Form 10-Q
period 1999-03-31
AUTOBYTEL COM INC
filed 1999-05-14
CIK 1023364

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 22239

                               autobytel.com inc.
             (Exact name of Registrant as specified in its charter)


           Delaware                                           33-0711569
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

      18872 MacArthur Boulevard                                 92612
          Irvine, California                                  (Zip Code)
(Address of principal executive offices)


                                 (949) 225-4500
              (Registrant's telephone number, including area code)

                         ------------------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ ]  NO [X]


As of April 30, 1999, there were 17,874,502 shares of the Registrant's Common Stock outstanding.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1:  Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998...........           3

         Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998                4

         Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 ....           5

         Notes to Consolidated Financial Statements...................................................           6

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations........           7

                           PART II. OTHER INFORMATION

ITEM 2:  Changes in Securities and Use of Proceeds....................................................          26

ITEM 4:  Submission of Matters to a Vote of Security Holders..........................................          26

ITEM 6:  Exhibits and Reports on Form 8-K.............................................................          27

Signatures............................................................................................          28

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                               AUTOBYTEL.COM INC.

                           CONSOLIDATED BALANCE SHEETS

             (Amounts in thousands, except share and per share data)


                                     ASSETS
                                                                                       March 31,          December 31,
                                                                                         1999                 1998
                                                                                       ---------          ---------
                                                                                      (unaudited)
Current assets:
    Cash and cash equivalents, includes restricted amounts of
        $212 and $248, respectively                                                    $  99,818          $  27,984
    Accounts receivable, net of allowance for doubtful accounts
        of $413 and $402, respectively                                                     2,694              2,315
    Prepaid expenses and other current assets                                              1,487              1,353
                                                                                       ---------          ---------
            Total current assets                                                         103,999             31,652
Property and equipment, net                                                                2,019              2,208
Other assets                                                                                 345                347
                                                                                       ---------          ---------
            Total assets                                                               $ 106,363          $  34,207
                                                                                       =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                   $   7,564          $   2,915
    Accrued expenses                                                                       1,779                915
    Deferred revenue                                                                       4,239              4,008
    Customer deposits                                                                        539                345
    Other current liabilities                                                                 90                 33
                                                                                       ---------          ---------
            Total current liabilities                                                     14,211              8,216
    Deferred rent                                                                            122                123
                                                                                       ---------          ---------
            Total liabilities                                                             14,333              8,339
                                                                                       ---------          ---------

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, Series A, $0.001 par value; 1,500,000 shares authorized; no and 1,500,000 shares
        issued and outstanding at March 31, 1999 and December 31,                             --                  2
        1998, respectively
    Convertible preferred stock, Series B, $0.001 par value; 967,915 shares authorized; no and 967,915 shares issued
        and outstanding at March 31, 1999 and December 31, 1998,                              --                  1
        respectively
    Convertible preferred stock, Series C, $0.001 par value; 6,977,272 shares authorized; no and 4,968,738 shares issued
        and outstanding at March 31, 1999 and December 31, 1998,                              --                  4
        respectively
    Common stock, $0.001 par value; 50,000,000 shares authorized;
        17,873,241 and 8,506,455 shares issued and outstanding at                             18                  8
        March 31, 1999 and December 31, 1998, respectively
    Warrants                                                                               1,332              1,332
    Additional paid-in capital                                                           140,109             67,813
    Cumulative translation adjustment                                                        (15)               (19)
    Accumulated deficit                                                                  (49,414)           (43,273)
                                                                                       ---------          ---------
            Total stockholders' equity                                                    92,030             25,868
                                                                                       ---------          ---------
            Total liabilities and stockholders' equity                                 $ 106,363          $  34,207
                                                                                       =========          =========


The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (Amounts in thousands, except share and per share data)

                                   (Unaudited)


                                                     Three Months Ended March 31,
                                                   --------------------------------
                                                      1999                 1998
                                                   -----------          -----------
Revenues                                           $     8,032          $     4,632
                                                   -----------          -----------

Operating expenses:
    Sales and marketing                                  9,957                8,459
    Product and technology
        development                                      2,366                1,895
    General and administrative                           1,817                1,346
                                                   -----------          -----------
        Total operating expenses                        14,140               11,700
                                                   -----------          -----------

    Loss from operations                                (6,108)              (7,068)

Other income, net                                            8                  185
                                                   -----------          -----------

    Loss before provision for income taxes              (6,100)              (6,883)

Provision for income taxes                                  41                   15
                                                   -----------          -----------

    Net loss                                       $    (6,141)         $    (6,898)
                                                   ===========          ===========


Basic and diluted net loss per share               $     (0.68)         $     (0.83)
                                                   ===========          ===========

Shares used in computing basic and diluted
    net loss per share                               9,029,203            8,324,443
                                                   ===========          ===========




 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             (Amounts in thousands, except share and per share data)

                                   (Unaudited)


                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                     1999              1998
                                                                                   --------          --------
Cash flows from operating activities:
    Net loss                                                                       $ (6,141)         $ (6,898)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation and amortization                                               360               265
            Provision for bad debt                                                       47               104
            Loss on disposal of property and equipment                                   51                --
            Amortization of deferred compensation                                        --                 1
            Fair market value of stock options in excess of exercise price              225                --
            Changes in assets and liabilities:
                Accounts receivable                                                    (426)               55
                Prepaid expenses and other current assets                              (134)              424
                Other assets                                                              2              (241)
                Accounts payable                                                      4,649               727
                Accrued expenses                                                        864                 8
                Deferred revenue                                                        231               224
                Customer deposits                                                       194               319
                Other current liabilities                                                57               (15)
                Deferred rent                                                            (1)               10
                                                                                   --------          --------
                    Net cash used in operating activities                               (22)           (5,017)
                                                                                   --------          --------

Cash flows from investing activities:
    Purchases of property and equipment                                                (222)             (321)
                                                                                   --------          --------
                    Net cash used in investing activities                              (222)             (321)
                                                                                   --------          --------

Cash flows from financing activities:
    Issuance of notes payable                                                            --               157
    Proceeds from sale of common stock                                               72,074                --
                                                                                   --------          --------
                    Net cash provided by financing activities                        72,074               157
                                                                                   --------          --------

Effect of exchange rates on cash                                                          4                (4)
                                                                                   --------          --------
Net increase in cash and cash equivalents                                            71,834            (5,185)
Cash and cash equivalents, at beginning of period                                    27,984            15,813
                                                                                   --------          --------
Cash and cash equivalents, at end of period                                        $ 99,818          $ 10,628
                                                                                   ========          ========


Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes                                   $     41          $     15
                                                                                   ========          ========
    Cash paid during the period for interest                                       $     --          $     --
                                                                                   ========          ========



 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data.)

1. ORGANIZATION AND OPERATIONS OF AUTOBYTEL.COM

autobytel.com inc. (Autobytel.com) is an internationally branded Internet site for new and pre-owned vehicle information and purchasing services. Through its Web site (www.autobytel.com), consumers can research pricing, specifications and other information related to new and pre-owned vehicles and, when consumers indicate they are ready to buy, can be connected to Autobytel.com's network of participating dealers. Autobytel.com also provides other related services such as financing, leasing, vehicle warranties and insurance. Autobytel.com's services are free to consumers and, to date, Autobytel.com has derived substantially all of its revenues from fees paid by subscribing dealers located in the United States and Canada.

    Since inception, Autobytel.com has invested the majority of its efforts in marketing its brand name and developing infrastructure to support anticipated future operating growth. As a result, Autobytel.com has experienced significant operating losses and had an accumulated deficit of $49,414 at March 31, 1999. Prior to the consummation of Autobytel.com's initial public offering on March 31, 1999, such losses were financed primarily through private placements of preferred stock (See Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

    The accompanying interim consolidated financial statements as of March 31, 1999, and for the three months ended March 31, 1999 and 1998, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of Autobytel.com's management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Autobytel.com's financial position as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and March 31, 1998. Autobytel.com's results for an interim period are not necessarily indicative of the results that may be expected for the year.

    Although Autobytel.com believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in Autobytel.com's Prospectus filed with the Securities and Exchange Commission on March 26, 1999.

Computation of Basic and Diluted Net Loss Per Share

    Net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months ended March 31, 1999 and 1998, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of stock options and warrants are antidilutive. Autobytel.com evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin
(SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

3. STOCKHOLDERS' EQUITY

Initial Public Offering

    On March 31, 1999, Autobytel.com consummated its initial public offering and issued 3,500,000 shares of common stock at a price of $23 per share. An additional 1,000,000 shares of common stock was offered by selling stockholders at a price of $23 per share. Autobytel.com received proceeds of approximately $71,900, net of underwriting discounts, fees and other initial public offering costs.

    Simultaneously with the closing of the offering, outstanding shares of Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock were automatically converted to 1,666,667, 873,131 and 3,312,492 shares of common stock, respectively.

    In addition, the selling stockholders granted the underwriters a 30 day option to purchase up to an additional 637,500 shares of common stock to cover over-allotments. The underwriters exercised this option in April 1999.

4. STOCK OPTION PLANS

1999 Stock Option Plan

    In January 1999, the Board of Directors adopted the 1999 Stock Option Plan (the 1999 Option Plan). Autobytel.com has reserved 1,800,000 shares under the 1999 Option Plan. The 1999 Option Plan provides for the granting of stock options to key employees of Autobytel.com. Under the 1999 Option Plan, not more than 1,000,000 shares may be granted after March 31, 1999. The 1999 Option Plan provides for an automatic grant of an option to purchase 20,000 shares of common stock to each non-employee director on the date on which the person first becomes a non-employee director. In each successive year the non-employee director will automatically be granted an option to purchase 5,000 shares on November 1 of each subsequent year provided the non-employee director has served on the Board for at least six months. Each option will have a term of 10 years. Such options vest in their entirety and become exercisable on the first anniversary of the grant date, provided that the optionee continues to serve as a director on such date and the exercise price per share will be 100% of the fair market value of Autobytel.com's common stock on the date of grant. The 1999 Option Plan is identical in all other material respects to the 1998 Stock Option Plan.

Compensation Expense Related to Stock Options Granted in 1999

    From January to March 1999, Autobytel.com granted stock options to purchase 5,623, 153,000 and 229,612 shares of common stock under the 1996 Incentive Stock Plan, 1998 Stock Option Plan and 1999 Stock Option Plan, respectively. These stock options were granted to employees and directors at exercise prices of $13.20 and $16.00 per share which were below the fair market value at the date of grant. In relation to these grants, Autobytel.com will recognize estimated compensation expense of approximately $2,700 ratably over the vesting term of one to four years. Compensation expense of $225 was recognized during the three months ended March 31, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors" below.

OVERVIEW

    We are a leading, internationally branded Internet site for new and pre-owned vehicle information and purchasing services connecting consumers to our network of 2,772 participating dealers, as of March 31, 1999, in the United States and Canada. Through our Web site, www.autobytel.com, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles. When consumers indicate they are ready to buy, they can be connected to Autobytel.com's dealer network. In addition, we are continuing to develop ancillary programs for consumers such as financing, insurance and warranty services. We introduced our new vehicle marketing service in 1995, and in 1997 commenced our CyberStore program. In the first quarter of 1999, our joint venture in Sweden launched its website.

    We derive substantially all of our revenues from fees paid by subscribing dealers, and we expect to be primarily dependent on our dealer network for revenues in the foreseeable future. Dealers using our services pay initial subscription fees, as well as ongoing monthly fees based on the aggregation and transmittal of purchase requests to them. During 1997 and through February 1998, we also charged the dealers annual fees, which were discontinued. Average monthly program fees per dealer were $1,026 and $856 for the three months ended March 31, 1999 and 1998, respectively. We also derive some of our revenues on a per transaction basis from our ancillary services.

    Since mid January 1999 and on a going forward basis, we are converting our dealers primarily to new contracts with one year terms. The initial subscription fee from the dealer is recognized ratably over the first twelve months of the dealer's contract in order to match the costs of integrating and training the dealer with revenues earned. Amortized revenues from initial subscription fees were $0.7 million and $0.5 million for the three months ended March 31, 1999 and 1998, respectively. We anticipate that our initial subscription fee amortization revenues will decline as a percentage of total revenues over time as monthly fee revenues continue to grow. As our dealer network grows in absolute terms, the number of new dealers added as a percentage of total dealers is growing at a slower pace. Therefore, initial subscription fee revenues are declining as a percentage of total revenues while monthly fee revenues are growing. Monthly fees are recognized in the period the service is provided. Monthly fee revenues were $6.6 million and $3.3 million for the three months ended March 31, 1999 and 1998, respectively. Annual fees are recognized ratably over twelve months. Amortized revenues from annual fees were $0.3 million and $0.5 million for the three months ended March 31, 1999 and 1998, respectively. Annual fee revenue declined in the first quarter of 1999 because we discontinued the practice of charging annual fees in early 1998.

    Although we do not derive any direct revenue from the volume of purchase requests, we believe our ability to increase the number of subscribing dealers and the amount of fees paid by dealers is indirectly related to the volume of purchase requests routed through our Web site. Vehicle purchase requests routed through our online system increased from approximately 342,000 in the first quarter of 1998 to 489,000 in the first quarter of 1999, an increase of 43%. Since inception we have directed approximately 3.0 million purchase requests to dealers.

    Our revenue growth has been primarily dependent on our ability to:

    o deliver quality purchase requests to our dealer network,

    o increase the number of dealers and

    o increase the average fees paid by each dealer.

    We believe our revenue growth will be primarily dependent on the above factors as well as our ability to generate revenues from ancillary services.

    Since inception, our dealer network has expanded each quarter. As of March 31, 1999 there were 2,772 dealers, an increase of 6% over the same quarter in 1998. Of these dealers, 2,560 dealers pay for our service and the remaining 212 dealers do not pay for our service. Our non-paying dealers are generally associated with lower volume vehicle manufacturers such as Jaguar or Suzuki or are located in remote, low volume territories and receive purchase request referrals without paying fees to us. We enter into agreements with non-paying dealers to ensure the broadest geographic coverage for every make of vehicle and to increase consumer satisfaction by offering a complete selection of vehicles.

    During the first quarter of 1999, 322 paying dealers were added to our United States dealership network and 144 dealers terminated their affiliation with us or were terminated by us. As of March 31, 1999, the net number of our paying dealers increased by 5.1% over the same quarter in 1998. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

    Because our primary revenue source is from program fees, our business model is significantly different from many other Internet commerce sites. The automobiles requested through our site are sold by individual dealers; therefore we derive no direct revenue from the sale of a vehicle and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk. The only cost of goods sold incurred by us since our inception was the cost of computer equipment sold to dealers. We discontinued selling computer equipment in the first quarter of 1998.

    Sales and marketing costs consist primarily of promotion and advertising to build brand awareness and encourage potential customers to go to our Web site. Our sales and marketing expenses were $10.0 million and $8.5 million in the first quarter of 1999 and 1998, respectively. We use Internet advertising, as well as traditional media, such as television, radio and print. The majority of our Internet advertising is comprised of:

    o sponsorship and partnership agreements with Internet portals such as Excite and Lycos and

    o advertising and marketing affiliations with online automotive information providers such as Edmund's and Kelley Blue Book.

    These Internet portals and online automotive information providers charge a combination of set-up, initial, annual, monthly and variable fees.

    o Set-up fees are incurred for the development of the link between Autobytel.com and the Internet portal or online information provider and are expensed in the period the link is established.

    o Initial fees are prepaid annual fees which are amortized over the period they relate to.

    o Annual fees are amortized over the period they relate to.

    o Monthly fees are expensed in the month they relate to.

    o Variable fees are fees paid for purchase requests and are expensed in the period the purchase requests are received.

    During the three months ended March 31, 1999, total Internet marketing and advertising costs incurred were $3.6 million, including annual, monthly and variable fees of $0.5 million, $1.1 million, and $2.0 million, respectively. There were no set-up or initial fees incurred in the three months ended March 31, 1999. Also included in the sales and marketing expenses are the costs associated with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

RESULTS OF OPERATIONS

    The following table sets forth our results of operations as a percentage of revenues:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                ------------------
                                                  1999     1998
                                                 ------   ------
STATEMENT OF OPERATIONS DATA:
Revenues                                          100%      100%
Operating expenses:
     Sales and Marketing                          124       183
     Product and technology                        29        41
         development
     General and administrative                    23        29
                                                  ---      ----
         Total operating expenses                 176       253
                                                  ---      ----
     Loss from operations                         (76)     (153)
Other income, net                                  --         4
                                                  ---      ----
     Loss before provision for income
         taxes                                    (76)     (149)
Provision for income taxes                         --        --
                                                  ---      ----
     Net loss                                     (76)%    (149)%
                                                  ===      ====


FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

    Revenues. Our revenues increased by $3.4 million, or 73%, to $8.0 million in the first quarter of 1999, compared to $4.6 million in the same period in 1998. The growth in revenue in the first quarter of 1999 was primarily attributable to an increase in the number of paying dealers and a $170, or 20%, increase in the average monthly program fee charged to paying dealers. The number of paying dealers increased by 789, or 45%, to 2,560 as of March 31, 1999, compared to 1,771 as of March 31, 1998. Our first quarter 1998 revenues included $0.2 million derived from computer sales, a practice we discontinued in the first quarter of 1998. Revenues from ancillary services accounted for approximately 5% of revenues in both the first quarter of 1999 and the first quarter of 1998.

    Sales and Marketing. Sales and marketing expense primarily includes:

    o advertising expenses,

    o fees paid to our purchase request providers,

    o expenses to develop our brand equity and

    o personnel and other costs associated with sales, training and support of our dealer network.

     Sales and marketing expense increased by $1.5 million, or 18%, to $10.0 million in the first quarter of 1999, compared to $8.5 million in the first quarter of 1998. The increase was primarily due to a $0.9 million, or 34%, increase in fees related to information search aggregators resulting from a higher number of purchase requests, a $0.3 million, or 26%, increase in sales expenses due to additional dealer support personnel and a $0.2 million, or 4%, increase in other advertising and marketing expenses to build brand awareness. We expect to continue to increase our advertising, marketing and sales expenses in the foreseeable future.

    Product and Technology Development. Product and technology development expense primarily includes personnel costs relating to the introduction of new products and services and enhancing the features, content and functionality of our Web site and Dealer Real Time system, as well as expenses associated with our telecommunications and computer infrastructure. Product and technology development expense increased by $0.5 million, or 25%, to $2.4 million in the first quarter of 1999, compared to $1.9 million in the first quarter of 1998. The increase was primarily due to a $0.2 million, or 20%, increase from additional staff and $0.1 million related to the development of certain application technology.

    General and Administrative. General and administrative expense primarily consists of executive, financial and legal personnel expenses and related costs. General and administrative expense was $1.8 million and $1.3 million in the first quarter of 1999 and the first quarter of 1998, respectively. General and administrative expense increased by $0.5 million, or 35%. The increase was primarily due to $0.2 million in compensation expense associated with stock options granted in the first quarter of 1999 and a $0.3 million, or 64%, increase in rent due to expansion of facilities and additional executive and financial personnel.

    Other Income, Net. Other income, net, generally consists of interest income offset by other expenses. In the first quarter of 1999, interest income of $0.3 million was offset by $0.3 million of start up costs related to the development of our Japanese venture. Interest income in the first quarter of 1999 increased 80% as compared to the first quarter of 1998 due to higher cash balances resulting from the sale of preferred stock late in the fourth quarter of 1998.

    Income Taxes. No provision for federal income taxes has been recorded as we incurred net operating losses through December 31, 1998. As of December 31, 1998, we had approximately $37.1 million of federal and $18.4 million of state net operating loss carryforwards that we believe are available to offset future taxable income; such carryforwards expire in various years through 2018. The amounts of and benefits from our net operating loss carryforwards became limited upon the completion of our initial public offering in March 1999 due to a cumulative ownership change of more than 50% over a three year period. Based on preliminary estimates, we believe the effect of such limitation, if imposed, will not have a material adverse effect on our business, results of operations and financial condition.

    To date, quarter to quarter growth in revenues has offset any effects due to seasonality. However, we expect our business to experience seasonality as it matures, reflecting seasonal fluctuations in the automotive industry, Internet and commercial online service usage and advertising expenditures. We anticipate that purchase requests will typically increase during the first and third quarters when new vehicle models are introduced and will typically decline during the second and fourth quarters. Internet and commercial online service usage and the growth rate of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the automotive industry, Internet and commercial online service usage, and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition.

STOCK OPTIONS GRANTED IN 1999

    From January to March 1999, we granted stock options to purchase 5,623, 153,000 and 229,612 shares of common stock under the 1996 Incentive Stock Plan, 1998 Stock Option Plan and 1999 Stock Option Plan, respectively. These stock options were granted to employees and directors at exercise prices of $13.20 and $16 per share which were below the fair market value at the date of grant. In relation to these grants, we will recognize estimated compensation expense of approximately $2.7 million ratably over the vesting term of one to four years. Compensation expense of approximately $1.1 million, $0.5 million, $0.5 million, $0.5 million and $42,000 will be classified as general and administrative expense in the years ending 1999, 2000, 2001, 2002 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    In March 1999, we completed an initial public offering and issued 3,500,000 shares of common stock at a price of $23 per share. An additional 1,000,000 shares of common stock were offered by selling stockholders at a price of $23 per share. We received proceeds of approximately $71.9 million, net of underwriting discounts fees and other offering costs.

    Simultaneously with the closing of the offering, outstanding shares of Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock were automatically converted to 1,666,667, 873,131 and 3,312,492 shares of common stock, respectively.

    In addition, the selling stockholders granted the underwriters a 30 day option to purchase up to an additional 637,500 shares of common stock to cover over-allotments. The underwriters exercised this option in April 1999. We did not receive any proceeds from sales by the selling stockholders.

    Net cash used in operating activities decreased to $22,000 in the first quarter of 1999 from $5.0 million in the first quarter of 1998. The decrease resulted primarily from increased revenues and additional accrued expenses related to our initial public offering, and Internet and television advertising which were partially offset by cash used to finance accounts receivable and prepaid expenditures.

    Cash used in investing activities decreased to $0.2 million in the first quarter of 1999 from $0.3 million in the first quarter of 1998. Cash used in investing activities resulted primarily from purchases of property and equipment consisting of computer hardware, telecommunications equipment, and furniture.

    Cash provided by financing activities increased to $72.1 million in the first quarter of 1999 primarily from the consummation of our initial public offering. This was an increase from $0.2 million in the first quarter of 1998.

    As of March 31, 1999, we had approximately $99.8 million in cash and cash equivalents. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

    With respect to years beyond fiscal 1999, we may be required to raise additional capital to meet our long term operating requirements. Although we have grown our revenues consistently since inception, our expenses have continued to, and in the foreseeable future are expected to, exceed our revenues. Accordingly, we do not expect to be able to fund our operations from internally generated funds for the foreseeable future.

    Our cash requirements depend on several factors, including:

    o the level of expenditures on marketing and advertising,

    o the rate of market acceptance,

    o the ability to expand our customer base,

    o the ability to increase the volume of purchase requests,

    o the cost of contractual arrangements with online information providers, search engines and other referral sources.

    We cannot accurately predict the timing and amount of our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

    Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could restrict our operations or finances. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on our business, results of operations and financial condition.

YEAR 2000 ISSUES

    Because many computer applications have been written using two digits rather than four to define the applicable year, some date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This "Year 2000 issue" could result in system failures or miscalculations causing disruptions of operations, including disruptions of our Web site, the Dealer Real Time system or normal business activities.

    The information technology systems pertain to software applications and database interface programs that support the consumer website, as well as the Dealer Real Time system that manages the inventory of pre-owned vehicles and purchase requests transmitted to our participating dealers.

    Non-information technology systems include accounts receivable/payable, payroll, banking, 401k, postal bar code, and Federal Express software that support our daily business activities. Although we have not conducted a survey, we believe there is no material exposure to our non-information technology systems. We believe that we do not have any other non-information, embedded technology systems, with potential Year 2000 issues.

    We do not believe that we have material exposure to the Year 2000 issue with respect to our own information systems since our existing systems correctly define the Year 2000 with four digits. We are currently taking two actions to mitigate the risk and exposure of the Year 2000 issue:

    1. We are in the process of obtaining confirmation from all of our third-party vendors that they have resolved their Year 2000 issues. These third-party vendors can be categorized as follows:

       A.  information technology systems

           o computer hardware vendors

           o computer software vendors

           o network communications vendors

           o data suppliers vendors

       B.  non-information technology systems

           o landlord who oversees the facilities and utilities

           o building security company

       We expect to receive replies to our Year 2000 requests from third-party vendors by the end of the second quarter of 1999. Approximately 48% of the third party vendors have responded. All of these vendors provided a statement of compliance either displayed on their website or furnished in hard copy format. The vendors who have already responded represent the most critical vendors in our business.

    2. We are continuing to simulate the Year 2000 rollover with hardware, software, network communications vendors and certain key data suppliers in a test lab environment. We plan to make any modifications resulting from the test lab environment by the end of the third quarter of 1999.

    Based on the test results, if any vendor is found to be non-compliant, our contingency plan in priority order is:

    o to find a replacement vendor,

    o to assist such vendor in becoming Year 2000 compliant.

    o to set up a front-end application to screen all non-compliant data or to receive the data and modify it so that the data is Year 2000 compliant. We plan to establish our front-end application screen in the third quarter of 1999.

    The worst-case scenario pertaining to Year 2000 issue would be an overall failure of the national Internet and telecommunications infrastructure. This may require alternative means for users to gain connection to our servers.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and we adopted this statement in the first quarter of 1998. The statement requires companies to report a new measurement of income. Comprehensive income (loss) is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. Currently, no material differences exist between our net income or loss and comprehensive net income or loss.

    In March 1998, the American Institute of Certified Public Accounts (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP No. 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and defines specific criteria that determine when such costs are required to be expensed, and when such costs may be capitalized. Management believes the adoption of SOP 98-1 will not have a material effect on our consolidated financial statements.

    In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-up Activities," which will be adopted by us in the beginning of our fiscal year beginning January 1, 1999. SOP No. 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. We believe the adoption of SOP 98-5 will not have a material effect on our financial statements.

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be adopted by us in our fiscal year beginning January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments by requiring every derivative instrument to be recorded in the balance sheet as a liability or an asset at fair market value. Any changes to a derivatives fair market value must be recognized currently in earnings unless specific hedge accounting criteria are met. We do not have any derivative instruments or undertake any hedging activities and do not anticipate doing so, therefore the adoption of SFAS No. 133 will not have a material effect on our financial statements.

LIMITATION ON NET OPERATING LOSS CARRYFORWARDS

    We had approximately $37.1 million in federal net operating loss carryforwards as of December 31, 1998 which could be available to reduce the amount of United States federal income taxes payable by us in the future. However, we are limited in the use of the net operating loss carryforwards because the initial public offering resulted in an ownership change within the meaning of Section 382 of the Internal Revenue Code

    Based on an estimated company value of $411 million, we will be permitted to offset against any taxable income $19 million of net operating loss carryforwards per year using pre-charge net operating losses based on a long-term tax exempt rate of 4.7% and the offering share price of $23.

RISK FACTORS

    In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", the following additional factors may affect our future results. Unless specified otherwise as used herein, the terms "we," "us" or "our" refers to autobytel.com inc. and its wholly owned subsidiaries.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT NET LOSSES FOR THE FORESEEABLE FUTURE. IF WE CONTINUE TO LOSE MONEY, OUR OPERATIONS WILL NOT BE FINANCIALLY VIABLE.

    We were formed in January 1995 as Auto-By-Tel LLC, and first received revenues from operations in March

1995. We therefore have a limited operating history upon which an investor may evaluate our operations and future prospects. Because of the recent emergence of the Internet-based vehicle information and purchasing industry, none of our executives has significant experience in the industry. This limited operating history and management experience means it is difficult for us to predict future operating results. We have incurred losses every quarter since inception and expect to continue to incur losses for the foreseeable future. We had an accumulated deficit of $49.9 million and $43.3 million as of March 31, 1999 and December 31, 1998, respectively. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for Internet commerce. To achieve profitability, we must, among other things:

    o generate increased vehicle buyer traffic to our Web site,

    o continue to send new and pre-owned vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees,

    o continue to expand the number of dealers in our network and enhance the quality of dealers,

    o respond to competitive developments,

    o increase our brand name visibility,

    o successfully introduce new services,

    o continue to attract, retain and motivate qualified personnel, and

    o continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

    We cannot be certain that we will be successful in achieving these goals.

IF OUR DEALER TURNOVER INCREASES, OUR DEALER NETWORK AND REVENUE DERIVED FROM THIS NETWORK MAY DECREASE.

    Substantially all of our revenues are derived from fees paid by our network of subscribing dealerships. If dealer turnover increases and we are unable to add new dealers to mitigate any turnover, our revenues will decrease as our network of dealers decreases. If the number of dealers in our network declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. All of our subscribing dealerships have entered into written marketing agreements with us having a stated term of one year or five years, but they are cancelable by the dealer upon 30 days notice. We cannot assure that dealers will not terminate their agreements with us. Subscribing dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or in order to join alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and pre-owned vehicle dealers. During the first quarter of 1999, we added 322 subscribing dealers to our United States dealership network and 144 subscribing dealers terminated their affiliation with us or were terminated by us. In order for us to grow or maintain our dealer network, we may need to reduce dealer turnover.

WE MAY LOSE SUBSCRIBING DEALERS IF WE RECONFIGURE DEALER TERRITORIES. IF WE LOSE DEALERS, WE WILL LOSE THE REVENUES ASSOCIATED WITH THOSE DEALERS.

    If the volume of purchase requests increases, we may need to reduce or reconfigure the exclusive territories currently assigned to dealerships in order to serve consumers more effectively. If a dealer is unwilling to accept a reduction or reconfiguration of its territory, it may terminate its relationship with us. The loss of dealers will cause a subsequent reduction in revenue unless we are able to mitigate this loss by adding new dealers or increasing the fees we receive from our other dealers. A dealer also could sue us to prevent such reduction or reconfiguration, or collect damages from us. We have experienced one such lawsuit. A material decrease in the number of dealers subscribing to our network or litigation with dealers could have a material adverse effect on our business, results of operations and financial condition.

WE RELY HEAVILY ON OUR PARTICIPATING DEALERS TO PROMOTE OUR BRAND VALUE BY PROVIDING HIGH QUALITY SERVICES TO OUR CONSUMERS. IF DEALERS DO NOT PROVIDE OUR CONSUMERS HIGH QUALITY SERVICES, OUR BRAND VALUE WILL DIMINISH AND THE NUMBER OF CONSUMERS WHO USE OUR SERVICES MAY DECLINE CAUSING A DECREASE IN OUR REVENUES.

    Promotion of our brand value depends on our ability to provide consumers a high quality experience for purchasing vehicles throughout the purchasing process. If our dealers do not provide consumers with high quality service, the value of our brand could be damaged and the number of consumers using our services may decrease. We devote significant efforts to train participating dealerships in practices that are intended to increase consumer satisfaction. Our inability to train dealers effectively, or the failure by participating dealers to adopt recommended practices, respond rapidly and professionally to vehicle inquiries, or sell and lease vehicles in accordance with our marketing strategies, could result in low consumer satisfaction, damage our brand name and could materially and adversely affect our business, results of operations and financial condition.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PREDICT OUR FUTURE PERFORMANCE.

    Our quarterly operating results may fluctuate due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. We plan our business operations based on increased revenues and if our revenues do not increase faster than our expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

    o our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

    o the announcement or introduction of new or enhanced sites, services and products by us or our competitors,

    o general economic conditions and economic conditions specific to the Internet, online commerce or the automobile industry,

    o a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us,

    o our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner,

    o the level of traffic on our Web site and other sites that refer traffic to our Web site,

    o technical difficulties, system downtime or Internet brownouts,

    o the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure,

    o governmental regulation, and

    o unforeseen events affecting the industry.

SEASONALITY IS LIKELY TO CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS. INVESTORS MAY NOT BE ABLE TO PREDICT OUR ANNUAL OPERATING RESULTS BASED ON A QUARTER TO QUARTER COMPARISON OF OUR OPERATING RESULTS.

    To date, our quarter to quarter growth in revenues have offset any effects due to seasonality. However, we expect our business to experience seasonality as it matures. If this occurs, investors may not be able to predict our annual operating results based on a quarter to quarter comparison of our operating results. Seasonality in the automotive industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition. We anticipate that purchase requests will typically increase during the first and third quarters when new vehicle models are introduced and will typically decline during the second and fourth quarters. Internet and commercial online service usage and the growth rate of such usage typically declines during the summer.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE. OUR MARKET IS COMPETITIVE NOT ONLY BECAUSE THE INTERNET HAS MINIMAL BARRIERS TO ENTRY, BUT ALSO BECAUSE WE COMPETE DIRECTLY WITH OTHER COMPANIES IN THE OFFLINE ENVIRONMENT.

    Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services and automotive brokers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is new, and competition among commercial Web sites is expected to increase significantly in the future. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully as an Internet-based commercial entity, we must significantly increase awareness of our services and brand name. Failure to achieve these objectives will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

    We compete with other entities which maintain similar commercial Web sites including Autoweb.com, Cendant Membership Service, Inc.'s AutoVantage, Microsoft Corporation's Carpoint and Stoneage Corporation. AutoNation, a large consolidator of dealers, has launched a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have recently launched or announced plans to launch online buying services, such as General Motors Corporation's BuyPower. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

    We believe that the principal competitive factors in the online market are:

    o brand recognition,

    o speed and quality of fulfillment,

    o variety of value-added services,

    o ease of use,

    o customer satisfaction,

    o quality of service, and

    o technical expertise.

    We cannot assure that we can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. In addition, competitive pressures may result in increased marketing costs, decreased Web site traffic or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition.

IF ANY OF OUR RELATIONSHIPS WITH INTERNET SEARCH ENGINES OR ONLINE AUTOMOTIVE INFORMATION PROVIDERS TERMINATES, OUR PURCHASE REQUEST VOLUME COULD DECLINE. IF OUR PURCHASE REQUEST VOLUME DECLINES, OUR PARTICIPATING DEALERS MAY NOT BE SATISFIED WITH OUR SERVICES AND MAY TERMINATE THEIR RELATIONSHIP WITH US OR FORCE US TO DECREASE THE FEES WE CHARGE FOR OUR SERVICE. IF THIS OCCURS, OUR REVENUES WOULD DECREASE.

    We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web site. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume to decline. Since our dealers would be receiving fewer purchase requests, they may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationship with us or force us to decrease the fees we charge for our services, our revenues will decline which will have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, such as Excite, and online automotive information providers, such as Edmund's and Kelley Blue Book. For example, during the first quarter of 1999 and the years ended December 31,1998 and December 31, 1997, approximately 24%, 34% and 49%, respectively, of our purchase requests came through Edmund's. We may not be able to maintain our relationship with Edmund's or other online service providers or find alternative, comparable marketing partners capable of originating significant numbers of purchase requests on terms satisfactory to us. In addition, we periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. A number of our agreements with online service providers may be terminated without cause. Our agreement with Excite relating to our sponsorship of Netscape Communications Corporation's NetCenter Auto Channel is conditioned on Excite's NetCenter agreement with Netscape remaining in effect. We were informed that the NetCenter agreement between Excite and Netscape will be terminated effective June 17, 1999.

IF WE CAN NOT BUILD STRONG BRAND LOYALTY OUR BUSINESS MAY SUFFER.

    We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the Autobytel.com brand will depend largely on our ability to obtain a leadership position in Internet commerce. If dealers do not perceive us as an effective channel for increasing vehicle sales, or consumers do not perceive us as offering reliable information concerning new and pre-owned vehicles, as well as referrals to high quality dealers, in a user-friendly manner that reduces the time spent for vehicle purchases, we will be unsuccessful in promoting and maintaining our brand. Our brand may not be able to gain widespread acceptance among consumers or dealers. Our failure to develop our brand sufficiently would have a material adverse effect on our business, results of operations and financial condition.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT, TRAIN AND RETAIN ADDITIONAL HIGHLY QUALIFIED SALES AND MARKETING, MANAGERIAL AND TECHNICAL PERSONNEL, OUR BUSINESS MAY SUFFER.

    Our future success depends on our ability to identify, hire, train and retain highly qualified sales and marketing, managerial and technical personnel. In addition, as we introduce new services we will need to hire a significant number of personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary managerial, technical and sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

    Our business and operations are substantially dependent on the performance of our executive officers and key employees, some of whom are employed on an at-will basis and all of whom have worked together for only a short period of time. We maintain "key person" life insurance in the amount of $3.0 million on the life of Mark W. Lorimer, our Chief Executive Officer and President. The loss of the services of Mr. Lorimer or Ann Marie Delligatta, Executive Vice President and Chief Operating Officer, or one or more of our other executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition.

WE ARE A NEW BUSINESS IN A NEW INDUSTRY AND NEED TO MANAGE OUR GROWTH AND OUR ENTRY INTO NEW BUSINESS AREAS IN ORDER TO AVOID INCREASED EXPENSES WITHOUT CORRESPONDING REVENUES.

    We are constantly expanding our operations and introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for Internet-based vehicle purchasing services. We also intend to enter into new foreign markets. The growth of our operations requires us to increase expenditures before we generate revenues. For example, we need to hire personnel to oversee the introduction of new services before we generate revenue from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 1999, we had 188 employees, compared to 180 employees as of December 31, 1998, and 159 employees as of December 31, 1997.

    We believe establishing industry leadership also requires us to:

    o test, introduce and develop new services and products, including enhancing our Web site,

    o expand the breadth of products and services offered,

    o expand our market presence through relationships with third parties, and

    o acquire new or complementary businesses, products or technologies.

    We cannot assure you that we can successfully manage these tasks.

IF FEDERAL OR STATE FRANCHISE LAWS APPLY TO US WE MAY BE REQUIRED TO MODIFY OR ELIMINATE OUR MARKETING PROGRAMS. IF WE ARE UNABLE TO MARKET OUR SERVICES IN THE MANNER WE CURRENTLY DO OUR REVENUES MAY DECREASE AND OUR BUSINESS MAY SUFFER.

    We believe that neither our relationship with our dealers nor our dealer subscription agreements constitute "franchises" under federal or state franchise laws and that we are not subject to the coverage of state and motor vehicle dealer licensing laws. However, in the event that any state's regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner which undermines the program's attractiveness to consumers or dealers, we may become subject to fines or other penalties or if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

    A Federal district court in Michigan has ruled that our dealer subscription agreement is not a "franchise" under Michigan law. However, if our relationship or written agreement with our dealers were found to be a "franchise" under federal or state franchise laws, then we could be subjected to other regulations, such as franchise disclosure and registration requirements and limitations on our ability to effect changes in our relationships without our dealers. We also believe that our dealer marketing service does not qualify as an automobile brokerage activity and therefore state broker licensing requirements do not apply to us. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to include a pricing model under which all subscribing dealerships in Texas are charged uniform fees based on the population density of their particular geographic area and to make our program open to all dealerships who wish to apply.

IF FINANCIAL BROKER AND INSURANCE LICENSING REQUIREMENTS APPLY TO US IN STATES WHERE WE ARE NOT CURRENTLY LICENSED, WE WILL BE REQUIRED TO OBTAIN ADDITIONAL LICENSES AND OUR BUSINESS MAY SUFFER.

    We currently hold financial broker licenses in the states of Florida, Indiana and Wisconsin and have applied for renewal in the state of Colorado. If we are required to be licensed elsewhere, it may result in an expensive and time-consuming process that could divert the effort of management away from day-to-day operations. In the event other states require us to be licensed and we are unable to do so, or are otherwise unable to comply with regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties, and our business, results of operations and financial condition could be materially and adversely affected.

    We provide a link on our Web site to an online insurance application program offered by the American International Group. We receive fees from a member company of the American International Group in connection with this advertising activity. We do not believe that this activity requires us to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to ours. Given these uncertainties, we currently hold, through a wholly-owned subsidiary, insurance agent licenses in California, Colorado, Connecticut, Indiana, Maine, Nebraska, New Jersey, and Utah. We have applied for insurance agent licenses in the remaining thirty-two states that issue corporate licensing and are awaiting approval. In the event other states require us to be licensed and we are unable to do so, or are otherwise unable to comply with regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties, and our business, results of operations and financial condition could be materially and adversely affected.

INTERNET COMMERCE HAS YET TO ATTRACT SIGNIFICANT REGULATION. GOVERNMENT REGULATIONS MAY RESULT IN ADMINISTRATIVE MONETARY FINES, PENALTIES OR TAXES THAT MAY REDUCE OUR FUTURE EARNINGS.

    There are currently few laws or regulations that apply directly to the Internet. Because our business is dependent on the Internet, the adoption of new local, state, national or international laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations and financial condition.

    Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use and income taxes.

EVOLVING GOVERNMENT REGULATIONS MAY REQUIRE FUTURE LICENSING WHICH COULD INCREASE ADMINISTRATIVE COSTS OR ADVERSELY AFFECT OUR REVENUES.

    In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various domestic and foreign laws and regulations. Compliance with these future laws and regulations may require us to obtain appropriate licenses at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, thereby potentially reducing our future results of operations.

    We have identified what we believe are the areas of domestic government regulation, which if changed, would be costly to us. These laws and regulations include franchise laws, motor vehicle brokerage licensing laws, insurance licensing laws, and motor vehicle dealership licensing laws, which may be applicable to aspects of our business. There could be laws and regulations applicable to our business which we have not identified or which, if changed, may be costly to us.

    The introduction of new services and expansion of our operations to foreign countries may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate business licenses, filing of bonds, appointment of foreign agents and periodic business reporting activity. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered in a particular foreign country, thereby having an adverse affect on our results of operations.

OUR SUCCESS IS DEPENDENT ON OUR KEEPING PACE WITH ADVANCES IN TECHNOLOGY. IF WE ARE UNABLE TO KEEP PACE

WITH ADVANCES IN TECHNOLOGY, CONSUMERS MAY STOP USING OUR SERVICES AND OUR REVENUES WILL DECREASE.

    The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Web site and technology obsolete. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our Web site, Dealer Real Time system and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our Web site, Dealer Real Time system, or other proprietary technology to customer requirements or to emerging industry standards.

WE ARE VULNERABLE TO COMMUNICATIONS SYSTEM INTERRUPTIONS BECAUSE ALL OF OUR PRIMARY SERVERS ARE LOCATED IN A SINGLE LOCATION. IF COMMUNICATIONS TO THAT LOCATION WERE INTERRUPTED, OUR OPERATIONS COULD BE ADVERSELY AFFECTED.

    We host our Web site and Dealer Real Time system at our corporate headquarters in Irvine, California. Although we maintain redundant local offsite backup servers, all of our primary servers are located at our corporate headquarters and are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future. We maintain business interruption insurance which pays up to $6 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses.

INTERNET COMMERCE IS NEW AND EVOLVING WITH FEW PROFITABLE BUSINESS MODELS. WE CANNOT ASSURE THAT OUR BUSINESS MODEL WILL BE PROFITABLE.

    The market for Internet-based purchasing services has only recently begun to develop and is rapidly evolving. While many Internet commerce companies have grown in terms of revenue, few are profitable. We can not assure that we will be profitable. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there are few proven services and products. Moreover, since the market for our services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market.

IF CONSUMERS DO NOT ADOPT INTERNET COMMERCE AS A MAINSTREAM MEDIUM OF COMMERCE, OUR REVENUES MAY NOT GROW AND OUR EARNINGS MAY SUFFER.

    The success of our services will depend upon the adoption of the Internet by consumers and dealers as a mainstream medium for commerce. While we believe that our services offer significant advantages to consumers and dealers, there can be no assurance that widespread acceptance of Internet commerce in general, or of our services in particular, will occur. Our success assumes that consumers and dealers who have historically relied upon traditional means of commerce to purchase or lease vehicles, and to procure vehicle financing and insurance, will accept new methods of conducting business and exchanging information. In addition, dealers must be persuaded to adopt new selling models and be trained to use and invest in developing technologies. Moreover, critical issues concerning the commercial use of the Internet, such as, ease of access, security, reliability, cost, and quality of service, remain unresolved and may impact the growth of Internet use. If the market for Internet-based vehicle marketing services fails to develop, develops slower than expected or becomes saturated with competitors, or if our services do not achieve market acceptance, our business, results of operations and financial condition will be materially and adversely affected.

\
THE PUBLIC MARKET FOR OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE, ESPECIALLY SINCE MARKET PRICES FOR INTERNET-RELATED AND TECHNOLOGY STOCKS HAVE OFTEN BEEN UNRELATED TO OPERATING PERFORMANCE.

    Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Even if an active trading market does develop, the market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

    o actual or anticipated variations in our quarterly operating results,

    o announcements of new product or service offerings,

    o technological innovations,

    o competitive developments,

    o changes in financial estimates by securities analysts,

    o conditions and trends in the Internet and electronic commerce industries,

    o adoption of new accounting standards affecting the automotive industry, and

    o general market conditions and other factors.

    Further, the stock markets, and in particular the NASDAQ National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs. We cannot assure that such high trading prices will be sustained. These broad market factors may adversely affect the market price of our common stock. In addition, general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

WE FACE UNCERTAINTIES WITH CHANGING LEGISLATION IN THE AUTOMOTIVE INDUSTRY WHICH COULD REQUIRE INCREASED REGULATORY AND LOBBYING COSTS AND MAY HARM OUR BUSINESS.

    Our purchasing service may result in changing the way vehicles are sold which may be viewed as threatening by new and pre-owned vehicle dealers who do not subscribe to the Autobytel.com program. Such businesses are often represented by influential lobbying organizations, and such organizations or other persons may propose legislation which could impact the evolving marketing and distribution model which our service promotes. Should current laws be changed or new laws passed, our business, results of operations and financial condition could be materially and adversely affected. As we introduce new services, we may need to comply with additional licensing regulations and regulatory requirements.

    To date, we have not spent significant resources on lobbying or related government affairs issues but we may need to do so in the future. A significant increase in the amount we spend on lobbying or related activities would have a material adverse effect on our results of operations and financial condition.

OUR INTERNATIONAL EXPANSION MAY REQUIRE US TO COMPLY WITH BURDENSOME REGULATORY, TARIFF AND LICENSING REQUIREMENTS. OUR NEED TO COMPLY WITH BURDENSOME GOVERNMENTAL REQUIREMENTS MAY ADVERSELY AFFECT OUR ABILITY TO GROW OUR BUSINESS.

    We intend to expand our new vehicle purchasing service to foreign markets through licensing our technology, business processes and trade names and by establishing relationships with vehicle dealers and strategic partners located in foreign markets.

    By expanding our operations to various other countries, we may become subject to laws or treaties that regulate the marketing, distribution and sale of motor vehicles. We will need to spend our resources to determine whether the laws of the countries in which we seek to operate require us to modify, or prohibit the use of, our Autobytel.com system. In addition, the laws of other countries may impose licensing, bonding or similar requirements on us as a condition to doing business in these countries.

WE HAVE LIMITED EXPERIENCE IN PROVIDING OUR INTERNET-BASED MARKETING SERVICE ABROAD. WE MAY NOT BE SUCCESSFUL IN ESTABLISHING OUR BUSINESS ABROAD WHICH MAY LIMIT OUR FUTURE GROWTH.

    We have had limited experience in providing our Internet-based marketing service abroad and we cannot be certain that we will be successful in introducing or marketing our services abroad. In addition, there are risks inherent in conducting business in international markets, such as:

    o changes in political conditions,

    o regulatory requirements,

    o potentially weaker intellectual property protections,

    o tariffs and other trade barriers, fluctuations in currency exchange rates, or potentially adverse tax consequences,

    o difficulties in managing or overseeing foreign operations, and

    o educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce.

    One or more of such factors may have a material adverse effect on our current or future international operations and, consequently, on our business, results of operations and financial condition.

OUR COMPUTER INFRASTRUCTURE MAY BE VULNERABLE TO SECURITY BREACHES. ANY SUCH PROBLEMS COULD JEOPARDIZE CONFIDENTIAL INFORMATION TRANSMITTED OVER THE INTERNET, CAUSE INTERRUPTIONS IN OUR OPERATIONS OR CAUSE US TO HAVE LIABILITY TO THIRD PERSONS.

    Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breach could cause us to have liability to one or more third parties and disrupt all or part of our operations. Any of these events would have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent our security measures could misappropriate proprietary information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our insurance does not currently protect against such losses.

WE DEPEND ON CONTINUED TECHNOLOGICAL IMPROVEMENTS IN OUR SYSTEMS AND IN THE INTERNET OVERALL. IF WE ARE

UNABLE TO HANDLE AN UNEXPECTEDLY LARGE INCREASE IN VOLUME OF CONSUMERS USING OUR WEB SITE, WE CANNOT ASSURE OUR CONSUMERS OR DEALERS THAT PURCHASE REQUESTS WILL BE EFFICIENTLY PROCESSED AND OUR BUSINESS MAY SUFFER.

    If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to continue to support the demands placed on it by such potential growth. The Internet may not prove to be a viable commercial medium because of inadequate development of the necessary infrastructure, timely development of complementary products such as high speed modems, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation.

    An unexpectedly large increase in the volume or pace of traffic on our Web site or the number of orders placed by customers may require us to expand and further upgrade our technology, transaction-processing systems and network infrastructure. We may not be able to accurately project the rate or timing of increases, if any, in the use of our Web site or expand and upgrade our systems and infrastructure to accommodate such increases. In addition, we cannot assure that our dealers will efficiently process purchase requests.

OUR BUSINESS COULD BE INTERRUPTED BY YEAR 2000 PROBLEMS IF OUR VENDORS, CONSUMERS OR DEALERS ARE UNABLE TO CONVERT THEIR SYSTEMS. THEIR FAILURE TO CONVERT THEIR SYSTEMS MAY AFFECT THE ABILITY OF OUR CONSUMERS AND DEALERS TO ACCESS OUR WEB SITE OR THE DEALER REAL TIME SYSTEM. OUR BUSINESS WOULD SUFFER IF SUCH FAILURE PREVENTED ACCESS TO OUR ONLINE SYSTEMS.

    Because many computer applications have been written using two digits rather than four to define the applicable year, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This "Year 2000 issue" could result in system failures or miscalculations causing disruptions of operations, including disruptions of our Web site, the Dealer Real Time system or normal business activities.

    We cannot predict the extent to which the Year 2000 issue will affect our vendors, consumers or dealers, or the extent to which we would be vulnerable if such parties fail to resolve any Year 2000 issues on a timely basis. The failure of such parties to convert their systems on a timely basis or effect a conversion that is compatible with our systems in order to avoid any Year 2000 issues could have a material adverse effect on us. In addition, to the extent our customers are unable to access our Web site or dealers are unable to access the Dealer Real Time system, such failures would have a material adverse effect on our business, results of operations, or financial condition.

    The worst-case scenario related to the Year 2000 issue would be an overall failure of the national Internet and telecommunications infrastructure. If this failure were to prevent users and dealers from accessing the Internet, we would attempt to provide alternative means to allow users to connect to our servers. Any national disruption to the telecommunications systems used by our business will have a material adverse effect on our business, results of operations, or financial condition.

MISAPPROPRIATION OF OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS COULD IMPAIR OUR COMPETITIVE POSITION.

    Our ability to compete depends upon our proprietary systems and technology. While we rely on trademark, trade secret and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and maintaining a leadership position and strengthening our brand. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Misappropriation of our intellectual property or potential litigation would have a material adverse effect on our business, results of operations and financial condition. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims or infringement or invalidity. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to our trade secrets and technology.

OUR FOUNDERS, OFFICERS AND DIRECTORS AND THEIR AFFILIATES HAVE SUBSTANTIAL CONTROL OF OUR VOTING STOCK AND HAVE THE ABILITY TO MAKE DECISIONS THAT COULD ADVERSELY AFFECT STOCKHOLDERS. SUCH DECISIONS COULD ADVERSELY AFFECT OUR STOCK PRICE.

    The control of a large amount of our stock by insiders could have an adverse effect on the market price of our common stock. Our executive officers and directors beneficially own or control approximately 6,174,352 shares or 31% of the outstanding shares of our common stock. In addition, our founders, Peter Ellis and John Bedrosian beneficially own or control approximately 17% and 15%, respectively, of the outstanding shares of our common stock. Our officers, directors, founders and their affiliates, assuming they vote together, have the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions and other extraordinary transactions.

SUBSTANTIAL SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR INTERNET-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES.

    Sale of substantial numbers of shares of common stock in the public market could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times. Of the 17,874,502 shares that were outstanding as of April 30, 1999, 4,877,560 shares are eligible for sale in the public market without restriction. 7,122,481 shares of common stock are currently restricted until September 26, 1999 under lock-up agreements with the underwriters for our initial public offering, and another 5,808,977 shares are restricted until December 26, 1999 under lock-up agreements with these same underwriters. Upon the expiration of these lock-up agreements, such shares of common stock will become eligible for sale in the public market in accordance with the provisions of Rules 144 and 701 under the Securities Act and any contractual restrictions on their transfer, as applicable. BT Alex. Brown Incorporated may, in its sole discretion and at any time without notice, release all or any portion of the shares subject to lock-up agreements. In addition, holders of approximately 12,997,957 shares of common stock are entitled to certain registration rights with respect to such shares until such time as the holders of such common stock may sell such shares under Rule 144 of the Securities Act.

WE ARE UNCERTAIN OF OUR ABILITY TO OBTAIN ADDITIONAL FINANCING FOR OUR FUTURE CAPITAL NEEDS. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING WE MAY NOT BE ABLE TO CONTINUE TO OPERATE OUR BUSINESS.

    We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A THIRD PARTY FROM ACQUIRING US OR LIMIT THE PRICE THIRD PARTIES ARE WILLING TO PAY FOR OUR STOCK.

    Provisions of our amended and restated certificate of incorporation and bylaws relating to our corporate governance could make it difficult for a third party to acquire us, and could discourage a third party from attempting to acquire control of us. These provisions allow us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. These provisions provide that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the board of directors are up for election at each annual meeting. In addition, these provisions impose various procedural and other requirements which could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change of control of us. Such charter provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

    We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, together with affiliates and associates, owns or did own 15% or more of the corporation's voting stock.

OUR ACTUAL RESULTS COULD DIFFER FROM FORWARD-LOOKING STATEMENTS IN THIS REPORT.

    This report contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth above and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 25, 1999, in connection with Autobytel.com's initial public offering, a Registration Statement on Form S-1 (No. 333-70261) was declared effective by the Securities and Exchange Commission, pursuant to which 3,500,000 shares of Autobytel.com's common stock were offered and sold for the account of Autobytel.com at a price of $23 per share, generating gross offering proceeds of $80.5 million. Of such shares, 3,250,000 shares were sold to an underwriting syndicate and 250,000 shares were sold to potential and existing international strategic investors. The managing underwriters were BT Alex. Brown, Lehman Brothers and PaineWebber Incorporated. After deducting approximately $5.6 million in underwriting discounts and $3.0 million in other related expenses, the net proceeds to Autobytel.com were approximately $71.9 million.

    In addition, two selling stockholders sold 1,637,500 shares to the underwriting syndicate at the same price per share raising gross proceeds of approximately $37.7 million. Autobytel.com did not receive any monies from the sale of shares of its common stock by these selling stockholders.

    The net proceeds to Autobytel.com were invested in short-term, investment-grade interest-bearing securities. Autobytel.com has no specific plans at this time for use of the net proceeds and expects to use such proceeds for working capital and general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    By written consent effective as of February 15, 1999, holders of the outstanding shares of common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock approved the 1998 Stock Option Plan and the 1999 Stock Option Plan of Autobytel.com and an amendment to the Fifth Amended and Restated Certificate of

Incorporation providing that immediately prior to the closing of the initial public offering of common stock of Autobytel.com (i) all unissued shares of Series C Preferred Stock are retired and restored to the status of authorized, undesignated and unissued shares of preferred stock, (ii) upon conversion of all shares of any class or series of preferred stock such shares are retired and restored to the status of authorized, undesignated and unissued shares of preferred stock and (iii) the board of directors be divided into three classes effective upon closing of such initial public offering.

    All of the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and holders of 8,361,518 shares of common stock, representing approximately 98.2% of the outstanding shares of common stock, consented to such actions. The initial public offering was consummated on March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    27.1  Financial Data Schedule (EDGAR version only)

              (b)   Reports on Form 8-K

                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         autobytel.com inc.



Date:    May 14, 1999                    By:  /s/ HOSHI PRINTER
                                              ----------------------------------
                                              Hoshi Printer
                                              Senior Vice President
                                              Chief Financial Officer and Duly
                                              Authorized Officer

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

27.1           Financial Data Schedule (EDGAR version only)