Form 10-Q
period 1999-06-30
AUTOBYTEL COM INC
filed 1999-08-12
CIK 1023364

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                ----------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ] NO [ ]

As of July 31, 1999, there were 17,879,025 shares of the Registrant's Common Stock outstanding.

                                      INDEX

           PART I. FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998 ...     3

           Consolidated Statements of Operations for the three months and six months
           ended June 30, 1999 and 1998 (unaudited) ............................................     4

           Consolidated Statements of Cash Flows for the six months ended June 30,
           1999 and 1998 (unaudited) ...........................................................     5

           Notes to Consolidated Financial Statements ..........................................     6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations ..........................................................................     7

           PART II. OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds ...........................................    25

ITEM 6.    Exhibits and Reports on Form 8-K ....................................................    25

Signature ......................................................................................    26

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               autobytel.com inc.

                           CONSOLIDATED BALANCE SHEETS

             (Amounts in thousands, except share and per share data)

                                     ASSETS
                                                                         June 30,       December 31,
                                                                           1999            1998
                                                                        -----------     ------------
                                                                        (unaudited)
Current assets:
    Cash and cash equivalents, includes restricted amounts of
        $212 and $248, respectively                                      $  92,650       $  27,984
    Accounts receivable, net of allowance for doubtful accounts
        of $468 and $402, respectively                                       3,011           2,315
    Prepaid expenses and other current assets                                1,388           1,353
                                                                         ---------       ---------
            Total current assets                                            97,049          31,652
Property and equipment, net                                                  1,901           2,208
Other assets                                                                   482             347
                                                                         ---------       ---------
            Total assets                                                 $  99,432       $  34,207
                                                                         =========       =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $   4,908       $   2,915
    Accrued expenses                                                         2,314             915
    Deferred revenue                                                         4,885           4,008
    Customer deposits                                                          433             345
    Other current liabilities                                                  209              33
                                                                         ---------       ---------
            Total current liabilities                                       12,749           8,216
    Deferred rent                                                               81             123
                                                                         ---------       ---------
            Total liabilities                                               12,830           8,339
                                                                         ---------       ---------

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, Series A, $0.001 par value;
        1,500,000 shares authorized; no and 1,500,000 shares
        issued and outstanding at June 30, 1999 and December 31,
        1998, respectively                                                      --               2
    Convertible preferred stock, Series B, $0.001 par value;
        967,915 shares authorized; no and 967,915 shares issued
        and outstanding at June 30, 1999 and December 31, 1998,
        respectively                                                            --               1
    Convertible preferred stock, Series C, $0.001 par value;
        6,977,272 shares authorized; no and 4,968,738 shares issued
        and outstanding at June 30, 1999 and December 31, 1998,                 --               4
        respectively
    Common stock, $0.001 par value; 50,000,000 shares authorized;
        17,875,864 and 8,506,455 shares issued and outstanding at
        June 30, 1999 and December 31, 1998, respectively                       18               8
    Warrants                                                                 1,332           1,332
    Additional paid-in capital                                             140,653          67,813
    Cumulative translation adjustment                                           (3)            (19)
    Accumulated deficit                                                    (55,398)        (43,273)
                                                                         ---------       ---------
            Total stockholders' equity                                      86,602          25,868
                                                                         ---------       ---------
            Total liabilities and stockholders' equity                   $  99,432       $  34,207
                                                                         =========       =========


 The accompanying notes are an integral part of these consolidated statements.

                               autobytel.com inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (Amounts in thousands, except share and per share data)

                                   (Unaudited)


                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                -------------------------------       -------------------------------
                                                    1999               1998               1999               1998
                                                ------------       ------------       ------------       ------------
Revenues                                        $      9,203       $      5,405       $     17,235       $     10,037
                                                ------------       ------------       ------------       ------------

Operating expenses:
    Sales and marketing                               11,027              5,470             20,984             13,929
    Product and technology
        development                                    3,216              1,969              5,582              3,864
    General and administrative                         2,052              1,190              3,869              2,536
                                                ------------       ------------       ------------       ------------
        Total operating expenses                      16,295              8,629             30,435             20,329
                                                ------------       ------------       ------------       ------------

    Loss from operations                              (7,092)            (3,224)           (13,200)           (10,292)

Other income, net                                      1,111                163              1,119                348
                                                ------------       ------------       ------------       ------------

    Loss before provision for income taxes            (5,981)            (3,061)           (12,081)            (9,944)

Provision for income taxes                                 3                 10                 44                 25
                                                ------------       ------------       ------------       ------------

    Net loss                                    $     (5,984)      $     (3,071)      $    (12,125)      $     (9,969)
                                                ============       ============       ============       ============


Basic and diluted net loss per share            $      (0.33)      $      (0.37)      $      (0.90)      $      (1.19)
                                                ============       ============       ============       ============

Shares used in computing basic and diluted
    net loss per share                            17,875,150          8,373,772         13,476,613          8,349,244
                                                ============       ============       ============       ============



 The accompanying notes are an integral part of these consolidated statements.

                               autobytel.com inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)

                                   (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                    1999             1998
                                                                                  --------         --------
Cash flows from operating activities:
    Net loss                                                                      $(12,125)        $ (9,969)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation and amortization                                              741              576
            Provision for bad debt                                                     174              102
            Loss on disposal of property and equipment                                  51               --
            Amortization of deferred compensation                                       --                1
            Issuance of preferred stock in exchange for advertising                     --              500
            Fair market value of stock options in excess of exercise price             508               --
            Changes in assets and liabilities:
                Accounts receivable                                                   (870)            (800)
                Prepaid expenses and other current assets                              (35)             444
                Other assets                                                          (135)            (239)
                Accounts payable                                                     1,993             (349)
                Accrued expenses                                                     1,399               38
                Deferred revenue                                                       877              939
                Customer deposits                                                       88              252
                Other current liabilities                                              176               (3)
                Deferred rent                                                          (42)              19
                                                                                  --------         --------
                    Net cash used in operating activities                           (7,200)          (8,489)
                                                                                  --------         --------

Cash flows from investing activities:
    Purchases of property and equipment                                               (485)            (487)
                                                                                  --------         --------
                    Net cash used in investing activities                             (485)            (487)
                                                                                  --------         --------

Cash flows from financing activities:
    Issuance of notes payable                                                           --              618
    Proceeds from sale of common stock, net                                         72,335            5,147
                                                                                  --------         --------
                    Net cash provided by financing activities                       72,335            5,765
                                                                                  --------         --------

Effect of exchange rates on cash                                                        16               (8)
                                                                                  --------         --------
Net increase (decrease) in cash and cash equivalents                                64,666           (3,219)
Cash and cash equivalents, at beginning of period                                   27,984           15,813
                                                                                  --------         --------
Cash and cash equivalents, at end of period                                       $ 92,650         $ 12,594
                                                                                  ========         ========


Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes                                  $     44         $     25
                                                                                  ========         ========
    Cash paid during the period for interest                                      $      1         $     --
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

   Since inception, Autobytel.com has invested the majority of its efforts in marketing its brand name and developing infrastructure to support anticipated future operating growth. As a result, Autobytel.com has experienced significant operating losses and had an accumulated deficit of $55,398 as of June 30, 1999. Management believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

   The accompanying interim consolidated financial statements as of June 30, 1999, and for the three months and six months ended June 30, 1999 and 1998, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of Autobytel.com's management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Autobytel.com's financial position, results of operations and cash flows for the three months and six months ended June 30, 1999 and June 30, 1998. Autobytel.com's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

Computation of Basic and Diluted Net Loss Per Share

   Net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months and six months ended June 30, 1999 and 1998, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of stock options and warrants are antidilutive. Autobytel.com evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.


3.    STOCK BASED COMPENSATION

   From January to March 1999, Autobytel.com granted stock options to employees and directors at exercise prices which were below the fair market value at the date of grant. In relation to these grants, Autobytel.com will recognize estimated compensation expense of approximately $2,700 ratably over the vesting term of one to four years. Compensation expense of $283 was recognized during the three months ended June 30, 1999.

4.    SUBSEQUENT EVENTS

   In July 1999, Autobytel.com increased the number of authorized shares of common stock from 50 million shares to 200 million shares.

   Also in July 1999, Autobytel.com entered into agreements to acquire W.G. Nichols Inc., the publisher of the Chilton series of auto repair manuals, and a related company named Marine Information Technology, LLC, a publisher of watercraft service and repair procedures, for $13 million in cash and 253,923 shares of common stock. The closing of the acquisitions is subject to certain conditions, including an audit of financial statements, and is expected to be completed in the third quarter of 1999.

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

   OVERVIEW

   We are a leading, internationally branded Internet site for new and pre-owned vehicle information and purchasing services connecting consumers to our network of participating dealers in the United States and Canada. We introduced our new vehicle marketing service in 1995, and in 1997 commenced our Certified Pre-owned CyberStore program. Through our Web site, www.autobytel.com, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles. When consumers indicate they are ready to buy, they can be connected to our dealer network. In addition, we are continuing to develop value added programs for consumers such as financing, insurance and warranty services. In the second quarter of 1999, we introduced an online insurance center, signed an agreement with Toyota Motor Insurance Services, Inc. to offer their extended warranty service, and announced a new joint venture with partners in Japan to form Autobytel Japan Kabushiki Kaisha. Also in the second quarter of 1999,we launched our auction web site, wholesale.autobytel.com and our service web site, service.autobytel.com and our licensee in the United Kingdom launched its web site, www.autobytel.co.uk.

   We derive substantially all of our revenues from fees paid by subscribing dealers, and we expect to be primarily dependent on our dealer network for revenues in the foreseeable future. Dealers using our services pay initial subscription fees, as well as ongoing monthly fees based, among other things, on the size of territory, demographics and the transmittal of purchase requests to them. We also charged the dealers annual fees through December 31, 1997. In January 1998, we started to eliminate annual fees and increase monthly fees to subscribing dealers. Average monthly program fees per dealer were $1,008 and $921 for the three months ended June 30, 1999 and 1998, respectively. We also derive some of our revenues on a per transaction basis from our value added services. For the three months ended June 30, 1999 and 1998, value added services were 11% and 2% of revenues, respectively.

   Since mid January 1999 and on a going forward basis, we are converting our dealers primarily to new contracts with one year terms. The initial subscription fee from the dealer is recognized ratably over the first twelve months of the dealer's contract in order to match the costs of integrating and training the dealer with revenues earned. Amortized revenues from initial subscription fees were $0.6 million for the three months ended June 30, 1999 and 1998. We anticipate that our initial subscription fee amortization revenues will decline as a percentage of total revenues over time as monthly fee revenues continue to grow. As our dealer network grows in absolute terms, the number of new dealers added as a percentage of total dealers is growing at a slower pace. Therefore, initial subscription fee revenues are declining as a percentage of total revenues while monthly fee revenues are growing. Monthly fees are recognized in the period the service is provided. Monthly fee revenues were $7.3 million and $4.1 million for the three months ended June 30, 1999 and 1998, respectively. Annual fees are recognized ratably over twelve months. Amortized revenues from annual fees were $0.2 million and $0.6 million for the three months ended June 30, 1999 and 1998, respectively. Annual fee revenue declined in the second quarter of 1999 because we began to eliminate the charging of annual fees in early 1998.

   Although we do not derive any direct revenue from the volume of purchase requests, we believe our ability to increase the number of subscribing dealers and the amount of fees paid by dealers is indirectly related to the volume of purchase requests routed through our Web site. Vehicle purchase requests routed through our online system increased from approximately 294,000 in the second quarter of 1998 to 512,000 in the second quarter of 1999, an increase of 74%. Since inception we have directed approximately 3.5 million purchase requests to dealers.

   Our revenue growth has been primarily dependent on our ability to:

   -  deliver quality purchase requests to our dealer network,

   -  increase the number of dealers and

   -  increase the average monthly fees paid by each dealer.

   We believe our revenue growth will be primarily dependent on the above factors as well as our ability to generate revenues from value added services.

   Since inception, our dealer network has expanded each quarter. As of June 30, 1999 there were 2,993 dealers, an increase of 14% over the same quarter in 1998. Of these dealers, 2,865 dealers pay for our service and the remaining 128 dealers do not pay for our service. Our non-paying dealers are generally associated with lower volume vehicle manufacturers such as Jaguar or Suzuki or are located in remote, low volume territories and receive purchase request referrals without paying fees to us. We enter into agreements with non-paying dealers to ensure the broadest geographic coverage for every make of vehicle and to increase consumer satisfaction by offering a complete selection of vehicles.

   During the second quarter of 1999, 426 paying dealers were added to our United States dealership network and 121 dealers either terminated their affiliation with us or were terminated by us. In the second quarter of 1999, the net number of our United States paying dealers increased by 43% over the same quarter in 1998. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition. Because our primary revenue source is from program fees, our business model is significantly different from many other Internet commerce sites. The automobiles requested through our site are sold by dealers; therefore we derive no direct revenue from the sale of a vehicle and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

   Sales and marketing costs consist primarily of promotion and advertising to build brand awareness and encourage potential customers to visit our Web site. Our sales and marketing expenses were $11.0 million and $5.5 million in the second quarter of 1999 and 1998, respectively. We use Internet advertising, as well as traditional media, such as television, radio and print. The majority of our Internet advertising is comprised of:

   - sponsorship and partnership agreements with Internet portals such as Excite and Lycos and

   - advertising and marketing affiliations with online automotive information providers such as Edmund's and Kelley Blue Book.

   These Internet portals and online automotive information providers charge a combination of set-up, initial, annual, monthly and variable fees.

   - Set-up fees are incurred for the development of the link between Autobytel.com and the Internet portal or online information provider and are expensed in the period the link is established.

   - Initial fees are prepaid annual fees which are amortized over the period they relate to.

   -  Annual fees are amortized over the period they relate to.

   -  Monthly fees are expensed in the month they relate to.

   - Variable fees are fees paid for purchase requests and are expensed in the period the purchase requests are received.

   During the three months ended June 30, 1999, total Internet marketing and advertising costs incurred were $3.7 million, including annual, monthly and variable fees of $0.6 million, $1.3 million, and $1.8 million, respectively. There were no set-up or initial fees incurred in the three months ended June 30, 1999. Also included in sales and marketing expenses are the costs associated with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

RESULTS OF OPERATIONS

   The following table sets forth our results of operations as a percentage of revenues:

                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                     -------------------       -------------------
                                      1999         1998         1999         1998
                                     ------       ------       ------       ------
STATEMENT OF OPERATIONS DATA:
Revenues                                100%         100%         100%         100%
Operating expenses:
    Sales and Marketing                 120          101          122          139
    Product and technology
        Development                      35           36           32           38
    General and administrative           22           22           22           25
                                     ------       ------       ------       ------
        Total operating expenses        177          160          177          203
                                     ------       ------       ------       ------
    Loss from operations                (77)         (60)         (77)        (103)
Other income, net                        12            3            6            3
                                     ------       ------       ------       ------
    Loss before provision for
        income taxes                    (65)         (57)         (70)         (99)
Provision for income taxes                0            0            0            0
                                     ------       ------       ------       ------
    Net loss                            (65)%        (57)%        (70)%        (99)%
                                     ======       ======       ======       ======


THREE MONTHS ENDED JUNE 30, 1999 AND 1998

   Revenues. Our revenues increased by $3.8 million, or 70%, to $9.2 million in the second quarter of 1999, compared to $5.4 million in the same period in 1998. The growth in revenue in the second quarter of 1999 was primarily attributable to an increase in the number of paying dealers and an $87, or 9%, increase in the average monthly program fee charged to paying dealers. The number of paying dealers increased by 812, or 40%, to 2,865 as of June 30, 1999, compared to 2,053 as of June 30, 1998. Revenues from value added services accounted for approximately 11% of revenues in the second quarter of 1999 compared to 2% of revenues in the second quarter of 1998.

   Sales and Marketing. Sales and marketing expense primarily includes:

   -  Internet marketing and advertising expenses,

   -  fees paid to our purchase request providers,

   - expenses to develop our brand equity and encourage potential customers to visit our Web site and

   - personnel and other costs associated with sales, training and support of our dealer network.

   Sales and marketing expense increased by $5.5 million, or 102%, to $11.0 million in the second quarter of 1999 compared to $5.5 million in the second quarter of 1998. The increase was primarily due to a $2.1 million, or 5,090%, increase in television advertising, a $1.2 million, or 85% , increase in sales expenses due to additional dealer support personnel, a $1.1 million, or 44%, increase in fees related to information search aggregators resulting from a higher number of purchase requests, a $0.9 million, or 79%, increase in other advertising and marketing expenses to build brand awareness and a $0.1 million in bad debt expense. The increase in television advertising was due to minimal television advertising in the second quarter of 1998. We expect to continue to increase our advertising, marketing and sales expenses in the foreseeable future.

   Product and Technology Development. Product and technology development expense primarily includes personnel costs relating to the introduction of new products and services and enhancing the features, content and functionality of our Web site and Dealer Real Time system, as well as expenses associated with our telecommunications and computer infrastructure. Product and technology development expense increased by $1.2 million, or 63%, to $3.2 million in the second quarter of 1999, compared to $2.0 million in the second quarter of 1998. The increase was primarily due to a $0.6 million, or 51%, increase for additional personnel and related recruiting costs, a $0.4 million, or 619%, increase in technology expenses related to our subsidiary that is engaged in the business of web site development and a $0.1 million related to the development of certain application technology.

   General and Administrative. General and administrative expense primarily consists of executive, financial and legal personnel expenses and related costs. General and administrative expense was $2.1 million and $1.2 million in the second quarter of 1999 and 1998, respectively. General and administrative expense increased by $0.9 million, or 72%. The increase was primarily due to $0.3 million in compensation expense associated with stock options granted in the first quarter of 1999 and a $0.5 million, or 519%, increase in outside legal, accounting and other fees related to being a public company.

   Other Income, Net. Other income, net, generally consists of interest income offset by other expenses. Other income, net increased $0.9 million, or 582%, to $1.1 million in the second quarter of 1999, compared to $0.2 million in the second quarter of 1998. Interest income increased due to higher cash balances resulting from the initial public offering in the first quarter of 1999 .

   Income Taxes. No provision for federal income taxes has been recorded as we incurred net operating losses through June 30, 1999. Provision for income taxes included in the accompanying statements of operations primarily consists of franchise taxes paid to the state of Delaware.

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

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

   Revenues. Our revenues increased $7.2 million, or 72%, to $17.2 million in the six months ended June 30, 1999, compared to $10.0 million in the same period in 1998. The growth in revenue was primarily attributable to an increase in the number of paying dealers and a $133, or 15%, increase in the average monthly program fee charged to paying dealers. The number of paying dealers increased by 812, or 40%, to 2,865 as of June 30, 1999, compared to 2,053 as of June 30, 1998. Revenues from value added services accounted for approximately 8% of revenues for the six months ended June 30, 1999 and 4% of revenues for the six months ended June 30, 1998.

   Sales and marketing expense increased by $7.0 million, or 51%, to $21.0 million for the six months ended June 30, 1999 compared to $14.0 million for the six months ended June 30, 1998. The increase was primarily due to a $2.0 million, or 39%, increase in fees related to information search aggregators resulting from a higher number of purchase requests, a $1.8 million, or 67%, increase in television advertising, a $1.8 million, or 89%, increase in other advertising and marketing expenses to build brand awareness and a $1.4 million, or 63%, increase in sales expenses due to additional sales and dealer support personnel.. We expect to continue to increase our advertising, marketing and sales expenses in the foreseeable future.

   Product and Technology Development. Product and technology development expense increased by $1.7 million, or 44%, to $5.6 million in the six months ended June 30, 1999, compared to $3.9 million in the six months ended June 30, 1998. The increase was primarily due to a $0.8 million, or 43%, increase from additional staff and related recruiting costs, $0.6 million in expenses related to the development of international joint ventures and $0.3 million related to the development of certain application technology.

   General and Administrative. General and administrative expense was $3.9 million and $2.5 million for the six months ended June 30, 1999 and 1998, respectively. General and administrative expense increased by $1.4 million, or 53%. The increase was primarily due to $0.5 million in compensation expense associated with stock options granted in the first quarter of 1999, a $0.5 million, or 108%, increase in legal, accounting and other fees related to being a public company, and a $0.2 million, or 16%, increase in payroll and related expenses for additional financial and human resource personnel.

   Other Income, Net. In the six months ended June 30, 1999, interest income of $1.4 million was offset by $0.3 million of costs related to our Japanese joint venture. Interest income for the six months ended June 30, 1999 increased 316% as compared to the six months ended June 30, 1998 due to higher cash balances resulting from the sale of preferred stock late in the fourth quarter of 1998 and the initial public offering late in the first quarter of 1999 .

STOCK OPTIONS GRANTED IN 1999

   From January to June 1999, we granted stock options to purchase 5,623, 153,000 and 229,612 shares of common stock under the 1996 Incentive Stock Plan, 1998 Stock Option Plan and 1999 Stock Option Plan, respectively. These stock options were granted to employees and directors at exercise prices of $13.20 and $16 per share which were below the fair market value at the date of grant. In relation to these grants, we will recognize estimated compensation expense of approximately $2.7 million ratably over the vesting term of one to four years. Compensation expense of approximately $1.1 million, $0.5 million, $0.5 million, $0.5 million and $42,000 will be classified as general and administrative expense in the years ending 1999, 2000, 2001, 2002 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities decreased to $7.2 million for the six months ended June 30, 1999 from $8.5 million for the six months ended June 30, 1998. The decrease resulted primarily from additional accounts payable and accrued expenses offset by the net loss.

   Cash used in investing activities remained the same at $0.5 million for the six months ended June 30, 1999 and 1998. Cash used in investing activities resulted primarily from purchases of property and equipment consisting of computer hardware, telecommunications equipment, and furniture.

   Cash provided by financing activities increased to $72.3 million for the six months ended June 30, 1999 primarily from the consummation of our initial public offering. This was an increase from $5.8 million for the six months ended June 30, 1998.

   As of July 31, 1999, we had approximately $91.7 million in cash and cash equivalents. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

   In July 1999, we increased the number of authorized shares of common stock from 50 million shares to 200 million shares.

   With respect to years beyond fiscal 1999, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have grown consistently since inception, our expenses have continued to, and in the foreseeable future are expected to, exceed our revenues. Accordingly, we do not expect to be able to fund our operations from internally generated funds for the foreseeable future.

   Our cash requirements depend on several factors, including:

   -  the level of expenditures on marketing and advertising,

   -  the rate of market acceptance,

   -  the ability to expand our customer base,

   -  the ability to increase the volume of purchase requests,

   - the cost of contractual arrangements with online information providers, search engines and other referral sources,

   -  the cash portion of acquisition transactions.

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


YEAR 2000 ISSUE

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

   The information technology systems pertain to software applications and database interface programs that support the consumer web site, as well as the Dealer Real Time system that manages the inventory of pre-owned vehicles and purchase requests transmitted to our participating dealers.

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

   We do not believe that we have material exposure to the Year 2000 issue with respect to our own information systems since our existing systems correctly define the Year 2000 with four digits. We are currently taking two actions to mitigate the risk and exposure of the Year 2000 issue:

   1. We are in the process of obtaining confirmation from all of our third-party vendors that they have resolved their Year 2000 issues. These third-party vendors can be categorized as follows:

      A. information technology systems

         -  computer hardware vendors

         -  computer software vendors

         -  network communications vendors

         -  data supplier vendors

      B. non-information technology systems

         -  landlord who oversees the facilities and utilities

         -  building security company

      As of August 5, 1999, approximately 99% of the information technology system vendors have responded. Of these responses, 92% are in compliance and 8% have provided a 1999 expected compliance date. The two vendors included in non-information technology systems have also responded that they are in compliance. All of these vendors provided a statement of compliance either displayed on their web site or furnished a hard copy of the statement to us.

2. We simulated the Year 2000 rollover with hardware, software, network communications vendors and certain key data suppliers in a test lab environment. We successfully tested the two information systems, the autobytel.com web site and the Dealer Real Time system, with rollover periods that included three critical timeframes:

         -  the turn of 1999 to 2000,

         -  leap month,

         -  and the turn of 2000 to 2001.

   Based on the test results, if any vendor is found to be non-compliant, our contingency plan in order of priority is:

         -  to find a replacement vendor,

         -  to assist such vendor in becoming Year 2000 compliant, and

         - to set up a front-end application to screen all non-compliant data or to receive the data and modify it so that the data is Year 2000 compliant. We plan to establish our front-end application screen in the third quarter of 1999.

   Thus far, our test results have not warranted the activation of our contingency plan.

   The worst-case scenario pertaining to the Year 2000 issue would be an overall failure of the national Internet and telecommunications infrastructure. This may require alternative means for users to gain connection to our servers.

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

   We were formed in January 1995 as Auto-By-Tel LLC, and first received revenues from operations in March 1995. We therefore have a limited operating history upon which an investor may evaluate our operations and future prospects. Because of the recent emergence of the Internet-based vehicle information and purchasing industry, none of our executives has significant experience in the industry. This limited operating history and management experience means it is difficult for us to predict future operating results. We have incurred losses every quarter since inception and expect to continue to incur losses for the foreseeable future. We had an accumulated deficit of $55.4 million and $43.3 million as of June 30, 1999 and December 31, 1998, respectively. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for Internet commerce. To achieve profitability, we must, among other things:

   -  generate increased vehicle buyer traffic to our Web site,

   - continue to send new and pre-owned vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees,

   - continue to expand the number of dealers in our network and enhance the quality of dealers,

   -  respond to competitive developments,

   -  increase our brand name visibility,

   -  successfully introduce new services,

   -  continue to attract, retain and motivate qualified personnel, and

   - continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

   We cannot be certain that we will be successful in achieving these goals.

IF OUR DEALER TURNOVER INCREASES, OUR DEALER NETWORK AND REVENUE DERIVED FROM THIS NETWORK MAY DECREASE.

   Substantially all of our revenues are derived from fees paid by our network of subscribing dealerships. If dealer turnover increases and we are unable to add new dealers to mitigate any turnover, our revenues will decrease as our network of dealers decreases. If the number of dealers in our network declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. All of our subscribing dealerships have entered into written marketing agreements with us having a stated term of one year or five years, but they are cancelable by the dealer upon 30 days notice. We cannot assure that dealers will not terminate their agreements with us. Subscribing dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or in order to join alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and pre-owned vehicle dealers. During the second quarter of 1999, we added 426 subscribing dealers to our United States dealership network and 121 subscribing dealers terminated their affiliation with us or were terminated by us. In order for us to grow or maintain our dealer network, we may need to reduce dealer turnover.

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PREDICT OUR FUTURE PERFORMANCE.

   Our quarterly operating results may fluctuate due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. We plan our business operations based on increased revenues and if our revenues do not increase faster than our expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

   - our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

   - the announcement or introduction of new or enhanced sites, services and products by us or our competitors,

   - general economic conditions and economic conditions specific to the Internet, online commerce or the automobile industry,

   - a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us,

   - our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner,

   - the level of traffic on our Web site and other sites that refer traffic to our Web site,

   -  technical difficulties, system downtime or Internet brownouts,

   - the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure,

   -  governmental regulation, and

   -  unforeseen events affecting the industry.

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

   We compete with other entities which maintain similar commercial Web sites including Autoweb.com, Cendant Membership Service, Inc.'s AutoVantage, Microsoft Corporation's Carpoint, Carsdirect.com and Stoneage Corporation. AutoNation, a large consolidator of dealers, has launched a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have recently launched or announced plans to launch online buying services, such as General Motors Corporation's BuyPower. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

   We believe that the principal competitive factors in the online market are:

   -  brand recognition,

   -  speed and quality of fulfillment,

   -  variety of value-added services,

   -  ease of use,

   -  customer satisfaction,

   -  quality of service, and

   -  technical expertise.

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

   We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web site. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume to decline. Since our dealers would be receiving fewer purchase requests, they may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationship with us or force us to decrease the fees we charge for our services, our revenues will decline which will have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, such as Excite, and online automotive information providers, such as Edmund's and Kelley Blue Book. For example, during the six months ended June 30, 1999 and the years ended December 31,1998 and December 31, 1997, approximately 22%, 34% and 49%, respectively, of our purchase requests came through Edmund's. We may not be able to maintain our relationship with Edmund's or other online service providers or find alternative, comparable marketing partners capable of originating significant numbers of purchase requests on terms satisfactory to us. In addition, we periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. A number of our agreements with online service providers may be terminated without cause. Our agreement with Excite relating to our sponsorship of Netscape Communications Corporation's NetCenter Auto Channel was conditioned on Excite's NetCenter agreement with Netscape remaining in effect. The NetCenter agreement between Excite and Netscape was terminated on June 17, 1999.

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

   We are constantly expanding our operations and introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for Internet-based vehicle purchasing services. We also intend to enter into new foreign markets. The growth of our operations requires us to increase expenditures before we generate revenues. For example, we need to hire personnel to oversee the introduction of new services before we generate revenue from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 1999, we had 210 employees, compared to 180 employees as of December 31, 1998, and 159 employees as of December 31, 1997.

   We believe establishing industry leadership also requires us to:

   - test, introduce and develop new services and products, including enhancing our Web site,

   -  expand the breadth of products and services offered,

   -  expand our market presence through relationships with third parties, and

   -  acquire new or complementary businesses, products or technologies.

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

   A Federal court of appeals in Michigan has ruled that our dealer subscription agreement is not a "franchise" under Michigan law. However, if our relationship or written agreement with our dealers were found to be a "franchise" under federal or state franchise laws, then we could be subjected to other regulations, such as franchise disclosure and registration requirements and limitations on our ability to effect changes in our relationships without our dealers. We also believe that our dealer marketing service does not qualify as an automobile brokerage activity and therefore state broker licensing requirements do not apply to us. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to include a pricing model under which all subscribing dealerships in Texas are charged uniform fees based on the population density of their particular geographic area and to make our program open to all dealerships who wish to apply.

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

We provide a link on our Web site that enables consumers to receive real time vehicle coverage quote information from InsurQuote Systems Incorporated and submit applications online. Participants in the program include MetLife(R)Auto & Home Insurance, The Hartford (Hartford Financial Services Group, Inc.) and The GE Auto Insurance Program. At present the service is available only to consumers in California, Florida and Illinois. We receive fees from such participants in connection with this advertising activity. We also provide a link on our Web site to an online insurance application program offered by the American International Group. We receive fees from a member company of the American International Group in connection with this advertising activity. We do not believe that these activities require us to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to ours. Given these uncertainties, we currently hold, through a wholly-owned subsidiary, insurance agent licenses or are otherwise authorized to transact insurance in California, Colorado, Connecticut, Florida, Illinois, Indiana, Iowa, Kentucky, Maine, Michigan, Montana, Nebraska, New Jersey, North Carolina, Pennsylvania, South Dakota and Utah. We have applied for insurance agent licenses in the remaining thirty-two states that issue corporate licensing and are awaiting approval. In the event other states require us to be licensed and we are unable to do so, or are otherwise unable to comply with regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties, and our business, results of operations and financial condition could be materially and adversely affected.

THERE ARE MANY RISKS ASSOCIATED WITH CONSUMMATED AND POTENTIAL ACQUISITIONS.

   We recently entered into agreements to acquire W.G. Nichols Inc. and a related company, Marine Information Technology, LLC. The closing of the acquisitions is subject to a number of conditions, including an audit of such companies' financial statements. We expect to close the acquisitions in the third quarter of 1999. Acquisitions involve numerous risks. For example:

- It may be difficult to assimilate the operations and personnel of an acquired business into our own business;

- Management information and accounting systems of an acquired business must be integrated into our current systems;

- Our management must devote its attention to assimilating the acquired business which diverts their attention from our other business concerns;

-  We might enter markets in which we have limited prior experience; and

-  We might lose key employees of an acquired business.

   We intend to continue to evaluate potential acquisitions of companies which we believe will complement or enhance our existing business. If we acquire other companies in the future, it may result in the issuance of equity securities that could dilute exisitng stockholders' ownership. We may also incur debt and amortize expenses related to goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. Except for the pending acquisitions of W.G. Nichols and Marine Information Technology, we currently do not have any agreements to acquire any company or business, and we cannot guarantee that we will be able to identify or complete any acquisition in the future.

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

   Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Even if an active trading market does develop, the market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

   -  actual or anticipated variations in our quarterly operating results,

   -  announcements of new product or service offerings,

   -  technological innovations,

   -  competitive developments,

   -  changes in financial estimates by securities analysts,

   -  conditions and trends in the Internet and electronic commerce industries,

   - adoption of new accounting standards affecting the automotive industry, and

   -  general market conditions and other factors.

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

   Our purchasing service may result in changing the way vehicles are sold which may be viewed as threatening by new and pre-owned vehicle dealers who do not subscribe to our program. Such businesses are often represented by influential lobbying organizations, and such organizations or other persons may propose legislation which could impact the evolving marketing and distribution model which our service promotes. Should current laws be changed or new laws passed, our business, results of operations and financial condition could be materially and adversely affected. As we introduce new services, we may need to comply with additional licensing regulations and regulatory requirements.

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

   We have had limited experience in providing our Internet-based marketing service abroad and we cannot be certain that we will be successful in introducing or marketing our services abroad. In addition, there are risks inherent in conducting business in international markets, such as:

   -  changes in political conditions,

   -  regulatory requirements,

   -  potentially weaker intellectual property protections,

   - tariffs and other trade barriers, fluctuations in currency exchange rates, or potentially adverse tax consequences,

   -  difficulties in managing or overseeing foreign operations, and

   - educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce.

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

   The control of a large amount of our stock by insiders could have an adverse effect on the market price of our common stock. Our executive officers and directors beneficially own or control approximately 6,122,610 shares or 31% of the outstanding shares of our common stock. In addition, our founders, Peter Ellis and John Bedrosian beneficially own or control approximately 17% and 15%, respectively, of the outstanding shares of our common stock. Our officers, directors, founders and their affiliates, assuming they vote together, have the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions and other extraordinary transactions.

SUBSTANTIAL SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR INTERNET-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES.

   Sale of substantial numbers of shares of common stock in the public market could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times. Of the 17,879,025 shares that were outstanding as of July 31, 1999, 4,880,631 shares are eligible for sale in the public market without restriction. 7,123,933 shares of common stock are currently restricted until September 26, 1999 under lock-up agreements with the underwriters for our initial public offering, and another 5,808,977 shares are restricted until December 26, 1999 under lock-up agreements with these same underwriters. Upon the expiration of these lock-up agreements, such shares of common stock will become eligible for sale in the public market in accordance with the provisions of Rules 144 and 701 under the Securities Act and any contractual restrictions on their transfer, as applicable. BT Alex. Brown Incorporated may, in its sole discretion and at any time without notice, release all or any portion of the shares subject to lock-up agreements. In addition, holders of approximately 12,997,957 shares of common stock are entitled to certain registration rights with respect to such shares until such time as the holders of such common stock may sell such shares under Rule 144 of the Securities Act.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   In July 1999, we increased the number of authorized shares of common stock from 50 million shares to 200 million shares.

   In July 1999, Autobytel.com entered into agreements to acquire W.G. Nichols Inc., the publisher of the Chilton series of auto repair manuals, and a related company named Marine Information Technology, LLC, a publisher of watercraft service and repair procedures, for $13 million in cash and 253,923 shares of common stock. The closing of the acquisitions is subject to certain conditions, including an audit of financial statements, and is expected to be completed in the third quarter of 1999.

   Autobytel.com has no specific plans at this time for the use of the balance of the proceeds and expects to use such proceeds for working capital and general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

        3.1 Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of autobytel.com inc. dated July 22, 1999.

       27.1    Financial Data Schedule (EDGAR version only)

   (b) Reports on Form 8-K

1. On April 30, 1999, Autobytel.com filed Form 8-K announcing its financial results for the first quarter of 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        autobytel.com inc.


Date:August 12, 1999                    By:          /s/ HOSHI PRINTER
                                            ------------------------------------
                                            Hoshi Printer
                                            Senior Vice President
                                            Chief Financial Officer and Duly
                                            Authorized Officer

                                  EXHIBIT INDEX



     EXHIBIT
     NUMBER                           DESCRIPTION
     ------                           -----------
     3.1            Second Certificate of Amendment of the Fifth Amended and
                    Restated Certificate of Incorporation of autobytel.com inc.

    27.1            Financial Data Schedule (EDGAR version only)