Form 10-Q
period 1999-09-30
AUTOBYTEL COM INC
filed 1999-11-12
CIK 1023364

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NUMBER 22239

                            ------------------------

                               AUTOBYTEL.COM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      33-0711569
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

          18872 MACARTHUR BOULEVARD
             IRVINE, CALIFORNIA                                    92612
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (949) 225-4500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 1999, there were 18,211,895 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
ITEM 1:  Consolidated Financial Statements:
         Consolidated Balance Sheets as of September 30, 1999
         (unaudited) and December 31, 1998...........................    3
         Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998
         (unaudited).................................................    4
         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1999 and 1998 (unaudited)...............    5
         Notes to Consolidated Financial Statements..................    6
ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8

                        PART II. OTHER INFORMATION

ITEM 2:  Changes in Securities and Use of Proceeds...................   27
ITEM 4:  Submission of Matters to a Vote of Security Holders.........   27
ITEM 6:  Exhibits and Reports on Form 8-K............................   28
Signature............................................................   29

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               AUTOBYTEL.COM INC.

                          CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
Cash and cash equivalents, includes restricted amounts of
$212 and $248, respectively.................................    $ 90,093         $ 27,984
  Accounts receivable, net of allowance for doubtful
     accounts of $464 and $402, respectively................       3,155            2,315
  Prepaid expenses and other current assets.................       2,210            1,353
                                                                --------         --------
          Total current assets..............................      95,458           31,652
Property and equipment, net.................................       1,754            2,208
Other assets................................................         412              347
                                                                --------         --------
          Total assets......................................    $ 97,624         $ 34,207
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  7,769         $  2,915
  Accrued expenses..........................................       2,843              915
  Deferred revenue..........................................       5,570            4,008
  Customer deposits.........................................         571              345
  Other current liabilities.................................         194               33
                                                                --------         --------
          Total current liabilities.........................      16,947            8,216
  Deferred rent.............................................          70              123
                                                                --------         --------
          Total liabilities.................................      17,017            8,339
                                                                --------         --------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, Series A, $0.001 par value;
     1,500,000 shares authorized; no and 1,500,000 shares
     issued and outstanding, respectively...................          --                2
  Convertible preferred stock, Series B, $0.001 par value;
     967,915 shares authorized; no and 967,915 shares issued
     and outstanding, respectively..........................          --                1
  Convertible preferred stock, Series C, $0.001 par value;
     6,977,272 shares authorized; no and 4,968,738 shares
     issued and outstanding, respectively...................          --                4
  Common stock, $0.001 par value; 200,000,000 shares
     authorized; 17,879,608 and 8,506,455 shares issued and
     outstanding, respectively..............................          18                8
  Warrants..................................................       1,332            1,332
  Additional paid-in capital................................     140,954           67,813
  Cumulative translation adjustment.........................          (8)             (19)
  Accumulated deficit.......................................     (61,689)         (43,273)
                                                                --------         --------
          Total stockholders' equity........................      80,607           25,868
                                                                --------         --------
          Total liabilities and stockholders' equity........    $ 97,624         $ 34,207
                                                                ========         ========

 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                    ----------------------   ----------------------
                                                       1999        1998         1999        1998
                                                    ----------   ---------   ----------   ---------
Revenues..........................................  $   10,625   $   6,462   $   27,860   $  16,499
                                                    ----------   ---------   ----------   ---------
Operating expenses:
  Sales and marketing.............................      11,049       8,320       32,033      22,249
  Product and technology development..............       4,216       2,352        9,798       6,216
  General and administrative......................       2,672       1,480        6,541       4,016
                                                    ----------   ---------   ----------   ---------
     Total operating expenses.....................      17,937      12,152       48,372      32,481
                                                    ----------   ---------   ----------   ---------
  Loss from operations............................      (7,312)     (5,690)     (20,512)    (15,982)
Other income, net.................................       1,031         153        2,150         501
                                                    ----------   ---------   ----------   ---------
  Loss before provision for income taxes..........      (6,281)     (5,537)     (18,362)    (15,481)
Provision for income taxes........................          10           6           54          31
                                                    ----------   ---------   ----------   ---------
  Net loss........................................  $   (6,291)  $  (5,543)  $  (18,416)  $ (15,512)
                                                    ==========   =========   ==========   =========
Basic and diluted net loss per share..............  $    (0.35)  $   (0.65)  $    (1.23)  $   (1.85)
                                                    ==========   =========   ==========   =========
Shares used in computing basic and diluted net
  loss per share..................................  17,878,188   8,487,385   14,959,928   8,395,797
                                                    ==========   =========   ==========   =========

  The accompanying notes are an integral part of these consolidated statements

                               AUTOBYTEL.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
Net loss....................................................  $(18,416)   $(15,512)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     1,013         900
     Provision for bad debt.................................       189         191
     Loss on disposal of property and equipment.............        51          --
     Amortization of deferred compensation..................        --           1
     Issuance of preferred stock in exchange for
      advertising...........................................        --         500
     Fair market value of stock options in excess of
      exercise price........................................       791          --
     Changes in assets and liabilities:
       Accounts receivable..................................    (1,029)       (524)
       Prepaid expenses and other current assets............      (857)        183
       Other assets.........................................       (65)       (255)
       Accounts payable.....................................     4,854       3,120
       Accrued expenses.....................................     1,928         (35)
       Deferred revenue.....................................     1,562         713
       Customer deposits....................................       226         240
       Other current liabilities............................       161          (8)
       Deferred rent........................................       (53)         28
                                                              --------    --------
          Net cash used in operating activities.............    (9,645)    (10,458)
                                                              --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................      (610)       (780)
                                                              --------    --------
          Net cash used in investing activities.............      (610)       (780)
                                                              --------    --------
Cash flows from financing activities:
  Issuance of notes payable.................................        --         776
  Proceeds from sale of common stock, net...................    72,353       5,163
                                                              --------    --------
          Net cash provided by financing activities.........    72,353       5,939
                                                              --------    --------
Effect of exchange rates on cash............................        11         (26)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........    62,109      (5,325)
Cash and cash equivalents, at beginning of period...........    27,984      15,813
                                                              --------    --------
Cash and cash equivalents, at end of period.................  $ 90,093    $ 10,488
                                                              ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes..............  $     54    $     31
                                                              ========    ========
  Cash paid during the period for interest..................  $      2    $      1
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

     Since inception, Autobytel.com has invested the majority of its efforts in marketing its brand name and developing infrastructure to support anticipated future operating growth. As a result, Autobytel.com has experienced significant operating losses and had an accumulated deficit of $61,689 as of September 30, 1999. Management believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Interim Financial Statements

     The accompanying interim consolidated financial statements as of September 30, 1999, and for the three months and nine months ended September 30, 1999 and 1998, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of Autobytel.com's management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Autobytel.com's financial position as of September 30, 1999, and results of operations and cash flows for the three months and nine months ended September 30, 1999 and 1998. Autobytel.com's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

  Computation of Basic and Diluted Net Loss Per Share

     Net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months and nine months ended September 30, 1999 and 1998, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of stock options and warrants are antidilutive. Autobytel.com evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

 3. ACQUISITION COSTS

     Autobtyel.com terminated the acquisition agreements to acquire W.G. Nichols, Inc., the publisher of the Chilton series of auto repair manuals, and a related company. Costs of $601, related to the terminated acquisitions, were expensed during the three months ended September 30, 1999.

                               AUTOBYTEL.COM INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

 4. STOCK BASED COMPENSATION

     From January to March 1999, Autobytel.com granted stock options to employees and directors at exercise prices which were below the fair market value at the date of grant. In relation to these grants, Autobytel.com will recognize estimated compensation expense of approximately $2,644 ratably over the vesting term of one to four years. Compensation expense of $282 was recognized during the three months ended September 30, 1999.

 5. SUBSEQUENT EVENT

     In October 1999, Autobytel.com agreed to acquire A.I.N. Corporation, the parent company of CarSmart.com, an online automotive purchasing and related services Web site for 1.8 million shares of common stock and $3.0 million in cash. The closing of the acquisition is subject to a number of conditions, including a satisfactory audit of A.I.N. Corporation's financial statements. The transaction is expected to be completed in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors" below.

OVERVIEW

     We are a leading, internationally branded Internet site for new and pre-owned vehicle information and purchasing services connecting consumers to our network of participating dealers in the United States and Canada. We introduced our new vehicle marketing service in 1995, and in 1997 commenced our Certified Pre-owned CyberStore program. Through our Web site, www.autobytel.com, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles. When consumers indicate they are ready to buy, they can be connected to our dealer network. In addition, we continue to develop related products and services which provide consumers with automotive solutions throughout the lifecycle of car ownership, such as financing, insurance, warranty and maintenance services. In the third quarter of 1999, we launched an online consumer banking center which, in partnership with LendingTree, Inc. and Credit Management Solutions, Inc., provides consumers with competitive loan rates from various lenders. We also announced a partnership with I-NET Training Technologies, a training and consulting firm specializing in automotive e-commerce. In October, we launched our online consumer-to-consumer and dealer-to-consumer auction site and agreed to acquire A.I.N. Corporation, the parent company of CarSmart.com, an online automotive purchasing and related services Web site.

     We derive substantially all of our revenues from fees paid by subscribing dealers, and we expect to be primarily dependent on our dealer network for revenues in the foreseeable future. Dealers using our services pay initial subscription fees, as well as ongoing monthly fees based, among other things, on the size of territory, demographics and the transmittal of purchase requests to them. We also charged the dealers annual fees through December 31, 1997. In January 1998, we started to eliminate annual fees and increase monthly fees to subscribing dealers. Average monthly program fees per dealer were $1,053 and $983 for the three months ended September 30, 1999 and 1998, respectively. We also derive a portion of our revenues from related products and services on a per transaction basis. For the three months ended September 30, 1999 and 1998, related products and services were 12% and 3% of revenues, respectively.

     Since mid January 1999 and on a going forward basis, we are converting our dealers primarily to new contracts with one year terms. The initial subscription fee from the dealer is recognized ratably over the first twelve months of the dealer's contract in order to match the costs of integrating and training the dealer with revenues earned. Amortized revenues from initial subscription fees were $0.6 million for the three months ended September 30, 1999 and 1998. We anticipate that amortized revenues from our initial subscription fees will decline as a percentage of total revenues over time as monthly fee revenues continue to grow. As our dealer network grows in absolute terms, the number of new dealers added as a percentage of total dealers is growing at a slower pace. Therefore, initial subscription fee revenues are declining as a percentage of total revenues while monthly fee revenues are growing. Monthly fees are recognized in the period the service is provided. Monthly fee revenues were $8.7 million and $5.0 million for the three months ended September 30, 1999 and 1998, respectively. Annual fees were recognized ratably over twelve months. There were no amortized revenues from annual fees for the three months ended September 30, 1999 because we began to eliminate the charging of annual fees in early 1998. For the three months ended September 30, 1998, amortized revenues from annual fees were $0.7 million.

     Although we do not derive any direct revenues from the volume of purchase requests, we believe our ability to increase the number of subscribing dealers and the amount of fees paid by dealers is indirectly related to the volume of purchase requests routed through our Web site. Vehicle purchase requests routed through our online system increased from approximately 336,000 in the third quarter of 1998 to 590,000 in the third quarter of 1999, an increase of 75%. Since inception we have directed approximately 4.1 million purchase requests to dealers.

     Our revenue growth has been primarily dependent on our ability to:

     - deliver quality purchase requests to our dealer network,

     - increase the number of dealers and

     - increase the average monthly fees paid by each dealer.

     We believe our revenue growth in the foreseeable future will be dependent on the above factors as well as our ability to generate revenues from related products and services.

     Since inception, our dealer network has expanded each quarter. As of September 30, 1999 there were 3,143 dealers, an increase of 19% over the same quarter in 1998. Of these dealers, 3,063 dealers pay for our service and the remaining 80 dealers do not pay for our service. Our non-paying dealers are generally associated with lower volume vehicle manufacturers such as Jaguar or Suzuki or are located in remote, low volume territories and receive purchase request referrals without paying fees to us. We enter into agreements with non-paying dealers to ensure the broadest geographic coverage for every make of vehicle and to increase consumer satisfaction by offering a complete selection of vehicles.

     During the third quarter of 1999, 347 paying dealers were added to our North American dealer network and 149 dealers either terminated their affiliation with us or were terminated by us. The net number of paying dealers as of September 30, 1999 increased by 39% over the same quarter in 1998. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition. Because our primary revenue source is from program fees, our business model is significantly different from many other Internet commerce sites. The automobiles requested through our site are sold by dealers; therefore we derive no direct revenues from the sale of a vehicle and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

     Sales and marketing costs consist primarily of:

     - Internet marketing and advertising expenses,

     - fees paid to our Internet purchase request providers,

     - promotion and advertising expenses to build our brand awareness and encourage potential customers to visit our Web site and

     - personnel and other costs associated with sales, marketing, training and support of our dealer network.

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

     - Initial fees are amortized over the period they relate to.

     - Annual fees are amortized over the period they relate to.

     - Monthly fees are expensed in the month they relate to.

     - Variable fees are fees paid for purchase requests and are expensed in the period the purchase requests are received.

     During the three months ended September 30, 1999, total Internet marketing and advertising costs incurred were $3.7 million, including annual, monthly and variable fees of $0.5 million, $1.1 million, and $2.1 million, respectively. There were no set-up or initial fees incurred in the three months ended September 30, 1999. Also included in sales and marketing expenses are the costs associated with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of revenues:

                                                            THREE MONTHS      NINE MONTHS
                                                               ENDED             ENDED
                                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                           --------------    --------------
                                                           1999     1998     1999     1998
                                                           -----    -----    -----    -----
STATEMENT OF OPERATIONS DATA:
Revenues
  Program fees...........................................    88%      97%      90%      97%
  Related products and services..........................    12        3       10        3
                                                            ---      ---      ---      ---
          Total revenues.................................   100      100      100      100
                                                            ---      ---      ---      ---
Operating expenses:
  Sales and marketing....................................   104      129      115      135
  Product and technology development.....................    40       36       35       38
  General and administrative.............................    25       23       23       24
                                                            ---      ---      ---      ---
          Total operating expenses.......................   169      188      174      197
                                                            ---      ---      ---      ---
  Loss from operations...................................   (69)     (88)     (74)     (97)
Other income, net........................................    10        2        8        3
                                                            ---      ---      ---      ---
  Loss before provision for income taxes.................   (59)     (86)     (66)     (94)
Provision for income taxes...............................     0        0        0        0
                                                            ---      ---      ---      ---
  Net loss...............................................   (59)%    (86)%    (66)%    (94)%
                                                            ===      ===      ===      ===

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Revenues. Our revenues increased by $4.2 million, or 64%, to $10.6 million in the third quarter of 1999, compared to $6.5 million in the same period in 1998. The growth in revenues in the third quarter of 1999 was primarily attributable to an increase in the number of paying dealers and a $70, or 7%, increase in the average monthly program fee charged to paying dealers. The net number of paying dealers increased by 856, or 39%, to 3,063 as of September 30, 1999, compared to 2,207 as of September 30, 1998. Revenues from related products and services accounted for approximately 12% of revenues in the third quarter of 1999 compared to 3% of revenues in the third quarter of 1998.

     Sales and marketing expense increased by $2.7 million, or 33%, to $11.0 million in the third quarter of 1999 compared to $8.3 million in the third quarter of 1998. The increase was primarily due to a $1.0 million, or 51%, increase in sales expenses due to additional sales and dealer support personnel, a $0.8 million, or 30%, increase in fees related to information search aggregators resulting from a higher number of purchase requests, and a $0.9 million, or 25%, increase in other advertising and marketing expenses to build brand awareness. We expect to continue to increase our sales, advertising and marketing expenses in the foreseeable future.

     Product and Technology Development. Product and technology development expense primarily includes personnel costs relating to the introduction of products and services and the improvement of our Web site and Dealer Real Time system. It also includes expenses associated with our international start-up activities and our telecommunications and computer infrastructure. Product and technology development expense increased by $1.8 million, or 79%, to $4.2 million in the third quarter of 1999, compared to $2.4 million in the third quarter of 1998. The increase was primarily due to a $1.1 million, or 73%, increase for additional personnel, recruiting and retention costs, both domestic and international, a $0.5 million increase in start up and legal expenses due to international product development, and a $0.2 million, or 64%, increase related to technological infrastructure costs.

     General and Administrative. General and administrative expense primarily consists of executive, financial and legal personnel expenses and related costs. General and administrative expense was $2.7 million and $1.5 million in the third quarter of 1999 and 1998, respectively. General and administrative expense increased by $1.2 million, or 81%. The increase was primarily due to a non-recurring charge of $0.6 million related to the termination of the agreement to acquire W.G. Nichols, a $0.3 million increase in non-cash compensation expense associated with stock options granted in the first quarter of 1999, and a $0.3 million, or 853%, increase in public company infrastructure costs.

     Other Income, Net. Other income, net, generally consists of interest income offset by other expenses. Other income, net increased $0.8 million, or 574%, to $1.0 million in the third quarter of 1999, compared to $0.2 million in the third quarter of 1998. Interest income increased due to higher cash balances resulting from the initial public offering in the first quarter of 1999.

     Income Taxes. No provision for federal income taxes has been recorded as we incurred net operating losses through September 30, 1999. Provision for income taxes included in the accompanying statements of operations primarily consists of franchise taxes paid to the state of Delaware.

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

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Revenues. Our revenues increased $11.4 million, or 69%, to $27.9 million in the nine months ended September 30, 1999, compared to $16.5 million in the same period in 1998. The growth in revenues was primarily attributable to an increase in the net number of paying dealers and a $106, or 12%, increase in the average monthly program fee charged to paying dealers. The number of paying dealers increased by 856, or 39%, to 3,063 as of September 30, 1999, compared to 2,207 as of September 30, 1998. Revenues from related products and services accounted for approximately 10% of revenues for the nine months ended September 30, 1999 and 3% of revenues for the nine months ended September 30, 1998.

     Sales and marketing expense increased by $9.8 million, or 44%, to $32.0 million for the nine months ended September 30, 1999 compared to $22.2 million for the nine months ended September 30, 1998. The increase was primarily due to a $2.5 million, or 41%, increase in sales expenses due to additional sales and dealer support personnel, a $2.9 million, or 36%, increase in fees related to information search aggregators resulting from a higher number of purchase requests, a $2.2 million, or 54%, increase in television advertising, and a $2.2 million, or 55%, increase in other advertising and marketing expenses to build brand awareness. We expect to continue to increase our sales, advertising and marketing expenses in the foreseeable future.

     Product and Technology Development. Product and technology development expense increased by $3.6 million, or 58%, to $9.8 million in the nine months ended September 30, 1999, compared to $6.2 million in the nine months ended September 30, 1998. The increase was primarily due to a $1.6 million, or 39%, increase for additional personnel, recruiting and retention costs, both domestic and international, a $0.9 million increase in start up and legal expenses related to the development of international joint ventures, a $0.7 million, or 83%, increase in technological infrastructure and a $0.4 million, or 21%, increase in other product technology development costs.

     General and Administrative. General and administrative expense was $6.5 million and $4.0 million for the nine months ended September 30, 1999 and 1998, respectively. General and administrative expense increased by $2.5 million, or 63%. The increase was primarily due to a $0.8 million increase in non-cash compensation expense associated with stock options granted in the first quarter of 1999, a $0.7 million, or 499%, increase in accounting and other public company infrastructure costs, a non-recurring expense of $0.6 million related to the termination of the agreement to acquire W.G. Nichols, and a $0.4 million, or 11%, increase in payroll and related expenses for additional financial and human resource personnel.

     Other Income, Net. In the nine months ended September 30, 1999, interest income of $2.5 million was offset by $0.3 million of costs related to our Japanese joint venture. Interest income for the nine months ended September 30, 1999 increased 402% as compared to the nine months ended September 30, 1998 due to higher cash balances resulting from the sale of preferred stock late in the fourth quarter of 1998 and the initial public offering late in the first quarter of 1999.

STOCK OPTIONS GRANTED IN 1999

     From January to September 1999, we granted stock options to purchase 5,623, 153,000 and 782,612 shares of common stock under the 1996 Incentive Stock Plan, 1998 Stock Option Plan and 1999 Stock Option Plan, respectively. Certain of the stock options granted in the first quarter of 1999 were granted to employees and directors at exercise prices of $13.20 and $16 per share which were below the fair market value at the date of grant. In relation to these grants, we will recognize estimated compensation expense of approximately $2.7 million ratably over the vesting term of one to four years. Compensation expense of approximately $1.1 million, $0.5 million, $0.5 million, $0.5 million and $40,000 will be classified as general and administrative expense in the years ending 1999, 2000, 2001, 2002 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities decreased to $9.6 million for the nine months ended September 30, 1999 from $10.5 million for the nine months ended September 30, 1998. The decrease resulted primarily from growth in the number of paying dealers and additional accounts payable and accrued expenses which were partially offset by increased prepaid expenditures and the net loss.

     Cash used in investing activities decreased to $0.6 million for the nine months ended September 30, 1999 from $0.8 million for the nine months ended September 30, 1998. Cash used in investing activities resulted primarily from purchases of property and equipment consisting of computer hardware, telecommunications equipment, and furniture.

     Cash provided by financing activities increased to $72.4 million for the nine months ended September 30, 1999 primarily from the consummation of our initial public offering. This was an increase from $5.9 million for the nine months ended September 30, 1998.

     As of October 31, 1999, we had approximately $87.5 million in cash and cash equivalents. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

     - the level of expenditures on marketing and advertising,

     - the rate of market acceptance,

     - the ability to expand our customer base,

     - the ability to increase the volume of purchase requests,

     - the cost of contractual arrangements with Internet portals, online information providers, and other referral sources, and

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

     Non-information technology systems include accounts receivable/payable, payroll, banking, 401(k), postal bar code, and Federal Express software that support our daily business activities. Although we have not conducted a survey, we believe there is no material exposure to our non-information technology systems. We believe that we do not have any other non-information, embedded technology systems, with potential Year 2000 issues.

     We do not believe that we have material exposure to the Year 2000 issue with respect to our own information systems since our existing systems correctly define the Year 2000 with four digits. We are currently taking two actions to mitigate the risk and exposure of the Year 2000 issue:

          1. We are obtaining confirmation from all of our third-party vendors that they have resolved their Year 2000 issues. These third-party vendors can be categorized as follows:

          A. information technology systems

           - computer hardware vendors

           - computer software vendors

           - network communications vendors

           - data supplier vendors

          B. non-information technology systems

           - landlord who oversees the facilities and utilities

           - building security company

     As of October 31, 1999, all of the information technology system vendors have responded. Of these responses, 90% are in compliance and 10% have provided a 1999 expected compliance date. The two vendors included in non-information technology systems have also responded that they are in compliance. All of these vendors provided a statement of compliance either displayed on their Web site or have furnished us a hard copy.

          2. We simulated the Year 2000 rollover with hardware, software, network communications vendors and certain key data suppliers in a test lab environment. We successfully tested the two information systems, the A Web site and the Dealer Real Time system, with rollover periods that included three critical timeframes:

        - the turn of 1999 to 2000,

        - leap month, and

        - the turn of 2000 to 2001.

            Based on the test results, if any vendor is found to be non-compliant, our contingency plan in order of priority is:

        - to find a replacement vendor,

        - to assist such vendor in becoming Year 2000 compliant, and

        - to set up a front-end application to screen all non-compliant data or to receive the data and modify it so that the data is Year 2000 compliant. We have established a front-end application for screening data. Data determined to be non-compliant will either be modified or rejected and replaced, depending on the nature of the data.

     Due to changes in technology and new products, we re-tested the Autobytel.com Web site and the Dealer Real Time system in a test lab environment reflecting these enhancements. We completed the testing of the first critical time frame, the turn of 1999 to 2000. Both systems were found to be in compliance. We plan to test leap month prior to the end of the year. However, due to the rapidly changing nature of the Internet business, we expect that in 2000 our applications will be dramatically different from our current applications. We, therefore, determined not to retest the turn of 2000 to 2001 at the present time.

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

     We were formed in January 1995 as Auto-By-Tel LLC, and first received revenues from operations in March 1995. We therefore have a limited operating history upon which an investor may evaluate our operations and future prospects. Because of the recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has significant experience in the industry. This limited operating history and management experience means it is difficult for us to predict future operating results. We have incurred losses every quarter since inception and expect to continue to incur losses for the foreseeable future. We had an accumulated deficit of $61.7 million and $43.3 million as of September 30, 1999 and December 31, 1998, respectively. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for Internet commerce. To achieve profitability, we must, among other things:

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

IF OUR DEALER TURNOVER INCREASES, OUR DEALER NETWORK AND REVENUES DERIVED FROM THIS NETWORK MAY DECREASE.

     Substantially all of our revenues are derived from fees paid by our network of subscribing dealers. If dealer turnover increases and we are unable to add new dealers to mitigate any turnover, our revenues will decrease as our network of dealers decreases. If the number of dealers in our network declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. All of our subscribing dealers have entered into written marketing agreements with us having a stated term of one year or five years, but they are cancelable by the dealer upon 30 days notice. A significant number of the agreements are for a one year term. We cannot assure that dealers will not terminate their agreements with us. Subscribing dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and pre-owned vehicle dealers. During the third quarter of 1999, we added 347 subscribing dealers to our North

American dealer network and 149 subscribing dealers terminated their affiliation with us or were terminated by us. In order for us to grow or maintain our dealer network, we may need to reduce dealer turnover.

WE MAY LOSE SUBSCRIBING DEALERS IF WE RECONFIGURE DEALER TERRITORIES. IF WE LOSE DEALERS, WE WILL LOSE THE REVENUES ASSOCIATED WITH THOSE DEALERS.

     If the volume of purchase requests increases, we may reduce or reconfigure the exclusive territories currently assigned to dealers in order to serve consumers more effectively. If a dealer is unwilling to accept a reduction or reconfiguration of its territory, it may terminate its relationship with us. The loss of dealers will cause a subsequent reduction in revenues unless we are able to mitigate this loss by adding new dealers or increasing the fees we receive from other dealers. A dealer also could sue us to prevent such reduction or reconfiguration, or collect damages from us. We have experienced one such lawsuit. A material decrease in the number of dealers subscribing to our network or litigation with dealers could have a material adverse effect on our business, results of operations and financial condition.

WE RELY HEAVILY ON OUR PARTICIPATING DEALERS TO PROMOTE OUR BRAND VALUE BY PROVIDING HIGH QUALITY SERVICES TO OUR CONSUMERS. IF DEALERS DO NOT PROVIDE OUR CONSUMERS HIGH QUALITY SERVICES, OUR BRAND VALUE WILL DIMINISH AND THE NUMBER OF CONSUMERS WHO USE OUR SERVICES MAY DECLINE CAUSING A DECREASE IN OUR REVENUES.

     Promotion of our brand value depends on our ability to provide consumers a high quality experience for purchasing vehicles throughout the purchasing process. If our dealers do not provide consumers with high quality service, the value of our brand could be damaged and the number of consumers using our services may decrease. We devote significant efforts to train participating dealers in practices that are intended to increase consumer satisfaction. Our inability to train dealers effectively, or the failure by participating dealers to adopt recommended practices, respond rapidly and professionally to vehicle inquiries, or sell and lease vehicles in accordance with our marketing strategies, could result in low consumer satisfaction, damage our brand name and could materially and adversely affect our business, results of operations and financial condition.

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

     We believe that the principal competitive factors in the online market are:

     - brand recognition,

     - speed and quality of fulfillment,

     - variety of related products and services,

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

     We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web site. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume to decline. Since our dealers would be receiving fewer purchase requests, they may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationship with us or force us to decrease the fees we charge for our services, our revenues will decline which will have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, such as Excite, and online automotive information providers, such as Edmund's and Kelley Blue Book. For example, during the nine months ended September 30, 1999 and the years ended December 31,1998 and December 31, 1997, approximately 23%, 34% and 49%, respectively, of our purchase requests came through Edmund's. We may not be able to maintain our relationship with Edmund's or other online service providers or find alternative, comparable marketing partners capable of originating significant numbers of purchase requests on terms satisfactory to us. In addition, we periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. A number of our agreements with online service providers may be terminated without cause.

IF WE CANNOT BUILD STRONG BRAND LOYALTY OUR BUSINESS MAY SUFFER.

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

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT, TRAIN AND RETAIN ADDITIONAL HIGHLY QUALIFIED SALES, MARKETING, MANAGERIAL AND TECHNICAL PERSONNEL, OUR BUSINESS MAY SUFFER.

     Our future success depends on our ability to identify, hire, train and retain highly qualified sales, marketing, managerial and technical personnel. In addition, as we introduce new services we will need to hire a significant number of personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary managerial, technical, sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

     Our business and operations are substantially dependent on the performance of our executive officers and key employees, some of whom are employed on an at-will basis and all of whom have worked together for only a short period of time. We maintain "key person" life insurance in the amount of $3.0 million on the life of Mark W. Lorimer, our Chief Executive Officer and President. The loss of the services of Mr. Lorimer or

Ann M. Delligatta, Executive Vice President and Chief Operating Officer, or one or more of our other executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition.

WE ARE A NEW BUSINESS IN A NEW INDUSTRY AND NEED TO MANAGE OUR GROWTH AND OUR ENTRY INTO NEW BUSINESS AREAS IN ORDER TO AVOID INCREASED EXPENSES WITHOUT CORRESPONDING REVENUES.

     We are constantly expanding our operations and introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for Internet-based vehicle purchasing and related services. We also intend to enter into new markets overseas. The growth of our operations requires us to increase expenditures before we generate revenues. For example, we need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 1999, we had 209 employees, compared to 180 employees as of December 31, 1998, and 159 employees as of December 31, 1997.

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

IF FEDERAL OR STATE FRANCHISE LAWS APPLY TO US WE MAY BE REQUIRED TO MODIFY OR ELIMINATE OUR MARKETING PROGRAMS. IF WE ARE UNABLE TO MARKET OUR SERVICES IN THE MANNER WE CURRENTLY DO, OUR REVENUES MAY DECREASE AND OUR BUSINESS MAY SUFFER.

     We believe that neither our relationship with our dealers nor our dealer subscription agreements constitute "franchises" under federal or state franchise laws and that we are not subject to the coverage of state and motor vehicle dealer licensing laws. However, if any state's regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner which undermines the program's attractiveness to consumers or dealers, we may become subject to fines or other penalties or if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

     A Federal court of appeals in Michigan has ruled that our dealer subscription agreement is not a "franchise" under Michigan law. However, if our relationship or written agreement with our dealers were found to be a "franchise" under federal or state franchise laws, then we could be subject to other regulations, such as franchise disclosure and registration requirements and limitations on our ability to effect changes in our relationships without our dealers. We also believe that our dealer marketing service does not qualify as an automobile brokerage activity and therefore state broker licensing requirements do not apply to us. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to include a pricing model under which all subscribing dealers in Texas are charged uniform fees based on the population density of their particular geographic area and to make our program open to all dealers who wish to apply.

IF FINANCIAL BROKER AND INSURANCE LICENSING REQUIREMENTS APPLY TO US IN STATES WHERE WE ARE NOT CURRENTLY LICENSED, WE WILL BE REQUIRED TO OBTAIN ADDITIONAL LICENSES AND OUR BUSINESS MAY SUFFER.

     We currently hold a financial broker license in the state of Florida. If we are required to be licensed elsewhere, it may result in an expensive and time-consuming process that could divert the effort of management away from day-to-day operations. In the event other states require us to be licensed and we are unable to do so, or are otherwise unable to comply with regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties, and our business, results of operations and financial condition could be materially and adversely affected.

     We provide a link on our Web site so consumers can receive real time quotes for insurance coverage from InsurQuote Systems Incorporated and submit applications online. Participants in the program include MetLife(R) Auto & Home Insurance, The Hartford (Hartford Financial Services Group, Inc.), Fireman's Fund Insurance Company and The GE Auto Insurance Program. As of October 31, 1999, the service is available only to consumers in California, Florida, Illinois, New York, Pennsylvania, Texas, Washington and Wisconsin. We receive fees from such participants in connection with this advertising activity.

     We also provide a link on our Web site to an online insurance application program offered by the American International Group. We receive fees from a member company of the American International Group in connection with this advertising activity.

     We do not believe that the above activities require us to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to ours. Given these uncertainties, we currently hold, through a wholly-owned subsidiary, insurance agent licenses or are otherwise authorized to transact insurance in the following jurisdictions:

- Alabama                 - Georgia             - Michigan            - North Carolina
- Alaska                  - Idaho               - Minnesota           - North Dakota
- Arizona                 - Illinois            - Mississippi         - Oklahoma
- Arkansas                - Indiana             - Missouri            - Pennsylvania
- California              - Iowa                - Montana             - South Dakota
- Colorado                - Kansas              - Nebraska            - Tennessee
- Connecticut             - Kentucky            - Nevada              - Utah
- Delaware                - Louisiana           - New Hampshire       - Virginia
- District of Columbia    - Maine               - New Jersey          - Wisconsin
- Florida                 - Maryland            - New York            - Wyoming

     We have applied for insurance agent licenses in eight other states that issue corporate licensing and are awaiting approval. In the event other states require us to be licensed and we are unable to do so, or are otherwise unable to comply with regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties, and our business, results of operations and financial condition could be materially and adversely affected.

THERE ARE MANY RISKS ASSOCIATED WITH CONSUMMATED AND POTENTIAL ACQUISITIONS.

     We recently entered into an agreement to acquire A.I.N. Corporation. The closing of the acquisition is subject to a number of conditions, including a satisfactory audit of A.I.N. Corporation's financial statements. We expect to close the acquisition in the fourth quarter of 1999. Acquisitions involve numerous risks. For example:

     - It may be difficult to assimilate the operations and personnel of an acquired business into our own business;

     - Management information and accounting systems of an acquired business must be integrated into our current systems;

     - Our management must devote its attention to assimilating the acquired business which diverts attention from other business concerns;

     - We may enter markets in which we have limited prior experience; and

     - We may lose key employees of an acquired business.

     We intend to continue to evaluate potential acquisitions which we believe will complement or enhance our existing business. If we acquire other companies in the future, it may result in the issuance of equity securities that could dilute existing stockholders' ownership. We may also incur debt and amortize expenses related to goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. Except for the pending acquisition of A.I.N. Corporation, we currently do not have any agreements to acquire any company or business, and we cannot guarantee that we will be able to identify or complete any acquisition in the future.

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

OUR SUCCESS IS DEPENDENT ON KEEPING PACE WITH ADVANCES IN TECHNOLOGY. IF WE ARE UNABLE TO KEEP PACE WITH ADVANCES IN TECHNOLOGY, CONSUMERS MAY STOP USING OUR SERVICES AND OUR REVENUES WILL DECREASE.

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

     We host our Web site and Dealer Real Time system at our corporate headquarters in Irvine, California. Although offsite backup servers are available from outside sources, all of our primary servers are located at our corporate headquarters and are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future. We maintain business interruption insurance which pays up to $6 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses.

INTERNET COMMERCE IS NEW AND EVOLVING WITH FEW PROFITABLE BUSINESS MODELS. WE CANNOT ASSURE THAT OUR BUSINESS MODEL WILL BE PROFITABLE.

     The market for Internet-based purchasing services has only recently begun to develop and is rapidly evolving. While many Internet commerce companies have grown in terms of revenues, few are profitable. We can not assure that we will be profitable. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there are few proven services and products. Moreover, since the market for our services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market.

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

     Our purchasing service may result in changing the way vehicles are sold which may be viewed as threatening by new and used vehicle dealers who do not subscribe to our program. Such businesses are often represented by influential lobbying organizations, and such organizations or other persons may propose legislation which could impact the evolving marketing and distribution model which our service promotes. Should current laws be changed or new laws passed, our business, results of operations and financial condition could be materially and adversely affected. As we introduce new services, we may need to comply with additional licensing regulations and regulatory requirements.

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

     Our licensees have launched Web sites in the United Kingdom, Sweden and Japan. We intend to expand our new vehicle purchasing service into other foreign markets through licensing our technology, business processes and trade names and by establishing relationships with vehicle dealers and strategic partners located in foreign markets.

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

     The control of a large amount of our stock by insiders could have an adverse effect on the market price of our common stock. As of October 31, 1999, our executive officers and directors beneficially own or control approximately 4,525,549 shares or 22.4% of the outstanding shares of our common stock. In addition, our founders, Peter Ellis and John Bedrosian beneficially own or control approximately 17% and 15%, respectively, of the outstanding shares of our common stock. Our officers, directors, founders and their affiliates, assuming they vote together, have the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions and other extraordinary transactions.

SUBSTANTIAL SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR INTERNET-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES.

     Sale of substantial numbers of shares of common stock in the public market could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times. Of the 18,211,895 shares that were outstanding as of October 31, 1999, 10,284,063 shares are eligible for sale in the public market without restriction and 2,118,855 shares are subject to restrictions on sale in the public market. In addition, 5,808,977 shares of common stock are currently restricted until December 22, 1999 under lock-up agreements with the underwriters for our initial public offering. Upon the expiration of these lock-up agreements, such shares of common stock will become eligible for sale in the public market in accordance with the provisions of Rule 144 under the Securities Act and any contractual restrictions on their transfer, as applicable. Deutsche Banc Alex. Brown may, in its sole discretion and at any time without notice, release all or any portion of the shares subject to lock-up agreements. In addition, holders of approximately 11,609,192 shares of common stock are entitled to certain registration rights with respect to such shares until such time as the holders of such common stock may sell such shares under Rule 144 of the Securities Act.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In October 1999, Autobytel.com agreed to acquire A.I.N. Corporation, the parent company of CarSmart.com, an online automotive purchasing and related services Web site, for 1.8 million shares of common stock and $3.0 million in cash. The closing of the acquisition is subject to a number of conditions, including a satisfactory audit of A.I.N. Corporation's financial statements. The transaction is expected to be completed in the fourth quarter of 1999.

     Autobytel.com has no specific plans at this time for the use of the balance of the proceeds and expects to use such proceeds for working capital and general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Autobytel.com held its Annual Meeting of Stockholders on July 22, 1999. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against with respect to each matter. Each director proposed by Autobytel.com was elected and the other two matters submitted for stockholder vote were approved.

          (a) The stockholders reelected the three nominees for Autobytel.com's board of directors:

               DIRECTOR                     FOR        WITHHELD AUTHORITY
               --------                     ---        ------------------
Mark W. Lorimer........................  15,454,370          27,691
Richard A. Post........................  15,454,370          25,691
Peter Titz.............................  15,454,370          25,691

     The term of office as director for Jeffrey Coats, Michael J. Fuchs, Robert
S. Grimes, Mark N. Kaplan and Kenneth J. Orton continued after the meeting.

          (b) The stockholders approved the proposed amendment to Autobytel.com's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 50 million to 200 million.

   FOR      AGAINST   ABSTAINING
   ---      -------   ----------
15,302,426  159,915    19,720

          (c) The stockholders approved the appointment of Arthur Andersen LLP as independent public accountants.

   FOR      AGAINST   ABSTAINING
   ---      -------   ----------
15,451,789  16,283     13,989

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10.1  Amendment No.1 to the autobytel.com inc. 1999 Stock Option
           Plan, dated September 22, 1999
     10.2  Amendment No.1 to the autobytel.com inc. 1998 Stock Option
           Plan, dated September 22, 1999
     10.3  Employment Agreement dated as of July 9, 1999 between
           Autobytel.com and Marc Benjamin
     10.4  First Amendment dated as of December 31, 1998 to Employment
           Agreement between Autobytel.com and Ann Marie Delligatta
     10.5  First Amendment, dated as of July 31, 1998 to Employment
           Agreement between Autobytel.com and Mark W. Lorimer
     27.1  Financial Data Schedule (EDGAR version only)

     (b) Reports on Form 8-K

          1. On July 30, 1999, Autobytel.com filed a Report on Form 8-K, dated July 29, 1999, announcing its financial results for the second quarter of 1999 and its intent to acquire W.G. Nichols, Inc. and a related company named Marine Information Technology, LLC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          autobytel.com inc.

Date: November 11, 1999                   By:       /s/ HOSHI PRINTER
                                            ------------------------------------
                                                       Hoshi Printer
                                                   Senior Vice President
                                                  Chief Financial Officer
                                                (Principal Financial Officer
                                                and Duly Authorized Officer)

                                          By:       /s/ AMIT KOTHARI
                                            ------------------------------------
                                                        Amit Kothari
                                                Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.1     Amendment No. 1 to the autobytel.com inc. 1999 Stock Option
           Plan, dated September 22, 1999
  10.2     Amendment No. 1 to the autobytel.com inc. 1998 Stock Option
           Plan, dated September 22, 1999
  10.3     Employment Agreement dated as of July 9, 1999 between
           Autobytel.com and Marc Benjamin
  10.4     First Amendment, dated as of December 31, 1998, to
           Employment Agreement between Autobytel.com and Ann Marie
           Delligatta
  10.5     First Amendment, dated as of July 31, 1998, to Employment
           Agreement between Autobytel.com and Mark W. Lorimer
  27.1     Financial Data Schedule (EDGAR version only)