Form 10-K
period 1999-12-31
AUTOBYTEL COM INC
filed 2000-03-23
CIK 1023364

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-22239

                               AUTOBYTEL.COM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           33-0711569
             (STATE OF INCORPORATION)                                (I.R.S. EMPLOYER
                                                                    IDENTIFICATION NO.)

                           18872 MACARTHUR BOULEVARD
                         IRVINE, CALIFORNIA 92612-1400
                           TELEPHONE: (949) 225-4500
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                        REGISTRANT'S PRINCIPAL OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of $10.0625 for our common stock on the Nasdaq National Market System on March 15, 2000, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $140.6 million. As of March 15, 2000, 20,209,627 shares of our common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of our Definitive Proxy Statement for the 2000 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AUTOBYTEL.COM INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
           Index.......................................................     2
                                    PART I
Item 1.    Business....................................................     3
Item 2.    Properties..................................................    29
Item 3.    Legal Proceedings...........................................    29
Item 4.    Submission of Matters to a Vote of Security Holders.........    30

                                    PART II
Item 5.    Market for the Company's Common Equity and Related
           Stockholder Matters.........................................    30
Item 6.    Selected Financial Data.....................................    31
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    32
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    38
Item 8.    Financial Statements and Supplementary Data.................    38
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................    38

                                   PART III
Item 10.   Directors and Executive Officers of the Company.............    38
Item 11.   Executive Compensation......................................    39
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    39
Item 13.   Certain Relationships and Related Transactions..............    39

                                    PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................    40
           Signatures..................................................    41

                                     PART I

ITEM 1. BUSINESS

     Except for historical information, the following description of our business contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Annual Report under the heading "Risk Factors." Unless specified otherwise as used herein, the terms "we," "us" or "our" refer to autobytel.com inc. and its wholly owned subsidiaries.

OVERVIEW

     We are an internationally branded online automotive commerce company that provides consumers with automotive solutions throughout the lifecycle of vehicle ownership. We own leading, branded Internet sites for new and pre-owned vehicle information and automotive services that link buyers and sellers in an information-rich environment. Through our Web sites, www.autobytel.com and the recently acquired www.carsmart.com (see below), consumers can research pricing, specifications and other information regarding new and pre-owned vehicles and purchase, finance, lease, insure, sell or maintain their vehicles. We believe that our services provide benefits for consumers by supplying them with information to make informed and intelligent vehicle decisions throughout the lifecycle of vehicle ownership.

     Consumers can purchase new vehicles through our dealer referral network, our AutobytelDIRECT(SM) service and our auction services. When consumers indicate they are ready to buy a vehicle, they can be connected to our network of over 4,900 participating dealers in North America, of which over 3,400 are Autobytel.com(R) dealers and nearly 1,500 are CarSmart.com(SM) dealers, with each dealer representing a particular vehicle make. Approximately 400 dealers subscribe to both the Autobytel.com and CarSmart.com services. Dealers participate in our network by entering into non-exclusive contracts with us. We expect our dealers to promptly provide a haggle-free, competitive offer. Fees paid by our participating dealers constitute the majority of our revenues.

     AutobytelDIRECT is a direct-to-consumer new vehicle buying service offering a real-time online inventory of thousands of vehicles, instant up-front pricing, multiple trade-in options, competitive financing and insurance, and at-home or office delivery. Consumers can search for the vehicle they need, assisted by a variety of filters, such as make, model, series, engine, transmission and color. Once consumers locate their vehicle of choice, AutobytelDIRECT's Customer Care Center assists the consumer in the purchase process.

     Our online auction services allow consumers, dealers and consignors to transact new and pre-owned vehicle purchases in a live "bid" environment. Key features include AutoSchematic(SM) (developed by us to provide buyers with a graphic depiction of the exterior, interior and mechanical components of the vehicle, allowing buyers to identify items that are scratched, broken or in need of mechanical attention), real-time bid alerts, buyer and seller profiles, automated inventory uploads for dealers, real-time auction information, and escrow and transportation services.

     Consumers can purchase pre-owned vehicles through our Certified Pre-Owned CyberStore(R), our auction services and our Classifieds. The Certified Pre-Owned CyberStore allows consumers to search for a pre-owned vehicle according to the price, make, model, color, year and location of the vehicle. The CyberStore locates and displays the description, location and actual photograph of all vehicles that satisfy the consumer's search parameters. We also provide classifieds on our site where consumers can post pre-owned vehicles for sale.

     Our service.autobytel.com site is designed to empower consumers by providing cost effective and efficient processes for dealing with common service and maintenance issues. The site enhances consumer personalization and includes key components such as access to Autobytel.com Accredited Service Centers, the ability to schedule service and maintenance appointments online and receive information such as service reminders and recall information.

     Consumers can also apply for and receive insurance, financing, leasing and warranty proposals as well as other services and information through our Web sites. Autobytel.com, in partnership with Lending Tree, Inc.

and Credit Management Solutions, Inc., launched an online consumer banking center that provides consumers with competitive loan rates from various lenders. Autobytel.com also provides a link on its Web site so consumers can receive real-time quotes for insurance coverage from InsurQuote Systems Incorporated and submit quote applications online. Participants in the program include MetLife(R) Auto & Home Insurance, The Hartford (Hartford Financial Services Group, Inc.) and the GE Auto Insurance Program. CarSmart.com has a similar arrangement with Lending Tree and Credit Management Solutions and provides a link to InsWeb for insurance quote applications. In addition, our online automotive superstore offers a broad range of products to consumers, including parts, accessories, tires, audio and electronics, car care products, tools, books and magazines.

     The Autobytel.com dealers use our online information platform, the Dealer Real Time(R) system. The Dealer Real Time system provides dealers with immediate purchase request information for new and pre-owned vehicles, the ability to track customers and purchase requests, automatic uploading of new and pre-owned vehicle inventory into our database and other features. The CarSmart.com dealers use a system called SmarTrack.

     Autobytel.com introduced its new vehicle purchasing referral services in May 1995, its Certified Pre-Owned CyberStore in April 1997, its wholesale auction and consumer auction in April and October 1999, respectively, its service and maintenance site in June 1999, its online automotive superstore in December 1999 and its AutobytelDIRECT new vehicle buying service in January 2000.

     In 1999 and the first quarter of 2000, we established joint ventures and entered into licensing agreements in Europe, Japan and Australia and are exploring additional opportunities in Europe, Asia and Latin America. We receive fees from each licensing agreement.

     In February 2000, Autobytel.com acquired A.I.N. Corporation, the owner of CarSmart.com, one of the leading online buying sites for new and pre-owned vehicles, for 1.8 million shares of Autobytel.com common stock and $3 million in cash. CarSmart.com has nearly 1,500 dealers, established relationships with more than 200 credit unions and strategic marketing agreements with ten of the top Internet portals, including AOL.com, Alta Vista, Snap.com, GO2Net and the Go Network. A.I.N. Corporation is referred to herein as A.I.N. or CarSmart.com. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We are a Delaware corporation incorporated on May 17, 1996. We were previously formed in Delaware in January 1995 as a limited liability company under the name Auto-By-Tel LLC. Our principal corporate offices are located in Irvine, California. We completed our initial public offering in March 1999 and our common stock is listed on the NASDAQ National Market under the symbol "ABTL."

BACKGROUND

     Growth of the Internet and Online Commerce. The Web and online services have emerged as significant global communications and commercial media enabling millions of people worldwide to share information, communicate and conduct business electronically. We believe that the number of Web users will grow based on a number of factors, including the large and growing base of installed personal computers in the home and workplace, the decreasing cost of personal computers, easier, faster and cheaper access to the Internet, the distribution of broadband applications, the proliferation of Internet content and the increasing familiarity and acceptance of the Internet by businesses and consumers.

     The growth in the use of the Internet has also led to a rapid growth of online commerce. Web commerce sites are enabling businesses to target and manage a broad customer base and establish and maintain ongoing direct customer relationships. As a growing number of businesses and information providers have begun marketing on the Web, it has rapidly become a medium in which consumers can access a vast amount of information regarding the pricing, quality and specification of products. Additionally, online transactions can be faster, less expensive and more convenient than transactions conducted in person or over the telephone.

     The Automotive Vehicle Market. Automotive dealers operate in localized markets and face significant state regulations and increasing business pressures. These fragmented markets, with approximately 49,000 dealers in aggregate, are characterized by:

     - a perceived overabundance of dealerships,

     - competitive sales within regional markets,

     - increasing advertising and marketing costs that continue to reduce dealer profits,

     - high-pressure sales tactics with consumers, and

     - large investments by dealers in real estate, construction, personnel and other overhead expenses.

     In addition, consumers have traditionally entered into the highly negotiated sales process with relatively little information regarding manufacturer's costs, leasing costs, financing costs, relative specifications and other important information. Buying a vehicle is considered to be one of the most significant purchases a United States consumer makes. According to ADT Automotive Inc., approximately $709 billion and $652 billion was spent on new and pre-owned vehicles in the United States representing the sale of approximately 58 million and 56 million vehicles in 1999 and 1998, respectively. Although automotive retailing attracts significant consumer dollars, we believe that consumers associate the traditional vehicle buying experience with high-pressure sales tactics.

THE AUTOBYTEL.COM SOLUTION

     We believe that our online products and services improve the vehicle purchasing process for both consumers and dealers. We offer consumers information-rich Web sites, numerous tools to configure this information, and a quality fulfillment experience. As part of the fulfillment experience, we expect our dealers to provide competitive price quotes for new and pre-owned vehicles. We believe our services enable dealers to reduce personnel and marketing costs, increase consumer satisfaction and increase customer volume.

     Benefits to Consumers. Our Web sites provide consumers free of charge up-to-date specifications and pricing information on vehicles. In addition, our consumers gain easy access to valuable automotive information, such as dealer invoice pricing and the AutoBuyTools(SM) services which consist of a lease calculator, a loan calculator to determine monthly payments and a lease or buy decision tool. Our database of articles allows consumers to perform online library research by accessing documents such as weekly automotive reports, consumer reviews and manufacturer brochures. Various automotive information service providers, such as Edmund's, Kelley Blue Book, Pace Publication's Carprice.com, and IntelliChoice, are also available on Autobytel.com's Web site to assist consumers with specific vehicle and related automotive decisions such as insurance and financing. Armed with such information, the consumer should be more confident and capable of making an informed and intelligent vehicle buying decision.

     We expect our dealers to provide competitive price quotes for new and pre-owned vehicles within 24 hours. By providing dealers with a large number of consumers through quality purchase requests or through outsourcing the closing of vehicle purchases to AutobytelDIRECT for a fixed fee, we believe that we can help our dealers to lower their operating costs, so that they may offer more competitive prices to their customers.

     We believe we offer consumers a significantly different vehicle purchasing experience from that of traditional methods. Consumers using our Web sites are able to shop for a vehicle, and make financing and insurance decisions from the convenience of their own home or office. We expect dealers to provide consumers a haggle-free price quote within 24 hours and a high level of customer service. We form our dealer relationships after careful analysis of automotive sales and demographic data in each region. We seek to include in our dealer network the highest quality dealers within defined territories.

     Benefits to Dealers. We believe we benefit dealers by reducing the dealers' incremental personnel and marketing costs, increasing consumer satisfaction and increasing sales volume. Through our investment in national advertising and brand recognition of Autobytel.com and CarSmart.com, we attract consumers to our Web sites and, based on the consumers' preference, we either direct them to dealers in their local area or facilitate the purchase process for consumers through AutobytelDIRECT. We believe this provides dealers access to a larger number of prequalified consumers or outsourced purchase transactions. We believe dealers' personnel costs should be reduced because we provide dealers access to potential purchasers who have completed their research and should be ready to buy or lease a vehicle or provide dealers with outsourcing of the vehicle purchase process through AutobytelDIRECT. As a result, reaching these consumers and selling or leasing them vehicles costs the dealer little or no additional overhead expense other than the fees paid to us and the personnel costs of a dedicated manager. Through our Dealer Real Time system, Autobytel.com provides dealers with on-site technology to better track sales, inventory, customer solicitations, responses and other communications.

     By providing consumers a quality fulfillment experience, we seek to provide our dealers a large number of consumers, which allows them to compete more effectively. Our solution includes an expanding network of over 4,900 participating dealers in the United States and Canada representing every major domestic and imported make of vehicles and light trucks.

     To incent a dealer to participate in the Autobytel.com or CarSmart.com network, we allocate each dealer an exclusive geographic territory in such network based upon specific vehicle make. A territory allocated by us to a dealer is generally larger than a territory assigned to a dealer by a manufacturer.

     Our Web Sites. Because Web sites can be continually updated and provide a large quantity of quality information, we believe the Internet offers the most efficient medium for consumers to learn about and shop for vehicles. The Internet's global reach to consumers allows us to leverage our investment in branding and marketing across a very large national and international audience to create qualified purchase requests for vehicles and outsourced purchase transactions of vehicles. For these reasons, we also believe that the Internet represents the most efficient method of directing purchase requests to local markets and dealers.

     Autobytel.com currently provides the following services on its Web site:

              [Chart depicting programs and services accessible to
                   Internet consumers through Autobytel.com]

CarSmart.com currently provides the following services on its Web site:

              [Chart depicting programs and services accessible to
                    Internet consumers through CarSmart.com]

STRATEGY

     Our primary objective is to connect buyers and sellers in an information-rich environment throughout the vehicle ownership lifecycle. We intend to achieve this objective through the following principal strategies:

     Continue to Build Brand Equity. We believe that due to our focus on both online and traditional marketing, we own two of the leading brand names in our sector. We intend to continue to aggressively market and advertise to enhance our brand recognition with consumers. We believe that continuing to strengthen brand awareness of the Autobytel.com and CarSmart.com names among consumers is critical to attract vehicle buyers, increase purchase requests and outsourced purchase transactions and, in turn, increase the size of our dealer base. We intend to continue advertising on the Internet and through traditional media, such as television, radio and printed publications.

     Ensure the Highest Quality Consumer Experience. We believe that consumer satisfaction and loyalty is heavily influenced by the consumer's experience with our sites and with our dealers. In order to enhance our appeal to consumers, we intend to continue developing our Web sites by enhancing vehicle information and personalization. We formed I-Net Training Technologies LLC with third parties to provide dealers with more extensive training and tools to facilitate Internet selling of vehicles. In addition, we plan to continue compiling high quality content from third party sources on our sites, including information from Edmund's, IntelliChoice, Carprices.com and Kelley Blue Book. We believe that consumer satisfaction with the vehicle purchasing experience is also essential to our success and the differentiation of our services from those of our competitors. We intend to continue to invest in our dealer training and support services to ensure a consistent, high-quality alternative to the traditional vehicle buying process.

     Increase Purchase Requests and Purchases. We believe that increasing the volume and quality of purchase requests and purchases directed from our Web sites to our dealer networks is crucial to the long-term growth and success of our business. By augmenting the volume of quality purchase requests and purchases, we expect to attract additional dealers to our networks, increase fees paid by dealers, and solidify our relationships with participating dealers. Our strategy for increasing traffic to our sites and the number of purchase requests and purchases includes forming and maintaining online sponsorships and partnerships with Internet portals, such as Excite, Snap and Alta Vista, and with Internet automotive information providers, such as Edmund's. As part of our strategy to improve the quality of purchase requests, we continue to expand the breadth and depth of information and services available through our Web sites to insure that well informed, ready-to-buy consumers are directed to participating dealers. In addition, we established AutobytelDIRECT to attract consumers who prefer to complete the purchase of a vehicle with our assistance and limited dealer contact. The service provides dealers with outsourcing of the purchase process of a vehicle for a fixed fee and the added convenience to consumers of completing the purchase process online with our assistance.

     Expand and Improve Dealer Network. We believe that strengthening the size and quality of our dealer networks is important to the success and growth of our business. Our strategy is to increase the size of our dealer networks by attracting new dealers and strengthening relationships with existing dealers by:

     - increasing the volume and quality of purchase requests and purchases,

     - advertising in trade publications aimed at dealers and participating in industry trade shows,

     - maintaining our extensive training and support programs to participating dealers, and

     - providing our Dealer Real Time or SmarTrack systems, as applicable, to all participating dealers.

     Invest in Related Products and Services. We believe that expanding our products and services to both consumers and dealers is critical to establish ourselves as the premier provider of online automotive products and services. Our strategy is to continue to enhance personalization features and invest in related products and services, such as the CyberStore, online auctions, maintenance and service, and warranty, finance and insurance services. The Dealer Real Time and SmarTrack systems will allow us to launch new products and services for our dealers. We also allow dealers to offer accessories directly through our Web sites. We expanded the advertising sales on our Web sites in 1999 and recently began to market the information in our database in accordance with our privacy policy. We expect to further expand these businesses in 2000.

     Expand Internationally. We intend to continue our international expansion through licensing agreements and partnering with local strategic partners. We established Autobytel.Europe LLC with Inchcape plc, Pon Holdings B.V. and GE Capital to expand our operations and business throughout Europe. We licensed our technology, business processes and trade name to Autobytel.Europe on a royalty free perpetual basis and contributed to Autobytel.Europe our existing license agreements for the United Kingdom and Scandinavia and Finland. In turn, Autobytel.Europe intends to license such technology, business processes and trade name to other national operating companies in European countries. Autobytel.Europe will usually invest in such national operating companies or obtain options to acquire equity positions in such companies. Autobytel.Europe currently has a licensing agreement for The Netherlands, Belgium and Luxembourg and intends to establish licensing agreements in Germany, France, Spain, Portugal and Italy as well as certain other countries in Western and Eastern Europe. We have also established joint ventures in Japan and Australia with several strategic partners. We are currently exploring additional opportunities in Asia and Latin America.

PRODUCTS, PROGRAMS AND SERVICES

     New Vehicle Purchasing Service. Our new vehicle purchasing service enables consumers to shop for and select a new vehicle through our Web sites by providing research on new vehicles such as pricing, features, specifications and colors. When consumers indicate they are ready to buy, a consumer can complete a purchase request online, which specifies the type of vehicle and accessories the consumer desires, along with the consumer's contact information. The purchase request is then routed by us to the nearest participating dealer that sells the type of vehicle requested, and we promptly return an e-mail message to the consumer with the dealership's name and phone number and the name of the dedicated manager at the dealership. Dealers agree in their contracts to contact the consumer within 24 hours of receiving the purchase request with a firm, haggle-free price quote for the requested vehicle. When consumers complete their purchase, they usually take delivery of their vehicle at the dealership showroom. Generally, within ten days of the submission of a consumer's purchase request, we contact the consumer again by e-mail to conduct a quality assurance survey that allows us to evaluate the sales process at participating dealers and improve the quality of dealer service.

     Our network has grown to over 4,900 dealers as of February 29, 2000, of which over 3,400 are Autobytel.com dealers and nearly 1,500 are CarSmart.com dealers. Approximately 400 dealers subscribe to both the Autobytel.com and CarSmart.com services. These dealers represent every major domestic and imported make of vehicle and light truck sold in the United States and Canada. Dealerships are charged initial subscription fees and on-going fees, principally on a monthly basis.

     New Vehicle Direct Service. We launched our direct-to-consumer new vehicle buying service in January 2000. AutobytelDIRECT is a direct-to-consumer new vehicle buying service offering a real-time online inventory of thousands of vehicles, instant up-front pricing, multiple trade-in options, competitive financing and insurance and at-home or office delivery. Consumers can search for the vehicle they desire assisted by a variety of filters, such as make, model, service, engine, transmission and color. Once consumers locate their vehicle of choice, AutobytelDIRECT's Customer Care Center can assist in the purchase process.

     AutobytelDIRECT allows dealers to outsource the closing of the vehicle purchase for a fixed fee. In most states, upon the completion of a sale, AutobytelDIRECT dealers will pay fees ranging from $100-$300, depending on the gross selling price of the vehicle. As of February 29, 2000, AutobytelDIRECT had 1,030 participating dealers.

     Certified Pre-Owned CyberStore. We launched our CyberStore program in April 1997. The CyberStore allows consumers to search for a pre-owned vehicle according to specific search parameters such as the price, make, model, mileage, year and location of the vehicle. CyberStore locates and displays the description, location and actual digital photograph of vehicles that satisfy the search parameters. The consumer can then complete a formal purchase request for a specific vehicle and is contacted by the dealer to conclude the sale. To be listed in the CyberStore a pre-owned vehicle must pass a 135-point inspection and be covered by a 72-hour money-back guarantee and a three-month, 3,000-mile warranty, which is honored nationally by all CyberStore dealers. We charge each vehicle dealer that participates in the CyberStore program a separate additional monthly fee. The CyberStore program uses the Dealer Real Time system to provide participating dealers online purchase requests shortly after submission by consumers as well as the ability to track their inventory on a real-time basis.

     Online Auction Services. In 1999, we launched our consumer-to-consumer, dealer-to-consumer and dealer-to-dealer auction services. The auction services allow dealers, consignors and private sellers and buyers to transact new and pre-owned vehicle purchases in a live "bid" environment. Key features include AutoSchematic (developed by us to provide buyers with a graphic depiction of the exterior, interior and mechanical components of the vehicle, allowing buyers to identify items that are scratched, broken or in need of mechanical attention), real-time bid alerts, buyer and seller profiles, automated inventory uploads for dealers, real-time auction information and escrow and transportation services.

     Sellers can post vehicles on auction for a fee. The auction allows for automated bid and reserve adjustments. Buyers can continue to bid on the vehicle of their choice without being at the computer by selecting their maximum and minimum bids and placing bids by proxy.

     The wholesale auction service streamlines the process of wholesale buying and selling pre-owned vehicles. Dealers are able to place online bids for pre-owned vehicles directly to the wholesaler, eliminating associated distribution costs.

     Service and Maintenance. In June 1999, we launched service.autobytel.com, a comprehensive site designed to facilitate the service process for consumers. The site is designed to empower consumers with cost effective and efficient processes for dealing with common service and maintenance issues. The site enhances consumer personalization. It includes key components such as access to Autobytel.com Accredited Service

Centers and the ability to schedule service and maintenance appointments online. The site also provides an Electronic Garage where consumers can store and receive information about their cars and trucks, such as service reminders, recall information and a lease watch to help keep track of mileage on a leased vehicle. The site offers "Ask the Expert", a section that offers answers to frequently asked service and maintenance questions. We plan to launch Online Automotive Diagnostic Center where consumers could obtain a synopsis of possible causes and solutions for problems or symptoms their vehicle is displaying and to feature message boards where Internet consumers can post questions or requests for advice.

     Participating service centers must commit to respond to consumers within 24 hours with competitive no-haggle service prices. The site enables dealers to use the Internet to further serve their customers. As of February 29, 2000, we had 1,502 Autobytel.com Accredited Service Centers.

     Online Automotive Superstore. We launched the Autobytel.com online automotive superstore in December 1999. The superstore offers a broad range of products to consumers, including parts, accessories, tires, audio and electronics, car care products, tools, books and magazines. The superstore is designed to enhance our consumer relationship by providing a trusted resource for products that complete or complement the vehicle purchase process. As of February 29, 2000, providers in the superstore included Wrenchead.com, CarParts.com, Automotive.com, Autoaccessory.com, TireRack.com, 1StopTools.com and Amazon.com.

     Other Related Products and Services. We offer a number of related products and services that we market to consumers through our Web sites and the linked Web sites of participating partners. We make purchase and lease financing available to consumers through an online consumer banking center established with Lending Tree, Inc. and Credit Management Solutions, Inc. that allow consumers to research and apply for vehicle financing online in a secure manner from multiple lenders. Consumers can apply for a loan or lease online at the time they submit their purchase request for either a new or pre-owned vehicle. Consumers are able to arrive at the dealership with their loan pre-approved, their credit verification documents in hand, and the loan paperwork waiting for them. We believe that the convenience of pre-approved purchase or lease financing, combined with a firm, competitive price, enables dealers more easily to consummate purchase requests. Lending Tree pays us a referral fee and an origination fee for most loans. Autobytel.com also currently markets financing through CarFinance.com.

     We provide a link on our Autobytel.com Web site so consumers can receive real-time quotes for insurance coverage from InsurQuote Systems Incorporated and submit quote applications online. Participants in the program include MetLife(R) Auto & Home Insurance, The Hartford (Hartford Financial Services Group, Inc.) and the GE Auto Insurance Program, with eCoverage, Esurance and Avomark Insurance Company expected to commence participation in the second quarter. As of February 29, 2000, the service is available to consumers in the following 14 states: Arizona, California, Connecticut, Florida, Illinois, Indiana, Louisiana, New York, Ohio, Pennsylvania, Texas, Virginia, Washington and Wisconsin. Autobytel.com receives a marketing fee for every quote application sent to a participating insurance company or agent from a consumer accessing the InsurQuote Systems Web site through the Autobytel.com Web site. Carsmart.com provides a link to InsWeb for insurance quote applications. In addition, we provide Fireman's Fund warranty products and receive fees per warranty sold.

     We offer information concerning all aspects of owning and leasing new and pre-owned vehicles that we believe makes our Web sites valuable resources to consumers. AutoBuyTools, a service on the Autobytel.com Web site, consists of a lease calculator, a loan calculator to determine monthly payments and a lease or buy decision tool.

     Classifieds. We provide classifieds on our sites where consumers can post pre-owned vehicles for sale. Since inception in August 1999, approximately 14,000 vehicles were posted on Autobytel.com's classifieds.

     The Dealer Real Time System. In 1997, we launched a proprietary technology and software system called the Dealer Real Time system. The Dealer Real Time system is an Internet-based communications platform that gives dealers a competitive advantage compared to delivering purchase requests by fax.

     Using Internet technology, the Dealer Real Time system enables the dealer to:

     - instantaneously access a consumer's vehicle purchase request as soon as the consumer submits it online,

     - track all interaction with the consumer,

     - send e-mail to consumers using a variety of predetermined templates,

     - input new and used vehicle inventory information for immediate display to consumers on Autobytel.com Web pages,

     - track dealership performance through a series of reports available online,

     - access Autobytel.com "news" and product information online, and

     - contact Autobytel.com technical support personnel via e-mail links.

     CarSmart.com dealers use the SmarTrack system. We are currently evaluating whether to standardize all of our dealers on a single system.

INTERNATIONAL ACTIVITIES

     We have established and intend to further expand our presence in foreign markets through licensing agreements and by establishing relationships with vehicle dealers and strategic partners located in foreign markets.

     Europe. We established Autobytel.Europe with strategic partners to expand our operations in Europe. We licensed our technology, business processes and trade name to Autobytel.Europe on a royalty free perpetual basis and contributed to Autobytel.Europe our existing license agreements for the United Kingdom and Scandinavia and Finland. Autobytel.Europe intends to license such technology, business processes and trade name to national operating companies in European countries. Autobytel.Europe will generally invest in such national operating companies or obtain options to acquire equity positions in such companies. Autobytel.Europe also intends to offer joint services to such companies to localize the Autobytel.com offerings while building its brand name among consumers in individual countries as well as on a Pan-European and regional basis. The strategic partners in Autobytel.Europe are GE Capital, Inchcape plc, the United Kingdom's largest independent importer and distributor of motor vehicles, Pon Holdings B.V., a major distributor of vehicles in the Netherlands, and e-LaSer, a leader in customer services and e-commerce in Europe and a subsidiary of Galeries Lafayette Group. As of February 29, 2000, total funding for Autobytel.Europe was $36.7 million. As of such date, we owned 78% of Autobytel.Europe and the total equity value of Autobytel.Europe, based on the funding price, was $146.7 million.

     The license agreement with Auto-by-Tel UK limited, a subsidiary of Inchcape plc, is a 20-year exclusive agreement to license our technology, business processes and trade name in the United Kingdom, as well as provide maintenance and development for such technology. The license agreement with Auto-By-Tel AB is a similar 10-year exclusive agreement for Scandinavia and Finland. The United Kingdom and Swedish sites were launched in April 1999. The sites for Denmark, Norway and Finland are expected to launch in 2000. Autobytel.com has an option to purchase up to 20% of the shares of Auto-By-Tel AB. Autobytel.Europe entered into a license agreement for The Netherlands, Belgium and Luxembourg and intends to establish licensing agreements in Germany, France, Spain, Portugal and Italy as well as other countries in Western and Eastern Europe.

     Japan. In June 1999 we established Autobytel Japan Kabushiki Kaisha with six Japanese partners. We entered into a 10-year exclusive agreement with Autobytel Japan to license our technology, business processes and trade name in Japan. The strategic partners in Autobytel Japan are ITOCHU Corporation, a global trading company with over $110 billion in revenue; Intec, Inc., a leading independent systems integrator and network service provider with its own infrastructure in Japan; e-solutions, inc., an e-commerce solutions provider from business plan to implementation; Recruit Co., Ltd., the publisher of Japan's most widely recognized auto-related magazine; Orient Corporation, a leading consumer finance company in Japan; and

TransCosmos, a leading network services company in Japan. GE Capital is also an investor in Autobytel Japan. Autobytel Japan launched its Web site in November 1999. As of February 29, 2000, we owned 27% of Autobytel Japan and the total equity value of Autobytel Japan, based on the most recent round of financing, was $78.4 million.

     Australia. In February 2000 we established autobytel Australia Pty Limited with six Australian partners. We entered into a 10-year exclusive agreement with Autobytel Australia to license our technology, business processes and trade name in Australia as well as to localize the Autobytel.com offerings for the Australian market. The strategic partners in Australia are St. George Bank Limited, one of Australia's largest banks with over 20 years experience in the automotive finance industry; Trading Post, Australia's largest print and online used car market; Astre Automotive, Australia's largest vehicle distributor and importer; RACV (Royal Automobile Club of Victoria), with approximately 1.3 million members; Fortis Insurance, one of Australia's largest automotive insurance companies; and Strathfield E-Ventures, a technology based company specializing in e-commerce sales of auto accessories with extensive automotive e-commerce knowledge. Autobytel Australia expects to launch its Web site in mid-2000. As of February 29, 2000, we owned 30% of Autobytel Australia and the total equity value of Autobytel Australia, based on the initial funding, was $8.8 million.

     Canada. Through our wholly-owned subsidiary, Autobytel.ca inc., we launched Autobytel.ca in Canada in 1998. As of February 29, 2000, approximately 170 Canadian dealerships belonged to our network.

     Expansion Opportunities. We are currently exploring additional opportunities in Asia and Latin America.

MARKETING AND SALES

     Our ability to enhance the recognition of our brand names, domestically and internationally, and position ourselves as a leading Internet-based vehicle information and automotive services provider is important to our efforts to increase the number of vehicle purchase requests, outsourced purchases and requests for ancillary services, as well as the number and quality of subscribing dealerships. Over the past several years, we have been the subject of numerous newspaper, magazine, radio and television stories. Articles about our new vehicle program have appeared in Business Week, Fortune, Forbes, Time, and The Wall Street Journal, among other publications. Television stories featuring us have been aired nationally on all major television networks. We believe that ongoing media coverage is an important element in creating consumer awareness of our brand names and has contributed to dealership awareness of, and participation in, our programs.

     We have established marketing and advertising programs with many of the leading automotive information providers on the Internet, including Edmund's, IntelliChoice and Kelley Blue Book which direct traffic to our Web site and increase purchase requests. Our agreements with automotive information providers typically have terms ranging from one to four years. The agreement with Kelley Blue Book is for an indefinite term but can be terminated on 30 days' notice by either party. Our Kelley Blue Book agreement calls for a monthly payment based on the number of times their visitors click on our links. Our position with Kelley Blue Book is not an exclusive arrangement. Therefore, our competitors have similar relationships with Kelley Blue Book.

     In 1997, 1998 and 1999, approximately 49%, 34% and 23%, respectively, of Autobytel.com's total purchase requests originated from Edmund's. Our agreement with Edmund's, pursuant to which we receive referrals from Edmund's Web site, is scheduled to expire July 31, 2000. Edmund's refers visitors to its Web site to us exclusively, although Edmund's may refer prospective buyers directly to automotive manufacturers' Web sites and dealer locator services. Edmund's provides Autobytel.com with the largest number of purchase requests, other than consumers visiting the Autobytel.com Web site directly. We pay Edmund's a monthly fee based on a per purchase request basis. We pay IntelliChoice both a monthly fee for the use of its data and a fee for each purchase request. Our arrangement with them is not exclusive, as they provide data to other Web sites.

     We believe that our presence on these Internet sites helps to increase purchase request volume and will remain a key element of our future business. For example, we have agreements with AT&T Corp., Classifieds2000, Excite and NBC Internet that provide as follows:

     - We pay AT&T a monthly fee to insert our branded content on their site which includes a car purchasing link enabling their visitors to send us purchase requests. We also pay AT&T a fee for each purchase request it sends us. The agreement is not exclusive and is for an indefinite term which can be terminated on 30 days' notice by either party.

     - Our contract with Classifieds2000 provides that we pay a monthly fee as well as a fee for each purchase request it sends us for the number of users who submit purchase requests after having visited its site. It also includes our pre-owned vehicle inventory in its classified listings. In return we provide it with a link on our site where owners can list their cars for sale directly. Our arrangement with Classifieds2000 is exclusive. The agreement is for an indefinite term which can be terminated on 30 days' notice by either party.

     - Our agreement with Excite covering its auto channel provides that we pay Excite a set-up fee, an annual fee and a fee for each purchase request it sends us. The agreement provides us with exclusivity in their auto channel and expires in September 2000.

     - Our agreement with NBC Internet provides for anchor tenancy in the New Car Center on its Web sites, including Snap.com, Xoom.com and NBCi.com, as well as other promotions on such Web sites. The agreement also provides for a co-branded Web site. The agreement is for a term of three years. We pay NBCi annual and monthly fees.

     Autobytel.com's aggregate minimum future payments under its agreements with Internet portals is $13.1 million.

     During 1999, Autobytel.com's total Internet marketing and advertising costs incurred were $14.3 million, including annual, monthly and variable fees of $2.1 million, $4.7 million and $7.5 million, respectively. No set-up or initial fees were incurred in 1999.

     We supplement our Internet presence with television and traditional print advertising. In late 1996, we began to broaden our marketing efforts with a campaign to accelerate consumer awareness of the Autobytel.com brand name and drive traffic to our Web site through cable television advertisements featured on CNN and CNET, Inc. and network television advertisements featured on NBC and MSNBC. We expect to continue to use television advertising to strengthen our brand awareness. As of December 31, 1999, the aggregate future minimum payments we are required to make for television advertising was $1.7 million.

     In addition to our consumer-oriented marketing activities, we also market our programs directly to dealerships, participate in trade shows, advertise in trade publications and major automotive magazines and encourage subscribing dealerships to recommend our program to other dealerships.

INTELLECTUAL PROPERTY

     We have registered service marks, including Auto-By-Tel and Autobytel.com and have applied for additional service marks and numerous patents. The Autobytel.com logo is a service mark and trademark for which we have applied for federal registration. We regard our trademarks, servicemarks and brand names as important to our business.

DEALER RELATIONSHIPS AND SERVICES

     Dealer Network. Dealers participate in our networks by entering into contracts with us. Since the end of January 1999 and on a going forward basis Autobytel.com is converting its dealers to new contracts with one-year terms that are terminable on 30 days' notice by either party. Our dealerships are located in most major metropolitan areas in the United States and Canada. As of February 29, 2000, the Autobytel.com participating dealership base totaled over 3,400 dealers. Dealerships pay initiation and monthly fees to subscribe to our online marketing program. Both the initial and monthly subscription fees are established in the contract and are based upon many business factors including the type and location of the franchise. We reserve the right to raise our fees to dealers upon 30 days notice after the first six months of the term. We do not prevent dealers from entering into agreements with our competitors.

     CarSmart.com's dealer agreements are generally for a term of three years and are terminable on 30 days' notice by CarSmart.com. As of February 29, 2000, the CarSmart.com participating dealership base totaled nearly 1,500 dealers. CarSmart.com's dealers pay initial, annual and monthly subscription fees. CarSmart.com reserves the right to revise fees after six months. Since November 1999 and on a going forward basis CarSmart.com is converting its dealers to new contracts with one year terms and no annual fees.

     As of February 29, 2000, dealers that participated in both the Autobytel.com and CarSmart.com new vehicle purchasing services totaled approximately 400.

     As of February 29, 2000, 1,030 dealers participated in our AutobytelDIRECT service. Dealer agreements for the AutobytelDIRECT service provide for a fixed fee of $100-$300 for each vehicle sold through the service, depending on the gross sales price of the vehicle. Such agreements are cancelable by either party upon 30 days notice.

     Customer Support. We actively monitor subscribing dealers through ongoing customer surveys, and research conducted by our internal dealer support group. Generally, within ten days after a consumer submits a purchase request through our Web site, we re-contact the consumer by e-mail requesting completion of a quality assurance survey on our Web site that allows us to evaluate the sales process at participating dealers. Dealerships that fail to abide by our program guidelines or who generate repeated consumer complaints are reviewed and, if appropriate, terminated. In return for requiring a high level of consumer service, we assign participating dealerships exclusive territories. We try to assign dealers attractive territories in order to increase participation in our program.

     Each dealer agreement obligates the dealers to adhere to our policy of providing prompt responses to customers, no haggle pricing and full disclosure regarding vehicle availability, add-ons and related matters. We require each dealer to have a manager whose principal responsibility is supervising our system, similar to the way in which most dealers have a new vehicle sales manager, pre-owned vehicle sales manager and service and parts department managers who are responsible for those dealership functions. We reserve the right to reduce or modify each dealer's assigned territory after the first six months, although there can be no assurance that a dealer whose territory is reduced or modified will not contest such a change or terminate its subscription. In addition, dealers whose territories are reduced or modified by us may sue us in an effort to prevent the change or recover damages.

     Training. We believe that dealers and their employees require specialized training to learn the skills necessary to serve the Internet user and take full advantage of our proprietary systems. Therefore, we have developed an extensive training program for our dealers. We believe that this training is critical to enhancing our brand and reputation. We require participating dealerships to have their representatives trained on our system. Training is conducted at our headquarters in Irvine, California, at regional training centers and at dealerships' premises. Training is currently provided to the dealers at no additional cost. In training our dealers, we de-emphasize traditional vehicle selling techniques and emphasize the Autobytel.com approach. To increase consumer satisfaction and reduce costs, we seek to discourage dealerships from using commissioned and multiple salespersons to interface with our customers. In October 1999, we formed I-Net Training Technologies LLC with third parties to provide dealers with more extensive training and tools to facilitate Internet selling of vehicles. Such services are provided for a fee.

COMPETITION

     We believe that the principal competitive factors affecting the market for Internet-based vehicle marketing services include:

     - successful marketing and establishment of national brand name recognition,

     - ease of use, speed and quality of service execution,

     - the size and effectiveness of the participating dealership base,

     - the volume and quality of traffic to and purchase requests and other transactions from a Web site,

     - the ability to introduce new services in a timely and cost-effective manner.

     - technical expertise,

     - customer satisfaction, and

     - competitive dealer pricing.


     Our vehicle purchasing services compete against a variety of Internet and traditional vehicle buying services, automotive brokers and classifieds. With numerous recent entrants into our market, our competition has substantially increased. Many of such recent entrants are substantially better financed than we are. In the Internet-based market, we compete with other entities which maintain similar commercial Web sites including Autoweb.com, Cendant Membership Service, Inc.'s AutoVantage, Microsoft Corporation's CarPoint, CarsDirect.com, CarOrder.com, Cars.com, Driveoff.com, Greenlight.com and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation's BuyPower.


     We compete with vehicle insurers, lenders and lessors as well as individual dealerships. Such companies may already maintain or may introduce Web sites which compete with ours. We cannot assure that we can compete successfully against current or future competitors, many of which have substantially more capital, resources and access to additional financing than we do, nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, decreased Web site traffic or loss of market share or otherwise will not materially and adversely affect our business, results of operations and financial condition. We compete primarily on brand name recognition acquired through early entry into the Internet-based automotive purchase referral market and through customer and dealer satisfaction.

OPERATIONS AND TECHNOLOGY

     We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance and reliable Web sites, enhance consumer/dealer communications, maintain the highest levels of information privacy and ensure transactional security. Autobytel.com currently hosts its Web site at our data center. Our data center includes redundant infrastructure and network connections and is located at our headquarters in Irvine, California. In the future, we may host our infrastructure at a leading Application Service Provider. Our network and computer systems are built on the leading industry standards. Network security is provided by utilizing standard products. CarSmart.com's site is hosted by a third party.

     System enhancements are primarily intended to accommodate increased traffic across our Web sites, improve the speed in which purchase requests are processed and introduce new and enhanced products and services. System enhancements entail the implementation of sophisticated new technology and system processes.

GOVERNMENT REGULATION

     Currently few laws or regulations have been adopted that apply directly to Internet business activities. The adoption of additional local, state, national or international laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce.

     We believe that our dealer marketing services do not constitute franchising or, other than our AutobytelDIRECT service, vehicle brokerage activity in a way that makes federal and state franchise, motor vehicle dealer, or vehicle broker licensing laws applicable to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. However, if individual state regulatory requirements change or additional requirements are imposed on us, we may be required to modify our service programs in such a state in a manner which may undermine our program's attractiveness to consumers or dealers or not offer such service or terminate our operations in such a state. As we introduce new services, we may need to comply with additional licensing regulations and regulatory requirements.

     Our services may result in changes in the way vehicles are currently sold or may be viewed as threatening by new and pre-owned vehicle dealers who do not subscribe to our programs. Such businesses are often represented by influential lobbying organizations, and such organizations or other persons may propose legislation that, if adopted, could impact our evolving marketing and distribution model.

     Other countries to which we expand our operations may have laws or be subject to treaties that regulate the marketing, distribution, and sale of vehicles. As we consider specific foreign operations, we will need to determine whether the laws of the countries in which we seek to operate require us to modify our program or otherwise change the Autobytel.com system or prohibit the use of the system in such country entirely. In addition, the laws of a foreign country may impose licensing, bonding or similar requirements on us as a condition to doing business there.

     To date, we have not expended significant resources on lobbying or related government affairs issues but may be required to do so in the future.

     Franchise Classification. If our relationship or written agreement with our dealers was found to be a " franchise" under federal or state franchise laws, we could be subjected to additional regulations, including but not limited to licensing, increased reporting and disclosure requirements. Compliance with varied laws, regulations, and enforcement characteristics found in each state may require us to allocate both staff time and monetary resources, each of which may have an adverse affect on our results of operations. As an additional risk, if our dealer relationship or subscription agreement is determined to establish a franchise, we may be subject to limitations on our ability to quickly and efficiently effect changes in our dealer relationships in response to changing market trends, which may negatively impact our ability to compete in the marketplace.

     We believe that neither our relationship with our subscribing dealers nor our dealer subscription agreements themselves constitute "franchises" under federal or state franchise laws. This belief has been upheld by a Federal Appeals Court in Michigan that ruled our business relationship and our dealer subscription agreement does not rise to the level of a "franchise" under Michigan law.

     Vehicle Brokerage Activities. We believe that, except in respect of the AutobytelDIRECT service, state motor vehicles dealer or broker licensing laws do not apply to us. Through a wholly-owned subsidiary, we are licensed as a motor vehicle dealer and broker. We may be required to pay administrative fees, fines, and penalties for failure to comply with such licensing requirements. We believe that our dealer marketing referral service model does not qualify as an automobile brokerage activity.

     In response to concerns about our marketing referral program raised by the Texas Department of Transportation, we modified our program in that state to achieve compliance. These modifications included a unique pricing model under which all subscribing dealerships in Texas are charged uniform fees based on the population density of their particular geographic area and opening our program to all dealerships who wish to apply.

     In the event that any other state's regulatory requirements impose state specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner which may undermine the program's attractiveness to consumers or dealers. In the alternative, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our business, results of operations and financial condition could be materially and adversely affected.

     Financing Related Activities. We provide a connection through our Web sites that allows a consumer to obtain finance information and loan approval. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we intend to obtain such licenses. We may be unable to comply with a state's regulations affecting our current operations or newly introduced services, or we could be required to incur significant fees and expenses to license or be compelled to discontinue finance operations in those states.

     Insurance Related Activities. We provide a link on our Autobytel.com Web site so consumers can receive real time quotes for insurance coverage from InsurQuote Systems Incorporated and submit quote applications online. Participants in the program include MetLife(R) Auto & Home Insurance, The Hartford (Hartford Financial Services Group, Inc.) and the GE Auto Insurance Program, with eCoverage, Esurance and Avomark Insurance Company expected to commence participation in the second quarter. Autobytel.com receives a marketing fee for every quote application sent to a participating insurance company or agent from a consumer accessing the InsurQuote Systems Web site through the Autobytel.com Web site. We receive no premiums from consumers nor do we charge consumers fees for our services. All applications are completed on InsurQuote's Website. CarSmart.com provides a link to InsWeb for insurance quote applications.

     We do not believe that our activity requires us to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to ours. Given this uncertainty, we have proactively applied for and currently hold, through a wholly-owned subsidiary, insurance agent licenses or are otherwise authorized to transact insurance in 47 states and the District of Columbia. We have also applied for insurance agent licenses in all remaining states that license corporations as insurance agents and are awaiting approvals.

EMPLOYEES

     As of February 29, 2000, we had a total of 255 employees, including 42 employees of CarSmart.com. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

RISK FACTORS

     In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, the following additional factors may affect our future results.

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

     We have incurred losses every quarter since inception and expect to continue to incur losses for the foreseeable future. Autobytel.com had an accumulated deficit of $66.6 million and $43.3 million as of December 31, 1999 and 1998, respectively. CarSmart.com had an accumulated deficit of $3.1 million and $1.8 million as of December 31, 1999 and 1998, respectively.

     Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for Internet commerce. To achieve profitability, we must, among other things:

     - generate increased vehicle buyer traffic to our Web sites,

     - continue to send new and pre-owned vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees,

     - continue to expand the number of dealers in our network and enhance the quality of dealers,

     - respond to competitive developments,

     - maintain a high degree of customer satisfaction,

     - provide secure and easy to use Web sites for customers,

     - increase our brand name visibility,

     - successfully introduce new products and services,

     - continue to attract, retain and motivate qualified personnel, and

     - continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

     We cannot be certain that we will be successful in achieving these goals.

IF OUR DEALER TURNOVER INCREASES, OUR DEALER NETWORKS AND REVENUES DERIVED FROM THESE NETWORKS MAY DECREASE.

     The majority of our revenues are derived from fees paid by our networks of subscribing dealers. If dealer turnover increases and we are unable to add new dealers to mitigate any turnover, our revenues will decrease as our networks of dealers decreases. If the number of dealers in our networks declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. All of our subscribing dealers have entered into written marketing agreements with us having a stated term of one year, three years or five years, but the Autobytel.com dealer agreements are cancelable by the dealer upon 30 days notice. A significant number of the agreements are for a one year term. We cannot assure that dealers will not terminate their agreements with us. Subscribing dealers may terminate their relationship with Autobytel.com for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and pre-owned vehicle dealers. During 1999, Autobytel.com added 1,508 subscribing dealers to its North American dealer network and 578 subscribing dealers terminated their affiliation with Autobytel.com or were terminated by it. During 1999, CarSmart.com added 927 subscribing dealers to its North American dealer network and 242 subscribing dealers terminated their affiliation with it or were terminated by it. In order for us to grow or maintain our dealer networks, we may need to reduce dealer turnover.

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


     Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classifieds. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is new, and competition among commercial Web sites is expected to increase significantly in the future. With numerous recent entrants into our market, our competition has substantially increased. Many of such recent entrants are substantially better financed than we are. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully as an Internet-based commercial entity, we must significantly increase awareness of our services and brand name. Failure to achieve these objectives will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.


     We compete with other entities which maintain similar commercial Web sites including Autoweb.com, Cendant Membership Service, Inc.'s AutoVantage, Microsoft Corporation's Carpoint, CarsDirect.com, CarOrder.com, Driveoff.com, Greenlight.com and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation's BuyPower. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

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

     - the level of traffic on our Web sites and other sites that refer traffic to our Web sites,

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

     We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to

Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume to decline. Since our dealers would be receiving fewer purchase requests, they may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationship with us or force us to decrease the fees we charge for our services, our revenues will decline which will have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, such as Excite, and online automotive information providers, such as Edmund's and Kelley Blue Book. For example, during the years ended December 31, 1999, 1998 and 1997, approximately 23%, 34% and 49%, respectively, of Autobytel.com's purchase requests came through Edmund's. Our exclusive relationship with Edmund's ends on July 31, 2000. We may not be able to maintain our relationship with Edmund's or other online service providers or find alternative, comparable marketing partners capable of originating significant numbers of purchase requests on terms satisfactory to us. In addition, we periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. A number of our agreements with online service providers may be terminated without cause.

IF WE CANNOT BUILD STRONG BRAND LOYALTY OUR BUSINESS MAY SUFFER.

     We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the Autobytel.com and CarSmart.com brands will depend largely on our ability to obtain a leadership position in Internet commerce. If dealers do not perceive us as an effective channel for increasing vehicle sales, or consumers do not perceive us as offering reliable information concerning new and pre-owned vehicles, as well as referrals to high quality dealers, in a user-friendly manner that reduces the time spent for vehicle purchases, we will be unsuccessful in promoting and maintaining our brands. Our brands may not be able to gain widespread acceptance among consumers or dealers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

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

     We are constantly expanding our operations and introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for Internet-based vehicle purchasing and related services. We also intend to enter into new markets overseas. The growth of our operations requires us to increase expenditures before we generate revenues. For example, we need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations. As of February 29, 2000, we had 255 employees, including 42 employees of CarSmart.com.

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

     We believe that neither our relationship with our dealers nor our dealer subscription agreements constitute "franchises" under federal or state franchise laws and that, other than our AutobytelDIRECT service, we are not subject to the coverage of state and motor vehicle dealer licensing laws. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. However, if any state's regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner which undermines the program's attractiveness to consumers or dealers, we may become subject to fines or other penalties or if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

     A Federal court of appeals in Michigan has ruled that our dealer subscription agreement is not a "franchise" under Michigan law. However, if our relationship or written agreement with our dealers were found to be a "franchise" under federal or state franchise laws, then we could be subject to other regulations, such as franchise disclosure and registration requirements and limitations on our ability to effect changes in our relationships without our dealers. We also believe that, other than our AutobytelDIRECT service, our dealer marketing service does not qualify as an automobile brokerage activity and therefore state broker licensing requirements do not apply to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to include a pricing model under which all subscribing dealers in Texas are charged uniform fees based on the population density of their particular geographic area and to make our program open to all dealers who wish to apply.

IF FINANCIAL BROKER AND INSURANCE LICENSING REQUIREMENTS APPLY TO US IN STATES WHERE WE ARE NOT CURRENTLY LICENSED, WE WILL BE REQUIRED TO OBTAIN ADDITIONAL LICENSES AND OUR BUSINESS MAY SUFFER.

     If we are required to be licensed as a financial broker, it may result in an expensive and time-consuming process that could divert the effort of management away from day-to-day operations. In the event states require us to be licensed and we are unable to do so, or are otherwise unable to comply with regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties, and our business, results of operations and financial condition could be materially and adversely affected.

     We provide a link on the Autobytel.com Web site so consumers can receive real time quotes for insurance coverage from InsurQuote Systems Incorporated and submit quote applications online. Participants in the program include MetLife(R) Auto & Home Insurance, The Hartford (Hartford Financial Services Group, Inc.) and The GE Auto Insurance Program. We receive fees from such participants in connection with this advertising activity.

     We do not believe that the above activities require us to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to ours. Given these uncertainties, we currently hold, through a wholly-owned subsidiary, insurance agent licenses or are otherwise authorized to transact insurance in 47 states and the District of Columbia.

     We have applied for insurance agent licenses in remaining states that issue corporate licensing and are awaiting approval. In the event other states require us to be licensed and we are unable to do so, or are otherwise unable to comply with regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties, and our business, results of operations and financial condition could be materially and adversely affected.

THERE ARE MANY RISKS ASSOCIATED WITH CONSUMMATED AND POTENTIAL ACQUISITIONS.

     We acquired A.I.N. Corporation in February 2000. The closing of the acquisition was subject to a number of conditions, including a satisfactory audit of A.I.N. Corporation's financial statements. Acquisitions involve numerous risks. For example:

     - It may be difficult to assimilate the operations and personnel of an acquired business into our own business;

     - Management information and accounting systems of an acquired business must be integrated into our current systems;

     - We may lose dealers participating in both our network as well as that of the acquired business, if any;

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

     We have identified what we believe are the areas of domestic government regulation, which if changed, would be costly to us. These laws and regulations include franchise laws, motor vehicle brokerage licensing laws, insurance licensing laws, and motor vehicle dealership licensing laws, which are or may be applicable to aspects of our business as applicable. There could be laws and regulations applicable to our business which we have not identified or which, if changed, may be costly to us.

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

     The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Web sites and technology obsolete. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our Web sites, Dealer Real Time system and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our Web sites, Dealer Real Time system, or other proprietary technology to customer requirements or to emerging industry standards.

WE ARE VULNERABLE TO COMMUNICATIONS SYSTEM INTERRUPTIONS BECAUSE THE MAJORITY OF OUR PRIMARY SERVERS ARE LOCATED IN A SINGLE LOCATION. IF COMMUNICATIONS TO THAT LOCATION WERE INTERRUPTED, OUR OPERATIONS COULD BE ADVERSELY AFFECTED.

     We host the Autobytel.com Web site and Dealer Real Time system at our corporate headquarters in Irvine, California. Although offsite backup servers are available from outside sources, all of Autobytel.com's primary servers are located at our corporate headquarters and are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future. We maintain business interruption insurance which pays up to $6 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses. The CarSmart.com Web site is hosted by a leading collocation service provider.

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

     Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Even if an active trading market does develop, the market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

     - actual or anticipated variations in our quarterly operating results,

     - announcements of new product or service offerings,

     - technological innovations,

     - competitive developments, including actions by automotive manufacturers,

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

     Our purchasing services may result in changing the way vehicles are sold which may be viewed as threatening by new and used vehicle dealers who do not subscribe to our programs. Such businesses are often represented by influential lobbying organizations, and such organizations or other persons may propose legislation which could impact the evolving marketing and distribution model which our services promote. Should current laws be changed or new laws passed, our business, results of operations and financial condition could be materially and adversely affected. As we introduce new services, we may need to comply with additional licensing regulations and regulatory requirements.

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

     Our licensees have launched Web sites in the United Kingdom, Sweden and Japan. We intend to expand our brand into other foreign markets through licensing our technology, business processes and trade names and by establishing relationships with vehicle dealers and strategic partners located in foreign markets.

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

WE MAY NOT BE SUCCESSFUL IN EXPANDING OUR BUSINESS ABROAD WHICH MAY LIMIT OUR FUTURE GROWTH.

     We have had limited experience in providing our service abroad and we cannot be certain that we will be successful in introducing or marketing our services abroad. In addition, there are risks inherent in conducting business in international markets, such as:

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

WE DEPEND ON CONTINUED TECHNOLOGICAL IMPROVEMENTS IN OUR SYSTEMS AND IN THE INTERNET OVERALL. IF WE ARE UNABLE TO HANDLE AN UNEXPECTEDLY LARGE INCREASE IN VOLUME OF CONSUMERS USING OUR WEB SITES, WE CANNOT ASSURE OUR CONSUMERS OR DEALERS THAT PURCHASE REQUESTS WILL BE EFFICIENTLY PROCESSED AND OUR BUSINESS MAY SUFFER.

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

     An unexpectedly large increase in the volume or pace of traffic on our Web sites or the number of orders placed by customers may require us to expand and further upgrade our technology, transaction-processing systems and network infrastructure. We may not be able to accurately project the rate or timing of increases, if any, in the use of our Web sites or expand and upgrade our systems and infrastructure to accommodate such increases. In addition, we cannot assure that our dealers will efficiently process purchase requests.

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

     The control of a large amount of our stock by insiders could have an adverse effect on the market price of our common stock. As of February 29, 2000, our executive officers and directors beneficially own or control approximately
5.5 million shares or 24.9% of the outstanding shares of our common stock. In addition, as of such date, based on information available to us, our founders, Peter Ellis and John Bedrosian beneficially own or control approximately 9.8% and 12.4%, respectively, of the outstanding shares of our common stock. Our officers, directors, founders and their affiliates, assuming they vote together, have the ability to control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions and other extraordinary transactions.

SUBSTANTIAL SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR INTERNET-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES.


     Sale of substantial numbers of shares of common stock in the public market could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times. Of the 20,209,016 shares that were outstanding as of February 29, 2000, approximately 14.0 million shares are eligible for sale in the public market without restriction and approximately
6.2 million shares are subject to restrictions on sale in the public market in accordance with the provisions of Rule 144 under the Securities Act of 1933, of which approximately 1.6 million shares are subject to the volume limitations of Rule 144 by virtue of Rule 145. In addition, holders of approximately 11.6 million shares of common stock are entitled to certain registration rights with respect to such shares until such time as the holders of such common stock may sell such shares under Rule 144 of the Securities Act.


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

OUR ACTUAL RESULTS COULD DIFFER FROM FORWARD-LOOKING STATEMENTS IN THIS REPORT.

     This Annual Report contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth above and elsewhere in this Annual Report. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements wherever they appear in this Annual Report.

ITEM 2. PROPERTIES

     Our Autobytel.com operation is located in a single office building in Irvine, California. We occupy four floors, for a total of approximately 49,000 square feet. Each floor is leased with expiration dates ranging from September 2001 through February 2002. We have options to renew the leases on each floor for an additional 5-year term. Our CarSmart.com operation occupies approximately 6,500 square feet in a single office building in San Ramon, California. The lease for this office space expires in March 2003.

ITEM 3. LEGAL PROCEEDINGS

     Jerome-Duncan Ford, a Michigan dealership, first subscribed to our new vehicle marketing program in June 1996. In January 1997, we sought to replace the existing agreement with our new standard subscription services agreement and realign Jerome-Duncan Ford territory. Jerome-Duncan Ford objected to the realignment and ceased payment of its monthly subscription fee to us. Unable to resolve the matter, we terminated Jerome-Duncan Ford's subscription dealer agreement. Jerome-Duncan Ford then sued us in Michigan State Court and sought an injunction to prevent us from canceling Jerome-Duncan Ford's subscription services agreement. Jerome-Duncan Ford based its action on Michigan franchise law which prohibits a franchiser from terminating a franchisee without good cause. We removed the case to federal court. In late June 1997, the federal district court ruled in favor of us and denied the injunction. The court held that Jerome-Duncan Ford showed insufficient evidence of a likelihood of success on the merits involving claims of breach of Michigan franchise law. The court found that no franchise existed. We thereafter moved for summary judgment on the franchise issues.

     In late 1997, the court granted our motion for summary judgment and held that our subscription services agreement and method of operation did not constitute a franchise under Michigan state law. The plaintiffs have appealed the ruling. In 1999 the action was dismissed on appeal without any liability to us.

     A.I.N. was sued on September 1, 1999 in a lawsuit entitled Robert Martins
v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks damages and equitable relief. The plaintiff contends he is entitled to a 49% ownership interest in A.I.N.'s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. The lawsuit is and will be vigorously contested on behalf of A.I.N. and individual co-defendant Michael Gorun, President of A.I.N.

     The selling shareholders of A.I.N. are obligated to fully indemnify Autobytel.com for all losses, including attorneys' fees, expenses, settlements and judgments, arising out of the lawsuit. The indemnification obligation is secured by 450,000 shares of Autobytel.com common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250,000 in cash.

     From time to time, we are involved in other litigation matters relating to claims arising out of the ordinary course of business. We are involved in at least one such case currently, including one seeking punitive damages. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition. However, if a court or jury rules against us and the ruling is ultimately sustained on appeal and damages are awarded against us that include punitive damages, such ruling could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, par value $0.001 per share, has been quoted on the Nasdaq National Market under the symbol "ABTL" since March 26, 1999. Prior to this time, there was no public market for our common stock. The following table sets forth, for the calendar quarters indicated, the range of high and low closing sales prices of our common stock as reported on the Nasdaq National Market.

                            YEAR                               HIGH      LOW
                            ----                              ------    ------
1999
  First Quarter (from March 26, 1999).......................  $41.88    $35.38
  Second Quarter............................................  $39.94    $15.75
  Third Quarter.............................................  $23.25    $11.56
  Fourth Quarter............................................  $19.50    $11.72
2000
  First Quarter (through March 21, 2000)....................  $16.88    $ 7.94

     As of February 29, 2000, there were approximately 146 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We intend to retain all of our future earnings, if any, for use in our business, and therefore we do not expect to pay any cash dividends on our common stock in the foreseeable future.

     We intend to use the net proceeds of approximately $72.1 million from our initial public offering for potential acquisitions, investments in businesses and for general operating expenses.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1999, 1998, 1997, 1996 and the period from inception (January 31, 1995) to December 31, 1995 and the balance sheet data as of December 31, 1999, 1998, 1997, 1996 and 1995 are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent auditors.

                                                                                         INCEPTION
                                                                                        (JANUARY 31,
                                                     YEARS ENDED DECEMBER 31,             1995) TO
                                             ----------------------------------------   DECEMBER 31,
                                               1999       1998       1997      1996         1995
                                             --------   --------   --------   -------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues...................................  $ 40,298   $ 23,826   $ 15,338   $ 5,025     $   274
                                             --------   --------   --------   -------     -------
Operating expenses:
  Sales and marketing......................    44,176     30,033     21,454     7,790         930
  Product and technology development.......    14,262      8,528      5,448     1,753          99
  General and administrative...............     8,595      5,908      5,851     1,641         275
                                             --------   --------   --------   -------     -------
          Total operating expenses.........    67,033     44,469     32,753    11,184       1,304
                                             --------   --------   --------   -------     -------
  Loss from operations.....................   (26,735)   (20,643)   (17,415)   (6,159)     (1,030)
  Other income, net........................     3,468      1,280        620       124          --
                                             --------   --------   --------   -------     -------
  Loss before provision for income taxes...   (23,267)   (19,363)   (16,795)   (6,035)     (1,030)
  Provision for income taxes...............        53         35         15        --          --
                                             --------   --------   --------   -------     -------
  Net loss.................................  $(23,320)  $(19,398)  $(16,810)  $(6,035)    $(1,030)
                                             ========   ========   ========   =======     =======
Basic and diluted net loss per share.......  $  (1.48)  $  (2.30)  $  (2.03)  $ (0.73)    $ (0.12)
                                             ========   ========   ========   =======     =======
Shares used in computing basic and diluted
  net loss per share.......................    15,766      8,423      8,291     8,252       8,250
                                             ========   ========   ========   =======     =======

                                                               DECEMBER 31,
                                            --------------------------------------------------
                                              1999       1998       1997      1996      1995
                                            --------   --------   --------   -------   -------
BALANCE SHEET DATA:
Cash and cash equivalents.................  $ 85,457   $ 27,984   $ 15,813   $ 9,062   $    48
Working capital (deficit).................    74,756     23,436     10,938     5,977    (1,099)
Total assets..............................    94,872     34,207     20,513    12,298       285
Accumulated deficit.......................   (66,593)   (43,273)   (23,875)   (7,065)   (1,030)
Stockholders' equity (deficit)............    76,706     25,868     13,259     7,996      (990)

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors" in Item 1 "Business" in this Annual Report on Form 10-K. In this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us" and "our" do not include Carsmart.com.

OVERVIEW

     We are an internationally branded online automotive commerce company that provides consumers with automotive solutions throughout the lifecycle of vehicle ownership. We own leading, branded Internet sites for new and pre-owned vehicle information and automotive services that link buyers and sellers in an information-rich environment. Through our Web sites, www.autobytel.com, and the recently acquired www.carsmart.com, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles and purchase, finance, lease, insure, sell or maintain their vehicles. We believe that our services provide benefits for consumers by supplying them with information to make informed and intelligent vehicle decisions throughout the lifecycle of vehicle ownership. Consumers can purchase new vehicles through our dealer referral network, our AutobytelDIRECT service and our auction services. In addition, consumers can purchase pre-owned vehicles through our Certified Pre-Owned CyberStore, our auction services and our Classifieds.

     In 1999, we expanded our portfolio of online products and services available to consumers. In the second quarter of 1999, we launched our auction Web site, wholesale.autobytel.com, and our service Web site, service.autobytel.com. In the third quarter of 1999, we launched an online consumer banking center which, in partnership with LendingTree, Inc. and Credit Management Solutions, Inc., provides consumers with competitive loan rates from various lenders. Also in the third quarter of 1999, we launched our online consumer-to-consumer and dealer-to-consumer auction site. In the fourth quarter of 1999, we launched our online automotive superstore, which allows consumers to shop for automotive, and non-automotive products and services.

     In 1999, we also expanded our international activities. In the second quarter of 1999 we announced a joint venture with partners in Japan to form Autobytel Japan Kabushiki Kaisha. The Japanese site launched in November 1999. In the second quarter of 1999, our licensees in the United Kingdom and Sweden launched Web sites.

     In January 2000, we launched AutobytelDIRECT, a direct-to consumers, new vehicle buying service offering a real-time, online inventory of thousands of vehicles, instant up-front pricing, multiple trade-in options, competitive financing and insurance, and at-home or office delivery. Also, we announced the formation of Autobytel.Europe, with initial investment from Inchcape plc, Pon Holdings B.V., GE Capital and e-LaSer. The Netherlands-based Autobytel.Europe plans to license, invest in and offer joint services to national operating companies throughout Europe to localize the Autobytel.com offerings. In February 2000, we partnered with St.George Bank Limited and others in the formation of Autobytel Australia. The Australian partners joining Autobytel.com in the online venture are Trading Post, Astre Automotive, RACV (Royal Automobile Club of Victoria), Fortis Insurance and Strathfield E-Ventures.

     In February 2000, we acquired A.I.N. Corporation, the owner of CarSmart.com, a leading online buying site for new and pre-owned vehicles, for
1.8 million shares of Autobytel.com common stock and $3 million in cash. CarSmart.com has nearly 1,500 dealers, established relationships with more than 200 credit unions and strategic marketing agreements with ten of the top Internet portals, including AOL.com, Alta Vista, Snap.com, G02Net and the Go Network. For the years ended December 31, 1999 and 1998 CarSmart.com's unaudited revenues were $6.3 million and $3.1 million, respectively. For the years ended December 31, 1999 and 1998, CarSmart.com's operating expenses were $7.6 million and $4.2 million, respectively. Car-

Smart.com's unaudited net loss for the years ended December 31, 1999 and 1998 was $1.3 million and $1.2 million, respectively.

     We derive the majority of our revenues from fees paid by subscribing dealers, and we expect to be primarily dependent on our dealer networks for revenues in the foreseeable future. Dealers using our services pay initial subscription fees, as well as ongoing monthly fees based, among other things, on the size of territory, demographics and the transmittal of purchase requests to them. In addition, in most states dealers who participate in AutobytelDIRECT pay a fee of between $100 and $300 per vehicle sold through AutobytelDIRECT. The fee is based on the gross selling price of the vehicle. Average monthly program fees per dealer were $1,045, $948 and $786 in 1999, 1998 and 1997, respectively. We also derive a portion of our revenues from related products and services on a per transaction basis. For 1999, 1998 and 1997, related products and services were 11%, 4% and 12% of revenues, respectively.

     Since mid January 1999 and on a going forward basis, we are converting our dealers primarily to new contracts with one year terms. The initial subscription fee from the dealer is recognized ratably over the first twelve months of the dealer's contract in order to match the costs of integrating and training the dealer with revenues earned. Amortized revenues from initial subscription fees were $2.5 million, $2.4 million and $3.5 million in 1999, 1998 and 1997, respectively. We anticipate that amortized revenues from our initial subscription fees will decline as a percentage of total revenues over time as monthly fee revenues continue to grow. As our dealer network grows in absolute terms, the number of new dealers added as a percentage of total dealers is growing at a slower pace. Therefore, initial subscription fee revenues are declining as a percentage of total revenues while monthly fee revenues are growing. Monthly fees are recognized in the period the service is provided. Monthly fee revenues were $32.8 million, $18.2 million and $8.9 million in 1999, 1998 and 1997, respectively. The amortized revenues from annual fees were $0.5 million, $2.3 million and $1.1 million in 1999, 1998 and 1997, respectively.

     We believe our ability to increase the number of subscribing dealers and the amount of fees paid by dealers is indirectly related to the volume of purchase requests routed through our Web sites. Vehicle purchase requests routed through our online system were approximately 2.1 million, 1.3 million and 0.8 million in 1999, 1998, and 1997, respectively, or an increase of 56%, 74% and 121% sequentially. Since inception we have directed approximately 4.5 million purchase requests to dealers.

     Our revenue growth has been primarily dependent on our ability to:

     - deliver quality purchase requests to our dealer network,

     - increase the number of dealers,

     - improve the sales conversion rate of dealer leads and

     - increase the average monthly fees paid by each dealer.

     We believe our revenue growth in the foreseeable future will be dependent on the above factors as well as our ability to generate revenues from AutobytelDIRECT and related products and services.

     Since inception, our dealer network has expanded in each quarter and as of December 31, 1999 there were 3,403 dealers. Of these dealers, 3,323 dealers, or 98%, pay for our service. Our non-paying dealers are generally associated with lower volume vehicle manufacturers such as Jaguar or Suzuki or are located in remote, low volume territories and receive purchase request referrals without paying fees to us. We enter into agreements with non-paying dealers to ensure the broadest geographic coverage for every make of vehicle and to increase consumer satisfaction by offering a complete selection of vehicles.

     In 1999, 1,508 dealers were added to our North American dealer network and 578 dealers either terminated their affiliation with us or were terminated by us. The net number of dealers as of December 31, 1999 increased by 39% over 1998. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition. Because our primary revenue source is from program fees, our business model is significantly different from many other Internet commerce sites. The automobiles requested through our site are sold by dealers; therefore we derive no direct revenues from the sale of a vehicle (other than through the recently introduced AutobytelDIRECT service) and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

     Sales and marketing costs consist primarily of:

     - Internet marketing and advertising expenses,

     - fees paid to our Internet purchase request providers,

     - promotion and advertising expenses to build our brand awareness and encourage potential customers to visit our Web sites and

     - personnel and other costs associated with sales, marketing, training and support of our dealer network.

     We use Internet advertising, as well as traditional media, such as television, radio and print. The majority of our Internet advertising is comprised of:

     - sponsorship and partnership agreements with Internet portals and

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

     Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $14.3 million, $11.1 million, and $5.8 million in 1999, 1998 and 1997, respectively. There were no set-up or initial fees incurred in 1999. Also included in sales and marketing expenses are the costs associated with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of revenues:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----     -----     -----
STATEMENT OF OPERATIONS DATA:
Revenues Program fees.......................................    89%       96%       88%
  Related products and services.............................    11         4        12
                                                               ---       ---      ----
          Total revenues....................................   100       100       100
Operating expenses:
  Sales and marketing.......................................   110       126       140
  Product and technology development........................    35        36        36
  General and administrative................................    17        25        31
  Stock-based compensation..................................     3        --        --
  Non-recurring expenses....................................     1        --         7
                                                               ---       ---      ----
          Total operating expenses..........................   166       187       214
                                                               ---       ---      ----
  Loss from operations......................................   (66)      (87)     (114)
Other income, net...........................................     8         5         4
                                                               ---       ---      ----
Loss before provision for income taxes......................   (58)      (81)     (110)
Provision for income taxes..................................    --        --        --
                                                               ---       ---      ----
  Net loss..................................................   (58)%     (81)%    (110)%
                                                               ===       ===      ====

     1999 COMPARED TO 1998

     Revenues. Our revenues increased $16.5 million, or 69%, to $40.3 million in 1999, compared to $23.8 million in 1998. The growth in revenues was primarily attributable to an increase in the net number of paying dealers and a $97, or 10%, increase in the average monthly program fee charged to paying dealers. The number of paying dealers increased by 937, or 39%, to 3,323 as of December 31, 1999, compared to 2,386 as of December 31, 1998. Revenues from related products and services accounted for approximately 11% of revenues in 1999 and 4% of revenues in 1998.

     Sales and Marketing. Sales and marketing expenses primarily include advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with sales, training and support. Sales and marketing expense increased by $14.2 million, or 47%, to $44.2 million in 1999 compared to $30.0 million in 1998. The increase was primarily due to a $3.5 million, or 43%, increase in sales expenses due to additional sales and dealer support personnel, a $3.2 million, or 29%, increase in fees related to information search aggregators resulting from a higher number of purchase requests, a $3.1 million, or 52%, increase in television and radio advertising, and a $4.4 million, or 89%, increase in other advertising and marketing expenses to build brand awareness. We expect to continue to increase our sales, advertising and marketing expenses in the foreseeable future.

     Product and Technology Development. Product and technology development expense primarily includes personnel costs relating to enhancing the features, content and functionality of our Web site and Dealer Real Time system, as well as expenses associated with telecommunications and computer infrastructure. Product and technology development expense increased by $5.8 million, or 67%, to $14.3 million in 1999, compared to $8.5 million in 1998. The increase was primarily due to a $3.6 million, or 68%, increase for additional personnel, recruiting and retention costs, both domestic and international, a $1.0 million, or 89%, increase in technological infrastructure costs, a $0.8 million, or 217%, increase in start up and legal expenses related to the development of international joint ventures, and a $0.4 million, or 21%, increase related to the development of new products and services.

     General and Administrative. General and administrative expense was $8.6 million and $5.9 million in 1999 and 1998, respectively. General and administrative expense increased by $2.7 million, or 45%. The increase was primarily due to a $1.2 million increase in non-cash compensation expense associated with stock options granted in the first quarter of 1999 and the exercise of a warrant in the fourth quarter of 1999, a $0.9 million, or 420%, increase in accounting and other public company infrastructure costs, and a non-recurring expense of $0.6 million related to the termination of the agreement to acquire W.G. Nichols.

     Equity Losses in Unconsolidated Subsidiary. Equity losses in an unconsolidated subsidiary represents our share of losses in our Japanese joint venture. The losses recognized have been limited to the amount of our investment.

     Other Income, Net. Other income consists primarily of interest income. In 1999, interest income of $3.9 million was offset by $0.4 million of costs related to our Japanese joint venture. Interest income in 1999 increased 486% as compared to 1998 due to higher cash balances resulting from the sale of preferred stock late in the fourth quarter of 1998 and the initial public offering late in the first quarter of 1999.

     Income Taxes. No provision for federal income taxes has been recorded as we incurred net operating losses through December 31, 1999. As of December 31, 1999, we had approximately $55.5 million of federal and $27.9 million of state net operating loss carryforwards that we believe are available to offset future taxable income; such carryforwards expire in various years through 2019. Under the Tax Reform Act of 1986, the amounts of and benefits from our net operating loss carryforwards will be limited due to a cumulative ownership change of more than 50% over a three year period. Based on preliminary estimates, we believe the effect of such limitation will not have a material adverse effect on our business, results of operations and financial condition.

     1998 COMPARED TO 1997

     Revenues. Our revenues increased by $8.5 million, or 56%, to $23.8 million in 1998, compared to $15.3 million in 1997. The growth in revenues was primarily attributable to an increase in the net number of paying dealers and $162, or a 21%, increase in the average monthly program fee charged to paying dealers. The number of paying dealers increased by 743, or 45%, to 2,386 as of December 31, 1998, compared to 1,643 as of December 31, 1997. Our financial statements include revenues derived from computer sales, a practice we discontinued in the first quarter of 1998, of $0.2 million in 1998 and $1.5 million in 1997. Excluding revenues from the sale of computer equipment, revenues increased by $9.8 million, or 71%, to $23.6 million in 1998 as compared to $13.8 million in 1997. Revenues from related products and services accounted for approximately 4% in 1998 and 12% in 1997. In 1998, we launched additional ancillary services such as Web site advertising and warranties.

     Sales and Marketing. Sales and marketing expense increased by $8.6 million, or 40%, to $30.0 million in 1998, compared to $21.5 million in 1997. The increase was primarily due to a $5.3 million, or 91%, increase in fees related to information search aggregators resulting from higher purchase requests and a $4.0 million, or 58%, increase in other advertising and marketing expenses to build brand awareness. We expect to continue to increase our advertising and marketing budget in the foreseeable future.

     Product and Technology Development. Product and technology development expense increased by $3.1 million, or 57%, to $8.5 million in 1998, compared to $5.4 million in 1997. The increase was primarily due to the additional personnel and expenses related to Auto-by-Tel UK Limited of $1.4 million in 1998.

     General and Administrative. General and administrative expense was $5.9 million in 1998 and 1997. Excluding a non-recurring charge of $1.1 million associated with a proposed initial public offering withdrawn in April 1997, general and administrative expense increased by $1.1 million, or 23%, to $5.9 million in 1998, compared to $4.8 million in 1997. The increase was primarily due to additional executive and financial personnel and rent due to expansion of facilities.

     Other Income Net. Other income consists primarily of interest income. Other income increased by $0.7 million, or 106%, to $1.3 million in 1998, compared to $0.6 million in 1997. This increase is primarily due to a $1.4 million gain realized from the sale of Auto-by-Tel UK Limited to Inchcape Automotive Limited in November 1998, offset in part by a $0.8 million charge for the value of warrants issued to Invision AG and Aureus Private Equity AG. Excluding these non-recurring items, other income increased by $44,000, or 7%, to

$0.7 million in 1998 as compared to $0.6 million in 1997. Interest income increased due to higher cash balances from the sale of preferred stock in 1998.

STOCK-BASED COMPENSATION

     In the first quarter of 1999, stock options were granted to employees and directors at exercise prices of $13.20 and $16 per share which were below the fair market value at the date of grant. In relation to these grants, we will recognize estimated compensation expense of approximately $2.6 million ratably over the vesting term of one to four years. Compensation expense of $1.1 million was classified as general and administrative expense in 1999 and approximately $0.5 million, $0.5 million, $0.5 million and $40,000 will be classified as general and administrative expense in the years ending 2000, 2001, 2002 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $14.5 million in 1999, $16.3 million in 1998 and $13.5 million in 1997. Net cash used in operating activities in 1999 resulted primarily from the net loss for the year, increased accounts receivable and prepaid expenses, partially offset by increased deferred revenues related to growth in the number of our paying dealers, accounts payable and accrued expenses for sales and marketing, product and technology development and general and administrative expenditures, non-cash stock-based compensation expense related to options granted in March 1999 and depreciation expense.

     Net cash used in operating activities in 1998 resulted primarily from the net loss for the year and increased accounts receivable, partially offset by depreciation and other non-cash expenses.

     Net cash used in operating activities in 1997 resulted primarily from the net loss for the year and increased accounts receivable, partially offset by increased deferred revenues, accounts payable and depreciation expense.

     Net cash used in investing activities was $0.9 million in 1999, $1.1 million in 1998 and $1.8 million in 1997. Cash for investing activities in 1999, 1998 and 1997 was primarily used for the purchase of property and equipment, including computer hardware, telecommunications equipment and furniture.

     Net cash provided by financing activities was $72.9 million in 1999, $29.6 million in 1998 and $22.0 million in 1997. Cash for financing activities was primarily provided by the consummation of our initial public offering in March 1999 and the issuance of preferred stock in 1998 and 1997. We intend to use the net proceeds of approximately $72.1 million from our initial public offering for potential acquisitions, investments in businesses and for general operating expenses. Proceeds of $51.5 million from the sale of preferred stock in 1998 and 1997 were used primarily to finance operations prior to the initial public offering.

     In January 2000, we invested $5 million in Autobytel.Europe. In February 2000, we acquired A.I.N. Corporation, the owner of CarSmart.com, an online automotive purchasing and related services Web site for 1.8 million shares of common stock and $3.0 million in cash. CarSmart.com's operations to date have been independently operated.

     As of February 29, 2000, we had approximately $112.5 million in cash and cash equivalents, of which $36.7 million represents the funding of Autobytel.Europe and is reserved for the operations of Autobytel.Europe. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including those of CarSmart.com.

     With respect to years beyond fiscal 2000, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have grown consistently since inception, our expenses have continued to, and in the foreseeable future are expected to, exceed our revenues. Accordingly, we do not expect to be able to fund our operations from internally generated funds for the foreseeable future.

     Our cash requirements depend on several factors, including:

     - the level of expenditures on marketing and advertising,

     - the ability to increase the volume of purchase requests and transactions related to our Web sites,

     - the cost of contractual arrangements with Internet portals, online information providers, and other referral sources, and

     - the cash portion of acquisition transactions.

     We cannot predict the timing and amount of our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

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

YEAR 2000 ISSUE

     Because many computer applications have been written using two digits rather than four to define the applicable year, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As of the date of this Annual Report, we are not aware of any material problems resulting from Year 2000 issues, either with our Web sites, the Dealer Real Time system or with our vendors, consumers or dealers. We will continue to monitor our computer applications and those of our vendors, consumers and dealers throughout the year 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS No. 133 establishes accounting and reporting standards for derivative instruments. We do not have any derivative instruments or undertake any hedging activities, therefore we do not believe adoption of SFAS No. 133 will have a material effect on our financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Our Balance Sheets as of December 31, 1999 and 1998 and our Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1999, together with the reports of Arthur Andersen LLP, independent auditors, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and executive officers is incorporated by reference to the sections entitled "Nominees and Election of Class II Directors (Proposal 1) -- Directors and Executive Officers," "-- Attendance at Meetings and Board Committees," "-- Nominees for Class II Director" and
"-- Other

Directors and Executive Officers" contained in our definitive Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled "Nominees and Election of Class II Directors (Proposal 1) -- Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the description under the captions "Nominees and Election of Class II Directors (Proposal 1) -- Executive Compensation," "-- Aggregated Option Exercises in 1999 and Year-End Option Values," "-- Employment Agreements," "-- Non-Employee Director Compensation," "-- Compensation Committee Interlocks and Insider Participation," "-- Board Compensation Committee Report on Executive Compensation," and "-- Stock Price Performance Graph" in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the description under the captions "Nominees and Election of Class II Directors (Proposal 1) -- Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the description under the captions "Nominees and Election of Class II Directors (Proposal 1) -- Certain Relationships and Related Transactions" in our Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report:

     (1) Financial Statements:

                                                              PAGE
                                                              ----
Index.......................................................   F-1
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Stockholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

     (2) Financial Statement Schedules:

          All schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

     (3) Exhibits:

          The exhibits filed as part of this Annual Report are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report:

          On October 5, 1999 we filed a Form 8-K under Item 5 notifying W.G. Nichols Inc. that we had elected not to proceed with the previously announced acquisition of W.G. Nichols Inc. and a related entity.

          On October 15, 1999 we filed a Form 8-K under Item 5 announcing the execution of an Agreement and Plan of Merger relating to the acquisition of CarSmart.com.

          On October 28, 1999 we filed a Form 8-K under Item 5 announcing our financial results for the third quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 2000.

                                          autobytel.com inc.

                                          By:      /s/ MARK W. LORIMER
                                            ------------------------------------
                                            Mark W. Lorimer
                                            Chief Executive Officer,
                                            President and Director

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each of autobytel.com inc., a Delaware corporation, and the undersigned Directors and Officers of autobytel.com inc. hereby constitute and appoint Mark W. Lorimer, Hoshi Printer or Ariel Amir as its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
/s/ MICHAEL FUCHS                              Chairman of the Board and Director      March 22, 2000
---------------------------------------------
Michael Fuchs

/s/ MARK W. LORIMER                            Chief Executive Officer, President and  March 22, 2000
---------------------------------------------  Director (Principal Executive Officer)
Mark W. Lorimer                                Senior Vice President and Chief

/s/ HOSHI PRINTER                              Financial Officer (Principal Financial  March 22, 2000
---------------------------------------------  Officer)
Hoshi Printer

/s/ ANN M. DELLIGATTA                          Executive Vice President and Chief      March 22, 2000
---------------------------------------------  Operating Officer
Ann M. Delligatta

/s/ AMIT KOTHARI                               Vice President and Controller           March 22, 2000
---------------------------------------------  (Principal Accounting Officer)
Amit Kothari

/s/ JEFFREY H. COATS                           Director                                March 22, 2000
---------------------------------------------
Jeffrey H. Coats

/s/ MARK N. KAPLAN                             Director                                March 22, 2000
---------------------------------------------
Mark N. Kaplan

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
/s/ KENNETH J. ORTON                           Director                                March 22, 2000
---------------------------------------------
Kenneth J. Orton

/s/ ROBERT S. GRIMES                           Executive Vice President and Director   March 22, 2000
---------------------------------------------
Robert S. Grimes

/s/ PETER TITZ                                 Director                                March 22, 2000
---------------------------------------------
Peter Titz

/s/ RICHARD POST                               Director                                March 22, 2000
---------------------------------------------
Richard Post

                               AUTOBYTEL.COM INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Stockholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of autobytel.com inc.:

     We have audited the accompanying consolidated balance sheets of autobytel.com inc., a Delaware corporation, and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of autobytel.com inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
January 24, 2000

                               AUTOBYTEL.COM INC.

                          CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents, includes restricted amounts of
     $206 and $248, respectively............................    $ 85,457       $ 27,984
  Accounts receivable, net of allowance for doubtful
     accounts of $439 and $402, respectively................       4,593          2,315
  Prepaid expenses and other current assets.................       2,819          1,353
                                                                --------       --------
          Total current assets..............................      92,869         31,652
Property and equipment, net.................................       1,630          2,208
Other assets................................................         373            347
                                                                --------       --------
          Total assets......................................    $ 94,872       $ 34,207
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,277       $  2,915
  Accrued expenses..........................................       6,772            915
  Deferred revenues.........................................       6,147          4,008
  Customer deposits.........................................         716            345
  Other current liabilities.................................         201             33
                                                                --------       --------
          Total current liabilities.........................      18,113          8,216
  Deferred rent.............................................          53            123
                                                                --------       --------
          Total liabilities.................................      18,166          8,339
                                                                --------       --------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, Series A, $0.001 par value;
     1,500,000 shares authorized; no and 1,500,000 shares
     issued and outstanding, respectively...................          --              2
  Convertible preferred stock, Series B, $0.001 par value;
     967,915 shares authorized; no and 967,915 shares issued
     and outstanding, respectively..........................          --              1
  Convertible preferred stock, Series C, $0.001 par value;
     6,977,272 shares authorized; no and 4,968,738 shares
     issued and outstanding, respectively...................          --              4
  Common stock, $0.001 par value; 200,000,000 shares
     authorized; 18,234,613 and 8,506,455 shares issued and
     outstanding, respectively..............................          18              8
  Warrants..................................................       1,332          1,332
  Additional paid-in capital................................     141,957         67,813
  Cumulative translation adjustment.........................          (8)           (19)
  Accumulated deficit.......................................     (66,593)       (43,273)
                                                                --------       --------
          Total stockholders' equity........................      76,706         25,868
                                                                --------       --------
          Total liabilities and stockholders' equity........    $ 94,872       $ 34,207
                                                                ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999           1998          1997
                                                        -----------    ----------    ----------
Revenues..............................................  $    40,298    $   23,826    $   15,338
Operating expenses:
  Sales and marketing.................................       44,176        30,033        21,454
  Product and technology development..................       14,262         8,528         5,448
  General and administrative..........................        8,595         5,908         5,851
                                                        -----------    ----------    ----------
          Total operating expenses....................       67,033        44,469        32,753
                                                        -----------    ----------    ----------
  Loss from operations................................      (26,735)      (20,643)      (17,415)
Equity losses in unconsolidated subsidiary............          126            --            --
Other income, net.....................................        3,342         1,280           620
                                                        -----------    ----------    ----------
  Loss before provision for income taxes..............      (23,267)      (19,363)      (16,795)
Provision for income taxes............................           53            35            15
                                                        -----------    ----------    ----------
  Net loss............................................  $   (23,320)   $  (19,398)   $  (16,810)
                                                        ===========    ==========    ==========
Basic and diluted net loss per share..................  $     (1.48)   $    (2.30)   $    (2.03)
                                                        ===========    ==========    ==========
Shares used in computing basic and diluted net loss
  per share...........................................   15,766,406     8,423,038     8,291,142
                                                        ===========    ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                         CONVERTIBLE
                                       PREFERRED STOCK        COMMON STOCK
                                     -------------------   -------------------              ADDITIONAL                  CUMULATIVE
                                       NUMBER                NUMBER                          PAID-IN       DEFERRED     TRANSLATION
                                     OF SHARES    AMOUNT   OF SHARES    AMOUNT   WARRANTS    CAPITAL     COMPENSATION   ADJUSTMENT
                                     ----------   ------   ----------   ------   --------   ----------   ------------   -----------
Balance, December 31, 1996.........   1,500,000   $   2     8,284,815   $   8     $   --     $ 15,077       $ (26)       $     --
  Issuance of Series B convertible
    preferred stock at $9.35 per
    share..........................     967,915       1            --      --         --        9,028          --              --
  Issuance of Series C convertible
    preferred stock at $8.80 per
    share..........................   1,477,274       1            --      --         --       12,987          --              --
  Issuance of common stock upon
    exercise of stock options......          --      --        39,628      --         --           31          --              --
  Amortization of deferred
    compensation...................          --      --            --      --         --           --          25              --
  Net loss.........................          --      --            --      --         --           --          --              --
                                     ----------   -----    ----------   -----     ------     --------       -----        --------
Balance, December 31, 1997.........   3,945,189       4     8,324,443       8         --       37,123          (1)             --
  Issuance of Series C convertible
    Preferred stock at $8.80 per
    share..........................   3,370,455       3            --      --         --       29,443          --              --
  Issuance of Series C convertible
    preferred stock at $8.80 per
    share in exchange for
    advertising....................     121,009      --            --      --         --        1,065          --              --
  Issuance of warrants in exchange
    for start-up costs for a
    Pan-European entity............          --      --            --      --        792           --          --              --
  Issuance of warrant in exchange
    for involvement in a broadband
    application project............          --      --            --      --        540           --          --              --
  Issuance of common stock upon
    exercise of stock options......          --      --       181,012      --         --          169          --              --
  Issuance of common stock at
    $13.20 per share...............          --      --         1,000      --         --           13          --              --
  Amortization of deferred
    compensation...................          --      --            --      --         --           --           1              --
  Foreign currency translation
    adjustment.....................          --      --            --      --         --           --          --             (19)
  Net loss.........................          --      --            --      --         --           --          --              --
                                     ----------   -----    ----------   -----     ------     --------       -----        --------
Balance, December 31, 1998.........   7,436,653       7     8,506,455       8      1,332       67,813          --             (19)
  Conversion of Series A, B and C
    convertible preferred stock to
    common stock...................  (7,436,653)     (7)    5,852,290       6         --            1          --              --
  Issuance of common stock in
    initial public offering, net of
    issuance cost..................          --      --     3,500,000       4         --       72,080          --              --
  Issuance of common stock upon
    exercise of stock options......          --      --       362,630      --         --          790          --              --
  Issuance of common stock under
    employee stock purchase plan...          --      --         3,161      --         --           48          --              --
  Compensation expense recorded for
    fair market value of warrant in
    excess of exercise price.......          --      --        10,077      --         --          162          --              --
  Compensation expense recorded for
    fair market value of stock
    options in excess of exercise
    price..........................          --      --            --      --         --        1,063          --              --
  Foreign currency translation
    Adjustment.....................          --      --            --      --         --           --          --              11
  Net loss.........................          --      --            --      --         --           --          --              --
                                     ----------   -----    ----------   -----     ------     --------       -----        --------
Balance, December 31, 1999.........          --   $  --    18,234,613   $  18     $1,332     $141,957       $  --        $     (8)
                                     ==========   =====    ==========   =====     ======     ========       =====        ========


                                     ACCUMULATED
                                       DEFICIT      TOTAL
                                     -----------   --------
Balance, December 31, 1996.........   $ (7,065)    $  7,996
  Issuance of Series B convertible
    preferred stock at $9.35 per
    share..........................         --        9,029
  Issuance of Series C convertible
    preferred stock at $8.80 per
    share..........................         --       12,988
  Issuance of common stock upon
    exercise of stock options......         --           31
  Amortization of deferred
    compensation...................         --           25
  Net loss.........................    (16,810)     (16,810)
                                      --------     --------
Balance, December 31, 1997.........    (23,875)      13,259
  Issuance of Series C convertible
    Preferred stock at $8.80 per
    share..........................         --       29,446
  Issuance of Series C convertible
    preferred stock at $8.80 per
    share in exchange for
    advertising....................         --        1,065
  Issuance of warrants in exchange
    for start-up costs for a
    Pan-European entity............         --          792
  Issuance of warrant in exchange
    for involvement in a broadband
    application project............         --          540
  Issuance of common stock upon
    exercise of stock options......         --          169
  Issuance of common stock at
    $13.20 per share...............         --           13
  Amortization of deferred
    compensation...................         --            1
  Foreign currency translation
    adjustment.....................         --          (19)
  Net loss.........................    (19,398)     (19,398)
                                      --------     --------
Balance, December 31, 1998.........    (43,273)      25,868
  Conversion of Series A, B and C
    convertible preferred stock to
    common stock...................         --           --
  Issuance of common stock in
    initial public offering, net of
    issuance cost..................         --       72,084
  Issuance of common stock upon
    exercise of stock options......         --          790
  Issuance of common stock under
    employee stock purchase plan...         --           48
  Compensation expense recorded for
    fair market value of warrant in
    excess of exercise price.......         --          162
  Compensation expense recorded for
    fair market value of stock
    options in excess of exercise
    price..........................         --        1,063
  Foreign currency translation
    Adjustment.....................         --           11
  Net loss.........................    (23,320)     (23,320)
                                      --------     --------
Balance, December 31, 1999.........   $(66,593)    $ 76,706
                                      ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(23,320)  $(19,398)  $(16,810)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,298      1,255        860
  Provision for bad debt....................................       189        187        175
  Loss on disposal of property and equipment................       103          1         --
  Amortization of deferred compensation.....................        --          1         25
  Issuance of Series C convertible preferred stock in
    exchange for advertising................................        --      1,065         --
  Issuance of warrants in exchange for start-up costs for a
    Pan-European entity.....................................        --        792         --
  Issuance of warrants in exchange for involvement in
    broadband application project...........................        --        540         --
  Compensation expense recorded for fair market value of
    stock options in excess of exercise price...............     1,063         --         --
  Compensation expense recorded for fair market value of
    warrant in excess of exercise price.....................       162         --         --
  Equity losses in unconsolidated subsidiary................       126         --         --
  Changes in assets and liabilities:
    Accounts receivable.....................................    (2,467)    (1,009)    (1,370)
    Prepaid expenses and other current assets...............    (1,466)      (558)       107
    Other assets............................................       (26)      (252)       516
    Accounts payable........................................     1,362        692      1,572
    Accrued expenses........................................     5,857       (132)       325
    Deferred revenue........................................     2,139        308      1,374
    Customer deposits.......................................       371        218       (427)
    Other current liabilities...............................       168        (33)        34
    Deferred rent...........................................       (70)        32         74
                                                              --------   --------   --------
         Net cash used in operating activities..............   (14,511)   (16,291)   (13,545)
                                                              --------   --------   --------
Cash flows from investing activities:
  Acquisition of Internet Development Corporation...........        --         --       (100)
  Investment in unconsolidated subsidiary...................      (126)        --         --
  Purchases of property and equipment.......................      (823)    (1,147)    (1,652)
                                                              --------   --------   --------
         Net cash used in investing activities..............      (949)    (1,147)    (1,752)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net proceeds from sale of common stock....................    72,922        182         31
  Net proceeds from issuance of Series B convertible
    preferred stock.........................................        --         --      9,029
  Net proceeds from issuance of Series C convertible
    preferred stock.........................................        --     29,446     12,988
         Net cash provided by financing activities..........    72,922     29,628     22,048
                                                              --------   --------   --------
Effect of exchange rates on cash............................        11        (19)        --
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................    57,473     12,171      6,751
Cash and cash equivalents, at beginning of period...........    27,984     15,813      9,062
                                                              --------   --------   --------
Cash and cash equivalents, at end of period.................  $ 85,457   $ 27,984   $ 15,813
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes..............  $     53   $     35   $     15
                                                              ========   ========   ========
  Cash paid during the period for interest..................  $      2   $      3   $     --
                                                              ========   ========   ========

Supplemental disclosure of non-cash financing activities (See Note 6):

    - In April 1998, 56,776 shares of Series C convertible preferred stock with a fair market value of $8.80 per share convertible into common stock at the conversion price of $13.20 per share were issued for advertising.

    - In October 1998, 64,233 shares of Series C convertible preferred stock with a fair market value of $8.80 per share convertible into common stock at the conversion price of $13.20 per share were issued for advertising.

    - In November and December 1998, warrants to purchase 439,800 shares of common stock at $13.20 per share were issued to investors in Series C convertible preferred stock in exchange for a commitment to fund start-up activities of a Pan-European entity in which the Company may invest with the investors.

    - In December 1998, a warrant to purchase 300,000 shares of common stock at $13.20 per share was issued to an investor in exchange for involvement in a broadband application project.

    - . In December 1999, a warrant to purchase 33,333 shares of common stock at $11.25 per share was exercised in a cashless exercise. Under the warrant, 23,235 shares were exchanged for an aggregate fair market value of $375 to pay for the exercise

 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM.INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

 1. ORGANIZATION AND OPERATIONS OF AUTOBYTEL.COM

     autobytel.com inc. (Autobytel.com) is an internationally branded online automotive commerce company that provides consumers with automotive solutions throughout the lifecycle of vehicle ownership. Autobytel.com owns an internationally branded Internet site for new and pre-owned vehicle information and automotive services that links buyers and sellers in an information-rich environment. Through its Web site (www.autobytel.com), consumers can research pricing, specifications and other information related to new and pre-owned vehicles and purchase, finance, lease, insure, sell or maintain their vehicles. When consumers indicate they are ready to buy a vehicle, they can be connected to Autobytel.com's network of participating dealers in the United States and Canada, or to other sellers through its classified ads and auction services.

     Autobytel.com has also established international joint ventures and/or licensing agreements to market new and used vehicles in the United Kingdom, Sweden and Japan.

     Since its inception in January 1995, Autobytel.com has invested the majority of its efforts in marketing its brand name and developing infrastructure to support anticipated future operating growth. As a result, Autobytel.com has experienced significant operating losses and has an accumulated deficit of $66,593 as of December 31, 1999. Management believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Autobytel.com and its wholly and majority owned subsidiaries: Autobytel Services Corporation, Auto-By-Tel Acceptance Corporation, Auto-By-Tel Insurance Services, Inc., Autobytel.ca inc., Kre8.net, inc., e-autosdirect.com inc., Autobytel.Europe LLC (formerly Auto-By-Tel International LLC), Autobytel.Europe Investment B.V., Autobytel.Europe Holdings B.V., I-Net Training Technologies, LLC, Autobytel Acquisition I Corp., Autobytel Acquisition II Corp., and AutoVisions Communications, Inc.

     All intercompany transactions and balances have been eliminated.

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For the purposes of the consolidated balance sheets and the consolidated statements of cash flows, Autobytel.com considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk

     Financial instruments that potentially subject Autobytel.com to significant concentrations of credit risk consist primarily of accounts receivable. To date, accounts receivable have primarily been derived from fees billed to subscribing dealers located in the United States and Canada. Autobytel.com generally requires no

                               AUTOBYTEL.COM.INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

collateral to support customer receivables. Autobytel.com maintains reserves for potential credit losses. Historically, such losses have been minor and within management's expectations. As of December 31, 1999 and 1998, no subscribing dealer accounted for greater than 10% of accounts receivable.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

  Stock-Based Compensation

     Autobytel.com accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date. (See Note 7.)

     In 1996, Autobytel.com adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Autobytel.com has elected to continue accounting for stock-based compensation issued to employees using APB No. 25 and, accordingly, proforma disclosures required under SFAS No. 123 have been presented. (See Note 7.)

  Revenue Recognition

     Autobytel.com's revenues primarily consist of fees paid by subscribing dealers located in the United States and Canada. These fees are comprised of an initial fee, a monthly fee and, through fiscal 1997, an annual fee. The initial fee and annual fee are recognized ratably over the service period of 12 months. The monthly fee is recognized in the period services are provided.

     Autobytel.com also derives revenues from license and service agreements with international licensees. These agreements grant the licensees the right to use Autobytel.com's proprietary software, technology and other business procedures to market new and used vehicles in exchange for certain fees. Revenues from these fees are recognized in accordance with the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition." These fees include: (i) orientation fees, which are recognized on the effective date of the license and service agreements, (ii) localization and development fees and minimum annual maintenance fees, which are recognized as services are provided, and (iii) minimum annual license fees, which are recognized ratably over a 12 month period beginning on the date the international Web site is launched.

     Deferred revenues are comprised of unearned fees.

  Risks Due to Concentration of Significant Customers and Export Sales

     For all periods presented in the accompanying consolidated statements of operations, no subscribing dealer accounted for greater than 10% of revenues.

     Autobytel.com conducts its business within one industry segment. Revenues from customers outside of the United States were less than 10% of total revenues for all periods presented in the accompanying consolidated statements of operations.

                               AUTOBYTEL.COM.INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

  Sales and Marketing

     Sales and marketing expense primarily includes Internet marketing and advertising expenses, fees paid to purchase request providers, promotion and advertising expenses to build brand awareness and encourage potential customers to visit Autobytel.com's Web site and personnel and other costs associated with sales, marketing, training and support of Autobytel.com's dealer network. Sales and marketing expense also includes cost of sales associated with the sale of computers, which was discontinued in February 1998. Sales and marketing costs are recorded as expenses as incurred. For the years ended December 31, 1999, 1998 and 1997, Internet marketing and advertising costs were $14,288, $11,090 and $5,828 and television advertising expenses were $8,485, $5,296 and $4,048, respectively.

  Product and Technology Development

     Product and technology development expense primarily includes personnel costs relating to the introduction of products and services and the improvement of Autobytel.com's Web site and its online dealer information platform (DRT). It also includes expenses associated with Autobytel.com's international start-up activities and telecommunications and computer infrastructure. Product and technology development expenditures are expensed as incurred.

  General and Administrative

     General and administrative expense primarily consists of executive, financial and legal personnel expenses, costs related to being a public company and non-cash compensation charges related to stock options granted in 1999. Non-cash compensation expense in 1999 was $1,063. (See Note 7.) Non-recurring charges of $601 associated with a terminated acquisition and $1,100 associated with a proposed and withdrawn initial public offering were charged to general and administrative expense in 1999 and 1997, respectively.

  Foreign Currency Translation

     The functional currency of Autobytel.com's subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into United States dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders' equity.

  Computation of Basic and Diluted Net Loss Per Share

     Net loss per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the years ended December 31, 1999, 1998 and 1997, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. Autobytel.com evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

     New Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which was adopted by Autobytel.com in January 1999, provides guidance on accounting for the costs of computer

                               AUTOBYTEL.COM.INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

software developed or obtained for internal use and defines specific criteria that determine when these costs are required to be expensed, and when they may be capitalized. Autobytel.com currently expenses software development costs as incurred. Management anticipates that it will continue to incur such development costs. However, management expects that, as a percentage of revenues, such costs will remain consistent.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which was adopted by Autobytel.com in January 1999, provides guidance on the financial reporting of start-up and organization costs and require these costs to be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on Autobytel.com's consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Autobytel.com does not have any derivative instruments as of December 31, 1999. Management believes that the adoption of SFAS No. 133 will not have a material effect on Autobytel.com's consolidated financial statements.

 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Computer software and hardware..............................  $ 3,294    $ 2,800
Furniture and equipment.....................................    1,073      1,206
Leasehold improvements......................................      558        561
                                                              -------    -------
                                                                4,925      4,567
Less -- Accumulated depreciation and amortization...........   (3,295)    (2,359)
                                                              -------    -------
                                                              $ 1,630    $ 2,208
                                                              =======    =======

4. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     Autobytel.com leases its facilities and certain office equipment under operating leases which expire on various dates through 2004. At December 31, 1999, future minimum lease payments are as follows:

                 YEARS ENDING DECEMBER 31,
                 -------------------------
2000........................................................  $1,070
2001........................................................     938
2002........................................................      87
2003........................................................       4
2004........................................................       3
Thereafter..................................................      --
                                                              ------
                                                              $2,102
                                                              ======

     Rent expense was $756, $509, and $371 for the years ended December 31, 1999, 1998 and 1997, respectively.

                               AUTOBYTEL.COM.INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

  Marketing and Advertising Agreements

     In September 1997, Autobytel.com entered into a three year Internet marketing agreement with Excite, a company that operates a search engine. The agreement permits Autobytel.com to maintain certain exclusive promotional rights and linkage with Excite, and provides for certain advertising. The payments under the agreement consist of a set-up fee, an annual fee and a variable fee per purchase request. The set-up fee represents the cost of initiating the link between Autobytel.com and Excite and was expensed in the period the link was established. Autobytel.com expenses the annual fee ratably over a 12-month period and the variable fee in the period purchase requests are received. The amount of variable fee per purchase request increases as the number of purchase requests received reaches agreed upon increments. Under the agreement, Autobytel.com is also to provide Excite with up to three new vehicles in a 12-month period. The agreement grants Autobytel.com the right to terminate the agreement if the number of purchase requests does not meet the threshold specified for each year of the term of the agreement. As of December 31, 1999, the minimum future payments under the agreement amounted to $1,793.

     In June 1998, Autobytel.com entered into separate two-year Internet marketing agreement with Excite. The agreement permitted Autobytel.com to maintain certain exclusive promotional rights and linkage with NetCenter. Under the agreement, Autobytel.com was also to provide NetCenter with up to three new vehicles in a 12-month period. The agreement was terminated in June 1999.

     Autobytel.com has agreements with other search engines, Internet service and automotive information providers, including Lycos, AT&T WorldNet, Edmund's, Kelley Blue Book and Intellichoice, that make available to consumers vehicle research data over the Internet. These agreements are generally for a term of one to four years and require that Autobytel.com pay a combination of set-up, initial, annual, monthly and variable fees based on the volume of purchase requests received by Autobytel.com. The set-up fees are expensed as incurred, the initial fees and annual fees are amortized over the period they relate to. The monthly fees are expensed in the month they relate to and variable fees are expensed in the period purchase requests are received. As of December 31, 1999, the minimum future commitments under these agreements were $674.

     Autobytel.com has agreements with network and cable television stations under which it has the right to purchase television advertising. As of December 31, 1999, the minimum future commitments under these agreements were $1,685. These amounts are expensed as advertisements are aired.

     Employment Agreements

     Autobytel.com has employment agreements with Mark W. Lorimer, Chief Executive Officer, and Ann M. Delligatta, Chief Operating Officer. In the event of termination without cause or resignation with a good reason, they are entitled to receive severance payments equal to the base salary that would have been received by them over the remaining term of the agreements. Mr. Lorimer's agreement also provides for an additional severance payment in the event of a change in control as defined in his agreement. The term of the agreements range from two to three years and have one-year renewals.

     Litigation

     In the normal course of business, Autobytel.com is involved in various legal proceedings. Based upon the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on Autobytel.com's financial position, liquidity or results of operations.

 5. RETIREMENT SAVINGS PLAN

     Autobytel.com has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the 401(k) Plan.) The 401(k) Plan covers all full time employees of Autobytel.com who are over 21 years of age and have worked for Autobytel.com for at least

                               AUTOBYTEL.COM.INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

90 days. Under the 401(k) Plan, participating employees are allowed to defer up to 15% of their pretax salaries up to a maximum of $10,000 per year. Company contributions to the 401(k) Plan are discretionary. Autobytel.com has made no contributions since the inception of the 401(k) Plan.

 6. STOCKHOLDERS' EQUITY

  Initial Public Offering

     In March 1999, Autobytel.com consummated its initial public offering and issued 3,500,000 shares of common stock at a price of $23 per share. An additional 1,000,000 shares of common stock were offered by selling stockholders at a price of $23 per share. Autobytel.com received proceeds of approximately $72,084, net of underwriting discounts, fees and other initial public offering costs.

     At the closing of the offering, outstanding shares of Series A, Series B and Series C convertible preferred stock were automatically converted to an aggregate total of 5,852,290 shares of common stock.

     In addition, the selling stockholders granted the underwriters a 30-day option to purchase up to an additional 637,500 shares of common stock to cover over-allotments. The underwriters exercised this option in April 1999.

  Preferred Stock

     As of December 31, 1999, 11,445,187 shares of preferred stock with a $0.001 par value were authorized and undesignated.

  Common Stock

     In July 1999, Autobytel.com's Certificate of Incorporation was amended to increase the number of authorized shares of common stock with a par value of $0.001 from 50,000,000 shares to 200,000,000 shares.

  Warrants

     In November 1998, Autobytel.com issued a warrant to purchase 150,000 shares of common stock to Invision AG, an investor in its Series C convertible preferred stock (Series C Preferred), in exchange for their commitment to assist Autobytel.com with organizational and start-up activities related to a Pan-European entity in which Autobytel.com may invest with them. The warrant is exercisable at $13.20 per share and expires in November 2001. The warrant was valued at $270, which was expensed in 1998, as Invision AG has fulfilled its commitment and has no further obligation to Autobytel.com.

     In December 1998, Autobytel.com issued warrants to purchase 289,800 shares of common stock to Aureus Private Equity AG (Aureus), an investor in its Series C Preferred, in exchange for their commitment to assist Autobytel.com with organizational and start-up activities related to a Pan-European entity in which Autobytel.com may invest with them. The warrants are exercisable at $13.20 per share and expire in December 2001. The warrants were valued at $522, which was expensed in 1998, as Aureus has fulfilled its commitment and has no further obligation to Autobytel.com.

     In December 1998, Autobytel.com issued a warrant to purchase 300,000 shares of common stock to MediaOne Interactive Services, Inc. in exchange for the right to participate in the development of broadband application technology. The warrant is exercisable at $13.20 per share and expires in December 2001. The warrant was valued at $540, and was expensed in 1999.

                               AUTOBYTEL.COM.INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

     The fair value of each of these warrants was estimated using the Black-Scholes option-pricing model and the following assumptions: (1) no dividend yield, (2) volatility of 0.10%, (3) risk-free interest rate of 4.90%, and (4) expected life of three years.

 7. STOCK OPTION PLANS

  1996 Stock Option Plan

     Autobytel.com's 1996 Stock Option Plan (the Option Plan) was approved by the Board of Directors in May 1996. The Option Plan was terminated by a resolution of the Board of Directors in October 1996, at which time 870,555 options had been issued. The Option Plan provided for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and for the granting to employees, consultants and directors of nonstatutory stock options. Autobytel.com reserved 1,194,444 shares of common stock for exercise of stock options under the Option Plan. The exercise price of incentive stock options granted under the Option Plan could not be lower than the fair market value of the common stock, and the exercise price of nonstatutory stock options could not be less than 85% of the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. With respect to any participants who, at the time of grant, owned stock that possessed more than 10% of the voting power of all classes of stock of Autobytel.com, the exercise price of any stock option granted to such person was to be at least 110% of the fair market value on the grant date, and the maximum term of such option was five years. The term of all other options granted under the Option Plan did not exceed 10 years. Stock options granted under the Option Plan vest according to vesting schedules determined by the Board of Directors.

  1996 Stock Incentive Plan

     Autobytel.com's 1996 Stock Incentive Plan (the Incentive Plan) was approved by the Board of Directors in October 1996, and was amended in November 1996. The Incentive Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Code, and for the granting to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Autobytel.com has reserved a total of 833,333 shares of common stock for issuance under the Incentive Plan. The exercise price of stock options granted under the Incentive Plan cannot be lower than the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. With respect to any participants who, at the time of grant, own stock possessing more than 10% of the voting power of all classes of stock of Autobytel.com, the exercise price of stock options granted to such person must be at least 110% of the fair market value on the grant date, and the maximum term of such options is five years. The term of all other options granted under the Incentive Plan may be up to 10 years. Stock options granted under the Incentive Plan vest according to vesting schedules determined by the Board of Directors.

  1998 Stock Option Plan

     Autobytel.com's 1998 Stock Option Plan (the 1998 Option Plan) was adopted in December 1998 and amended in September 1999. Autobytel.com has reserved 1,500,000 shares under the 1998 Option Plan. The 1998 Option Plan provides for the granting to employees of incentive stock options within the meaning of the Code, and for the granting to employees of nonstatutory stock options.

     The exercise price of non-statutory options granted under the 1998 Option Plan cannot be lower than 85% of the fair market value of the common stock on the date of grant. The exercise price of all incentive stock options granted cannot be lower than the fair market value on the grant date. With respect to any participants who beneficially own more than 10% of the voting power of all classes of stock of Autobytel.com, the exercise price of any stock option granted to such person must be at least 110% of the fair market value on the grant

                               AUTOBYTEL.COM.INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

date, and the maximum term of such option is five years. The term of all other options granted under the 1998 Option Plan may be up to 10 years. Under the 1998 Option Plan, certain nonstatutory stock options (Performance Options) vest over a time period determined by the Board of Directors, however, the vesting could be accelerated based on the performance of Autobytel.com's common stock.

     In December 1998, the Board of Directors granted Performance Options to purchase 700,000 shares of common stock to certain executives at an exercise price of $13.20 per share, which represents the fair market value on the date of grant. These options vest over a seven-year period, but the vesting could be accelerated based on the performance of Autobytel.com's common stock. The accelerated vesting schedule provides that the grants will vest in six installments, one installment vesting each six months over a three-year period if pre-established average trading prices of the common stock are achieved. Those installments will vest if the average trading price exceeds the exercise price by $6.60, $13.20, $19.80, $26.40, $33.00 and $39.60, respectively, in the applicable six month period after the date of grant. All other stock options granted under the 1998 Option Plan vest according to vesting schedules determined by the Board of Directors.

     The 1998 Option Plan provides that, unless otherwise provided in the stock option agreement, in the event of any merger, consolidation, or sale or transfer of all or any part of Autobytel.com's business or assets, all rights of the optionee with respect to the unexercised portion of any option will become immediately vested and may be exercised immediately, except to the extent that any agreement or undertaking of any party to any such merger, consolidation, or sale or transfer of assets makes specific provisions for the assumption of the obligations of Autobytel.com with respect to the 1998 Option Plan.

  1999 Stock Option Plan

     Autobytel.com's 1999 Stock Option Plan (the 1999 Option Plan) was adopted in January 1999 and amended in September 1999. Autobytel.com has reserved 1,800,000 shares under the 1999 Option Plan. The 1999 Option Plan provides for the granting of stock options to key employees of Autobytel.com. Under the 1999 Option Plan, not more than 1,000,000 shares may be granted after March 31, 1999.

     The 1999 Option Plan provides for an automatic grant of an option to purchase 20,000 shares of common stock to each non-employee director on the date on which the person first becomes a non-employee director. In each successive year the non-employee director will automatically be granted an option to purchase 5,000 shares on November 1 of each subsequent year provided the non-employee director has served on the Board for at least six months. Each option will have a term of 10 years and will be granted at the fair market value of Autobytel.com's common stock on the date of grant. The options vest in their entirety and become exercisable on the first anniversary of the grant date, provided that the optionee continues to serve as a director on such date.

     The 1999 Option Plan is identical in all other material respects to the 1998 Option Plan.

  Rescission Offer for Stock Options Granted in Excess of the 1996 Incentive Plan Limit

     From May 1997 to January 1999, Autobytel.com issued grants of incentive stock options in excess of the Incentive Plan limit of 833,333 shares. Subsequent to December 31, 1998, Autobytel.com offered to exchange the affected options for a cash payment or a new grant of incentive stock options under the 1999 Option Plan. In 1999, Autobytel.com resolved this matter without a material impact on its financial statements. Total cash payments were less than $10. The new stock options were granted at the fair market value at the date of the new grant, which equaled the exercise price of the original options. All other significant provisions associated with the options remained the same.

                               AUTOBYTEL.COM.INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

  1999 Employee and Acquisition Related Stock Option Plan

     Autobytel.com's 1999 Employee and Acquisition Related Stock Option Plan (the Employee and Acquisition Option Plan) was approved by the Board of Directors in September 1999. Autobytel.com has reserved a total of 1,500,000 shares of common stock for issuance under the Employee and Acquisition Option Plan. The Employee and Acquisition Option Plan provides for the granting to employees and acquired employees of incentive stock options within the meaning of the Code, and for the granting to employees, acquired employees and service providers of nonstatutory stock options. The exercise price of incentive stock options granted can not be lower than the fair market value on the date of grant and the exercise price of nonstatutory stock options can not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of stock options granted to individuals beneficially owning more than 10% of the voting power of all classes of Autobytel.com stock must be at least 110% of the fair market value on the grant date and have a maximum term of five years. The term of all other options granted under the Employee and Acquisition Option Plan may be up to 10 years. Stock options granted under the Employee and Acquisition Option Plan vest according to vesting schedules determined by the Board of Directors.

  Stock Option Changes

     A summary of the status of Autobytel.com's stock options as of December 31, 1997, 1998 and 1999, and changes during the years then ended is presented below:

                                                           NUMBER OF    WEIGHTED AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ---------    ----------------
Outstanding at December 31, 1996.........................  1,520,558         $ 3.32
  Granted................................................    853,504          13.20
  Exercised..............................................    (39,629)          0.90
  Canceled...............................................   (156,688)          7.88
                                                           ---------         ------
Outstanding at December 31, 1997.........................  2,177,745           6.92
  Granted................................................  1,630,340          13.20
  Exercised..............................................   (181,012)          0.94
  Canceled...............................................   (767,733)          6.93
                                                           ---------         ------
Outstanding at December 31, 1998.........................  2,859,340          10.87
  Granted................................................  2,235,598          12.51
  Exercised..............................................   (362,630)          2.19
  Canceled...............................................   (813,747)         13.25
                                                           ---------         ------
Outstanding at December 31, 1999.........................  3,918,561         $12.12
                                                           =========         ======
Exercisable at December 31, 1997.........................    858,187         $ 2.78
                                                           =========         ======
Exercisable at December 31, 1998.........................    738,860         $ 6.42
                                                           =========         ======
Exercisable at December 31, 1999.........................  1,331,924         $ 8.90
                                                           =========         ======
Weighted-average fair value of options granted during
  1997 (853,504 options).................................                    $ 2.73
Weighted-average fair value of options granted during
  1998 (1,630,340 options)...............................                    $ 3.25
Weighted-average fair value of options granted during
  1999 (2,235,598 options)...............................                    $ 3.81

     The fair value of each option granted through December 31, 1999 is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) volatility of 55.90% for the year ended December 31, 1999 and effectively zero for the years ended December 31, 1998

                               AUTOBYTEL.COM.INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

and 1997, (iii) weighted-average risk-free interest rate of approximately 5.36%, 4.80%, and 6.18% for the year ended December 31, 1999, 1998 and 1997, respectively, and (iv) an expected life of four to seven years.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                     -----------------------------------------------   ----------------------------
                                                 WEIGHTED AVERAGE
             RANGE OF                NUMBER OF    REMAINING LIFE    WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
          EXERCISE PRICE              OPTIONS       (IN YEARS)       EXERCISE PRICE     OPTIONS     EXERCISE PRICE
          --------------             ---------   ----------------   ----------------   ---------   ----------------
$ 0.84 - $ 0.90...................    187,333          6.5               $ 0.85         187,333         $ 0.85
  4.50............................    466,666          6.8                 4.50         386,777           4.50
 11.25 -  11.56...................     25,443          7.0                11.26          24,443          11.25
 13.20 -  13.75...................   2,519,119         8.9                13.24         733,371          13.20
 14.13 -  14.88...................    255,500          9.9                14.43              --             --
 15.50............................    162,500          9.6                15.50              --             --
 16.00 -  16.75...................    157,000          9.3                16.10              --             --
 19.75............................    145,000          9.6                19.75              --             --
                                     ---------         ---               ------        ---------        ------
$ 0.84 - $19.75...................   3,918,561         8.7               $12.12        1,331,924        $ 8.90
                                     =========         ===               ======        =========        ======

  Stock-Based Compensation

     From January to March 1999, Autobytel.com granted stock options to purchase 388,236 shares of common stock under the 1999 Stock Option Plan. These stock options were granted to employees and directors at exercise prices of $13.20 and $16.00 per share which were below the fair market value at the date of grant. In relation to these grants, Autobytel.com will recognize non-cash compensation expense of approximately $2.6 million ratably over the vesting term of one to four years. Compensation expense of approximately $1,063 was recognized as operating expense in 1999.

  Pro Forma Disclosure

     Had compensation cost for Autobytel.com's stock option grants for its stock-based compensation plans been determined consistent with SFAS No. 123, Autobytel.com's net loss and net loss per share for the years ended December 31, 1999, 1998 and 1997 would approximate the pro forma amounts below:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Net loss, as reported..............................  $(23,320)   $(19,398)   $(16,810)
Net loss per share, as reported....................     (1.48)      (2.30)      (2.03)
Net loss, pro forma................................   (27,850)    (21,109)    (17,624)
Net loss per share, pro forma......................     (1.77)      (2.51)      (2.13)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

 8. STOCK PURCHASE PLAN

  1996 Employee Stock Purchase Plan

     Autobytel.com's 1996 Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors in November 1996. The Purchase Plan, which is intended to qualify under Section 423 of the Code, permits eligible employees of Autobytel.com to purchase shares of common stock through payroll deductions of up to ten percent of their compensation, up to a certain maximum amount for all purchase periods ending within any calendar year. Autobytel.com has reserved a total of 444,444 shares of common stock for issuance under the Purchase Plan. The price of common stock purchased under the Purchase Plan will be 85% of the

                               AUTOBYTEL.COM.INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

lower of the fair market value of the common stock on the first or last day of each six month purchase period. Employees may end their participation in the Purchase Plan at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with Autobytel.com.

     During the year ended December 31, 1999, 3,161 shares of common stock were issued under the Purchase Plan.

 9. INCOME TAXES

     No provision for federal income taxes has been recorded as Autobytel.com incurred net operating losses through December 31, 1999. Provision for income taxes primarily consists of franchise taxes paid to the state of Delaware. As of December 31, 1999, Autobytel.com had approximately $55,500 and $27,900 of federal and state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards expire in various years through 2019. Under the Tax Reform Act of 1986, the amounts of and benefits from Autobytel.com's net operating loss carryforwards will be limited under the provisions of Internal Revenue Code Section 382. Based on estimates, management believes the effect of such limitation will not have a material adverse effect on Autobytel.com.

     Autobytel.com accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Net deferred income tax assets, totaling approximately $24,700 as of December 31, 1999 and $15,800 as of December 31, 1998, consist primarily of the tax effect of net operating loss carryforwards, reserves and accrued expenses which are not yet deductible for tax purposes. Autobytel.com has provided a full valuation allowance on these deferred income tax assets because of uncertainty regarding their realization.

10. RELATED PARTY TRANSACTIONS

  Peter R. Ellis

     In March 1998, Autobytel.com extended to co-founding member and stockholder, Peter R. Ellis a $250 loan bearing interest at 8% per annum compounded quarterly with principal and accrued interest due in full in March 2003. The loan was secured by Mr. Ellis's stock in Autobytel.com. Mr. Ellis repaid the loan, including accrued interest, in January 2000.

     In June 1998, Mr. Ellis resigned from Autobytel.com as Chief Executive Officer. In August 1998, Autobytel.com executed a two year agreement with Mr. Ellis to provide advisory services. Under the agreement, Mr. Ellis received $500 in the first year and is entitled to receive $5 per month in the second year of the agreement term. The amounts paid to Mr. Ellis under this agreement are included in operating expenses in the accompanying consolidated statements of operations. In January 2000, Mr. Ellis gave Autobytel.com a 90-day termination notice of the agreement.

11. BUSINESS SEGMENT

     Autobytel.com conducts its business within one business segment, which is defined as providing online vehicle purchasing and other related services.

                               AUTOBYTEL.COM.INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

12. SUBSEQUENT EVENTS (UNAUDITED)

  Acquisition of A.I.N. Corporation

     In February 2000, Autobytel.com acquired all of the outstanding stock of A.I.N. Corporation, which operates CarSmart.com, an online buying site for new and used vehicles, for 1.8 million shares of Autobytel.com common stock and $3,000 in cash. The acquisition will be accounted for as a purchase.

  Formation of Autobytel.Europe LLC

     In January 2000, Autobytel.com and strategic partners funded Autobytel.Europe LLC (Autobytel.Europe) to expand its operations and business in Europe. Autobytel.com licensed its technology, business processes and trade name to Autobytel.Europe on a royalty free perpetual basis and contributed to Autobytel.Europe its existing license agreements for the United Kingdom and Scandinavia and Finland. As of February 29, 2000, total funding for Autobytel.Europe was $36.7 million. As of such date, Autobytel.com owned 78% of Autobytel.Europe.

                                 EXHIBIT INDEX

                                                                      SEQUENTIALLY
                                                                        NUMBERED
NUMBER                          DESCRIPTION                               PAGE
------                          -----------                           ------------
 2.1    Agreement and Plan of Merger dated October 14, 1999, entered into among autobytel.com inc., Autobytel Acquisition I
        Corp., A.I.N. Corporation, and shareholders of A.I.N.
        Corporation is incorporated herein by reference to Exhibit
        2.1 of the Form 8-K filed with the Securities and Exchange
        Commission (the "SEC") on February 15, 2000
 2.2    Amendment to Agreement and Plan of Merger dated January 25,
        2000, entered into among autobytel.com inc., Autobytel
        Acquisition I Corp., A.I.N. Corporation, and shareholders of
        A.I.N. Corporation is incorporated herein by reference to
        Exhibit 2.2 of the Form 8-K filed with the SEC on February
        15, 2000
 2.3    Amendment No. 2 to Agreement and Plan of Merger dated
        February 14, 2000, entered into among autobytel.com inc.,
        Autobytel Acquisition I Corp., A.I.N. Corporation, and
        shareholders of A.I.N. Corporation is incorporated herein by reference to Exhibit 2.3 of the Form 8-K filed with the SEC on February 15, 2000
 3.1    Amended and Restated Certificate of Incorporation of
        autobytel.com inc. certified by the Secretary of State of
        Delaware (filed December 14, 1998 and amended March 1, 1999)
        is incorporated herein by reference to Exhibit 3.1 of
        Amendment No. 2 (filed on March 5, 1999) to autobytel.com
        inc.'s Registration Statement on Form S-1 (File No.
        333-70621) originally filed with the SEC on January 15, 1999 and declared effective (as amended) on March 25, 1999 (the
        "Registration Statement")
 3.2    Second Certificate of Amendment of the Fifth Amended and
        Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of autobytel.com inc.'s Form
        10-Q for the Quarter Ended June 30, 1999 filed with the SEC on August 12, 1999
 3.3    Amended and Restated Bylaws of autobytel.com inc. is
        incorporated herein by reference to Exhibit 3.2 of Amendment
        No. 2 to the Registration Statement filed with the SEC on
        March 5, 1999
 4.1    Form of Stock Certificate is incorporated herein by
        reference to Exhibit 4.1 of Amendment No. 2 to the
        Registration Statement filed with the SEC on March 5, 1999
 4.2    Amended and Restated Investors' Rights Agreement dated
        October 21, 1997 as amended from time to time, between
        autobytel.com inc. and the Investors named in Exhibit A
        thereto is incorporated herein by reference to Exhibit 4.2 of the Registration Statement filed with the SEC on January
        15, 1999
 9.1    Voting Proxy dated January 11, 1999 by Peter R. Ellis is
        incorporated herein by reference to Exhibit 9.1 of the
        Registration Statement filed with the SEC on January 15,
        1999
10.1    Form of Indemnification Agreement between autobytel.com inc.
        and its directors and officers is incorporated herein by
        reference to Exhibit 10.1 of the Registration Statement
        filed with the SEC on January 15, 1999
10.2    Employment Agreement dated July 1, 1998 between
        autobytel.com inc. and Mark W. Lorimer is incorporated
        herein by reference to Exhibit 10.2 of the Registration
        Statement filed with the SEC on January 15, 1999
10.3    Employment Agreement dated December 17, 1998 between
        autobytel.com inc. and Ann Delligatta is incorporated herein by reference to Exhibit 10.3 of Amendment No. 3 to the
        Registration Statement filed with the SEC on March 22, 1999

                                                                      SEQUENTIALLY
                                                                        NUMBERED
NUMBER                          DESCRIPTION                               PAGE
------                          -----------                           ------------
10.4    Letter Agreement dated March 7, 1999 between autobytel.com inc. and Ariel Amir is incorporated herein by reference to
        Exhibit 10.37 of Amendment No. 5 to the Registration
        Statement filed with the SEC on March 25, 1999
10.5    Letter Agreement dated December 18, 1998 between
        autobytel.com inc. and Hoshi Printer is incorporated herein by reference to Exhibit 10.38 of Amendment No. 5 to the
        Registration Statement filed with the SEC on March 25, 1999
10.6    First Amendment dated as of December 31, 1998 to Employment
        Agreement between Autobytel.com and Ann Marie Delligatta is incorporated herein by reference to Exhibit 10.4 of Form
        10-Q for the Quarter Ended September 30, 1999 filed with the
        SEC on November 12, 1999
10.7    First Amendment dated as of July 31, 1998 to Employment
        Agreement between Autobytel.com and Mark W. Lorimer is
        incorporated herein by reference to Exhibit 10.5 of Form
        10-Q for the Quarter Ended September 30, 1999 filed with the
        SEC on November 12, 1999
10.8    Employment Agreement dated as of February 14, 2000 among
        A.I.N. Corporation, autobytel.com inc. and Michael Gorun
10.9    1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to the
        Registration Statement filed with the SEC on February 9,
        1999
10.10   1998 Stock Option Plan is incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to the Registration
        Statement filed with the SEC on February 9, 1999
10.11   1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Registration
        Statement filed with the SEC on February 9, 1999
10.12   1999 Employee and Acquisition Related Stock Option Plan is
        incorporated herein by reference to Exhibit 10.1 of the
        Registration Statement filed on Form S-8 (file no.
        333-90045) with the SEC on November 1, 1999
10.13   Amendment No. 1 to the autobytel.com inc. 1998 Stock Option
        Plan dated September 22, 1999 is incorporated herein by
        reference to Exhibit 10.2 of Form 10-Q for the Quarter Ended
        September 30, 1999 filed with the SEC on November 12, 1999
10.14   Amendment No. 1 to the autobytel.com inc. 1999 Stock Option
        Plan, dated September 22, 1999 is incorporated herein by
        reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended
        September 30, 1999 filed with the SEC on November 12, 1999
10.15+  Amendment to Marketing Agreement of February 8, 1996, dated
        June 6, 1997 between Edmund Publications Corp. and
        autobytel.com inc. is incorporated herein by reference to
        Exhibit 10.11 of Amendment No. 1 to the Registration
        Statement filed with the SEC on February 9, 1999
10.16   Form of Dealership Agreements are incorporated herein by
        reference to Exhibit 10.12 of the Registration Statement
        filed with the SEC on January 15, 1999
10.17   Marketing and Application Processing Agreement dated
        February 1, 1997 between General Electric Capital Auto
        Financial Services, Inc., ABTAC and Auto-By-Tel, Inc., as
        guarantor is incorporated herein by reference to Exhibit
        10.14 of the Registration Statement filed with the SEC on
        January 15, 1999

                                                                      SEQUENTIALLY
                                                                        NUMBERED
NUMBER                          DESCRIPTION                               PAGE
------                          -----------                           ------------
10.18+  Content License and Channel Sponsorship Term Sheet dated
        September 12, 1997 between Excite, Inc. and Auto-By-Tel
10.19+  Data License and Web Site Agreement dated April 1, 1997 between IntelliChoice, Inc. and Auto-By-Tel Marketing
        Corporation and the autobytel.com inc. is incorporated
        herein by reference to Exhibit 10.16 of the Registration
        Statement filed with the SEC on January 15, 1999
10.20+  Kelley Blue Book/Auto-By-Tel Agreement dated November 19,
        1997, as amended July 1, 1998, between Kelley Blue Book and
        Auto-By-Tel Corp. is incorporated herein by reference to
        Exhibit 10.17 of the Registration Statement filed with the
        SEC on January 15, 1999
10.21+  Listings Distribution, Sponsorship, Display Advertising and
        Network Affiliation Agreement dated May 29, 1997 between
        Classifieds2000, Inc. and Auto-By-Tel Corp. is incorporated herein by reference to Exhibit 10.18 of the Registration
        Statement filed with the SEC on January 15, 1999
10.22+  Site Page Sponsorship and Commission Agreement dated June
        25, 1997, between Auto-By-Tel Marketing Corporation and AT&T
        Corp. is incorporated herein by reference to Exhibit 10.20 of the Registration Statement filed with the SEC on January
        15, 1999
10.23+  Sponsorship Agreement, dated as of June 24, 1998, between
        Excite, Inc. and Auto-By-Tel Corp. is incorporated herein by reference to Exhibit 10.22 of Amendment No. 2 to the
        Registration Statement filed with the SEC on March 5, 1999
10.24+  License and Services Agreement dated November 23, 1998 between autobytel.com inc. and Auto-by-Tel UK Limited is
        incorporated herein by reference to Exhibit 10.24 of the
        Registration Statement filed with the SEC on January 15,
        1999
10.25+  Share Purchase Agreement dated November 23, 1998 between
        autobytel.com inc. and Inchcape Automotive Limited is
        incorporated herein by reference to Exhibit 10.25 of the
        Registration Statement filed with the SEC on January 15,
        1999
10.26+  Procurement and Trafficking Agreement dated September 24,
        1998 between DoubleClick Inc. and autobytel.com inc. is
        incorporated herein by reference to Exhibit 10.27 of the
        Registration Statement filed with the SEC on January 15,
        1999
10.27   Advisory Agreement dated August 20, 1998 between
        autobytel.com inc. and Peter R. Ellis is incorporated herein by reference to Exhibit 10.29 of the Registration Statement filed with the SEC on January 15, 1999
10.28   Form of Gold Term Subscription Agreement is incorporated
        herein by reference to Exhibit 10.31 of Amendment No. 1 to the Registration Statement filed with the SEC on February 9,
        1999
10.29   Form of Platinum Term Continuation Rider is incorporated
        herein by reference to Exhibit 10.32 of Amendment No. 1 to the Registration Statement filed with the SEC on February 9,
        1999
10.30+  Marketing Agreement dated February 18, 1999 between
        autobytel.com inc. and Lycos, Inc. is incorporated herein by reference to Exhibit 10.33 of Amendment No. 2 to the
        Registration Statement filed with the SEC on March 5, 1999
10.31   Amended and Restated Operating Agreement dated as of January
        6, 2000 among Autobytel.Europe LLC, autobytel.com inc., GE
        Capital Equity Holdings, Inc., Inchcape Overseas Investments
        B.V., and Pon Holdings B.V.

                                                                      SEQUENTIALLY
                                                                        NUMBERED
NUMBER                          DESCRIPTION                               PAGE
------                          -----------                           ------------
10.32   1996 Stock Option Plan and related agreements are
        incorporated herein by reference to Exhibit 10.5 of
        Amendment No. 1 to the Registration Statement filed with the
        SEC on February 9, 1999
10.33   1996 Stock Incentive Plan and related agreements are
        incorporated herein by reference to Exhibit 10.6 of
        Amendment No. 1 to the Registration Statement filed with the
        SEC on February 9, 1999
10.34+  Intercompany Software License Agreement dated as of January
        6, 2000 between autobytel.com inc. and Autobytel.Europe LLC
10.35   Form of autobytel.com Gold Term Services Agreement
10.36   Form of CarSmart.com Internet Marketing Agreement
10.37   autobytel.com inc. Retirement Savings Plan is incorporated herein by reference to the Registration Statement filed on
        Form S-8 (file no. 333-33038) with the SEC on March 22, 2000
21.1    Subsidiaries of autobytel.com inc.
23.1    Consent of Arthur Andersen LLP, Independent Public
        Accountants
23.2    Consent of ADT Automotive Inc.
24.1    Power of Attorney (reference is made to the signature page)
27.1    Financial Data Schedule


---------------
+ Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.