Form 10-Q
period 2000-03-31
AUTOBYTEL COM INC
filed 2000-05-15
CIK 1023364

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

            [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NUMBER 22239

                                ----------------

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

    As of April 30, 2000, there were 20,210,738 shares of the Registrant's Common Stock outstanding.

================================================================================

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
                          PART I. FINANCIAL INFORMATION

  ITEM 1.        Consolidated Financial Statements:

                 Consolidated Balance Sheets as of March 31, 2000
                 (unaudited) and December 31, 1999.............................................................   3

                 Consolidated Statements of Operations for the three months
                 ended March 31, 2000 and 1999 (unaudited).....................................................   4

                 Consolidated Statements of Cash Flows for the three months
                 ended March 31, 2000 and 1999 (unaudited).....................................................   5
                 Notes to Consolidated Financial Statements....................................................   6
  ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.........   7

                           PART II. OTHER INFORMATION

  ITEM 1.        Legal Proceedings.............................................................................  22
  ITEM 2.        Changes in Securities and Use of Proceeds.....................................................  22
  ITEM 6.        Exhibits and Reports on Form 8-K..............................................................  22
  Signatures...................................................................................................  23

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               autobytel.com inc.

                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                             March 31,           December 31,
                                                                                                2000                 1999
                                                                                         -------------------  -------------------
                                                                                             (Unaudited)
         Current assets:
             Cash and cash equivalents, includes restricted amounts of
                 $29 and $206, respectively...........................................         $    106,569         $     85,457
             Accounts receivable, net of allowance for doubtful accounts
                 of $390 and $439, respectively.......................................                6,297                4,593
             Prepaid expenses and other current assets................................                2,556                2,819
                                                                                         -------------------  -------------------
                     Total current assets ............................................              115,422               92,869
         Property and equipment, net..................................................                1,884                1,630
         Goodwill, net................................................................               24,910                   10
         Other assets ................................................................                  123                  363
                                                                                         -------------------  -------------------
                     Total assets ....................................................         $    142,339         $     94,872
                                                                                         ===================  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
             Accounts payable.........................................................          $     8,668          $     4,277
             Accrued expenses.........................................................                5,114                6,772
             Deferred revenues........................................................                7,555                6,147
             Customer deposits........................................................                  382                  716
             Other current liabilities................................................                  299                  201
                                                                                         -------------------  -------------------
                     Total current liabilities........................................               22,018               18,113
             Minority interest........................................................                8,208                    -
             Other liabilities........................................................                   99                   53
                                                                                         -------------------  -------------------
                     Total liabilities................................................               30,325               18,166
                                                                                         -------------------  -------------------
         Commitments and Contingencies
         Stockholders' equity:
             Common stock, $0.001 par value; 200,000,000 shares authorized;
                 20,210,738 and 18,234,613 shares issued and outstanding, respectively                   20                   18
             Warrants.................................................................                1,332                1,332
             Additional paid-in capital...............................................              185,337              141,957
             Cumulative translation adjustment........................................                  (4)                  (8)
             Accumulated deficit......................................................             (74,671)             (66,593)
                                                                                         -------------------  -------------------
                     Total stockholders' equity.......................................              112,014               76,706
                                                                                         -------------------  -------------------
                     Total liabilities and stockholders' equity.......................         $    142,339         $     94,872
                                                                                         ===================  ===================

                 The accompanying notes are an integral part of
                         these consolidated statements.

                               autobytel.com inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                          ---------------------------------------
                                                                                2000                 1999
                                                                          ------------------  -------------------
                   Revenues............................................        $     15,100          $     8,032
                                                                          ------------------  -------------------
                   Operating expenses:
                       Sales and marketing.............................              16,874                9,957
                       Product and technology
                           development.................................               5,033                2,366
                       General and administrative......................               2,766                1,817
                                                                          ------------------  -------------------
                           Total operating expenses....................              24,673               14,140
                                                                          ------------------  -------------------
                       Loss from operations............................             (9,573)              (6,108)
                   Other income, net...................................               1,515                    8
                                                                          ------------------  -------------------
                       Loss before provision for income taxes..........             (8,058)              (6,100)
                   Provision for income taxes                                            20                   41
                                                                          ------------------  -------------------
                       Net loss........................................        $    (8,078)         $    (6,141)
                                                                          ==================  ===================
                   Basic and diluted net loss per share................        $     (0.42)         $     (0.68)
                                                                          ==================  ===================
                   Shares used in computing basic and diluted
                       net loss per share..............................          19,263,638            9,029,203
                                                                          ==================  ===================

                 The accompanying notes are an integral part of
                         these consolidated statements.

                               autobytel.com inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                  Three Months Ended March 31,
                                                                                               -----------------------------------
                                                                                                     2000              1999
                                                                                               -----------------  ----------------
        Cash flows from operating activities:
            Net loss........................................................................        $   (8,078)       $   (6,141)
            Adjustments to reconcile net loss to net cash used in
                operating activities:
                    Depreciation and amortization...........................................                520               360
                    Provision for bad debt..................................................                  3                47
                    Loss on disposal of property and equipment..............................                  -                51
                    Compensation expense recorded for fair market value
                        of stock options in excess of exercise price........................                141               225
                    Changes in assets and liabilities:
                        Accounts receivable.................................................            (1,390)             (426)
                        Prepaid expenses and other current assets...........................                333             (134)
                        Other assets........................................................            (1,200)                 2
                        Accounts payable....................................................              3,358             4,649
                        Accrued expenses....................................................            (1,829)               864
                        Deferred revenues...................................................              1,408               231
                        Customer deposits...................................................              (334)               194
                        Other current liabilities...........................................              (553)                57
                        Other liabilities...................................................               (17)               (1)
                                                                                               -----------------  ----------------
                            Net cash used in operating activities...........................            (7,638)              (22)
                                                                                               -----------------  ----------------
        Cash flows from investing activities:
            Acquisition of business, net of cash acquired...................................            (2,813)                 -
            Purchases of property and equipment.............................................              (198)             (222)
                                                                                               -----------------  ----------------
                            Net cash used in investing activities...........................            (3,011)             (222)
                                                                                               -----------------  ----------------
        Cash flows from financing activities:
            Net proceeds from sale of common stock to minority stockholders.................                218            72,074
            Net proceeds from sale of subsidiary company stock..............................             31,539                 -
                                                                                               -----------------  ----------------
                            Net cash provided by financing activities.......................             31,757            72,074
                                                                                               -----------------  ----------------
        Effect of exchange rates on cash....................................................                  4                 4
                                                                                               -----------------  ----------------
        Net increase in cash and cash equivalents...........................................             21,112            71,834
        Cash and cash equivalents, at beginning of period...................................             85,457            27,984
                                                                                               -----------------  ----------------
        Cash and cash equivalents, at end of period.........................................        $   106,569        $   99,818
                                                                                               =================  ================
        Supplemental disclosure of cash flow information:
            Cash paid during the period for income taxes....................................          $      21         $      41
                                                                                               =================  ================
            Cash paid during the period for interest........................................          $       1         $       -
                                                                                               =================  ================

Supplemental disclosure of non-cash investing and financing activities (See
Note 3):

* In February 2000, in conjunction with the acquisition of a business, assets of $950 were acquired, liabilities of $1,966 were assumed and 1,800,000 shares of common stock were issued.

                 The accompanying notes are an integral part of
                         these consolidated statements.

                               autobytel.com inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1.   ORGANIZATION AND OPERATIONS OF Autobytel.com

    autobytel.com inc. (Autobytel.com) is an internationally branded online automotive commerce company that connects buyers and sellers together in an information-rich environment throughout the vehicle ownership lifecycle. Through its Web sites (www.autobytel.com and www.carsmart.com), consumers can research pricing, specifications and other information related to new and pre-owned vehicles and can purchase, finance, lease, insure, sell and maintain their vehicles. When consumers are ready to purchase a vehicle, they can be connected to Autobytel.com's or CarSmart.com's network of participating dealers in North America, other sellers through classified ads and Autobytel.com's auction services.

    Autobytel.com has also established international joint ventures and/or licensing agreements to market new and used vehicles in the United Kingdom, Scandinavia, Japan and Australia.

    Since its inception in January 1995, Autobytel.com has invested the majority of its efforts in marketing its brand name and developing infrastructure to support anticipated future operating growth. As a result, Autobytel.com has experienced operating losses and had an accumulated deficit of $74,671 as of March 31, 2000. Management believes cash and cash equivalents of $106,569 as of March 31, 2000 are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

    The accompanying interim consolidated financial statements as of March 31, 2000, and for the three months ended March 31, 2000 and 1999, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of Autobytel.com's management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Autobytel.com's financial position as of March 31, 2000, and results of operations and cash flows for the three months ended March 31, 2000 and 1999. Autobytel.com's results for an interim period are not necessarily indicative of the results that may be expected for the year.

    Although Autobytel.com believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in Autobytel.com's Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 23, 2000 and the separate audited financial statements and notes thereto of A.I.N. Corporation for the year ended December 31, 1999, included in Autobytel.com's Current Report on Form 8-K/A, filed with the SEC on May 1, 2000.

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

Computation of Basic and Diluted Net Loss Per Share

    Net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months ended March 31, 2000 and 1999, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. Autobytel.com evaluated the requirements of the SEC Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

3.   ACQUISITION OF A.I.N. CORPORATION

     On February 15, 2000, Autobytel.com acquired all of the outstanding stock of A.I.N. Corporation, the owner of CarSmart.com, an online buying site for new and used vehicles, for $3,000 in cash and 1.8 million shares of its common stock. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

     The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the amount of $25,117 and will be amortized over a 15 year period. Goodwill amortization expense from the date of acquisition through March 31, 2000 was $209.

     A.I.N. Corporation's results of operations from the date of acquisition through March 31, 2000 have been included in the accompanying consolidated statements of operations.

4.   FORMATION OF AUTOBYTEL.EUROPE LLC

    In January 2000, Autobytel.com and strategic partners funded
Autobytel.Europe LLC (Autobytel.Europe) to expand its operations and business in Europe. Autobytel.com licensed its technology, business processes and trade name to Autobytel.Europe on a royalty free perpetual basis and assigned to Autobytel.Europe its existing license agreements for the United Kingdom and Scandinavia. As of March 31, 2000, total funding for Autobytel.Europe was $36,700, less approximately $200 in financing costs. As of such date, Autobytel.com owned 78% of Autobytel.Europe.

5.   SUBSEQUENT EVENT

     2000 Stock Option Plan

     Autobytel.com's 2000 Stock Option Plan (the "Plan") was approved by the Board of Directors (the "Board") in April 2000. The Board directed that the Plan be submitted to the stockholders for approval at the Annual Meeting to be held on June 15, 2000. The Plan provides for the granting of stock options to eligible employees, consultants and outside directors of Autobytel.com. The exercise of options granted under the Plan is subject to stockholder approval of the Plan. If the Plan is approved by the stockholders, Autobytel.com will reserve 3 million shares under the Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors" below.

OVERVIEW

    We are an internationally branded online automotive commerce company that connects buyers and sellers together in an information-rich environment throughout the vehicle ownership lifecycle, capturing revenue at multiple stages. Through our Web sites, www.autobytel.com, and the recently acquired www.carsmart.com, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles and can purchase, finance, lease, insure, sell and maintain their vehicles. We believe that our services provide benefit for consumers by supplying them with information to make informed and intelligent vehicle decisions throughout the lifecycle of vehicle ownership. Consumers can purchase new vehicles through our dealer referral networks, our AutobytelDIRECT service and our auction services. In addition, consumers can purchase pre-owned vehicles through our Certified Pre-Owned CyberStore, our classified ads and our auction services.

    In January 2000, we launched AutobytelDIRECT, a direct-to consumer, new vehicle buying service offering a real-time, online inventory of thousands of vehicles, instant up-front pricing, multiple trade-in options, competitive financing and insurance, and at-home or office delivery. Additionally, we expanded our international offerings with the formation of Autobytel.Europe, with initial investment from Inchcape plc, Pon Holdings B.V., GE Capital and e-LaSer. The Netherlands-based Autobytel.Europe plans to license, invest in and offer joint services to national operating companies throughout Europe to localize the Autobytel.com offerings.

    In February 2000, we partnered with St.George Bank Limited, Trading Post, Astre Automotive, RACV (Royal Automobile Club of Victoria), Fortis Insurance and Strathfield E-Ventures in the formation of the online venture Autobytel Australia.

    In February 2000, we acquired A.I.N. Corporation, the owner of CarSmart.com, a leading online buying site for new and pre-owned vehicles, for 1.8 million shares of Autobytel.com common stock and $3 million in cash. A.I.N. Corporation is sometimes referred to herein as CarSmart.com. CarSmart.com has over 1,500 dealers, established relationships with more than 200 credit unions and strategic marketing agreements with 11 of the top 25 Internet portals, including AOL.com, Alta Vista, Snap.com, G02Net and the Go Network. For the years ended December 31, 1999 and 1998, CarSmart.com's revenues were $6.4 million and $3.1 million, respectively. For the years ended December 31, 1999 and 1998, CarSmart.com's operating expenses were $7.7 million and $4.2 million, respectively. CarSmart.com's net loss for the years ended December 31, 1999 and 1998 was $1.4 million and $1.2 million, respectively.

    We derive the majority of our revenues from program fees paid by subscribing dealers, and we expect to be primarily dependent on our dealer networks for revenues in the foreseeable future. Dealers using our services pay initial subscription fees, as well as ongoing monthly fees based, among other things, on the size of territory, demographics and the transmittal of purchase requests to them. In addition, in most states, dealers who participate in AutobytelDIRECT pay a fee of between $100 and $300 per vehicle sold through AutobytelDIRECT. The fee is based on the gross selling price of the vehicle. We also derive a portion of our revenues from related products and services on a per transaction basis and from international licensing agreements. For the three months ended March 31, 2000 and 1999, revenues from related products and services, including international licensing agreements, were 20% and 5% of total revenues, respectively.

    Since mid January 1999 and on a going forward basis, we are converting our dealers primarily to new contracts with one year terms. The initial subscription fee from the dealer is recognized ratably over the term of the dealer's contract. Amortized revenues from initial subscription fees were $0.8 million and $0.7 million for the three months ended March 31, 2000 and 1999, respectively. We anticipate that amortized revenues from our initial subscription fees will decline as a percentage of total revenues over time as monthly fee revenues continue to grow. Therefore, initial subscription fee revenues are declining as a percentage of total revenues while monthly fee revenues are growing. Monthly fees are recognized in the period the service is provided. Monthly fee revenues were $11.2 million and $6.6 million for the three months ended March 31, 2000 and 1999, respectively. There were no amortized revenues from annual fees for the three months ended March 31, 2000 because we began to eliminate the charging of annual fees in early 1998. For the three months ended March 31, 1999, amortized revenues from annual fees were $0.3 million.

    We believe our ability to increase the number of subscribing dealers and the amount of fees paid by dealers is indirectly related to the volume of purchase requests routed through our Web sites. Vehicle purchase requests routed through Autobytel.com's online system increased from approximately 489,000 in the first quarter of 1999 to approximately 530,000 in the first quarter of 2000, an increase of 8%. Since inception we have directed approximately 5.0 million purchase requests to dealers.

    Our revenue growth has been primarily dependent on our ability to:

-        deliver quality purchase requests to our dealer network,

-        increase the number of dealers,

-        improve the sales conversion rate of dealer leads and

-        increase the average monthly fees paid by each dealer.

    We believe our revenue growth in the foreseeable future will be dependent on the above factors as well as our ability to generate revenues from AutobytelDIRECT and related products and services, including international licensing agreements.

    Since inception, our dealer network has expanded in each quarter and as of March 31, 2000 there were 5,131 dealers. Of these dealers, 5,088 dealers, or 99%, pay for our service. Our non-paying dealers are generally associated with lower volume vehicle manufacturers such as Jaguar or Suzuki or are located in remote, low volume territories and receive purchase request referrals without paying fees to us. We enter into agreements with non-paying dealers to ensure the broadest geographic coverage for every make of vehicle and to increase consumer satisfaction by offering a complete selection of vehicles.

    In the first quarter of 2000, 556 dealers were added to our Autobytel.com North American dealer network and 219 dealers either terminated their affiliation with us or were terminated by us. As of March 31, 2000, the net number of Autobytel.com dealers increased by 38% over the same quarter in 1999. With the acquisition of CarSmart.com, we have added an additional dealer network of over 1,500 dealers. As of March 31, 2000, approximately 400 dealers subscribed to both the Autobytel.com and CarSmart.com services. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition. Because our primary revenue source is from program fees, our business model is significantly different from many other Internet automotive commerce sites. The automobiles requested through our site are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle (other than through the recently introduced AutobytelDIRECT service) and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

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

- advertising and marketing affiliations with online automotive information providers.

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

    Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $4.0 million and $3.6 million in the first quarter of 2000 and 1999, respectively. There were no set-up or initial fees incurred in the first quarter of 2000. Also included in sales and marketing expenses are the costs associated with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of revenues:

                                  THREE MONTHS ENDED
                                      MARCH 31,
                                  ------------------
                                  2000          1999
                                  ----          ----
STATEMENT OF OPERATIONS DATA:
Revenues
    Program fees                    80%           95%
    Related products and services   20             5
                                  ----          ----
        Total revenues             100           100
Operating expenses:
    Sales and marketing            112           124
    Product and technology
        development                 33            29
    General and administrative      18            23
                                  ----          ----
        Total operating expenses   163           176
                                  ----          ----
    Loss from operations           (63)          (76)
Other income, net                   10            --
                                  ----          ----
    Loss before provision for
        income taxes               (53)          (76)
Provision for income taxes          --            --
                                  ----          ----
    Net loss                       (53)%         (76)%
                                  ====          ====

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Revenues. Our revenues increased $7.1 million, or 88%, to $15.1 million in the first quarter of 2000, compared to $8.0 million in the same period in 1999. The growth in revenues was primarily attributable to an increase in the net number of paying dealers and a $4.5 million, or 59%, increase in program fees from paying dealers, including program fees of $0.4 million from CarSmart.com dealers. Autobytel.com's number of paying dealers increased by 967, or 38%, to 3,527 as of March 31, 2000, compared to 2,560 as of March 31, 1999. With the acquisition of CarSmart.com we have a total of 5,088 paying dealers. Our revenues from related products and services accounted for approximately 20% of revenues in 2000 and 5% of revenues in 1999. The increase was primarily due to additional fees from our insurance and finance products and international license agreements in the first quarter of 2000.

    Sales and Marketing. Sales and marketing expenses primarily include advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with sales, training and support. Sales and marketing expense increased by $6.9 million, or 69%, to $16.9 million in the first quarter of 2000 compared to $10.0 million in the first quarter of 1999. The increase was primarily due to a $3.3 million, or 89%, increase in print, television and radio advertising, $2.3 million for print and online advertising to promote our AutobytelDIRECT model that was launched early in the first quarter of 2000, and a $0.4 million, or 135%, increase in other advertising and marketing expenses to build brand awareness. The increase in sales and marketing was further attributable to a $1.0 million, or 44%, increase in sales, dealer, and call center personnel to support the growth of our traditional and AutobytelDIRECT business. We expect to continue to increase our sales, advertising and marketing expenses in the foreseeable future.

    Product and Technology Development. Product and technology development expense primarily includes personnel costs relating to enhancing the features, content and functionality of our Web sites and Dealer Real Time system, as well as expenses associated with telecommunications and computer infrastructure. Product and technology development expense increased by $2.6 million, or 113%, to $5.0 million in the first quarter of 2000, compared to $2.4 million in the same period in 1999. The increase was primarily due to $1.6 million for international software development costs, a $0.7 million, or 55%, increase for additional personnel, recruiting and retention costs, both domestic and international, and a $0.3 million, or 26%, increase related to the development of new products and services.

    General and Administrative. General and administrative expense was $2.8 million and $1.8 million in the first quarter of 2000 and 1999, respectively. General and administrative expense increased by $1.0 million, or 52%. The increase was primarily due to a $0.5 million, or 54%, increase in financial consulting, accounting and other public company infrastructure costs, a $0.3 million, or 27%, increase in recruiting and personnel costs, and $0.2 million for goodwill amortization related to our acquisition of CarSmart.com.

    Other Income, Net. Other income consists primarily of interest income earned on our cash and cash equivalent balances. Interest income in the first quarter of 2000 increased by $1.2 million, or 356%, as compared to the first quarter of 1999. Interest income increased due to higher cash balances resulting from the initial public offering late in the first quarter of 1999 and the funding of Autobytel.Europe early in the first quarter of 2000.

STOCK-OPTIONS GRANTED IN 2000

    In the first quarter of 2000, we granted stock options to purchase 972,024 shares of common stock under the 1999 Employee and Acquisition Related Stock Option Plan. The stock options were granted at the fair market value on the date of grant.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $7.6 million in the first quarter of 2000 and $22,000 in the first quarter of 1999. Net cash used in operating activities in the first quarter of 2000 resulted primarily from the net loss for the year, increased accounts receivable and acquisition costs for A.I.N. Corporation, partially offset by increased deferred revenues related to growth in the number of our paying dealers, accounts payable and accrued expenses for sales and marketing, product and technology development and general and administrative expenditures.

    Net cash used in operating activities in the first quarter of 1999 resulted primarily from the net loss for the year and increased accounts payable and accrued expenses related to our initial public offering, and Internet and television advertising.

    Net cash used in investing activities was $3.0 million and $0.2 million in the first quarter of 2000 and 1999, respectively. Cash used for investing activities in 2000 was primarily related to the acquisition of A.I.N. Corporation, the owner of CarSmart.com, an online automotive purchasing and related services Web site, for 1.8 million shares of common stock and $3.0 million in cash. Cash used for investing activities in 1999 was used for the purchase of property and equipment, including computer hardware, telecommunications equipment and furniture.

    Net cash provided by financing activities was $31.8 million in the first quarter of 2000 and $72.1 million in the first quarter of 1999. Cash provided by financing activities in 2000 was primarily due to funding received from strategic partners for investment in Autobytel.Europe. In January 2000, we also invested $5 million in Autobytel.Europe which has been eliminated in consolidation. Cash provided by financing activities in 1999 was primarily due to the consummation of our initial public offering in March 1999. We intend to continue to use the net proceeds of approximately $72.1 million from our initial public offering for potential acquisitions, investments in businesses and for general operating expenses.

    As of April 30, 2000, we had approximately $106.0 million in cash and cash equivalents, of which $36.7 million, less $0.2 million for financing costs, represents the funding of Autobytel.Europe and is reserved for the operations of Autobytel.Europe. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including those of CarSmart.com.

    With respect to periods beyond March 31, 2001, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have grown consistently since inception, our expenses have continued to exceed our revenues. We do not expect to be able to fund our operations from internally generated funds until the second half of 2001, when we expect our revenues to exceed our expenses. However, we can not assure that our revenues will exceed our expenses during such period or thereafter.

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

YEAR 2000 ISSUE

    As of the date of this Quarterly Report on Form 10-Q, we are not aware of any material problems resulting from Year 2000 issues, either with our Web sites, the Dealer Real Time system or with our vendors, consumers or dealers. We will continue to monitor our computer applications and those of our vendors, consumers and dealers throughout the year 2000.

RISK FACTORS

    In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

WE HAVE A HISTORY OF NET LOSSES AND CAN NOT ASSURE THAT WE WILL BE PROFITABLE. IF WE CONTINUE TO LOSE MONEY, OUR OPERATIONS WILL NOT BE FINANCIALLY VIABLE.

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

    We have incurred losses every quarter since inception and expect to continue to incur losses until the second half of 2001. However, we can not assure that we will be profitable during such period or thereafter. Autobytel.com, including CarSmart.com from the date of acquisition, had an accumulated deficit of $74.7 million and $66.6 million as of March 31, 2000 and December 31, 1999, respectively. CarSmart.com had an accumulated deficit of $3.2 million as of December 31, 1999.

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

IF OUR DEALER TURNOVER INCREASES, OUR DEALER NETWORKS AND REVENUES DERIVED FROM THESE NETWORKS MAY DECREASE.

    The majority of our revenues are derived from fees paid by our networks of subscribing dealers. If dealer turnover increases and we are unable to add new dealers to mitigate any turnover, our revenues will decrease as our networks of dealers decreases. If the number of dealers in our networks declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. All of our subscribing dealers have entered into written marketing agreements with us having a stated term of one year, three years or five years, but the Autobytel.com dealer agreements are cancelable by the dealer upon 30 days notice. A significant number of the agreements are for a one year term. We cannot assure that dealers will not terminate their agreements with us. Subscribing dealers may terminate their relationship with Autobytel.com for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and pre-owned vehicle dealers. In the first quarter of 2000, we added 901 subscribing dealers to our North American dealer network and 313 subscribing dealers terminated their affiliation with us or were terminated by us. In order for us to grow or maintain our dealer networks, we may need to reduce dealer turnover.

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

    We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume to decline. Since our dealers would be receiving fewer purchase requests, they may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationship with us or force us to decrease the fees we charge for our services, our revenues will decline which will have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, such as Excite, and online automotive information providers, such as Edmund's and Kelley Blue Book. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. During the three months ended March 31, 2000 and the year ended December 31, 1999, approximately 33% and 23%, respectively, of Autobytel.com's purchase requests came through Edmund's. Our exclusive relationship with Edmund's ends on July 31, 2000. We may not be able to maintain our relationship with Edmund's or other online service providers or find alternative, comparable marketing partners capable of originating significant numbers of purchase requests on terms satisfactory to us. A number of our agreements with online service providers may be terminated without cause.

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

    We are constantly expanding our operations and introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for Internet-based vehicle purchasing and related services. We also intend to enter into new markets overseas. The growth of our operations requires us to increase expenditures before we generate revenues. For example, we need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations. As of April 30, 2000, we had 262 employees.

    We believe establishing industry leadership also requires us to:

    - test, introduce and develop new services and products, including enhancing our Web sites,

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

    We provide a link on the Autobytel.com Web site so consumers can receive real time quotes for insurance coverage from InsurQuote Systems Incorporated and submit quote applications online. Participants in the program include MetLife(R) Auto & Home Insurance, The Hartford (Hartford Financial Services Group, Inc.), The GE Auto Insurance Program, eCoverage, Esurance and Avonmark Insurance Company. We receive fees from such participants in connection with this advertising activity.

    We do not believe that the above activities require us to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to ours. Given these uncertainties, we currently hold, through a wholly-owned subsidiary, insurance agent licenses or are otherwise authorized to transact insurance in 48 states and the District of Columbia.

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

    We host all of Autobytel.com production Web sites including Autobytel.com and Dealer Real Time systems at our corporate headquarters in Irvine, California. Although offsite backup servers are available from outside sources, all of Autobytel.com's primary servers are located at our corporate headquarters and are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future. We maintain business interruption insurance which pays up to $6 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses. The CarSmart.com Web site is hosted by a leading collocation service provider.

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

    - adoption of new accounting standards affecting the technology or automotive industry, and

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

OUR FOUNDERS, OFFICERS AND DIRECTORS AND THEIR AFFILIATES HAVE SUBSTANTIAL CONTROL OF OUR VOTING STOCK AND HAVE THE ABILITY TO SIGNIFICANTLY INFLUENCE AND IN ALL LIKELIHOOD MAKE DECISIONS THAT COULD ADVERSELY AFFECT STOCKHOLDERS. SUCH DECISIONS COULD ADVERSELY AFFECT OUR STOCK PRICE.

    The control of a large amount of our stock by insiders could have an adverse effect on the market price of our common stock. As of April 30, 2000, our executive officers and directors beneficially own or control approximately 5.5 million shares or 25.1 % of the outstanding shares of our common stock. In addition, as of such date, based on information available to us, our founders, Peter Ellis and John Bedrosian beneficially own or control approximately 9.4% and 12.4%, respectively, of the outstanding shares of our common stock. Our officers, directors, founders and their affiliates, assuming they vote together, have the ability to significantly influence and substantially control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions and other extraordinary transactions.

SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR INTERNET-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES.

    Sale of substantial numbers of shares of common stock in the public market could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times. Of the 20,210,738 shares that were outstanding as of April 30, 2000, approximately 14.1 million shares are eligible for sale in the public market without restriction and approximately
6.1 million shares are subject to restrictions on sale in the public market in accordance with the provisions of Rule 144 under the Securities Act of 1933, of which approximately 1.6 million shares are subject to the volume limitations of Rule 144 by virtue of Rule 145. In addition, holders of approximately 11.6 million shares of common stock are entitled to certain registration rights with respect to such shares until such time as the holders of such common stock may sell such shares under Rule 144 of the Securities Act.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks damages and equitable relief. The plaintiff contends he is entitled to a 49.9% ownership interest in A.I.N. Corporation's CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. Corporation filed a complaint for declaratory relief on the subject of Mr. Martins' lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases will be consolidated. The lawsuit is and will be vigorously contested on behalf of A.I.N. Corporation and individual co-defendant Michael Gorun, President of A.I.N. Corporation.

    The selling shareholders of A.I.N. Corporation are obligated to fully indemnify Autobytel.com for all losses, including attorney's fees, expenses, settlements and judgements, arising out of the lawsuit. The indemnification obligation is secured by 450,000 shares of Autobytel.com common stock transferred to the selling shareholders as part of the acquisition of A.I.N. Corporation, as well as $250,000 in cash.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In February 2000, we acquired A.I.N. Corporation, the owner of CarSmart.com, an online automotive purchasing and related services Web site, for 1.8 million shares of common stock and $3.0 million in cash.

    We have no specific plans at this time for the use of the balance of the proceeds received from the initial public offering and expect to use such proceeds for working capital and general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         10.1 First Amendment to Amended and Restated Operating Agreement, dated as of January 27, 2000 among autobytel.com inc., GE Capital Holdings, Inc., Inchcape Overseas Investments B.V. and Pon Holdings B.V.

         27.1     Financial Data Schedule

    (b) Reports on Form 8-K

         1. On January 28, 2000, we filed a Report on Form 8-K, dated January 27, 2000, announcing our financial results for the fourth quarter of 1999 and year ended December 31, 1999.

         2. On February 25, 2000, we filed a Report on Form 8-K, dated February 15, 2000, announcing the acquisition of A.I.N. Corporation, the owner of CarSmart.com.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        autobytel.com inc.


Date: May 12, 2000                      By: /s/ Hoshi Printer
      ------------                          ------------------------------------
                                        Hoshi Printer
                                        Senior Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer and Duly
                                        Authorized Officer)


                                        By: /s/ Amit Kothari
                                            ------------------------------------
                                        Amit Kothari
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

                                                                                                                      SEQUENTIALLY
                                                                                                                        NUMBERED
      NUMBER                                                  DESCRIPTION                                                 PAGE
      ------                                                  -----------                                                 ----
      10.1          First Amendment to Amended and Restated Operating Agreement, dated as of January 27, 2000 among autobytel.com inc., GE Capital Holdings, Inc., Inchcape Overseas Investments B.V. and
                    Pon Holdings B.V.

      27.1          Financial Data Schedule (EDGAR version only)