Form 10-Q
period 2000-06-30
AUTOBYTEL COM INC
filed 2000-08-14
CIK 1023364

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            ------------------------

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2000, there were 20,322,349 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                         ----
                        PART I. FINANCIAL INFORMATION
ITEM 1.    Consolidated Financial Statements:
           Consolidated Balance Sheets as of June 30, 2000 (unaudited)     1
           and December 31, 1999.......................................
           Consolidated Statements of Operations for the three months      2
           and six months ended June 30, 2000 and 1999 (unaudited).....
           Consolidated Statements of Cash Flows for the six months        3
           ended June 30, 2000 and 1999 (unaudited)....................
           Notes to Consolidated Financial Statements..................    4
ITEM 2.    Management's Discussion and Analysis of Financial Condition     7
           and Results of Operations...................................

                         PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings...........................................   25
ITEM 2.    Changes in Securities and Use of Proceeds...................   25
ITEM 4.    Submission of Matters to a Vote of Security Holders.........   25
ITEM 6.    Exhibits and Reports on Form 8-K............................   26
Signature..............................................................   27

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               AUTOBYTEL.COM INC.

                          CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents, includes restricted amounts of
     $29 and $206, respectively.............................   $100,267        $ 85,457
  Accounts receivable, net of allowance for doubtful
     accounts of $476 and $439, respectively................      6,336           4,593
  Prepaid expenses and other current assets.................      2,388           2,819
                                                               --------        --------
          Total current assets..............................    108,991          92,869
Property and equipment, net.................................      1,890           1,630
Investments.................................................        470              --
Goodwill, net...............................................     24,598              10
Notes receivable............................................        680              --
Other assets................................................         86             363
                                                               --------        --------
          Total assets......................................   $136,715        $ 94,872
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $ 12,300        $  4,277
  Accrued expenses..........................................      5,353           6,772
  Deferred revenues.........................................      7,257           6,147
  Customer deposits.........................................        351             716
  Other current liabilities.................................        388             201
                                                               --------        --------
          Total current liabilities.........................     25,649          18,113
  Other liabilities.........................................         82              53
                                                               --------        --------
          Total liabilities.................................     25,731          18,166
                                                               --------        --------
Commitments and Contingencies

Minority interest...........................................      8,193              --

Stockholders' equity:
  Common stock, $0.001 par value; 200,000,000 shares
     authorized; 20,322,349 and 18,234,613 shares issued and
     outstanding, respectively..............................         20              18
  Warrants..................................................      1,332           1,332
  Additional paid-in capital................................    185,907         141,957
  Cumulative translation adjustment.........................        (13)             (8)
  Accumulated deficit.......................................    (84,455)        (66,593)
                                                               --------        --------
          Total stockholders' equity........................    102,791          76,706
                                                               --------        --------
          Total liabilities and stockholders' equity........   $136,715        $ 94,872
                                                               ========        ========

 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         JUNE 30,           SIX MONTHS ENDED JUNE 30
                                                  -----------------------   -------------------------
                                                     2000         1999         2000          1999
                                                  ----------   ----------   -----------   -----------
Revenues........................................  $   17,084   $    9,203   $   32,184    $   17,235
                                                  ----------   ----------   ----------    ----------
Operating expenses:
  Sales and marketing...........................      17,993       11,027       34,867        20,984
  Product and technology development............       6,829        3,216       11,862         5,582
  General and administrative....................       3,627        2,052        6,393         3,869
                                                  ----------   ----------   ----------    ----------
          Total operating expenses..............      28,449       16,295       53,122        30,435
                                                  ----------   ----------   ----------    ----------
  Loss from operations..........................     (11,365)      (7,092)     (20,938)      (13,200)
Other income, net...............................       1,602        1,111        3,117         1,119
                                                  ----------   ----------   ----------    ----------
  Loss before provision for income taxes........      (9,763)      (5,981)     (17,821)      (12,081)
Provision for income taxes......................          21            3           41            44
                                                  ----------   ----------   ----------    ----------
  Net loss......................................  $   (9,784)  $   (5,984)  $  (17,862)   $  (12,125)
                                                  ==========   ==========   ==========    ==========
Basic and diluted net loss per share............  $    (0.48)  $    (0.33)  $    (0.98)   $    (0.90)
                                                  ==========   ==========   ==========    ==========
Shares used in computing basic and diluted net
  loss per share................................  20,251,218   17,815,150   18,262,190    13,476,613
                                                  ==========   ==========   ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2000           1999
                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(17,862)      $(12,125)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      1,300            741
     Provision for bad debt.................................        212            174
     Loss on disposal of property and equipment.............         --             51
     Compensation expense recorded for fair market value of
      stock options in excess of exercise price.............        265            508
     Changes in assets and liabilities:
       Accounts receivable..................................     (1,638)          (870)
       Prepaid expenses and other current assets............        501            (35)
       Other assets.........................................     (1,272)          (135)
       Accounts payable.....................................      6,990          1,993
       Accrued expenses.....................................     (1,590)         1,399
       Deferred revenues....................................      1,110            877
       Customer deposits....................................       (365)            88
       Other current liabilities............................       (464)           176
       Other liabilities....................................        (34)           (42)
                                                               --------       --------
          Net cash used in operating activities.............    (12,847)        (7,200)
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired.............     (2,813)            --
  Investment in foreign entity..............................       (470)            --
  Investment in debt security of foreign entities...........       (680)            --
  Purchases of property and equipment.......................       (563)          (485)
                                                               --------       --------
          Net cash used in investing activities.............     (4,526)          (485)
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock to minority
     stockholders...........................................        718         72,335
  Net proceeds from sale of subsidiary company stock........     31,470             --
                                                               --------       --------
          Net cash provided by financing activities.........     32,188         72,335
                                                               --------       --------
Effect of exchange rates on cash............................         (5)            16
                                                               --------       --------
Net increase in cash and cash equivalents...................     14,810         64,666
Cash and cash equivalents, at beginning of period...........     85,457         27,984
                                                               --------       --------
Cash and cash equivalents, at end of period.................   $100,267       $ 92,650
                                                               ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes..............   $     42       $     44
                                                               ========       ========
  Cash paid during the period for interest..................   $     35       $      1
                                                               ========       ========

Supplemental disclosure of non-cash investing and financing activities (See Note
3):
---------------
* In February 2000, in conjunction with the acquisition of a business, assets of $950 were acquired, liabilities of $1,966 were assumed and 1,800,000 shares of common stock were issued.
 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     Autobytel.com has also established international joint ventures and/or licensing agreements to market new and used vehicles in the United Kingdom, Scandinavia, Japan, Australia and Spain.

     Since its inception in January 1995, Autobytel.com has invested the majority of its efforts in marketing its brand name and developing infrastructure to support anticipated future operating growth. As a result, Autobytel.com has experienced operating losses and had an accumulated deficit of $84.5 million as of June 30, 2000. Management believes cash and cash equivalents of $100.3 million as of June 30, 2000 are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Interim Financial Statements

     The accompanying interim consolidated financial statements as of June 30, 2000, and for the three months and six months ended June 30, 2000 and 1999, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of Autobytel.com's management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Autobytel.com's consolidated balance sheets, statements of operations and cash flows for the periods presented in accordance with generally accepted accounting principles. Autobytel.com's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

                               AUTOBYTEL.COM INC.

                                  (UNAUDITED)

  Computation of Basic and Diluted Net Loss Per Share

     Net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months and six months ended June 30, 2000 and 1999, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. Autobytel.com evaluated the requirements of the SEC Staff Accounting Bulletin
(SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

3. ACQUISITION OF A.I.N. CORPORATION

     On February 15, 2000, Autobytel.com acquired all of the outstanding stock of A.I.N. Corporation, the owner of CarSmart.com, an online buying site for new and used vehicles, for $3.0 million in cash and 1.8 million shares of its common stock. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

     The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the amount of $25.1 million and will be amortized over a 15 year period. Goodwill amortization expense from the date of acquisition through June 30, 2000 was $628,000.

     A.I.N. Corporation's results of operations from the date of acquisition through June 30, 2000 have been included in the accompanying consolidated statements of operations.

4. FORMATION OF AUTOBYTEL.EUROPE LLC

     In January 2000, Autobytel.com and strategic partners funded Autobytel.Europe LLC (Autobytel.Europe) to expand its operations and business in Europe. Autobytel.com licensed its technology, business processes and trade name to Autobytel.Europe on a royalty free perpetual basis and assigned to Autobytel.Europe its existing license agreements for the United Kingdom and Scandinavia. Total funding for investment in Autobytel.Europe was $36.7 million, including $5.0 million contributed by Autobytel.com. As of June 30, 2000, cash reserved for the operations of Autobytel.Europe was approximately $36.0 million. As of such date, Autobytel.com owned 78% of Autobytel.Europe.

5. 2000 STOCK OPTION PLAN

     Autobytel.com's 2000 Stock Option Plan (the "Plan") was approved by the Board of Directors in April 2000 and the stockholders at the Annual Meeting held on June 15, 2000. The Plan provides for the granting of stock options to eligible employees, consultants and outside directors of Autobytel.com. Autobytel.com has reserved 3 million shares under the Plan.

6. COMMITMENTS AND CONTINGENCIES

     Autobytel.com may become subject to legal proceedings from time to time in the normal course of business. Autobytel.com is not currently involved in any litigation that management believes will have a material adverse effect on its financial position or results of operations.

     A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach

                               AUTOBYTEL.COM INC.

                                  (UNAUDITED)

of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks damages and equitable relief. The plaintiff contends he is entitled to a 49.9% ownership interest in A.I.N. Corporation's CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. Corporation filed a complaint for declaratory relief on the subject of Mr. Martins' lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases will be consolidated. Autobytel.com was added as a cross defendant in such action. The lawsuit is and will be vigorously contested on behalf of Autobytel.com, A.I.N. Corporation and individual co-defendant Michael Gorun, President of A.I.N. Corporation.

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

OVERVIEW

     We are an internationally branded online automotive commerce company that connects buyers and sellers together in an information-rich environment throughout the vehicle ownership lifecycle, capturing revenue at multiple stages. Through our Web sites, www.autobytel.com, and www.carsmart.com, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles and can purchase, finance, lease, insure, sell and maintain their vehicles. We believe that our services provide benefit for consumers by supplying them with information to make informed and intelligent vehicle decisions throughout the lifecycle of vehicle ownership. Consumers can purchase new vehicles through our dealer referral networks, our AutobytelDIRECT service and our auction services. In addition, consumers can purchase pre-owned vehicles through our Certified Pre-Owned CyberStore, our classified ads and our auction services.

     In June 2000, we launched MyGarage, an area of our Autbytel.com Website dedicated to helping consumers manage their vehicles. Users can access a personalized home page that includes information such as safety recalls, maintenance schedules, finance, insurance and warranty coverages, and parts and accessories related to their vehicles. Users will also receive electronic messages related to these items at appropriate times.

     In June 2000, our subsidiary, Autobytel.Europe, and SWS Capital formed a joint venture in Spain. In addition, we announced that DealerSites, our web management and development business, will provide Internet technology to assist dealers in developing customized showroom Websites internationally.

     We derive the majority of our revenues from program fees paid by subscribing dealers, and we expect to be primarily dependent on our dealer networks for revenues in the foreseeable future. Dealers using our services pay initial subscription fees, as well as ongoing monthly fees based, among other things, on the size of the territory, demographics and the transmittal of purchase requests to them. Dealers using our AutobytelDIRECT service pay a fee per vehicle sold.

     Our dealer contract terms range from one to five years. The majority of our contracts are for a one year term. We are converting our remaining dealers primarily to new contracts with one year terms. The initial subscription fee from the dealer is recognized as revenue ratably over the term of the dealer's contract. The majority of our program fees consist of monthly fees which are recognized in the period the service is provided. In the second quarter of 2000 and 1999, program fees were $13.9 million and $8.2 million, respectively.

     We also derive a portion of our revenues from related products and services on a monthly fee and per transaction basis and from international licensing agreements. For the three months ended June 30, 2000 and 1999, revenues from related products and services, including international licensing agreements, were $3.2 million, or 19% of total revenues, and $1.0 million, or 11% of total revenues, respectively.

     We believe our ability to increase our revenues is directly related to the number of subscribing dealers in our networks and the average monthly fees paid by those dealers, and indirectly related to the volume of purchase requests routed through our Web sites. Vehicle purchase requests routed through Autobytel.com's online system increased from approximately 512,000 in the second quarter of 1999 to approximately 594,000 in the second quarter of 2000, an increase of 16%. Since inception we have directed approximately 5.6 million purchase requests to dealers.

     Our revenue growth has been primarily dependent on our ability to:

     - increase the number of dealers,

     - increase the average monthly fees paid by each dealer,

     - deliver quality purchase requests to our dealer network and

     - improve the sales conversion rate of dealer leads.

     We believe our revenue growth in the foreseeable future will be dependent on the above factors as well as our ability to generate revenues from related products and services, including international licensing agreements.

     Since inception, our dealer network has generally expanded in each quarter and as of June 30, 2000 there were 5,134 dealers. Of these dealers, 5,085 dealers, or 99%, pay for our service. Our non-paying dealers are generally associated with lower volume vehicle manufacturers such as Jaguar or Suzuki or are located in remote, low volume territories and receive purchase request referrals without paying fees to us. We enter into agreements with non-paying dealers to ensure the broadest geographic coverage for every make of vehicle and to increase consumer satisfaction by offering a complete selection of vehicles.

     In the second quarter of 2000, 466 dealers were added to our Autobytel.com and CarSmart.com dealer networks and 469 dealers either terminated their affiliation with us or were terminated by us. As of June 30, 2000, our net number of dealers increased by 77% over the same quarter in 1999. The acquisition of CarSmart.com in February 2000 added an additional dealer network of over 1,500 dealers. As of June 30, 2000, approximately 400 dealers subscribed to both the Autobytel.com and CarSmart.com services. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition. Dealer participation in our programs may terminate for various reasons including:

     - extinction of the manufacturer brand (i.e. Plymouth),

     - selling of the dealer franchise,

     - termination of the franchise by the owner and

     - termination by us.

     Because our primary revenue source is from program fees, our business model is significantly different from many other Internet automotive commerce sites. The automobiles requested through our site are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle (other than through our AutobytelDIRECT service introduced in the first quarter of the year) and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

     Sales and marketing costs consist primarily of:

     - Internet marketing and advertising expenses,

     - fees paid to our Internet affiliate network of purchase request providers,

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

     - bounty fees paid to our affiliate network,

     - sponsorship and partnership agreements with Internet portals and

     - advertising and marketing affiliations with online automotive information providers.

     The Internet portals and online automotive information providers charge a combination of set-up, initial, annual, monthly and variable fees.

     - Set-up fees are incurred for the development of the link between Autobytel.com and the Internet portal or online information provider and are expensed in the period the link is established.

     - Initial and annual fees are amortized over the period they relate to.

     - Monthly fees are expensed in the month they relate to.

     - Variable fees are fees paid for purchase requests and are expensed in the period the purchase requests are received.

     Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $5.3 million and $3.7 million in the second quarter of 2000 and 1999, respectively. There were no set-up or initial fees incurred in the second quarter of 2000. Also included in sales and marketing expenses are the costs associated with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of revenues:

                                                           THREE MONTHS     SIX MONTHS
                                                              ENDED           ENDED
                                                             JUNE 30,        JUNE 30,
                                                           ------------    ------------
                                                           2000    1999    2000    1999
                                                           ----    ----    ----    ----
STATEMENT OF OPERATIONS DATA:
Revenues Program fees....................................   81%     89%     81%     92%
  Related products and services..........................   19      11      19       8
                                                           ---     ---     ---     ---
          Total revenues.................................  100     100     100     100
Operating expenses:
  Sales and marketing....................................  105     120     108     122
  Product and technology development.....................   40      35      37      32
  General and administrative.............................   21      22      20      22
                                                           ---     ---     ---     ---
          Total operating expenses.......................  167     177     165     177
                                                           ---     ---     ---     ---
  Loss from operations...................................  (67)    (77)    (65)    (77)
Other income, net........................................    9      12      10       6
                                                           ---     ---     ---     ---
  Loss before provision for income taxes.................  (57)    (65)    (55)    (70)
Provision for income taxes...............................    0       0       0       0
                                                           ---     ---     ---     ---
  Net loss...............................................  (57)%   (65)%   (55)%   (70)%
                                                           ===     ===     ===     ===

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Revenues. Our revenues increased $7.9 million, or 86%, to $17.1 million in the second quarter of 2000, compared to $9.2 million in the same period in 1999. The growth in revenues was primarily attributable to an increase in the net number of paying dealers and a $5.7 million, or 69%, increase in program fees from paying dealers, including program fees of $1.8 million from CarSmart.com dealers. Our number of paying dealers increased by 2,220, or 77%, to 5,085 as of June 30, 2000, compared to 2,865 as of June 30, 1999. The increase in paying dealers includes 1,561 and 33 CarSmart.com dealers added in the first and second quarters of 2000, respectively. Our revenues from related products and services accounted for approximately 19% of revenues in the second quarter of 2000 and 11% of revenues in the second quarter of 1999. The increase was primarily due to additional fees from our international license agreements, Website advertising, database marketing and finance and insurance products.

     Sales and Marketing. Sales and marketing expenses primarily include advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with sales, training and support. Sales and marketing expense increased by $7.0 million, or 63%, to $18.0 million in the second quarter of 2000 compared to $11.0 million in the second quarter of 1999. The increase was primarily due to a $4.4 million, or 124%, increase in print, television and radio advertising to increase brand awareness, $1.6 million, or 43%, increase in online advertising for increased purchase requests and agreements with additional Internet affiliates, and a $0.1 million, or 17%, increase in other advertising and marketing expenses. The increase in sales and marketing was further attributable to a $0.9 million, or 27%, increase in sales, dealer and call center personnel to support the growth of our business. We expect to continue to increase our sales, advertising and marketing expenses in the foreseeable future.

     Product and Technology Development. Product and technology development expense primarily includes personnel costs relating to enhancing the features, content and functionality of our Web sites and Dealer Real Time system, customizing our software for our international licensees, as well as expenses associated with telecommunications and computer infrastructure. Product and technology development expense increased by $3.6 million, or 112%, to $6.8 million in the second quarter of 2000, compared to $3.2 million in the same period in 1999. The increase was primarily due to $2.6 million for international software development costs, and a $1.0 million, or 76%, increase for additional personnel and retention costs, both domestic and international.

     General and Administrative. General and administrative expense was $3.6 million and $2.1 million in the second quarter of 2000 and 1999, respectively. General and administrative expense increased by $1.5 million, or 77%. The increase was primarily due to a $0.7 million, or 86%, increase in recruiting and personnel costs, $0.4 million for goodwill amortization related to our acquisition of CarSmart.com, and a $0.4 million, or 48%, increase in other general corporate expenses.

     Other Income, Net. Other income consists primarily of interest income earned on our cash and cash equivalent balances. Interest income in the second quarter of 2000 increased by $0.5 million, or 47%, compared to the second quarter of 1999. Interest income increased due to higher cash balances resulting primarily from the funding of Autobytel.Europe early in the first quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Revenues. Our revenues increased $15.0 million, or 87%, to $32.2 million for the six months ended June 30, 2000, compared to $17.2 million in the same period in 1999. The growth in revenues was primarily attributable to an increase in the net number of paying dealers and a $10.2 million, or 64%, increase in program fees from paying dealers, including program fees of $2.2 million from CarSmart.com dealers. Our revenues from related products and services accounted for approximately 19% of revenues in the six months ended June 30, 2000 and 8% of revenues in the six months ended June 30, 1999. The increase was primarily due to additional fees from our international license agreements, Website advertising, database marketing and finance and insurance products.

     Sales and Marketing. Sales and marketing expense increased by $13.9 million, or 66%, to $34.9 million in the six months ended June 30, 2000 compared to $21.0 million in the six months ended June 30, 1999. The increase was primarily due to a $10.0 million, or 138%, increase in print, television and radio advertising to build brand awareness, $1.4 million, or 20%, increase in online advertising for increased purchase requests and agreements with additional Internet affiliates, and a $0.5 million, or 57%, increase in other advertising and marketing expenses. The increase in sales and marketing was further attributable to a $2.0 million, or 34%, increase in sales, dealer and call center personnel to support the growth of our business. We expect to continue to increase our sales, advertising and marketing expenses in the foreseeable future.

     Product and Technology Development. Product and technology development expense increased by $6.3 million, or 113%, to $11.9 million in the six months ended June 30, 2000 compared to $5.6 million in the same period in 1999. The increase was primarily due to $4.2 million for international software development costs, a $1.9 million, or 69%, increase for additional personnel and retention costs, both domestic and international, and a $0.2 million, or 9%, increase related to the development of new products and services.

     General and Administrative. General and administrative expense was $6.4 million and $3.9 million for the six months ended June 30, 2000 and 1999, respectively. General and administrative expense increased by $2.5 million, or 65%. The increase was primarily due to a $1.1 million, or 66%, increase in recruiting and personnel costs, $0.6 million for goodwill amortization related to our acquisition of CarSmart.com, a $0.2 million, or 26%, increase in financial consulting, accounting and other pubic company infrastructure costs and a $0.6 million, or 39%, increase in other general corporate expenses.

     Other Income, Net. In the six months ended June 30, 2000, interest income increased by $1.7 million, or 118%, compared to the same period in 1999. Interest income increased due to higher cash balances resulting from the initial public offering late in the first quarter of 1999 and the funding of Autobytel.Europe early in the first quarter of 2000.

STOCK-OPTIONS GRANTED IN 2000

     From January through June 2000, we granted stock options to purchase 4,015,744 shares of common stock under the 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan and 2000 Stock Option Plan. The stock options were granted at the fair market value on the date of grant.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $12.8 million for the six months ended June 30, 2000 and $7.2 million for the six months ended June 30, 1999. Net cash used in operating activities in the first six months of 2000 resulted primarily from the net loss for the year, increased accounts receivable and acquisition costs for A.I.N. Corporation, partially offset by increased deferred revenues related to growth in the number of our paying dealers and international licensing fees, accounts payable and accrued expenses for sales and marketing, product and technology development and general and administrative expenditures, depreciation and goodwill amortization related to the acquisition of CarSmart.com.

     Net cash used in operating activities for the six months ended June 30, 1999 resulted primarily from the net loss for the year partially offset by increased accounts payable and accrued expenses related to Internet, print and television advertising.

     Net cash used in investing activities was $4.5 million and $0.5 million for the six months ended June 30, 2000 and 1999, respectively. Cash used for investing activities in 2000 was primarily related to the acquisition of A.I.N. Corporation, the owner of CarSmart.com and investments in international joint ventures. Cash used for investing activities in 1999 was used for the purchase of property and equipment, including computer hardware, telecommunications equipment and furniture.

     Net cash provided by financing activities was $32.2 million for the six months ended June 30, 2000 and $72.3 million for the six months ended June 30, 1999. Cash provided by financing activities in 2000 was primarily due to funding received from strategic partners for investment in Autobytel.Europe. In January 2000, we also invested $5 million in Autobytel.Europe which has been eliminated in consolidation. Cash provided by financing activities in 1999 was primarily due to the consummation of our initial public offering in March 1999. We intend to continue to use the balance of the net proceeds from our initial public offering for potential acquisitions, investments in businesses and for general operating expenses.

     As of July 31, 2000, we had approximately $99.2 million in cash and cash equivalents, including approximately $36.0 million which is reserved for the operations of Autobytel.Europe. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

     With respect to periods beyond June 30, 2001, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have grown consistently since inception, our expenses have continued to exceed our revenues. We do not expect to be able to fund our operations from internally generated funds until the second half of 2001, when we expect our revenues to exceed our expenses. However, we can not assure that our revenues will exceed our expenses during such period or thereafter.

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

     We were formed in January 1995 as Auto-By-Tel LLC, and first received revenues from operations in March 1995. We, therefore, have a limited operating history upon which an investor may evaluate our operations and future prospects. Because of the recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has significant experience in the industry. This limited operating history and management experience means it is difficult for us to predict future operating results.

     We have incurred losses every quarter since inception and expect to continue to incur losses until the second half of 2001. However, we can not assure that we will be profitable during such period or thereafter. Autobytel.com, including CarSmart.com from the date of acquisition, had an accumulated deficit of $84.5 million and $66.6 million as of June 30, 2000 and December 31, 1999, respectively. CarSmart.com had an accumulated deficit of $3.2 million as of December 31, 1999.

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

IF OUR DEALER TURNOVER INCREASES, OUR DEALER NETWORKS AND REVENUES DERIVED FROM THESE NETWORKS MAY DECREASE.

     The majority of our revenues are derived from fees paid by our networks of subscribing dealers. If dealer turnover increases and we are unable to add new dealers to mitigate any turnover, our revenues will decrease as our networks of dealers decreases. If the number of dealers in our networks declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. All of our subscribing dealers have entered into written marketing agreements with us having a stated term of one year, three years or five years, but the Autobytel.com dealer agreements are cancelable by the dealer upon 30 days notice. A significant number of the agreements are for a one year term. We cannot assure that dealers will not terminate their agreements with us. Subscribing dealers may terminate their relationship with Autobytel.com for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and pre-owned vehicle dealers. In the second quarter of 2000, we added 466 subscribing dealers to our North American dealer network and 469 subscribing dealers terminated their affiliation with us or were terminated by us. In order for us to grow or maintain our dealer networks, we need to reduce dealer turnover.

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

     We compete with other entities which maintain similar commercial Web sites including Autoweb.com, AutoVantage, Microsoft Corporation's Carpoint, CarsDirect.com, CarOrder.com, Driveoff.com, Greenlight.com and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation's BuyPower. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PREDICT OUR FUTURE PERFORMANCE.

     Our quarterly operating results may fluctuate due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. We plan our business operations based on increased revenues and if our revenues do not increase faster than our expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

     - our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

     - the announcement or introduction of new or enhanced sites, services and products by us or our competitors,

     - our ability to joint venture with business partners in the development of Autobytel branded companies internationally,

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

     We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume to decline. Since our dealers would be receiving fewer purchase requests, they may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationship with us or force us to decrease the fees we charge for our services, our revenues will decline which will have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, such as Excite, and online automotive information providers, such as Edmund's and Kelley Blue Book. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. During the six months ended June 30, 2000 and the year ended December 31, 1999, approximately 28% and 23%, respectively, of Autobytel.com's purchase requests came through Edmund's. Our exclusive relationship with Edmund's ended on July 31, 2000. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing partners capable of originating significant numbers of purchase requests on terms satisfactory to us. A number of our agreements with online service providers may be terminated without cause.

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

     Our business and operations are substantially dependent on the performance of our executive officers and key employees, some of whom are employed on an at-will basis and all of whom have worked together for only a short period of time. We maintain "key person" life insurance in the amount of $3.0 million on the life of Mark W. Lorimer, our Chief Executive Officer and President. The loss of the services of Mr. Lorimer or one or more of our other executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition.

WE ARE A NEW BUSINESS IN A NEW INDUSTRY AND NEED TO MANAGE OUR GROWTH AND OUR ENTRY INTO NEW BUSINESS AREAS IN ORDER TO AVOID INCREASED EXPENSES WITHOUT CORRESPONDING REVENUES.

     We are constantly expanding our operations and introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for Internet-based vehicle purchasing and related services. We also intend to enter into new markets overseas. The growth of our operations requires us to increase expenditures before we generate revenues. For example, we need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations. As of July 31, 2000, we had 263 employees.

     We believe establishing industry leadership also requires us to:

     - test, introduce and develop new services and products, including enhancing our Web sites,

     - expand the breadth of products and services offered,

     - expand our market presence through relationships with third parties, and

     - acquire new or complementary businesses, products or technologies.

     We cannot assure that we can successfully manage these tasks.

IF FEDERAL OR STATE FRANCHISE LAWS APPLY TO US WE MAY BE REQUIRED TO MODIFY OR ELIMINATE OUR MARKETING PROGRAMS. IF WE ARE UNABLE TO MARKET OUR SERVICES IN THE MANNER WE CURRENTLY DO, OUR REVENUES MAY DECREASE AND OUR BUSINESS MAY SUFFER.

     We believe that neither our relationship with our dealers nor our dealer subscription agreements constitute "franchises" under federal or state franchise laws and that, other than our AutobytelDIRECT service, we are not subject to the coverage of state and motor vehicle dealer licensing laws. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. However, if any state's regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner which undermines the program's attractiveness to consumers or dealers. If we become subject to fines or other penalties or if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

     A Federal court of appeals in Michigan has ruled that our dealer subscription agreement is not a "franchise" under Michigan law. However, if our relationship or written agreement with our dealers were found to be a "franchise" under federal or state franchise laws, then we could be subject to other regulations, such as franchise disclosure and registration requirements and limitations on our ability to effect changes in our relationships without our dealers. We also believe that, other than our AutobytelDIRECT service, our dealer marketing service does not qualify as an automobile brokerage activity and, therefore, state broker licensing requirements do not apply to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to include a pricing model under which all subscribing dealers in Texas are charged uniform fees based on the population density of their particular geographic area and to make our program open to all dealers who wish to apply.

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

     We provide a link on the Autobytel.com Web site so consumers can receive real time quotes for insurance coverage from Channelpoint Corporation and submit quote applications online. Participants in the program include MetLife(R) Auto & Home Insurance, The Hartford (Hartford Financial Services Group, Inc.), The GE Auto Insurance Program, eCoverage, Esurance, Ekemper, Electric Insurance, Instant Auto Insurance, Tri-State Insurance, and Avonmark Insurance Company. We receive fees from such participants in connection with this advertising activity.

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

     We host all of Autobytel.com production Web sites including Autobytel.com and Dealer Real Time systems at our corporate headquarters in Irvine, California. Although offsite backup servers are available from outside sources, all of Autobytel.com's primary servers are located at our corporate headquarters and are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future. We maintain business interruption insurance which pays up to $6 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses. The CarSmart.com Web site is hosted by a third party service provider.

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

     Further, the stock markets, and in particular the NASDAQ National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have and may continue to adversely affect the market price of our common stock. In addition, general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

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

     The control of a large amount of our stock by insiders could have an adverse effect on the market price of our common stock. As of July 31, 2000, our executive officers and directors beneficially own or control approximately 5.4 million shares or 24.5 % of the outstanding shares of our common stock. In addition, as of such date, based on information available to us, our founders, Peter Ellis and John Bedrosian beneficially own or control approximately 9.3% and 12.3%, respectively, of the outstanding shares of our common stock. Our officers, directors, founders and their affiliates, assuming they vote together, have the ability to significantly influence and substantially control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions and other extraordinary transactions.

SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR INTERNET-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES.

     Sale of substantial numbers of shares of common stock in the public market could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times. Of the 20,332,349 shares that were outstanding as of July 31, 2000, approximately 14.3 million shares are eligible for sale in the public market without restriction and approximately 6.0 million shares are subject to restrictions on sale in the public market in accordance with the provisions of Rule 144 under the Securities Act of 1933, of which approximately 1.6 million shares are subject to the volume limitations of Rule 144 by virtue of Rule 145. In addition, holders of approximately 11.6 million shares of common stock are entitled to certain registration rights with respect to such shares until such time as the holders of such common stock may sell such shares under Rule 144 of the Securities Act.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We may become subject to legal proceedings from time to time in the normal course of business. We are not currently involved in any litigation that management believes will have a material adverse effect on our financial position or results of operations.

     A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks damages and equitable relief. The plaintiff contends he is entitled to a 49.9% ownership interest in A.I.N. Corporation's CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. Corporation filed a complaint for declaratory relief on the subject of Mr. Martins' lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases will be consolidated. Autobytel.com was added as a cross defendant in such action. The lawsuit is and will be vigorously contested on behalf of Autobytel.com, A.I.N. Corporation and individual co-defendant Michael Gorun, President of A.I.N. Corporation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Autobytel.com held its Annual Meeting of Stockholders on June 15, 2000. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against with respect to each matter. Each director proposed by Autobytel.com was elected and the other two matters submitted for stockholder vote were approved.

          (a) The stockholders reelected the two nominees for Autobytel.com's board of directors:

               DIRECTOR                     FOR        WITHHELD AUTHORITY
               --------                     ---        ------------------
Mark N. Kaplan.........................  18,391,062         110,091
Kenneth J. Orton.......................  18,414,030          87,123

     The term of office as director for Jeffrey Coats, Michael J. Fuchs, Robert
S. Grimes, Mark W. Lorimer, Richard A. Post and Peter Titz continued after the meeting.

          (b) The stockholders approved the adoption of the autobytel.com inc. 2000 Stock Option Plan.

   FOR       AGAINST    ABSTAINING
   ---       -------    ----------
11,984,462  1,148,788     40,661

          (c) The stockholders approved the appointment of Arthur Andersen LLP as independent public accountants.

   FOR      AGAINST   ABSTAINING
   ---      -------   ----------
18,425,083  60,721      15,349

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     27.1 Financial Data Schedule

     (b) REPORTS ON FORM 8-K

     1. On April 7, 2000, we filed a Report on Form 8-K, dated April 6, 2000, announcing our preliminary financial results for the first quarter of 2000.

     2. On April 28, 2000, we filed a Report on Form 8-K, dated April 27, 2000, announcing our financial results for the first quarter of 2000.

     3. On May 1, 2000, we filed a Report on Form 8-K/A, dated February 15, 2000, incorporating the financial statements and pro forma financial information of A.I.N. Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          autobytel.com inc.

Date: August 11, 2000                     By:          /s/ AMIT KOTHARI
                                            ------------------------------------
                                                        Amit Kothari
                                               Vice President, Controller and
                                              Interim Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer
                                                and Duly Authorized Officer)

                                 EXHIBIT INDEX

                                                                                              SEQUENTIALLY
                                                                                                NUMBERED
NUMBER                          DESCRIPTION                                                       PAGE
------                          -----------                                                   ------------
 27.1       Financial Data Schedule (EDGAR version only)