Form 10-Q
period 2000-09-30
AUTOBYTEL COM INC
filed 2000-11-13
CIK 1023364

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
                                ----------------


    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                ----------------


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

As of October 31, 2000, there were 20,336,083 shares of the Registrant's Common Stock outstanding.

                                      INDEX

                                                                                                                        Page
                                                                                                                        ----
                          PART I. FINANCIAL INFORMATION
ITEM 1.            Consolidated Financial Statements:

                   Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999...........       3

                   Consolidated Statements of Operations for the three months and nine months
                       ended September 30, 2000 and 1999 (unaudited)................................................       4

                   Consolidated Statements of Cash Flows for the nine months
                       ended September 30, 2000 and 1999 (unaudited)................................................       5

                   Notes to Consolidated Financial Statements.......................................................       6

ITEM 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations............       8

ITEM 3.            Quantitative and Qualitative Disclosures About Market Risk.......................................      25

                                                      PART II. OTHER INFORMATION

ITEM 1.            Legal Proceedings................................................................................      25

ITEM 2.            Changes in Securities and Use of Proceeds........................................................      26

ITEM 6.            Exhibits and Reports on Form 8-K.................................................................      26

Signature          .................................................................................................      27

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               autobytel.com inc.

                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                          2000               1999
                                                                                          ----               ----
                                                                                       (UNAUDITED)
   Current assets:
       Cash and cash equivalents, includes restricted amounts of
           $29 and $206, respectively ..........................................        $  90,565         $  85,457
       Accounts receivable, net of allowance for doubtful accounts
           of $842 and $439, respectively ......................................            6,459             4,593
       Prepaid expenses and other current assets ...............................            2,583             2,819
                                                                                        ---------         ---------
               Total current assets ............................................           99,607            92,869
   Property and equipment, net .................................................            2,047             1,630
   Investments .................................................................              478                --
   Goodwill, net ...............................................................           24,175                10
   Notes receivable ............................................................              887                --
   Other assets ................................................................               86               363
                                                                                        ---------         ---------
               Total assets ....................................................        $ 127,280         $  94,872
                                                                                        =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Accounts payable ........................................................        $  10,459         $   4,277
       Accrued expenses ........................................................            4,937             6,772
       Deferred revenues .......................................................            6,853             6,147
       Customer deposits .......................................................              308               716
       Other current liabilities ...............................................            1,470               201
                                                                                        ---------         ---------
               Total current liabilities .......................................           24,027            18,113
       Other liabilities .......................................................               67                53
                                                                                        ---------         ---------
                Total liabilities ..............................................           24,094            18,166
                                                                                        ---------         ---------
    Commitments and Contingencies

   Minority interest ...........................................................            8,193                --

   Stockholders' equity:
       Common stock, $0.001 par value; 200,000,000 shares authorized;
           20,336,083 and 18,234,613 shares issued and outstanding,
           respectively ........................................................               20                18
       Warrants ................................................................            1,332             1,332
       Additional paid-in capital ..............................................          186,034           141,957
       Cumulative translation adjustment .......................................              (19)               (8)
       Accumulated deficit .....................................................          (92,374)          (66,593)
                                                                                        ---------         ---------
               Total stockholders' equity ......................................           94,993            76,706
                                                                                        ---------         ---------
                Total liabilities and stockholders' equity .....................        $ 127,280         $  94,872
                                                                                        =========         =========

  The accompanying notes are an integral part of these consolidated statements.

                               autobytel.com inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------          -------------------------------
                                                       2000                 1999                 2000                1999
                                                       ----                 ----                 ----                ----
Revenues .................................        $     17,539         $     10,625         $     49,723         $     27,860
                                                  ------------         ------------         ------------         ------------
Operating expenses:
    Sales and marketing ..................              15,504               11,049               50,371               32,033
    Product and technology development ...               6,197                4,216               18,059                9,798
    General and administrative ...........               3,578                2,672                9,971                6,541
                                                  ------------         ------------         ------------         ------------
       Total operating expenses ..........              25,279               17,937               78,401               48,372
                                                  ------------         ------------         ------------         ------------

    Loss from operations .................              (7,740)              (7,312)             (28,678)             (20,512)

Interest income, net .....................               1,580                1,097                4,698                2,544
Foreign currency exchange loss ...........              (1,758)                  --               (1,759)                  --
Other expense, net .......................                  --                  (66)                  --                 (394)
                                                  ------------         ------------         ------------         ------------
    Loss before provision for income taxes              (7,918)              (6,281)             (25,739)             (18,362)

Provision for income taxes ...............                   1                   10                   42                   54
                                                  ------------         ------------         ------------         ------------

    Net loss .............................        $     (7,919)        $     (6,291)        $    (25,781)        $    (18,416)
                                                  ============         ============         ============         ============


Basic and diluted net loss per share .....        $      (0.39)        $      (0.35)        $      (1.41)        $      (1.23)
                                                  ============         ============         ============         ============

Shares used in computing basic and diluted
               net loss per share ........          20,331,455           17,878,188           18,296,639           14,959,928
                                                  ============         ============         ============         ============

  The accompanying notes are an integral part of these consolidated statements.

                               autobytel.com inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                              2000             1999
                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ......................................................        $(25,781)        $(18,416)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
            Depreciation and amortization .........................           2,009            1,013
            Provision for bad debt ................................             824              189
            Loss on disposal of property and equipment ............                               51
            Compensation expense recorded for fair market value
                of stock options in excess of exercise price ......             330              791
            Changes in assets and liabilities:
                Accounts receivable ...............................          (2,373)          (1,029)
                Prepaid expenses and other current assets .........             306             (857)
                Other assets ......................................          (1,272)             (65)
                Accounts payable ..................................           5,149            4,854
                Accrued expenses ..................................          (2,006)           1,928
                Deferred revenues .................................             706            1,562
                Customer deposits .................................            (408)             226
                Other current liabilities .........................             618              161
                Other liabilities .................................             (49)             (53)
                                                                           --------         --------
                   Net cash used in operating activities ..........         (21,947)          (9,645)
                                                                           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of business, net of cash acquired .................          (2,813)
    Investment in foreign entity ..................................            (478)
    Investment in debt security of foreign entities ...............            (680)              --
    Notes receivable from foreign entity ..........................            (207)
Purchases of property and equipment ...............................          (1,006)            (610)
                                                                           --------         --------
                   Net cash used in investing activities ..........          (5,184)            (610)
                                                                           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock to minority stockholders             780           72,353
    Net proceeds from sale of subsidiary company stock ............          31,470
                                                                           --------         --------
                    Net cash provided by financing activities .....          32,250           72,353
                                                                           --------         --------
Effect of exchange rates on cash ..................................             (11)              11
                                                                           --------         --------
Net increase in cash and cash equivalents .........................           5,108           62,109
Cash and cash equivalents, at beginning of period .................          85,457           27,984
                                                                           --------         --------
Cash and cash equivalents, at end of period .......................        $ 90,565         $ 90,093
                                                                           ========         ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes ..................        $      1         $     54
                                                                           ========         ========
    Cash paid during the period for interest ......................        $     21         $      2
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

    Since its inception in January 1995, Autobytel.com has invested the majority of its efforts in marketing its brand name and developing infrastructure to support anticipated future operating growth. As a result, Autobytel.com has experienced operating losses and had an accumulated deficit of $92.4 million as of September 30, 2000. Management believes cash and cash equivalents of $90.6 million as of September 30, 2000 are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Interim Financial Statements

    The accompanying interim consolidated financial statements as of September 30, 2000, and for the three months and nine months ended September 30, 2000 and 1999, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of Autobytel.com's management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Autobytel.com's consolidated balance sheets, statements of operations and cash flows for the periods presented in accordance with generally accepted accounting principles. Autobytel.com's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

  Computation of Basic and Diluted Net Loss Per Share

    Net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months and nine months ended September 30, 2000 and 1999, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. Autobytel.com evaluated the requirements of the SEC Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

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

    The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the amount of $25.1 million and will be amortized over a 15 year period. Goodwill amortization expense from the date of acquisition through September 30, 2000 was $1.1 million.

    A.I.N. Corporation's results of operations from the date of acquisition through September 30, 2000 have been included in the accompanying consolidated statements of operations.

4. FORMATION OF AUTOBYTEL.EUROPE LLC

    In January 2000, Autobytel.com and strategic partners funded Autobytel.Europe LLC (Autobytel.Europe) to expand its operations and business in Europe. Autobytel.com licensed its technology, business processes and trade name to Autobytel.Europe on a royalty free perpetual basis and assigned to Autobytel.Europe its existing license agreements for the United Kingdom and Scandinavia. Total funding for investment in Autobytel.Europe was $36.7 million, including $5.0 million contributed by Autobytel.com. As of September 30, 2000, cash reserved for the operations of Autobytel.Europe was approximately $35.4 million. As of such date, Autobytel.com owned 78% of Autobytel.Europe.

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

    The selling shareholders of A.I.N. Corporation are obligated to fully indemnify Autobytel.com for all losses, including attorney's fees, expenses, settlements and judgements, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel.com common stock transferred to the selling shareholders as part of the acquisition of A.I.N. Corporation, as well as $250,000 in cash. As of September 30, 2000, the obligation was secured by the 450,000 shares of common stock and $122,000 in cash after expenses.

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

    Our dealer contract terms range from one to five years. The majority of our contracts are for a one year term. We are converting our remaining dealers primarily to new contracts with one year terms. The initial subscription fee from the dealer is recognized as revenue ratably over the term of the dealer's contract. The majority of our program fees consist of monthly fees which are recognized in the period the service is provided. In the third quarter of 2000 and 1999, program fees were $14.2 million and $9.4 million, respectively.

    We also derive a portion of our revenues from related products and services on a monthly fee and per transaction basis and from international licensing agreements. For the three months ended September 30, 2000 and 1999, revenues from related products and services, including international licensing agreements, were $3.4 million, or 19% of total revenues, and $1.3 million, or 12% of total revenues, respectively.

    We believe our ability to increase our revenues is directly related to the number of subscribing dealers in our networks and the average monthly fees paid by those dealers, and indirectly related to the volume of purchase requests routed through our Web sites. Vehicle purchase requests routed through our online systems increased from approximately 590,000 in the third quarter of 1999 to approximately 778,000 in the third quarter of 2000, an increase of 32%. Since inception Autobytel.com, excluding CarSmart, has directed approximately 6.3 million purchase requests to dealers.

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

    Since inception, our dealer network has generally expanded in each quarter and as of September 30, 2000 there were 5,214 dealers. Of these dealers, 5,164 dealers, or 99%, pay for our service. Our non-paying dealers are generally associated with lower volume vehicle manufacturers such as Jaguar or Suzuki or are located in remote, low volume territories and receive purchase request referrals without paying fees to us. We enter into agreements with non-paying dealers to ensure the broadest geographic coverage for every make of vehicle and to increase consumer satisfaction by offering a complete selection of vehicles.

    In the third quarter of 2000, 580 dealers were added to our Autobytel.com and CarSmart.com dealer networks and 501 dealers either terminated their affiliation with us or were terminated by us. As of September 30, 2000, our net number of dealers increased by 69% over the same quarter in 1999. The acquisition of CarSmart.com in February 2000 added an additional dealer network of over 1,500 dealers. As of September 30, 2000, approximately 400 dealers subscribed to both the Autobytel.com and CarSmart.com services. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition. Dealer participation in our programs may terminate for various reasons including:

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

    Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $5.9 million and $3.7 million in the third quarter of 2000 and 1999, respectively. There were no set-up or initial fees incurred in the third quarter of 2000. Also included in sales and marketing expenses are the costs associated with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

RESULTS OF OPERATIONS

    The following table sets forth our results of operations as a percentage of revenues:

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------               -------------
                                         2000          1999          2000          1999
                                         ----          ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Revenues
    Program fees                           81%           88%           81%           90%
    Related products and services          19            12            19            10
                                         ----          ----          ----          ----
        Total revenues                    100           100           100           100
Operating expenses:
    Sales and marketing                    88           104           101           115
    Product and technology
      development                          35            40            36            35
    General and administrative             20            25            20            23
                                         ----          ----          ----          ----
        Total operating expenses          144           169           158           174
                                         ----          ----          ----          ----
    Loss from operations                  (44)          (69)          (58)          (74)
Other income (expense), net                (1)           10             6             8
                                         ----          ----          ----          ----
   Loss before provision for              (45)          (59)          (52)          (66)
      income taxes
Provision for income taxes                 --            --            --            --
                                         ----          ----          ----          ----
       Net loss                           (45)%         (59)%         (52)%         (66)%
                                         ====          ====          ====          ====

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    Revenues. Our revenues increased $6.9 million, or 65%, to $17.5 million in the third quarter of 2000, compared to $10.6 million in the same period in 1999. The growth in revenues was primarily attributable to an increase of $4.8 million, or 51%, in program fees from paying dealers, including program fees of $2.0 million from CarSmart.com dealers. Our number of paying dealers increased by 2,101, or 69%, to 5,164 as of September 30, 2000, compared to 3,063 as of September 30, 1999. The increase in paying dealers includes over 1,500 CarSmart.com dealers added with the acquisition of A.I.N. Corporation in February 2000. In the third quarter of 2000, 79 paying dealers were added to our dealer networks. Our revenues from related products and services accounted for approximately 19% of revenues in the third quarter of 2000 and 12% of revenues in the third quarter of 1999. The increase of $2.1 million, or 166%, was primarily due to additional fees from our international license agreements, Website advertising, and aftermarket and finance products.

    Sales and Marketing. Sales and marketing expenses primarily include advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with sales, training and support. Sales and marketing expense increased by $4.5 million, or 40%, to $15.5 million in the third quarter of 2000 compared to $11.0 million in the third quarter of 1999. The increase was primarily due to a $2.2 million, or 60%, increase in online advertising for increased purchase requests and agreements with additional Internet affiliates, a $0.6 million, or 93%, increase in other advertising and marketing expenses and a $0.1 million, or 3%, increase in print, television and radio advertising to increase brand awareness. The increase in sales and marketing was further attributable to a $1.6 million, or 55%, increase in sales, dealer support and call center personnel to support the growth of our business. We expect to continue to increase our sales, advertising and marketing expenses in the foreseeable future.

    Product and Technology Development. Product and technology development expense primarily includes personnel costs relating to enhancing the features, content and functionality of our Web sites and Dealer Real Time system, customizing our software for our international licensees, as well as expenses associated with telecommunications and computer infrastructure. Product and technology development expense increased by $2.0 million, or 47%, to $6.2 million in the third quarter of 2000, compared to $4.2 million in the same period in 1999. The increase was primarily due to a $2.0 million increase in international software development costs.

    General and Administrative. General and administrative expense was $3.6 million and $2.7 million in the third quarter of 2000 and 1999, respectively. General and administrative expense increased by $0.9 million, or 34%. The increase was primarily due to $0.4 million for goodwill amortization related to our acquisition of CarSmart.com, a $0.3 million, or 27%, increase in recruiting and personnel costs, and a $0.2 million, or 45%, increase in financial consulting, accounting and other public company infrastructure costs.

    Interest Income, Net. Interest income consists of interest income earned on our cash and cash equivalent balances. Interest income in the third quarter of 2000 increased by $0.5 million, or 44%, compared to the third quarter of 1999. Interest income increased due to higher cash balances resulting primarily from the funding of Autobytel.Europe early in the first quarter of 2000.

    Foreign Currency Exchange Loss. Autobytel.Europe, a majority-owned subsidiary of autobytel.com, operates its business in Europe. As such, it incurs general operating expenses and enters into transactions, including investments in joint ventures and licensees, which require the use of local currencies. Accordingly, Autobytel.Europe has engaged in foreign currency exchange transactions. Due to foreign exchange rate fluctuations in Europe, a $0.7 million loss on cash held in foreign currency was recognized in the third quarter of 2000. Also, based on the nine month forward exchange rate at September 30, 2000, an unrealized loss of $1.1 million was recognized on foreign exchange forward contracts expiring in June 2001. Foreign exchange transaction gains and losses in Canada were minimal. In the future, we may experience gains or losses attributable to fluctuations in foreign currency exchange rates.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    Revenues. Our revenues increased $21.8 million, or 78%, to $49.7 million for the nine months ended September 30, 2000, compared to $27.9 million in the same period in 1999. The growth in revenues was primarily attributable to a $15.0 million, or 60%, increase in program fees from paying dealers, including program fees of $4.2 million from CarSmart.com dealers. Our revenues from related products and services accounted for approximately 19% of revenues in the nine months ended September 30, 2000 and 10% of revenues in the nine months ended September 30, 1999. The increase was primarily due to additional fees from our international license agreements, Website advertising, database marketing and finance and insurance products.

    Sales and Marketing. Sales and marketing expense increased by $18.4 million, or 57%, to $50.4 million in the nine months ended September 30, 2000 compared to $32.0 million in the nine months ended September 30, 1999. The increase was primarily due to a $10.2 million, or 91%, increase in print, television and radio advertising to build brand awareness, $3.6 million, or 33%, increase in online advertising for increased purchase requests and agreements with additional Internet affiliates, and a $1.1 million, or 71%, increase in other advertising and marketing expenses. The increase in sales and marketing was further attributable to a $3.5 million, or 42%, increase in sales, dealer support and call center personnel to support the growth of our business. We expect to continue to increase our sales, advertising and marketing expenses in the foreseeable future.

    Product and Technology Development. Product and technology development expense increased by $8.3 million, or 84%, to $18.1 million in the nine months ended September 30, 2000 compared to $9.8 million in the same period in 1999. The increase was primarily due to $6.2 million for international software development costs, and a $2.1 million, or 22%, increase for additional personnel and retention costs, both domestic and international.

    General and Administrative. General and administrative expense was $10.0 million and $6.5 million for the nine months ended September 30, 2000 and 1999, respectively. General and administrative expense increased by $3.5 million, or 52%. The increase was primarily due to a $1.5 million, or 51%, increase in recruiting and personnel costs, $1.0 million for goodwill amortization related to our acquisition of CarSmart.com, a $0.3 million, or 33%, increase in financial consulting, accounting and other pubic company infrastructure costs and a $0.7 million, or 25%, increase in other general corporate expenses.

    Interest Income, Net. In the nine months ended September 30, 2000, interest income increased by $2.2 million, or 85%, compared to the same period in 1999. Interest income increased due to higher cash balances resulting from the initial public offering late in the first quarter of 1999 and the funding of Autobytel.Europe early in the first quarter of 2000.

    Foreign Currency Exchange Loss. Autobytel.Europe, a majority-owned subsidiary of Autobytel.com, operates its business in Europe. As such, it incurs general operating expenses and enters into transactions, including investments in joint ventures and licensees, which require the use of local currencies. Accordingly, Autobytel.Europe has engaged in foreign currency exchange transactions. Due to foreign exchange rate fluctuations in Europe, a $0.7 million loss on cash held in foreign currency was recognized in the third quarter of 2000. Also, based on the nine month forward exchange rate at September 30, 2000, an unrealized loss of $1.1 million was recognized on a foreign exchange forward contract expiring in June 2001. Foreign exchange transaction gains and losses in Canada were minimal. In the future, we may experience gains or losses attributable to fluctuations in foreign currency exchange rates.

STOCK-OPTIONS GRANTED IN 2000

    From January through September 2000, we granted stock options to purchase 4,255,744 shares of common stock under the 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan and 2000 Stock Option Plan. The stock options were granted at the fair market value on the date of grant.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $21.9 million for the nine months ended September 30, 2000 and $9.6 million for the nine months ended September 30, 1999. Net cash used in operating activities in the nine months of 2000 resulted primarily from the net loss for the year, increased accounts receivable, acquisition costs for A.I.N. Corporation and decreased accrued expenses partially offset by increased deferred revenues related to growth in the number of our paying dealers and international licensing fees, accounts payable for sales and marketing, product and technology development and general and administrative expenditures, provision for bad debt, depreciation and goodwill amortization related to the acquisition of CarSmart.com.

    Net cash used in operating activities for the nine months ended September 30, 1999 resulted primarily from the net loss for the year and increased accounts receivable, partially offset by increased accounts payable and accrued expenses related to Internet, print and television advertising, deferred revenues and depreciation and amortization.

    Net cash used in investing activities was $5.2 million and $0.6 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used for investing activities in 2000 was primarily related to the acquisition of A.I.N. Corporation, the owner of CarSmart.com, the purchase of property and equipment, including computer hardware, telecommunications equipment and furniture, and investments in international joint ventures. Cash used for investing activities in 1999 was used for the purchase of property and equipment.

    Net cash provided by financing activities was $32.3 million for the nine months ended September 30, 2000 and $72.4 million for the nine months ended September 30, 1999. Cash provided by financing activities in 2000 was primarily due to funding received from strategic partners for investment in Autobytel.Europe. In January 2000, we also invested $5 million in Autobytel.Europe which has been eliminated in consolidation. Cash provided by financing activities in 1999 was primarily due to the consummation of our initial public offering in March 1999. We intend to continue to use the balance of the net proceeds from our initial public offering for potential acquisitions, investments in businesses and for general operating expenses.

    As of October 31, 2000, we had approximately $92.6 million in cash and cash equivalents, including approximately $34.2 million which is reserved for the operations of Autobytel.Europe. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

    With respect to periods beyond September 30, 2001, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have grown consistently since inception, our expenses have continued to exceed our revenues. We do not expect to be able to fund our operations from internally generated funds until the second half of 2001, when we expect our revenues to exceed our expenses. However, we can not assure that our revenues will exceed our expenses during such period or thereafter.

    Our cash requirements depend on several factors, including:

    -    the level of expenditures on marketing and advertising,

    -    the level of expenditures on product and technology development,

    - the ability to increase the volume of purchase requests and transactions related to our Web sites,

    - the cost of contractual arrangements with Internet portals, online information providers, and other referral sources,

    -    the level of investments in joint ventures and licensees, and

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

    We have incurred losses every quarter since inception and expect to continue to incur losses until the second half of 2001. However, we can not assure that we will be profitable during such period or thereafter. Autobytel.com, including CarSmart.com from the date of acquisition, had an accumulated deficit of $92.4 million and $66.6 million as of September 30, 2000 and December 31, 1999, respectively. CarSmart.com had an accumulated deficit of $3.2 million as of December 31, 1999.

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

IF OUR DEALER TURNOVER INCREASES, OUR DEALER NETWORKS AND REVENUES DERIVED FROM THESE NETWORKS MAY DECREASE.

    The majority of our revenues are derived from fees paid by our networks of subscribing dealers. If dealer turnover increases and we are unable to add new dealers to mitigate any turnover, our revenues will decrease as our networks of dealers decreases. If the number of dealers in our networks declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. All of our subscribing dealers have entered into written marketing agreements with us having a stated term of one year, three years or five years, but the Autobytel.com dealer agreements are cancelable by the dealer upon 30 days notice. A significant number of the agreements are for a one year term. We cannot assure that dealers will not terminate their agreements with us. Subscribing dealers may terminate their relationship with Autobytel.com for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and pre-owned vehicle dealers. In the third quarter of 2000, we added 580 subscribing dealers to our North American dealer network and 501 subscribing dealers terminated their affiliation with us or were terminated by us. In order for us to grow or maintain our dealer networks, we need to reduce dealer turnover.

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

    We compete with other entities which maintain similar commercial Web sites including Autoweb.com, AutoVantage, Microsoft Corporation's Carpoint, CarsDirect.com, Driveoff.com, Greenlight.com and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation's BuyPower and Ford Motor Company's FordDirect.com. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

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

    We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume to decline. Since our dealers would be receiving fewer purchase requests, they may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationship with us or force us to decrease the fees we charge for our services, our revenues will decline which will have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. During the three months ended September 30, 2000, approximately 27% of Autobytel.com's purchase requests came through StoneAge.com. The agreement with StoneAge Corporation expires on March 1, 2000 and unless terminated by either party, automatically renews for a term of up to 14 months. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing partners capable of originating significant numbers of purchase requests on terms satisfactory to us. A number of our agreements with online service providers may be terminated without cause.

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

    We are constantly expanding our operations and introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for Internet-based vehicle purchasing and related services. We also intend to enter into new markets overseas. The growth of our operations requires us to increase expenditures before we generate revenues. For example, we need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations. As of October 31, 2000, we had 291 employees.

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

    Our licensees have launched Web sites in the United Kingdom, Sweden, Australia and Japan. We intend to expand our brand into other foreign markets through licensing our technology, business processes and trade names and by establishing relationships with vehicle dealers and strategic partners located in foreign markets.

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

    The control of a large amount of our stock by insiders could have an adverse effect on the market price of our common stock. As of October 31, 2000, our executive officers and directors beneficially own or control approximately 5.2 million shares or 23% of the outstanding shares of our common stock. In addition, as of such date, based on information available to us, our founders, Peter Ellis and John Bedrosian beneficially own or control approximately 8.2% and 12.3%, respectively, of the outstanding shares of our common stock. Our officers, directors, founders and their affiliates, assuming they vote together, have the ability to significantly influence and substantially control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions and other extraordinary transactions.

SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR INTERNET-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES.

    Sale of substantial numbers of shares of common stock in the public market could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times. Of the 20,336,083 shares that were outstanding as of October 31, 2000, approximately 15.0 million shares are eligible for sale in the public market without restriction and approximately
5.3 million shares are subject to restrictions on sale in the public market in accordance with the provisions of Rule 144 under the Securities Act of 1933, of which approximately 1.4 million shares are subject to the volume limitations of Rule 144 by virtue of Rule 145. In addition, holders of approximately 8.6 million shares of common stock are entitled to certain registration rights with respect to such shares until such time as the holders of such common stock may sell such shares under Rule 144 of the Securities Act.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Autobytel.Europe, which operates in Europe, is a majority-owned subsidiary of Autobytel.com. Autobytel.Europe incurs general operating expenses and enters into transactions, including investments in joint ventures and licensees, which require the use of local foreign currencies. As a result of these transactions, Autobytel.com is exposed to gains and losses resulting from changes in foreign currency exchange rates. These fluctuations may adversely affect Autobytel.com's consolidated results of operations and financial position. In certain circumstances, Autobytel.Europe enters into foreign currency forward contracts in an effort to minimize the risks and costs associated with these fluctuations. Neither Autobytel.com nor Autobytel.Europe enters into foreign currency forward contracts or other financial instruments for trading or speculative purposes.

    In July 2000, Autobytel.Europe entered into foreign currency forward exchange contracts with maturity dates of September 26, 2000 and June 26, 2001. These contracts obligate Autobytel.Europe to exchange U. S. dollars for predetermined amounts of Netherlands guilders at specified exchange rates on specified dates. Included in Autobytel.com's consolidated statements of operations are realized and unrealized losses of $0.7 million and $1.1 million, respectively, resulting from changes in the spot exchange rate, including those from open matured and terminated contracts.

    A sensitivity analysis indicates that for each 5% increase in exchange rates on foreign currencies utilized by Autobytel.Europe, Autobytel.com would incur additional losses of $0.7 million on foreign currency forward contracts outstanding and $0.6 million on foreign currency cash balances at September 30, 2000.

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

    The selling shareholders of A.I.N. Corporation are obligated to fully indemnify Autobytel.com for all losses, including attorney's fees, expenses, settlements and judgements, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel.com common stock transferred to the selling shareholders as part of the acquisition of A.I.N. Corporation, as well as $250,000 in cash. As of September 30, 2000, the obligation was secured by the 450,000 shares of common stock and $122,000 in cash after expenses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    We have no specific plans at this time for the use of the balance of the proceeds received from the initial public offering and expect to use such proceeds for working capital and general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    3.1     Amended and Restated Bylaws of autobytel.com inc.

    10.1 Letter agreement, dated July 14, 2000, between ABN AMRO Bank N.V. and Autobytel.Europe Holdings B.V. regarding foreign currency forward transaction.

    10.2 Letter agreement, dated July 19, 2000, between ABN AMRO Bank N.V. and Autobytel.Europe Holdings B.V. regarding foreign currency forward transaction.

    10.3 Letter agreement, dated July 24, 2000, between ABN AMRO Bank N.V. and Autobytel.Europe Holdings B.V. regarding foreign currency forward transaction.

    10.4 Contract of Employment, dated September 1, 2000, between Max Rens and Autobytel.Europe Holdings B.V. and addendum thereto.

    10.5 Employment Agreement, dated as of May 3, 2000, between Dennis Benner and autobytel.com inc.

    27.1    Financial Data Schedule

    (b) REPORTS ON FORM 8-K

    1. On July 28, 2000, we filed a Report on Form 8-K, dated July 27, 2000, announcing our financial results for the second quarter of 2000.

    2. On September 18, 2000, we filed a Report on Form 8-K, dated September 15, 2000, announcing our expectations regarding year over year revenue growth for the third quarter 2000 and fiscal year 2000 and earnings per share for such periods.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      autobytel.com inc.

Date: November 13, 2000               By: /s/                  AMIT KOTHARI
                                          ----------------------------------------------------
                                          Amit Kothari
                                          Vice President, Controller and
                                          Interim Chief Financial Officer
                                          (Principal Financial and Accounting Officer and
                                          Duly Authorized Officer)

                                  EXHIBIT INDEX

                                                                                                     SEQUENTIALLY
                                                                                                       NUMBERED
   NUMBER                                         DESCRIPTION                                            PAGE
   ------                                         -----------                                            ----
     3.1       Amended and Restated Bylaws of autobytel.com inc.

    10.1       Letter agreement, dated  July 14, 2000, between ABN AMRO Bank N.V. and
               Autobytel.Europe Holdings B.V. regarding foreign currency forward transaction.

    10.2       Letter agreement, dated  July 19, 2000, between ABN AMRO Bank N.V. and
               Autobytel.Europe Holdings B.V. regarding foreign currency forward transaction.

    10.3       Letter agreement, dated  July 24, 2000, between ABN AMRO Bank N.V. and
               Autobytel.Europe Holdings B.V. regarding foreign currency forward transaction.

    10.4       Contract of Employment, dated September 1, 2000, between Max Rens and
               Autobytel.Europe Holdings B.V. and addendum thereto.

    10.5       Employment Agreement, dated as of May 3, 2000, between Dennis Benner and
               autobytel.com inc.

    27.1       Financial Data Schedule (EDGAR version only)