Form 10-K
period 2000-12-31
AUTOBYTEL COM INC
filed 2001-03-29
CIK 1023364

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Based on the closing sale price of $1.7188 for our common stock on the Nasdaq National Market System on March 15, 2001, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $29.1 million. As of March 15, 2001, 20,364,070 shares of our common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of our Definitive Proxy Statement for the 2001 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

================================================================================
                               autobytel.com inc.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                                               Page
                                                                                              Number
                                                                                              ------
         Index ...........................................................................       2

                                     PART I
Item 1.  Business ........................................................................       3
Item 2.  Properties ......................................................................      27
Item 3.  Legal Proceedings ...............................................................      27
Item 4.  Submission of Matters to a Vote of Security Holders .............................      28

                                     PART II

Item 5.  Market for the Company's Common Equity and Related
         Stockholder Matters .............................................................      28
Item 6.  Selected Financial Data .........................................................      29
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ......................................................................      29
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ......................      36
Item 8.  Financial Statements and Supplementary Data .....................................      37
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure ........................................................      37

                                    PART III

Item 10. Directors and Executive Officers of the Company .................................      37
Item 11. Executive Compensation ..........................................................      37
Item 12. Security Ownership of Certain Beneficial Owners and Management ..................      37
Item 13. Certain Relationships and Related Transactions ..................................      38

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................      38
         Signatures ......................................................................      39

                                     PART I

ITEM 1. BUSINESS

        The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, our outlook regarding our performance and growth are forward-looking statements. These forward-looking statements are just predictions and involve risks and uncertainties such that actual results may differ materially from these statements. Important factors that could cause actual results to differ materially from those reflected in forward-looking statements made in this Annual Report are set forth under the heading "Risk Factors." Stockholders are urged not to place undo reliance on forward-looking statements, which speak only as of the date hereof. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements. Unless specified otherwise as used herein, the terms "we," "us" or "our" refer to autobytel.com inc. and its subsidiaries.

OVERVIEW

        We are an internationally branded online automotive commerce company that provides consumers with automotive solutions throughout the lifecycle of vehicle ownership, capturing revenue at multiple stages. We own leading, branded Internet sites for new and pre-owned vehicle information and automotive services that link buyers and sellers in an information-rich environment. Through our Web sites, www.autobytel.com and www.carsmart.com, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles and purchase, finance, lease, insure, sell or maintain their vehicles. We believe that our services provide benefits for consumers by supplying them with information to make informed and intelligent vehicle decisions throughout the lifecycle of vehicle ownership.

        Consumers can purchase new vehicles through our dealer referral network and our locate-to-order service, AutobytelDIRECT(SM). When consumers indicate they are ready to buy a vehicle, they can be connected to our network of over 4,800 participating dealers in North America, of which over 3,500 are Autobytel.com(R) dealers and over 1,300 are CarSmart.com(SM) dealers, with each dealer representing a particular vehicle make. Approximately 400 dealers subscribe to both the Autobytel.com and CarSmart.com services. Dealers participate in our network by entering into non-exclusive contracts with us. We expect our dealers to promptly provide a haggle-free, competitive offer. Fees paid by our participating dealers constitute the majority of our revenues.

        AutobytelDIRECT is a locate-to-order service offering a real-time online inventory of thousands of new vehicles, instant up-front pricing, multiple trade-in options, competitive financing and insurance and at-home or office delivery. Consumers can search for the vehicle they need, assisted by a variety of filters, such as make, model, series, engine, transmission and color. Once consumers locate their vehicle of choice, AutobytelDIRECT's Customer Care Center assists the consumer in the purchase process.

        Consumers can purchase pre-owned vehicles through our Pre-Owned CyberStore. The Pre-Owned CyberStore allows consumers to search for a pre-owned vehicle according to the price, make, model, color, year and location of the vehicle. The CyberStore locates and displays the description, location and, if available, actual photograph of vehicles that satisfy the consumer's search parameters.

        Our MyGarage service area is designed to empower consumers by providing cost effective and efficient processes for dealing with common service and maintenance issues. The site enhances consumer personalization and includes key components such as access to Autobytel.com Accredited Service Centers, the ability to schedule service and maintenance appointments online and receive information such as service reminders and recall information.

        Consumers can also apply for and receive insurance, financing, leasing and warranty proposals as well as other services and information through our Web sites. In an arrangement with Peoplefirst we provide consumers with access to competitive loan rates. We also provide a link on our Web sites so consumers can receive real-time quotes for insurance coverage from Channelpoint Corporation and submit quote applications online. Participants in the program include The Hartford (Hartford Financial Services Group, Inc.), The GE Auto Insurance Program and Ekemper.

        In January 2001, we introduced iManager(R), a multi-functional dealer management system and an upgrade of our Dealer Real Time(R) system. We are converting the Autobytel.com dealers from the Dealer Real Time system to iManager. The iManager system provides dealers with immediate purchase request information for new and pre-owned vehicles, the ability to track multiple customers and purchase requests, turnkey customer retention programs, automatic uploading of new and pre-owned vehicle inventory into our database, reporting systems, including transaction status, customer information and Internet department performance, and other features. The CarSmart.com dealers use a dealer system called SmarTrack.

        In February 2001, we signed an agreement with General Motors Corporation
(GM) to conduct a 90-day test of a new GM online locate-to-order business model. The model involves modification of our existing Autobytel.com Web site for consumers from the Washington, D.C. metropolitan area. The test program will combine the independent all makes, all models capability of Autobytel.com with a dealer-set online e-price and locate-to-order vehicle inventory model for Chevrolet vehicles.

        In 1999 and 2000, we established joint ventures and entered into licensing agreements in Europe, Japan and Australia and are exploring additional opportunities in Europe, Asia and Latin America. We receive fees from each licensing agreement.

        In February 2000, Autobytel.com acquired A.I.N. Corporation, the owner of CarSmart.com, one of the leading online buying sites for new and pre-owned vehicles, for 1.8 million shares of Autobytel.com common stock and $3 million in cash. As of February 28, 2001, CarSmart.com had over 1,300 dealers, established relationships with more than 200 credit unions and strategic marketing agreements with several of the top Internet portals, including AOL.com, Alta Vista and GO2Net. A.I.N. Corporation is referred to herein as A.I.N. or CarSmart.com. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." We are currently in the process of integrating the executive and administrative personnel of CarSmart.com. We continue to operate CarSmart.com as a separate Web site, and we have not yet determined whether we will integrate it into our Autobytel.com Web site in the future.

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

        The Automotive Vehicle Market. Automotive dealers operate in localized markets and face significant state regulations and increasing business pressures. These fragmented markets, with approximately 47,000 dealers in aggregate, are characterized by:

        -       a perceived overabundance of dealerships,

        -       competitive sales within regional markets,

        - increasing advertising and marketing costs that continue to reduce dealer profits,

        -       high-pressure sales tactics with consumers, and

        - large investments by dealers in real estate, construction, personnel and other overhead expenses.

        In addition, consumers have traditionally entered into the highly negotiated sales process with relatively little information regarding manufacturer's costs, leasing costs, financing costs, relative specifications and other important information. Buying a vehicle is considered to be one of the most significant purchases a United States consumer makes. According to Manheim Auctions, approximately $744 billion and $702 billion was spent on new and pre-owned vehicles in the United States representing the sale of approximately 59 million and 58 million vehicles in 2000 and 1999, respectively. Although automotive retailing attracts significant consumer dollars, we believe that consumers associate the traditional vehicle buying experience with high-pressure sales tactics.

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

        Benefits to Consumers. Our Web sites provide consumers free of charge up-to-date specifications and pricing information on vehicles. In addition, our consumers gain easy access to valuable automotive information, such as dealer invoice pricing and tools consisting of a lease calculator, a loan calculator to determine monthly payments and a lease or buy decision assistant. Our database of articles allows consumers to perform online library research by accessing documents such as weekly automotive reports, consumer reviews and manufacturer brochures. Various automotive information service providers, such as Edmund's, Kelley Blue Book, Pace Publication's Carprice.com and IntelliChoice, are also available on Autobytel.com's Web site to assist consumers with specific vehicle and related automotive decisions such as insurance and financing. Armed with such information, the consumer should be more confident and capable of making an informed and intelligent vehicle buying decision.

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

        Benefits to Dealers. We believe we benefit dealers by reducing the dealers' incremental personnel and marketing costs, increasing consumer satisfaction and increasing sales volume. Through our investment in national advertising and brand recognition of Autobytel.com and CarSmart.com, we attract consumers to our Web sites and, based on the consumers' preference, we either direct them to dealers in their local area or facilitate the purchase process for consumers through AutobytelDIRECT. We believe this provides dealers access to a larger number of prequalified consumers or outsourced purchase transactions. We believe dealers' personnel costs should be reduced because we provide dealers access to potential purchasers who have completed their research and should be ready to buy or lease a vehicle or provide dealers with outsourcing of the vehicle purchase process through AutobytelDIRECT. As a result, reaching these consumers and selling or leasing them vehicles costs the dealer little or no additional overhead expense other than the fees paid to us and the personnel costs of a dedicated manager. Through our iManager and

Dealer Real Time systems, Autobytel.com provides dealers with on-site technology to better track sales, inventory, customer solicitations, responses and other communications.

        By providing consumers a quality fulfillment experience, we seek to provide our dealers a large number of consumers, which allows them to compete more effectively. Our solution includes a network of over 4,800 participating dealers in the United States and Canada representing every major domestic and imported make of vehicles and light trucks.

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

Autobytel.com currently provides the following services on its Web site:


                                  [FLOW CHART]


CarSmart.com currently provides the following services on its Web site:

                                  [FLOW CHART]

STRATEGY

        Our primary objective is to connect buyers and sellers in an information-rich environment throughout the vehicle ownership lifecycle. We intend to achieve this objective through the following principal strategies:

        Continue to Build Brand Equity. We believe that due to our focus on both online and traditional marketing, we own two of the leading brand names in our sector. We intend to continue to aggressively market and advertise to enhance our brand recognition with consumers. We believe that continuing to strengthen brand awareness of the Autobytel.com and CarSmart.com names among consumers is critical to attract vehicle buyers, increase purchase requests and outsourced purchase transactions and, in turn, maintain and increase the size of our dealer base. We intend to continue advertising on the Internet and through traditional media, such as television, radio and print publications.

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

        Increase Purchase Requests and Purchases. We believe that increasing the volume and quality of purchase requests and purchases directed from our Web sites to our dealer networks is crucial to the long-term growth and success of our business. By augmenting the volume of quality purchase requests and purchases, we expect to attract additional dealers to our networks, increase fees paid by dealers, and solidify our relationships with participating dealers. Our strategy for increasing traffic to our sites and the number of purchase requests and purchases includes forming and maintaining online sponsorships and alliances with Internet portals and with Internet automotive information providers. As part of our strategy to improve the quality of purchase requests, we continue to expand the breadth and depth of information and services available through our Web sites so that well informed, ready-to-buy consumers can be directed to participating dealers. In addition, we established AutobytelDIRECT to attract consumers who prefer to complete the purchase of a vehicle with our assistance and limited dealer contact. The service provides dealers with outsourcing of the purchase process of a vehicle for a fixed fee and the added convenience to consumers of completing the purchase process online with our assistance.

        Expand and Improve Dealer Network. We believe that strengthening the size and quality of our dealer networks is important to the success and growth of our business. Our strategy is to increase the size of our dealer networks by attracting new dealers and strengthening relationships with existing dealers by:

        - increasing the volume and quality of purchase requests and purchases,

        - advertising in trade publications aimed at dealers and participating in industry trade shows,

        - maintaining our extensive training and support programs to participating dealers, and

        - providing our iManager, Dealer Real Time or SmarTrack systems, as applicable, to all participating dealers.

        Invest in Related Products and Services. We believe that expanding our products and services to both consumers and dealers is critical to establish ourselves as the premier provider of online automotive products and services. Our strategy is to continue to enhance personalization features and invest in related products and services, such as the CyberStore, maintenance and service, and warranty, finance and insurance services. The iManager, Dealer Real Time and SmarTrack systems will allow us to launch new products and services for our dealers. We also allow dealers to offer accessories directly through our Web sites. We expanded the advertising sales on our Web sites and marketed the information in our database in accordance with our privacy policy. We expect to further expand these businesses.

        Expand Internationally. We intend to continue our international expansion through licensing agreements and joint ventures with local strategic investors. In January 2000, Autobytel.Europe LLC and Autobytel.com entered into an operating agreement with Inchcape plc, Pon Holdings B.V. and GE Capital Equity Holdings, Inc. to expand our existing operations and business throughout Europe. We licensed our technology, business processes and trade name to Autobytel.Europe on a royalty free perpetual basis and contributed to Autobytel.Europe our existing license agreements for the United Kingdom and Scandinavia and Finland. In turn, Autobytel.Europe intends to license such technology, business processes and trade name to other national operating companies in European countries. Autobytel.Europe will usually invest in such national operating companies or obtain options to acquire equity positions in such companies. Autobytel.Europe currently has licensing agreements for the United Kingdom, Sweden, Spain and The Netherlands and intends to establish licensing agreements in Germany, France and Italy as well as certain other countries in Western and Eastern Europe. We have also established joint ventures in Japan and Australia with several strategic investors. We are currently exploring additional opportunities in Asia and Latin America.

PRODUCTS, PROGRAMS AND SERVICES

        New Vehicle Purchasing Service. Our new vehicle purchasing service enables consumers to shop for and select a new vehicle through our Web sites by providing research on new vehicles such as pricing, features, specifications and colors. When consumers indicate they are ready to buy a vehicle, a consumer can complete a purchase request online, which specifies the type of vehicle and accessories the consumer desires, along with the consumer's contact information. The purchase request is then routed by us to the nearest participating dealer that sells the type of vehicle requested, and we promptly return an e-mail message to the consumer with the dealership's name and phone number and the name of the dedicated manager at the dealership. Dealers agree in their contracts to contact the consumer within 24 hours of receiving the purchase request with a firm, haggle-free price quote for the requested vehicle. When consumers complete their purchase, they usually take delivery of their vehicle at the dealership showroom. Generally, within 14 days of the submission of a consumer's purchase request, we contact the consumer again by e-mail to conduct a quality assurance survey that allows us to evaluate the sales process at participating dealers and improve the quality of dealer service.

        Our network had over 4,800 dealers as of February 28, 2001, which represents a modest decline from the number of dealers we had as of December 31, 2000, of which over 3,500 are Autobytel.com dealers and over 1,300 are CarSmart.com dealers. Approximately 400 dealers subscribe to both the Autobytel.com and CarSmart.com services. These dealers represent every major domestic and imported make of vehicle and light truck sold in the United States and Canada. Dealerships are charged initial subscription fees and on-going fees, principally on a monthly basis.

        New Vehicle Locate-to-Order Service. We launched our locate-to-order service in January 2000. AutobytelDIRECT is a direct-to-consumer new vehicle buying service offering a real-time online inventory of thousands of vehicles, instant up-front pricing, multiple trade-in options, competitive financing and insurance and at-home or office delivery. Consumers can search for the vehicle they desire assisted by a variety of filters, such as make, model, service, engine, transmission and color. Once consumers locate their vehicle of choice, AutobytelDIRECT's Customer Care Center can assist in the purchase process.

        AutobytelDIRECT allows dealers to outsource the closing of the vehicle purchase for a fixed fee. In most states, upon the completion of a sale, AutobytelDIRECT dealers will pay fees ranging from $100-$1,000, depending on the gross selling price of the vehicle. As of February 28, 2001, AutobytelDIRECT had 611 participating dealers.

        Pre-Owned CyberStore. We launched our CyberStore program in April 1997. The CyberStore allows consumers to search for a certified or non-certified pre-owned vehicle according to specific search parameters such as the price, make, model, mileage, year and location of the vehicle. CyberStore locates and displays the description, location and, if available, actual digital photograph of vehicles that satisfy the search parameters. The consumer can then complete a formal purchase request for a specific vehicle and is contacted by the dealer to conclude the sale. To be listed in the CyberStore a certified pre-owned vehicle must pass an extensive inspection and be covered by a 72-hour money-back guarantee and a three-month, 3,000-mile warranty, which is honored nationally by certified Pre-Owned CyberStore dealers. We charge each vehicle dealer that participates in the CyberStore program a separate additional monthly fee. The CyberStore program uses the iManager and Dealer Real Time systems to provide participating dealers online purchase requests shortly after submission by consumers as well as the ability to track their inventory on a real-time basis.

        Service and Maintenance. In June 1999, we launched a comprehensive site designed to facilitate the service process for consumers. The site is designed to empower consumers with cost effective and efficient processes for dealing with common service and maintenance issues. The site enhances consumer personalization. It includes key components such as access to Autobytel.com Accredited Service Centers and the ability to schedule service and maintenance appointments online. At the My Garage area consumers can store and receive information about their cars and trucks, such as service reminders, recall information and a lease watch to help keep track of mileage on a leased vehicle. The site offers "Ask the Expert", a section that offers answers to frequently asked service and maintenance questions. In addition, the site offers travel and weather information as well as maps.

        Participating service centers must commit to respond to consumers within 24 hours with competitive no-haggle service prices. The site enables dealers to use the Internet to further serve their customers. As of February 28, 2001, we had 349 Autobytel.com Accredited Service Centers.

        Other Related Products and Services. We offer a number of related products and services that we market to consumers through our Web sites and the linked Web sites of participating third party providers. We make purchase and lease financing available to consumers through Peoplefirst that allow consumers to research and apply for vehicle financing online in a secure manner. Consumers can apply for a loan or lease online at the time they submit their purchase request for either a new or pre-owned vehicle. Consumers are able to arrive at the dealership with their loan pre-approved and their credit verification documents in hand. We believe that the convenience of pre-approved purchase or lease financing, combined with a firm, competitive price, enables dealers more easily to consummate purchase requests. Peoplefirst pays us a referral fee and an origination fee for most loans.

        We provide a link on our Web sites so consumers can receive real-time quotes for insurance coverage from Channelpoint Corporation and submit quote applications online. Participants in the program include The Hartford (Hartford Financial Services Group, Inc.), The GE Auto Insurance Program and Ekemper. As of February 28, 2001, the service was available to consumers in 37 states and the District of Columbia. We typically receive a marketing fee for every quote application sent to a participating insurance company or agent by a consumer accessing the Channelpoint Web site through our Web sites. In addition, we provide Warrantybynet Inc.'s warranty products and receive fees per warranty sold.

        We offer information concerning all aspects of owning and leasing new and pre-owned vehicles that we believe makes our Web sites valuable resources to consumers. We also offer a lease calculator, a loan calculator to determine monthly payments and a lease or buy decision tool.

        The iManager System. In 1997, we launched a proprietary technology and software system called the Dealer Real Time system. The Dealer Real Time system is an Internet-based communications platform that gives dealers a competitive advantage compared to delivering purchase requests by fax. In January 2001 we launched iManager, an upgrade of the Dealer Real Time system.

        Using Internet technology, the iManager system enables the dealer to:

        - instantaneously access a consumer's vehicle purchase request as soon as the consumer submits it online,

        - consolidate Internet leads from multiple sources and showroom traffic in a single application,

        -       track all interaction with the consumer,

        - accelerate dealer response time to consumers' online vehicle purchase requests,

        - send e-mail to consumers using a variety of predetermined templates,

        - access purchase requests through web-enabled cellular phones and wireless handheld devices,

        - input new and used vehicle inventory information for immediate display to consumers on Autobytel.com Web pages,

        - track dealership performance through a series of reports available online,

        -       access Autobytel.com "news" and product information online, and

        - contact Autobytel.com technical support personnel via e-mail links.

        CarSmart.com dealers use the SmarTrack dealer system. We are currently evaluating whether to standardize all of our dealers on a single system.

INTERNATIONAL ACTIVITIES

        We have established and intend to further expand our presence in foreign markets through licensing agreements and by establishing relationships with vehicle dealers and strategic investors located in foreign markets.

        Europe. We established Autobytel.Europe with strategic investors to expand our operations in Europe. We licensed our technology, business processes and trade name to Autobytel.Europe on a royalty free perpetual basis and contributed to Autobytel.Europe our existing license agreements for the United Kingdom and Scandinavia and Finland. Autobytel.Europe intends to license such technology, business processes and trade name to national operating companies in European countries. Autobytel.Europe will generally invest in such national operating companies or obtain options to acquire equity positions in such companies. Autobytel.Europe also intends to offer joint services to such companies to localize the Autobytel.com offerings while building its brand name among consumers in individual countries as well as on a Pan-European and regional basis. The strategic investors in Autobytel.Europe are GE Capital Equity Holdings, Inc., Inchcape plc, the United Kingdom's largest independent importer and distributor of motor vehicles, Pon Holdings B.V., a major distributor of vehicles in The Netherlands, e-LaSer, a leader in customer services and e-commerce in Europe and a subsidiary of Galeries Lafayette Group and Continental AG, a major tire manufacturer. As of February 28, 2001, we owned 78% of Autobytel.Europe.

        The license agreement with Auto-by-Tel UK limited, a subsidiary of Inchcape plc, is a 20-year exclusive agreement to license our technology, business processes and trade name in the United Kingdom, as well as provide maintenance and development for such technology. The license agreement with Auto-By-Tel AB is a similar 10-year exclusive agreement for Sweden. The United Kingdom and Swedish sites were launched in April 1999. As of February 28, 2001, Autobytel.Europe owned 15% of Auto-By-Tel AB. Autobytel.Europe entered into 10-year exclusive license agreements for The Netherlands and Spain. The Netherlands and Spanish sites were launched in

February 2001. Autobytel.Europe intends to establish licensing agreements in Germany, France and Italy as well as other countries in Western and Eastern Europe.

        Japan. In June 1999 we established Autobytel Japan Kabushiki Kaisha with six Japanese investors. We entered into a 10-year exclusive agreement with Autobytel Japan to license our technology, business processes and trade name in Japan. The strategic investors in Autobytel Japan are ITOCHU Corporation, a global trading company with approximately $110 billion in revenue; Intec, Inc., a leading independent systems integrator and network service provider with its own infrastructure in Japan; e-solutions, inc., an e-commerce solutions provider from business plan to implementation; Recruit Co., Ltd., the publisher of Japan's most widely recognized auto-related magazine; Orient Corporation, a leading consumer finance company in Japan; and TransCosmos, a leading network services company in Japan. GE Capital is also an investor in Autobytel Japan. Autobytel Japan launched its Web site in November 1999. As of February 28, 2001, we owned 26% of Autobytel Japan.

        Australia. In February 2000 we established autobytel Australia Pty Limited with six Australian investors. We entered into a 10-year exclusive agreement with Autobytel Australia to license our technology, business processes and trade name in Australia as well as to localize the Autobytel.com offerings for the Australian market. The strategic investors in Australia are St. George Bank Limited, one of Australia's largest banks with over 20 years experience in the automotive finance industry; Trading Post, Australia's largest print and online used car market; Astre Automotive, Australia's largest vehicle distributor and importer; RACV (Royal Automobile Club of Victoria), with approximately 1.3 million members; Fortis Insurance, one of Australia's largest automotive insurance companies; and Strathfield E-Ventures, a technology based company specializing in e-commerce sales of auto accessories with extensive automotive e-commerce knowledge. Autobytel Australia launched its Web site in October 2000. As of February 28, 2001, we owned 30% of Autobytel Australia.

        Canada. Through our wholly-owned subsidiary, Autobytel.ca inc., we launched Autobytel.ca in Canada in 1998. As of February 28, 2001, approximately 176 Canadian dealerships belonged to our network.

        Expansion Opportunities. We are currently exploring additional opportunities in Europe, Asia and Latin America.

        Revenues from our customers outside of the United States were less than 10% of total revenues for the years ended December 31, 2000 and December 31, 1999.

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

        We have established marketing and advertising programs with many of the leading automotive information providers on the Internet, including Edmund's, IntelliChoice and Kelley Blue Book which direct traffic to our Web site and increase purchase requests. Our agreements with automotive information providers typically have a term of one year.

        In 2000, approximately 17% of our total purchase requests originated from StoneAge Corporation. Our agreement with StoneAge, pursuant to which we receive referrals from StoneAge's Web site, is scheduled to expire in March 2002. StoneAge provides us with the largest number of purchase requests other than consumers visiting the Autobytel.com Web site directly. We pay StoneAge based on a per purchase request basis.

        Our agreement with NBC Internet provides for anchor tenancy in the New Car Center on its Web site, NBCi.com, as well as other promotions on its Web site. The agreement also provides for a co-branded Web site. The agreement is for a term of three years expiring in March 2002. We pay NBCi annual and monthly fees.

        As of December 31, 2000, the aggregate minimum future payments under our agreements with Internet portals was $10.9 million.

        During 2000, our total Internet marketing and advertising costs incurred were $20.6 million, including set-up and initial, annual, monthly and variable fees of $0.5 million, $0.6 million, $7.5 million and $12.0 million, respectively.

        We supplement our Internet presence with television, radio and print advertising. In late 1996, we began to broaden our marketing efforts with a campaign to accelerate consumer awareness of the Autobytel.com brand name and drive traffic to our Web site through cable television advertisements featured on CNN and CNET, Inc. and network television advertisements featured on NBC and MSNBC. We expect to continue to use television advertising to strengthen our brand awareness.

        In addition to our consumer-oriented marketing activities, we also market our programs directly to dealerships, participate in trade shows, advertise in trade publications and major automotive magazines and encourage subscribing dealerships to recommend our program to other dealerships.

INTELLECTUAL PROPERTY

        We have registered service marks, including Auto-By-Tel, Autobytel.com and our Autobytel.com logo and have applied for additional service marks and numerous patents. We regard our trademarks, service marks and brand names as important to our business.

DEALER RELATIONSHIPS AND SERVICES

        Dealer Network. Dealers participate in our networks by entering into contracts with us. Autobytel.com is converting its dealers to new contracts with one-year terms that are terminable on 30 days' notice by either party. Our dealerships are located in most major metropolitan areas in the United States and Canada. As of February 28, 2001, the Autobytel.com participating dealership base totaled over 3,500 dealers. Dealerships pay initiation and monthly fees to subscribe to our online marketing program. Both the initial and monthly subscription fees are established in the contract and are based upon many business factors including the type and location of the franchise. We reserve the right to raise our fees to dealers upon 30 days notice after the first six months of the term. We do not prevent dealers from entering into agreements with our competitors.

        CarSmart.com's dealer agreements are generally for a term of three years and are terminable on 30 days' notice by CarSmart.com. As of February 28, 2001, the CarSmart.com participating dealership base totaled over 1,300 dealers. CarSmart.com's dealers pay initial, annual and monthly subscription fees. CarSmart.com reserves the right to revise fees after six months. CarSmart.com is converting its dealers to new contracts with one year terms and no annual fees.

        As of February 28, 2001, dealers that participated in both the Autobytel.com and CarSmart.com new vehicle purchasing services totaled approximately 400.

        As of February 28, 2001, 611 dealers participated in our AutobytelDIRECT service. Dealer agreements for the AutobytelDIRECT service provide for a fixed fee of $100-$1,000 for each vehicle sold through the service, depending on the gross sales price of the vehicle. Such agreements are cancelable by either party upon 30 days notice.

        Customer Support. We actively monitor subscribing dealers through ongoing customer surveys, and research conducted by our internal dealer support group. Generally, within 14 days after a consumer submits a purchase request through one of our Web sites, we re-contact the consumer by e-mail requesting completion of a quality assurance survey that allows us to evaluate the sales process at participating dealers. Additionally, we perform telephone surveys of our customers to further support the information gained from the written quality assurance surveys. Dealerships that fail to abide by our program guidelines or who generate repeated consumer complaints are reviewed and, if appropriate, terminated. In return for requiring a high level of consumer service, we assign participating dealerships exclusive territories. We try to assign dealers attractive territories in order to increase participation in our program.

        Each dealer agreement obligates the dealers to adhere to our policy of providing prompt responses to customers, no haggle pricing and full disclosure regarding vehicle availability, add-ons and related matters. We require each dealer to have a manager whose principal responsibility is supervising our system, similar to the way in which most dealers have a new vehicle sales manager, pre-owned vehicle sales manager and service and parts department managers who are responsible for those dealership functions. We reserve the right to reduce or modify each dealer's assigned territory after the first six months, although there can be no assurance that a dealer whose territory is reduced or modified will not contest such a change or terminate its subscription. We cannot be sure that dealers whose territories are reduced or modified by us will not pursue legal action against us in an effort to prevent the change or recover damages.

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

        -       brand name recognition,

        -       speed and quality of fulfillment,

        -       variety of related products and services,

        -       ease of use,

        -       customer satisfaction,

        -       quality of service, and

        -       technical expertise.

        Our vehicle purchasing services compete against a variety of Internet and traditional vehicle buying services, automotive brokers and classifieds. Many of such competitors are substantially better financed than we are. In the Internet-based market, we compete with other entities which maintain similar commercial Web sites including Autoweb.com, AutoVantage, Microsoft Corporation's CarPoint, CarsDirect.com, Cars.com and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation's BuyPower and Ford Motor Company's FordDirect.com.

        We also compete with vehicle insurers, lenders and lessors as well as individual dealerships. Such companies may already maintain or may introduce Web sites which compete with ours. We cannot assure that we can compete successfully against current or future competitors, many of which have substantially more capital, resources and access to additional financing than we do, nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, decreased Web site traffic or loss of market share or otherwise will not materially and adversely affect our business, results of operations and financial condition. We compete primarily on brand name recognition acquired through early entry into the Internet-based automotive purchase referral market and through customer and dealer satisfaction.

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

        We believe that our dealer marketing services do not constitute franchising or, other than our AutobytelDIRECT service, vehicle brokerage activity in a way that makes franchise, motor vehicle dealer, or vehicle broker licensing laws applicable to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. However, if individual state regulatory requirements change or additional requirements are imposed on us, we may be required to modify our service programs in such a state in a manner which may undermine our program's attractiveness to consumers or dealers or not offer such service or terminate our operations in such a state. As we introduce new services, we may need to comply with additional licensing regulations and regulatory requirements.

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

        Insurance Related Activities. We provide a link on our Web sites so consumers can receive real time quotes for insurance coverage from Channelpoint Corporation and submit quote applications online. Participants in the program include The Hartford (Hartford Financial Services Group, Inc.), The GE Auto Insurance Program and Ekemper. We typically receive a marketing fee for every quote application sent to a participating insurance company or agent by a consumer accessing the Channelpoint Web site through our Web sites. We receive no premiums from consumers nor do we charge consumers fees for our services. All applications are completed on Channelpoint's Website.

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

EMPLOYEES

        As of February 28, 2001, we had a total of 276 employees, including 34 employees of CarSmart.com and 14 employees of Autobytel.Europe. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

        We have incurred losses every quarter since inception and expect to continue to incur losses until the second half of 2001. However, we can not assure that we will be profitable during such period or thereafter. Autobytel.com, including CarSmart.com from the date of acquisition, had an accumulated deficit of $95.6 million and $66.6 million as of December 31, 2000 and 1999, respectively. CarSmart.com had an accumulated deficit of $3.2 million as of December 31, 1999.

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

        -       successfully introduce new products and services,

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

IF OUR DEALER TURNOVER INCREASES, OUR DEALER NETWORKS AND REVENUES DERIVED FROM THESE NETWORKS MAY DECREASE.

        The majority of our revenues are derived from fees paid by our networks of subscribing dealers. If dealer turnover increases and we are unable to add new dealers to mitigate any turnover, our revenues will decrease as our network of dealers decreases. If the number of dealers in our networks declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. All of our subscribing dealers have entered into written marketing agreements with us having a stated term of one year, three years or five years, but the Autobytel.com dealer agreements are cancelable by the dealer upon 30 days notice. A significant number of the agreements are for a one year term. We cannot assure that dealers will not terminate their agreements with us. Subscribing dealers may terminate their relationship with Autobytel.com for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and pre-owned vehicle dealers. During 2000, we added approximately 3,500 subscribing dealers to our North American dealer networks, including approximately 1,500 which were added as a part of the CarSmart.com acquisition, and approximately 1,800 subscribing dealers terminated their affiliation with us or were terminated by us. In order for us to grow or maintain our dealer networks, we need to reduce dealer turnover.

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

        Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classifieds. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is new, and competition among commercial Web sites may increase significantly in the future. Many of our competitors are substantially better financed than we are. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully as an Internet-based commercial entity, we must significantly increase awareness of our services and brand name. Failure to achieve these objectives will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

        We compete with other entities which maintain similar commercial Web sites including Autoweb.com, AutoVantage, Microsoft Corporation's Carpoint, CarsDirect.com, Cars.com and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation's BuyPower and Ford Motor Company's FordDirect.com. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PREDICT OUR FUTURE PERFORMANCE.

        Our quarterly operating results may fluctuate due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. We plan our business operations based on increased revenues and if our revenues do not increase faster than our expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

        - our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

        - the announcement or introduction of new or enhanced sites, services and products by us or our competitors,

        - our ability to joint venture with investors in the development of Autobytel branded companies internationally,

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

        Generally our quarter to quarter growth in revenues have offset any effects due to seasonality. However, we expect our business to experience seasonality as it matures. If this occurs, investors may not be able to predict our annual operating results based on a quarter to quarter comparison of our operating results. Seasonality in the automotive industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition. We anticipate that purchase requests will typically increase during the first and third quarters when new vehicle models are introduced and will typically decline during the second and fourth quarters. Internet and commercial online service usage and the growth rate of such usage typically declines during the summer.

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

        We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume to decline. Since our dealers would be receiving fewer purchase requests, they may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationship with us or force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. During 2000, approximately 17% of our purchase requests came through StoneAge.com. The agreement with StoneAge Corporation expires in March 2002 and unless terminated by either party, automatically renews for a term of up to 12 months. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. A number of our agreements with online service providers may be terminated without cause.

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

        We are constantly expanding our operations and introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for Internet-based vehicle purchasing and related services. We also intend to enter into new markets overseas. The growth of our operations requires us to increase expenditures before we generate revenues. For example, we need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations. As of February 28, 2001, we had 276 employees.

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

        We believe that neither our relationship with our dealers nor our dealer subscription agreements constitute "franchises" under federal or state franchise laws and that, other than our AutobytelDIRECT service, we are not subject to the coverage of state motor vehicle dealer licensing laws. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. However, if any state's regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner which undermines the program's attractiveness to consumers or dealers. If we become subject to fines or other penalties or if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

        A federal court of appeals in Michigan has ruled that our dealer subscription agreement is not a "franchise" under Michigan law. However, if our relationship or written agreement with our dealers were found to be a "franchise" under federal or state franchise laws, then we could be subject to other regulations, such as franchise disclosure and registration requirements and limitations on our ability to effect changes in our relationships with our dealers. We also believe that, other than our AutobytelDIRECT service, our dealer marketing service does not qualify as an automobile brokerage activity and, therefore, state broker licensing requirements do not apply to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to include a pricing model under which all subscribing dealers in Texas are charged uniform fees based on the population density of their particular geographic area and to make our program open to all dealers who wish to apply.

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

        We provide a link on our Web sites so consumers can receive real time quotes for insurance coverage from Channelpoint Corporation and submit quote applications online. Participants in the program include The Hartford (Hartford Financial Services Group, Inc.), The GE Auto Insurance Program and Ekemper. We receive fees from such participants in connection with this advertising activity.

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

        If we are unable to be licensed to comply with additional regulations, or are otherwise unable to comply with regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties, and our business, results of operations and financial condition could be materially and adversely affected.

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

        The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Web sites and technology obsolete. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our Web sites, Dealer Real Time and iManager systems and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our Web sites, Dealer Real Time and iManager systems, or other proprietary technology to customer requirements or to emerging industry standards.

WE ARE VULNERABLE TO ELECTRICITY BLACKOUTS AND COMMUNICATIONS SYSTEM INTERRUPTIONS BECAUSE THE MAJORITY OF OUR PRIMARY SERVERS ARE LOCATED IN A SINGLE LOCATION. IF ELECTRICITY OR COMMUNICATIONS TO THAT LOCATION WERE INTERRUPTED, OUR OPERATIONS COULD BE ADVERSELY AFFECTED.

        We host all of Autobytel.com production Web sites including Autobytel.com, Dealer Real Time and iManager systems at our corporate headquarters in Irvine, California. Although offsite backup servers are available from outside sources, all of Autobytel.com's primary servers are located at our corporate headquarters and are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future. As a result of a variety of factors, available electricity supply in California is not sufficient to meet demand at all times in some areas, and these constraints are projected to continue for several years. The supply constraints have been managed, and will likely continue to be managed, by a combination of obtaining additional supplies, requested conservation, interruption of certain customers whose rates include that possibility, and as a last resort, interruption of some or all customers in certain areas through "rolling blackouts." Relieving the supply constraints is likely to cause increases in the retail rates to be paid. To date, we have not been affected by rolling black-outs or other interruptions in service related to the constraints on supply, and we have a backup generator available to protect ourselves against rolling blackouts that last for a limited amount of time. We maintain business interruption insurance which pays up to $6 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses. The CarSmart.com Web site is hosted by a third party service provider.

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

        Our licensees have launched Web sites in the United Kingdom, Sweden, The Netherlands, Spain, Australia and Japan. We intend to expand our brand into other foreign markets through licensing our technology, business processes and trade names and by establishing relationships with vehicle dealers and strategic investors located in foreign markets.

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

        The control of a large amount of our stock by insiders could have an adverse effect on the market price of our common stock. As of February 28, 2001, our executive officers and directors beneficially own or control approximately
3.0 million shares or 13.2% of the outstanding shares of our common stock. In addition, as of such date, based on information available to us, our founders, Peter Ellis and John Bedrosian beneficially own or control approximately 7.8% and 12.3%, respectively, of the outstanding shares of our common stock. Our officers, directors, founders and their affiliates, assuming they vote together, have the ability to significantly influence and substantially control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions and other extraordinary transactions.

SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR INTERNET-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES.

        Sale of substantial numbers of shares of common stock in the public market could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. Of the 20,364,070 shares that were outstanding as of February 28, 2001, approximately 15.5 million shares are eligible for sale in the public market without restriction and approximately 4.9 million shares are subject to restrictions on sale in the public market in accordance with the provisions of Rule 144 under the Securities Act of 1933, of which approximately 1.4 million shares are subject to the volume limitations of Rule 144 by virtue of Rule 145. In addition, holders of approximately 8.3 million shares of common stock are entitled to certain registration rights with respect to such shares until such time as the holders of such common stock may sell such shares under Rule 144 of the Securities Act.

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

ITEM 2. PROPERTIES

        Our Autobytel.com operation is located in a single office building in Irvine, California. We occupy four floors, for a total of approximately 49,000 square feet. Each floor is leased with expiration dates ranging from September 2001 through February 2002. We have options to renew the leases on each floor for an additional 5-year term. Our CarSmart.com operation occupies approximately 6,500 square feet in a single office building in San Ramon, California. The lease for this office space expires in March 2003. Autobytel.Europe is located in a single office building in The Netherlands and occupies approximately 1,800 square meters. The lease expires in August 2005.

ITEM 3. LEGAL PROCEEDINGS

        A.I.N. was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks damages and equitable relief. The plaintiff contends he is entitled to a 49.9% ownership interest in A.I.N.'s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins' lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel.com was added as a cross defendant in such action. The lawsuit is and will be vigorously contested on behalf of Autobytel.com, A.I.N. and individual co-defendant Michael Gorun, former President of A.I.N.

        The selling shareholders of A.I.N. are obligated to fully indemnify Autobytel.com for all losses, including attorney's fees, expenses, settlements and judgments, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel.com common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250,000 in cash. As of February 28, 2001, the obligation was secured by the 450,000 shares of common stock and $95,000 in cash after expenses.

        On July 15, 1998, Autobytel.com and certain of its past and current officers were sued by former employee Thomas Heshion in a lawsuit entitled Thomas Heshion, et al. v. Auto-By-Tel Corporation, et al. in Orange County Superior Court. Plaintiff claimed that he was wrongfully terminated and that Autobytel.com and its officers interfered with an oral agreement between plaintiff and another co-worker for the purchase of the co-worker's Autobytel.com stock. Summary judgment was granted on the claims alleging interference with the alleged stock agreement. The remaining claims for wrongful termination were tried to a jury which returned a verdict in December 2000 in favor of plaintiff in the amount of $1.9 million.

        We believe the judgement is in error and we have retained new counsel to handle the post-trial motions and, if necessary, the appeal. We intend to vigorously contest the judgement.

From time to time, we are involved in other litigation matters relating to claims arising out of the ordinary course of business. We are involved in at least one such case currently. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition. However, if a court or jury rules against us and the ruling is ultimately sustained on appeal and damages are awarded against us that include punitive damages, such ruling could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

YEAR                                            HIGH           LOW
                                              --------      --------
1999
  First Quarter (from March 26, 1999) ..      $  41.88      $  35.38
  Second Quarter .......................      $  39.94      $  15.75
  Third Quarter ........................      $  23.25      $  11.56
  Fourth Quarter .......................      $  19.50      $  11.72
2000
  First Quarter ........................      $  16.88      $   7.88
  Second Quarter .......................      $   8.50      $   5.78
  Third Quarter ........................      $   6.88      $   4.06
  Fourth Quarter .......................      $   6.38      $   2.13
2001
  First Quarter (through March 23, 2001)      $   3.00      $   1.72

        As of February 28, 2001, there were 147 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We intend to retain all of our future earnings, if any, for use in our business, and therefore we do not expect to pay any cash dividends on our common stock in the foreseeable future.

        We have no specific plans at this time for the use of the balance of the proceeds received from the initial public offering and expect to use such proceeds for potential acquisitions, investments in businesses and for general corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the balance sheet data as of December 31, 2000, 1999, 1998, 1997 and 1996 are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent auditors.



                                                                              YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------
                                                           2000           1999           1998           1997           1996
                                                        ---------       --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:
Revenues .........................................      $  66,532       $ 40,298       $ 23,826       $ 15,338       $  5,025
                                                        ---------       --------       --------       --------       --------
Operating expenses:
    Sales and marketing ..........................         65,266         44,176         30,033         21,454          7,790
    Product and technology development ...........         22,847         14,262          8,528          5,448          1,753
    General and administrative ...................         13,797          8,595          5,908          5,851          1,641
                                                        ---------       --------       --------       --------       --------
        Total operating expenses .................        101,910         67,033         44,469         32,753         11,184
                                                        ---------       --------       --------       --------       --------
    Loss from operations .........................        (35,378)       (26,735)       (20,643)       (17,415)        (6,159)
Other income, net ................................          6,017          3,468          1,280            620            124
                                                        ---------       --------       --------       --------       --------
    Loss before minority interest losses and
       provision for income taxes ................        (29,361)       (23,267)       (19,363)       (16,795)        (6,035)
Minority interest losses .........................            369             --             --             --             --
                                                        ---------       --------       --------       --------       --------
    Loss before provision for income taxes .......        (28,992)       (23,267)       (19,363)       (16,795)        (6,035)
Provision for income taxes .......................             42             53             35             15             --
                                                        ---------       --------       --------       --------       --------
    Net loss .....................................      $ (29,034)      $(23,320)      $(19,398)      $(16,810)      $ (6,035)
                                                        =========       ========       ========       ========       ========
Basic and diluted net loss per share .............      $   (1.45)      $  (1.48)      $  (2.30)      $  (2.03)      $  (0.73)
                                                        =========       ========       ========       ========       ========
Shares used in computing basic and diluted
    net loss per share ...........................         20,047         15,766          8,423          8,291          8,252
                                                        =========       ========       ========       ========       ========


                                                                   DECEMBER 31,
                                    ---------------------------------------------------------------------
                                       2000           1999           1998           1997           1996
                                    ---------       --------       --------       --------       --------
BALANCE SHEET DATA:
Cash and cash equivalents ....      $  81,945       $ 85,457       $ 27,984       $ 15,813       $  9,062
Working capital ..............         68,447         74,756         23,436         10,938          5,977
Total assets .................        124,309         94,872         34,207         20,513         12,298
Accumulated deficit ..........        (95,627)       (66,593)       (43,273)       (23,875)        (7,065)
Stockholders' equity .........         91,806         76,706         25,868         13,259          7,996


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

        We are an internationally branded online automotive commerce company that connects buyers and sellers together in an information-rich environment throughout the vehicle ownership lifecycle, capturing revenue at multiple stages. Through our Web sites, www.autobytel.com and www.carsmart.com, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles and can purchase, finance, lease, insure, sell or maintain their vehicles. We believe that our services provide benefits for consumers by supplying them with information to make informed and intelligent vehicle decisions throughout the lifecycle of vehicle ownership. Consumers can purchase new vehicles through our dealer referral networks and our locate-to-order service, AutobytelDIRECT. In addition, consumers can purchase pre-owned vehicles through our Pre-Owned CyberStore.

        In January 2000, we launched AutobytelDIRECT, a locate-to-order service offering a real-time online inventory of thousands of new vehicles, instant up-front pricing, multiple trade-in options, competitive financing and insurance and at-home or office delivery.

        Also in January 2000, we announced the formation of Autobytel.Europe with initial investment from Inchcape plc, Pon Holdings B.V., GE Capital and e-LaSer. The Netherlands-based Autobytel.Europe plans to license, invest in and offer joint services to national operating companies throughout Europe to localize the Autobytel.com offerings. In February 2000, we, St. George Bank Limited and others joined in the formation of Autobytel Australia. The Australian investors joining Autobytel.com in the online venture are Trading Post, Astre Automotive, RACV (Royal Automobile Club of Victoria), Fortis Insurance and Strathfield E-Ventures.

        In February 2000, we acquired A.I.N., the owner of CarSmart.com, a leading online buying site for new and pre-owned vehicles, for 1.8 million shares of Autobytel.com common stock and $3 million in cash. As of February 28, 2001, CarSmart.com had over 1,300 dealers, established relationships with more than 200 credit unions and strategic marketing agreements with several of the top Internet portals, including AOL.com, Alta Vista and G02Net. For the years ended December 31, 1999 and 1998 CarSmart.com's unaudited revenues were $6.4 million and $3.1 million, respectively. For the years ended December 31, 1999 and 1998, CarSmart.com's operating expenses were $7.6 million and $4.2 million, respectively. CarSmart.com's unaudited net loss for the years ended December 31, 1999 and 1998 was $1.3 million and $1.2 million, respectively.

        In June 2000, we launched our MyGarage service area designed to empower consumers by providing cost effective and efficient processes for dealing with common service and maintenance issues. The site enhances consumer personalization and includes key components such as access to Autobytel.com Accredited Service Centers, the ability to schedule service and maintenance appointments online and receive information such as service reminders and recall information.

        In January 2001, we introduced iManager, a multi-functional dealer management system and an upgrade of our Dealer Real Time system. The iManager system provides dealers with immediate purchase request information for new and pre-owned vehicles, the ability to track multiple customers and purchase requests, turnkey customer retention programs, automatic uploading of new and pre-owned vehicle inventory into our database, reporting systems, including transaction status, customer information and Internet department performance, and other features.

        In February 2001, we signed an agreement with General Motors Corporation to conduct a 90-day test of a new GM online locate-to-order business model. The model involves modification of our existing Autobytel.com Web site for consumers from the Washington, D.C. metropolitan area. The test program will combine the independent all makes, all models capability of Autobytel.com with a dealer-set online e-price and locate-to-order vehicle inventory model for Chevrolet vehicles.

        We derive the majority of our revenues from fees paid by subscribing dealers, and we expect to be primarily dependent on our dealer networks for revenues in the foreseeable future. Dealers using our services pay initial subscription fees, as well as ongoing monthly fees based, among other things, on the size of territory, demographics and the, indirectly, transmittal of purchase requests to them. In addition, in most states, dealers who participate in AutobytelDIRECT pay a fee of between $100 and $1,000 per vehicle sold through AutobytelDIRECT. The fee is based on the gross selling price of the vehicle. Overall program fees were $54.0 million, $35.8 million and $22.9 million in 2000, 1999 and 1998, respectively. Average monthly program fees per dealer were $949, $1,045 and $948 in 2000, 1999 and 1998, respectively.

        Our dealer contract terms generally range from one to three years. The majority of our contracts are for a one year term. We are converting our remaining dealers primarily to new contracts with a one year term. The initial subscription fee from the dealer is recognized ratably over the first twelve months of the dealer's contract in order to match the costs of integrating and training the dealer with revenues earned. Amortized revenues from initial subscription fees were $2.8 million, $2.5 million and $2.4 million in 2000, 1999 and 1998, respectively. Monthly fees are recognized in the period the service is provided. Monthly fee revenues were $50.9 million, $32.8 million and $18.2 million in 2000, 1999 and 1998, respectively. The amortized revenues from annual fees were $22,400, $0.5 million and $2.3 million in 2000, 1999 and 1998, respectively.

        We also derive a portion of our revenues from related products and services on a monthly fee and per transaction basis and from international licensing agreements. In 2000, 1999 and 1998, revenues from related products and services, including international licensing agreements, were $12.5 million, $4.5 million and $0.9 million or 19%, 11% and 4% of total revenues, respectively.

        We believe our ability to increase our revenues is directly related to the number of subscribing dealers in our networks and the average monthly fees paid by those dealers and indirectly related to the volume of purchase requests routed through our Web sites. Vehicle purchase requests routed through our online systems were approximately 2.9 million, 2.1 million and 1.3 million in 2000, 1999 and 1998, respectively, or an increase of 39%, 56% and 74% sequentially. From inception through December 31, 2000, we have directed approximately 7.4 million purchase requests to dealers.

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

        In 2000, approximately 3,500 dealers were added to our North American dealer networks, including approximately 1,500 which were added as a part of the CarSmart acquisition, and approximately 1,800 dealers either terminated their affiliation with us or were terminated by us. The net number of dealers as of December 31, 2000 increased by 52% over 1999. As of December 31, 2000, approximately 400 dealers subscribed to both the Autobytel.com and CarSmart.com services. The number of our dealers fluctuates from time to time and as of February 28, 2001, we had approximately 4,800 dealers. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

        Dealer participation in our programs may terminate for various reasons including:

        -       extinction of the manufacturer brand,

        -       selling of the dealer franchise,

        -       termination of the franchise by the dealer and

        -       termination by us.

        Because our primary revenue source is from program fees, our business model is significantly different from many other Internet commerce sites. The automobiles requested through our site are sold by dealers; therefore we derive no direct revenues from the sale of a vehicle (other than through our AutobytelDIRECT service) and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

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

        -       sponsorship and alliance agreements with Internet portals and

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

        Our Internet marketing and advertising costs, including set-up, initial, annual, monthly and variable fees, were $20.6 million, $14.3 million and $11.1 million in 2000, 1999 and 1998, respectively. Also included in sales and marketing expenses are the costs associated with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

     RESULTS OF OPERATIONS

        The following table sets forth our results of operations as a percentage of revenues:

                                                           YEARS ENDED DECEMBER 31,
                                                        ----------------------------
                                                        2000        1999        1998
                                                        ----        ----        ----
STATEMENT OF OPERATIONS DATA:
Revenues:
    Program fees .................................        81%         89%         96%
    Related products and services ................        19          11           4
                                                        ----        ----        ----
        Total revenues ...........................       100         100         100
Operating expenses:
    Sales and marketing ..........................        98         110         126
    Product and technology development ...........        34          35          36
    General and administrative ...................        20          17          25
    Stock-based compensation .....................         1           3          --
    Non-recurring expenses .......................        --           1          --
                                                        ----        ----        ----
        Total operating expenses .................       153         166         187
                                                        ----        ----        ----
    Loss from operations .........................       (53)        (66)        (87)
Other income, net ................................         9           8           5
                                                        ----        ----        ----
    Loss before minority interest losses and
        provision for income taxes ...............       (44)        (58)        (81)
Minority interest losses .........................        --          --          --
                                                        ----        ----        ----
    Loss before provision for income taxes .......       (44)        (58)        (81)
Provision for income taxes .......................        --          --          --
                                                        ----        ----        ----
    Net loss .....................................       (44)%       (58)%       (81)%
                                                        ====        ====        ====

2000 COMPARED TO 1999

        Revenues. Our revenues increased $26.2 million, or 65%, to $66.5 million in 2000, compared to $40.3 million in 1999. The growth in revenues was primarily attributable to a $18.3 million, or 51%, increase in program fees from paying dealers, including program fees of $6.1 million from CarSmart.com dealers. Our revenues from related products and services accounted for approximately 19% of revenues in 2000 and 11% of revenues in 1999. The increase was primarily due to additional fees from our international license agreements, Web site advertising, database marketing and finance and insurance products.

        Sales and Marketing. Sales and marketing expense increased by $21.1 million, or 48%, to $65.3 million in 2000 compared to $44.2 million in 1999. The increase was primarily due to a $9.0 million, or 57%, increase in print, television and radio advertising to build brand awareness, a $6.3 million, or 44%, increase in online advertising for increased purchase requests and agreements with additional Internet affiliates, and a $1.3 million, or 53%, increase in other marketing and advertising expenses. The increase in sales and marketing was further attributable to a $4.5 million, or 39%, increase in sales, dealer support and call center personnel to support the growth of our business.

        Product and Technology Development. Product and technology development expense increased by $8.5 million, or 60%, to $22.8 million in 2000 compared to $14.3 million in 1999. The increase was primarily due to $6.1 million for international software development costs, and a $2.4 million, or 18%, increase for additional personnel and retention costs, both domestic and international, and Web site data content and licensing fees. We capitalized $3.3 million of product and technology costs incurred in 2000.

        General and Administrative. General and administrative expense was $13.8 million and $8.6 million for 2000 and 1999, respectively. General and administrative expense increased by $5.2 million, or 61%. The increase was primarily due to a $2.7 million, or 78%, increase in recruiting and personnel costs, $1.5 million for goodwill amortization related to our acquisition of CarSmart.com, and a $1.0 million, or 145%, increase in legal and general corporate expenses.

        Interest Income, Net. In 2000, interest income increased by $2.2 million, or 56%, compared to 1999. Interest income increased due to higher cash balances resulting from the initial public offering late in the first quarter of 1999 and the funding of Autobytel.Europe early in the first quarter of 2000.

        Foreign Currency Exchange Loss, Net. Autobytel.Europe, a subsidiary of Autobytel.com, operates its business in Europe. As such, it incurs general operating expenses and enters into transactions, including investments in joint ventures and licensees, which require the use of local currencies. Accordingly, Autobytel.Europe engaged in foreign currency exchange transactions. Due to foreign exchange rate fluctuations, a $0.7 million loss on cash held in foreign currency was realized in 2000. Also, based on the six month forward exchange rate at December 31, 2000, an unrealized loss of $0.1 million was recognized on foreign exchange forward contracts expiring in June 2001. From inception through December 31, 2000, Autobytel.Europe's functional currency was the U.S. dollar. On January 1, 2001, Autobytel.Europe adopted the Euro as its functional currency. Foreign exchange transaction gains and losses in Canada were minimal. In the future, we may experience gains or losses attributable to fluctuations in foreign currency exchange rates.

        Other Income (Expense), Net. In 2000, there were no significant transactions included in other income (expense). Other expense in 1999 of $0.3 million consisted primarily of costs related to our Japanese joint venture.

        Minority Interest Losses. Minority interest losses represent the share of net losses attributable to the minority shareholders in majority owned subsidiaries. In 2000, $0.4 million in losses related to our subsidiary, Autobytel.Europe, were allocated to the minority shareholders. Autobytel.Europe was wholly-owned in 1999.

        Income Taxes. No provision for federal income taxes has been recorded as we incurred net operating losses through December 31, 2000. As of December 31, 2000, we had approximately $76.7 million of federal and $38.2 million of state net operating loss carryforwards that we believe are available to offset future taxable income. These carryforwards expire in various years through 2020. Under the Tax Reform Act of 1986, the amounts of and benefits from our net operating loss carryforwards will be limited due to a cumulative ownership change of more than 50% over a three year period. Based on preliminary estimates, we believe the effect of such limitation will not have a material adverse effect on our business, results of operations and financial condition.

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

        General and Administrative. General and administrative expense was $8.6 million and $5.9 million in 1999 and 1998, respectively. General and administrative expense increased by $2.7 million, or 45%. The increase was primarily due to a $1.2 million increase in non-cash compensation expense associated with stock options granted in the first quarter of 1999 and the exercise of a warrant in the fourth quarter of 1999, a $0.9 million, or 420%, increase in accounting and other public company infrastructure costs, and a non-recurring expense of $0.6 million related to the termination of the agreement to acquire W. G. Nichols.

        Interest Income, Net. In 1999, interest income of $3.9 million increased 486% as compared to 1998 due to higher cash balances resulting from the sale of preferred stock late in the fourth quarter of 1998 and the initial public offering late in the first quarter of 1999.

        Equity Losses in Unconsolidated Subsidiary. Equity losses in an unconsolidated subsidiary represents our share of losses in our Japanese joint venture. The losses recognized have been limited to the amount of our investment.

        Other Income (Expense), Net. In 1999, other income (expense) consists primarily of $0.4 million of costs related to our Japanese joint venture as compared to a $1.4 million gain realized from the sale of Auto-by-Tel UK, offset in part by a $0.8 million charge for the value of warrants issued to investors in 1998.

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

STOCK-BASED COMPENSATION

        In the first quarter of 1999, stock options were granted to employees and directors at exercise prices of $13.20 and $16 per share which were below the fair market value at the date of grant. In relation to these grants, we will recognize estimated compensation expense of approximately $2.6 million ratably over the vesting terms of one to four years. Compensation expense of $0.4 million and $1.1 million was classified as general and administrative expense in 2000 and 1999, respectively, and approximately $0.5 million, $0.5 million and $40,000 will be classified as general and administrative expense in the years ending 2001, 2002 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $23.7 million in 2000, $14.5 million in 1999 and $16.3 million in 1998. Net cash used in 2000 resulted primarily from the net loss for the year and increased accounts receivable offset by increased accounts payable for sales and marketing, product and technology development and general and administrative expenditures, provision for bad debt and additional depreciation and goodwill amortization related to the acquisition of A.I.N.

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

        Net cash used in investing activities was $12.0 million in 2000, $0.9 million in 1999 and $1.1 million in 1998. Cash used in investing in 2000 was related to the acquisition of A.I.N., expenditures for capitalized software, investments in our joint ventures in Spain, Sweden and France, notes receivable from our joint venture in France and the purchase of property and equipment. Cash for investing activities in 1999 and 1998 was primarily used for the purchase of property and equipment, including computer hardware, telecommunications equipment and furniture.

        Net cash provided by financing activities was $32.3 million in 2000, $72.9 million in 1999 and $29.6 million in 1998. Cash provided by financing activities in 2000 was primarily due to funding received from strategic investors for investment in Autobytel.Europe. In January 2000, we invested $5 million in Autobytel.Europe which has been eliminated in consolidation. Cash for financing activities in 1999 and 1998 was primarily provided by the consummation of our initial public offering in March 1999 and the issuance of preferred stock in 1998. We intend to use the remaining net proceeds from our initial public offering for potential acquisitions, investments in businesses and for general corporate purposes. Proceeds of $29.4 million from the sale of preferred stock in 1998 were used primarily to finance operations prior to the initial public offering.

        As of February 28, 2001, we had approximately $77.5 million in cash and cash equivalents, of which $33.2 million represents funds of Autobytel.Europe and is reserved for the operations of Autobytel.Europe. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

        With respect to years beyond fiscal 2001, we may be required to raise additional capital to meet our long term operating requirements. Since inception, our expenses have exceeded our revenues. We do not expect to be able to fund our operations from internally generated funds until the second half of 2001 when we expect our revenues to exceed our expenses. However, we cannot assure that our revenues will exceed our expenses during such period or thereafter.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137 and 138). SFAS No. 133 establishes accounting and reporting standards for derivative instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Autobytel.Europe, which operates in Europe, is a subsidiary of Autobytel.com. Autobytel.Europe incurs general operating expenses and enters into transactions, including investments in joint ventures and licensees, which require the use of local foreign currencies. As a result of these transactions, Autobytel.com is exposed to gains and losses resulting from changes in foreign currency exchange rates. These fluctuations may adversely affect Autobytel.com's consolidated results of operations and financial position. In certain circumstances, Autobytel.Europe enters into foreign currency forward contracts in an effort to minimize the risks and costs associated with these fluctuations. Neither Autobytel.com nor Autobytel.Europe enters into foreign currency forward contracts or other financial instruments for trading or speculative purposes.

        In July 2000, Autobytel.Europe entered into foreign currency forward exchange contracts with maturity dates of September 26, 2000 and June 26, 2001. These contracts obligate Autobytel.Europe to exchange U. S. dollars for predetermined amounts of Netherlands guilders at specified exchange rates on specified dates. Included in Autobytel.com's consolidated statements of operations are realized and unrealized losses of $0.7 million and $0.1 million, respectively, resulting from changes in the spot exchange rate, including those from settled and open contracts.

        As of January 1, 2001, the notional value of the open foreign currency forward contracts was matched by an equivalent amount of cash as recorded on our balance sheet. Therefore, in accordance with SFAS No. 133, these open contracts are considered hedged contracts. As such, on an ongoing basis, we will not incur any additional foreign currency financial exposure from potential volatility in exchange rates on these foreign currency forward contracts.

        A sensitivity analysis indicates that for each 5% change in exchange rates on foreign currencies utilized by Autobytel.Europe, Autobytel.com would incur no additional losses on open foreign currency forward contracts and $0.3 million on foreign currency cash balances at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Balance Sheets as of December 31, 2000 and 1999 and our Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000, together with the reports of Arthur Andersen LLP, independent auditors, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for in this item shall be filed not later than 120 days after our fiscal year end (December 31, 2000) in our definitive Proxy Statement in connection with our 2001 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

        The information called for in this item shall be filed not later than 120 days after our fiscal year end (December 31, 2000) in our definitive Proxy Statement in connection with our 2001 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for in this item shall be filed not later than 120 days after our fiscal year end (December 31, 2000) in our definitive Proxy Statement in connection with our 2001 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for in this item shall be filed not later than 120 days after our fiscal year end (December 31, 2000) in our definitive Proxy Statement in connection with our 2001 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Annual Report:

        (1)     Financial Statements:

                                                                                                                            Page
                                                                                                                            ------
Index......................................................................................................................  F-1
Report of Independent Public Accountants...................................................................................  F-2
Consolidated Balance Sheets................................................................................................  F-3
Consolidated Statements of Operations......................................................................................  F-4
Consolidated Statements of Stockholders' Equity............................................................................  F-5
Consolidated Statements of Cash Flows......................................................................................  F-6
Notes to Consolidated Financial Statements.................................................................................  F-8

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

(b)     Reports on Form 8-K:

        The following reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report:

                On October 27, 2000 we filed a Form 8-K under Item 5 announcing our financial results for the third quarter of 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2001.

                                        autobytel.com inc.

                                        By:         /s/ MARK W. LORIMER
                                           -------------------------------------
                                           Mark W. Lorimer
                                           Chief Executive Officer,
                                           President and Director

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each of autobytel.com inc., a Delaware corporation, and the undersigned Directors and Officers of autobytel.com inc. hereby constitute and appoint Mark W. Lorimer, Dennis Benner or Ariel Amir as its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            SIGNATURE                                  TITLE                            DATE
                            ---------                                  -----                            ----
/s/ MICHAEL FUCHS                             Chairman of the Board and Director                        March 28, 2001
-----------------------------------------
Michael Fuchs

/s/ MARK W. LORIMER                           Chief Executive Officer, President and                    March 28, 2001
-----------------------------------------     Director (Principal Executive Officer)
Mark W. Lorimer

/s/ AMIT KOTHARI                              Vice President, Interim Chief Financial Officer           March 28, 2001
-----------------------------------------     and Controller
Amit Kothari                                  (Principal Financial and Accounting Officer)



/s/ JEFFREY H. COATS                          Director                                                  March 28, 2001
-----------------------------------------
Jeffrey H. Coats

/s/ MARK N. KAPLAN                            Director                                                  March 28, 2001
-----------------------------------------
Mark N. Kaplan

/s/ KENNETH J. ORTON                          Director                                                  March 28, 2001
-----------------------------------------
Kenneth J. Orton

/s/ ROBERT S. GRIMES                          Director                                                  March 28, 2001
-----------------------------------------
Robert S. Grimes

/s/ PETER TITZ                                Director                                                  March 28, 2001
-----------------------------------------
Peter Titz

/s/ RICHARD POST                              Director                                                  March 28, 2001
-----------------------------------------
Richard Post

                               AUTOBYTEL.COM INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                             Page
                                                                                                                             ----
Report of Independent Public Accountants...................................................................................  F-2
Consolidated Balance Sheets................................................................................................  F-3
Consolidated Statements of Operations......................................................................................  F-4
Consolidated Statements of Stockholders' Equity............................................................................  F-5
Consolidated Statements of Cash Flows......................................................................................  F-6
Notes to Consolidated Financial Statements.................................................................................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of autobytel.com inc.:

        We have audited the accompanying consolidated balance sheets of autobytel.com inc., a Delaware corporation, and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of autobytel.com inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Los Angeles, California
February 6, 2001

                               AUTOBYTEL.COM INC.

                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                          December 31,    December 31,
                                                                                              2000           1999
                                                                                          ------------    ------------
Current assets:
Cash and cash equivalents, includes restricted amounts of
    $15,029 and $206, respectively..................................................       $  81,945       $  85,457
Accounts receivable, net of allowance for doubtful accounts of
    $1,494 and $439, respectively ..................................................           6,638           4,593
Prepaid expenses and other current assets ...........................................          4,127           2,819
                                                                                           ---------       ---------
    Total current assets ............................................................         92,710          92,869
Property and equipment, net .........................................................          2,537           1,630
Investments .........................................................................          1,353              --
Goodwill, net .......................................................................         23,755              10
Capitalized software in process .....................................................          3,338              --
Notes receivable ....................................................................            530             287
Other assets ........................................................................             86              76
                                                                                           ---------       ---------
          Total assets ..............................................................      $ 124,309       $  94,872
                                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ................................................................      $   9,828       $   4,277
    Accrued expenses ................................................................          7,519           6,772
    Deferred revenues ...............................................................          6,360           6,147
    Customer deposits ...............................................................            185             716
    Other current liabilities .......................................................            371             201
                                                                                           ---------       ---------
          Total current liabilities .................................................         24,263          18,113
    Other long-term liabilities .....................................................             47              53
                                                                                           ---------       ---------
          Total liabilities .........................................................         24,310          18,166
                                                                                           ---------       ---------

Minority Interest ...................................................................          8,193              --

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value; 200,000,000 shares authorized;
        20,336,083 and 18,234,613 shares issued and outstanding, respectively .......             20              18
    Warrants ........................................................................          1,332           1,332
    Additional paid-in capital ......................................................        186,097         141,957
    Accumulated other comprehensive loss ............................................            (16)             (8)
    Accumulated deficit .............................................................        (95,627)        (66,593)
                                                                                           ---------       ---------
          Total stockholders' equity ................................................         91,806          76,706
                                                                                           ---------       ---------
          Total liabilities and stockholders' equity ................................      $ 124,309       $  94,872
                                                                                           =========       =========



              The accompanying notes are an integral part of these
                            consolidated statements.

                               AUTOBYTEL.COM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                      Years Ended December 31,
                                                        -------------------------------------------------
                                                            2000               1999              1998
                                                        ------------       ------------       -----------
Revenues .........................................      $     66,532       $     40,298       $    23,826
Operating expenses:
   Sales and marketing ...........................            65,266             44,176            30,033
   Product and technology development ............            22,847             14,262             8,528
   General and administrative ....................            13,797              8,595             5,908
                                                        ------------       ------------       -----------
        Total operating expenses .................           101,910             67,033            44,469
                                                        ------------       ------------       -----------
   Loss from operations ..........................           (35,378)           (26,735)          (20,643)
Interest income, net .............................             6,114              3,922               669
Foreign currency exchange loss, net ..............              (106)                (6)               (4)
Equity losses in unconsolidated subsidiary .......                --               (126)               --
Other income (expense) ...........................                 9               (322)              615
                                                        ------------       ------------       -----------
   Loss before minority interest losses and
       provision for income taxes ................           (29,361)           (23,267)          (19,363)
Minority interest losses .........................               369                 --                --
                                                        ------------       ------------       -----------
   Loss before provision for income taxes ........           (28,992)           (23,267)          (19,363)
Provision for income taxes .......................                42                 53                35
                                                        ------------       ------------       -----------
   Net loss ......................................      $    (29,034)      $    (23,320)      $   (19,398)
                                                        ============       ============       ===========

Basic and diluted net loss per share .............      $      (1.45)      $      (1.48)      $     (2.30)
                                                        ============       ============       ===========
Shares used in computing basic and diluted
   net loss per share ............................        20,047,173         15,766,406         8,423,038
                                                        ============       ============       ===========

Other comprehensive income (loss):
   Net loss ......................................      $    (29,034)      $    (23,320)      $   (19,398)
   Cumulative translation adjustment .............                (8)                11               (19)
                                                        ------------       ------------       -----------
        Comprehensive loss .......................      $    (29,042)      $    (23,309)      $   (19,417)
                                                        ============       ============       ===========



              The accompanying notes are an integral part of these
                            consolidated statements.

                               AUTOBYTEL.COM INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 CONVERTIBLE
                                                               PREFERRED STOCK           COMMON STOCK
                                                           -----------------------   ----------------------
                                                             NUMBER                    NUMBER                             PAID-IN
                                                           OF SHARES      AMOUNT     OF SHARES     AMOUNT     WARRANTS    CAPITAL
                                                           ----------   ----------   ----------  ----------  ----------  ----------
Balance, December 31, 1997 ..............................   3,945,189   $        4    8,324,443  $        8  $       --  $   37,123
   Issuance of Series C convertible preferred
      stock at $8.80 per share ..........................   3,370,455            3           --          --          --      29,443
   Issuance of Series C convertible preferred
      stock at $8.80 per share in exchange for
      advertising .......................................     121,009           --           --          --          --       1,065
   Issuance of warrants in exchange for start-up
      costs for a Pan-European entity ...................          --           --           --          --         792          --
   Issuance of warrant in exchange for involvement
      in a broadband application project ................          --           --           --          --         540          --
   Issuance of common stock upon exercise of stock
      options ...........................................          --           --      181,012          --          --         169
   Issuance of common stock at $13.20 per share .........          --           --        1,000          --          --          13
   Amortization of deferred compensation ................          --           --           --          --          --          --
   Foreign currency translation adjustment ..............          --           --           --          --          --          --
   Net loss .............................................          --           --           --          --          --          --
                                                           ----------   ----------   ----------  ----------  ----------  ----------
Balance, December 31, 1998 ..............................   7,436,653            7    8,506,455           8       1,332      67,813
   Conversion of Series A, B and C convertible
      preferred stock to common stock ...................  (7,436,653)          (7)   5,852,290           6          --           1
   Issuance of common stock in initial public
      offering, net of issuance cost ....................          --           --    3,500,000           4          --      72,080
   Issuance of common stock upon exercise of stock
      options ...........................................          --           --      362,630          --          --         790
   Issuance of common stock under employee stock
      purchase plan .....................................          --           --        3,161          --          --          48
   Compensation expense recorded for fair market
      value of warrant in excess of exercise price ......          --           --       10,077          --          --         162
   Compensation expense recorded for fair market
      value of stock options in excess of exercise
      price .............................................          --           --           --          --          --       1,063
   Foreign currency translation adjustment ..............          --           --           --          --          --          --
   Net loss .............................................          --           --           --          --          --          --
                                                           ----------   ----------   ----------  ----------  ----------  ----------
Balance, December 31, 1999 ..............................          --           --   18,234,613          18       1,332     141,957
   Issuance of common stock upon acquisition of
      A.I.N. Corporation ................................          --           --    1,800,000           2          --      19,690
   Issuance of common stock upon exercise of stock
      options ...........................................          --           --      280,000          --          --         646
   Issuance of common stock under employee stock
      purchase plan .....................................          --           --       21,470          --          --         134
   Compensation expense recorded for fair market
      value of stock options in excess of exercise ......          --
      price .............................................          --           --           --          --          --         393
   Net gain on sale of subsidiary stock .................          --           --           --          --          --      23,277
   Foreign currency translation adjustment ..............          --           --           --          --          --          --
   Net Loss .............................................          --           --           --          --          --          --
                                                           ----------   ----------   ----------  ----------  ----------  ----------
Balance, December 31, 2000 ..............................          --   $       --   20,336,083  $       20  $    1,332  $  186,097
                                                           ==========   ==========   ==========  ==========  ==========  ==========








                                                            ADDITIONAL                       CUMULATIVE
                                                             DEFERRED       TRANSLATION      ACCUMULATED
                                                           COMPENSATION      ADJUSTMENT        DEFICIT            TOTAL
                                                           -----------      -----------      -----------       ----------
Balance, December 31, 1997 ..............................   $       (1)      $       --       $  (23,875)      $   13,259
   Issuance of Series C convertible preferred
      stock at $8.80 per share ..........................           --               --               --           29,446
   Issuance of Series C convertible preferred
      stock at $8.80 per share in exchange for
      advertising .......................................           --               --               --            1,065
   Issuance of warrants in exchange for start-up
      costs for a Pan-European entity ...................           --               --               --              792
   Issuance of warrant in exchange for involvement
      in a broadband application project ................           --               --               --              540
   Issuance of common stock upon exercise of stock
      options ...........................................           --               --               --              169
   Issuance of common stock at $13.20 per share .........           --               --               --               13
   Amortization of deferred compensation ................            1               --               --                1
   Foreign currency translation adjustment ..............           --              (19)              --              (19)
   Net loss .............................................           --               --          (19,398)         (19,398)
                                                            ----------       ----------       ----------       ----------
Balance, December 31, 1998 ..............................           --              (19)         (43,273)          25,868
   Conversion of Series A, B and C convertible
      preferred stock to common stock ...................           --               --               --               --
   Issuance of common stock in initial public
      offering, net of issuance cost ....................           --               --               --           72,084
   Issuance of common stock upon exercise of stock
      options ...........................................           --               --               --              790
   Issuance of common stock under employee stock
      purchase plan .....................................           --               --               --               48
   Compensation expense recorded for fair market
      value of warrant in excess of exercise price ......           --               --               --              162
   Compensation expense recorded for fair market
      value of stock options in excess of exercise
      price .............................................           --               --               --            1,063
   Foreign currency translation adjustment ..............           --               11               --               11
   Net loss .............................................           --               --          (23,320)         (23,320)
                                                            ----------       ----------       ----------       ----------
Balance, December 31, 1999 ..............................           --               (8)         (66,593)          76,706
   Issuance of common stock upon acquisition of
      A.I.N. Corporation ................................           --               --               --           19,692
   Issuance of common stock upon exercise of stock
      options ...........................................           --               --               --              646
   Issuance of common stock under employee stock
      purchase plan .....................................           --               --               --              134
   Compensation expense recorded for fair market
      value of stock options in excess of exercise ......
      price .............................................           --               --               --              393
   Net gain on sale of subsidiary stock .................           --               --               --           23,277
   Foreign currency translation adjustment ..............           --               (8)              --               (8)
   Net Loss .............................................           --               --          (29,034)         (29,034)
                                                            ----------       ----------       ----------       ----------
Balance, December 31, 2000 ..............................   $       --       $      (16)      $  (95,627)      $   91,806
                                                            ==========       ==========       ==========       ==========





              The accompanying notes are an integral part of these
                            consolidated statements.

                               AUTOBYTEL.COM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                          Years Ended December 31,
                                                                                 --------------------------------------
                                                                                   2000           1999           1998
                                                                                 --------       --------       --------
Cash flows from operating activities:
  Net loss ................................................................      $(29,034)      $(23,320)      $(19,398)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................         2,752          1,298          1,255
  Provision for bad debt ..................................................         1,409            189            187
  Loss on disposal of property and equipment ..............................            30            103              1
  Reserve for foreign currency exchange loss ..............................           132             --             --
  Amortization of deferred compensation ...................................            --             --              1
  Issuance of Series C convertible preferred stock in exchange
    for advertising .......................................................            --             --          1,065
  Issuance of warrants in exchange for start-up costs for a
    Pan-European entity ...................................................            --             --            792
  Issuance of warrants in exchange for involvement in
    broadband application project .........................................            --             --            540
  Compensation expense recorded for fair market value of
    stock options in excess of exercise price .............................           393          1,063             --
  Compensation expense recorded for fair market value of
    warrant in excess of exercise price ...................................            --            162             --
  Equity losses in unconsolidated subsidiary ..............................            --            126             --
  Changes in assets and liabilities:
    Accounts receivable ...................................................        (3,137)        (2,467)        (1,009)
    Prepaid expenses and other current assets .............................          (670)        (1,466)          (558)
    Other assets ..........................................................           289            (26)          (252)
    Accounts payable ......................................................         4,518          1,362            692
    Accrued expenses ......................................................           576          5,857           (132)
    Deferred revenues .....................................................           213          2,139            308
    Customer deposits .....................................................          (531)           371            218
    Other current liabilities .............................................          (613)           168            (33)
    Other long-term liabilities ...........................................           (69)           (70)            32
                                                                                 --------       --------       --------
         Net cash used in operating activities ............................       (23,742)       (14,511)       (16,291)
                                                                                 --------       --------       --------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ...........................        (4,374)            --             --
  Investment in foreign entities ..........................................        (1,353)            --             --
  Investment in debt security of foreign entities .........................          (830)            --             --
  Investment in unconsolidated subsidiary .................................            --           (126)            --
  Notes receivable from foreign entity ....................................          (268)            --             --
  Purchases of property and equipment .....................................        (1,849)          (823)        (1,147)
  Capitalized software costs ..............................................        (3,338)            --             --
                                                                                 --------       --------       --------
         Net cash used in investing activities ............................       (12,012)          (949)        (1,147)
                                                                                 --------       --------       --------
Cash flows from financing activities:
  Net proceeds from sale of common stock to employees .....................           780         72,922            182
  Net proceeds from sale of subsidiary company stock ......................        31,470             --             --
  Net proceeds from issuance of Series C convertible preferred stock ......            --             --         29,446
                                                                                 --------       --------       --------
         Net cash provided by financing activities ........................        32,250         72,922         29,628
Effect of foreign currency exchange rates on cash .........................            (8)            11            (19)
                                                                                 --------       --------       --------
Net increase (decrease) in cash and cash equivalents ......................        (3,512)        57,473         12,171
Cash and cash equivalents, beginning of period ............................        85,457         27,984         15,813
                                                                                 --------       --------       --------
Cash and cash equivalents, end of period ..................................      $ 81,945       $ 85,457       $ 27,984
                                                                                 ========       ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes ............................      $     42       $     53       $     35
                                                                                 ========       ========       ========
  Cash paid during the period for interest ................................      $     51       $      2       $      3
                                                                                 ========       ========       ========

Supplemental disclosure of non-cash financing activities (See Note 8):

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

        - In November and December 1998, warrants to purchase 439,800 shares of common stock at $13.20 per share were issued to investors in Series C convertible preferred stock in exchange for commitment to fund start-up activities of a Pan-European entity.


        - In December 1998, a warrant to purchase 300,000 shares of common stock at $13.20 per share was issued to an investor in exchange for involvement in a broadband application project.


        - In December 1999, a warrant to purchase 33,333 shares of common stock at $11.25 per share was exercised in a cashless exercise. Under the warrant, 25,235 shares were exchanged for an aggregate fair market value of $375 to pay for the exercise.


        - In February 2000, Autobytel.com acquired all of the outstanding stock of A.I.N. Corporation, the owner of CarSmart.com. The components of the purchase price were as follows:

Cash paid                                      $ 3,000
1.8 million shares of Autobytel.com stock
    at an agreed upon price                     19,692
Acquisition costs                                1,561
Assumption of net stockholders' deficit            973
                                               -------
                                               $25,226
                                               =======

              The accompanying notes are an integral part of these
                            consolidated statements.

                               AUTOBYTEL.COM.INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.)

1. ORGANIZATION AND OPERATIONS OF AUTOBYTEL.COM

        autobytel.com inc., along with its subsidiaries (collectively Autobytel.com), is an internationally branded online automotive commerce company that provides consumers with automotive solutions throughout the lifecycle of vehicle ownership. Autobytel.com owns branded Internet sites for new and pre-owned vehicle information and automotive services that link buyers and sellers in an information-rich environment. Through its Web sites (www.autobytel.com and www.carsmart.com), consumers can research pricing, specifications and other information related to new and pre-owned vehicles and purchase, finance, lease, insure, sell or maintain their vehicles. When consumers indicate they are ready to buy a vehicle, they can be connected to participating dealers in the United States and Canada, or to other sellers through its classified ads.

        Autobytel.com has also established international joint ventures and/or licensing agreements to market new and used vehicles in the United Kingdom, Sweden, Japan, Australia, The Netherlands and Spain.

        Since its inception in January 1995, Autobytel.com has invested in marketing its brand name and developing infrastructure to support anticipated future operating growth. As a result, Autobytel.com has experienced significant operating losses and has an accumulated deficit of $95,627 as of December 31, 2000. Management believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of autobytel.com and its wholly and majority owned direct and indirect subsidiaries. Autobytel.com's wholly and majority owned subsidiaries include:
Autobytel Services Corporation, Auto-By-Tel Acceptance Corporation, Auto-By-Tel Insurance Services, Inc., Autobytel.ca inc., Kre8.net, inc., e-autosdirect.com inc., Autobytel.Europe LLC (formerly Auto-By-Tel International LLC), Autobytel.Europe Investment B.V., Autobytel.Europe Holdings B.V., I-Net Training Technologies, LLC, Autobytel Acquisition I Corp., Autobytel Information Services Inc., AutoVisions Communications, Inc. and A.I.N. Corporation.

        Investments in which Autobytel.com has the ability to exercise significant influence, but not control, are accounted for using the equity method. Autobytel.com accounts for its investments in Autobytel Japan and Autobytel Australia under the equity method. The application of the equity method against its investment in Autobytel Japan has been suspended, as its original investment of $126 was fully expensed in 1999. Autobytel.com has no basis in its equity investment in Autobytel Australia and, accordingly, has not recorded any losses. Autobytel.com will resume application of the equity method when its share of net income equals its share of net losses unrecognized during the suspension period.

        All other investments in affiliates are carried at cost. Autobytel.com accounts for its investments in Auto-By-Tel AB, Automoviles Bytel S.A., Autoatnet S.A. and Autobytel France S.A. using the cost method.

        All intercompany transactions and balances have been eliminated in consolidation.

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

        As of December 31, 2000, $15,000 is held in a restricted interest bearing account as a reserve for three foreign exchange forward contracts expiring in June 2001.

Financial Instruments

        Autobytel.com does not hold or issue financial instruments for speculative purposes. Autobytel.com enters into off-balance sheet foreign currency forward exchange instruments in order to hedge certain financing and investment transactions denominated in foreign currencies. Gains and losses on the investing and financing transactions are included in other income(expense).

Concentration of Credit Risk

        Financial instruments that potentially subject Autobytel.com to significant concentrations of credit risk consist primarily of accounts receivable. Accounts receivable are primarily derived from fees billed to subscribing dealers and international licencees. Autobytel.com generally requires no collateral to support customer receivables and maintains reserves for potential credit losses. Historically, such losses have been minor and within management's expectations. As of December 31, 2000 and 1999, no subscribing dealer, international licensee or other customer accounted for greater than 10% of accounts receivable.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Goodwill

        Goodwill is amortized using the straight-line method over its estimated useful life, generally 15 years. Amortization expense for the year ended December 31, 2000 was $1,482.

Capitalized Software in Process

        In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", Autobytel.com expenses software development costs until technological feasibility has been established. Costs incurred subsequent to technological feasibility are capitalized on a product by product basis. Amortization is provided using (i) the ratio that current gross revenues for a product bear to the total of current anticipated future gross revenues from that product or (ii) the straight-line method over the remaining estimated economic life of the product, whichever is greater. As of December 31, 2000, capitalized software in process costs totaled $3,338. Related amortization expense will be recorded when the product is available for general release to customers.

Stock-Based Compensation

        Autobytel.com accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date. (See Note 9.)

        In 1996, Autobytel.com adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Autobytel.com has elected to continue accounting for stock-based compensation issued to employees using APB No. 25 and, accordingly, proforma disclosures required under SFAS No. 123 have been presented. (See Note 9.)

Revenue Recognition

        Autobytel.com's revenues primarily consist of fees paid by subscribing dealers located in the United States and Canada. These fees are comprised of an initial fee and a monthly fee. The initial fee is recognized ratably over the service period of 12 months. The monthly fee is recognized in the period services are provided.

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

Risks Due to Concentration of Significant Customers and Export Sales

        For all periods presented in the accompanying consolidated statements of operations, no subscribing dealer, international licensee or other customer accounted for greater than 10% of revenues.

        Autobytel.com conducts its business within one industry segment. Revenues from customers outside of the United States were less than 10% of total revenues for all periods presented in the accompanying consolidated statements of operations.

Sales and Marketing

        Sales and marketing expense primarily includes Internet marketing and advertising expenses, fees paid to purchase request providers, promotion and advertising expenses to build brand awareness and encourage potential customers to visit Autobytel.com's Web sites and personnel and other costs associated with sales, marketing, training and support of Autobytel.com's dealer networks. Sales and marketing costs are recorded as expenses as incurred. For the years ended December 31, 2000, 1999 and 1998, Internet marketing and advertising costs were $20,564, $14,288 and $11,090 and television advertising expenses were $10,720, $8,485 and $5,296 respectively.

Product and Technology Development

        Product and technology development expense primarily includes personnel costs related to enhancing the features, content and functionality of Autobytel.com's Web sites and its Internet-based dealer communications platform. It also includes expenses associated with the customization of Autobytel.com's software for international licensees and telecommunications and computer infrastructure. Product and technology development expenditures are expensed as incurred or capitalized as appropriate.

General and Administrative

        General and administrative expense primarily consists of executive, financial and legal personnel expenses, costs related to being a public company and non-cash compensation charges related to stock options granted in 1999. Non-cash compensation expense in 2000 and 1999 was $393 and $1,063, respectively. (See Note 9.) A non-recurring charge of $601 associated with an aborted acquisition was charged to general and administrative expense in 1999.

Foreign Currency Translation

        The assets and liabilities of Autobytel.com's foreign subsidiaries are translated into United States dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders' equity.

        Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in other income (expense).

Computation of Basic and Diluted Net Loss Per Share

        Net loss per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the years ended December 31, 2000, 1999 and 1998, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. Autobytel.com evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

New Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137 and 138). SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Autobytel.com adopted SFAS No. 133 in January 2001.

3. Acquisition of A.I.N. Corporation

        On February 15, 2000, Autobytel.com acquired all of the outstanding stock of A.I.N. Corporation, the owner of CarSmart.com, an online buying site for new and used vehicles, for $3,000 in cash and 1.8 million shares of its common stock with an agreed upon value of $19,690. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.

        The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the amount of $25,226 and will be amortized over a 15 year period.

        A.I.N. Corporation's results of operations from the date of acquisition through December 31, 2000 have been included in the accompanying consolidated statements of operations.

        The following summarized unaudited pro forma consolidated results of operation are presented as if the acquisition of A.I.N. Corporation had been made at the beginning of 1999. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

                                                  For the Years Ended
                                                      December 31,
                                                -----------------------
                                                  2000           1999
                                                --------       --------
                                                      (Unaudited)
Revenue                                         $ 67,806       $ 45,120
Net loss before provision for income taxes       (30,095)       (27,181)
Provision for income taxes                            42             56
Net loss                                         (30,137)       (27,237)
Basic and diluted net loss per share            $  (1.50)      $  (1.55)

4. AUTOBYTEL.EUROPE LLC

        Autobytel.Europe LLC (Autobytel.Europe), formerly Auto-By-Tel International LLC and a wholly owned subsidiary of Autobytel.com, was incorporated in August 1997 and began operations in the fourth quarter of 1999. Autobytel.Europe was formed to expand the Autobytel.com business model and operations throughout Europe.

        In January 2000, Autobytel.Europe and Autobytel.com entered into an operating agreement with strategic investors to carryout the expansion plan. In the first quarter of 2000, a total of $36,700 was invested in Autobytel.Europe. The investment was comprised of a $31,700 contribution from strategic investors in exchange for a 22.5% minority interest. Autobytel.com contributed $5,000, an exclusive, royalty-free, perpetual license to use or sublicense the "Autobytel" brand name and proprietary software, and assigned its existing License and Services Agreements for the United Kingdom, Scandinavia and Finland to Autobytel.Europe. Autobytel.com retains a 77.5% controlling interest.

        Autobytel.Europe is considered a start-up company. In accordance with Staff Accounting Bulletin 51, the difference between Autobytel.com's carrying amount of the investment in Autobytel.Europe and the underlying net book value of Autobytel.Europe immediately after the investment was reflected as a capital transaction and credited directly to Autobytel.com's equity.


5. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                        For the Years Ended
                                                            December 31,
                                                       ---------------------
                                                        2000          1999
                                                       -------       -------
Computer software and hardware                         $ 4,639       $ 3,294
Furniture and equipment                                  1,614         1,073
Leasehold improvements                                     806           558
                                                       -------       -------
                                                         7,059         4,925
Less -- Accumulated depreciation and amortization       (4,522)       (3,295)
                                                       -------       -------
                                                       $ 2,537       $ 1,630
                                                       =======       =======

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

        Autobytel.com leases its facilities and certain office equipment under operating leases which expire on various dates through 2005. At December 31, 2000, future minimum lease payments are as follows:

 Years Ending December 31,
 -------------------------
 2001......................................    $  1,428
 2002......................................         593
 2003......................................         374
 2004......................................         289
 2005......................................         233
 Thereafter................................          --
                                               --------
                                               $  2,917
                                               ========

        Rent expense was $1,202, $756 and $509 for the years ended December 31, 2000, 1999 and 1998, respectively.

Marketing and Advertising Agreements

        In March 2000, Autobytel.com entered into a three year Internet marketing agreement with NBCi, a company that operates a search engine. The agreement permits Autobytel.com to maintain certain promotional rights and linkage with NBCi, and provides for certain advertising. The payments under the agreement consist of an annual fee and a monthly fee. Autobytel.com expenses the annual fee ratably over a 12-month period and the monthly fee in the period advertising is provided. As of December 31, 2000, the minimum future payments under the agreement amounted to approximately $8,900.

        Autobytel.com has agreements with other search engines, Internet service and automotive information providers, including Prodigy, AT&T WorldNet, Edmund's, Kelley Blue Book and Intellichoice, that make available to consumers vehicle research data over the Internet. These agreements are generally for a term of one to four years and require that Autobytel.com pay a combination of set-up, initial, annual, monthly and variable fees based on the volume of purchase requests received by Autobytel.com. The set-up fees are expensed as incurred, the initial fees and annual fees are amortized over the period they relate to. The monthly fees are expensed in the month they relate to and variable fees are expensed in the period purchase requests are received. As of December 31, 2000, the minimum future commitments under these agreements were approximately $10,900.

        Autobytel.com has agreements with network and cable television stations under which it has the right to purchase television advertising. As of December 31, 2000, there were no minimum future commitments under these agreements. Amounts incurred for television advertising are expensed as advertisements are aired.

Employment Agreements

        Autobytel.com has agreements with Mark W. Lorimer, Chief Executive Officer, Dennis Benner, Executive Vice President-Corporate Development, Ariel Amir, Executive Vice President and General Counsel, and Andrew F. Donchak, Senior Vice President and Chief Marketing Officer. In the event of termination without cause each executive is entitled to receive a lump sum severance payment equal to the greater of the base salary plus, in certain cases, bonus that would have been received by the executive over the remaining term of the agreement or for one to two years as specified in the applicable agreement, except that Mr. Donchak's payment is equal to one year base salary. Messrs. Lorimer, Benner and Amir are also entitled to additional severance payments in the event of termination within a specified time period of a change of control. The terms of Messrs. Lorimer, Benner and Amir's agreements range from two to three years with one year renewals or an extension upon mutual agreement.

        Autobytel.Europe has employment agreements with Max Rens, Chief Executive Officer, and Peter Oostenenk, Chief Financial Officer. The agreements provide for one year's annual salary in the event of termination without cause. These agreements may be terminated by Autobytel.Europe upon three months notice.

Litigation

        Autobytel.com may become subject to legal proceedings from time to time in the normal course of business. Autobytel.com is not currently involved in any litigation that management believes will have a material adverse effect on its financial position or results of operations.

        A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks damages and equitable relief. The plaintiff contends he is entitled to a 49.9% ownership interest in A.I.N. Corporation's CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. Corporation filed a complaint for declaratory relief on the subject of Mr. Martins' lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel.com was added as a cross defendant in such action. The lawsuit is and will be vigorously contested on behalf of Autobytel.com, A.I.N. Corporation and individual co-defendant Michael Gorun.

        The selling shareholders of A.I.N. Corporation are obligated to fully indemnify Autobytel.com for all losses, including attorney's fees, expenses, settlements and judgements, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel.com common stock transferred to the selling shareholders as part of the acquisition of A.I.N. Corporation, as well as $250 in cash. As of December 31, 2000, the obligation was secured by the 450,000 shares of common stock and $95 in cash after expenses.

        In July 1998, Autobytel.com and certain of its past and current officers were sued by a former employee. The plaintiff claimed, among other things, that he was wrongfully terminated. In December 2000, a verdict in favor of plaintiff in the amount of $1.9 million was rendered. Autobytel.com intends to vigorously contest the judgement.

        From time to time, we are involved in other litigation matters relating to claims arising out of the ordinary course of business. Autobytel.com is involved in at least one such case currently. Management believes that there are no claims or actions pending or threatened against Autobytel.com, the ultimate disposition of which would have a material adverse effect on Autobytel.com's business, results of operations and financial condition. However, if a court or jury rules against Autobytel.com and the ruling is ultimately sustained on appeal and damages are awarded against Autobytel.com that include punitive damages, such ruling could have a material and adverse effect on Autobytel.com's business, results of operations and financial condition.

7. RETIREMENT SAVINGS PLAN

        Autobytel.com has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the 401(k) Plan.) The 401(k) Plan covers all full time employees of Autobytel.com who are over 21 years of age and have worked for Autobytel.com for at least 3 months. Under the 401(k) Plan, participating employees are allowed to defer up to 15% of their pretax salaries up to a maximum of $10.5 per year. Company contributions to the 401(k) Plan are discretionary. In January 2000, Autobytel.com began to match employee contributions 50 cents per dollar up to a maximum of $3 per year in Autobytel.com common stock. During 2000, Autobytel.com matched employee contributions by contributing $326 or 68,686 shares of common stock at the current fair market value on the date the shares were issued.

8. STOCKHOLDERS' EQUITY

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

Preferred Stock

        As of December 31, 2000, 11,445,187 shares of preferred stock with a $0.001 par value were authorized and undesignated.

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

        In December 1998, Autobytel.com issued a warrant to purchase 300,000 shares of common stock to MediaOne Interactive Services, Inc. in exchange for the right to participate in the development of broadband application technology. The warrant is exercisable at $13.20 per share and expires in December 2001. The warrant was valued at $540, and was amortized to expense in 1999.

        The fair value of each of these warrants was estimated using the Black-Scholes option-pricing model and the following assumptions: (1) no dividend yield, (2) volatility of 0.10%, (3) risk-free interest rate of 4.90%, and (4) expected life of three years.

9. STOCK OPTION PLANS

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

        The exercise price of non-statutory options granted under the 1998 Option Plan cannot be lower than 85% of the fair market value of the common stock on the date of grant. The exercise price of all incentive stock options granted cannot be lower than the fair market value on the grant date. With respect to any participants who beneficially own more than 10% of the voting power of all classes of stock of Autobytel.com, the exercise price of any stock option granted to such person must be at least 110% of the fair market value on the grant date, and the maximum term of such option is five years. The term of all other options granted under the 1998 Option Plan may be up to 10 years. Under the 1998 Option Plan, certain nonstatutory stock options (Performance Options) vest over a time period determined by the Board of Directors, however, the vesting could be accelerated based on the performance of Autobytel.com's common stock.

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

1999 Stock Option Plan

        Autobytel.com's 1999 Stock Option Plan (the 1999 Option Plan) was adopted in January 1999 and amended in September 1999. Autobytel.com has reserved 1,800,000 shares under the 1999 Option Plan. The 1999 Option Plan provides for the granting of stock options to key employees of Autobytel.com. Under the 1999 Option Plan, not more than 1,000,000 shares may be issued pursuant to options granted after March 31, 1999.

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

        The 1999 Option Plan is similar in all other material respects to the 1998 Option Plan.

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

2000 Stock Option Plan

        Autobytel.com's 2000 Stock Option Plan (the 2000 Option Plan) was approved by the Board of Directors in April 2000 and the stockholders at the Annual Meeting held on June 15, 2000. The 2000 Option Plan provides for the granting of both incentive stock options and nonqualified stock options to eligible employees, consultants and outside directors of Autobytel.com. Autobytel.com has reserved 3 million shares under the 2000 Option Plan.

        In May 2000, the Board of Directors granted Performance Options to purchase 250,000 shares of common stock to a certain executive at an exercise price of $6.19 per share, which represents the fair market value on the date of grant. These options vest over a five year period, but the vesting could be accelerated based on the performance of Autobytel.com's common stock. The accelerated vesting schedule provides that the grants will vest in five installments, the first installment on the eight month anniversary of the grant date and the remaining installments on each subsequent seven month anniversary period, if pre-established average trading prices of the common stock are achieved. These installments will vest if the average trading price exceeds $11.00, $16.00, $21.00, $26.00 and $31.00, respectively, in the applicable period after the date of grant. All other stock options granted under the 2000 Option Plan vest according to vesting schedules determined by the Board of Directors.

        The 2000 Option Plan is similar in all other material respects to the 1999 Option Plan.

Stock Option Changes

        A summary of the status of Autobytel.com's stock options as of December 31, 1998, 1999 and 2000, and changes during the years then ended is presented below:

                                                                   NUMBER OF   WEIGHTED AVERAGE
                                                                   OPTIONS      EXERCISE PRICE
                                                                   ---------   ----------------
Outstanding at December 31, 1997 ...........................       2,177,745       $     6.92
  Granted ..................................................       1,630,340            13.20
  Exercised ................................................        (181,012)            0.94
  Canceled .................................................        (767,733)            6.93
                                                                  ----------       ----------
Outstanding at December 31, 1998 ...........................       2,859,340            10.87
  Granted ..................................................       2,235,598            12.51
  Exercised ................................................        (362,630)            2.19
  Canceled .................................................        (813,747)           13.25
                                                                  ----------       ----------
Outstanding at December 31, 1999 ...........................       3,918,561            12.12
  Granted ..................................................       4,653,244             7.08
  Exercised ................................................        (280,000)            2.29
  Canceled .................................................      (1,612,025)           11.14
                                                                  ----------       ----------
Outstanding at December 31, 2000 ...........................       6,679,780       $     9.26
                                                                  ==========       ==========

Exercisable at December 31, 1998 ...........................         738,860       $     6.42
                                                                  ==========       ==========
Exercisable at December 31, 1999 ...........................       1,331,924       $     8.90
                                                                  ==========       ==========
Exercisable at December 31, 2000 ...........................       2,160,318       $    10.89
                                                                  ==========       ==========
Weighted-average fair value of options granted during
  1998 (1,630,340 options) .................................                       $     3.25
Weighted-average fair value of options granted during
  1999 (2,235,598 options) .................................                       $     3.81
Weighted-average fair value of options granted during
  2000 (4,653,244 options) .................................                       $     4.82

        The fair value of each option granted through December 31, 2000 is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) volatility of 102.71% and 55.90% for the years ended December 31, 2000 and 1999, respectively, and effectively zero for the year ended December 31, 1998, (iii) weighted-average risk-free interest rate of approximately 6.07%, 5.36% and 4.80% for the years ended December 31, 2000, 1999 and 1998, respectively, and (iv) an expected life of four to seven years.

        The following table summarizes information about stock options outstanding at December 31, 2000:

                                              Options Outstanding                              Options Exercisable
                                 ----------------------------------------------------     ------------------------------
                                               Weighted Average
Range of                         Number of      Remaining Life       Weighted Average     Number of     Weighted Average
Exercise Price                    Options         (in years)          Exercise Price       Options       Exercise Price
--------------                   --------      ----------------      ----------------     ---------     ----------------
Less than $1.00...............      18,444            5.51                 $0.90             18,444            $0.90
$1.00 - $5.99.................     886,555            8.22                  4.15            355,555             4.50
$6.00 - $10.99................   3,236,820            8.74                  7.24            432,348             7.82
$11.00 - $15.99...............   2,271,961            6.40                 13.20          1,232,859            13.28
$16.00 - $19.99...............     266,000            8.42                 17.68            121,112            17.85
                                   -------            ----                 -----            -------            -----
Less than $1.00 - $19.99......   6,679,780            7.85                 $9.26          2,160,318           $10.89
                                 =========            ====                 =====          =========           ======


Stock-Based Compensation

        From January to March 1999, Autobytel.com granted stock options to purchase 388,236 shares of common stock under the 1999 Stock Option Plan. These stock options were granted to employees and directors at exercise prices of $13.20 and $16.00 per share which were below the fair market value at the date of grant. In relation to these grants, Autobytel.com will recognize non-cash compensation expense of approximately $2,600 ratably over the vesting term of one to four years. Compensation expense of approximately $393 and $1,063 was recognized as operating expense in 2000 and 1999, respectively.

Pro Forma Disclosure

        Had compensation cost for Autobytel.com's stock option grants for its stock-based compensation plans been determined consistent with SFAS No. 123, Autobytel.com's net loss and net loss per share for the years ended December 31, 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                                Years Ended December 31,
                                     --------------------------------------------
                                       2000              1999             1998
                                     ----------       ----------       ----------
Net loss, as reported .........      $  (29,034)      $  (23,320)      $  (19,398)
Net loss per share, as reported           (1.45)           (1.48)           (2.30)
Net loss, pro forma ...........         (36,901)         (27,850)         (21,109)
Net loss per share, pro forma .           (1.84)           (1.77)           (2.51)

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

10. STOCK PURCHASE PLAN

1996 Employee Stock Purchase Plan

        Autobytel.com's 1996 Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors in November 1996. The Purchase Plan, which is intended to qualify under Section 423 of the Code, permits eligible employees of Autobytel.com to purchase shares of common stock through payroll deductions of up to ten percent of their compensation, up to a certain maximum amount for all purchase periods ending within any calendar year. Autobytel.com has reserved a total of 444,444 shares of common stock for issuance under the Purchase Plan. The price of common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first or last day of each six month purchase period. Employees may end their participation in the Purchase Plan at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with Autobytel.com.

        During the years ended December 31, 2000 and 1999, 21,740 and 3,161 shares of common stock were issued under the Purchase Plan, respectively.

11. INCOME TAXES

        No provision for federal income taxes has been recorded as Autobytel.com incurred net operating losses through December 31, 2000. Provision for income taxes primarily consists of franchise taxes paid to the state of Delaware. As of December 31, 2000, Autobytel.com had approximately $76,700 and $38,200 of federal and state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards expire in various years through 2020. Under the Tax Reform Act of 1986, the amounts of and benefits from Autobytel.com's net operating loss carryforwards will be limited under the provisions of Internal Revenue Code Section 382. Based on estimates, management believes the effect of such limitation will not have a material adverse effect on Autobytel.com.

        Autobytel.com accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Net deferred income tax assets, totaling approximately $35,900 as of December 31, 2000 and $24,700 as of December 31, 1999, consist primarily of the tax effect of net operating loss carryforwards, reserves and accrued expenses which are not yet deductible for tax purposes. Autobytel.com has provided a full valuation allowance on these deferred income tax assets because of uncertainty regarding their realization.

12. RELATED PARTY TRANSACTIONS

Peter R. Ellis

        In March 1998, Autobytel.com extended to co-founding member and stockholder, Peter R. Ellis a $250 loan bearing interest at 8% per annum compounded quarterly with principal and accrued interest due in full in March

2003. The loan was secured by Mr. Ellis's stock in Autobytel.com. Mr. Ellis repaid the loan, including accrued interest, in January 2000.

        In June 1998, Mr. Ellis resigned from Autobytel.com as Chief Executive Officer. In August 1998, Autobytel.com executed a two year agreement with Mr. Ellis to provide advisory services. Under the agreement, Mr. Ellis received $40, $20 and $500 in 2000, 1999 and 1998, respectively. The amounts paid to Mr. Ellis under this agreement are included in operating expenses in the accompanying consolidated statements of operations. In January 2000, Mr. Ellis gave Autobytel.com a 90-day termination notice of the agreement.

Consulting Agreement

        Autobytel.com and Robert Grimes, a current director and a former Executive Vice President of Autobytel.com, are parties to a two year consulting services agreement dated April 1, 2000. During the term of the consulting agreement, Mr. Grimes will receive $50 per year payable on a monthly basis and a $2.5 monthly office expense allowance. Mr. Grimes will make himself available to the executive officers of Autobytel.com for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships. Autobytel.com may terminate the agreement upon Mr. Grimes' breach of contract. If Mr. Grimes' agreement is terminated without breach, Mr. Grimes is entitled to either a pro rated or a lump sum payment equal to the salary that would have been received by Mr. Grimes if he had remained a consultant for the remaining balance of the two year term. In the event of death or disability, Autobytel.com will pay to Mr. Grimes or his successors and assigns the amount that Mr. Grimes would have received for the remainder of the term of the agreement. Mr. Grimes has the right to terminate the agreement upon 90 days notice to Autobytel.com. During the term of the agreement, Mr. Grimes will be entitled to participate in all of Autobytel.com's employee welfare benefit plans at Autobytel.com's expense.

13. BUSINESS SEGMENT

        Autobytel.com conducts its business within one business segment, which is defined as providing online vehicle purchasing and other related services.

14. SUBSEQUENT EVENTS (UNAUDITED)

Change in Functional Currency

        Effective January 1, 2001, Autobytel.Europe changed its functional currency from U.S. Dollars to the Euro.

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

 2.4 Agreement and Plan of Merger dated December 17, 1999 among autobytel.com inc., Autobytel Acquisition II Corp., A.I.N.
               Corporation and the shareholders of A.I.N. is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed with the SEC on February 25, 2000 (the "February 2000 8-K").

 2.5 Amendment to Agreement and Plan of Merger dated January 25, 2000 among autobytel.com inc., Autobytel Acquisition II Corp., A.I.N.
               Corporation and the shareholders of A.I.N. is incorporated herein by reference to Exhibit 2.2 of the February 2000 8-K.

 2.6           2nd Amendment to Agreement and Plan of Merger dated February 14,
               2000 among autobytel.com inc., Autobytel Acquisition II Corp.,
               A.I.N. Corporation and the shareholders of A.I.N. is incorporated herein in reference to Exhibit 2.3 of the February 2000 8-K.

 3.1 Amended and Restated Certificate of Incorporation of autobytel.com inc. certified by the Secretary of State of Delaware (filed December 14, 1998 and amended March 1, 1999) is incorporated herein by reference to Exhibit 3.1 of Amendment No.
               2 (filed on March 5, 1999) to autobytel.com inc.'s Registration
               Statement on Form S-1 (File No. 333-70621) originally filed with the SEC on January 15, 1999 and declared effective (as amended) on March 25, 1999 (the "Registration Statement")

 3.2           Second Certificate of Amendment of the Fifth Amended and Restated
               Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended June 30, 1999
               filed with the SEC on August 12, 1999

 3.3 Amended and Restated Bylaws of autobytel.com inc. is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter
               Ended September 30, 2000 filed with the SEC on November 13, 2000
               (the "September 2000 10-Q").

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

                                                                                    SEQUENTIALLY
                                                                                      NUMBERED
NUMBER         DESCRIPTION                                                              PAGE
------         -----------                                                          ------------
10.2           Employment Agreement dated July 1, 1998 between autobytel.com inc. and Mark W. Lorimer is incorporated herein by reference to
               Exhibit 10.2 of the Registration Statement filed with the SEC on
               January 15, 1999


10.3 First Amendment dated as of July 31, 1998 to Employment Agreement between Autobytel.com and Mark W. Lorimer is incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the Quarter Ended
               September 30, 1999 filed with the SEC on November 12, 1999

10.4           Letter agreement dated July 28, 2000 between autobytel.com inc.
               and Andrew F. Donchak.

10.5           Employment Agreement, dated as of May 3, 2000, between Dennis
               Benner and autobytel.com inc. is incorporated herein by reference to Exhibit 10.5 of the September 2000 10-Q.

10.6           Employment Agreement, dated as of April 3, 2000 between Ariel
               Amir and autobytel.com inc.

10.7 Contract of Employment, dated September 1, 2000, between Max Rens and Autobytel.Europe Holdings, B.V. is incorporated herein by reference to Exhibit 10.4 of the September 2000 10-Q.

10.8           Employment Agreement dated as of February 14, 2000 among A.I.N.
               Corporation, autobytel.com inc. and Michael Gorun is incorporated herein by reference to Exhibit 10.8 of Annual Report on Form 10-K for the Year Ended December 31, 1999 filed with the SEC on March
               23, 2000 (the "1999 10-K").

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

10.15 Form of Dealership Agreements are incorporated herein by reference to Exhibit 10.12 of the Registration Statement filed with the SEC on January 15, 1999

10.16+         Data License and Web Site Agreement dated April 1, 1997 between
               IntelliChoice, Inc. and Auto-By-Tel Marketing Corporation and autobytel.com inc. is incorporated herein by reference to Exhibit
               10.16 of the Registration Statement filed with the SEC on January
               15, 1999

10.17+ Kelley Blue Book/Auto-By-Tel Agreement dated November 19, 1997, as amended July 1, 1998, between Kelley Blue Book and Auto-By-Tel
               Corp. is incorporated herein by reference to Exhibit 10.17 of the Registration Statement filed with the SEC on January 15, 1999

10.18+ License and Services Agreement dated November 23, 1998 between autobytel.com inc. and Auto-by-Tel UK Limited is incorporated herein by reference to Exhibit 10.24 of the Registration
               Statement filed with the SEC on January 15, 1999

                                                                                    SEQUENTIALLY
                                                                                      NUMBERED
NUMBER         DESCRIPTION                                                              PAGE
------         -----------                                                          ------------
10.19+         Share Purchase Agreement dated November 23, 1998 between
               autobytel.com inc. and Inchcape Automotive Limited is
               incorporated herein by reference to Exhibit 10.25 of the
               Registration Statement filed with the SEC on January 15, 1999

10.20 Advisory Agreement dated August 20, 1998 between autobytel.com inc. and Peter R. Ellis is incorporated herein by reference to
               Exhibit 10.29 of the Registration Statement filed with the SEC on January 15, 1999

10.21 Form of Gold Term Subscription Agreement is incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Registration Statement filed with the SEC on February 9, 1999

10.22 Form of Platinum Term Continuation Rider is incorporated herein by reference to Exhibit 10.32 of Amendment No. 1 to the Registration Statement filed with the SEC on February 9, 1999

10.23          Amended and Restated Operating Agreement dated as of January 6,
               2000 among Autobytel.Europe LLC, autobytel.com inc., GE Capital
               Equity Holdings, Inc., Inchcape Overseas Investments B.V. and Pon
               Holdings B.V. is incorporated herein by reference to Exhibit
               10.31 of the 1999 10-K

10.24 1996 Stock Option Plan and related agreements are incorporated herein by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement filed with the SEC on February 9, 1999.

10.25 1996 Stock Incentive Plan and related agreements are incorporated herein by reference to Exhibit 10.6 of Amendment No. 1 to the Registration Statement filed with the SEC on February 9, 1999.

10.26+         Intercompany Software License Agreement dated as of January 6,
               2000 between autobytel.com inc. and Autobytel.Europe LLC is incorporated herein by reference to Exhibit 10.34 of the 1999
               10-K.

10.27 Form of autobytel.com Gold Term Services Agreement is incorporated herein by reference to Exhibit 10.35 of the 1999
               10-K.

10.28 Form of CarSmart.com Internet Marketing Agreement is incorporated herein by reference to Exhibit 10.36 of the 1999 10-K.

10.29 autobytel.com inc. Retirement Savings Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (file no. 333-33038) with the SEC on June 15, 2000.

10.30          Letter agreement, dated July 14, 2000, between ABN AMRO Bank N.V.
               and Autobytel.Europe Holdings B.V. regarding foreign currency forward transaction is incorporated herein by reference to
               Exhibit 10.1 of the September 2000 10-Q.

10.31          Letter agreement, dated July 19, 2000 between ABN AMRO Bank N.V.
               and Autobytel. Europe Holdings B.V. regarding foreign currency forward transaction is incorporated herein by reference to
               Exhibit 10.2 of the September 2000 10-Q.

10.32          Letter agreement, dated July 24, 2000 between ABN AMRO Bank N.V.
               and Autobytel. Europe Holdings B.V. regarding foreign currency forward transaction is incorporated herein by reference to
               Exhibit 10.3 of the September 2000 10-Q.

10.33 First Amendment to Amended and Restated Operating Agreement, dated as of January 27, 2000 among autobytel.com inc, GE Capital
               Holdings, Inc., Inchcape Overseas Investments B.V. and Pon
               Holdings B.V. is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended March 31, 2000 filed with the
               SEC on May 15, 2000.

                                                                                    SEQUENTIALLY
                                                                                      NUMBERED
NUMBER         DESCRIPTION                                                              PAGE
------         -----------                                                          ------------
10.34          Second Amendment to Amended and Restated Operating Agreement,
               dated as of April 6, 2000 among autobytel.com inc., GE Capital
               Holdings, Inc., Inchcape Overseas Investments B.V., Pon Holdings
               B.V. and e-LaSer S.A.


10.35 autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (file no. 333-39396) with the SEC on June 15, 2000.

10.36 Employment Agreement dated November 7, 2000 between autobytel.com inc. and Howard Layson.

10.37 Employment Agreement dated August 30, 1999 between autobytel.com inc. and Amit Kothari.

21.1           Subsidiaries of autobytel.com inc.

23.1           Consent of Arthur Andersen LLP, Independent Public Accountants

23.2           Consent of Manheim Auctions

24.1           Power of Attorney (reference is made to the signature page)

----------

+ Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.