Form 10-K/A
period 2000-12-31
AUTOBYTEL COM INC
filed 2001-04-27
CIK 1023364

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-K/A

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

       Based on the closing sale price of $1.29 for our common stock on the Nasdaq National Market System on April 16, 2001, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $8,031,215. As of April 16, 2001, 20,364,070 shares of our common stock were outstanding.

================================================================================

The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 by adding the following paragraph to the end of Item 5:

"On February 15, 2000, Autobytel.com acquired all the outstanding shares of A.I.N. Corporation in a stock and cash transaction. As consideration for this transaction, it issued 1.8 million shares of its common stock to the shareholders of A.I.N. Corporation and paid them an aggregate of $3 million in cash. The issuance of these shares was qualified for issuance under California law after a fairness hearing held by the California Commissioner of Corporations and thereupon became exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933."


The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 by replacing the following Items in their entirety:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The current directors and executive officers of Autobytel.com are as follows:

NAME                                       AGE                             POSITION
----                                       ---                             --------
Michael J. Fuchs....................       55    Chairman of the Board and Director
Mark W. Lorimer.....................       42    Chief Executive Officer, President and Director
Ariel Amir..........................       41    Executive Vice President, General Counsel and Secretary
Dennis Benner.......................       59    Executive Vice President, Corporate Development
Hoshi Printer.......................       59    Executive Vice President and Chief Financial Officer
Andrew Donchak......................       49    Senior Vice President and Chief Marketing Officer
Max Rens............................       54    Chief Executive Officer of Autobytel.Europe LLC,
                                                 a majority owned subsidiary of Autobytel.com
Jeffrey H. Coats....................       43    Director
Robert S. Grimes....................       57    Director
Mark N. Kaplan......................       71    Director
Kenneth J. Orton....................       49    Director
Richard A. Post.....................       42    Director
Peter Titz..........................       48    Director


       Jeffrey H. Coats was elected a director of Autobytel.com in August 1996. Since July 1999, Mr. Coats has been a Founder and Managing Director of TH Lee Global Internet Managers, L.P., a fund focused on making equity investments in eCommerce and Internet-related companies globally. Mr. Coats served as Managing Director of GE Equity, Inc., a wholly-owned subsidiary of General Electric Capital Corporation, from April 1996 to July 1999. Mr. Coats led GE Equity's Consumer Group, which included strategic and financial investments in the Internet, eCommerce, media and entertainment, retail and consumer products and services. He has also held various positions, most recently as Managing Director, of GE Capital Corporate Finance Group, Inc., a wholly-owned subsidiary of General Electric Capital Corporation, from June 1987 to April 1993. From February 1994 to April 1996, Mr. Coats served as President of Maverick Capital Equity Partners, LLC, and from May 1993 to January 1994, Mr. Coats was a Managing Director of Veritas Capital, Inc., both of which are investment firms. Mr. Coats holds a B.B.A. in Finance from the University of Georgia and a Masters in International Management in Finance from the American Graduate School of International Management. Mr. Coats is a member of the board of directors of Wink Communications, Inc. and Krause's Furniture, Inc..

       Michael J. Fuchs was elected as a director of Autobytel.com in September 1996 and became Chairman in June 1998. Since November 2000, Mr. Fuchs has been Chief Executive Officer of MyTurn.com, Inc. and was Interim Chief Executive Officer from April 2000 to October 2000. Mr. Fuchs was a consultant from November 1995 to April 2000. Mr. Fuchs was Chairman and Chief Executive Officer of Home Box Office, a Division of TimeWarner Entertainment Company, L.P., a leading pay-television company, from October 1984 until November 1995, and Chairman and Chief Executive Officer of Warner Music Group, a Division of Time Warner Inc., from May 1995 to November 1995. MyTurn.com, Inc. filed a voluntary petition under Chapter 11 of the Bankruptcy Code on March 2, 2001, which was converted to a filing under Chapter 7 of the Bankruptcy Code on April 2, 2001. Mr. Fuchs holds a B.A. from Union College and a J.D. from the New York University School of Law. Mr. Fuchs is a member of the board of directors of Wink Communications, Inc.

       Robert S. Grimes has been a director of Autobytel.com since inception and since April 2000 has also been a consultant to Autobytel.com. From July 1996 through March 2000, Mr. Grimes served as Executive Vice President of Autobytel.com. Since September 1987, Mr. Grimes has been President of R.S. Grimes & Co., Inc., a private investment company. From April 1981 to March 1987, Mr. Grimes was a partner with the investment firm of Cowen & Company. Mr. Grimes holds a B.S. from the Wharton School of Commerce and Finance at the University of Pennsylvania and an L.L.B. from the University of Pennsylvania Law School. Mr. Grimes has served on the board of directors of Philips International Realty Corp., a New York Stock Exchange listed company, since April 1998.

       Mark N. Kaplan was elected as a director of Autobytel.com in June 1998. Mr. Kaplan was a member of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1979 through 1998 and currently is of counsel to such firm. Mr. Kaplan serves on the board of directors of the following companies whose shares are publicly traded: American Biltrite, Inc., Congoleum Corporation, Inc., DRS Technologies, Inc., Grey Advertising, Inc., REFAC Technology Development Corporation and Volt Information Sciences, Inc. Mr. Kaplan holds an A.B. from Columbia College and a J.D. from Columbia Law School.

       Mark W. Lorimer has served as a director of Autobytel.com since June 1998. Mr. Lorimer joined Autobytel.com in December 1996 as Vice President, General Counsel and Secretary, and was promoted to Executive Vice President and Chief Operating Officer in May 1997. In May 1998, Mr. Lorimer was promoted to President. He was elected a director and appointed Chief Executive Officer of Autobytel.com in June 1998. From January 1996 to November 1996, Mr. Lorimer was a partner and, from March 1989 to January 1996, was an associate with the law firm of Dewey Ballantine LLP. Mr. Lorimer is a member of the national board of directors of the American Electronics Association. Mr. Lorimer holds a B.S. in Speech from Northwestern University and a J.D. from the Fordham University School of Law.

       Kenneth J. Orton was elected a director of Autobytel.com in June 1998. Mr. Orton has been Chief Strategist of e-business at Cognitiative, Inc. since March 1999. Through February 1999, Mr. Orton was the President and Chief Executive Officer of Preview Travel, Inc., which he joined in April 1994 as President and Chief Operating Officer. From September 1989 to March 1994, Mr. Orton was Vice President and General Manager of the San Francisco division of Epsilon, a database marketing firm and a wholly owned subsidiary of American Express Company. Prior to his employment with Epsilon, Mr. Orton was Vice President of MARC Inc., a market research and database marketing company, and Vice President of Sales and Marketing for Future Computing. Mr. Orton also serves as a director of Egghead.com, Inc., a publicly-held corporation. Mr. Orton received a B.A. from California State University, Fullerton.

       Richard A. Post has served as a director of Autobytel.com since February 1999. Since July 2000, Mr. Post has been Managing Partner of Lonetree Capital Partners. From June 1998 to July 2000, Mr. Post was Executive Vice President and Chief Financial Officer of MediaOne Group, Inc. and President of MediaOne Capital Corp., a subsidiary of MediaOne Group, Inc. From January 1997 to June 1998, Mr. Post was Vice President and Chief Financial Officer of MediaOne Group, Inc. Mr. Post joined US WEST Financial Services in April 1988 as manager of Corporate Development and was promoted in 1990, first to Executive Director, and then to Vice President, responsible for all Capital Asset Group businesses. From June 1996 to January 1997, he was President of Corporate Development at US WEST, Inc. where he had responsibility for corporate development efforts at US WEST Communications, as well as US WEST, Inc. From December 1995 to June 1996, he served as Vice President of Corporate Development for US WEST Media Group, a division of the former US WEST, Inc. Mr. Post holds both a business administration degree and an M.B.A. from Delta State University. Mr. Post is a member of the board of directors of Arbitron, Inc.

       Peter Titz has served as a director of Autobytel.com since January 1999. Since September 1998, Mr. Titz has been Chairman of the board of directors of Invision AG (formerly Aureus Private Equity AG which absorbed Invision AG and changed its name to Invision AG.) Mr. Titz was a manager of Metro International Dienstleistung Beteiligungs AG and Invision AG from 1989 through December 1999. Before joining Metro and Invision AG in 1989, Mr. Titz was managing director of various institutions in the financial service sector including American Express in Frankfurt where he was responsible for the introduction of automatic teller machines and the installation of POS systems in Europe. Mr. Titz received a degree in engineering from the University of Aachen and a degree in economics from the University of Bonn. Mr. Titz is a member of the board of directors of Invision AG.

       Ariel Amir joined Autobytel.com as Vice President and General Counsel in March 1999, was elected Secretary in April 1999 and was promoted to Senior Vice President in April 2000 and Executive Vice President in September 2000. Mr. Amir was Vice President of Security Capital U.S. Realty from February 1998 until March 1999, where he was responsible for mergers and acquisitions and relations with strategic investees. Mr. Amir was Vice President of Security Capital Group Incorporated, where he provided securities offering and corporate acquisitions services from June 1994 until January 1998. Prior to joining Security Capital Group, Mr. Amir was an attorney with the law firm of Weil, Gotshal & Manges in New York where he practiced securities and corporate law from September 1985 until April 1994. Mr. Amir received his law degree from Georgetown University Law Center, an M.S. in industrial administration from Carnegie-Mellon University Graduate School of Industrial Administration and an A.B. in Economics from Washington University in St. Louis.

       Dennis Benner joined Autobytel.com as Executive Vice President, Corporate Development in May 2000. From November 1994 to May 2000, Mr. Benner was Chief Information Officer of Fluor Corporation. From 1986 to October 1994, Mr. Benner held various positions with TRW Information Systems Group, most recently as Vice President and General Manager of TRW Information Technology Services Division. From 1983 to 1986, Mr. Benner was Division Vice President of Automatic Data Processing Western Division. From 1978 to 1983, Mr. Benner held various positions with Computer Sciences Corporation, most recently as Vice President and General Manager of Business Services Division. From 1967 to 1978, Mr. Benner held various managerial positions with International Business Machines Corporation. Mr. Benner received a B.S. in Business Administration from the University of Kansas.

       Hoshi Printer rejoined Autobytel.com as Executive Vice President and Chief Financial Officer in April 2001. From December 2000 through April 2001 Mr. Printer was a consultant and from July 2000 through November 2000, Mr. Printer was Executive Vice President and Chief Financial Officer of Bestoffer.com, Inc. From January 1999 to June 2000, Mr. Printer was Senior Vice President and Chief Financial Officer of Autobytel.com. From June 1996 to December 1998, Mr. Printer served as Vice President, Finance and Administration, Chief Financial Officer and Secretary of Peerless Systems Corporation, a software technology company. From July 1995 to May 1996, Mr. Printer was Chief Financial Officer of Neuron Data Inc., a software technology company. From July 1994 to June 1995, Mr. Printer served as Chief Financial Officer of Soane Technologies Inc., a polymer technology company. From January 1990 to June 1994, Mr. Printer was Chief Financial Officer of Catalytica Inc., an environmental technology company. Mr. Printer also worked at Xerox Corporation for over 17 years as Vice President of Finance and in 1976 served as a consultant to the White House for the President's Reorganization project on cash management. Mr. Printer holds a B.E. in mechanical engineering and a B.E. in electrical engineering from Poona University in India, an M.S. in industrial engineering from Oklahoma State University and an M.B.A. from Stanford University.

       Andrew Donchak joined Autobytel.com in August 2000 as Senior Vice President, Chief Marketing Officer. Previously, Mr. Donchak served as Vice President, Marketing, of Navigation Technologies, Inc., a database developer for GPS navigation systems, where he was responsible for marketing and fulfillment operations, from November 1997 to August 2000. Prior to that, Mr. Donchak was President, Consumer Division of Konami of America, Inc., an interactive entertainment software development company, from December 1994 until October 1997. From January to November 1994, he was Executive Vice President of BCI, a media syndication company. Mr. Donchak spent fifteen years from October 1978 until December 1993 at BBDO Worldwide in New York and Chicago where he last served as Executive Vice President, was a member of the BBDO NY Board of Directors, and was responsible for key agency/client relationships. Mr. Donchak received a Masters in Marketing and Finance from the Kellogg Graduate School of Management at Northwestern University, where he also earned a Masters of Science in Advertising and a Bachelors of Science in Communications Studies.

       Max Rens joined Autobytel.Europe as Chief Executive Officer in October 2000. From June 1997 to September 2000, Mr. Rens was Executive Vice President and Chief Information Officer of KLM Royal Dutch Airlines. From June 1995 to May 1997, Mr. Rens was a member of the Board of Management of NS Infra Services BV, where he was responsible for the construction and maintenance of the Dutch railway infrastructure. Mr. Rens holds a law degree from the University of Leiden in The Netherlands.

BOARD OF DIRECTORS AND COMMITTEE MEETINGS

       The board of directors is divided into three classes, with each class holding office for staggered three-year terms. The terms of Class I Directors Mark W. Lorimer, Richard A. Post and Peter Titz expire in 2002, the terms of Class II Directors Mark N. Kaplan and Kenneth J. Orton expire in 2003 and the terms of Class III Directors Jeffrey H. Coats, Michael J. Fuchs and Robert S. Grimes expire in 2001. All executive officers of Autobytel.com are chosen by the board of directors and serve at its discretion except that Mark W. Lorimer and Dennis Benner have employment agreements that have a term of employment of three years expiring on July 1, 2001 and May 3, 2003, respectively, which term automatically renews for one year periods unless Autobytel.com or such individual gives at least 30 days prior notice of an election not to renew the term, and Ariel Amir and Hoshi Printer have employment agreements that have a term of employment of two years expiring on April 3, 2002 and April 18, 2003, respectively. There are no family relationships among Autobytel.com's officers and directors.

       During the fiscal year ended December 31, 2000, the board of directors held a total of 9 meetings. Each member of the board of directors attended more than 75% of the meetings of the Board and of the committees of which he was a member, except that Mr. Titz attended 56% of the meetings of the Board.

       The standing committees of the board of directors are the Compensation Committee, the Audit Committee and the Nominating Committee.

       The Compensation Committee, which met on 4 occasions in 2000, is responsible for determining the compensation of executive officers and Autobytel.com's non-executive officer employee compensation structure. The Compensation Committee currently consists of Jeffrey H. Coats, Michael J. Fuchs and Kenneth J. Orton.

       The Audit Committee, which met on 5 occasions in 2000, is responsible for
(i) reviewing Autobytel.com's financial results and the scope and results of audits; (ii) evaluating Autobytel.com's system of internal controls and meeting with independent auditors and appropriate Company financial personnel concerning Autobytel.com's system of internal controls; (iii) recommending to the board of directors the appointment of the independent auditors; and (iv) evaluating Autobytel.com's financial reporting activities and the accounting standards and principles followed. The Audit Committee currently consists of Jeffrey H. Coats, Mark N. Kaplan and Richard A. Post.

       The Nominating Committee was established on June 15, 2000 to nominate directors for election at each annual meeting of stockholders and to fill any vacancy on the Board. The Nominating Committee did not meet in 2000. The Nominating Committee currently consists of Mark W. Lorimer, Mark N. Kaplan and Peter Titz.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Based upon Autobytel.com's review of forms filed by directors, officers and certain beneficial owners of Autobytel.com's common stock (the "Section 16 Reporting Persons") pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, Autobytel.com has identified the following filings that were filed late by the Section 16 Reporting Persons during fiscal 2000: Michael Gorun, former president of A.I.N. Corporation, did not file one Form 4 with respect to at least one transaction. Autobytel.com is not aware of any other failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

       Summary of Cash and Certain Other Compensation. The following table provides certain summary information concerning compensation paid or accrued by Autobytel.com to or on behalf of Autobytel.com's Chief Executive Officer and, the four other most highly compensated officers (together with the Chief Executive Officer, the "Named Executive Officers") of Autobytel.com for the year ended December 31, 2000:

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                                                      AWARDS
                                                                 ANNUAL                            ------------
                                            FISCAL YEAR       COMPENSATION              OTHER       SECURITIES
                                               ENDED       -------------------          ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITION                 DECEMBER 31,   SALARY        BONUS       COMPENSATION   OPTIONS(#)
---------------------------                 ------------   ------        -----       ------------   ----------
Mark W. Lorimer.................                2000      $325,000     $113,750         $18,000        331,792
  Chief Executive Officer and                   1999       323,958      156,000          18,000          6,792
  President                                     1998       316,000      150,000           9,000     750,000(1)
Ariel Amir......................                2000       235,208       83,000              --        310,000
  Executive Vice President and                  1999       136,634       84,000              --        150,000
  General  Counsel
Dennis Benner...................                2000       148,413      100,000          59,901     400,000(2)
  Executive Vice President,
  Corporate Development
Michael Gorun...................                2000       237,500       16,625              --        200,000
  Former President,
  A.I.N. Corporation
Joshua McCarter.................                2000       165,000       57,750              --        155,005
  Vice President,                               1999       118,750       70,200              --         66,950
  International Development                     1998        73,500       19,000              --         19,500

----------

Bonuses for services provided in 1999 and 2000 were paid in 2000 and 2001, respectively, except for $50,000 to Mr. Benner for services provided in 2000 and paid in 2000.

(1) The right to obtain 500,000 shares of such securities is contingent on the performance of our market trading price.

(2) The right to obtain 250,000 shares of such securities is contingent on the performance of our market trading price.

STOCK OPTION GRANTS IN 2000

       The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during 2000. Autobytel.com has never issued stock appreciation rights. Autobytel.com grants options at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the Nasdaq National Market on the date of grant. The term of each option granted is generally ten years from the date of grant. Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

                                                          INDIVIDUAL GRANTS           POTENTIAL REALIZABLE VALUE
                              NUMBER OF       PERCENT OF                                OF ASSUMED ANNUAL RATES
                              SECURITIES     TOTAL OPTIONS                            OF STOCK PRICE APPRECIATION
                              UNDERLYING      GRANTED TO     EXERCISE                      FOR OPTION TERM(2)
                               OPTIONS        EMPLOYEES       PRICE     EXPIRATION    ---------------------------
NAME                          GRANTED(#)      IN 2000(1)    ($/SHARE)      DATE          5%($)          10%($)
----                          ----------     -------------  ---------   ----------    ----------      -----------
Mark W. Lorimer.....           331,792           7.5%        $6.500      04/12/10     $1,356,305      $3,437,142
Ariel Amir..........            37,500           0.8%        10.380      02/02/10        244,797         620,364
                               187,500           4.2%         6.500      04/12/10        766,465       1,942,374
                                85,000           1.9%         7.000      06/15/10        374,192         948,277
Dennis Benner.......           400,000           9.0%         6.188      05/03/10      1,556,640       3,944,832
Michael Gorun.......           100,000           2.3%        11.125      02/15/10        699,645       1,773,038
                               100,000           2.3%         7.000      06/15/10        440,226       1,115,620
Joshua McCarter.....            20,000           0.5%        10.380      02/02/10        130,559         330,861
                               135,005           3.0%         6.500      04/12/10        600,678       1,522,235

----------

(1) Based on options to purchase 4,443,244 shares granted under Autobytel.com's 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan and 2000 Stock Option Plan to employees during fiscal 2000.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent Autobytel.com's estimate or projection of its future common stock prices.

AGGREGATED OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES

       The following table sets forth for each of the Named Executive Officers certain information concerning options exercised during fiscal 2000 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2000. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2000 ($2.50 per share) and the exercise price of the officer's options. Autobytel.com has never issued stock appreciation rights.

                                                               NUMBER OF SECURITIES
                                 NUMBER OF                           UNDERLYING                  VALUE OF UNEXERCISED
                                   SHARES                     UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                  ACQUIRED                       DECEMBER 31, 2000               DECEMBER 31, 2000(1)
                                    ON          VALUE      ---------------------------      -----------------------------
NAME                            EXERCISE(#)   REALIZED($)  EXERCISABLE   UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
----                            -----------   -----------  -----------   -------------      -----------     -------------
Mark W. Lorimer.......               --           --         644,532        877,385              --              --
Ariel Amir............               --           --          67,187        392,813              --              --
Dennis Benner.........               --           --              --        400,000              --              --
Michael Gorun.........               --           --              --        200,000              --              --
Joshua McCarter.......               --           --          56,226        173,784              --              --

(1)    As of December 31, 2000 none of the options were in the money.

EMPLOYMENT AGREEMENTS

       On July 1, 1998, Autobytel.com entered into a three year employment agreement with Mr. Mark W. Lorimer, Autobytel.com's President and Chief Executive Officer. This agreement automatically renews for one year periods unless either party gives at least 30 days notice of an election not to renew. Under this agreement, Mr. Lorimer is entitled to a base salary of $325,000 and a bonus as determined by the board of directors from time to time. Under this agreement, Mr. Lorimer also received options to purchase 200,000 shares which vest over two years and a performance option to purchase 500,000 shares which vests on the seventh anniversary of the grant date, unless accelerated upon the earlier accomplishment of stock price goals. In addition, Mr. Lorimer may participate in any medical, dental, welfare plans, insurance coverages and any death benefit and disability benefit plans afforded to executive employees of Autobytel.com.

       If Mr. Lorimer's employment is terminated without "cause" or if Mr. Lorimer terminates his employment with "good reason" (each as defined in his employment agreement), Mr. Lorimer is entitled to a lump sum payment equal to the highest annual base salary in effect for the term of the agreement multiplied by the greater of (1) the remaining balance of the three year term or longer if there is a change of control or (2) two years.

       In addition to the above, in the event Mr. Lorimer's employment is terminated during the six month period prior to (or the first thirty-six months following) a change of control by Mr. Lorimer for good reason or by Autobytel.com other than for cause, disability or death, Mr. Lorimer is entitled to a lump sum payment equal to twice the highest bonus paid to Mr. Lorimer in the last three fiscal years plus the amount of the cost of all benefits for the greater of the remaining balance of the term or two years. In the event of a change of control while Mr. Lorimer is employed by Autobytel.com or if Mr. Lorimer's employment is terminated by Autobytel.com without cause or by Mr. Lorimer for good reason during the six month period prior to a change of control, unvested time based options shall become vested and exercisable and unvested performance-based options shall become vested and exercisable to the extent performance targets have been met. In the event of the death or disability of Mr. Lorimer during the term of his employment agreement, Autobytel.com shall provide Mr. Lorimer or his successors, heirs or designees, with continued payment of Mr. Lorimer's then current base salary and all benefits for a period of two years. If Mr. Lorimer's severance benefits are parachute payments under the Internal Revenue Code, Autobytel.com has agreed to make additional payments to him to compensate for his additional tax obligations.

       As of May 3, 2000, Autobytel.com entered into a three year employment agreement with Mr. Benner, under which Mr. Benner is entitled to a base salary of $225,000 and a bonus as determined by the board of directors from time to time, but in no event less than $100,000 per year. This agreement automatically renews for one year periods unless either party gives at least 30 days notice of an election not to renew. If Mr. Benner's employment is terminated without "cause" or if Mr. Benner terminates his employment for "good reason" (each as defined in his employment agreement), Mr. Benner is entitled to a lump sum payment equal to the base salary that would have been received by Mr. Benner if he had remained employed by Autobytel.com for the remaining balance of the term, but in no event less than 12 months. Mr. Benner's employment with Autobytel.com shall terminate automatically in the event of death or upon 30 days' written notice of termination by Autobytel.com in the event of a disability.

       Under this agreement, Mr. Benner also received options to purchase 150,000 shares which vest over two years and a performance option to purchase 250,000 shares which vests on the fifth anniversary of the grant date, unless accelerated upon the earlier accomplishment of stock price goals.

       In the event of a change of control of Autobytel.com between March 31, 2001 and May 3, 2003, and while Mr. Benner remains employed by Autobytel.com, the term of the agreement shall automatically extend for a period of two years from the date of the change of control. In addition to the above, in the event Mr. Benner's employment is terminated during the first twelve months following a change of control by Mr. Benner for good reason or by Autobytel.com other than for cause, disability or death, Mr. Benner is entitled to a lump sum payment equal to the greater of (1) the base salary that would have been received by him for the remainder of the term or (2) an amount equal to one year base salary plus an amount equal to the highest annual bonus paid to him by Autobytel.com during the term prior to termination. In addition, Mr. Benner is entitled to the amount of the cost of employee insurance benefits for one year. In the event of a change of control while Mr. Benner is employed by Autobytel.com or if Mr. Benner's employment is terminated by Autobytel.com without cause or by Mr. Benner for good reason during the six month period prior to a change of control, unvested options shall become vested and exercisable. If Mr. Benner's severance benefits are parachute payments under the Internal Revenue Code, Autobytel.com has agreed to make additional payments to him to compensate certain of his additional tax obligations. In addition, Mr. Benner may participate in any medical, dental, welfare plans, insurance coverages and any death benefit and disability benefit plans afforded to employees of Autobytel.com.

       As of April 3, 2000, Autobytel.com entered into a two year employment agreement with Mr. Amir, under which Mr. Amir is entitled to a base salary of $200,000 (which base salary was subsequently increased to $265,000) and a bonus as determined by the board of directors from time to time. If Mr. Amir's employment is terminated without "cause" or if Mr. Amir terminates his employment with "good reason" (each as defined in his employment agreement), Mr. Amir is entitled to a lump sum payment equal to the highest annual base salary in effect during the term of the agreement for the remaining term of the agreement, but in no event less than 12 months.

       In the event of a change of control of Autobytel.com between March 31, 2001 and April 3, 2002, and while Mr. Amir remains employed by Autobytel.com, the term of the agreement shall automatically extend for a period of one year from the date of the change of control. In addition to the above, in the event Mr. Amir's employment is terminated during the six month period prior to (or the first twelve months following) a change of control by Mr. Amir for good reason or by Autobytel.com other than for cause, disability or death, Mr. Amir is entitled to a lump sum payment equal to twice the highest base salary paid during the term to Mr. Amir plus the amount of the cost of employee insurance benefits for one year. In the event of a change of control while Mr. Amir is employed by Autobytel.com or if Mr. Amir's employment is terminated by Autobytel.com without cause or by Mr. Amir for good reason during the six month period prior to a change of control, unvested options shall become vested and exercisable. If Mr. Amir's severance benefits are parachute payments under the Internal Revenue Code, Autobytel.com has agreed to make additional payments to him to compensate certain of his additional tax obligations. In addition, Mr. Amir may participate in any medical, dental, welfare plans, insurance coverages and any death benefit and disability benefit plans afforded to executive employees of Autobytel.com.

       On February 14, 2000, Autobytel.com entered into a three-year employment agreement with Mr. Gorun, former President of Autobytel.com's subsidiary, A.I.N. Corporation. Under this agreement, Mr. Gorun was entitled to a base salary of $225,000, and a bonus in such amounts and based on such criteria as established by the board of directors from time to time. Mr. Gorun was also granted options to purchase 100,000 shares which vest fully by February 15, 2004. In addition, Mr. Gorun was entitled to participate in any medical, dental, welfare plans, insurance coverages and any death benefit and disability benefit plans afforded to executive employees of Autobytel.com. Under the agreement, if Mr. Gorun's employment is terminated without "cause" or if Mr. Gorun terminated his employment for "good reason" (each as defined in his employment agreement), Mr. Gorun was entitled to his base salary for an additional 180 days following such termination. Mr. Gorun's employment with A.I.N. Corporation ceased in January 2001.

       Under a letter agreement dated June 15, 2000, Mr. McCarter's options vest upon a change of control occurring while he is employed by Autobytel.com.

NON-EMPLOYEE DIRECTOR COMPENSATION

       Our non-employee directors do not currently receive any cash compensation for service on Autobytel.com's board of directors or any committee thereof, but directors are reimbursed for expenses incurred in connection with attendance at board and committee meetings.

       Autobytel.com's 1999 Stock Option Plan provides for an automatic grant of a first option to purchase 20,000 shares of common stock to each non-employee director on the date on which the person first becomes a non-employee director; provided, that if any person serving as a non-employee director before January 14, 1999 received options for less than 20,000 shares on the date such person became a member of the board of directors, such person was granted an option to purchase a number of shares equal to the difference between 20,000 shares and the shares actually granted. After the first option is granted to the nonemployee director, he or she will automatically be granted a subsequent option to purchase 5,000 shares on November 1 of each subsequent year provided he or she is then a non-employee director and, provided further, that on such date he or she has served on the board of directors for at least six months. First options and each subsequent option will have a term of ten years. The shares related to the first option and each subsequent option vest in their entirety and becomes exercisable on the first anniversary of the grant date, provided that the option holder continues to serve as a director on such dates. The exercise price of shares subject to the first option and each subsequent option shall be 100% of the fair market value per share of common stock on the date of the grant of the option. The autobytel.com inc. 2000 Stock Option Plan contains identical provision for option grants to non-employee directors that become effective when no shares are available for grant under the 1999 Stock Option Plan. In June 2000, each outside director was granted options to purchase 25,000 shares which vested on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       No interlocking relationship exists between the board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. The compensation committee of the board of directors currently consists of Mr. Fuchs, Mr. Coats and Mr. Orton.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 31, 2001, by all persons known by Autobytel.com to own beneficially more than five percent (5%) of the common stock of Autobytel.com, each director, each of the Named Executive Officers and all directors and executive officers of Autobytel.com as a group.

                                                                                        SHARES BENEFICIALLY
                                                                                               OWNED
                                                                                        -------------------
                                                                                        NUMBER      PERCENT
                                                                                        ------      -------
5% STOCKHOLDERS:
John C. Bedrosian(1) ...........................................................      2,500,695      12.3%
  875 Stone Canyon Road, Los Angeles, California 90077-2911
General Electric Capital Corporation(2) ........................................      1,850,702       9.1%
  260 Long Ridge Road, Stamford, Connecticut 06927
Peter R. Ellis(3) ..............................................................      1,593,694       7.8%
  c/o Jubilee Investments, 1550 Bayside Drive, Suite 2,
  Corona Del Mar, California 92625
SMALLCAP World Fund, Inc.(4) ...................................................      1,320,000       6.5%
  333 South Hope Street, Los Angeles, California 90071
Capital Research and Management Company (4) ....................................      1,320,000       6.5%
  333 South Hope Street, Los Angeles, California 90071
AT&T Corp.(5) ..................................................................      1,057,576       5.1%
  32 Avenue of the Americas, New York, New York 10013


NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Mark W. Lorimer(6) .............................................................        831,087       3.9%
Robert S. Grimes(7) ............................................................        997,691       4.8%
Michael Gorun ..................................................................        728,650       3.6%
Peter Titz(8) ..................................................................        617,073       3.0%
Ariel Amir(9) ..................................................................        198,166       1.0%
Michael J. Fuchs(10) ...........................................................        194,928       1.0%
Joshua McCarter(11) ............................................................        127,083         *
Dennis Benner(12) ..............................................................         75,000         *
Mark N. Kaplan(13) .............................................................         51,308         *
Kenneth J. Orton(14) ...........................................................         51,308         *
Jeffrey H. Coats(15) ...........................................................         50,000         *
Richard A. Post(16) ............................................................         52,000         *
All Named Executive Officers, executive officers  and directors as a group
  (15 persons) (17) ............................................................      4,027,419      17.9%

----------

*      Less than 1%.

(1) Includes 1,750,695 shares held in the John C. Bedrosian and Judith D. Bedrosian Revocable Trust in which Mr. Bedrosian maintains shared voting powers. 750,000 shares are held by the Bedrosian Investment Group, Ltd., of which Mr. Bedrosian has sole voting power.

(2) Includes 24,874 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(3) This number is based solely upon a review of a Schedule 13G filed with the Securities and Exchange Commission on January 16, 2001 and includes, 1,574,972 shares held in a revocable trust held by Mr. Ellis and his wife, and 18,722 shares held by trusts established for family members of Mr. Ellis as to which Mr. Ellis' wife maintains sole voting power. Mr. Ellis granted voting power as to 593,175 shares of common stock to Autobytel.com under a voting proxy dated January 11, 1999. See "Certain Relationships and Related Transactions."

(4) This number is based solely upon a review of a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2001 which discloses that SMALLCAP World Fund, Inc. has the sole voting power and Capital Research and Management Company has the sole dispositive power over the same 1,320,000 shares. Capital Research and Management Company has disclaimed beneficial ownership of these 1,320,000 shares.

(5) This number is based upon a review of a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001 and includes 300,000 shares issuable upon exercise of warrants.

(6) Includes 826,760 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(7) Includes an aggregate of 5,554 shares held in irrevocable trusts as to which Mr. Grimes' wife maintains sole voting power, 34,037 shares held by Mr. Grimes' wife, 131,926 shares held in a trust of which Mr. Grimes and his wife are beneficiaries and 275,470 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(8) Includes 277,273 shares owned by and 289,800 shares issuable upon exercise of warrants held by Invision AG., of which Mr. Titz is a director. Also includes 50,000 shares issuable upon exercise of options held by Mr. Titz, which are exercisable within 60 days of March 31, 2001.

(9) Includes 192,709 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(10) Includes 54,874 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(11) Includes 116,438 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(12) Includes 75,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(13) Includes 50,308 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(14) Includes 50,308 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(15) Includes 50,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(16) Includes 50,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(17) Includes 1,844,992 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001 and 289,800 shares issuable upon exercise of warrants.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING AGREEMENT

       Autobytel.com and Robert Grimes, a current director and a former Executive Vice President of Autobytel.com, are parties to a two year consulting services agreement dated April 1, 2000. During the term of the consulting agreement, Mr. Grimes is entitled to receive $50,000 per year payable on a monthly basis and a $2,500 monthly office expense allowance. Mr. Grimes will make himself available to the executive officers of Autobytel.com for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships. Autobytel.com may terminate the agreement upon Mr. Grimes' breach of contract. If Mr. Grimes' agreement is terminated without breach, Mr. Grimes is entitled to either a pro rated or a lump sum payment equal to the consulting salary that would have been received by Mr. Grimes if he had remained a consultant for the remaining balance of the two year term. In the event of death or disability, Autobytel.com will pay to Mr. Grimes or his successors and assigns the amount that Mr. Grimes would have received for the remainder of the term of the agreement. Mr. Grimes has the right to terminate the agreement upon 90 days notice to Autobytel.com. During the term of the agreement, Mr. Grimes will be entitled to participate in all of Autobytel.com's employee welfare benefit plans at Autobytel.com's expense.

LOANS

       From time to time, Autobytel.com has advanced funds to Peter Ellis, the former chairman of the board of directors and former chief executive officer of Autobytel.com. As of December 31, 1999, Mr. Ellis was indebted to Autobytel.com in the amount of $250,000 plus accrued interest at the rate of 8% per year compounded quarterly, with principal and accrued interest due and payable on or before March 1, 2003. Autobytel.com received a pledge of 100,657 of Mr. Ellis' shares of common stock to secure this loan. Mr. Ellis repaid the loan, including accrued interest, in January 2000.

VOTING PROXY

       On January 11, 1999, in consideration of Autobytel.com waiving its right of first refusal permitting the sale of $1.4 million of common stock (at $11.88 per share) by Mr. Ellis to "accredited investors" as such term is defined under Rule 501 of the Securities Act of 1933, Mr. Ellis transferred to Autobytel.com the voting power of 593,175 shares of common stock owned by Mr. Ellis for a period that is the earlier of three years from such date or until such time as Mr. Ellis sells the shares to a person not affiliated with Mr. Ellis. The Chief Executive Officer and the Chief Operating Officer, if any, of Autobytel.com have the right to vote all of the proxy shares as they deem appropriate or desirable.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April 2001.

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

               SIGNATURE                                          TITLE                                DATE
               ---------                                          -----                                ----
/s/ MICHAEL FUCHS*                               Chairman of the Board and Director               April 26, 2001
-----------------------------------------
Michael Fuchs

/s/ MARK W. LORIMER                              Chief Executive Officer, President and           April 26, 2001
-----------------------------------------        Director (Principal Executive Officer)
Mark W. Lorimer

/s/ HOSHI PRINTER                                Executive Vice President and                     April 26, 2001
-----------------------------------------        Chief Financial Officer (Principal Financial
Hoshi Printer                                    Officer)

/s/ AMIT KOTHARI*                                Vice President and Controller (Principal         April 26, 2001
-----------------------------------------
Amit Kothari                                     Accounting Officer)

/s/ JEFFREY H. COATS*                            Director                                         April 26, 2001
-----------------------------------------
Jeffrey H. Coats

/s/ MARK N. KAPLAN*                              Director                                         April 26, 2001
-----------------------------------------
Mark N. Kaplan

/s/ KENNETH J. ORTON*                            Director                                         April 26, 2001
-----------------------------------------
Kenneth J. Orton

/s/ ROBERT S. GRIMES*                            Director                                         April 26, 2001
-----------------------------------------
Robert S. Grimes

/s/ PETER TITZ*                                  Director                                         April 26, 2001
-----------------------------------------
Peter Titz

/s/ RICHARD POST*                                Director                                         April 26, 2001
-----------------------------------------
Richard Post

* Mark W. Lorimer, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors pursuant to powers of attorney duly executed by each such person.


       By:     /s/ MARK W. LORIMER
          --------------------------------
             Mark W. Lorimer
             Attorney-in-Fact