Form 10-Q
period 2001-03-31
AUTOBYTEL COM INC
filed 2001-05-11
CIK 1023364

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

                                 (949) 225-4500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                               ------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of April 30, 2001, there were 20,364,070 shares of the Registrant's Common Stock outstanding.

================================================================================

                                      INDEX

                                                                                PAGE
                                                                                ----

                          PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements:
        Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
         December 31, 2000.............. ....................................    3
        Consolidated Statements of Operations for the three months ended
         March 31, 2001 and 2000 (unaudited).................................    4
        Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000 (unaudited).................................    5
        Notes to Consolidated Financial Statements...........................    7
ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations........... ...................................    10
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...........    28

                     PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings....................................................    30
ITEM 2. Changes in Securities and Use of Proceeds............................    30
ITEM 6. Exhibits and Reports on Form 8-K.....................................    30
Signatures...................................................................    31

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               AUTOBYTEL.COM INC.

                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                             MARCH 31,      DECEMBER 31,
                                                                               2001            2000
                                                                            ----------       ----------
                                                                            (UNAUDITED)
Current assets:
    Cash and cash equivalents, includes restricted amounts of
        $16,028 and $15,029, respectively ............................      $   75,082       $   81,945
    Accounts receivable, net of allowance for doubtful accounts
        of $1,821 and $1,494, respectively ...........................           7,405            6,638
    Prepaid expenses and other current assets ........................           3,481            4,127
                                                                            ----------       ----------
            Total current assets .....................................          85,968           92,710
Property and equipment, net ..........................................           2,031            2,537
Investments ..........................................................           1,165            1,353
Goodwill, net ........................................................          23,334           23,755
Capitalized software in process ......................................           5,603            3,338
Notes receivable .....................................................             639              530
Other assets .........................................................              84               86
                                                                            ----------       ----------
            Total assets .............................................      $  118,824       $  124,309
                                                                            ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .................................................      $   10,176       $    9,828
    Accrued expenses .................................................           6,175            7,519
    Deferred revenues ................................................           5,862            6,360
    Customer deposits ................................................             204              185
    Other current liabilities ........................................           1,429              371
                                                                            ----------       ----------
            Total current liabilities ................................          23,846           24,263
    Other liabilities ................................................              --               47
                                                                            ----------       ----------
            Total liabilities ........................................          23,846           24,310
                                                                            ----------       ----------

Minority interest ....................................................           8,787            8,193

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value; 200,000,000 shares authorized;
        20,364,070 and 20,336,083 shares issued and outstanding,
        respectively .................................................              20               20
    Warrants .........................................................           1,332            1,332
    Additional paid-in capital .......................................         187,380          186,097
    Accumulated other comprehensive loss .............................          (2,838)             (16)
    Accumulated deficit ..............................................         (99,703)         (95,627)
                                                                            ----------       ----------
            Total stockholders' equity ...............................          86,191           91,806
                                                                            ----------       ----------
            Total liabilities and stockholders' equity ...............      $  118,824       $  124,309
                                                                            ==========       ==========

The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31,
                                                   -------------------------------
                                                       2001               2000
                                                   ------------       ------------
Revenues ....................................      $     16,653       $     15,100
                                                   ------------       ------------
Operating expenses:
    Sales and marketing .....................            13,346             16,874
    Product and technology development ......             3,988              5,033
    General and administrative ..............             3,604              2,766
    Restructuring costs .....................               992                 --
                                                   ------------       ------------
       Total operating expenses .............            21,930             24,673
                                                   ------------       ------------
    Loss from operations ....................            (5,277)            (9,573)
Interest income, net ........................             1,150              1,515
Foreign currency exchange gain, net .........               717                 --
Equity losses in unconsolidated subsidiary ..              (500)                --
                                                   ------------       ------------
    Loss before minority interest and
        provision for income taxes ..........            (3,910)            (8,058)
Income allocable to minority  interest ......              (128)                --
                                                   ------------       ------------
    Loss before provision for income taxes ..            (4,038)            (8,058)
Provision for income taxes ..................                38                 20
                                                   ------------       ------------
    Net loss ................................      $     (4,076)      $     (8,078)
                                                   ============       ============

Basic and diluted net loss per share ........      $      (0.20)      $      (0.42)
                                                   ============       ============

Shares used in computing basic and diluted
    net loss per share ......................        20,354,430         19,263,638
                                                   ============       ============

Other comprehensive loss:
    Net loss ................................      $     (4,076)      $     (8,078)
    Cumulative translation adjustment .......            (2,716)                (4)
    Other comprehensive loss ................              (106)                --
                                                   ------------       ------------
        Comprehensive loss ..................      $     (6,898)      $     (8,082)
                                                   ============       ============

The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         ---------------------------
                                                                                            2001             2000
                                                                                         ----------       ----------
Cash flows from operating activities:
    Net loss ......................................................................      $   (4,076)      $   (8,078)
    Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization .........................................             726              520
            Provision for bad debt ................................................             671                3
            Loss on disposal of property and equipment ............................             264               --
            Reserve for foreign currency exchange loss ............................           1,240               --
            Compensation expense recorded for fair market value
                of stock options in excess of exercise price ......................              62              141
            Equity losses in unconsolidated subsidiary ............................             500               --
            Income allocable to minority interest .................................             128               --
            Changes in assets and liabilities:
                Accounts receivable ...............................................          (1,438)          (1,390)
                Prepaid expenses and other current assets .........................             434              333
                Other assets ......................................................               2           (1,200)
                Accounts payable ..................................................             348            3,358
                Accrued expenses ..................................................          (1,712)          (1,829)
                Deferred revenues .................................................            (498)           1,408
                Customer deposits .................................................              19             (334)
                Other current liabilities .........................................            (182)            (553)
                Other liabilities .................................................             (47)             (17)
                                                                                         ----------       ----------
                   Net cash used in operating activities ..........................          (3,559)          (7,638)
                                                                                         ----------       ----------
Cash flows from investing activities:
    Acquisition of business, net of cash acquired .................................              --           (2,813)
    Investment in foreign entity ..................................................            (413)              --
    Repayment of note receivable from foreign entity ..............................             292               --
    Investment in note receivable from foreign entity .............................             (88)              --
    Purchases of property and equipment ...........................................             (63)            (198)
    Capitalized software costs ....................................................          (2,265)              --
                                                                                         ----------       ----------
                   Net cash used in investing activities ..........................          (2,537)          (3,011)
                                                                                         ----------       ----------
Cash flows from financing activities:
    Net proceeds from sale of common stock to minority stockholders ...............              55              218
    Net proceeds from sale of subsidiary company stock ............................           2,000           31,539
                                                                                         ----------       ----------
                    Net cash provided by financing activities .....................           2,055           31,757
                                                                                         ----------       ----------
Effect of exchange rates on cash ..................................................          (2,822)               4
                                                                                         ----------       ----------
Net increase (decrease) in cash and cash equivalents ..............................          (6,863)          21,112
Cash and cash equivalents, beginning of period ....................................          81,945           85,457
                                                                                         ----------       ----------
Cash and cash equivalents, end of period ..........................................      $   75,082       $  106,659
                                                                                         ==========       ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes ..................................      $       31       $       21
                                                                                         ==========       ==========
    Cash paid during the period for interest ......................................      $        1       $        1
                                                                                         ==========       ==========

Supplemental disclosure of non-cash investing and financing activities:

- In February 2000, in conjunction with the acquisition of a business, assets of $950 were acquired, liabilities of $1,966 were assumed and 1,800,000 shares of common stock were issued. (See Note 3)


 The accompanying notes are an integral part of these consolidated statements.

- In January 2001, Autobytel.Europe, recorded a note receivable valued at approximately $109 in exchange for 117 shares of stock in an investee.


The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND OPERATIONS OF AUTOBYTEL

     autobytel.com inc. (Autobytel) is an internationally branded online automotive commerce company that provides consumers with automotive solutions throughout the lifecycle of vehicle ownership. Autobytel owns branded Internet sites for new and pre-owned vehicle information and automotive services that link buyers and sellers in an information-rich environment. Through its Web sites (www.autobytel.com and www.carsmart.com), consumers can research pricing, specifications and other information related to new and pre-owned vehicles and purchase, finance, lease, insure, sell or maintain their vehicles. When consumers indicate they are ready to buy a vehicle, they can be connected to participating dealers in the United States and Canada, or to other sellers through its classified ads.

     Autobytel has also established international joint ventures and/or licensing agreements to market new and used vehicles in the United Kingdom, Sweden, Japan, Australia, The Netherlands and Spain.

     Since its inception in January 1995, Autobytel has invested in marketing its brand name and developing infrastructure to support anticipated future operating growth. As a result, Autobytel has experienced significant operating losses and has an accumulated deficit of $99.7 million as of March 31, 2001. Management believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

     The accompanying interim consolidated financial statements as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of Autobytel's management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Autobytel's consolidated balance sheets, statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel's results for an interim period are not necessarily indicative of the results that may be expected for the year.

     Although Autobytel believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in Autobytel's Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 29, 2001.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consulting Revenue

     Autobytel entered into an agreement with GM for consulting services related to an online locate-to-order vehicle inventory test program which involves modification of the existing Autobytel.com Web site, project management, dealer training, demonstrations and debriefings. The agreement commenced in February 2001 and the project is expected to be completed in September 2001.

     Revenues and expenses related to the test program have been accounted for using the percentage of completion method based upon the achievement of certain agreed upon milestones specified in the agreement. Consulting fees of $1.4 million are included in revenues for the three months ended March 31, 2001.

                               AUTOBYTEL.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Computation of Basic and Diluted Net Loss Per Share

     Net loss per share has been calculated under Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months ended March 31, 2001 and 2000, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of stock options and warrants are antidilutive. Autobytel evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin
(SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137 and 138). SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Autobytel adopted SFAS No. 133 in January 2001 and does not anticipate the adoption to have a material effect on Autobytel's financial position or results of operations.

3.   ACQUISITION OF A.I.N. CORPORATION

     On February 15, 2000, Autobytel acquired all of the outstanding stock of A.I.N. Corporation, the owner of CarSmart.com, an online buying site for new and used vehicles, for $3.0 million in cash and 1.8 million shares of its common stock with an agreed upon value of $19.7 million. The acquisition has been accounted for using the purchase method of accounting.

     A.I.N. Corporation's results of operations from the date of acquisition through March 31, 2001 have been included in the accompanying consolidated statements of operations.

4.   AUTOBYTEL.EUROPE LLC

     Autobytel.Europe is considered a start-up company. In accordance with Staff Accounting Bulletin No. 51, the difference between the carrying amount of the investment in Autobytel.Europe and the underlying net book value of Autobytel.Europe immediately after the investment was reflected as a capital transaction and credited directly to Autobytel's equity.

     In March 2001, a strategic investor contributed $2.0 million to Autobytel.Europe in exchange for 2,000 units of Autobytel.Europe. Autobytel retains a 77% controlling interest in Autobytel.Europe.

     Effective January 1, 2001, Autobytel.Europe changed its functional currency from the U.S. Dollar to the Euro.

5.   COMMITMENTS AND CONTINGENCIES

Litigation

                               AUTOBYTEL.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Autobytel may become subject to legal proceedings from time to time in the normal course of business. Autobytel is not currently involved in any litigation that management believes will have a material adverse effect on its financial position or results of operations.

     A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks damages and equitable relief. The plaintiff contends he is entitled to a 49.9% ownership interest in A.I.N. Corporation's CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. Corporation filed a complaint for declaratory relief on the subject of Mr. Martins' lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel was added as a cross defendant in such action. The lawsuit is and will be vigorously contested on behalf of Autobytel and A.I.N. Corporation.

     The selling shareholders of A.I.N. Corporation are obligated to fully indemnify Autobytel for all losses, including attorney's fees, expenses, settlements and judgements, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N. Corporation, as well as $250,000 in cash. As of March 31, 2001, the obligation was secured by the 450,000 shares of common stock and approximately $25,000 in cash after expenses.

     In July 1998, Autobytel and certain of its past and current officers were sued by a former employee. The plaintiff claimed, among other things, that he was wrongfully terminated. In December 2000, a verdict in favor of plaintiff in the amount of $1.9 million was rendered. Autobytel intends to vigorously contest the judgement.

     From time to time, we are involved in other litigation matters relating to claims arising out of the ordinary course of business. Autobytel is involved in at least one such case currently. Management believes that there are no claims or actions pending or threatened against Autobytel, the ultimate disposition of which would have a material adverse effect on Autobytel's business, results of operations and financial condition. However, if a court or jury rules against Autobytel and the ruling is ultimately sustained on appeal and damages are awarded against Autobytel, such ruling could have a material and adverse effect on Autobytel's business, results of operations and financial condition.

6.       SUBSEQUENT EVENTS

     In April 2001, Autobytel entered into an agreement to acquire by merger Autoweb.com, Inc., an automotive Internet service. Autoweb shareholders will receive 0.3553 shares of Autobytel common stock for each share of Autoweb common stock. The acquisition, which is subject to approval by both Autobytel and Autoweb stockholders, as well as the satisfaction of other conditions, is expected to be accounted for using the purchase method of accounting. The acquisition is expected to be completed in the third quarter of 2001.

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

OVERVIEW

     We are an internationally branded online automotive commerce company that connects buyers and sellers together in an information-rich environment throughout the vehicle ownership lifecycle, capturing revenue at multiple stages. Through our Web sites, www.autobytel.com and www.carsmart.com, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles and can purchase, finance, lease, insure, sell or maintain their vehicles. We believe that our services provide benefits for consumers by supplying them with information to make informed and intelligent vehicle decisions throughout the lifecycle of vehicle ownership. Consumers can purchase new vehicles through our dealer referral networks. In addition, consumers can purchase pre-owned vehicles through our Pre-Owned CyberStore.

     In February 2001, we signed an agreement with General Motors Corporation to conduct a 90-day test of a new GM online locate-to-order business model. The model involves modification of our existing Autobytel Web site for consumers from the Washington, D.C. metropolitan area. The test program, which commenced on May 1, 2001, combines the independent all makes, all models capability of Autobytel with a dealer-set online e-price and locate-to-order vehicle inventory model for Chevrolet vehicles. We expect the project to be completed in the third quarter of 2001.

     In April 2001, we entered into an agreement to acquire Autoweb.com, Inc., an automotive Internet service. Under the terms of the acquisition agreement, each outstanding share of common stock of Autoweb will be exchanged for 0.3553 shares of our common stock. The acquisition is subject to a number of conditions, including approval by both our and Autoweb's stockholders. The acquisition is expected to be completed in the third quarter of 2001.

     In May 2001, as part of a periodic review of our business lines, we decided to suspend operations of our locate-to--order service, AutobytelDIRECT. We believe that the program was unable to attain the scale required to be profitable. In the future, we may reintroduce a locate-to-order service depending on market conditions.

     We derive the majority of our revenues from fees paid by subscribing dealers, and we expect to be primarily dependent on our dealer networks for revenues in the foreseeable future. Dealers using our services pay initial subscription fees, as well as ongoing monthly fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of purchase requests to them.

     Our dealer contract terms generally range from one to three years. The majority of our contracts are for a one year term. We are converting our remaining dealers primarily to new contracts with a one year term. The initial subscription fee from a dealer is recognized as revenue ratably over the first twelve months of the dealer's contract. The majority of our program fees consist of monthly fees which are recognized in the period service is provided. In the first quarter of 2001 and 2000, program fees were $12.9 million and $12.1 million, respectively.

     We also derive a portion of our revenues from related products and services on a monthly fee and per transaction basis and from international licensing and automotive consulting agreements. For the three months ended March 31, 2001 and 2000, revenues from related products and services were $3.8 million and $3.0 million, or 23% and 20% of total revenues, respectively. In the first quarter of 2001, revenues from related products and services include $1.4 million in consulting fees related to the GM test program. The consulting fees were accounted for using the percentage of completion method of accounting.

     We believe our ability to increase our revenues is directly related to the number of subscribing dealers in our networks and the average monthly fees paid by those dealers and indirectly related to the volume of purchase requests routed through our Web sites. Vehicle purchase requests routed through our online systems were approximately 0.8 million and 0.7 million in the first quarter of 2001 and 2000, respectively, or an increase of 20% sequentially. From inception through March 31, 2001, we have directed approximately 8.3 million purchase requests to dealers.

     Our revenue growth has been primarily dependent on our ability to:

     -  increase the number of dealers,

     -  increase the average monthly fees paid by each dealer,

     -  deliver quality purchase requests to our dealer networks and

     -  improve the sales conversion rate of dealer leads.

     We believe our revenues in the foreseeable future will be dependent on the above factors as well as our ability to generate revenues from related products and services, including international licensing agreements and transactions with automotive manufacturers.

     In the first quarter of 2001, approximately 300 dealers were added to our North American dealer networks and approximately 700 dealers either terminated their affiliation with us or were terminated by us. The net number of dealers as of March 31, 2001 decreased by 7.5% versus the same quarter in 2000. As of March 31, 2001, approximately 400 dealers subscribed to both the Autobytel and CarSmart services. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

     Dealer participation in our programs may terminate for various reasons including:

     -  termination of our service by the dealer,

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

     - Set-up fees are incurred for the development of the link between Autobytel and the Internet portal or online information provider and are expensed in the period the link is established.

     -  Initial and annual fees are amortized over the period they relate to.

     -  Monthly fees are expensed in the month they relate to.

     - Variable fees are fees paid for purchase requests and are expensed in the period the purchase requests are received.

     Our Internet marketing and advertising costs, including initial, annual, monthly and variable fees, were $6.2 million and $4.0 million in the first quarter of 2001 and 2000, respectively. No set-up fees were incurred in the first quarter of 2001 or 2000. Also included in sales and marketing expenses are the costs associated with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of revenues:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                      2001             2000
                                                   ---------        ---------
Statement of Operations Data:
Revenues
    Program fees ............................             77%              80%
    Related products and services ...........             23               20
                                                   ---------        ---------
        Total revenues ......................            100              100
                                                   ---------        ---------
Operating expenses:
    Sales and marketing .....................             80              112
    Product and technology development ......             24               33
    General and administrative ..............             21               18
    Stock-based compensation ................             --                1
    Restructuring costs .....................              6               --
                                                   ---------        ---------
        Total operating expenses ............            132              163
                                                   ---------        ---------
    Loss from operations ....................            (32)             (63)
Other income, net ...........................              8               10
                                                   ---------        ---------
    Loss before minority interest and
        provision for income taxes ..........            (23)             (53)
Income allocable to minority interest .......              1               --
                                                   ---------        ---------
   Loss before provision for income taxes ...            (24)             (53)
Provision for income taxes ..................             --               --
                                                   =========        =========
       Net loss .............................            (24)%            (53)%
                                                   =========        =========

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    Revenues. Our revenues increased $1.6 million, or 10%, to $16.7 million in the first quarter of 2001, compared to $15.1 million in the first quarter of 2000. Program fees increased $0.8 million, or 6%. The increase was primarily due to a net $1.2 million increase as a result of the timing of the CarSmart acquisition in mid February 2000, partially offset by the effect of a decrease in CarSmart dealer count during the period. The increase was also partially offset by a $0.4 million, or 4%, decrease in Autobytel program fees due to a reduction in Autobytel dealer count.

    Revenues from related products and services increased by $0.8 million, or 27%. The increase was primarily attributable to $1.4 million in consulting fees from the GM test program recognized in the first quarter of 2001 offset by a $0.6 million, or 20%, decrease in insurance, Web site advertising, data base marketing and other fees.Our revenues from related products and services accounted for approximately 23% of revenues in the first quarter of 2001 and 20% of revenues in the first quarter of 2000.

    Sales and Marketing. Sales and marketing expenses primarily include advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with sales, training and support. Sales and marketing expense decreased by approximately $3.6 million, or 21%, to $13.3 million in the first quarter of 2001 compared to $16.9 million in the first quarter of 2000. The decrease was primarily due to a $6.4 million, or 68%, decrease in print, television and radio advertising partially offset by an increase in online advertising of $2.8 million, or 82%. We continue to refine our marketing strategy to reduce our cost of customer acquisition.

    Product and Technology Development. Product and technology development expense decreased by $1.0 million, or 21%, to $4.0 million in the first quarter of 2001 compared to $5.0 million in the first quarter of 2000. The decrease was primarily due to a $1.2 million, or 73%, decrease in software development costs which was partially offset by an increase of $0.2 million, or 5%, for additional personnel and retention costs, both domestic and international, and Web site data content and licensing fees. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", we capitalized $2.3 million of software development costs in the first quarter of 2001, which were primarily related to the enhancement of our existing proprietary software for use by our international licensees.

    General and Administrative. General and administrative expense was $3.6 million and $2.8 million for the first quarter of 2001 and 2000, respectively. General and administrative expense increased by $0.8 million, or 30%. The increase was primarily due to a $0.6 million, or 391%, increase in legal and professional fees for general corporate expenses, and a $0.2 million, or 101%, increase for goodwill amortization related to our acquisition of CarSmart in February 2000.

    Restructuring costs. Restructuring costs of $1.0 million represent expenses related to the reorganization of our dealer operations, including personnel costs, elimination of duplicate facilities, and the write-down of fixed assets in the first quarter of 2001.

    Interest Income, Net. In the first quarter of 2001, interest income decreased by $0.4 million, or 24%, compared to 2000. Interest income decreased due to lower cash balances and interest rates.

    Foreign Currency Exchange Gain, Net. Autobytel.Europe, our subsidiary, operates its business in Europe. As such, it incurs general operating expenses and enters into transactions which require the use of local foreign currencies. Due to foreign exchange rate fluctuations, a $0.4 million gain on cash held in foreign currency was realized in the first quarter of 2001. Foreign exchange transaction gains and losses in the first quarter of 2001 were $0.3 million. In the future, we may experience gains or losses attributable to fluctuations in foreign currency exchange rates.

    Equity Losses in Unconsolidated Subsidiary. Equity losses in an unconsolidated subsidiary represent our share of losses in our Australian venture. The losses recognized have been limited to the amount of our investment.

     Income allocable to minority interest. Minority interest represents the share of net income or losses attributable to the minority shareholders in majority owned subsidiaries. In the first quarter of 2001, $0.1 million in income related to our subsidiary, Autobytel.Europe, was allocated to the minority shareholders. Autobytel.Europe was wholly-owned in 1999.

STOCK-OPTIONS GRANTED IN 2001

    From January through March 2001, we granted stock options to purchase 146,500 shares of common stock under the 1999 Employee and Acquisition Related Stock Option Plan and the 2000 Stock Option Plan. The stock options were granted at the fair market value on the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137 and 138). SFAS No. 133 establishes accounting and reporting standards for derivative instruments. We adopted SFAS No. 133 in January 2001 and do not anticipate that the adoption will have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $3.6 million in the first quarter of 2001 and $7.6 million in the first quarter of 2000. Net cash used in the first quarter of 2001 resulted primarily from the year to date net loss, increased accounts receivable and decreased accrued expenses due to a reduction in our sales and marketing and product and technology expenditures. These uses of cash were partially offset by increased reserves for foreign currency exchange losses related to foreign currency forward contracts, depreciation and goodwill amortization and provision for bad debt.

     Net cash used in investing activities was $2.5 million and $3.0 million for the first quarter of 2001 and 2000, respectively. Cash used in investing activities during the first quarter of 2001 was primarily related to capitalized software development costs. Cash used in investing activities in the first quarter of 2000 was primarily related to the acquisition of A.I.N.

     Net cash provided by financing activities was $2.0 million for the first quarter of 2001, and $31.8 million for the first quarter of 2000. Cash provided by financing activities in both the first quarter of 2001 and 2000 was primarily due to funding received from strategic partners for investment in Autobytel.Europe. In January 2000, we invested $5 million in Autobytel.Europe which has been eliminated in consolidation.

     As of April 30, 2001 we had approximately $73.6 million in cash and cash equivalents, of which $32.3 million represents funds of Autobytel.Europe and is reserved for the operations of Autobytel.Europe. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

     With respect to periods beyond April 30, 2002, we may be required to raise additional capital to meet our long term operating requirements. Since inception, our expenses have exceeded our revenues. We do not expect to be able to fund our operations from internally generated funds until the second half of 2001 when we expect our revenues to exceed our expenses. However, we cannot assure that our revenues will exceed our expenses during such period or thereafter.

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

     While management forecasts and budgets cash requirements, assumptions underlying the estimates may change and could have a material impact on our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

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

WE HAVE A HISTORY OF NET LOSSES AND CANNOT ASSURE THAT WE WILL BE PROFITABLE. IF WE CONTINUE TO LOSE MONEY, OUR OPERATIONS WILL NOT BE FINANCIALLY VIABLE.

     Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history means it is difficult for us to predict future operating results.

     We have incurred losses every quarter since inception and expect to continue to incur losses until the second half of 2001. Even if we were to achieve profitability in the second half of 2001, we might fail to sustain or increase that profitability on a quarterly or annual basis. We cannot assure that we will be profitable during such period or thereafter. Autobytel, including CarSmart from the date of acquisition, had an accumulated deficit of $99.7 million and $95.6 million as of March 31, 2001 and December 31, 2000, respectively.

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

IF OUR DEALER TURNOVER INCREASES, OUR DEALER NETWORKS AND REVENUES DERIVED FROM THESE NETWORKS MAY DECREASE.

     The majority of our revenues are derived from fees paid by our networks of subscribing dealers. If dealer turnover increases and we are unable to add new dealers to mitigate any turnover, our revenues will decrease as our network of dealers decreases. If the number of dealers in our networks declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. All of our subscribing dealers have entered into written marketing agreements with us having a stated term of one year, three years or five years, but the Autobytel dealer agreements are cancelable by the dealer upon 30 days notice. A significant number of the agreements are for a one year term. We cannot assure that dealers will not terminate their agreements with us. Subscribing dealers may terminate their relationship with Autobytel for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and pre-owned vehicle dealers. During the first quarter of 2001, we added approximately 300 subscribing dealers to our North American dealer networks and approximately 700 subscribing dealers terminated their affiliation with us or were terminated by us. In order for us to grow or maintain our dealer networks, we need to reduce dealer turnover. We cannot assure that we will be able to reduce the level of dealer turnover, and our failure to do so could materially and adversely affect our business, results of operations and financial condition. As of March 31, 2001, we had over 4,700 subscribing dealers.

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

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE. OUR MARKET IS COMPETITIVE NOT ONLY BECAUSE THE INTERNET HAS MINIMAL TECHNICAL BARRIERS TO ENTRY, BUT ALSO BECAUSE WE COMPETE DIRECTLY WITH OTHER COMPANIES IN THE OFFLINE ENVIRONMENT.

     Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classifieds. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is new, and competition among commercial Web sites may increase significantly in the future. Our business is characterized by minimal technical barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

     We compete with other entities which maintain similar commercial Web sites including Autoweb.com (which we have agreed to acquire subject to the terms and conditions of the agreement related to such acquisition), AutoVantage, Microsoft Corporation's Carpoint, CarsDirect.com, Cars.com, Cobalt Group and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation's BuyPower and Ford Motor Company's FordDirect.com. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PREDICT OUR FUTURE PERFORMANCE.

     Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. We plan our business operations based on increased revenues and if our revenues do not increase faster than our expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

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

     We expect our business to experience seasonality as it matures. If this occurs, investors may not be able to predict our annual operating results based on a quarter to quarter comparison of our operating results. Seasonality in the automotive industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition. The seasonal patterns of Internet usage and vehicle purchasing do not completely overlap. Historically, Internet usage typically declines during summer and certain holiday periods, while vehicle purchasing in the United States is strongest in the spring and summer months. WE MAY BE PARTICULARLY AFFECTED BY GENERAL ECONOMIC CONDITIONS DUE TO THE NATURE OF THE AUTOMOTIVE INDUSTRY.

     The economic strength of the automotive industry significantly impacts the revenues we derive from our dealers, vehicle manufacturers and other strategic partners, advertising revenues and consumer traffic to our Web sites. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Purchases of vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions and interest rates in regional and local markets). In addition, because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or a general increase in interest rates or a general tightening of lending may affect us more significantly than companies in other industries.

     While 1999 and 2000 were record years for the automotive industry in general in terms of volume of new vehicles sold, during 2001 the automotive industry will likely experience significant fall-off in demand for new vehicles. We cannot assure that our business will not be materially adversely affected as a result of an industry or general economic downturn.

IF ANY OF OUR RELATIONSHIPS WITH INTERNET SEARCH ENGINES OR ONLINE AUTOMOTIVE INFORMATION PROVIDERS TERMINATES, OUR PURCHASE REQUEST VOLUME COULD DECLINE. IF OUR PURCHASE REQUEST VOLUME OR QUALITY DECLINES, OUR PARTICIPATING DEALERS MAY NOT BE SATISFIED WITH OUR SERVICES AND MAY TERMINATE THEIR RELATIONSHIP WITH US OR FORCE US TO DECREASE THE FEES WE CHARGE FOR OUR SERVICE. IF THIS OCCURS, OUR REVENUES WOULD DECREASE.

     We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume or quality to decline. If this occurs, dealers may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationship with us or force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. During the first quarter of 2001, approximately 33% of our purchase requests came through StoneAge.com. The agreement with StoneAge Corporation expires in March 2002 and unless terminated by either party, automatically renews for a term of up to 12 months. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. A number of our agreements with online service providers may be terminated without cause.

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

     We believe that neither our relationship with our dealers nor our dealer subscription agreements constitute "franchises" under federal or state franchise laws and that we are not subject to the coverage of state motor vehicle dealer licensing laws. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. However, if any state's regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner which undermines the program's attractiveness to consumers or dealers. If we become subject to fines or other penalties or if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

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

THERE ARE MANY RISKS ASSOCIATED WITH CONSUMMATED AND POTENTIAL ACQUISITIONS.

     We recently entered into an agreement to acquire Autobweb.com, Inc. The closing of the acquisition is subject to a number of conditions, including approval by both our and Autoweb's stockholders. The acquisition is expected to be completed in the third quarter of 2001; however, there is no assurance that the acquisition will be completed during such quarter or thereafter. Acquisitions involve numerous risks. For example:

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

     We intend to continue to evaluate potential acquisitions which we believe will complement or enhance our existing business. If we acquire other companies in the future, it may result in the issuance of equity securities that could dilute existing stockholders' ownership. We may also incur debt and amortize expenses related to goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. Except for the pending acquisition of Autoweb, we currently do not have any agreements to acquire any company or business, and we cannot guarantee that we will be able to identify or complete any acquisition in the future.

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

     The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Web sites and technology obsolete. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our Web sites, Dealer Real Time and iManager systems and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our Web sites, Dealer Real Time and iManager systems, or other proprietary technology to customer requirements or to emerging industry standards.

WE ARE VULNERABLE TO ELECTRICITY BLACKOUTS AND COMMUNICATIONS SYSTEM INTERRUPTIONS BECAUSE THE MAJORITY OF OUR PRIMARY SERVERS ARE LOCATED IN A SINGLE LOCATION. IF ELECTRICITY OR COMMUNICATIONS TO THAT LOCATION WERE INTERRUPTED, OUR OPERATIONS COULD BE ADVERSELY AFFECTED.

     We host all of Autobytel.com production Web sites including Autobytel.com, Dealer Real Time and iManager systems at our corporate headquarters in Irvine, California. Although offsite backup servers are available from outside sources, all of Autobytel.com's primary servers are located at our corporate headquarters and are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future. As a result of a variety of factors, available electricity supply in California is not sufficient to meet demand at all times in some areas, and these constraints are projected to continue for several years. The supply constraints have been managed, and will likely continue to be managed, by a combination of obtaining additional supplies, requested conservation, interruption of certain customers whose rates include that possibility, and as a last resort, interruption of some or all customers in certain areas through "rolling blackouts." Relieving the supply constraints is likely to cause increases in the retail rates to be paid. To date, we have not been affected by rolling black-outs or other interruptions in service related to the constraints on supply, and we have a backup generator available to protect ourselves against rolling blackouts that last for a limited amount of time. We maintain business interruption insurance which pays up to $6 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses. The CarSmart.com Web site is hosted by a third party service provider. CarSmart's service provider maintains backup generation capability, however, recently the provider suffered a power disruption that caused its backup system to fail. This outage did not have a material adverse effect on CarSmart.

INTERNET COMMERCE IS NEW AND EVOLVING WITH FEW PROFITABLE BUSINESS MODELS. WE CANNOT ASSURE THAT OUR BUSINESS MODEL WILL BE PROFITABLE.

     The market for Internet-based purchasing services has only recently begun to develop and is rapidly evolving. While many Internet commerce companies have grown in terms of revenues, few are profitable. We cannot assure that we will be profitable. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there are few proven services and products. Moreover, since the market for our services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. The extent to which other participants in the automotive industry will accept the role of third party all make, all model services like us is not yet known.

IF CONSUMERS DO NOT ADOPT INTERNET COMMERCE AS A MAINSTREAM MEDIUM OF COMMERCE OR IF AUTOMOTIVE INDUSTRY PARTICIPANTS RESIST THE ROLE OF THIRD PARTY ONLINE SERVICES, OUR REVENUES MAY NOT GROW AND OUR EARNINGS MAY SUFFER.

     The success of our services will depend upon the adoption of the Internet by consumers and dealers as a mainstream medium for commerce and/or the willingness of automotive manufacturers to cooperate with third party services. While we believe that our services offer significant advantages to consumers and dealers, there can be no assurance that widespread acceptance of Internet commerce in general, or of our services in particular, will occur or that automotive companies will continue to accept a role for third party services such as us. Our success assumes that consumers and dealers who have historically relied upon traditional means of commerce to purchase or lease vehicles, and to procure vehicle financing and insurance, will accept new methods of conducting business and exchanging information and that automotive manufacturers will accept, rather than resist, a role for all make, all model third party sites such as ours that allow for comparisons. In addition, dealers must be persuaded to adopt new selling models and be trained to use and invest in developing technologies. If the market for Internet-based vehicle marketing services fails to develop, develops slower than expected, faces opposition or becomes saturated with competitors, or if our services do not achieve market acceptance, our business, results of operations and financial condition will be materially and adversely affected.

INTERNET-RELATED ISSUES MAY REDUCE OR SLOW THE GROWTH IN THE USE OF OUR SERVICES IN THE FUTURE.

     Critical issues concerning the commercial use of the Internet, such as, ease of access, security, reliability, cost, and quality of service, remain unresolved and may impact the growth of Internet use. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. The recent growth in Internet traffic has caused frequent periods of decreased performance, outages and delays. Our ability to increase the speed with which we provide services to consumers and to increase the scope and quality of such services is limited by and dependent upon the speed and reliability of the Internet, which is beyond our control. If periods of decreased performance, outages or delays on the Internet occur frequently, overall Internet usage or usage of our Web sites could increase more slowly or decline.

THE PUBLIC MARKET FOR OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE, ESPECIALLY SINCE MARKET PRICES FOR INTERNET-RELATED AND TECHNOLOGY STOCKS HAVE OFTEN BEEN UNRELATED TO OPERATING PERFORMANCE.

     Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Recently, the stock market in general and the shares of Internet companies in particular have experienced significant price fluctuations. The market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

     -  actual or anticipated variations in our quarterly operating results,

     - historical and anticipated operating metrics such as the number of subscribing dealers, the visitors to our Web sites and the frequency with which they transact,

     -  announcements of new product or service offerings,

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

     Further, the stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have and may continue to adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

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

     By expanding our operations to various other countries, we may become subject to laws or treaties that regulate the marketing, distribution and sale of motor vehicles. We will need to spend our resources to determine whether the laws of the countries in which we seek to operate require us to modify, or prohibit the use of, our Autobytel system. In addition, the laws of other countries may impose licensing, bonding or similar requirements on us as a condition to doing business in these countries.

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

WE MAY INCUR LIABILITY FOR RETRIEVING AND TRANSMITTING INFORMATION OVER THE INTERNET.

     We could face liability for information retrieved from or transmitted over the Internet and liability for products sold over the Internet. We could be exposed to liability with respect to third-party information that may be accessible through our Web sites, links or car review services. Such claims might assert, among other things, that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content information provided on our Web sites contains errors, consumers could make claims against us for losses incurred in reliance on such information.

     We also enter into agreements with other companies under which any revenue that results from the purchase of services through direct links to or from our Web sites is shared. Such arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure you that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

     Even to the extent such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition upon us for potential liability of information carried on or disseminated through our system could require us to implement measures to reduce our exposure to such liability, which might require the expenditure of substantial resources or limit the attractiveness of our services to consumers, dealers, and others.

     Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES RELATING TO INTELLECTUAL PROPERTY THAT COULD HARM OUR BUSINESS.

     As part of our business, we make Internet services and content available to our customers. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. Any claims could result in costly litigation, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. These claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. Liability, particularly if not covered by our insurance or in excess of our insurance coverage, could damage our business. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability that may be imposed on us.

     Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that our services do not infringe on the intellectual property rights of third parties.

WE COULD BE ADVERSELY AFFECTED BY LITIGATION.

From time to time, we are involved in various legal proceedings arising from the normal course of our business. In addition, we are a defendant in two state court lawsuits described in "Part II--Item 1. Legal Proceedings" of this report. An adverse outcome in this and other litigation could have a material adverse effect on our business, results of operations and financial condition.

OUR FOUNDERS, OFFICERS AND DIRECTORS AND THEIR AFFILIATES HAVE SUBSTANTIAL CONTROL OF OUR VOTING STOCK AND HAVE THE ABILITY TO SIGNIFICANTLY INFLUENCE AND IN ALL LIKELIHOOD MAKE DECISIONS THAT COULD ADVERSELY AFFECT STOCKHOLDERS. SUCH DECISIONS COULD ADVERSELY AFFECT OUR STOCK PRICE.

     The control of a large amount of our stock by insiders could have an adverse effect on the market price of our common stock. As of April 30, 2001, our executive officers and directors beneficially own or control approximately
4.0 million shares or 17.9% of the outstanding shares of our common stock. In addition, as of such date, based on information available to us, our founders, Peter Ellis and John Bedrosian beneficially own or control approximately 7.8% and 12.3%, respectively, of the outstanding shares of our common stock. Our officers, directors, founders and their affiliates, assuming they vote together, have the ability to significantly influence and substantially control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions and other extraordinary transactions.

SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR INTERNET-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES.

     Sale of substantial numbers of shares of common stock in the public market could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. Of the 20,364,070 shares that were outstanding as of March 31, 2001, approximately 15.8 million shares are eligible for sale in the public market without restriction and approximately 4.6 million shares are subject to restrictions on sale in the public market in accordance with the provisions of Rule 144 under the Securities Act of 1933. In addition, holders of approximately 8.3 million shares of common stock are entitled to certain registration rights with respect to such shares until such time as the holders of such common stock may sell such shares under Rule 144 of the Securities Act.

IF WE ARE UNABLE TO MAINTAIN OUR NASDAQ NATIONAL MARKET LISTING, THE LIQUIDITY OF OUR COMMON STOCK WOULD BE SERIOUSLY LIMITED.

     We cannot assure that we will be able to to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market. In the event our shares are delisted from the Nasdaq National Market, we anticipate that we would attempt to have our common stock traded on the NASD over-the counter Bulletin Board. If our common stock is delisted, it would seriously limit the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Autobytel.Europe, which operates in Europe, is a subsidiary of Autobytel. Autobytel.Europe incurs general operating expenses and enters into transactions, including investments in joint ventures and licensees, which require the use of local foreign currencies. As a result of these transactions, Autobytel is exposed to gains and losses resulting from changes in foreign currency exchange rates. These fluctuations may adversely affect Autobytel's consolidated results of operations and financial position. In certain circumstances, Autobytel.Europe enters into foreign currency forward contracts in an effort to minimize the risks and costs associated with these fluctuations. Neither Autobytel nor Autobytel.Europe enters into foreign currency forward contracts or other financial instruments for trading or speculative purposes.

     In July 2000, Autobytel.Europe entered into foreign currency forward exchange contracts with a maturity date of June 26, 2001. These contracts obligate Autobytel.Europe to exchange U. S. dollars for predetermined amounts of Netherlands guilders at specified exchange rates on specified dates. Autobytel's consolidated statements of operations include realized losses of $0.7 million for each of the first quarter of 2001 and the year 2000 resulting from changes in the spot exchange rate, including those from settled and open contracts.

     As of January 1, 2001, the notional value of the open foreign currency forward contracts was matched by an equivalent amount of cash as recorded on our balance sheet. Therefore, in accordance with SFAS No. 133, these open contracts are considered hedged contracts and are recorded at fair value on Autobytel's balance sheet and the related gains or losses on these contracts are deferred in stockholder's equity as a component of accumulated other comprehensive income. As such, on an ongoing basis, we will not incur any additional foreign currency financial exposure from potential volatility in exchange rates on these foreign currency forward contracts.

     A sensitivity analysis indicates that for each 5% change in exchange rates on foreign currencies utilized by Autobytel.Europe, Autobytel would incur no additional losses on open foreign currency forward contracts and $0.2 million on foreign currency cash balances at March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS

     A.I.N. was sued on September 1, 1999 in a lawsuit entitled Robert Martins
v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks damages and equitable relief. The plaintiff contends he is entitled to a 49.9% ownership interest in A.I.N.'s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins' lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel was added as a cross defendant in such action. The lawsuit is and will be vigorously contested on behalf of Autobytel and A.I.N.

     The selling shareholders of A.I.N. are obligated to fully indemnify Autobytel for all losses, including attorney's fees, expenses, settlements and judgments, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250,000 in cash. As of April 30, 2001, the obligation was secured by 373,068 remaining shares of common stock and approximately $126,000 in cash after expenses.

     On July 15, 1998, Autobytel and certain of its past and current officers were sued by former employee Thomas Heshion in a lawsuit entitled Thomas Heshion, et al., v. Auto-By-Tel Corporation, et al., in Orange County Superior Court. Plaintiff claimed that he was wrongfully terminated and that Autobytel and its officers interfered with an oral agreement between plaintiff and another co-worker for the purchase of the co-worker's Autobytel stock. Summary judgment was granted on the claims alleging interference with the alleged stock agreement. The remaining claims for wrongful termination were tried to a jury which returned a verdict in December 2000 in favor of plaintiff in the amount of $1.9 million.

     We believe the judgement is in error and we have retained new counsel to handle the post-trial motions and, if necessary, the appeal. We intend to vigorously contest the judgement.

     From time to time, we are involved in other litigation matters relating to claims arising out of the ordinary course of business. We are involved in at least one such case currently. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition. However, if a court or jury rules against us and the ruling is ultimately sustained on appeal and damages are awarded against us, such ruling could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     We have no specific plans at this time for the use of the balance of the proceeds received from the public offering and expect to use such proceeds for working capital and general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (b) Reports on Form 8-K:

               On January 26, 2001 we filed a Form 8-K dated January 25, 2001 announcing our financial results for the quarter and year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     autobytel.com inc.


Date: May 10, 2001                   By:      /s/ Hoshi Printer
                                         ---------------------------------------
                                                       Hoshi Printer
                                               Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)


                                     By:      /s/Amit Kothari
                                         ---------------------------------------
                                                       Amit Kothari
                                               Vice President and Controller
                                              (Principal Accounting Officer)