Form 10-Q
period 2001-06-30
AUTOBYTEL COM INC
filed 2001-08-13
CIK 1023364

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of July 31, 2001, there were 20,459,791 shares of the Registrant's Common Stock outstanding.

================================================================================

                                      INDEX

                                                                                  PAGE
                                                                                  ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements:
          Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
          December 31, 2000.....................................................    3
          Consolidated Statements of Operations for the three months and six
          months ended June 30, 2001 and 2000 (unaudited).......................    4
          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000 (unaudited)..............................    5
          Notes to Consolidated Financial Statements............................    7
ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................   12
ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk............   32

                           PART II. OTHER INFORMATION
ITEM 1.   Legal Proceedings.....................................................   33
ITEM 2.   Changes in Securities and Use of Proceeds.............................   34
ITEM 6.   Exhibits and Reports on Form 8-K......................................   34
Signatures......................................................................   35

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               AUTOBYTEL.COM INC.

                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS


                                                                                               JUNE 30,         DECEMBER 31,
                                                                                                2001               2000
                                                                                              ---------         -----------
                                                                                             (UNAUDITED)
Current assets:
    Cash and cash equivalents, includes restricted amounts of
        $3,317 and $15,029, respectively ............................................         $  67,351          $  81,945
    Accounts receivable, net of allowance for doubtful accounts
        of $1,716 and $1,494, respectively ..........................................             6,413              6,638
    Prepaid expenses and other current assets .......................................             2,490              4,127
                                                                                              ---------          ---------
            Total current assets ....................................................            76,254             92,710
Property and equipment, net .........................................................             1,753              2,537
Investments .........................................................................                --              1,353
Goodwill, net .......................................................................             1,300             23,755
Capitalized software, net ...........................................................             3,626              3,338
Notes receivable ....................................................................                --                530
Other assets ........................................................................                84                 86
                                                                                              ---------          ---------
            Total assets ............................................................         $  83,017          $ 124,309
                                                                                              =========          =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ................................................................         $  10,598          $   9,828
    Accrued expenses ................................................................            11,000              7,519
    Deferred revenues ...............................................................             5,398              6,360
    Customer deposits ...............................................................               187                185
    Other current liabilities .......................................................               180                371
                                                                                              ---------          ---------
            Total current liabilities ...............................................            27,363             24,263
    Other liabilities ...............................................................                --                 47
                                                                                              ---------          ---------
             Total liabilities ......................................................            27,363             24,310
                                                                                              ---------          ---------

Minority interest ...................................................................             6,682              8,193

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value; 200,000,000 shares authorized; 20,366,848 and 20,336,083 shares issued and outstanding,
        respectively ................................................................                20                 20
    Warrants ........................................................................             1,332              1,332
    Additional paid-in capital ......................................................           187,444            186,097
    Accumulated other comprehensive loss ............................................            (3,480)               (16)
    Accumulated deficit .............................................................          (136,344)           (95,627)
                                                                                              ---------          ---------
            Total stockholders' equity ..............................................            48,972             91,806
                                                                                              ---------          ---------
             Total liabilities and stockholders' equity .............................         $  83,017          $ 124,309
                                                                                              =========          =========



 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JUNE 30,                                JUNE 30,
                                                         -------------------------------       -------------------------------
                                                            2001                2000                2001               2000
                                                         ------------       ------------       ------------       ------------
Revenues ..........................................      $     15,728       $     17,084       $     32,381       $     32,184
Operating expenses:
    Sales and marketing ...........................            12,833             17,993             26,179             34,867
    Product and technology development ............             4,614              6,829              8,602             11,862
    General and administrative ....................             4,016              3,627              7,620              6,393
    Goodwill impairment ...........................            21,614                 --             21,614                 --
    International restructuring and related
     charges ......................................            11,202                 --             11,202                 --
    Domestic restructuring and other charges ......               869                 --              1,861                 --
                                                         ------------       ------------       ------------       ------------
       Total operating expenses ...................            55,148             28,449             77,078             53,122
                                                         ------------       ------------       ------------       ------------
    Loss from operations ..........................           (39,420)           (11,365)           (44,697)           (20,938)
Interest income, net ..............................               923              1,603              2,073              3,117
Foreign currency exchange gain (loss) .............              (259)                (1)               458                 --
Equity loss in unconsolidated subsidiary ..........                --                 --               (500)                --
                                                         ------------       ------------       ------------       ------------
    Loss before minority interest and income taxes            (38,756)            (9,763)           (42,666)           (17,821)
Minority interest gain ............................             2,105                 --              1,977                 --
                                                         ------------       ------------       ------------       ------------
    Loss before income taxes ......................           (36,651)            (9,763)           (40,689)           (17,821)
Provision (benefit) for income taxes ..............               (10)                21                 28                 41
                                                         ------------       ------------       ------------       ------------
    Net loss ......................................      $    (36,641)      $     (9,784)      $    (40,717)      $    (17,862)
                                                         ============       ============       ============       ============

Basic and diluted net loss per share ..............      $      (1.80)      $      (0.48)      $      (2.00)      $      (0.90)
                                                         ============       ============       ============       ============

Shares used in computing basic and diluted
  net loss per share ..............................        20,364,619         20,251,218         20,359,553         19,757,428
                                                         ============       ============       ============       ============
Other comprehensive loss:
    Net loss ......................................      $    (36,641)      $     (9,784)      $    (40,717)      $    (17,862)
    Cumulative translation adjustment .............              (748)                (9)            (3,464)                (5)
    Other comprehensive loss ......................               106                 --                 --                 --
                                                         ------------       ------------       ------------       ------------
       Comprehensive loss .........................      $    (37,283)      $     (9,793)      $    (44,181)      $    (17,867)
                                                         ============       ============       ============       ============




 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                 2001            2000
                                                                               --------       ----------
Cash flows from operating activities:
    Net loss..............................................................     $(40,717)      $  (17,862)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
            Non-cash charges:.............................................
                 Depreciation and amortization............................        1,503             1,300
                 Provision for bad debt .................................         1,208             212
                 Loss on disposal of property and equipment .............           271              --
                 Compensation expense recorded for fair market value
                     of stock options in excess of exercise price .......           124             265
                 Equity loss in unconsolidated subsidiary ...............           500              --
                 Minority interest gain .................................        (1,977)             --
                 Impairment of goodwill .................................        21,614              --
                 Write-down of capitalized software costs ...............         3,455              --
                 Write-off of investments in foreign entities ...........         2,142              --
                 Write-down of property and equipment ...................           242              --
                Contract termination costs ..............................           697              --
            Changes in assets and liabilities:
                Accounts receivable .....................................        (1,105)         (1,638)
                Prepaid expenses and other current assets ...............           512             501
                Other assets ............................................             2          (1,272)
                Accounts payable ........................................           770           6,990
                Accrued expenses ........................................        (1,757)         (1,590)
                Restructuring liabilities ...............................         4,870              --
                Deferred revenues .......................................          (962)          1,110
                Customer deposits .......................................             2            (365)
                Other current liabilities ...............................          (191)           (464)
                Other liabilities .......................................           (47)            (34)
                                                                               --------       ---------
                   Net cash used in operating activities ................        (8,844)        (12,847)
                                                                               --------       ---------
Cash flows from investing activities:
    Acquisition of business, net of cash acquired .......................            --          (2,813)
    Investment in foreign entities ......................................          (413)           (470)
    Investment in debt security of foreign entities .....................           (88)           (680)
    Repayment of notes receivable from foreign entity ...................           292              --
    Purchases of property and equipment .................................          (369)           (563)
    Capitalized software costs ..........................................        (3,765)             --
                                                                               --------       ---------
                   Net cash used in investing activities ................        (4,343)         (4,526)
                                                                               --------       ---------
Cash flows from financing activities:
    Net proceeds from sale of common stock to minority shareholders .....            57             718
    Net proceeds from sale of subsidiary company stock ..................         2,000          31,470
                                                                               --------       ---------
                    Net cash provided by financing activities ...........         2,057          32,188
                                                                               --------       ---------
Effect of exchange rates on cash ........................................        (3,464)             (5)
                                                                               --------       ---------
Net increase (decrease) in cash and cash equivalents ....................       (14,594)         14,810
Cash and cash equivalents, beginning of period ..........................        81,945          85,457
                                                                               --------       ---------
Cash and cash equivalents, end of period ................................      $ 67,351       $ 100,267
                                                                               ========       =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes ........................      $     26       $      42
                                                                               ========       =========
    Cash paid during the period for interest ............................      $      2       $      35
                                                                               ========       =========



 The accompanying notes are an integral part of these consolidated statements.

Supplemental disclosure of non-cash investing and financing activities:

* In February 2000, in conjunction with the acquisition of A.I.N. Corporation, assets of $950 were acquired, liabilities of $1,966 were assumed and 1,800,000 shares of common stock were issued. (See Note 3.)





 The accompanying notes are an integral part of these consolidated statements.

                               AUTOBYTEL.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND OPERATIONS OF AUTOBYTEL

    autobytel.com inc. (Autobytel) is an internationally branded online automotive commerce company that connects buyers and sellers together in an information-rich environment. Through its Web sites, www.autobytel.com and www.carsmart.com, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles and can purchase, finance, lease, insure, sell or maintain their vehicles. Autobytel believes that its services provide benefits for consumers by supplying them with information to make informed and intelligent vehicle decisions. Consumers can purchase new vehicles through Autobytel's dealer referral networks and pre-owned vehicles through its Pre-Owned CyberStore. Autobytel offers solutions to the automotive industry to improve the vehicle purchasing process by providing its dealer referral networks a highly efficient way to reach vehicle buyers and owners.

    Autobytel has also established international joint ventures and/or licensing agreements to market new and used vehicles in Europe, Japan and Australia.

    Since its inception in January 1995, Autobytel has invested in marketing its brand name and developing infrastructure to support anticipated future operating growth. As a result, Autobytel has experienced significant operating losses and had an accumulated deficit of $136.3 million as of June 30, 2001. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Unaudited Interim Financial Statements

    The accompanying interim consolidated financial statements as of June 30, 2001, and for the three months and six months ended June 30, 2001 and 2000, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of Autobytel's management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Autobytel's consolidated balance sheets, statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel's results for an interim period are not necessarily indicative of the results that may be expected for the year.

    Although Autobytel believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in Autobytel's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2001.

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

   Consulting Revenue

Autobytel entered into an agreement with General Motors Corporation for consulting services related to an online locate-to-order vehicle inventory test program which involves modification of the existing Autobytel.com Web site, project management, dealer training, demonstrations and debriefings. The agreement commenced in February 2001 and the project is expected to be completed in September 2001.

    Revenues and expenses related to the test program have been accounted for using the percentage of completion method based upon the achievement of certain agreed upon milestones specified in the agreement. Consulting fees of $3.0 million are included in revenues for the six months ended June 30, 2001.

   Computation of Basic and Diluted Net Loss Per Share

    Net loss per share has been calculated under Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months and six months ended June 30, 2001 and 2000, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of stock options and warrants are antidilutive. Autobytel evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

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

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective immediately for all business combinations initiated after June 30, 2001. For goodwill and other intangible assets existing prior to June 30, 2001, SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. The pending acquisition of Autobweb.com, Inc. (see
Note 5) will be accounted for in accordance with SFAS Nos. 141 and 142. Management anticipates adopting SFAS Nos. 141 and 142, as it applies to business combinations, goodwill and other intangible assets existing prior to June 30, 2001, on January 1, 2002. Autobytel believes that the adoption of SFAS Nos. 141 and 142 will not have a material impact on Autobytel's results of operations or financial condition.

3. A.I.N. CORPORATION

    On February 15, 2000, Autobytel acquired all of the outstanding stock of A.I.N. Corporation (herein after referred to as either A.I.N. or CarSmart), the owner of CarSmart.com, an online buying site for new and used vehicles, for $3.0 million in cash and 1.8 million shares of its common stock with an agreed upon value of $19.7 million. The acquisition has been accounted for using the purchase method of accounting.

    A.I.N.'s results of operations from the date of acquisition through June 30, 2001 have been included in the accompanying consolidated statements of operations, including a $21.6 million non-cash charge in the second quarter of 2001 for the impairment of goodwill recorded in connection with the acquisition of A.I.N. (See Note 6.)

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

    In June 2001, Autobytel announced a restructuring of its European operations to enhance efficiencies. The restructuring consists of significant staff reductions, reduced activity at Aubytel.Europe's holding company level and possible changes in Autobytel.Europe's capital structure. (See Note 6.)

5. COMMITMENTS AND CONTINGENCIES

   Agreement to Acquire Autoweb.com, Inc.

    In April 2001, Autobytel entered into an agreement to acquire by merger Autoweb.com, Inc. (herein after referred to as Autoweb), an automotive Internet service. Autoweb shareholders will receive 0.3553 shares of Autobytel common stock for each share of Autoweb common stock. The acquisition, which is subject to approval by both Autobytel and Autoweb stockholders, as well as the satisfaction of other conditions, is expected to be accounted for using the purchase method of accounting. The acquisition is expected to be completed in the third quarter of 2001.

   Litigation

    A.I.N. was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks compensatory and punitive damages and equitable relief. The plaintiff contends he is entitled to a 49.9% ownership interest in A.I.N.'s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins' lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel was added and then dismissed as a cross defendant in such action. The lawsuit is and will be vigorously contested on behalf of A.I.N. The case is scheduled to begin trial in late November 2001.

    The selling shareholders of A.I.N. are obligated to fully indemnify Autobytel for all losses, including attorney's fees, expenses, settlements and judgements, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250,000 in cash. As of June 30, 2001, the obligation was secured by 360,009 shares of common stock and approximately $150,000 in cash after expenses.

    In July 1998, Autobytel and certain of its past and current officers were sued by former employee Thomas Heshion in a lawsuit entitled Thomas Heshion, et al., v. Auto-By-Tel Corporation, et al., in Orange County Superior Court. Plaintiff claimed, among other things, that he was wrongfully terminated. In December 2000, a verdict in favor of plaintiff in the amount of $1.9 million was rendered. The judgement has been appealed. In the meantime, the plaintiff has filed a new complaint against Autobytel and others stating, in part, that Autobytel's counterclaim in the original lawsuit constituted malicious prosecution, abuse of process or negligence, and seeks unspecified damages.

    Autobytel believes the judgement is in error, and that it has meritorious defenses to the new claim, and has retained new counsel to handle the appeal and the new claim. Autobytel intends to vigorously contest the judgement and defend the new claim.

    From time to time, Autobytel is involved in other litigation matters relating to claims arising out of the ordinary course of business. Autobytel believes that there are no claims or actions pending or threatened against Autobytel, the ultimate disposition of which would have a material adverse effect on Autobytel's business, results of operations and financial condition. However, if a court or jury rules against Autobytel and the ruling is ultimately sustained on appeal and damages are awarded against Autobytel, such ruling could have a material and adverse effect on Autobytel's business, results of operations and financial condition.

6.  GOODWILL IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

   Goodwill Impairment

    Autobytel determined that goodwill recorded on its balance sheet in connection with its acquisition of CarSmart (see Note 3) was in excess of the current estimated fair value. In the second quarter of 2001, Autobytel wrote-down goodwill to the current estimated fair value of $1.3 million and recorded a non-cash charge of $21.6 million for the impairment of goodwill.

   International Restructuring and Related Charges

    In the second quarter of 2001, Autobytel recorded a charge of $11.2 million related to its international operations. The charge consists of $5.0 million related to the restructuring of Autobytel.Europe, $3.5 million related to the write-off of obsolete international software, and $2.7 million related to the write-off of investments in certain European joint ventures.

    The restructuring of Autobytel.Europe (see Note 4) was announced in June 2001 and primarily consists of significant staff reductions at Autobytel.Europe to enhance operating efficiencies and may lead to changes in Autobytel.Europe's capital structure because of the reduction of its business activities. Autobytel is currently discussing the future capital structure of Autobytel.Europe with the other investors of Autobytel.Europe. Changes to the capital structure of Autobytel.Europe could substantially reduce the cash on hand at Autobytel.Europe and could require Autobytel to recognize additional charges that may be material. Autobytel does not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million it initially contributed.

    Autobytel evaluated the unamortized portion of capitalized software costs recorded on its balance sheet and determined that the recorded value was in excess of the net realizable value over the remaining economic life of the software developed. As a result, capitalized software costs were written-down to the net realizable value. Autobytel expects newly developed software to replace and upgrade the existing international software and expects to continue to amortize the remaining capitalized costs until such time.

    Due to unfavorable capital market conditions, certain of Autobytel.Europe's joint ventures have suffered from a lack of funding. Autobytel has written-off its investments in these joint ventures due to the inability to obtain additional capital for continued operations of these joints ventures. Autobytel.Europe has also decided to indefinitely suspend operations in certain of these joint ventures.

   Domestic Restructuring and Other Charges

    In the second quarter of 2001, Autobytel recorded charges of $0.9 million for domestic restructuring and other charges. The charges consist primarily of contract termination costs related to online advertising and the aftermarket program on our Web site as well as the write-off of previously capitalized software related to the aftermarket program.

    A summary of the goodwill impairment, restructuring and other charges is as follows (in thousands):


                                                                   Non-Cash    Cash      Accrued
                                                   Total Charge    Charges   Payments   Liability
                                                   ------------    -------   --------   ---------
Goodwill impairment                                  $21,614      $21,614      $ --      $   --
International restructuring and related charges       11,202        6,406        --       4,796
Domestic restructuring and other charges                 869          739        56          74
                                                     -------      -------      ----      ------
    Total                                            $33,685      $28,759      $ 56      $4,870
                                                     =======      =======      ====      ======

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

OVERVIEW

     We are an internationally branded online automotive commerce company that connects buyers and sellers together in an information-rich environment. Through our Web sites, www.autobytel.com and www.carsmart.com, consumers can research pricing, specifications and other information regarding new and pre-owned vehicles and can purchase, finance, lease, insure, sell or maintain their vehicles. We believe that our services provide benefits for consumers by supplying them with information to make informed and intelligent vehicle decisions. Consumers can purchase new vehicles through our dealer referral networks and pre-owned vehicles through our Pre-Owned CyberStore. We offer solutions to the automotive industry to improve the vehicle purchasing process by providing our dealer referral networks a highly efficient way to reach vehicle buyers and owners.

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

    In April 2001, we entered into an agreement to acquire Autoweb.com, Inc. (herein after referred to as Autoweb), an automotive Internet service. Under the terms of the acquisition agreement, each outstanding share of common stock of Autoweb will be exchanged for 0.3553 shares of our common stock. The acquisition is subject to a number of conditions, including approval by both our and Autoweb's stockholders. The acquisition is expected to be completed in the third quarter of 2001.

    In May 2001, as part of a periodic review of our business lines, we decided to suspend operations of our locate-to-order service, AutobytelDIRECT. We believe that the program was unable to attain the scale required to be profitable. In the future, we may reintroduce a locate-to-order service depending on market conditions.

    In June 2001, we announced a restructuring of Autobytel.Europe's operations. The restructuring involves significant staff reductions at Autobytel.Europe. The restructuring may also involve changes to Autobytel.Europe's capital structure to reflect a reduction of its business activities.

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

    Our dealer contract terms generally range from one to three years. The majority of our contracts are for a one year term. We are converting our remaining dealers primarily to new contracts with a one year term. The initial subscription fee from a dealer is recognized as revenue ratably over the first twelve months of the dealer's contract. The majority of our program fees consist of monthly fees which are recognized in the period service is provided. In the second quarter of 2001 and 2000, program fees were $11.5 million and $13.9 million, respectively.

We also derive a portion of our revenues from automotive consulting and international licensing agreements and related products and services on a monthly fee and per transaction basis. For the three months ended June 30, 2001 and 2000, revenues from international licensing, automotive consulting and related products and services were $4.2 million and $3.2 million, or 27% and 19% of total revenues, respectively. In the second quarter of 2001, consulting fees related to the GM test program were $1.6 million. The consulting fees were accounted for using the percentage of completion method of accounting.

    We believe our ability to increase revenues is directly related to the number of subscribing dealers in our networks and the average monthly fees paid by those dealers and indirectly related to the volume of purchase requests routed through our Web sites. Vehicle purchase requests routed through our online systems were approximately 0.7 million in the second quarter of 2001 and 2000. From inception through June 30, 2001, we have directed approximately 8.9 million purchase requests to dealers.

    Our revenue growth has been primarily dependent on our ability to:

    -   increase the number of dealers;

    -   increase the average monthly fees paid by each dealer;

    -   deliver quality purchase requests to our dealer networks; and

    -   improve the sales conversion rate of dealer leads.

    We believe our revenues in the foreseeable future will be dependent on the above factors as well as our ability to generate revenues from related products and services, including transactions with automotive manufacturers, new dealer-centric products and international licensing agreements.

    As of June 30, 2001, approximately 4,200 dealers participated in our dealer network, of which, approximately 3,200 were Autobytel.com dealers and approximately 1,000 were CarSmart.com dealers. In the second quarter of 2001, approximately 200 dealers were added to our North American dealer networks and approximately 700 dealers either terminated their affiliation with us or were terminated by us. The net number of dealers as of June 30, 2001 decreased by 17% versus the same quarter in 2000. As of June 30, 2001, approximately 300 dealers subscribed to both the Autobytel and CarSmart (herein after referred to as either CarSmart or A.I.N) services. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

    Dealer participation in our programs may terminate for various reasons including:

    -   extinction of the manufacturer brand;

    -   selling of the dealer franchise;

    -   termination of the franchise by the dealer;

    -   termination by us; and

    -   termination of our services by the dealer.

    Because our primary revenue source is from program fees, our business model is significantly different from many other Internet commerce sites. The automobiles requested through our site are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

    Sales and marketing costs consist primarily of:

    - fees paid to our Internet affiliate network of purchase request providers;

    - promotion and advertising expenses to build our brand awareness and encourage potential customers to visit our Web sites; and

    - personnel and other costs associated with sales, marketing, training and support of our dealer network.

    The majority of our Internet advertising is comprised of:

    -   bounty fees paid to our affiliate network;

    -   sponsorship and alliance agreements with Internet portals among others;
        and

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

    Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $4.4 million and $5.3 million in the second quarter of 2001 and 2000, respectively. No set-up or initial fees were incurred in the second quarter of 2001 or 2000. Also included in sales and marketing expenses are costs associated with traditional media, such as television, radio and print advertising and with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

RESULTS OF OPERATIONS

    The following table sets forth our results of operations as a percentage of revenues:


                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    JUNE 30,                JUNE 30,
                                                               ------------------        ----------------
                                                                 2001        2000        2001        2000
                                                                 ----        ----        ----        ----
Statement of Operations Data:
Revenues:
    Program fees ..........................................        73%         81%         75%         81%
    International, automotive consulting and related
        products and services .............................        27          19          25          19
                                                                 ----        ----        ----        ----
        Total revenues ....................................       100         100         100         100
                                                                 ----        ----        ----        ----
Operating expenses:
    Sales and marketing ...................................        82         105          81         108
    Product and technology development ....................        29          40          27          37
    General and administrative ............................        26          21          24          20
    Goodwill impairment ...................................       137          --          67          --
    International restructuring and related charges .......        71          --          35          --
    Domestic restructuring and other charges ..............         6          --           6          --
                                                                 ----        ----        ----        ----
        Total operating expenses ..........................       351         167         238         165
                                                                 ----        ----        ----        ----
    Loss from operations ..................................      (251)        (67)       (138)        (65)
Other income, net .........................................         4           9           5          10
                                                                 ----        ----        ----        ----
    Loss before minority interest and income taxes ........      (246)        (57)       (132)        (55)
Minority interest gain ....................................        13          --           6          --
                                                                 ----        ----        ----        ----
   Loss before income taxes ...............................      (233)        (57)       (126)        (55)
Provision (benefit) for income taxes ......................        --          --          --          --
                                                                 ----        ----        ----        ----
       Net loss ...........................................      (233)%       (57)%      (126)%       (55)%
                                                                 ====        ====        ====        ====

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

    Revenues. Our revenues decreased $1.4 million, or 8%, to $15.7 million in the second quarter of 2001, compared to $17.1 million in the second quarter of 2000. Program fees decreased by $2.4 million, or 17%, primarily due to a decline in average program fees and dealer count for both Autobytel and CarSmart. Revenues in the second quarter of 2001 include $1.6 million in consulting and advertising fees from the GM test program. Revenues from our international licensing agreements in the second quarter of 2001 remained approximately the same as the second quarter of 2000 while revenues from related products and services decreased by $0.6 million, or 30%, in the second quarter of 2001, primarily due to a decrease in Web site advertising, insurance, data base marketing and other fees.

    Sales and Marketing. Sales and marketing expenses primarily include advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with sales, training and support. Sales and marketing expense decreased by $5.2 million, or 29%, to $12.8 million in the second quarter of 2001 compared to $18.0 million in the second quarter of 2000. The decrease was primarily due to a $4.5 million, or 56%, decrease in television, print and radio advertising and a $0.8 million, or 16%, decrease in sales, dealer and call center personnel and other marketing expenses partially offset by an increase in online advertising expenses of $0.1 million, or 2%. We continue to refine our marketing strategy to reduce our cost of customer acquisition.

Product and Technology Development. Product and technology development expense decreased by $2.2 million, or 32%, to $4.6 million in the second quarter of 2001 compared to $6.8 million in the second quarter of 2000. The decrease was primarily due to a $1.9 million, or 73%, decrease in software development costs, and a $0.3 million, or 8%, decrease in personnel and retention costs, both domestic and international, and Web site data content and licensing fees. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", we capitalized $1.5 million of software development costs in the second quarter of 2001 which were primarily related to the enhancement of our existing proprietary software for use by our international licensees.

    General and Administrative. General and administrative expense was $4.0 million and $3.6 million for the second quarter of 2001 and 2000, respectively. General and administrative expense increased by $0.4 million, or 11%. The increase was primarily due to a $0.7 million, or 124%, increase in legal and professional fees for general corporate expenses and a $0.1 million, or 5%, increase in other general and administrative expenses, partially offset by a $0.4 million, or 77%, decrease in financial consulting and public company infrastructure costs.

    Goodwill Impairment. We determined that goodwill recorded on our balance sheet in connection with our acquisition of CarSmart was in excess of its current estimated fair value. In the second quarter of 2001, we recorded a non-cash charge of $21.6 million to reflect the write down of goodwill to its current estimated fair value of $1.3 million.

    International restructuring and related charges. In the second quarter of 2001, we recorded a charge of $11.2 million related to our international operations. The charge consists of $5.0 million related to the restructuring of Autobytel.Europe's operations, $3.5 million related to the write-off of obsolete international software, and $2.7 million related to the write-off of investments in certain European joint ventures largely due to our inability to obtain additional capital to support continued operations of the joint ventures.

    Domestic restructuring and other charges. The charge of $0.9 million recorded in the second quarter of 2001 primarily consists of contract termination costs related to online advertising and the aftermarket program on our Web site as well as the write-off of previously capitalized software related to the aftermarket program.

    Interest Income, Net. In the second quarter of 2001, interest income decreased by $0.7 million, or 42%, compared to the second quarter of 2000. Interest income decreased due to lower cash balances and declining interest rates.

    Foreign Currency Exchange Loss, Net. Autobytel.Europe, our subsidiary, operates its business in the Euro, which is its functional currency. It enters into transactions which require the use of currencies other than the Euro. Due to foreign exchange rate fluctuations, a $0.3 million loss on transactions executed in currencies other than the Euro was realized in the second quarter of 2001. In the future, we may experience gains or losses attributable to fluctuations in foreign currency exchange rates.

    Minority Interest Gain. Minority interest represents our majority-owned subsidiary's net loss allocable to minority shareholders. A portion of the loss generated by our majority-owned subsidiary, Autobytel.Europe, was allocated to its minority interest shareholders resulting in a gain of $2.1 million in the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    Revenues. Our revenues increased $0.2 million, or 1%, to $32.4 million in the six months ended June 30, compared to $32.2 million in the same period of 2000. Program fees decreased by $1.6 million, or 6%, primarily due to a decline in average program fees and dealer count for both Autobytel and CarSmart. Revenues in the six months ended June 30, 2001 include $3.0 million in consulting and advertising fees from the GM test program. Revenues from our international licensing agreements in the six months ended June 30, 2001 decreased $0.1 million, or 3%, compared to the same period in 2000. Revenues from related products and services decreased by $1.1 million, or 31% in the six months ended June 30, 2001 compared to the same period in 2000. The decrease revenues from related products and services was primarily attributable to a decrease in Web site advertising, insurance, data base marketing and other fees partially offset by an increase in fees from financing.

    Sales and Marketing. Sales and marketing expense decreased by $8.7 million, or 25%, to $26.2 million for the six months ended June 30, 2001 compared to $34.9 million in the same period in 2000. The decrease was primarily due to a $10.9 million, or 63%, decrease in television, print and radio advertising, and a $0.7 million, or 8%, decrease in other advertising and sales expenses which was partially offset by an increase in online advertising of $2.9 million, or 34%. We continue to refine our marketing strategy to reduce our cost of customer acquisition.

    Product and Technology Development. Product and technology development expense decreased by $3.3 million, or 27%, to $8.6 million for the six months ended June 30, 2001 compared to $11.9 million in the same period in 2000. The decrease was primarily due to a $3.1 million, or 73%, decrease in software development costs, and a $0.2 million, or 2%, decrease in personnel and retention costs, both domestic and international, and Web site data content and licensing fees. In accordance with SFAS No. 86, we capitalized $7.1 million of software development costs in the six months ended June 30, 2001 which were primarily related to the enhancement of our existing proprietary software for use by our international licensees.

    General and Administrative. General and administrative expense was $7.6 million and $6.4 million for the six months ended June 30, 2001 and 2000, respectively. General and administrative expense increased by $1.2 million, or 19%. The increase was primarily due to a $1.3 million, or 183%, increase in legal and professional fees for general corporate expenses, and a $0.4 million, or 9%, increase in other general and administrative expenses partially offset by a decrease of $0.5 million, or 61%, in financial consulting and public company infrastructure costs.

    Goodwill Impairment. During the six months ended June 30, 2001, we recorded a non-cash charge of $21.6 million to reflect the write-down of goodwill related to the acquisition of CarSmart to its current market value of $1.3 million.

    International restructuring and related charges. We recorded a charge of $11.2 million related to our international operations in the six months ended June 30, 2001. The charge consists of $5.0 million related to the restructuring of Autobytel.Europe's operations, $3.5 million related to the write-off of obsolete international software, and $2.7 million related to the write-off of investments in certain European joint ventures largely due to our inability to obtain additional capital to support continued operations of the joint ventures.

    Domestic restructuring and other charges. For the six months ended June 30, 2001, we recorded $1.9 million for domestic restructuring and other charges. The charges primarily consist of restructuring costs of $1.0 million related to the reorganization of our dealer operations, including personnel costs, elimination of duplicate facilities, and the write-down of fixed assets and contract termination costs of $0.9 million related to online advertising and the aftermarket program on our Web site as well as the write-off of previously capitalized software related to the aftermarket program.

    Interest Income, Net. For the six months ended June 30, 2001, interest income decreased by $1.0 million, or 33%, compared to the same period in 2000. Interest income decreased due to lower cash balances and declining interest rates.

    Foreign Currency Exchange Gain, Net. Autobytel.Europe, our subsidiary, operates its business in the Euro, which is its functional currency. It enters into transactions which require the use of currencies other than the Euro. Due to foreign exchange rate fluctuations, a $0.5 million gain on transactions executed in currencies other than the Euro was realized in the six months ended June 30, 2001. In the future, we may experience gains or losses attributable to fluctuations in foreign currency exchange rates.

    Equity Loss in Unconsolidated Subsidiary. Equity loss in an unconsolidated subsidiary represents our share of the loss in our Australian venture. The loss recognized has been limited to the amount of our investment, or $0.5 million, in the six months ended June 30, 2001.

    Minority Interest Gain. Minority interest represents our majority-owned subsidiary's net loss allocable to minority shareholders. A portion of the loss generated by our majority-owned subsidiary, Autobytel.Europe, was allocated to its minority interest shareholders resulting in a gain of $2.0 million in the six months ended June 30, 2001.

STOCK-OPTIONS GRANTED IN 2001

    From January through June 2001, we granted stock options to purchase 400,500 shares of common stock under the 1999 Employee and Acquisition Related Stock Option Plan and the 2000 Stock Option Plan. The stock options were granted at the fair market value on the date of grant.

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

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective immediately for all business combinations initiated after June 30, 2001. For goodwill and other intangible assets existing prior to June 30, 2001, SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. The pending acquisition of Autobweb.com, Inc. (see
Note 5) will be accounted for in accordance with SFAS Nos. 141 and 142. We anticipate adopting SFAS Nos. 141 and 142, as it applies to business combinations, goodwill and other intangible assets existing prior to June 30, 2001, on January 1, 2002. We believe the adoption of SFAS Nos. 141 and 142 will not have a material impact on our results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $8.8 million for the six months ended June 30, 2001 and $12.8 million in the same period of 2000. Net cash used for the six months ended June 30, 2001 resulted primarily from the year to date net loss offset by the impact of non-cash charges related to impairment of goodwill, international restructuring, obsolete international software, the write-off of international investments, depreciation, goodwill and provision for bad debt. Additionally, net cash used resulted from an increase in accounts receivable and a decrease in accrued expenses due to a reduction in our operating expenditures.

    Net cash used in operating activities in the first six months of 2000 resulted primarily from the net loss for the year, increased accounts receivable and acquisition costs for A.I.N, partially offset by increased deferred revenues and international licensing fees, accounts payable and accrued expenses, depreciation and goodwill amortization related to the acquisition of CarSmart.

    Net cash used in investing activities was $4.3 million and $4.5 million for the first six months of 2001 and 2000, respectively. Cash used in investing activities during the first six months of 2001 was primarily related to capitalized software development costs. Cash used in investing activities in the six months of 2000 was primarily related to the acquisition of A.I.N. and investments in international joint ventures.

    Net cash provided by financing activities was $2.1 million for the six months ended June 30, 2001, and $32.2 million for the six months ended June 30, 2000. Cash provided by financing activities in the first six months of both 2001 and 2000 was primarily due to funding received from strategic partners for investment in Autobytel.Europe. In January 2000, we invested $5.0 million in Autobytel.Europe which has been eliminated in consolidation.

As of July 31, 2001 we had approximately $67.3 million in cash and cash equivalents, of which $30.1 million represents funds of Autobytel.Europe. Additionally, approximately $2.9 million represents deposits to secure an appeal bond in connection with the Heshion litigation.

    Cash on hand at Autobytel.Europe may be reduced substantially as a result of on-going discussions related to possible changes in Autobytel.Europe's capital structure with the other investors in Autobytel.Europe. We do not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million we initially contributed. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

    Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

    We have incurred losses every quarter since inception. Even if we achieve profitability, we might fail to sustain or increase that profitability in the future. We cannot assure that we will be profitable. Autobytel, including CarSmart, had an accumulated deficit of $136.3 million as of June 30, 2001 and $95.6 million as of December 31, 2000.

    Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for Internet commerce. To achieve profitability, we must, among other things:

    -   generate increased vehicle buyer traffic to our Web sites;

    -   successfully introduce new products and services;

    - continue to send new and pre-owned vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees;

    - expand the number of dealers in our network and enhance the quality of dealers;

    -   respond to competitive developments;

    -   maintain a high degree of customer satisfaction;

    -   provide secure and easy to use Web sites for customers;

    -   increase our brand name visibility;

    -   continue to attract, retain and motivate qualified personnel; and

    - continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

    We cannot be certain that we will be successful in achieving these goals.

IF OUR DEALER TURNOVER INCREASES, OUR DEALER NETWORKS AND REVENUES DERIVED FROM THESE NETWORKS MAY DECREASE.

    The majority of our revenues are derived from fees paid by our networks of subscribing dealers. If dealer turnover increases and we are unable to add new dealers to mitigate the turnover, our revenues may decrease. If the number of dealers in our networks declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. All of our subscribing dealers have entered into written marketing agreements with us having a stated term of one year, three years or five years, but the Autobytel dealer agreements are cancelable by the dealer upon 30 days notice. A significant number of the agreements are for a one year term. We cannot assure that dealers will not terminate their agreements with us. Subscribing dealers may terminate their relationship with Autobytel for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and pre-owned vehicle dealers. During the second quarter of 2001, we added approximately 200 subscribing dealers to our North American dealer networks and approximately 700 subscribing dealers terminated their affiliation with us or were terminated by us. In order for us to grow or maintain our dealer networks, we need to reduce dealer turnover. We cannot assure that we will be able to reduce the level of dealer turnover, and our failure to do so could materially and adversely affect our business, results of operations and financial condition. As of June 30, 2001, we had approximately 4,200 subscribing dealers.

WE MAY LOSE SUBSCRIBING DEALERS BECAUSE OF THE RECONFIGURATION OF DEALER TERRITORIES. WE WILL LOSE THE REVENUES ASSOCIATED WITH ANY REDUCTIONS IN SUBSCRIBING DEALERS RESULTING FROM SUCH RECONFIGURATION.

    If the volume of purchase requests increases, we may need to reduce or reconfigure the exclusive territories currently assigned to dealers to serve consumers more effectively. If a dealer is unwilling to accept a reduction or reconfiguration of its territory, it may terminate its relationship with us. A dealer also could sue to prevent such reduction or reconfiguration, or collect damages from us. We have experienced one such lawsuit. A material decrease in the number of dealers subscribing to our network or litigation with dealers could have a material adverse effect on our business, results of operations and financial condition.

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

Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is new, and competition among commercial Web sites may increase significantly in the future. Our business is characterized by minimal technical barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

    We compete with other entities which maintain similar commercial Web sites including Autoweb.com (which we have agreed to acquire subject to the terms and conditions of the agreement related to such acquisition), AutoVantage, Microsoft Corporation's Carpoint, CarsDirect.com, Cars.com, Cobalt Group and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation's BuyPower and Ford Motor Co. in its partnership with its dealers through FordDirect.com. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce Web sites which compete with ours.

    We believe that the principal competitive factors in the online market are:

    -   brand recognition;

    -   speed and quality of fulfillment;

    -   variety of related products and services;

    -   ease of use;

    -   customer satisfaction;

    -   quality of Web site content;

    -   quality of service; and

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PREDICT OUR FUTURE PERFORMANCE.

    Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

    - our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction;

    - the announcement or introduction of new or enhanced sites, services and products by us or our competitors;

    - our ability to joint venture with investors in the development of Autobytel branded companies internationally;

    - general economic conditions and economic conditions specific to the Internet, online commerce or the automobile industry;

    - a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us;

    - our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner;

    - the level of traffic on our Web sites and other sites that refer traffic to our Web sites;

    - technical difficulties, system downtime, Internet brownouts or electricity blackouts;

    - the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

    -   governmental regulation; and

    -   unforeseen events affecting the industry.

SEASONALITY IS LIKELY TO CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS. INVESTORS MAY NOT BE ABLE TO PREDICT OUR ANNUAL OPERATING RESULTS BASED ON A QUARTER TO QUARTER COMPARISON OF OUR OPERATING RESULTS.

    We expect our business to experience seasonality as it matures. The seasonal patterns of Internet usage and vehicle purchasing do not completely overlap. Historically, Internet usage typically declines during summer and certain holiday periods, while vehicle purchasing in the United States is strongest in the spring and summer months. If seasonality occurs, investors may not be able to predict our annual operating results based on a quarter to quarter comparison of our operating results. Seasonality in the automotive industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition.

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

    While 1999 and 2000 were record years for the automotive industry in general in terms of volume of new vehicles sold, during the first half of 2001 the automotive industry has experienced a fall-off in demand for new vehicles which may continue. We cannot assure that our business will not be materially adversely affected as a result of an industry or general economic downturn.

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

We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume or quality to decline. If this occurs, dealers may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationship with us or force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. During the second quarter of 2001, approximately 21% of our purchase requests came through StoneAge.com. The agreement with StoneAge Corporation expires in December 2001 and was recently renegotiated to provide for lower cost and lower volume of purchase requests. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. A number of our agreements with online service providers may be terminated without cause.

IF WE CANNOT BUILD AND MAINTAIN STRONG BRAND LOYALTY OUR BUSINESS MAY SUFFER.

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

    Our future success depends on our ability to identify, hire, train and retain highly qualified sales, marketing, managerial and technical personnel. In addition, as we introduce new services we may need to hire additional personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary managerial, technical, sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

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

    We have been introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for Internet-based vehicle purchasing and related services. We also intend to enter into new markets overseas. The growth of our operations requires us to increase expenditures before we generate revenues. For example, we may need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations.

    We must also:

    - test, introduce and develop new services and products, including enhancing our Web sites;

    -   expand the breadth of products and services offered;

    -   expand our market presence through relationships with third parties; and

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

    We provide a link on our Web sites so consumers can receive real time quotes for insurance coverage from a third party and submit quote applications online. Participants in the program include The Hartford (Hartford Financial Services Group, Inc.), The GE Auto Insurance Program and Ekemper. We receive fees from such participants in connection with this advertising activity.

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

    We intend to continue to evaluate potential acquisitions which we believe will complement or enhance our existing business. If we acquire other companies in the future, it may result in the issuance of equity securities that could dilute existing stockholders' ownership. We may also incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. Except for the pending acquisition of Autoweb, we currently do not have any agreements to acquire any company or business, and we cannot guarantee that we will be able to identify or complete any acquisition in the future.

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

    We have identified what we believe are the areas of domestic government regulation, which if changed, would be costly to us. These laws and regulations include franchise laws, motor vehicle brokerage licensing laws, insurance licensing laws, financial services laws and motor vehicle dealership licensing laws, which are or may be applicable to aspects of our business as applicable. There could be laws and regulations applicable to our business which we have not identified or which, if changed, may be costly to us.

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

    We presently host Autobytel's production Web sites including Autobytel.com, Dealer Real Time and iManager systems at our corporate headquarters in Irvine, California. We have recently entered into an agreement with a third party to host our production Web sites off-site. We expect the third party off-site hosting to begin sometime in the third quarter of 2001. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future. As a result of a variety of factors, available electricity supply in California is not sufficient to meet demand at all times in some areas, and these constraints are projected to continue for several years. The supply constraints have been managed, and will likely continue to be managed, by a combination of obtaining additional supplies, requested conservation, interruption of certain customers whose rates include that possibility, and as a last resort, interruption of some or all customers in certain areas through "rolling blackouts." Relieving the supply constraints is likely to cause increases in the retail rates to be paid. To date, we have not been significantly affected by rolling black-outs or other interruptions in service related to the constraints on supply. We maintain business interruption insurance which pays up to $6 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses. The CarSmart.com Web site is hosted by a third party service provider. CarSmart's service provider maintains backup generation capability, however, recently the provider suffered a power disruption that caused its backup system to fail. This outage did not have a material adverse effect on CarSmart.

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

    The success of our services will continue to depend upon the adoption of the Internet by consumers and dealers as a mainstream medium for commerce and/or the willingness of automotive manufacturers to cooperate with third party services. While we believe that our services offer significant advantages to consumers and dealers, there can be no assurance that widespread acceptance of Internet commerce in general, or of our services in particular, will occur or that automotive companies will continue to accept a role for third party services such as us. Our success assumes that consumers and dealers who have historically relied upon traditional means of commerce to purchase or lease vehicles, and to procure vehicle financing and insurance, will accept new methods of conducting business and exchanging information and that automotive manufacturers will accept, rather than resist, a role for all make, all model third party sites such as ours that allow for comparisons. In addition, dealers must be persuaded to adopt new selling models and be trained to use and invest in developing technologies. If the market for Internet-based vehicle marketing services fails to develop, develops slower than expected, faces opposition or becomes saturated with competitors, or if our services do not achieve market acceptance, our business, results of operations and financial condition will be materially and adversely affected.

INTERNET-RELATED ISSUES MAY REDUCE OR SLOW THE GROWTH IN THE USE OF OUR SERVICES IN THE FUTURE.

    Critical issues concerning the commercial use of the Internet, such as, ease of access, security, privacy, reliability, cost, and quality of service, remain unresolved and may impact the growth of Internet use. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. The recent growth in Internet traffic has caused frequent periods of decreased performance, outages and delays. Our ability to increase the speed with which we provide services to consumers and to increase the scope and quality of such services is limited by and dependent upon the speed and reliability of the Internet, which is beyond our control. If periods of decreased performance, outages or delays on the Internet occur frequently, overall Internet usage or usage of our Web sites could increase more slowly or decline.

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

    Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Recently, the stock market in general and the shares of Internet companies in particular have experienced significant price fluctuations. The market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

    -   actual or anticipated variations in our quarterly operating results;

    - historical and anticipated operating metrics such as the number of subscribing dealers, the visitors to our Web sites and the frequency with which they transact;

    -   announcements of new product or service offerings;

    -   technological innovations;

    -   competitive developments, including actions by automotive manufacturers;

    -   changes in financial estimates by securities analysts;

    - conditions and trends in the Internet and electronic commerce industries;

    - adoption of new accounting standards affecting the technology or automotive industry; and

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

CHANGING LEGISLATION AFFECTING THE AUTOMOTIVE INDUSTRY COULD REQUIRE INCREASED REGULATORY AND LOBBYING COSTS AND MAY HARM OUR BUSINESS.

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

OUR INTERNATIONAL ACTIVITIES MAY REQUIRE COMPLIANCE WITH BURDENSOME REGULATORY, TARIFF AND LICENSING REQUIREMENTS. OUR NEED TO COMPLY WITH GOVERNMENTAL REQUIREMENTS MAY ADVERSELY AFFECT OUR ABILITY TO EXPAND OUR BUSINESS.

    Our licensees currently have Web sites in the United Kingdom, Sweden, The Netherlands, Australia and Japan. We intend to expand our brand into other foreign markets through licensing our technology, business processes and trade names and by establishing relationships with vehicle dealers and strategic investors located in foreign markets.

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

WE MAY NOT BE SUCCESSFUL IN EXPANDING OUR BUSINESS ABROAD WHICH MAY LIMIT OUR FUTURE GROWTH.

    We have had limited experience in providing our service abroad and we cannot be certain that we will be successful in introducing or marketing our services abroad. In addition, there are risks inherent in conducting business in international markets, such as:

    -   changes in political conditions;

    -   regulatory requirements;

    -   potentially weaker intellectual property protections;

    - tariffs and other trade barriers, fluctuations in currency exchange rates, or potentially adverse tax consequences;

    -   the need to raise adequate capital for international joint ventures;

    -   difficulties in managing or overseeing foreign operations; and

    - educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce.

    One or more of such factors may have a material adverse effect on our current or future international operations and, consequently, on our business, results of operations and financial condition. In June 2001, we announced that we are restructuring our European operations.

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

    We also enter into agreements with other companies under which any revenue that results from the purchase of services through direct links to or from our Web sites is shared. Such arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

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

WE COULD BE ADVERSELY AFFECTED BY LITIGATION.

    From time to time, we are involved in various legal proceedings arising from the normal course of our business activities.

     We are a defendant in two state court proceedings which are described on page 33.

     We believe that we have meritorious defenses in the proceedings filed against us, and intend to vigorously defend the actions; however, this and other litigation, even if not meritorious could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially affect our business, results of operations and financial condition.

OUR EXECUTIVE OFFICERS, DIRECTORS AND AFFILIATES HAVE SUBSTANTIAL CONTROL OF OUR VOTING STOCK AND HAVE THE ABILITY TO SIGNIFICANTLY INFLUENCE AND, IN ALL LIKELIHOOD, MAKE DECISIONS THAT COULD ADVERSELY AFFECT STOCKHOLDERS. SUCH DECISIONS COULD ADVERSELY AFFECT OUR STOCK PRICE.

    The control of a large amount of our stock by insiders could have an adverse effect on the market price of our common stock. As of July 31, 2001, our executive officers, directors and affiliates beneficially owned or controlled approximately 7.7 million shares or 33.9% of the outstanding shares of our common stock. Our executive officers, directors and affiliates, assuming they vote together, have the ability to significantly influence and substantially control the election of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions and other extraordinary transactions.

SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE. SINCE THE MARKET PRICES FOR INTERNET-RELATED STOCKS ARE LIKELY TO REMAIN VOLATILE, OUR STOCK PRICE MAY BE MORE ADVERSELY AFFECTED THAN OTHER COMPANIES BY SUCH FUTURE SALES.

    Sale of substantial numbers of shares of common stock in the public market could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. Of the 20,459,791 shares that were outstanding as of July 31, 2001, approximately 14.6 million shares are eligible for sale in the public market without restriction and approximately 5.9 million shares are subject to restrictions on sale in the public market in accordance with the provisions of Rule 144 under the Securities Act of 1933. In addition, holders of approximately 5.5 million shares of common stock are entitled to certain registration rights with respect to such shares until such time as the holders of such common stock may sell such shares under Rule 144 of the Securities Act.

IF WE ARE UNABLE TO MAINTAIN OUR NASDAQ NATIONAL MARKET LISTING, THE LIQUIDITY OF OUR COMMON STOCK WOULD BE SERIOUSLY LIMITED.

    We cannot assure that we will be able to comply with the minimum requirements for continued listing on the Nasdaq National Market. In the event our shares are delisted from the Nasdaq National Market, we anticipate that we would attempt to have our common stock traded on the NASD over-the counter Bulletin Board. If our common stock is delisted, it would seriously limit the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Autobytel.Europe, our subsidiary, operates its business in the Euro, which is its functional currency. Autobytel.Europe generates revenues, incurs general operating expenses and enters into transactions, including investments in joint ventures and licensees, which require the use of currencies other than the Euro. As a result of these transactions, we are exposed to gains and losses resulting from changes in foreign currency exchange rates. These fluctuations may adversely affect our consolidated results of operations and financial position. In certain circumstances, Autobytel.Europe has entered into foreign currency forward contracts in an effort to minimize the risks and costs associated with these fluctuations. Neither we nor Autobytel.Europe enters into foreign currency forward contracts or other financial instruments for trading or speculative purposes.

    In July 2000, Autobytel.Europe entered into foreign currency forward exchange contracts which obligated Autobytel.Europe to exchange U.S. dollars for predetermined amounts of Netherlands guilders at specified exchange rates on specified dates. These contracts matured on June 26, 2001. In accordance with SFAS No. 133, these contracts were accounted for as hedged contracts. Autobytel's consolidated statements of operations include a $0.3 million loss and a $0.5 million gain in the three months and six months ended June 30, 2001, respectively, resulting from the effect of changes in the spot exchange rate on amounts denominated in currencies other than the Euro.

    A sensitivity analysis indicates that a 5% change in foreign currency exchange rates would not have a significant effect on our consolidated results of operations or financial condition.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    A.I.N. was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks compensatory and punitive damages and equitable relief. The plaintiff contends he is entitled to a 49.9% ownership interest in A.I.N.'s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins' lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel was added and then dismissed as a cross defendant in such action. The lawsuit is and will be vigorously contested on behalf of A.I.N. The case is presently scheduled to begin trial in late November 2001.

    The selling shareholders of A.I.N. are obligated to fully indemnify Autobytel for all losses, including attorney's fees, expenses, settlements and judgments, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250,000 in cash. As of June 30, 2001, the obligation was secured by 360,009 remaining shares of common stock and approximately $150,000 in cash after expenses.

    On July 15, 1998, Autobytel and certain of its past and current officers were sued by former employee Thomas Heshion in a lawsuit entitled Thomas Heshion, et al., v. Auto-By-Tel Corporation, et al., in Orange County Superior Court. Plaintiff claimed that he was wrongfully terminated and that Autobytel and its officers interfered with an oral agreement between plaintiff and another co-worker for the purchase of the co-worker's Autobytel stock. Summary judgment was granted on the claims alleging interference with the alleged stock agreement. The remaining claims for wrongful termination were tried to a jury which returned a verdict in December 2000 in favor of plaintiff in the amount of $1.9 million. The judgement has been appealed. In the meantime, Mr. Heshion has filed a new complaint against Autobytel and others stating, in part, that Autobytel's counterclaim in the original lawsuit constitutes malicious prosecution, abuse of power or negligence, and seeks unspecified damages.

    We believe the judgement is in error, and that we have meritorious defenses to the new claim, and we have retained new counsel to handle the appeal and the new claim. We intend to vigorously contest the judgement and defend the new claim.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (b) Reports on Form 8-K:

        On April 11, 2001, we filed a Form 8-K dated April 11, 2001 announcing our agreement to acquire Autoweb.com, Inc.

        On April 27, 2001, we filed a Form 8-K dated April 26, 2001 announcing our financial results for the quarter ended March 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       autobytel.com inc.

Date: August 10, 2001                  By:         /s/ HOSHI PRINTER
                                           ------------------------------------
                                                      Hoshi Printer
                                               Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                       By:         /s/ AMIT KOTHARI
                                           -------------------------------------
                                                     Amit Kothari
                                             Vice President and Controller
                                             (Principal Accounting Officer)