Form 10-Q
period 2001-09-30
AUTOBYTEL  INC
filed 2001-11-14
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission file number 22239

Autobytel Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 18872 MacArthur Boulevard Irvine, California (Address of principal executive offices)	33-0711569 (I.R.S. Employer identification number) 92612 (Zip Code)

(949) 225-4500
(Registrant’s telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

As of October 31, 2001, there were 30,969,385 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated financial statements

Autobytel Inc.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

ASSETS

	September 30,	December 31,
	2001	2000

	(unaudited)
Current assets:

Cash and cash equivalents, includes restricted amounts of $3,343 and $15,029, respectively	$69,583	$81,945

Accounts receivable, net of allowance for doubtful accounts of $5,733 and $2,185, respectively	10,973	5,947

Prepaid expenses and other current assets	4,363	4,127

Total current assets	84,919	92,019

Property and equipment, net	3,171	2,537

Investments	—	1,353

Goodwill, net	11,675	23,755

Capitalized software, net	4,041	3,338

Notes receivable	—	530

Other assets	155	86

Total assets	$103,961	$123,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$11,769	$9,828

Accrued expenses	18,320	7,519

Deferred revenues	4,927	5,669

Customer deposits	127	185

Other current liabilities	233	371

Total current liabilities	35,376	23,572

Other liabilities	—	47

Total liabilities	35,376	23,619

Minority interest	6,650	8,193

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.001 par value; 200,000,000 shares authorized; 30,964,610 and 20,336,083 shares issued and outstanding, respectively	31	20

Warrants	1,332	1,332

Additional paid-in capital	201,891	186,097

Accumulated other comprehensive loss	(1,737)	(16)

Accumulated deficit	(139,582)	(95,627)

Total stockholders’ equity	61,935	91,806

Total liabilities and stockholders’ equity	$103,961	$123,618

The accompanying notes are an integral part of these consolidated financial statements.

Autobytel Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$18,182	$17,539	$50,563	$49,723

Operating expenses:

Sales and marketing	11,968	15,504	38,147	50,371

Product and technology development	5,567	6,197	14,169	18,059

General and administrative	3,345	3,578	10,965	9,971

Goodwill impairment	—	—	21,614	—

International restructuring and related charges	—	—	11,202	—

Domestic restructuring and other charges	1,254	—	3,115	—

Total operating expenses	22,134	25,279	99,212	78,401

Loss from operations	(3,952)	(7,740)	(48,649)	(28,678)

Interest income, net	717	1,580	2,790	4,698

Foreign currency exchange gain (loss)	(33)	(1,758)	425	(1,759)

Equity loss in unconsolidated subsidiary	—	—	(500)	—

Loss before minority interest and income taxes	(3,268)	(7,918)	(45,934)	(25,739)

Minority interest	31	—	2,008	—

Loss before income taxes	(3,237)	(7,918)	(43,926)	(25,739)

Provision (benefit) for income taxes	1	1	29	42

Net loss	$(3,238)	$(7,919)	$(43,955)	$(25,781)

Basic and diluted net loss per share	$(0.13)	$(0.39)	$(1.98)	$(1.29)

Shares used in computing basic and diluted net loss per share	25,795,700	20,331,455	22,191,514	19,950,167

Other comprehensive loss:

Net loss	$(3,238)	$(7,919)	$(43,955)	$(25,781)

Cumulative translation adjustment	1,743	(6)	(1,721)	(11)

Other comprehensive loss	$(1,495)	$(7,925)	$(45,676)	$(25,792)

The accompanying notes are an integral part of these consolidated financial statements.

Autobytel Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(43,955)	$(25,781)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash charges:

Depreciation and amortization	2,228	2,009

Provision for bad debt	1,924	824

Loss on disposal of property and equipment	290	—

Compensation expense recorded for fair market value of stock options in excess of exercise price	185	330

Equity loss in unconsolidated subsidiary	500	—

Minority interest	(2,008)	—

Impairment of goodwill	21,614	—

Write-down of capitalized software costs	3,455	—

Write-off of investments in foreign entities	2,142	—

Write-down of property and equipment	242	—

Changes in assets and liabilities:

Accounts receivable	(67)	(2,603)

Prepaid expenses and other current assets	3,082	306

Other assets	2	(1,272)

Accounts payable	880	5,149

Accrued expenses	(3,664)	(2,006)

Restructuring liabilities	2,723	—

Deferred revenues	(678)	936

Customer deposits	(49)	(408)

Other current liabilities	(138)	618

Other liabilities	(482)	(49)

Net cash used in operating activities	(11,774)	(21,947)

Cash flows from investing activities:

Acquisition of business, net of cash acquired	5,697	(2,813)

Investment in foreign entities	(413)	(478)

Investment in debt security of foreign entities	(88)	(680)

Notes receivable from foreign entity	—	(207)

Repayment of notes receivable from foreign entity	292	—

Purchases of property and equipment	(1,985)	(1,006)

Capitalized software costs	(4,493)	—

Net cash used in investing activities	(990)	(5,184)

Cash flows from financing activities:

Net proceeds from sale of common stock to minority shareholders	123	780

Net proceeds from sale of subsidiary company stock	2,000	31,470

Net cash provided by financing activities	2,123	32,250

Effect of exchange rates on cash	(1,721)	(11)

Net increase (decrease) in cash and cash equivalents	(12,362)	5,108

Cash and cash equivalents, beginning of period	81,945	85,457

Cash and cash equivalents, end of period	$69,583	$90,565

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes	$1	$1

Cash paid during the period for interest	$4	$21

         Supplemental disclosure of non-cash investing and financing activities:

•	In February 2000, in conjunction with the acquisition of A.I.N. Corporation, assets of $950 were acquired, liabilities of $1,966 were assumed and 1,800,000 shares of common stock were issued. (See Note 3.)

•	In August 2001, in conjunction with the acquisition of Autoweb.com, Inc., assets of $19,701 were acquired, liabilities of $12,819 were assumed and 10,504,841 shares of common stock were issued. (See Note 3.)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Operations of Autobytel

         Autobytel Inc. (Autobytel) is an internationally branded diversified online automotive marketing and information company. Through its Web sites, Autobytel.com, Autoweb.com, CarSmart.com and Autosite.com, consumers can research pricing, specifications and other information regarding new and used vehicles and can purchase, finance, lease, sell or maintain their vehicles. In addition, Autobytel’s data and technology division, AIC (Automotive Information Center) provides data and technology services to major consumer portals such as AOL, Lycos and MSN as well as to the majority of automobile manufacturers including BMW, DaimlerChrysler, Ford, General Motors, Honda and Toyota. Autobytel’s mission is to provide marketing, data, technology and management services to benefit every manufacturer, distributor and dealership.

         Autobytel has also established international joint ventures and/or licensing agreements to market new and used vehicles in Europe, Japan and Australia.

         Since its inception in January 1995, Autobytel has experienced significant operating losses and had an accumulated deficit of $139.6 million as of September 30, 2001. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. Summary of Significant Accounting Policies

         Unaudited Interim Financial Statements

         The accompanying interim consolidated financial statements as of September 30, 2001, and for the three months and nine months ended September 30, 2001 and 2000, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

         Although Autobytel believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in Autobytel’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2001, and the separate audited financial statements and notes thereto for the year ended December 31, 2000 included in Autoweb.com, Inc.’s (Autoweb) Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.

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

         Reclassifications

         Certain prior year accounts have been reclassified to conform with the current year presentation.

         Consulting Revenue

         Autobytel entered into an agreement with General Motors Corporation for consulting services related to an online locate-to-order vehicle inventory test program which involves modification of the existing Autobytel.com Web site, project management, dealer training, demonstrations and debriefings. The agreement commenced in February 2001 and the project, including extensions, will end in November 2001.

         Revenues and expenses related to the test program have been accounted for using the percentage of completion method based upon the achievement of certain agreed upon milestones specified in the agreement. Consulting fees of $3.8 million are included in revenues for the nine months ended September 30, 2001.

         Computation of Basic and Diluted Net Loss Per Share

         Net loss per share has been calculated under Statements of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months and nine months ended September 30, 2001 and 2000, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of stock options and warrants are antidilutive. Autobytel evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

         New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137 and 138). SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Autobytel adopted SFAS No. 133 in January 2001. The adoption did not have a material effect on Autobytel’s financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations. It requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also requires recognition of intangible assets, other than goodwill, in business combinations completed after June 30, 2001 and accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. If goodwill is determined to be impaired, Autobytel may be required to recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, for which it is immediately applicable. The acquisition of Autoweb (see Note 3) has been accounted for in accordance with SFAS Nos. 141 and 142. Management anticipates adopting SFAS Nos. 141 and 142, as it applies to business combinations, goodwill and other intangible assets existing prior to June 30, 2001, on January 1, 2002. Goodwill recorded as a result of the acquisition of A.I.N. Corporation (A.I.N. or CarSmart) in February 2000 will no longer be amortized, instead it will be assessed for impairment on at least an annual basis. Goodwill amortization expense related to A.I.N. was $0.9 million in the nine months ended September 30, 2001.

         In October 2001, the FASB issued SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets.” It establishes standards for performing certain tests of impairment on long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Autobytel is currently evaluating the impact of this new statement.

3. Acquisitions

         A.I.N. Corporation

         On February 15, 2000, Autobytel acquired all of the outstanding stock of A.I.N., the owner of CarSmart.com, an online buying site for new and used vehicles, for $3.0 million in cash and 1.8 million shares of its common stock with an agreed upon value of $19.7 million. The acquisition has been accounted for using the purchase method of accounting.

         A.I.N.’s results of operations from the date of acquisition through September 30, 2001 have been included in the accompanying consolidated statements of operations, including a $21.6 million non-cash charge in the second quarter of 2001 for the impairment of goodwill recorded in connection with the acquisition of A.I.N. (See Note 7.)

         Autoweb.com, Inc.

         On August 14, 2001, Autobytel acquired all of the outstanding common stock of Autoweb, an automotive Internet service. The acquisition creates a stronger, more competitive company capable of achieving greater financial strength, operational efficiencies and growth potential.

         Autoweb stockholders were issued 0.3553 shares of Autobytel common stock for each share of Autoweb common stock outstanding on the date of the acquisition for a total of 10,504,841 shares. The acquisition has been accounted for using the purchase method of accounting.

         The aggregate purchase price was $17.3 million, including common stock valued at $14.3 million. The value of the stock issued was determined based on the average market price of Autobytel’s common stock for the three days before and after the date the acquisition agreement was announced.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price:

Common stock	$14,331

Transaction costs paid by Autobytel	2,950

Total purchase price	$17,281

Allocation of purchase price:

Assets:

Cash	$8,647

Accounts receivable	6,906

Prepaid expenses and other	4,148

Goodwill	10,399

Liabilities:

Historical liabilities	(7,030)

Liabilities from exit costs and restructuring	(5,789)

Total purchase price	$17,281

         In conjunction with the acquisition, Autobytel estimated the exit costs of anticipated facilities integration, personnel costs and other expenses directly related to the contemplated consolidation of significant operations of Autoweb and Autobytel and accrued $5.8 million for such costs and expenses. The facilities are under lease until August 2004. The employee termination costs consist primarily of compensation and benefits for approximately 80 employees across the Autoweb business in conjunction with the integration of operations into the Autobytel Irvine facility. From the date of acquisition through September 30, 2001, approximately $60,000 and $0.7 million was paid for rent and compensation, respectively. As of September 30, 2001, the remaining accrual balance was approximately $5.0 million.

         Autoweb’s results of operations from the date of acquisition through September 30, 2001 have been included in the accompanying consolidated statements of operations.

         The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Autoweb had occurred on January 1, 2000. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	For the Three Months		For the Nine
	Ended		Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$27,070	$29,048	$78,645	$92,218

Net loss	(5,230)	(16,481)	(64,850)	(43,197)

Basic and diluted net loss per share	$(0.14)	$(0.53)	$(1.98)	$(1.42)

4. Autobytel.Europe LLC

         Autobytel.Europe is considered a start-up company. In accordance with Staff Accounting Bulletin No. 51, the difference between the carrying amount of the investment in Autobytel.Europe and the underlying net book value of Autobytel.Europe immediately after the investment was reflected as a capital transaction and credited directly to Autobytel’s equity.

         In March 2001, a strategic investor contributed $2.0 million to Autobytel.Europe in exchange for 2,000 units of Autobytel.Europe. Autobytel retains a 77% controlling interest in Autobytel.Europe.

         Effective January 1, 2001, Autobytel.Europe changed its functional currency from the U.S. Dollar to the Euro.

         In June 2001, Autobytel announced a restructuring of its European operations to enhance efficiencies. The restructuring consists of significant staff reductions, reduced activity at Autobytel.Europe’s holding company level and possible changes in Autobytel.Europe’s capital structure. (See Note 7.) Autobytel intends to continue to pursue business in Europe.

         As of September 30, 2001, Autobytel.Europe had $30.1 million in cash.

5. Commitments and Contingencies

         Marketing and Advertising

         Autoweb is a party to an agreement with an Internet media company to maintain certain exclusive promotional rights and linkage with the media company and to receive certain advertising. In addition, Autoweb shares in certain advertising revenues earned by the media company. As of September 30, 2001, the future minimum commitment under this agreement was approximately $11.4 million. The expense is recognized equally over the term of the agreement.

         Litigation

         A.I.N. was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks compensatory and punitive damages and equitable relief. The plaintiff contends he is entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins’ lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel was added and then dismissed as a cross defendant in such action. The lawsuit is and will be vigorously contested on behalf of A.I.N. The case is scheduled to begin trial in late November 2001.

         The selling shareholders of A.I.N. are obligated to fully indemnify Autobytel for all losses, including attorney’s fees, expenses, settlements and judgements, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250,000 in cash. As of September 30, 2001, the obligation was secured by 199,960 shares of common stock and approximately $292,000 in cash after expenses.

         In July 1998, Autobytel and certain of its past and current officers were sued by former employee Thomas Heshion in a lawsuit entitled Thomas Heshion, et al., v. Auto-By-Tel Corporation, et al., in Orange County Superior Court. Plaintiff claimed, among other things, that he was wrongfully terminated. In December 2000, a verdict in favor of plaintiff in the amount of $1.9 million was rendered. The judgement has been appealed. In the meantime, the plaintiff has filed a new complaint against Autobytel and others stating, in part, that Autobytel’s counterclaim in the original lawsuit constituted malicious prosecution, abuse of process or negligence, and seeks unspecified damages.

         Autobytel believes the judgement is in error, and that it has meritorious defenses to the new claim, and has retained new counsel to handle the appeal and the new claim. Autobytel intends to vigorously contest the judgement and defend the new claim.

         In August 2001, a purported class action lawsuit was filed in the United States District Court, Southern District of New York against Autobytel and certain of Autobytel’s current directors and officers and underwriters involved in Autobytel’s initial public offering. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The complaint against Autobytel has been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant. Autobytel is not required to respond to plaintiffs’ claims before a consolidated complaint is filed. Autobytel believes that it has meritorious defenses to the complaint and intends to vigorously defend the action.

         Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers and underwriters involved in Autoweb’s initial public offering. The foregoing actions purport to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The complaints against Autoweb have been consolidated into a single action. Autoweb is not required to respond to plaintiffs’ claims before a consolidated complaint is filed. Autoweb believes that it has meritorious defenses to the complaints and intends to vigorously defend the actions.

         From time to time, Autobytel is involved in other litigation matters relating to claims arising out of the ordinary course of business. Autobytel believes that there are no claims or actions pending or threatened against Autobytel, the ultimate disposition of which would have a material adverse effect on Autobytel’s business, results of operations and financial condition. However, if a court or jury rules against Autobytel and the ruling is ultimately sustained on appeal and damages are awarded against Autobytel, such ruling could have a material and adverse effect on Autobytel’s business, results of operations and financial condition.

6. 2001 Restricted Stock Plan

         Autobytel’s 2001 Restricted Stock Plan (the “Plan”) was approved by the Board of Directors in June 2001 and the stockholders at the Annual Meeting held on August 14, 2001. The Plan allows for the granting of restricted stock and deferred share awards to selected directors, officers, employees, consultants or other service providers of Autobytel. Autobytel has reserved 1.5 million shares under the Plan.

7. Goodwill Impairment, Restructuring and Other Charges

         Goodwill Impairment

         Autobytel determined that goodwill recorded on its balance sheet in connection with its acquisition of CarSmart (see Note 3) was in excess of the current estimated fair value. In the second quarter of 2001, Autobytel wrote-down goodwill to the current estimated fair value of $1.3 million and recorded a non-cash charge of $21.6 million for the impairment of goodwill. CarSmart experienced significant changes in market conditions and a decline in its number of dealers in the first six months of 2001 which led to substantial declines in sales and operating cash flow. In the second quarter of 2001, as a result of management’s evaluation of the operations, all of CarSmart’s operations were transferred to Autobytel’s Irvine facility. Due to the significance of the changes discussed above and the decision to close CarSmart’s facility, management performed an evaluation of the recoverability of all of the assets of CarSmart as described in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Management concluded an impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgement is necessary to estimate fair value. Accordingly, actual results could vary significantly from management’s estimates.

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

         The restructuring of Autobytel.Europe (see Note 4) was announced in June 2001 and primarily consists of significant staff reductions at Autobytel.Europe to enhance operating efficiencies and may lead to changes in Autobytel.Europe’s capital structure because of the reduction of its business activities. Autobytel is currently discussing the future capital structure of Autobytel.Europe with the other investors of Autobytel.Europe. Changes to the capital structure of Autobytel.Europe could substantially reduce the cash on hand at Autobytel.Europe and could require Autobytel to recognize additional charges that may be material. Autobytel does not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million it initially contributed.

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

         Due to unfavorable capital market conditions, certain of Autobytel.Europe’s joint ventures have suffered from a lack of funding. Autobytel has written-off its investments in these joint ventures due to the inability to obtain additional capital for continued operations of these joint ventures. Autobytel.Europe has also decided to indefinitely suspend operations in certain of these joint ventures.

         Domestic Restructuring and Other Charges

         In the first quarter of 2001, Autobytel recorded charges of $1.0 million for the reorganization of dealer operations, including personnel costs, elimination of duplicate facilities, and the write-down of fixed assets.

         In the second quarter of 2001, Autobytel recorded charges of $0.9 million for domestic restructuring and other charges. The charges consist primarily of contract termination costs related to online advertising and the aftermarket program on the Autobytel.com Web site as well as the write-off of previously capitalized software related to the aftermarket program.

         In the third quarter of 2001, Autobytel recorded a $1.3 million restructuring charge related to the integration of Autoweb into Autobytel due to the acquisition of Autoweb. The charge primarily includes compensation costs for the retention of Autoweb employees through the completion of the integration process.

         A summary of the goodwill impairment, restructuring and other charges for the nine months ended September 30, 2001 is as follows (in thousands):

		Non-Cash	Cash	Accrued
	Total Charge	Charges	Payments	Liability

Goodwill impairment	$21,614	$21,614	$—	$—

International restructuring and related charges	11,202	6,406	1,258	3,538

Domestic restructuring and other charges	3,115	739	1,926	450

Total	$35,931	$28,759	$3,184	$3,988

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” below.

Overview

         We are an internationally branded diversified online automotive marketing and information company. Through our Web sites, Autobytel.com, Autoweb.com, CarSmart.com and Autosite.com, consumers can research pricing, specifications and other information regarding new and used vehicles and can purchase, finance, lease, sell or maintain their vehicles. In addition, our data and technology division, AIC (Automotive Information Center) provides data and technology services to major consumer portals such as AOL, Lycos and MSN as well as to the majority of automobile manufacturers including BMW, DaimlerChrysler, Ford, General Motors, Honda and Toyota. Our mission is to provide marketing, data, technology and management services to benefit every manufacturer, distributor and dealership.

         In February 2001, we signed an agreement with General Motors Corporation to conduct a 90-day test of a new GM online locate-to-order business model. The model involves modification of our existing Autobytel Web site for consumers from the Washington, D.C. metropolitan area. The test program combines the independent all makes, all models capability of Autobytel with a dealer-set online e-price and locate-to-order vehicle inventory model for Chevrolet vehicles. The test period commenced on May 1, 2001 and has been extended. We expect the project to be completed in November 2001.

         In May 2001, as part of a periodic review of our business lines, we decided to suspend operations of our locate-to-order service, AutobytelDIRECT. We believe that the program was unable to attain the scale required to be profitable. In the future, we may reintroduce a locate-to-order service depending on market conditions.

         In June 2001, we announced a restructuring of Autobytel.Europe’s operations. The restructuring involves significant staff reductions at Autobytel.Europe. The restructuring may also involve changes to Autobytel.Europe’s capital structure to reflect a reduction of its business activities. We intend to continue to pursue business in Europe and on other continents.

         On August 14, 2001, we acquired all of the outstanding common stock of Autoweb.com, Inc. (hereinafter referred to as Autoweb), an automotive Internet service. We believe the acquisition creates a stronger, more competitive company capable of achieving greater financial strength, operational efficiencies and growth potential. Autoweb stockholders were issued 0.3553 shares of Autobytel common stock for each share of Autoweb common stock outstanding on the date of the acquisition for a total of 10,504,841 shares. Autoweb’s results of operations from the date of acquisition through September 30, 2001 are included in our discussion and analysis of financial condition and results of operations.

         In October 2001, we announced that we will offer AutoSuiteTM Dealer, a customized package of automotive website and data tools, to all dealerships in the United States. Developed by AIC, AutosuiteTM Dealer is a comprehensive package of online vehicle research tools. We plan to introduce new products during subsequent quarters to enhance our portfolio of dealer, dealer group and automotive manufacturer offerings.

         We derive the majority of our revenues from program fees paid by subscribing dealers, and we expect to be primarily dependent on our dealer networks for revenues in the foreseeable future. Autobytel.com and CarSmart.com dealers using our services pay initial subscription fees, as well as ongoing monthly fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of purchase requests to them. Autoweb.com dealers using our services pay fees based on the number of qualified purchase requests provided to them. Immediately following the events of September 11, 2001, purchase requests declined but have since recovered.

         Our dealer contract terms generally range from 90 days to three years. The majority of our contracts are for a one year term. The initial subscription fee from a dealer is recognized as revenue ratably over the first twelve months of the dealer’s contract. The majority of our program fees consist of monthly fees which are recognized in the period service is provided. In the third quarter of 2001 and 2000, program fees were $13.7 million and $14.2 million, respectively.

         We also derive a portion of our revenues from automotive manufacturers, international licensing agreements and related products and services on a monthly fee and per transaction basis. For the three months ended September 30, 2001 and 2000, revenues from automotive manufacturers, international licensing, and related products and services were $4.5 million and $3.4 million, or 25% and 19% of total revenues, respectively. In the third quarter of 2001, fees related to the GM test program were $0.8 million. The fees were accounted for using the percentage of completion method of accounting.

         We believe our ability to increase revenues is related to the number of subscribing dealers in our networks and the average monthly fees paid by those dealers and the volume of purchase requests routed through our Web sites. Vehicle purchase requests routed through our online systems, including those routed through Autoweb.com from the date of acquisition, were approximately 1.0 million and 0.7 million in the third quarter of 2001 and 2000, respectively.

         Our revenue is primarily dependent on :

•	our number of manufacturer and dealer customers;

•	the quality and number of purchase requests delivered to manufacturers and dealer customers; and

•	the fees paid by each manufacturer and dealer customer on a subscription and per lead basis.

         We believe our revenues in the foreseeable future will be dependent on the above factors as well as our ability to generate revenues from related products and services, including transactions with automotive manufacturers, new dealer-centric products and international licensing agreements.

         As of September 30, 2001, approximately 6,700 dealers participated in our dealer networks, of which, approximately 3,200 were Autobytel.com dealers, 2,600 were Autoweb.com dealers and 900 were CarSmart.com dealers. Approximately 2,700 Autoweb.com dealers were added in the third quarter of 2001 as a result of the acquisition of Autoweb. Including Autoweb.com dealers, approximately 3,100 dealers were added to our dealer networks and approximately 600 dealers either terminated their affiliation with us or were terminated by us in the third quarter of 2001. The net number of dealers participating in our Autobytel.com and CarSmart.com networks as of September 30, 2001 decreased by 20% versus the same quarter in 2000. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

         Dealer participation in our programs may terminate for various reasons including:

•	extinction of the manufacturer brand;

•	selling of the dealer franchise;

•	termination of the franchise by the dealer;

•	termination by us; and

•	termination by the dealer.

         Because our primary revenue source is from program fees, our business model is significantly different from many other Internet commerce sites. The automobiles requested through our site are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

         Sales and marketing costs consist primarily of:

•	fees paid to our Internet affiliate network of purchase request providers;

•	promotion and advertising expenses to build our brand awareness and encourage potential customers to visit our Web sites; and

•	personnel and other costs associated with sales, marketing, training and support of our dealer networks.

         The majority of our Internet advertising is comprised of:

•	fees paid to our affiliate network;

•	sponsorship and alliance agreements with Internet portals among others; and

•	advertising and marketing affiliations with online automotive information providers.

         The Internet portals and online automotive information providers charge a combination of set-up, initial, annual, monthly and variable fees.

•	Set-up fees are incurred for the development of the link between our Web sites and the Internet portal or online information provider and are expensed in the period the link is established.

•	Initial and annual fees are amortized over the period they relate to.

•	Monthly fees are expensed in the month they relate to.

•	Variable fees are fees paid for purchase requests and are expensed in the period the purchase requests are received.

         Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $6.0 million and $5.9 million in the third quarter of 2001 and 2000, respectively. No set-up or initial fees were incurred in the third quarter of 2001 or 2000. Also included in sales and marketing expenses are costs associated with traditional media, such as television, radio and print advertising and with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

Results of Operations

         The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Statement of Operations Data:

Revenues:

Program fees	75%	81%	75%	81%

Automotive manufacturer fees	7	—	8	—

International	5	8	7	7

Related products and services	13	12	10	11

Total revenues	100	100	100	100

Operating expenses:

Sales and marketing	66	88	75	101

Product and technology development	31	35	28	36

General and administrative	18	20	22	20

Goodwill impairment	—	—	43	—

International restructuring and related charges	—	—	22	—

Domestic restructuring and other charges	7	—	6	—

Total operating expenses	122	144	196	158

Loss from operations	(22)	(44)	(96)	(58)

Other income, net	4	(1)	5	6

Loss before minority interest and income taxes	(18)	(45)	(91)	(52)
Minority interest gain	—	—	4	—

Loss before income taxes	(18)	(45)	(87)	(52)

Provision (benefit) for income taxes	—	—	—	—

Net loss	(18)%	(45)%	(87)%	(52)%

Three Months Ended September 30, 2001 and 2000

         Revenues. Our revenues increased $0.7 million, or 4%, to $18.2 million in the third quarter of 2001, compared to $17.5 million in the third quarter of 2000. Program fees decreased by $0.5 million, or 3%, primarily due to a $3.1 million, or 22%, decrease resulting from a decline in Autobytel and CarSmart average program fees per dealer and dealer count, partially offset by a $2.6 million increase due to our acquisition of Autoweb. Revenues from automotive manufacturers in the third quarter of 2001 include $0.8 million in consulting and advertising fees from the GM test program and $0.5 million in automotive manufacturer revenues from AIC. Revenues from our international licensing agreements in the third quarter of 2001 declined by $0.4 million, or 30%, compared to the same period of 2000 due to reduced licensing fees and the suspension of operations in certain joint ventures. Revenues from related products and services increased by $0.3 million, or 12%, in the third quarter of 2001 compared to the same period in 2000. The increase was primarily attributable to additional revenues of $1.2 million in Website advertising and other fees as a result of our Autoweb acquisition partially offset by a $0.9 million, or 47%, decrease in financing, Web site advertising, aftermarket, Web site hosting and other fees for Autobytel.

         Sales and Marketing. Sales and marketing expense primarily include advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with sales, training and support. Sales and marketing expense decreased by $3.5 million, or 23%, to $12.0 million in the third quarter of 2001 compared to $15.5 million in the third quarter of 2000. The decrease was primarily due to a $2.4 million, or 61%, decrease in television, print and radio advertising, a $1.2 million, or 22%, decrease in sales, dealer and call center personnel and other marketing expenses partially offset by an increase in online advertising expenses of $0.1 million, or 2%. The increase in online advertising expenses was a result of $2.2 million in online advertising for Autoweb partially offset by a $2.1 million decrease in Autobytel online advertising. We continue to refine our marketing strategy to reduce our cost of customer acquisition.

         Product and Technology Development. Product and technology expense primarily include personnel costs related to enhancing the features, content and functionality of our Web sites and our Internet-based communications platform and costs associated with customizing our software for International licensees and telecommunications and computer infrastructure. Product and technology development expense decreased by $0.6 million, or 10%, to $5.6 million in the third quarter of 2001 compared to $6.2 million in the third quarter of 2000. The decrease was primarily due to a $0.8 million, or 39%, decrease in software development costs and a $0.5 million, or 12%, decrease in personnel and retention costs, both domestic and international, and Web site data content and licensing fees. These declines were partially offset by a $0.7 million increase in product and technology expenses due to the addition of the Autoweb operations to our business. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, we capitalized $0.7 million of software development costs in the third quarter of 2001 which were primarily related to the enhancement of our existing proprietary software for use by our international licensees.

         General and Administrative. General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense was $3.3 million and $3.6 million for the third quarter of 2001 and 2000, respectively. General and administrative expense decreased by $0.3 million, or 7%. The decrease was primarily due to a $0.4 million, or 94%, decrease in goodwill amortization as a result of the goodwill write-down recorded in the second quarter of 2001, a $0.4 million, or 65%, decrease in financial consulting and public company infrastructure costs, and a $0.1 million, or 6%, decrease in other general and administrative expenses. These declines were partially offset by a $0.3 million, or 62%, increase in legal and professional fees for general corporate expenses, including certain litigation costs, and $0.3 million related to the addition of Autoweb to our business.

         Domestic restructuring and other charges. The charge of $1.3 million recorded in the third quarter of 2001 related to the integration of Autoweb into Autobytel due to the acquisition of Autoweb. The charge primarily includes compensation costs for the retention of Autoweb employees through the completion of the integration process.

         Interest Income, Net. In the third quarter of 2001, interest income decreased by $0.9 million, or 55%, compared to the third quarter of 2000. Interest income decreased due to lower cash balances and declining interest rates.

         Foreign Currency Exchange Loss, Net. Autobytel.Europe, our subsidiary, operates its business in the Euro, which is its functional currency. It enters into transactions which require the use of currencies other than the Euro. Due to foreign exchange rate fluctuations, a nominal loss on transactions executed in currencies other than the Euro was realized in the third quarter of 2001. In the future, we may experience gains or losses attributable to fluctuations in foreign currency exchange rates.

         Minority Interest Gain. Minority interest represents our majority-owned subsidiary’s net loss allocable to minority shareholders. A portion of the loss generated by our majority-owned subsidiary, Autobytel.Europe, was allocated to its minority interest shareholders.

Nine Months Ended September 30, 2001 and 2000

         Revenues. Our revenues increased $0.9 million, or 2%, to $50.6 million in the nine months ended September 30, 2001 compared to $49.7 million in the same period of 2000. Program fees decreased by $2.1 million, or 5%, primarily due to a $4.7 million, or 12%, decrease resulting from a decline in Autobytel and CarSmart average program fees per dealer and dealer count, partially offset by a $2.6 million increase due to our acquisition of Autoweb. Revenues from automotive manufacturers in the nine months ended September 30, 2001 include $3.8 million in consulting and advertising fees from the GM test program and $0.5 million in automotive manufacturer revenues from AIC. Revenues from our international licensing agreements in the nine months ended September 30, 2001 decreased $0.5 million, or 14%, compared to the same period in 2000 due to reduced licensing fees and the suspension of operations in certain joint ventures. Revenues from related products and services decreased by $0.8 million, or 15%, in the nine months ended September 30, 2001 compared to the same period in 2000. The decrease in revenues from related products and services was primarily attributable to a $2.0 million, or 37%, decrease in Web site advertising, insurance, aftermarket, data base marketing and other fees for Autobytel partially offset by an increase in Web site advertising and other fees of $1.2 million as a result of our Autoweb acquisition.

         Sales and Marketing. Sales and marketing expense decreased by $12.3 million, or 24%, to $38.1 million for the nine months ended September 30, 2001 compared to $50.4 million in the same period in 2000. The decrease was primarily due to a $13.3 million, or 63%, decrease in television, print and radio advertising, and a $1.9 million, or 13%, decrease in other advertising and sales expenses which was partially offset by an increase in online advertising of $2.9 million, or 21%. The increase in online advertising expenses was due to $0.7 million in additional online advertising for Autobytel and $2.2 million in online advertising for Autoweb. We continue to refine our marketing strategy to reduce our cost of customer acquisition.

         Product and Technology Development. Product and technology development expense decreased by $3.9 million, or 22%, to $14.2 million for the nine months ended September 30, 2001 compared to $18.1 million in the same period in 2000. The decrease was primarily due to a $3.9 million, or 62%, decrease in software development costs, and a $0.7 million, or 6%, decrease in personnel and retention costs, both domestic and international, and Web site data content and licensing fees. These declines were partially offset by a $0.7 million increase in product and technology expenses due to the addition of the Autoweb operations to our business. In accordance with SFAS No. 86, we capitalized $4.5 million of software development costs in the nine months ended September 30, 2001 which were primarily related to the enhancement of our existing proprietary software for use by our international licensees.

         General and Administrative. General and administrative expense was $11.0 million and $10.0 million for the nine months ended September 30, 2001 and 2000, respectively. General and administrative expense increased by $1.0 million, or 10%. The increase was primarily due to a $1.6 million, or 131%, increase in legal and professional fees for general corporate expenses, including certain litigation costs, $0.3 million related to the addition of Autoweb to our business, and a $0.1 million, or 2%, increase in other general and administrative expenses partially offset by a decrease of $0.8 million, or 62%, in financial consulting and public company infrastructure costs and a decrease of $0.2 million in goodwill amortization as a result of the goodwill write-down in the second quarter of 2001.

         Goodwill Impairment. During the nine months ended September 30, 2001, we recorded a non-cash charge of $21.6 million to reflect the write-down of goodwill related to the acquisition of CarSmart to its current market value of $1.3 million.

         International restructuring and related charges. We recorded a charge of $11.2 million related to our international operations in the nine months ended September 30, 2001. The charge consists of $5.0 million related to the restructuring of Autobytel.Europe’s operations, $3.5 million related to the write-off of obsolete international software, and $2.7 million related to the write-off of investments in certain European joint ventures largely due to our inability to obtain additional capital to support continued operations of the joint ventures.

         Domestic restructuring and other charges. For the nine months ended September 30, 2001, we recorded $3.1 million for domestic restructuring and other charges. The charges primarily consist of $1.3 million in compensation costs related to the integration of Autoweb into our business, $1.0 million related to the reorganization of our dealer operations, including personnel costs, elimination of duplicate facilities, and the write-down of fixed assets, and $0.9 million in contract termination costs related to online advertising and the aftermarket program on our Autobytel.com Web site as well as the write-off of previously capitalized software related to the aftermarket program.

         Interest Income, Net. For the nine months ended September 30, 2001, interest income decreased by $1.9 million, or 41%, compared to the same period in 2000. Interest income decreased due to lower cash balances and declining interest rates.

         Foreign Currency Exchange Gain, Net. Autobytel.Europe, our subsidiary, operates its business in the Euro, which is its functional currency. It enters into transactions which require the use of currencies other than the Euro. Due to foreign exchange rate fluctuations, a $0.4 million gain on transactions executed in currencies other than the Euro was realized in the nine months ended September 30, 2001. In the future, we may experience gains or losses attributable to fluctuations in foreign currency exchange rates.

         Equity Loss in Unconsolidated Subsidiary. Equity loss in an unconsolidated subsidiary represents our share of the loss in our Australian venture. The loss recognized has been limited to the amount of our investment, or $0.5 million, in the nine months ended September 30, 2001.

         Minority Interest Gain. Minority interest represents our majority-owned subsidiary’s net loss allocable to minority shareholders. A portion of the loss generated by our majority-owned subsidiary, Autobytel.Europe, was allocated to its minority interest shareholders resulting in a gain of $2.0 million in the nine months ended September 30, 2001.

Stock-options Granted and Assumed in 2001

         From January through September 2001, we granted stock options to purchase 1,147,017 shares of common stock under the 1999 Employee and Acquisition Related Stock Option Plan and the 2000 Stock Option Plan. The stock options were granted at the fair market value on the date of grant.

         On August 14, 2001, as a result of our acquisition of Autoweb, we assumed outstanding Autoweb stock options issued under Autoweb’s 1997 Stock Option Plan, 1999 Equity Incentive Plan, 1999 Employee Stock Purchase Plan and 1999 Directors Stock Option Plan. The options were assumed on substantially the same terms and conditions as were applicable prior to the acquisition, except that (i) the options are exercisable for shares of Autobytel common stock, and (ii) the number of shares of Autobytel common stock which may be purchased is equal to the number of shares of Autoweb common stock underlying the option multiplied by 0.3553 for a total of 1,271,963 Autobytel shares. The exercise price per share of Autobytel common stock issuable under each Autoweb option will equal the per share exercise price of the Autoweb common stock purchasable under the Autoweb option divided by 0.3553.

Employees

         As of October 31, 2001, we had a total of 317 employees, including 50 employees of Autoweb. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137 and 138). SFAS No. 133 establishes accounting and reporting standards for derivative instruments. We adopted SFAS No. 133 in January 2001 and do not anticipate that the adoption will have a material effect on our financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations. It requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also requires recognition of intangible assets, other than goodwill, in business combinations completed after June 30, 2001 and accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, for which it is immediately applicable. The acquisition of Autoweb has been accounted for in accordance with SFAS Nos. 141 and 142. We anticipate adopting SFAS Nos. 141 and 142, as it applies to business combinations, goodwill and other intangible assets existing prior to June 30, 2001, on January 1, 2002. We believe the adoption of SFAS Nos. 141 and 142 will not have a material impact on our results of operations or financial condition.

         In October 2001, the FASB issued SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets.” It establishes standards for performing certain tests of impairment on long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of this new statement.

Liquidity and Capital Resources

         Net cash used in operating activities was $11.8 million for the nine months ended September 30, 2001 and $21.9 million in the same period of 2000. Net cash used for the nine months ended September 30, 2001 resulted primarily from the year to date net loss offset by the impact of non-cash charges related to impairment of goodwill, international restructuring, obsolete international software, the write-off of international investments, depreciation, goodwill amortization and provision for bad debt and a decrease in prepaid expenses and interest income receivable. Additionally, net cash used resulted from a decrease in accrued expenses due to a reduction in our operating expenditures.

         Net cash used in operating activities in the nine months ended September 30, 2000 resulted primarily from the net loss for the year, increased accounts receivable, acquisition costs for A.I.N, and decreased accrued expenses partially offset by increased deferred revenues related to growth in the number of our paying dealers and international licensing fees, accounts payable, depreciation and goodwill amortization related to the acquisition of A.I.N. and provision for bad debt.

         Net cash used in investing activities was $1.0 million and $5.2 million for the nine months ended September 30, 2001 and 2000, respectively. Cash used in investing activities in 2001 was primarily related to capitalized software development costs and the purchase of computer hardware and software offset by cash balances at Autoweb on the date of acquisition. Cash used in investing activities in the nine months of 2000 was primarily related to the acquisition of A.I.N., the purchase of property and equipment and investments in international joint ventures.

         Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2001, and $32.3 million for the nine months ended September 30, 2000. Cash provided by financing activities in both 2001 and 2000 was primarily due to funding received from strategic partners for investment in Autobytel.Europe. In January 2000, we invested $5.0 million in Autobytel.Europe which has been eliminated in consolidation.

         As of October 31, 2001 we had approximately $66.4 million in cash and cash equivalents, of which $29.6 million represents funds for use by Autobytel.Europe. Additionally, approximately $2.9 million represents deposits to secure an appeal bond in connection with the Heshion litigation. Cash on hand at Autobytel.Europe may be reduced substantially as a result of on-going discussions related to possible changes in Autobytel.Europe’s capital structure with the other investors in Autobytel.Europe. We do not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million we initially contributed. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Risk Factors

         In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

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

         We have incurred losses every quarter since inception. Even if we achieve profitability, we might fail to sustain or increase that profitability in the future. We cannot assure that we will be profitable. Autobytel, including Autoweb from the date of acquisition, had an accumulated deficit of $139.6 million as of September 30, 2001 and

$95.6 million as of December 31, 2000. Autoweb had an accumulated deficit of $74.1 million as of December 31, 2000.

         Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for Internet commerce. To achieve profitability, we must, among other things:

•	generate increased vehicle buyer traffic to our Web sites;

•	successfully introduce new products and services;

•	continue to send new and pre-owned vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees;

•	expand the number of dealers in our networks and enhance the quality of dealers;

•	respond to competitive developments;

•	maintain a high degree of customer satisfaction;

•	provide secure and easy to use Web sites for customers;

•	increase our brand name visibility;

•	continue to attract, retain and motivate qualified personnel; and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

         We cannot be certain that we will be successful in achieving these goals.

If our dealer turnover increases, our dealer networks and revenues derived from these networks may decrease.

         The majority of our revenues are derived from fees paid by our networks of subscribing dealers. If dealer turnover increases and we are unable to add new dealers to mitigate the turnover, our revenues may decrease. If the number of dealers in our networks declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. Generally, our subscribing dealers enter into written marketing agreements with us having a stated term ranging from 90 days to three years, but the dealer agreements are cancelable by the dealer upon 30 or 60 days notice. A significant number of the agreements are for a one year term. We cannot assure that dealers will not terminate their agreements with us. Subscribing dealers may terminate their relationship with Autobytel for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and pre-owned vehicle dealers. Including Autoweb.com dealers, we added approximately 3,100 subscribing dealers to our dealer networks and approximately 600 subscribing dealers terminated their affiliation with us or were terminated by us during the third quarter. In order for us to grow or maintain our dealer networks, we need to reduce dealer turnover. We cannot assure that we will be able to reduce the level of dealer turnover, and our failure to do so could materially and adversely affect our business, results of operations and financial condition. With the acquisition of Autoweb in the third quarter of 2001, we added an additional dealer network of approximately 2,700 dealers. As of September 30, 2001, we had approximately 6,700 subscribing dealers. Some of our dealers subscribe to more than one of our dealer networks.

We may lose subscribing dealers because of the reconfiguration of dealer territories. We will lose the revenues associated with any reductions in subscribing dealers resulting from such reconfiguration.

         If the volume of purchase requests increases, we may need to reduce or reconfigure the exclusive territories currently assigned to dealers to serve consumers more effectively. If a dealer is unwilling to accept a reduction or reconfiguration of its territory, it may terminate its relationship with us. A dealer also could sue to prevent such reduction or reconfiguration, or collect damages from us. We have experienced one such lawsuit. A material decrease in the number of dealers subscribing to our networks or litigation with dealers could have a material adverse effect on our business, results of operations and financial condition.

We rely heavily on our participating dealers to promote our brand value by providing high quality services to our consumers. If dealers do not provide our consumers high quality services, our brand value will diminish and the number of consumers who use our services may decline causing a decrease in our revenues.

         Promotion of our brand value depends on our ability to provide consumers a high quality experience for purchasing vehicles throughout the purchasing process. If our dealers do not provide consumers with high quality service, the value of our brands could be damaged and the number of consumers using our services may decrease. We devote significant efforts to train participating dealers in practices that are intended to increase consumer satisfaction. Our inability to train dealers effectively, or the failure by participating dealers to adopt recommended practices, respond rapidly and professionally to vehicle inquiries, or sell and lease vehicles in accordance with our marketing strategies, could result in low consumer satisfaction, damage our brand names and could materially and adversely affect our business, results of operations and financial condition.

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

         We compete with other entities which maintain similar commercial Web sites including AutoVantage, Microsoft Corporation’s Carpoint, CarsDirect.com, Cars.com, eBayMotors.com, Cobalt Group and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Co. in its partnership with its dealers through FordDirect.com. We also compete with vehicle insurers, lenders and lessors as well as other dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours.

         We believe that the principal competitive factors in the online market are:

•	brand recognition;

•	speed and quality of fulfillment;

•	variety of related products and services;

•	ease of use;

•	customer satisfaction;

•	quality of Web site content;

•	quality of service; and

•	technical expertise.

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

         Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

•	our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction;

•	the announcement or introduction of new or enhanced sites, services and products by us or our competitors;

•	our ability to joint venture with investors in the development of Autobytel branded companies internationally;

•	general economic conditions and economic conditions specific to the Internet, online commerce or the automobile industry;

•	a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us;

•	our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner;

•	the level of traffic on our Web sites and other sites that refer traffic to our Web sites;

•	technical difficulties, system downtime, Internet brownouts or electricity blackouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	governmental regulation; and

•	unforeseen events affecting the industry.

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

         While 1999 and 2000 were record years for the automotive industry in general in terms of volume of new vehicles sold, during the first half of 2001 the automotive industry has experienced a fall-off in demand for new vehicles which may continue. In addition, the events of September 11, 2001, threatened terrorist acts, and the ongoing military action have created uncertainties in the automotive industry and domestic and international economies in general. These events appear to be having an adverse impact on general economic conditions, which may reduce demand for vehicles and consequently our services and products which would have an adverse effect on our business, financial condition and results of operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business, financial condition and results of operations.

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

         We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume or quality to decline. If this occurs, dealers may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationship with us or force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. During the third quarter of 2001, approximately 20% of our purchase requests came through StoneAge.com. The agreement with StoneAge Corporation expires in December 2001 and was recently renegotiated to provide for lower cost and lower volume of purchase requests. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. A number of our agreements with online service providers may be terminated without cause.

If we cannot build and maintain strong brand loyalty our business may suffer.

         We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the Autobytel.com, Autoweb.com and CarSmart.com brands will depend largely on our ability to obtain a leadership position in Internet commerce. If dealers do not perceive us as an effective channel for increasing vehicle sales, or consumers do not perceive us as offering reliable information concerning new and pre-owned vehicles, as well as referrals to high quality dealers, in a user-friendly manner that reduces the time spent for vehicle purchases, we will be unsuccessful in promoting and maintaining our brands. Our brands may not be able to gain widespread acceptance among consumers or dealers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

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

         Our business and operations are substantially dependent on the performance of our executive officers and key employees. We maintain “key person” life insurance in the amount of $3.0 million on the life of Mark W. Lorimer, our Chief Executive Officer and President. The loss of the services of Mr. Lorimer or one or more of our other executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition.

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

         We must also:

•	test, introduce and develop new services and products, including enhancing our Web sites;

•	expand the breadth of products and services offered;

•	expand our market presence through relationships with third parties; and

•	acquire new or complementary businesses, products or technologies.

         We cannot assure that we can successfully manage these tasks.

If federal or state franchise laws apply to us we may be required to modify or eliminate our marketing programs. If we are unable to market our services in the manner we currently do, our revenues may decrease and our business may suffer.

         We believe that neither our relationship with our dealers nor our dealer subscription agreements constitute “franchises” under federal or state franchise laws and that we are not subject to the coverage of state motor vehicle dealer licensing laws. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. However, if any state’s regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner which undermines the program’s attractiveness to consumers or dealers. If we become subject to fines or other penalties or if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

         A federal court of appeals in Michigan has ruled that our dealer subscription agreement is not a “franchise” under Michigan law. However, if our relationship or written agreement with our dealers were found to be a “franchise” under federal or state franchise laws, then we could be subject to other regulations, such as franchise disclosure and registration requirements and limitations on our ability to effect changes in our relationships with our dealers. We also believe that our dealer marketing service does not qualify as an automobile brokerage activity and, therefore, state broker licensing requirements do not apply to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to make our program open to all dealers who wish to apply. In addition, we are modifying the program to include a pricing model under which all subscribing dealers (regardless of brand) in a given zip code in Texas are charged uniform fees.

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

There are many risks associated with consummated and potential acquisitions.

         We recently acquired Autoweb. The acquisition was completed in the third quarter of 2001.

         Acquisitions involve numerous risks. For example:

•	It may be difficult to assimilate the operations and personnel of an acquired business into our own business;

•	Management information and accounting systems of an acquired business must be integrated into our current systems;

•	We may lose dealers participating in both our network as well as that of the acquired business, if any;

•	Our management must devote its attention to assimilating the acquired business which diverts attention from other business concerns;

•	We may enter markets in which we have limited prior experience; and

•	We may lose key employees of an acquired business.

         We intend to continue to evaluate potential acquisitions which we believe will complement or enhance our existing business. If we acquire other companies in the future, it may result in the issuance of equity securities that could dilute existing stockholders’ ownership. We may also incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any agreements to acquire any company or business, and we cannot guarantee that we will be able to identify or complete any acquisition in the future.

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

         We presently host Autobytel’s production Web sites including Autobytel.com, Dealer Real Time and iManager systems at our corporate headquarters in Irvine, California. We have recently entered into an agreement with a third party to host our production Web sites off-site. We expect the third party off-site hosting to begin sometime in the fourth quarter of 2001. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future. As a result of a variety of factors, available electricity supply in California is not sufficient to meet demand at all times in some areas, and these constraints are projected to continue for several years. The supply constraints have been managed, and will likely continue to be managed, by a combination of obtaining additional supplies, requested conservation, interruption of certain customers whose rates include that possibility, and as a last resort, interruption of some or all customers in certain areas through “rolling blackouts.” Relieving the supply constraints is likely to cause increases in the retail rates to be paid. To date, we have not been significantly affected by rolling black-outs or other interruptions in service related to the constraints on supply.

         We maintain business interruption insurance which pays up to $6 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses. The Autoweb.com Web site is hosted by a third party service provider. Autoweb’s service provider maintains backup generation capability, however, recently the provider suffered a power disruption that caused its backup system to fail. This outage did not have a material adverse effect on Autoweb.

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

         Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Recently, the stock market in general and the shares of Internet companies in particular have experienced significant price fluctuations. The market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in our quarterly operating results;

•	historical and anticipated operating metrics such as the number of subscribing dealers, the visitors to our Web sites and the frequency with which they transact;

•	announcements of new product or service offerings;

•	technological innovations;

•	competitive developments, including actions by automotive manufacturers;

•	changes in financial estimates by securities analysts;

•	conditions and trends in the Internet and electronic commerce industries;

•	adoption of new accounting standards affecting the technology or automotive industry; and

•	general market conditions and other factors.

         Further, the stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have and may continue to adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates, international currency fluctuations, terrorist acts, military actions or wars, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

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

         Our licensees currently have Web sites in the United Kingdom, Sweden, The Netherlands, Australia and Japan. We intend to expand our brand into other foreign markets primarily through licensing our trade names and by establishing relationships with vehicle dealers and strategic investors located in foreign markets.

         By expanding our operations to various other countries, we may become subject to laws or treaties that regulate the marketing, distribution and sale of motor vehicles. We will need to spend our resources to determine whether the laws of the countries in which we seek to operate require us to modify, or prohibit the use of, our business system. In addition, the laws of other countries may impose licensing, bonding or similar requirements on us as a condition to doing business in these countries.

We may not be successful in expanding our business abroad which may limit our future growth.

         We have had limited experience in providing our service abroad and we cannot be certain that we will be successful in introducing or marketing our services abroad. In addition, there are risks inherent in conducting business in international markets, such as:

•	changes in political conditions;

•	regulatory requirements;

•	potentially weaker intellectual property protections;

•	tariffs and other trade barriers, fluctuations in currency exchange rates, or potentially adverse tax consequences;

•	the need to raise adequate capital for international joint ventures;

•	difficulties in managing or overseeing foreign operations; and

•	educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce.

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

         Our ability to compete depends upon our proprietary systems and technology. While we rely on trademark, trade secret and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Misappropriation of our intellectual property or potential litigation would have a material adverse effect on our business, results of operations and financial condition. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims or infringement or invalidity. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to our trade secrets and technology.

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

         Even to the extent such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition upon us of potential liability for information carried on or disseminated through our system could require us to implement measures to reduce our exposure to such liability, which might require the expenditure of substantial resources or limit the attractiveness of our services to consumers, dealers, and others.

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

         As part of our business, we make Internet services and content available to our customers. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. These claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. Liability, particularly if not covered by our insurance or in excess of our insurance coverage, could damage our business. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability that may be imposed on us.

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

         We are a defendant in certain proceedings which are described in “Part II. Other Information — Item 1. Legal Proceedings” herein.

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

         Sale of substantial numbers of shares of common stock in the public market could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings in the future. Of the 30,969,385 shares that were outstanding as of October 31, 2001, approximately 25.4 million shares are eligible for sale in the public market without restriction and approximately 5.6 million shares are subject to restrictions on sale in the public market in accordance with the provisions of Rule 144 under the Securities Act of 1933. In addition, holders of approximately 0.8 million shares of common stock are entitled to certain registration rights with respect to such shares until such time as the holders of such common stock may sell such shares under Rule 144 of the Securities Act.

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

         We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, together with affiliates and associates, owns or did own 15% or more of the corporation’s voting stock.

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

         In July 2000, Autobytel.Europe entered into foreign currency forward exchange contracts which obligated Autobytel.Europe to exchange U.S. dollars for predetermined amounts of Netherlands guilders at specified exchange rates on specified dates. These contracts matured on June 26, 2001. In accordance with SFAS No. 133, these contracts were accounted for as hedged contracts. Autobytel’s consolidated statements of operations include a nominal loss and a $0.4 million gain in the three months and nine months ended September 30, 2001, respectively, resulting from the effect of changes in the spot exchange rate on amounts denominated in currencies other than the Euro.

         A sensitivity analysis indicates that a 5% change in foreign currency exchange rates would not have a significant effect on our consolidated results of operations or financial condition.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         A.I.N. was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contains causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and seeks compensatory and punitive damages and equitable relief. The plaintiff contends he is entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins’ lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel was added and then dismissed as a cross defendant in such action. The lawsuit is and will be vigorously contested on behalf of A.I.N. The case is presently scheduled to begin trial in late November 2001.

         The selling shareholders of A.I.N. are obligated to fully indemnify Autobytel for all losses, including attorney’s fees, expenses, settlements and judgments, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250,000 in cash. As of September 30, 2001, the obligation was secured by 199,690 remaining shares of common stock and approximately $292,000 in cash after expenses.

         On July 15, 1998, Autobytel and certain of its past and current officers were sued by former employee Thomas Heshion in a lawsuit entitled Thomas Heshion, et al., v. Auto-By-Tel Corporation, et al., in Orange County Superior Court. Plaintiff claimed that he was wrongfully terminated and that Autobytel and its officers interfered with an oral agreement between plaintiff and another co-worker for the purchase of the co-worker’s Autobytel stock. Summary judgment was granted on the claims alleging interference with the alleged stock agreement. The remaining claims for wrongful termination were tried to a jury which returned a verdict in December 2000 in favor of plaintiff in the amount of $1.9 million. The judgement has been appealed. In the meantime, Mr. Heshion has filed a new complaint against Autobytel and others stating, in part, that Autobytel’s counterclaim in the original lawsuit constitutes malicious prosecution, abuse of power or negligence, and seeks unspecified damages.

         We believe the judgement is in error, and that we have meritorious defenses to the new claim, and we have retained new counsel to handle the appeal and the new claim. We intend to vigorously contest the judgement and defend the new claim.

         In August 2001, a purported class action lawsuit was filed in the United States District Court, Southern District of New York against Autobytel and certain of Autobytel’s current directors and officers and underwriters involved in Autobytel’s initial public offering. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The complaint against Autobytel has been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant. Autobytel is not required to respond to plaintiffs’ claims before a consolidated complaint is filed. Autobytel believes that it has meritorious defenses to the complaint and intends to vigorously defend the action.

         Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers and underwriters involved in Autoweb’s initial public offering. The foregoing actions purport to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The complaints against Autoweb have been consolidated into a single action. Autoweb is not required to respond to plaintiffs’ claims before a consolidated complaint is filed. Autoweb believes that it has meritorious defenses to the complaints and intends to vigorously defend the actions.

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

Item 4. Submission of Matters to a Vote of Security Holders

         Autobytel held its Annual Meeting of Stockholders on August 14, 2001. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against with respect to each matter. Each director proposed by Autobytel was elected and the other four matters submitted for stockholder vote were approved.

         (a)  The stockholders approved the issuance of shares in the merger with Autoweb.

For	Against	Abstaining

6,769,430	1,314,675	7,065

         (b)  The stockholders reelected the three nominees for Autobytel.com’s board of directors:

Director	For	Withheld Authority

Jeffrey H. Coats	13,845,318	465,726

Michael J. Fuchs	13,845,318	465,726

Robert S. Grimes	13,845,318	465,726

         The term of office as director for Mark W. Lorimer, Richard A. Post, Peter Titz, Mark N. Kaplan and Kenneth J. Orton continued after the meeting.

         (c)  The stockholders approved the appointment of Arthur Andersen LLP as independent public accountants.

For	Against	Abstaining

14,220,054	80,120	8,870

         (d)  The stockholders approved the amendment to Autobytel’s Certificate of Incorporation changing the name of Autobytel from autobytel.com inc. to Autobytel Inc.

For	Against	Abstaining

14,097,891	202,739	10,414

         (e)  The stockholders approved the adoption of the Autobytel Inc. 2001 Restricted Stock Plan.

For	Against	Abstaining

6,436,638	1,538,621	116,451

Stockholder Proposals

         Stockholders of Autobytel may submit proper proposals for inclusion in Autobytel’s proxy statement and for consideration at the next annual meeting of its stockholders which is scheduled for June 25, 2002 by submitting their proposals in writing to the Secretary of Autobytel in a timely manner. In order to be included in Autobytel’s proxy materials for the annual meeting of stockholders scheduled to be held on June 25, 2002, stockholder proposals must be received by the Secretary of Autobytel no later than January 10, 2002, and must otherwise comply with the requirements of Rule 14a-8 of the Securities Exchange Act of 1934, as amended.

         In addition, Autobytel’s by-laws establish an advance notice procedure with regard to stockholder nominations for the election of directors or other business to be properly brought before an annual meeting. For nominations or other business to be properly brought before the meeting by a stockholder, such stockholder must provide written notice delivered to the Secretary of Autobytel no less than 60 nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting, which notice must contain specified information concerning the business or the nominee. However, in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, such stockholder must provide written notice delivered to the Secretary of Autobytel not later than 10 days following the date notice of the annual meeting is mailed to the stockholders of Autobytel. Accordingly, a stockholder who intends to present a nomination or proposal at the 2002 annual meeting of stockholders without inclusion of the proposal in Autobytel’s proxy materials must provide written notice of the nominations or other business they wish to propose to the Secretary no later than 10 days following the date the notice of the 2002 annual meeting is mailed to the stockholders of Autobytel. Autobytel anticipates mailing this notice on or around May 10, 2002. A copy of the full text of the by-law provision discussed above may be obtained by writing to the Secretary of Autobytel. All notices of proposals by stockholders, whether or not included in Autobytel’s proxy materials, should be sent to Autobytel Inc., 18872 MacArthur Boulevard, Irvine, California 92612-1400, Attention: Corporate Secretary.

         Autobytel reserves the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

         In addition, a stockholder who intends to present a proposal at Autobytel’s 2002 annual meeting without inclusion of the proposal in the proxy materials should be aware that the rules of the Securities and Exchange Commission provide that a proxy may confer discretionary authority on management to vote on a matter if the proponent fails to timely notify Autobytel. Such proposals must also have met the other requirements of the rules of the Securities and Exchange Commission relating to stockholder proposals.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

2.1	Composite Conformed Acquisition Agreement, dated as of April 11, 2001 by and among autobytel.com inc., Autobytel Acquisition I Corp. and Autoweb.com, Inc., is incorporated herein by reference from Annex A to the Proxy Statement/Prospectus included as a part of Amendment No. 1 (filed on July 17, 2001) to the Registration Statement on form S-4 . (File No. 333-60798) originally filed with the SEC on May 11, 2001 and declared effective (as amended) on July 18, 2001 (the “S-4 Registration Statement”)

3.1*	Amendment No. 1 to Amended and Restated Bylaws.

4.1*	Form of Common Stock Certificate

4.2	autobytel.com inc. 2001 Restricted Stock Plan is incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-8 (file no. 333-67692) with the SEC on August 16, 2001 (the “August 2001 S-8”)

4.3	Autoweb 1997 Stock Option Plan is incorporated herein by reference to Exhibit 4.4 to the August 2001 S-8.

4.4	Autoweb 1999 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 4.5 to the August 2001 S-8.

4.5	Autoweb 1999 Directors Stock Option Plan is incorporated herein by reference to Exhibit 4.6 to the August 2001 S-8.

10.1	Form of Employment Agreement between autobytel.com inc and Jeffrey A. Schwartz incorporated by reference herein to Exhibit 10.39 of Amendment No. 1 to the S-4 Registration Statement.

10.2	Employment Agreement dated as of April 18, 2001 between autobytel.com inc. and Hoshi Printer incorporated herein by reference to Exhibit 10.9 of Amendment No. 1 to the S-4 Registration Statement

* Filed herewith

         (b)  Reports on Form 8-K:

         On July 17, 2001, we filed a Form 8-K dated July 16, 2001 announcing our anticipated results for the quarter ended June 30, 2001 and updated guidance.

         On July 27, 2001, we filed a Form 8-K dated July 26, 2001 announcing our financial results for the quarter ended June 30, 2001.

         On August 16, 2001, we filed a Form 8-K dated August 14, 2001 announcing the acquisition of Autoweb.

         On September 5, 2001, we filed a Form 8-K dated September 5, 2001 reiterating guidance regarding the quarter ending December 31, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Autobytel Inc.

Date: November 13, 2001

By:
/s/ Hoshi Printer Hoshi Printer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:
/s/ Amit Kothari Amit Kothari Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Composite Conformed Acquisition Agreement, dated as of April 11, 2001 by and among autobytel.com inc., Autobytel Acquisition I Corp. and Autoweb.com, Inc., is incorporated herein by reference from Annex A to the Proxy Statement/Prospectus included as a part of Amendment No. 1 (filed on July 17, 2001) to the Registration Statement on form S-4 . (File No. 333-60798) originally filed with the SEC on May 11, 2001 and declared effective (as amended) on July 18, 2001 (the “S-4 Registration Statement”)

3.1*	Amendment No. 1 to Amended and Restated Bylaws.

4.1*	Form of Common Stock Certificate

4.2	autobytel.com inc. 2001 Restricted Stock Plan is incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-8 (file no. 333-67692) with the SEC on August 16, 2001 (the “August 2001 S-8”)

4.3	Autoweb 1997 Stock Option Plan is incorporated herein by reference to Exhibit 4.4 to the August 2001 S-8.

4.4	Autoweb 1999 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 4.5 to the August 2001 S-8.

4.5	Autoweb 1999 Directors Stock Option Plan is incorporated herein by reference to Exhibit 4.6 to the August 2001 S-8.

10.1	Form of Employment Agreement between autobytel.com inc and Jeffrey A. Schwartz incorporated by reference herein to Exhibit 10.39 of Amendment No. 1 to the S-4 Registration Statement.

10.2	Employment Agreement dated as of April 18, 2001 between autobytel.com inc. and Hoshi Printer incorporated herein by reference to Exhibit 10.9 of Amendment No. 1 to the S-4 Registration Statement

* Filed herewith