Form 10-K
period 2001-12-31
AUTOBYTEL  INC
filed 2002-03-22
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission File Number 0-22239

Autobytel Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	33-0711569 (I.R.S. Employer Identification No.)

18872 MacArthur Boulevard
Irvine, California 92612-1400
Telephone: (949) 225-4500
(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Based on the closing sale price of $3.00 for our common stock on the Nasdaq National Market System on March 15, 2002, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $88.4 million. As of March 15, 2001, 31,104,107 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of our Definitive Proxy Statement for the 2001 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Company’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 7A. Quantitative And Qualitative Disclosures About Market Risk
Item 8. Financial Statements And Supplementary Data
Item 9.Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
PART III
Item 10. Directors And Executive Officers Of The Registrant
Item 11. Executive Compensation
Item 12. Security Ownership Of Certain Beneficial Owners And Management
Item 13. Certain Relationships And Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.3
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.26
EXHIBIT 10.37
EXHIBIT 10.46
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 99.1

Autobytel Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

PART I

Item 1. Business

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, our outlook regarding our performance and growth are forward-looking statements. These forward-looking statements are just predictions and involve risks and uncertainties such that actual results may differ materially from these statements. Important factors that could cause actual results to differ materially from those reflected in forward-looking statements made in this Annual Report are set forth under the heading “Risk Factors.” Stockholders are urged not to place undo reliance on forward-looking statements, which speak only as of the date hereof. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements. Unless specified otherwise as used herein, the terms “we,” “us” or “our” refer to Autobytel Inc. and its subsidiaries.

Overview

     We are an Internet automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and customer relationship management (CRM) tools and programs. We own and operate four Web sites — Autobytel.com®, Autoweb.com, CarSmart.com(SM) and AutoSite.com. We are also a leading provider of automotive marketing data and technology through our Automotive Information Center (AIC) division. We believe we generated an estimated four percent of all domestic new car sales, or $17 billion, in 2001 for our participating dealers.

     We provide tools and programs to automotive dealers and manufacturers to help them increase market share and reduce customer acquisition costs. Our intent is to garner an increasing share of the $21 billion spent annually by dealers and manufacturers on marketing and advertising services.

     We are the largest syndicated car buying content network and reach millions of Internet unique visitors as they make their vehicle buying decisions. As of February 28, 2002, we had approximately 8,900 dealer relationships representing every major domestic and imported make of vehicle and light truck sold in the United States and Canada. Of these, approximately 6,300 relationships were with program dealers that participate in our online car buying referral network programs. Approximately 3,800 relationships were with the Autobytel.com brand, 1,800 relationships were with the Autoweb.com brand and 700 relationships were with the CarSmart.com brand. The Autobytel.com, Autoweb.com and CarSmart.com brands have low audience overlap. As of February 28, 2002, approximately 800 program dealers had more than one dealer relationship with us. Also included in our approximately 8,900 dealer relationships as of February 28, 2002, were approximately 2,600 enterprise relationships with major dealer groups and automotive manufacturers through our enterprise sales initiatives. Plymouth dealer relationships have been excluded due to the discontinuance of the brand at the end of the 2001 model year. Program dealer relationships consist of subscriptions to our new car marketing programs and our Used Vehicle CyberStore program.

     Dealers participate in our branded networks by entering into contracts with us. In turn, we direct consumers to dealers in their local area based on the consumers’ vehicle preference. We expect our dealers to promptly provide consumers a haggle-free, competitive offer. We believe that dealers who immediately respond to consumer inquiries, have readily available inventory and provide up-front competitive pricing benefit the most from our marketing services. Program fees paid by participating dealers constituted approximately 74% of our revenues in 2001 compared to 81% of revenues in 2000.

     The majority of automotive manufacturers, including BMW, DaimlerChrysler, Ford, General Motors, Honda and Toyota, currently use our AIC automotive data or technology to power their Web sites. In addition, major consumer portals, including AOL, Lycos, MSN CarPoint and Yahoo, also use our content or technology.

     Consumers come to our Web sites to research, compare and configure vehicles and to purchase vehicles through one of our network dealers. Once they are ready to buy a vehicle, consumers can submit a purchase request through any of our three online car buying Web sites — Autobytel.com, Autoweb.com or CarSmart.com — to be connected to one of our participating dealers. In addition, consumers have access to a diverse suite of related services information and original automotive editorial content at our research Web site, AutoSite.com.

     Consumers can also purchase used vehicles at our three online car buying Web sites — Autobytel.com, Autoweb.com, CarSmart.com — through our Used Vehicle CyberStore. The CyberStore allows consumers to search for a used vehicle according to the price, make, model, color, year and location of the vehicle. The CyberStore locates and displays the description, location and, if available, actual photograph of vehicles that satisfy the consumer’s search parameters. As part of our used car program, we offer consumers the ability to list used vehicles through our classified advertising service.

     In 2001 and 2002 we developed and/or introduced the following dealer centric customer relationship management products:

     In January 2001, we introduced iManager(SM) to our dealers. iManager is a multi-functional online lead management system and an upgrade of our Dealer Real Time® system. The iManager system provides dealers with immediate purchase request information for new and used vehicles, the ability to track multiple customers and purchase requests from us and competitors, customer retention programs, automatic uploading of new and used vehicle inventory into our database, reporting systems, including transaction status, customer information and dealer Internet department performance, and other features. In February 2002, we launched a new version of iManager that improves the dealers’ process of managing and distributing leads. We are converting our Autobytel, Autoweb and CarSmart dealers from their previous systems to iManager. This migration is expected to be completed in 2002.

     In January 2002, we announced Retention Performance Marketing (RPM), a product that is designed to deliver a more efficient method for dealers and manufacturers to retain their car buying and service customers. The product purifies the data in customer records, verifying contact information from within the dealership management system, then automatically outputs welcome letter/e-mails for new car buying and service customers. Service reminders and campaigns can then be sent out on a regular basis based on each customer’s specific driving habits. The product also offers dealers a range of reporting and analysis capabilities. Each month, the dealership receives an executive summary that allows the dealership to measure results by showing return on investment, gross revenue generated per active customer name and response rate. RPM is expected to be launched in the first half of 2002.

     In August 2001, we acquired Autoweb.com, Inc. (Autoweb), owner and operator of one of the leading online buying Web sites for new and used vehicles, for 10,504,803 shares of our common stock. Autoweb continues to operate as a separate brand. As part of the acquisition, we acquired AIC, a division of Autoweb. AIC provides comprehensive automotive information to dealers and manufacturers, major web portals and consumers through its research web site, AutoSite.com, and data and technology tools.

     Following our acquisition of Autoweb, we formed an advertising media sales organization to focus on connecting automotive marketers with the millions of unique car shoppers visiting our four branded Web sites (Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com) each month.

     In late 2001, we realigned our organization to focus our resources on providing marketing services to automotive dealers and manufacturers. In so doing, we redirected resources from certain consumer related products, including insurance, credit unions and warranties. We are de-emphasizing these consumer products. We also do not expect to devote substantial resources to international operations, but will continue to explore additional licensing business as opportunities arise.

     We are a Delaware corporation incorporated on May 17, 1996. We were previously formed in Delaware in January 1995 as a limited liability company under the name Auto-By-Tel LLC. Our principal corporate offices are located in Irvine, California. We completed our initial public offering in March 1999 and our common stock is listed on the Nasdaq National Market under the symbol ABTL.

Background

     Online Commerce Opportunities. Consumers have rapidly adopted the Internet into their car shopping and purchasing process. In 1998, 25% of all new car buyers used the Internet during their car purchasing process. According to J.D. Power and Associates, that number rose to 62% by 2001 and is expected to grow to 70% by 2003. According to Jupiter Media Metrix, in 2001, 13% of all new car sales were Internet generated and that number is projected to grow to 32% in 2006. Studies from major third party research companies indicate that consumers overwhelmingly prefer independent, multi-brand Web sites over manufacturer and dealer Web sites.

     The Automotive Vehicle Market. Automotive dealers operate in localized markets and face significant state regulations and increasing business pressures These fragmented markets are characterized by:

•	a perceived overabundance of dealerships,

•	competitive sales within regional markets,

•	increasing advertising and marketing costs that continue to reduce dealer profits,

•	high-pressure sales tactics with consumers, and

•	large investments by dealers in real estate, construction, personnel and other overhead expenses.

     The ongoing rapid adoption of the Internet by consumers during their vehicle purchasing process has resulted, in part, from the fact that consumers have traditionally entered into the highly negotiated sales process with relatively little information regarding manufacturer’s costs, leasing costs, financing costs, relative specifications and other important information. In addition, the ongoing growth of new vehicle sales generated online is in part an outgrowth of the high pressure sales tactics consumers associate with the traditional vehicle buying experience. Buying a vehicle is considered to be one of the most significant purchases a United States consumer makes. According to Manheim Auctions, approximately $755 billion and $743 billion was spent on new and used vehicles in the United States in 2001 and 2000, respectively.

The Autobytel Solution

     We believe that our marketing services improve the vehicle purchasing process for dealers, automotive manufacturers and consumers. The Internet’s wide reach to consumers allows us to leverage our investment in branding and marketing across a very large audience to create qualified purchase requests for vehicles. For these reasons, we believe that the Internet represents the most efficient method of directing purchase requests to local markets and dealers. We believe our services enable dealers to reduce marketing costs, increase consumer satisfaction and increase vehicle sales. We offer automotive manufacturers qualified car buyers to target during the customer’s research and consideration phase. We offer consumers information-rich Web sites, numerous tools to configure this information, and a convenient and efficient car purchasing process.

     Benefits to Dealers. We believe we benefit dealers by reducing the dealers’ incremental marketing costs and increasing sales volume. Franchised new car dealers spend an average of $426 in marketing costs on each vehicle sold. We believe dealers’ personnel costs could be reduced because we provide dealers access to potential purchasers who have completed their research and should be ready to buy or lease a vehicle. As a result, reaching these consumers and selling or leasing them vehicles costs the dealer little or no additional overhead expense other than the fees paid to us and the personnel costs of a dedicated manager. We believe franchised new car dealers spend an average of $150 in marketing costs on each vehicle sold by using our new car marketing services. Through our

iManager system, we provide dealers with on-site technology to better track sales, inventory, customer solicitations, responses and other communications.

     We direct consumers to dealers in their local area based on the consumers’ vehicle preference. We believe this provides dealers access to a larger number of well informed, ready-to-buy consumers which allows them to compete more effectively. As of February 28, 2002, we had approximately 8,900 dealer relationships in the United States and Canada, representing every major domestic and imported make of vehicle and light truck. Approximately 6,300 were program dealer relationships and approximately 2,600 were enterprise dealer relationships.

     To incent a dealer to participate in the Autobytel or CarSmart network, each dealer is assigned an exclusive geographic territory in such network based upon specific vehicle make. A territory allocated by us to a dealer is generally larger than a territory assigned to a dealer by a manufacturer. Autoweb dealers are not assigned exclusive territories to participate in the Autoweb network.

     Benefits to Manufacturers. Research shows that of all new car buyers, 62% use the Internet to do research during the car buying process. Manufacturers can influence car buyers’ decisions by targeting them during their research, consideration and decision process. In addition, manufacturers can use our AIC data and technology tools to power their own Web sites allowing consumers to configure and compare cars.

     Benefits to Consumers. Because Web sites can be continually updated and provide a large quantity of quality information and because consumers have shown a preference for third party Web sites and a preference for using the Internet during their car shopping experience, we believe the Internet offers the most efficient medium for consumers to learn about and shop for vehicles. A study released in 2001 by researchers at the University of California, Berkeley and Yale University found that on average customers using the Autobytel.com Web site in 1999 saved $500 on the purchase of a new car. Our Web sites provide consumers free of charge up-to-date specifications and pricing information on vehicles. In addition, our consumers gain easy access to valuable automotive information, such as dealer invoice pricing and tools consisting of a lease calculator, a loan calculator to determine monthly payments and a lease or buy decision assistant. Our database of articles allows consumers to perform online library research by accessing documents such as weekly automotive reports, consumer reviews and manufacturer brochures. Various automotive information service providers, such as Edmund’s, Kelley Blue Book, and NADA, are also available on our Web sites to assist consumers with specific vehicle and related automotive decisions. Armed with such information, the consumer should be more confident and capable of making an informed and intelligent vehicle buying decision.

     We believe we offer consumers a significantly different vehicle purchasing experience from that of traditional methods. Consumers using our Web sites are able to shop for a vehicle, and make financing and insurance decisions from the convenience of their own home or office. We expect dealers to provide consumers a haggle-free price quote within 24 hours and a high level of customer service. We form our dealer relationships after careful analysis of automotive sales and demographic data in each region. We seek to include in our dealer network the highest quality dealers within defined territories and terminate dealers that do not comply with the standards we set.

Strategy

     We are an Internet automotive marketing services company that helps retailers sell cars and manufacturers build brands through efficient marketing and CRM tools and programs. We intend to garner an increasing share of the $21 billion spent annually by manufacturers and dealers on marketing and advertising services. We intend to achieve this objective through the following principal strategies:

     Increase the Quality and Quantity of Purchase Requests that Can Be Monetized. We believe that increasing the quality and quantity of purchase requests that can be monetized is crucial to the long-term growth and success of our business. As part of our strategy to improve the quality of purchase requests, we continue to expand the breadth and depth of information and services available through our Web sites so that well informed, ready-to-buy consumers can be directed to participating dealers and are investing in new initiatives to help drive even more qualified buyers to dealerships. By augmenting the volume of quality purchase requests, we expect to attract additional dealers to our networks, increase fees paid by dealers, and solidify our relationships with existing dealers. Our strategy for increasing traffic to our Web sites and the number of purchase requests that can be monetized includes forming and maintaining online sponsorships and alliances with Internet portals and with Internet automotive information providers.

     Increase the Number of Relationships with Program Dealers Using Our Marketing Services. We believe that strengthening the size and quality of our program dealer networks is important to the success and growth of our business. Our strategy is to increase the size of our program dealer networks by attracting new dealers and strengthening relationships with existing dealers by:

•	increasing the monetizable volume and quality of purchase requests,

•	participating in industry trade shows aimed at dealers,

•	maintaining our training and support programs to participating dealers, and

•	providing our iManager system to all participating dealers.

     As of February 28, 2002, we had approximately 6,300 program dealer relationships. In the fourth quarter of 2001, we revised our methodology of counting dealers to reflect our operation of three separate online car buying brands. A dealer can have multiple dealer relationships with us. A dealer who subscribes to the Autobytel.com new car program, Used Vehicle Cyberstore program and the Autoweb.com new car program accounts for three dealer relationships. As of February 28, 2002, approximately 800 program dealers had more than one dealer relationship with us.

     Strengthen the Advertising Component of our Business Model. Our advertising sales effort is primarily targeted to vehicle manufacturers and automotive-related mass market consumer vendors. Using the targeted nature of Internet advertising, manufacturers can advertise their brand image effectively to specific subsets of our consumers. Vehicle manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Campaign specifications are typically negotiated with the advertising agency or directly with the manufacturer or automotive-related vendor.

     Emphasize Enterprise Sales to Major Dealer Groups and Automotive Manufacturers. We believe that strengthening the size and quality of our relationships with major dealer groups and automotive manufacturers is important to the success and growth of our business. Our strategy is to provide major dealer groups and automotive manufacturers such as General Motors, Ford and AutoNation with access to a large number of purchase-minded consumers from an attractive demographic base. Major dealer groups are dealerships that have corporate agreements with us. We have existing relationships with the majority of automotive manufacturers, such as General Motors and Ford, who use our data and technology tools and have an opportunity to expand these relationships into our other marketing services.

     Enter into Acquisitions and Strategic Alliances. We intend to grow and advance our business, in part, through acquisitions and strategic alliances. We believe that acquisitions and strategic alliances can allow us to increase market share, benefit from advancements in technology and strengthen our business operations.

     Invest in Other Core Product Initiatives Designed to Improve Lead Quality and Dealer Profitability. We believe that expanding our products and services offered to both manufacturers and dealers is critical to establishing ourselves as the premier provider of online automotive marketing services. We recently announced a new CRM product, RPM, that is designed to deliver a more efficient method for automotive manufacturers and dealers to retain their car buying and service customers.

     Continue to Build Brand Equity. In the future we intend to continue to market and advertise to enhance the brand recognition of our Web sites with consumers. We believe that continuing to strengthen brand awareness of the Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com names among consumers is critical to attract vehicle buyers, increase purchase requests and, in turn, maintain and increase the size of our dealer and automotive manufacturer relationships. In the past, we have advertised through traditional media, such as television, radio and print publications and may do so again in the future.

     Ensure the Highest Quality Consumer Experience On Our Web Sites. We believe that consumer satisfaction and loyalty is heavily influenced by the consumer’s experience with our Web sites and with our dealers. In order to enhance our appeal to consumers, we intend to continue developing our Web sites by enhancing vehicle information and personalization. We plan to continue compiling high quality content from third party sources on our Web sites. We believe that consumer satisfaction with the vehicle purchasing experience is also essential to our success and the differentiation of our services from those of our competitors. We intend to continue to invest in our dealer training and support services to ensure a consistent, high-quality alternative to the traditional vehicle buying process.

     Enhance and Broaden Content Offerings. We provide high quality content which facilitates consumer buying decisions related to and including the purchase of a vehicle. We work with leading automotive content providers to provide consumers with advice and information on our Web sites. We intend to use AIC data on all four of our Web sites.

Programs, Products and Services

     New Vehicle Purchasing Service. Our new vehicle purchasing service enables consumers to shop for and select a new vehicle through our Web sites, Autobytel.com, Autoweb.com and CarSmart.com, by providing research on new vehicles such as pricing, features, specifications and colors. When consumers indicate they are ready to buy a vehicle, consumers can complete a purchase request online, which specifies the type of vehicle and accessories the consumers desire, along with the consumers’ contact information. We validate the purchase request and then route it to the nearest participating dealer that sells the type of vehicle requested. We promptly return an e-mail message to the consumer with the dealership’s name and phone number and the name of the dedicated manager at the dealership. Dealers agree in their contracts to contact the consumer within 24 hours of receiving the purchase request with a firm, haggle-free price quote for the requested vehicle. When consumers complete their purchase, they usually take delivery of their vehicle at the dealership showroom. Generally, within 14 days of the submission of a consumer’s purchase request, we contact the consumer again by e-mail to conduct a quality assurance survey that allows us to evaluate the sales process at participating dealers and improve the quality of dealer service.

     Used Vehicle CyberStore. We launched our CyberStore program in April 1997. The CyberStore allows consumers to search for a certified or non-certified used vehicle according to specific search parameters such as the price, make, model, mileage, year and location of the vehicle. Currently, the CyberStore is available to consumers on all three of our car buying Web sites - Autobytel.com, Autoweb.com and CarSmart.com. CyberStore locates and displays the description, location and, if available, actual digital photograph of vehicles that satisfy the search parameters. The consumer can then submit a purchase request for a specific vehicle and is contacted by the dealer to conclude the sale. To be listed as a certified vehicle in the CyberStore, a used vehicle must pass an extensive inspection and be covered by a 72-hour money-back guarantee and a three-month, 3,000-mile warranty, which is honored nationally by certified CyberStore dealers. As of February 28, 2002, our CyberStore program had approximately 121,000 dealer vehicle listings on our Web sites. We charge each vehicle dealer that participates in the CyberStore program a separate additional monthly fee. The CyberStore program uses the iManager system to provide participating dealers online purchase requests shortly after submission by consumers as well as the ability to track their inventory on a real-time basis.

     As part of our used car program, we also offer consumers the ability to list used vehicles through our classified advertising service. As of February 28, 2002, our CyberStore had approximately 25,000 consumer vehicle listings. We charge consumers a fee for each classified vehicle listing.

     As of February 28, 2002, we had approximately 8,900 dealer relationships representing every major domestic and imported make of vehicle and light truck sold in the United States and Canada. Of these, approximately 6,300 relationships were with program dealers that participate in our online car buying referral network programs. Approximately 3,800 relationships were with the Autobytel.com brand, 1,800 relationships were with the Autoweb.com brand and 700 relationships were with the CarSmart.com brand. The Autobytel.com, Autoweb.com and CarSmart.com brands have low audience overlap. As of February 28, 2002, approximately 800 program dealers had more than one dealer relationship with us. Also included in our approximately 8,900 dealer relationships as of February 28, 2002 were approximately 2,600 enterprise relationships with major dealer groups and automotive manufactures through our enterprise sales initiatives. Plymouth dealer relationships have been excluded due to the discontinuance of the brand at the end of the 2001 model year. Program dealer relationships consist of subscriptions to our new car marketing programs and our Used Vehicle CyberStore program.

     The iManager System. In January 2001, we launched iManager, a multi-functional online dealership lead management system and an upgrade of the previous system, Dealer Real Time. In February 2002, we launched a new version of iManager that improves the dealers’ process of managing and distributing leads. Using Internet technology, the iManager system enables the dealer to:

•	access a consumer’s vehicle purchase request (which has been verified) as soon as the consumer submits it online,

•	consolidate Internet leads from multiple sources and showroom traffic in a single application,

•	track all interaction with the consumer,

•	accelerate dealer response time to consumers’ online vehicle purchase requests,

•	send e-mail to consumers using a variety of predetermined templates,

•	access purchase requests through Web-enabled cellular phones and wireless handheld devices,

•	input new and used vehicle inventory information for immediate display to consumers on all three of our car buying Web sites,

•	track dealership performance through a series of reports available online, including customer closing ratios, sales performance and productivity and return on investment for lead providers, and

•	contact technical support personnel via e-mail links.

     Autoweb currently uses the Sales Enhancer lead management system. We expect to convert all dealers to iManager in 2002.

     RPM. In January 2002, we announced Retention Performance Marketing (RPM), a product that is designed to deliver a more efficient method for dealers and manufacturers to retain their car buying and service customers. The product purifies the data in customer records, verifying contact information from within the dealership management system), then automatically outputs welcome letter/e-mails for new car buying and service customers. Service reminders and campaigns can then be sent out on a regular basis based on each customer’s specific driving habits. The product also offers clients a range of reporting and analysis capabilities. Each month, the dealership receives an executive summary that allows the dealership to measure results by showing return on investment, gross revenue generated per active customer name and response rate. RPM is expected to be launched in the first half of 2002.

     We plan to introduce new products during subsequent quarters to enhance our portfolio of dealer, major dealer group and automotive manufacturer offerings.

     Service and Maintenance. We believe our Web sites empower consumers with cost effective and efficient processes for dealing with common service and maintenance issues. The Autobytel.com and CarSmart.com Web sites include key components such as the ability to schedule service and maintenance appointments online. At the My Garage area consumers can store and receive information about their cars and trucks, such as service reminders, recall information and a lease watch to help keep track of mileage on a leased vehicle. In addition, the site offers travel and weather information as well as maps.

     Advertising Services. We now have four Web site properties to market media products to automotive manufacturers and related businesses. The Web sites offer an audience of car-shopping and car buying consumers that advertisers can target as they make their vehicle purchase decision.

     Consumer Products and Other Services. We offer related products and services that we market to consumers through our Web sites and the linked Web sites of participating third party providers. In line with our renewed focus on offering marketing services to dealers and automotive manufacturers we have redirected resources away from these products, including insurance and warranties.

     International. We do not expect to devote substantial resources to international operations, but will continue to explore additional licensing business as opportunities arise.

     Through our wholly-owned subsidiary, Autobytel.ca inc., we launched Autobytel.ca in Canada in 1998. As of February 28, 2002, approximately 100 Canadian dealerships belonged to our network.

     We currently have licensing agreements in Japan, Australia and South Korea. As of February 28, 2002, we owned 21% of the Japanese licensee and 30% of the Australian licensee.

     Autobytel.Europe has licensing agreements in the United Kingdom, Sweden and The Netherlands. In June 2001, we announced the restructuring of Autobytel.Europe. The restructuring primarily consisted of significant staff reductions at Autobytel.Europe and is expected to lead to changes in Autobytel.Europe’s capital structure because of a reduction of its business activities. We are currently discussing the future capital structure of Autobytel.Europe with the other investors of Autobytel.Europe. Changes to the capital structure of Autobytel.Europe are expected to substantially reduce the cash on hand at Autobytel.Europe and to require us to recognize material non-cash charges. We do not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million we initially contributed. As of February 28, 2002, we owned 76.5% of Autobytel.Europe. We expect that following the restructuring, our ownership of Autobytel.Europe will decline from 76.5% to less than 50% and that we will no longer consolidate Autobytel.Europe in our financial statements but will account for our investment in Autobytel.Europe under the equity method. There is no assurance that the expected changes in Autobytel.Europe’s capital structure will be achieved.

     Revenues from our customers outside of the United States were less than 10% of total revenues for the years ended December 31, 2001 and December 31, 2000.

Sales and Marketing

     Our ability to enhance the recognition of our brand names, as well as increase the number of vehicle purchase requests delivered to our dealers and increase the number and quality of participating dealerships is important to our efforts of positioning ourselves as a leading Internet-automotive marketing services provider. We have been the subject of numerous newspaper, magazine, radio and television stories. Television stories featuring us have aired nationally on all major television networks. We believe that ongoing media coverage is an important element in creating consumer awareness of our brand names and has contributed to dealership awareness of, and participation in, our programs.

     We have established marketing and advertising programs with many of the leading automotive information providers on the Internet, including Edmund’s and Kelley Blue Book which direct traffic to our Web sites and increase purchase requests. Our agreements with automotive information providers typically have a term of no more than one year.

     As of December 31, 2001, the aggregate minimum future payments under our agreements with Internet portals were $9.0 million. Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $24.9 million and $20.6 million in 2001 and 2000, respectively.

     In prior years, we have supplemented our Internet presence with traditional media, such as television, radio and print publications and may do so again in the future.

     In addition to our consumer-oriented marketing activities, we also market our programs directly to dealers, participate in trade shows, and encourage participating dealers to recommend our programs to other dealers. In the past, we have advertised in trade publications and major automotive magazines and may do so again in the future.

Intellectual Property

     We have registered service marks, including Auto-By-Tel, Autobytel.com, Autoweb, CarSmart and the Autobytel.com logo. We have been issued a patent directed toward an innovative method and system for forming and submitting purchase requests over the Internet and other computer networks from consumers to suppliers of goods and services. The method permits suppliers of goods or services to provide enhanced customer service by making the purchasing process convenient for consumers as well as suppliers. The patent is also directed toward the communication system used to bring consumers and suppliers closer together. The patent expires on January 14, 2019. We cannot assure that the patent will be enforceable and, if enforceable, that the patent will have significant economic value. We have applied for additional service marks and patents. We regard our trademarks, service marks, brand names and patent as important to our business.

Dealer Relationships and Services

     Dealer Networks. Since our inception we have invested heavily to build our dealer networks. We consider our dealer networks to be significant strategic assets where new services and products can be deployed.

     Dealers participate in our networks by entering into contracts with us. We are converting Autobytel dealers to new contracts with initial 90 day terms that continue until cancelled by either party and are terminable on 30 days’ notice by either party. Autobytel’s participating dealerships are located in most major metropolitan areas in the United States and Canada. As of February 28, 2002, approximately 3,800 program dealer relationships were with the Autobytel.com brand. Dealerships pay monthly fees, and in certain instances, initiation fees to subscribe to the Autobytel.com online marketing program. Both the initial and monthly subscription fees are established in the contract and are based upon many business factors including the type and location of the franchise. We reserve the right to adjust our fees to dealers upon 30 days notice at anytime during the term of the contract. We do not prevent dealers from entering into agreements with our competitors.

     Autoweb dealer agreements are generally for a term of one-year, with automatic one-year renewals until cancelled by either party and are terminable after 90 days on 30 days notice by either party. As of February 28, 2002, approximately 1,800 program dealer relationships were with the Autoweb.com brand. Autoweb dealers primarily pay transactional fees, and in certain instances, initiation fees.

     CarSmart’s dealer agreements continue until cancelled by either party and are terminable on 30 days’ notice by either party. As of February 28, 2002, approximately 700 program dealer relationships were with the CarSmart.com brand. CarSmart’s dealers pay initiation and monthly subscription fees. CarSmart reserves the right to revise fees to dealers upon 30 days notice at anytime during the term of the contract.

     As of February 28, 2002, approximately 800 program dealers had more than one dealer relationship with us.

     Customer Support. We actively monitor participating dealers through ongoing customer surveys and research conducted by our internal dealer support group. Generally, within 14 days after a consumer submits a purchase request through one of our Web sites, we re-contact the consumer by e-mail requesting completion of a quality assurance survey that allows us to evaluate the sales process at participating dealers. Dealerships that fail to abide by our program guidelines or who generate repeated consumer complaints are reviewed and, if appropriate, terminated. We try to assign dealers attractive territories in order to increase participation in our program.

     Each dealer agreement obligates the dealers to adhere to our policy of providing prompt responses to customers within 24 hours, no haggle pricing and full disclosure regarding vehicle availability, add-ons and related matters. We require each dealer to have an employee whose principal responsibility is supervising its Internet business, similar to the way in which most dealers have a new vehicle sales manager, used vehicle sales manager and service and parts department managers who are responsible for those dealership functions. We reserve the right to define or adjust each dealer’s assigned territory, although there can be no assurance that a dealer whose territory is changed will not contest such a change or terminate its subscription. We cannot be sure that dealers whose territories are changed by us will not pursue legal action against us in an effort to prevent the change or recover damages.

     Training. We believe that dealers and their employees require specialized training to learn the skills necessary to serve the Internet user and take full advantage of our proprietary systems. Therefore, we have developed an extensive training program for our dealers. We believe that this training is critical to enhancing our brands and reputation. We require participating dealerships to have their representatives trained on our system. Training is conducted at our headquarters in Irvine, California, at regional training centers and at dealerships’ premises. In training our dealers, we de-emphasize traditional vehicle selling techniques and emphasize our approach. To increase consumer satisfaction and reduce costs, we seek to discourage dealerships from using commissioned and multiple salespersons to interface with our customers.

Competition

     We believe that the principal competitive factors affecting the market for Internet-based vehicle marketing services include:

•	brand name recognition,

•	speed and quality of fulfillment,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of related products and services,

•	ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service, and

•	technical expertise.

     Our vehicle purchasing services compete against a variety of Internet and traditional vehicle buying services, automotive brokers and classifieds. Many of such competitors are substantially better financed than we are. In the Internet-based market, we compete with other entities which maintain similar commercial Web sites including AutoVantage, Microsoft Corporation’s CarPoint, CarsDirect.com, Cars.com, eBayMotors.com and AutoTrader.com. AutoNation, a large consolidator of dealers, also has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and FordDirect.com.

     Our recently announced customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, ADP, Experian and Teletech. We also compete with individual dealerships. Such companies may already maintain or may introduce Web sites which compete with ours.

     We cannot assure that we can compete successfully against current or future competitors, many of which have substantially more capital, resources and access to additional financing than we do, nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, decreased Web site traffic or loss of market share or otherwise will not materially and adversely affect our business, results of operations and financial condition. We compete primarily on brand name recognition and through customer, dealer and manufacturer satisfaction.

Operations and Technology

     We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance and reliable Web sites, enhance consumer/dealer communications, maintain the highest levels of information privacy and ensure transactional security. We currently host all Web sites at a secure data center hosting facility. The data center includes redundant infrastructure and network connections. Our network and computer systems are built on industry standard technology. Network security utilizes industry standard products.

     System enhancements are primarily intended to accommodate increased traffic across our Web sites, improve the speed in which purchase requests are processed and introduce new and enhanced products and services. System enhancements entail the implementation of sophisticated new technology and system processes. We intend to make investments in technology to accommodate increased traffic.

Government Regulation

     Currently few laws or regulations have been adopted that apply directly to Internet business activities. The adoption of additional local, state, national or international laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce.

     We believe that our dealer marketing services do not constitute franchising or vehicle brokerage activity in a way that makes franchise, motor vehicle dealer, or vehicle broker licensing laws applicable to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. However, if individual state regulatory requirements are deemed applicable to us, or change or additional requirements are imposed on us, we may be required to modify our service programs in such a state in a manner which may undermine our program’s attractiveness to consumers or dealers or not offer such service or terminate our operations in such a state, any of which may negatively affect our financial condition and growth. As we introduce new services, we may need to comply with additional licensing regulations and regulatory requirements.

     Our services may result in changes in the way vehicles are currently sold or may be viewed as threatening by new and used vehicle dealers who do not subscribe to our programs. Such businesses are often represented by influential lobbying organizations, and such organizations or other persons may propose legislation that, if adopted, could impact our evolving marketing and distribution model.

     Other countries to which we expand our operations may have laws or be subject to treaties that regulate the marketing, distribution, and sale of vehicles. As we consider specific foreign operations, we will need to determine whether the laws of the countries in which we seek to operate require us to modify our program or otherwise change our system or prohibit the use of our system in such country entirely. In addition, the laws of a foreign country may impose licensing, bonding or similar requirements on us as a condition to doing business there.

     To date, we have not expended significant resources on lobbying or related government affairs issues but may be required to do so in the future.

     Franchise Classification. If our relationship or written agreements with our dealers were found to be a franchise under federal or state franchise laws, we could be subjected to additional regulations, including but not limited to licensing, increased reporting and disclosure requirements. Compliance with varied laws, regulations, and enforcement characteristics found in each state may require us to allocate both staff time and monetary resources, each of which may have an adverse affect on our result of operations. As an additional risk, if our dealer relationships or subscription agreements are determined to establish a franchise, we may be subject to limitations on our ability to quickly and efficiently effect changes in our dealer relationships in response to changing market trends, which may negatively impact our ability to compete in the marketplace.

     We believe that neither our relationship with our participating dealers nor our dealer agreements themselves constitute franchises under federal or state franchise laws. This belief has been upheld by a Federal Appeals Court in Michigan that ruled our business relationship and our dealer subscription agreement does not rise to the level of a franchise under Michigan law.

     Vehicle Brokerage Activities. We believe that our dealer marketing referral service model does not qualify as an automobile brokerage activity. According, we believe that state motor vehicles dealer or broker licensing laws generally do not apply to us. Through a wholly-owned subsidiary, we are licensed as a motor vehicle dealer and broker. In the event such laws are deemed applicable to us, we may be required to cease business in any such state, and pay administrative fees, fines, and penalties for failure to comply with such licensing requirements.

     In response to concerns about our marketing referral program raised by the Texas Department of Transportation, we modified our program in that state to achieve compliance. These modifications included a unique pricing model under which all participating dealerships to a given brand in Texas are charged uniform fees based on the population density of their particular geographic area and opening our program to all dealerships who wish to apply.

     In the event that any other state’s regulatory requirements impose state specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner that may undermine the program’s attractiveness to consumers or dealers. In the alternative, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our business, results of operations and financial condition could be materially and adversely affected.

     Financing Related Activities. We provide a connection through our Web sites that allows a consumer to obtain finance information and loan approval. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we intend to obtain such licenses. We may be unable to comply with a state’s regulations affecting our current operations or newly introduced services, or we could be required to incur significant fees and expenses to license or be compelled to discontinue finance operations in those states.

     Insurance Related Activities. We provide links on our Web sites to various insurance providers and products so consumers can receive real time quotes for insurance coverage and extended warranty coverage from those insurance providers and submit quote applications online. Participants in the program include Esurance, NetQuotes, Warranty Gold, 1SourceAuto Warranty and Progressive Insurance. The marketing fees we typically receive include fees for placement of the links on our Web sites, fees for click-throughs of consumers accessing the insurance carriers’ Web sites from our Web sites, or fees for each quote application sent to a participating insurance company or agent by a consumer through our Web sites. We receive no premiums from consumers nor do we charge consumers fees for our services. All applications are completed on the respective insurance carriers’ Web site.

     We do not believe that our activity requires us to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to ours. Given this uncertainty, we have proactively applied for and currently hold, through a wholly-owned subsidiary, insurance agent licenses or are otherwise authorized to transact insurance in numerous states.

Employees

     As of February 28, 2002, we had a total of 261 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Risk Factors

     In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risks” in this Annual Report on Form 10-K, the following additional factors may affect our future results.

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

     We have incurred losses every quarter since inception. Even if we achieve profitability, we might fail to sustain or increase that profitability in the future. We cannot assure that we will be profitable. Autobytel, including Autoweb from the date of acquisition, had an accumulated deficit of $140.5 million as of December 31, 2001 and $95.6 million as of December 31, 2000. Autoweb had an accumulated deficit of $74.1 million as of December 31, 2000.

     Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve profitability, we must, among other things:

•	generate increased vehicle buyer traffic to our Web sites;

•	successfully introduce new products and services;

•	continue to send new and used vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees;

•	expand the number of dealers in our networks and enhance the quality of dealers;

•	respond to competitive developments;

•	maintain a high degree of customer satisfaction;

•	provide secure and easy to use Web sites for customers;

•	increase visibility of our brand names;

•	continue to attract, retain and motivate qualified personnel; and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

     We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will be profitable.

If our dealer attrition increases, our dealer networks and revenues derived from these networks may decrease.

     The majority of our revenues are derived from fees paid by our networks of participating dealers. If dealer attrition increases and we are unable to add new dealers to mitigate the attrition, our revenues may decrease. If the number of dealers in our networks declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. Generally, our participating dealers enter into written marketing agreements with us having a stated term ranging from 90 days to one year, but the dealer agreements are cancelable by the dealer upon 30 days notice. We cannot assure that dealers will not terminate their agreements with us. Participating dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and used vehicle dealers, major dealer groups and automotive manufacturers. Including Autoweb dealers, we added approximately 5,900 dealer relationships to our dealer networks and approximately 3,200 dealer relationships were terminated by dealers or us during 2001. In order for us to grow or maintain our dealer networks, we need to reduce our dealer attrition. We cannot assure that we will be able to reduce the level of dealer attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition. With the acquisition of Autoweb in the third quarter of 2001, we added approximately 4,100 dealer relationships. As of February 28, 2002, we had approximately 8,900 dealer relationships. As of February 28, 2002, approximately 800 dealers had more than one dealer relationship with us.

We may lose participating dealers because of the reconfiguration of dealer territories. We will lose the revenues associated with any reductions in participating dealers resulting from such reconfiguration.

     If the volume of purchase requests increases, we may need to reduce or reconfigure exclusive territories currently assigned to Autobytel or CarSmart dealers to serve consumers more effectively. If a dealer is unwilling to accept a reduction or reconfiguration of its territory, it may terminate its relationship with us. A dealer also could sue to prevent such reduction or reconfiguration, or collect damages from us. We have experienced one such lawsuit. A material decrease in the number of dealers participating in our networks or litigation with dealers could have a material adverse effect on our business, results of operations and financial condition.

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

     We compete with other entities which maintain similar commercial Web sites including AutoVantage, Microsoft Corporation’s Carpoint, CarsDirect.com, Cars.com, eBayMotors.com and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major vehicle manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Co. in its partnership with its dealers through FordDirect.com. Our recently announced customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, ADP, Experian and Teletech. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours.

     We believe that the principal competitive factors in the online market are:

•	brand recognition;

•	speed and quality of fulfillment;

•	dealer territorial coverage;

•	relationships with automotive manufacturers;

•	variety of related products and services;

•	ease of use;

•	customer satisfaction;

•	quality of Web site content;

•	quality of service; and

•	technical expertise.

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

If any of our relationships with Internet search engines or online automotive information providers terminates, our purchase request volume could decline. If our purchase request volume or quality declines, our participating dealers may not be satisfied with our services and may terminate their relationships with us or force us to decrease the fees we charge for our service. If this occurs, our revenues would decrease.

     We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume or quality to decline. If this occurs, dealers may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationships with us or force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. During 2001, approximately 21% of our purchase requests came through StoneAge.com. A number of our agreements with online service providers may be terminated without cause. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. If we cannot maintain or replace our relationships with online service providers, our revenues may decline which would have a material adverse effect on our business, results of operations and financial condition.

If we cannot build and maintain strong brand loyalty our business may suffer.

     We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the Autobytel.com, Autoweb.com and CarSmart.com brands will depend largely on our ability to obtain a leadership position in Internet commerce. If dealers and manufacturers do not perceive us as an effective channel for increasing vehicle sales, or consumers do not perceive us as offering reliable information concerning new and used vehicles, as well as referrals to high quality dealers, in a user-friendly manner that reduces the time spent for vehicle purchases, we will be unsuccessful in promoting and maintaining our brands. Our brands may not be able to gain widespread acceptance among consumers or dealers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

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

     Our business and operations are substantially dependent on the performance of our executive officers and key employees. The loss of the services of one or more of our executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition.

We are a new business in a new industry and need to manage our growth and our entry into new business areas in order to avoid increased expenses without corresponding revenues.

     We have been introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for Internet automotive marketing services. The growth of our operations requires us to increase expenditures before we generate revenues. For example, we may need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations.

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

     We believe that neither our relationship with our dealers nor our dealer subscription agreements constitute “franchises” under federal or state franchise laws. A federal court of appeals in Michigan has ruled that our dealer subscription agreement is not a “franchise” under Michigan law. However, if any state’s regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner which undermines the program’s attractiveness to consumers or dealers. If our relationship or written agreement with our dealers were found to be a “franchise” under federal or state franchise laws, then we could be subject to other regulations, such as franchise disclosure and registration requirements and limitations on our ability to effect changes in our relationships with our dealers, which may negatively impact our ability to compete and cause our revenues to decrease and our business to suffer. If we become subject to fines or other penalties or if we determine that the franchise and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

     We also believe that our dealer marketing service generally does not qualify as an automobile brokerage activity and, therefore, state motor vehicle dealer or broker licensing requirements do not apply to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to make our program open to all dealers who wish to apply. In addition, we are modifying the program to include a pricing model under which all participating dealers (regardless of brand) in a given zip code in Texas are charged uniform fees. If other states’ regulatory requirements relating to motor vehicle dealers or brokers are deemed applicable to us, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs in such states in a manner that undermines the attractiveness of the program to consumers or dealers. If we determine that the licensing or other requirements, in a given state are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

If financial broker and insurance licensing requirements apply to us in states where we are not currently licensed, we will be required to obtain additional licenses and our business may suffer.

     If we are required to be licensed as a financial broker, it may result in an expensive and time-consuming process that could divert the effort of management away from day-to-day operations. In the event states require us to be licensed and we are unable to do so, or are otherwise unable to comply with regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties or be compelled to discontinue operations in such states, and our business, results of operations and financial condition could be materially and adversely affected.

     We provide links on our Web sites so consumers can receive real time quotes for insurance coverage from third parties and submit quote applications online through such parties’ Web sites. We receive fees from such participants in connection with this advertising activity. We do not believe that such activities require us to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to ours. Given these uncertainties, we currently hold, through a wholly-owned subsidiary, insurance agent licenses or are otherwise authorized to transact insurance in numerous states.

     If we are unable to be licensed to comply with additional regulations, or are otherwise unable to comply with regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties or be compelled to discontinue operations in such states, and our business, results of operations and financial condition could be materially and adversely affected.

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

     We intend to continue to evaluate potential acquisitions which we believe will complement or enhance our existing business. If we acquire other companies in the future, it may result in the issuance of equity securities that could dilute existing stockholders’ ownership. We may also incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we cannot guarantee that we will be able to identify or complete any acquisition in the future.

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

     We have identified what we believe are the areas of domestic government regulation, which if changed, would be costly to us. These laws and regulations include franchise laws, motor vehicle brokerage licensing laws, motor vehicle dealership licensing laws, insurance licensing laws and financial services laws, which are or may be applicable to aspects of our business as applicable. There could be laws and regulations applicable to our business which we have not identified or which, if changed, may be costly to us.

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

We are vulnerable to electricity blackouts and communications system interruptions. The majority of our primary servers are located in a single location. If electricity or communications to that location or to our headquarters were interrupted, our operations could be adversely affected.

     We presently host our production Web Sites and certain systems, including Autobytel.com, Autoweb.com, CarSmart.com, Dealer Real Time and iManager, at a secure hosting facility in Irvine, California. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future.

     As a result of a variety of factors, available electricity supply in California may not be sufficient to meet demand at all times in some areas, and these constraints may continue for several years. The supply constraints have been managed, and will likely continue to be managed, by a combination of obtaining additional supplies, requested conservation, interruption of certain customers whose rates include that possibility, and as a last resort, interruption of some or all customers in certain areas through “rolling blackouts.” Relieving the supply constraints is likely to cause increases in the retail rates to be paid. Our main production systems are hosted in a secure facility with generators and other alternate power supplies in case of a power outage. However, our corporate offices, where we maintain our accounting, finance and contract management systems, are vulnerable to wide-scale power outages. To date, we have not been significantly affected by rolling black-outs or other interruptions in service related to the constraints on electricity supply. In the event we are affected by increased electricity rates or interruptions due to electricity supply constraints, our business, results of operations and financial condition could be materially and adversely affected.

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

     Critical issues concerning the commercial use of the Internet, such as, ease of access, security, privacy, reliability, cost, and quality of service, remain unresolved and may impact the growth of Internet use. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. The recent growth in Internet traffic has caused frequent periods of decreased performance, outages and delays. Our ability to increase the speed with which we provide services to consumers and to increase the scope and quality of such services is limited by and dependent upon the speed and reliability of the Internet, which is beyond our control. If periods of decreased performance, outages or delays on the Internet occur frequently or the other critical issues concerning the Internet are not resolved, overall Internet usage or usage of our Web sites could increase more slowly or decline, which would cause our business, results of operations and financial condition to be materially and adversely affected.

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

     Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Recently, the stock market in general and the shares of Internet companies in particular have experienced significant price fluctuations. The market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in our quarterly operating results;

•	historical and anticipated operating metrics such as the number of participating dealers, the visitors to our Web sites and the frequency with which they transact;

•	announcements of new product or service offerings;

•	technological innovations;

•	competitive developments, including actions by automotive manufacturers;

•	changes in financial estimates by securities analysts;

•	conditions and trends in the Internet and electronic commerce industries;

•	adoption of new accounting standards affecting the technology or automotive industry; and

•	general market conditions and other factors.

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

     Our services may result in changing the way vehicles are sold which may be viewed as threatening by new and used vehicle dealers who do not subscribe to our programs. Such businesses are often represented by influential lobbying organizations, and such organizations or other persons may propose legislation which could impact the evolving marketing and distribution model which our services promote. Should current laws be changed or new laws passed, our business, results of operations and financial condition could be materially and adversely affected. As we introduce new services, we may need to comply with additional licensing regulations and regulatory requirements.

     To date, we have not spent significant resources on lobbying or related government affairs issues but we may need to do so in the future. A significant increase in the amount we spend on lobbying or related activities would have a material adverse effect on our results of operations and financial condition.

A decline in our international activities may adversely affect our financial condition.

     Our licensees currently have Web sites in the United Kingdom, Sweden, The Netherlands, Australia and Japan. We intend to expand our brand into other foreign markets primarily through licensing our trade names and by establishing relationships with vehicle dealers and strategic investors located in foreign markets.

     We cannot be certain that we will be successful in introducing or marketing our services abroad. Revenue from our licensees may be adversely affected by risks in conducting business in their markets, such as:

•	changes in political conditions;

•	regulatory requirements;

•	potentially weaker intellectual property protections;

•	fluctuations in currency exchange rates;and

•	educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce.

     One or more of such factors may have a material adverse effect on our licensees and the revenue we derive from them. As a result, our results of operations and financial condition may be adversely affected.

     In June 2001, we announced the restructuring of Autobytel.Europe. The restructuring primarily consisted of significant staff reductions at Autobytel.Europe and is expected to lead to changes in the capital structure of Autobytel.Europe. Such changes are expected to substantially reduce the cash on hand at Autobytel.Europe, to require us to recognize material non-cash charges and to reduce our ownership from 76.5% to less than 50%. There is no assurance that the expected changes to the capital structure of Autobytel.Europe will be achieved.

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

     Any of such failures regarding the Internet in general or our Web sites in particular, or with respect to our dealers, would have a material and adverse affect on our business, results of operations and financial condition.

Misappropriation of our intellectual property and proprietary rights could impair our competitive position.

     Our ability to compete depends upon our proprietary systems and technology. While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to our trade secrets and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims or infringement or invalidity. Misappropriation of our intellectual property or potential litigation could have a material adverse effect on our business, results of operations and financial condition.

We face risk of claims from third parties relating to intellectual property and may incur liability for retrieving and transmitting information over the Internet that could harm our business.

     As part of our business, we make Internet services and content available to our customers. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. We could face liability for information retrieved from or transmitted over the Internet and liability for products sold over the Internet. We could be exposed to liability with respect to third-party information that may be accessible through our Web sites, links or car review services. Such claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. Such claims might assert, among other things, that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content information provided on our Web sites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

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

     Even to the extent such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition upon us of potential liability for information carried on or disseminated through our system could require us to implement measures to reduce our exposure to such liability, which might require the expenditure of substantial resources or limit the attractiveness of our services to consumers, dealers and others.

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

     In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. However, we are not aware of any infringements, events or circumstances that would result in these types of claims that would cause a material adverse effect on our business, results of operations or financial condition.

We could be adversely affected by litigation. If we were subject to a significant adverse litigation outcome, our financial condition could be materially adversely affected,

     From time to time, we are involved in various legal proceedings arising from the normal course of our business activities.

     We are a defendant in certain proceedings which are described in “Part I. Item 3. Legal Proceedings” herein.

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

     We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. In addition, our ability to continue to operate our business may also be materially adversely affected in the event additional financing is not available when required. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Item 2. Properties

     Our headquarters are located in a single office building in Irvine, California. We occupy four floors, for a total of approximately 49,000 square feet. The lease expires in September 2002. AIC is located in a single office building in Westborough, Massachusetts and occupies approximately 18,000 square feet. The lease expires in May 2005. CarSmart’s operations occupied approximately 2,700 square feet in a single office building in San Ramon, California through April 2001. As a part of restructuring CarSmart, these premises were sublet for the duration of the lease which expires in March 2003. Autobytel.Europe is located in a single office building in The Netherlands and occupies approximately 1,800 square meters. The lease expires in August 2005. As a part of the restructuring of Autobytel.Europe, Autobytel.Europe expects to sublease substantially all of these premises.

     We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3. Legal Proceedings

     A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contained causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and sought compensatory and punitive damages and equitable relief. The plaintiff contended he was entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins’ lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel was added and then dismissed as a cross defendant in such action. On December 14, 2001, the jury returned a unanimous verdict finding that A.I.N. and Mr. Gorun were not liable for breach of contracts, breach of fiduciary duty or fraud and denying Martins any damages. Presently under submission with the court are Martins’ equitable claims for promissory estoppel and constructive trust. We intend to vigorously contest any appeal by Martins.

     The selling shareholders of A.I.N. are obligated to fully indemnify us for all losses, including attorney’s fees, expenses, settlements and judgments, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250,000 in cash. As of December 31, 2001, the obligation was secured by 199,960 remaining shares of common stock and approximately $294,000 in cash after expenses.

     On July 15, 1998, Autobytel and certain of its past and current officers were sued by former employee Thomas Heshion in a lawsuit entitled Thomas Heshion, et al., v. Auto-By-Tel Corporation, et al., in Orange County Superior Court. Plaintiff claimed, among other things, that he was wrongfully terminated. In December 2000, a verdict in favor of plaintiff in the amount of $1.9 million was rendered. Mr. Heshion also filed an additional complaint against Autobytel claiming, among other things, malicious prosecution and abuse of process. In March 2002, Autobytel and Mr. Heshion agreed to settle the matters described above.

     In August 2001, a purported class action lawsuit was filed in the United States District Court, Southern District of New York against Autobytel and certain of Autobytel’s current directors and officers and underwriters involved in Autobytel’s initial public offering. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The complaint against Autobytel has been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant. Autobytel is not required to respond to plaintiffs’ claims before a consolidated complaint is filed. We believe that we have meritorious defenses to the complaint and intend to vigorously defend the action.

     Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers and underwriters involved in Autoweb’s initial public offering. The foregoing actions purport to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The complaints against Autoweb have been consolidated into a single action. Autoweb is not required to respond to plaintiffs’ claims before a consolidated complaint is filed. We believe that we have meritorious defenses to the complaints and intend to vigorously defend the actions.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

     Our common stock, par value $0.001 per share, has been quoted on the Nasdaq National Market under the symbol “ABTL” since March 26, 1999. Prior to this time, there was no public market for our common stock. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock as reported on the Nasdaq National Market.

Year	High	Low

2000
First Quarter	$18.00	$7.69
Second Quarter	$9.56	$4.00
Third Quarter	$7.00	$3.94
Fourth Quarter	$6.81	$1.63
2001
First Quarter	$3.16	$1.50
Second Quarter	$1.75	$1.13
Third Quarter	$1.67	$0.70
Fourth Quarter	$2.29	$0.78
2002
First Quarter (through March 15, 2002)	$3.10	$2.95

     As of March 15, 2002, there were 443 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We intend to retain all of our future earnings, if any, for use in our business, and therefore we do not expect to pay any cash dividends on our common stock in the foreseeable future.

     We have no specific plans at this time for the use of the balance of the proceeds received from the initial public offering and expect to use such proceeds for potential acquisitions, investments in businesses and for general corporate purposes.

Item 6. Selected Consolidated Financial Data

(In thousands, except per share data)

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and the balance sheet data as of December 31, 2001, 2000, 1999, 1998 and 1997 are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants.

	Years Ended December 31,

	2001	2000	1999	1998	1997

Statement of Operations Data:
Revenues	$71,068	$66,532	$40,298	$23,826	$15,338
Operating expenses:
Sales and marketing	50,648	65,266	44,176	30,033	21,454
Product and technology development	20,410	22,847	14,262	8,528	5,448
General and administrative	14,973	13,797	8,595	5,908	5,851
Goodwill impairment	22,867	—	—	—	—
International restructuring and related charges	7,229	—	—	—	—
Domestic restructuring and other charges	4,514	—	—	—	—

Total operating expenses	120,641	101,910	67,033	44,469	32,753

Loss from operations	(49,573)	(35,378)	(26,735)	(20,643)	(17,415)
Other income, net	3,264	6,017	3,468	1,280	620

Loss before minority interest and income taxes	(46,309)	(29,361)	(23,267)	(19,363)	(16,795)
Minority interest	1,485	369	—	—	—

Loss before income taxes	(44,824)	(28,992)	(23,267)	(19,363)	(16,795)
Provision for income taxes	27	42	53	35	15

Net loss	$(44,851)	$(29,034)	$(23,320)	$(19,398)	$(16,810)

Basic and diluted net loss per share	$(1.84)	$(1.45)	$(1.48)	$(2.30)	$(2.03)

Shares used in computing basic and diluted net loss per share	24,404	20,047	15,766	8,423	8,291

	December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Domestic cash and cash equivalents	$30,006	$47,758	$85,232	$27,736	$15,565
International cash and cash equivalents	28,784	19,158	19	—	—
Restricted cash	3,047	15,059	206	248	248
Working capital	51,562	68,447	74,756	23,436	10,938
Total assets	90,781	123,618	93,582	34,207	20,513
Accumulated deficit	(140,478)	(95,627)	(66,593)	(43,273)	(23,875)
Stockholders’ equity	$60,395	$91,806	$76,706	$25,868	$13,259

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in Part I. Item 1. “Business” in this Annual Report on Form 10-K.

Overview

     We are an Internet automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and customer relationship management tools and programs. We own and operate four Web sites — Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com. We are also a leading provider of automotive marketing data and technology through our Automotive Information Center (AIC) division.

     We realigned our organization in late 2001 to focus our resources on providing marketing services to dealers and automotive manufacturers. In so doing, we redirected resources from certain consumer related products, including insurance, credit unions and warranties. We are de-emphasizing these consumer products. In connection with our new focus, we realigned our revenue classifications in the fourth quarter of 2001 to reflect our emphasis on offering marketing services to dealers and automotive manufacturers. We now classify revenues in four categories — program fees, advertising, enterprise sales and other products and services. Prior year revenues have been presented to conform to the current year presentation. We conduct our business within one business segment, which is defined as providing Internet automotive marketing services.

     We derive the majority of our revenues from program fees paid by participating dealers, and we expect to be primarily dependent on our dealer networks for revenues in the foreseeable future. Autobytel.com and CarSmart.com dealers using our services pay initial subscription fees, as well as ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of purchase requests to them. Autoweb.com dealers using our services primarily pay transaction fees based on the number of qualified purchase requests provided to them each month, and in certain instances, initial fees.

     Our dealer contract terms generally range from 90 days to one year. The initial subscription fee from a dealer is recognized ratably over the first twelve months of the dealer’s contract. The majority of our program fees consist of monthly fees which are recognized in the period service is provided. For the years ended December 31, 2001, 2000 and 1999, program fees were $52.3 million, $53.8 million and $35.7 million or 74%, 81% and 89% of total revenues, respectively. Average monthly program fees per dealer were $721, $763 and $868 in 2001, 2000 and 1999, respectively.

     Our advertising sales effort is primarily targeted to vehicle manufacturers and automotive-related mass market consumer vendors. Using the targeted nature of Internet advertising, manufacturers can advertise their brand image effectively to specific subsets of our consumers. Vehicle manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Campaign specifications are typically negotiated with the advertising agency or directly with the manufacturer or automotive-related vendor. This new focus supplements our previously existing Web site advertising efforts. Revenues from advertising were $4.3 million, $2.1 million and $0.9 million in 2001, 2000 and 1999 or 6%, 3% and 2% of total revenues, respectively      .

     We also provide major dealer groups and automotive manufacturers with marketing services and access to a large number of purchase-minded consumers from an attractive demographic base. Major dealer groups are dealerships that have corporate agreements with us. We have existing relationships with the majority of automotive manufacturers, such as General Motors and Ford, who use our data and technology tools. We began recognizing revenues from enterprise sales in 2001 and intend to focus on strengthening the size and quality of our relationships with major dealer groups and automotive manufacturers. Revenues from enterprise sales were $6.6 million or 9%, of total revenues in 2001 including $4.0 million in fees from General Motors Corporation for services related to an online locate-to-order vehicle test program.

     In addition, we derive a portion of our revenues from international licensing agreements and other products and services on a monthly fee and per transaction basis. In 2001, 2000 and 1999, revenues from international licensing and other products and services were $7.8 million, $10.6 million and $3.7 million or 11%, 16% and 9% of total revenues, respectively.

     We believe our ability to increase our revenues is related to the number of participating dealers in our networks and the average monthly fees paid by those dealers and the volume of purchase requests routed through our Web sites. Vehicle purchase requests routed through our online systems, including those routed through Autoweb.com from the date of acquisition on August 14, 2001, were approximately 3.6 million, 2.9 million and 2.1 million in 2001, 2000 and 1999, respectively, or an increase of 24%, 39% and 56% sequentially. Immediately following the events of September 11, 2001, purchase requests declined but have since recovered.

     Our revenue is primarily dependent on:

•	our number of dealer, major dealer group and automotive manufacturer relationships,

•	the quality and number of purchase requests delivered to our participating dealers, major dealer groups and automotive manufacturers, and

•	the fees paid by each dealer, major dealer group and automotive manufacturer on a subscription or per transaction lead basis.

     We believe our revenues in the foreseeable future will be dependent on the above factors as well as our ability to generate revenues from new dealer, major dealer group and automotive manufacturer products. Although we expect our program, enterprise and advertising revenue to increase in the future, our revenue is subject to considerable uncertainty. See “Risk Factors” in Part I. Item 1. “Business” in this Annual Report on Form 10-K.

     In the fourth quarter of 2001, we revised our methodology of counting dealers to reflect our operation of three separate online car buying brands. A dealer can have multiple dealer relationships with us. A dealer who participates in the Autobytel.com new car program, Used Vehicle Cyberstore program and the Autoweb.com new car program accounts for three dealer relationships. As of December 31, 2001, we had approximately 8,800 dealer relationships representing every major domestic and imported make of vehicle and light truck sold in the United States and Canada. Of these, approximately 6,800 relationships were with program dealers that participate in our online car buying referral network programs. Approximately 4,000 relationships were with the Autobytel.com brand, 2,000 were with the Autobweb.com brand and 800 were with the CarSmart.com brand. The Autobytel.com, Autoweb.com and CarSmart.com brands have low audience overlap. As of December 31, 2001, approximately 700 program dealers had more than one dealer relationship with us. Also included in our approximately 8,800 dealer relationships as of December 31, 2001, were approximately 2,000 enterprise relationships with major dealer groups and automotive manufacturers through our enterprise sales initiatives.

     In 2001, approximately 5,900 program dealer relationships were added to our North American dealer networks, including 4,100 program dealer relationships which were added as a result of the Autoweb acquisition, and approximately 3,200 program dealer relationships were terminated by dealers or us. The net number of program dealer relationships as of December 31, 2001, excluding Autoweb program dealer relationships, decreased by 21% over 2000. The decline was primarily due to a decrease in the number of CarSmart program dealer relationships because of a decrease in sales and marketing resources allocated to the CarSmart.com brand.

     As of February 28, 2002, we had approximately 8,900 dealer relationships. Of these, approximately 6,300 relationships were with program dealers. Approximately 3,800 relationships were with the Autobytel.com brand, 1,800 were with the Autobweb.com brand and 700 were with the CarSmart.com brand. Approximately 800 program dealers had more than one dealer relationship with us. Also included in our approximately 8,900 dealer relationships as of February 28, 2002, were approximately 2,600 enterprise relationships with major dealer groups and automotive manufacturers. Plymouth dealer relationships have been excluded due to the discontinuance of the brand at the end of the 2001 model year. Program dealer relationships consist of subscriptions to our new car marketing programs and our Used Vehicle CyberStore program. The decline of 500 program dealer relationships from December 31, 2001 to February 28, 2002 was primarily a result of the termination of approximately 600 program dealer relationships by the dealers or us, the reclassification of approximately 200 program dealer relationships to enterprise relationships due to new corporate agreements between the dealer group and us offset by the addition of approximately 300 program dealer relationships. Our renewed focus on dealer marketing services should help us reduce our dealer attrition. However, we cannot assure that we will be able to do so. Our inability or failure to reduce dealer attrition could have a material adverse effect on our business, results of operations and financial condition.

     Dealer participation in our programs may terminate for various reasons including:

•	extinction of the manufacturer brand,

•	selling or termination of the dealer franchise,

•	termination of the relationship by the dealer and

•	termination by us.

     Because our primary revenue source is from program fees, our business model is significantly different from many other Internet commerce sites. The automobiles requested through our Web sites are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

     Sales and marketing costs consist primarily of:

•	fees paid to our Internet purchase request providers,

•	promotion and advertising expenses to build our brand awareness and encourage potential customers to visit our Web sites and

•	personnel and other costs associated with sales, marketing, training and support of our dealer networks.

     The majority of our Internet advertising is comprised of:

•	sponsorship and agreements with Internet portals, among others, and

•	advertising and marketing relationships with online automotive information providers.

     The Internet portals and online automotive information providers charge a combination of set-up, initial, annual, monthly and variable fees.

•	Set-up fees are incurred for the development of the link between our Web sites and the Internet portal or online information provider and are expensed in the period the link is established.

•	Initial and annual fees are amortized over the period they relate to.

•	Monthly fees are expensed in the month they relate to.

•	Variable fees are fees paid for purchase requests and are expensed in the period the purchase requests are received.

     Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $24.9 million, $20.6 million and $14.3 million in 2001, 2000 and 1999, respectively. Also included in sales and marketing expenses are the costs associated with traditional media, such as television, radio and print advertising and with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

Critical Accounting Policies and Estimates

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements. There can be no assurance that actual results will not differ from our estimates and assumptions. For a detailed discussion of the application of these and other accounting policies, see Note 2 of the “Notes to Consolidated Financial Statements” in Part IV. Item 14. “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Annual Report on Form 10-K.

     Accounts Receivable. We maintain allowances for doubtful accounts based on our estimate of losses that will result from the inability of our customers to pay us and for the refusal of customers to pay us because of disputes regarding our services. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments to us, or if our customers were dissatisfied with our services resulting in their refusal to make payments to us, additional allowances may be required. Significant increases in required reserves have been recorded in recent periods and may occur in the future if there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services.

     We have had a significant increase in our allowance for doubtful accounts in 2001 as a result of issues with the delivery of purchase requests to Autoweb.com dealers. The delivery issues arose due to the conversion of the Autoweb.com Web site to a new technology platform. We expect our allowance for doubtful accounts as a percentage of revenue to decline in 2002 and thereafter. If the delivery issues regarding purchase requests do not decline in the future, our allowance for doubtful accounts as a percentage of revenue could increase and the impact on our business, results of operations or financial condition could be material.

     Goodwill. In assessing whether goodwill recorded on our balance sheet is recoverable, we estimate undiscounted future cash flows and make assumptions to determine the fair value of goodwill. If the assumptions change in the future, we may be required to record goodwill impairment charges. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to analyze goodwill for impairment whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable or at least on an annual basis. During 2001, we recorded a $22.9 million non-cash charge for the impairment of goodwill related to our acquisition of A.I.N. Corporation.

     Restructuring. During 2001, we recorded reserves in connection with the restructuring of our domestic and international operations. These reserves were based on estimates related to employee separation costs, settlements of contractual obligations and other related costs. Although we do not anticipate significant changes, the actual costs may differ from these estimates. During 2001, we recorded $7.2 million and $4.5 million in international and domestic restructuring charges, respectively.

     Contingencies. We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. The amount of reserves required, if any, for these contingencies is determined after careful analysis of each individual case. The amount of reserves may change in the future if there are new developments in each matter.

Results of Operations

     The following table sets forth our results of operations as a percentage of revenues :

	Years Ended December 31,

	2001	2000	1999

STATEMENT OF OPERATIONS DATA:
Revenues
Program fees	74%	81%	89%
Advertising	6	3	2
Enterprise sales	9	—	—
Other products and services	11	16	9
Total revenues	100	100	100

Operating expenses:
Sales and marketing	71	98	110
Product and technology development	29	34	35
General and administrative	21	21	21
Goodwill impairment	32	—	—
International restructuring and related charges	10	—	—
Domestic restructuring and other charges	6	—	—
Total operating expenses	170	153	166

Loss from operations	(70)	(53)	(66)
Interest income, net	5	9	10
Foreign currency exchange gain (loss)	1	—	—
Equity loss in unconsolidated subsidiary	(1)	—	—
Other income (expense)	—	—	(1)

Loss before minority interest and income taxes	(65)	(44)	(58)
Minority interest	2	1	—

Loss before income taxes	(63)	(44)	(58)
Provision for income taxes	—	—	—
Net loss	(63)%	(44)%	(58)%

2001 Compared to 2000

     Revenues. Our revenues increased $4.6 million, or 7%, to $71.1 million in 2001 compared to $66.5 million in 2000.

     Program Fees. Program fees consist of fees paid by dealers located in the United States and Canada who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of initial fees and monthly subscription and transaction fees for consumer leads, or purchase requests, directed to participating dealers through our Web sites. Program fees decreased by $1.5 million, or 3%, to $52.3 million in 2001 compared to $53.8 million in 2000. The decrease was primarily due to a $7.7 million, or 14%, decline in Autobytel and CarSmart program fees due to a decline in average program fees per dealer and our number of dealer relationships, partially offset by a $6.2 million increase due to our acquisition of Autoweb. Our average fees per dealer and number of dealer relationships declined due to increased competition. With our acquisition of Autoweb and renewed focus on offering marketing services to dealers and automotive manufacturers, we expect our program revenues and dealer relationships to increase in 2002.

     Advertising. Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Advertising revenue increased by $2.2 million, or 110%, to $4.3 million in 2001 compared to $2.1 million in 2000.

The increase was due to a $2.8 million increase as a result of our acquisition of Autoweb, partially offset by a decrease of $0.6 million, or 26%, in Autobytel and CarSmart advertising revenues. As a result of the acquisition of Autoweb and the subsequent creation of our advertising sales media organization we expect our advertising revenues to increase in 2002.

     Enterprise Sales. Enterprise sales represent fees from major dealer groups and automotive manufacturers. Major dealer groups are dealerships that have corporate agreements with us. In 2001, we recognized revenues from enterprise sales for the first time. Enterprise sales of $6.6 million primarily includes fees of $4.0 million received from General Motors Corporation for services related to an online locate-to-order vehicle test program. The agreement commenced in February 2001 and expired in November 2001. Enterprise sales in 2001 also include $2.6 million from major dealer groups for purchase requests and from manufacturers for automotive marketing data and technology provided by AIC, a division of Autoweb. As a result of the acquisition of Autoweb and the anticipated addition of major dealer groups and automotive manufacturers through our enterprise sales initiatives we expect revenues from enterprise sales to increase in 2002.

     Other Products and Services. Revenues from other products and services include fees from license and service agreements with international licensees and insurance, financing and warranty products. Revenues from other products and services decreased by $2.8 million, or 26%, to $7.8 million in 2001 compared to $10.6 million in 2000. The decrease was primarily due to a $3.3 million decline in international licensing fees, insurance and financing, and database marketing partially offset by an increase of $0.5 million as a result of our acquisition of Autoweb. The decrease in other product and service revenues is expected to continue as we have redirected resources away from consumer products to focus our efforts on offering marketing services to dealers and automotive manufacturers.

     Sales and Marketing. Sales and marketing expense primarily include advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with sales, training and support. Sales and marketing expense decreased by $14.7 million, or 22%, to $50.6 million in 2001 compared to $65.3 million in 2000. The decrease was primarily due to a $16.7 million, or 68%, decrease in television, print and radio advertising, and a $2.3 million, or 11%, decrease in other advertising and sales expenses which was partially offset by an increase in online advertising of $4.3 million, or 21%. The increase in online advertising expenses was a result of $6.0 million in online advertising for Autoweb partially offset by a decrease of $1.7 million in online advertising for Autobytel. We continue to refine our marketing strategy to reduce our cost of acquiring new customers.

     Product and Technology Development. Product and technology expense primarily include personnel costs related to enhancing the features, content and functionality of our Web sites and our Internet-based communications platform and costs associated with customizing our software for international licensees and telecommunications and computer infrastructure. Product and technology development expense decreased by $2.4 million, or 11%, to $20.4 million in 2001 compared to $22.8 million in 2000. The decrease was primarily due to a $4.4 million, or 61%, decrease in software development costs partially offset by a $0.8 million, or 5%, increase in personnel costs, Web site data content and licensing fees, and additional product and technology expenses due to the addition of the Autoweb operations to our business, $0.7 million in amortization of capitalized software and $0.5 million for an executive severance payment. In accordance with SFAS No. 86, we capitalized $3.1 million of software development costs in 2001 which were primarily related to the enhancement of our existing proprietary software for use by our international licensees.

     General and Administrative. General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense was $15.0 million and $13.8 million for 2001 and 2000, respectively. General and administrative expense increased by $1.2 million, or 9%. The increase was primarily due to a $1.9 million, or 115%, increase in legal and professional fees for certain litigation, abandoned transaction costs and general corporate expenses and a $1.0 million charge related to severance for an executive. The increase was partially offset by a decrease of $0.7 million, or 44%, in financial consulting and public company infrastructure costs, $0.6 million, or 40%, in goodwill amortization as a result of the goodwill write-down in 2001 related to CarSmart, and $0.4 million, or 4%, in other general and administrative expenses. In accordance with SFAS No. 142, goodwill of $8.6 million recorded on our balance sheet in connection with our acquisition of Autoweb in August 2001 is not amortized. Instead, on at least an annual basis, we will assess the carrying value of goodwill for impairment.

     Goodwill Impairment. During 2001, based on an analysis of undiscounted expected future cash flows, we determined that goodwill recorded on our balance sheet in connection with our acquisition of CarSmart was in excess of its current estimated fair value. Undiscounted expected future cash flows were unfavorably impacted due to a decline in the number of CarSmart dealers, primarily resulting from a reduction in sales and marketing resources allocated to the CarSmart.com brand. As a result, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” we recorded a non-cash charge of $22.9 million to reflect the write-off of goodwill related to the acquisition of CarSmart.

     International restructuring and related charges. Due to a decline in the general economic climate and the environment for Internet related activities in Europe in 2001, we recorded a charge of $7.2 million related to our international operations in 2001. The charge consists of $3.1 million related to the restructuring of Autobytel.Europe’s operations primarily for employee separation costs, facilities and contract termination costs, $1.4 million related to the write-off of obsolete international software, and $2.7 million related to the write-off of investments in certain European joint ventures largely due to our inability to obtain additional capital to support continued operations of the joint ventures.

     Domestic restructuring and other charges. In 2001, we recorded $4.5 million for domestic restructuring and other charges. The charges primarily consist of $2.6 million in post acquisition compensation costs related to the integration of Autoweb into our business, $1.0 million related to the reorganization of our dealer operations, including personnel costs, the elimination of duplicate facilities and the write-down of fixed assets, and $0.9 million in contract termination costs related to online advertising and the aftermarket program on our Autobytel.com Web site as well as the write-off of previously capitalized software related to the aftermarket program.

     Interest Income, Net. For 2001, interest income decreased by $2.8 million, or 45%, to $3.3 million in 2001 compared to $6.1 million in 2000 due to lower cash balances and declining interest rates.

     Foreign Currency Exchange Gain, Net. Autobytel.Europe, our subsidiary, operates its business in the Euro, which is its functional currency. It enters into transactions which require the use of currencies other than the Euro. Due to foreign exchange rate fluctuations, a $0.5 million gain on transactions executed in currencies other than the Euro was realized in 2001. In the future, we may experience gains or losses attributable to fluctuations in foreign currency exchange rates.

     Equity Loss in Unconsolidated Subsidiary. Equity loss in an unconsolidated subsidiary represents our share of the loss in our Australian venture. The loss recognized has been limited to the amount of our investment, or $0.5 million, in 2001.

     Minority Interest Gain. Minority interest represents our majority-owned subsidiary’s net loss allocable to minority shareholders. A portion of the loss generated by our majority-owned subsidiary, Autobytel.Europe, was allocated to its minority interest shareholders resulting in a gain of $1.5 million in 2001.

     Income Taxes. No provision for federal income taxes has been recorded as we incurred net operating losses through December 31, 2001. As of December 31, 2001, we had approximately $164.6 million of federal and $80.4 million of state net operating loss carryforwards available to offset future taxable income. Of the $164.6 million of federal and $80.4 million of state net operating loss carryforward, $71.2 million and $33.4 million, respectively, relate to Autoweb activities prior to the acquisition. These net operating loss carryforwards expire in various years through 2021. Utilization of the net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

2000 Compared to 1999

     Revenues. Our revenues increased $26.2 million, or 65%, to $66.5 million in 2000 compared to $40.3 million in 1999.

     Program Fees. Program fees increased by $18.1 million, or 51%, to $53.8 million in 2000 compared to $35.7 million in 1999. The growth in program revenue was attributable to a $12.0 million, or 34%, increase in Autobytel program fees and $6.1 million in CarSmart program fees as a result of the acquisition of CarSmart in February 2000.

     Advertising. Advertising revenue increased by $1.2 million, or 130%, to $2.1 million in 2000 compared to $0.9 million in 1999. The increase in advertising revenue was due to a $0.7 million increase in CarSmart advertising revenue, and $0.5 million, or 56%, increase in Autobytel advertising revenue.

     Other Product and Services. Revenues from other products and services increased by $6.9 million, or 190%, to $10.6 million in 2000 compared to $3.7 million in 1999. The increase was primarily due to a $6.5 million, or 179%, increase in international licensing agreement fees, Web site advertising, database marketing, insurance and finance products, and a $0.4 million increase from CarSmart related products and services.

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

     General and Administrative. General and administrative expense was $13.8 million and $8.6 million for 2000 and 1999, respectively. General and administrative expense increased by $5.2 million, or 61%. The increase was primarily due to a $2.7 million, or 78%, increase in recruiting and personnel costs, $1.5 million for goodwill amortization related to our acquisition of CarSmart, and a $1.0 million, or 145%, increase in legal and general corporate expenses.

     Interest Income, Net. In 2000, interest income increased by $2.2 million, or 56%, compared to 1999. Interest income increased due to higher cash balances resulting from the initial public offering late in the first quarter of 1999 and the funding of Autobytel.Europe early in the first quarter of 2000.

     Foreign Currency Exchange Loss, Net. Autobytel.Europe, our subsidiary operates its business in Europe. As such, it incurs general operating expenses and enters into transactions, including investments in joint ventures and licensees, which require the use of local currencies. Accordingly, Autobytel.Europe engaged in foreign currency exchange transactions. Due to foreign exchange rate fluctuations, a $0.7 million loss on cash held in foreign currency was realized in 2000. Also, based on the six month forward exchange rate at December 31, 2000, an unrealized loss of $0.1 million was recognized on foreign exchange forward contracts expiring in June 2001. From inception through December 31, 2000, Autobytel.Europe’s functional currency was the U.S. dollar. On January 1, 2001, Autobytel.Europe adopted the Euro as its functional currency. Foreign exchange transaction gains and losses in Canada were minimal. In the future, we may experience gains or losses attributable to fluctuations in foreign currency exchange rates.

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

Stock-Based Compensation

     In the first quarter of 1999, stock options were granted to employees and directors at exercise prices of $13.20 and $16 per share which were below the fair market value at the date of grant. In relation to these grants, we will recognize estimated compensation expense of approximately $2.0 million ratably over the vesting terms of one to four years. Compensation expense of $0.2 million, $0.4 million and $1.1 million was classified as general and administrative expense in 2001, 2000 and 1999, respectively, and approximately $0.2 million and $36,000 will be classified as general and administrative expense in the years ending 2002 and 2003, respectively.

Liquidity and Capital Resources

     Net cash used in operating activities was $19.7 million in 2001, $23.7 million in 2000 and $14.5 million in 1999. Net cash used in 2001 resulted primarily from the net loss for the year before non-cash charges and a decrease in prepaid expenses, interest income receivable, accounts payable, accrued expenses and restructuring liabilities.

     Net cash used in operating activities in 2000 resulted primarily from the net loss for the year and increased accounts receivable offset by increased accounts payable for sales and marketing, product and technology development and general and administrative expenditures, provision for bad debt and additional depreciation and goodwill amortization related to the acquisition of A.I.N.

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

     Net cash used in investing activities was $0.1 million in 2001, $12.0 million in 2000 and $0.9 million in 1999. Cash used in investing in 2001 primarily was for expenditures for capitalized software and the purchase of computer hardware and software offset by cash acquired in the Autoweb transaction. Cash used in investing in 2000 was related to the acquisition of A.I.N., expenditures for capitalized software, investments in our joint ventures in Spain, Sweden and France, notes receivable from our joint venture in France and the purchase of property and equipment. Cash for investing activities in 1999 was primarily for the purchase of property and equipment, including computer hardware, telecommunications equipment and furniture.

     Net cash provided by financing activities was $2.1 million in 2001, $32.3 million in 2000 and $72.9 million in 1999. Cash provided by financing activities in 2001 was from funding received from an investor for investment in Autobytel.Europe. Cash provided by financing activities in 2000 was primarily from funding received from strategic investors for investment in Autobytel.Europe. In January 2000, we invested $5 million in Autobytel.Europe which has been eliminated in consolidation. Cash for financing in 1999 was primarily from the consummation of our initial public offering in March 1999. We intend to use the remaining net proceeds from our initial public offering for potential acquisitions, investments in businesses and for general corporate purposes.

     As of February 28, 2002, we had approximately $33.0 million in domestic cash and cash equivalents and $28.8 million in international cash and cash equivalents. Approximately $3.0 million of domestic cash is restricted as a deposit to secure an appeal bond in connection with the Heshion litigation. As a result of the agreement to settle the litigation with Mr. Heshion, the appeal bond is expected to be released in the second quarter of 2002. International cash and cash equivalents represent funds of Autobytel.Europe and are for the operations of Autobytel.Europe. Cash on hand at Autobytel.Europe is expected to be substantially reduced as a result of on-going discussions related to future changes in Autobytel.Europe’s capital structure with the other investors in Autobytel.Europe. We do not anticipate contributing additional cash to Autobytel.Europe above our initial $5.0 million contribution. International cash and cash equivalents are not available to Autobytel. We expect that following the restructuring, our ownership of

Autobytel.Europe will decline from 76.5%to less than 50% and that we will no longer consolidate Autobytel.Europe in our financial statements but will account for our investment in Autobytel.Europe under the equity method. There is no assurance that the expected changes to the capital structure of Autobytel.Europe will be achieved.

     Our cash requirements depend on several factors, including:

•	the level of expenditures on marketing and advertising,

•	the level of expenditures on product and technology development,

•	the ability to increase the volume of purchase requests and transactions related to our Web sites,

•	the cost of contractual arrangements with Internet portals, online information providers, and other referral sources,

•	the level of investments in joint ventures and licensees, and

•	the cash portion of acquisition transactions.

     We do not have debt. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

     In January 2002, we invested $0.2 million in Autobytel Australia. We agreed to invest an additional $0.2 million in April 2002 subject to Autobytel Australia meeting agreed upon performance targets.

     With respect to years beyond fiscal 2002, we may be required to raise additional capital to meet our long term operating requirements. Since inception, our expenses have exceeded our revenues. We expect to be able to fund our operations from internally generated funds beginning in 2003. However, we cannot assure that we will be able to fund our operations from internally generated funds during such period or thereafter.

     While we forecast and budget cash requirements, assumptions underlying the estimates may change and could have a material impact on our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

     Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could restrict our operations or finances. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of or discontinue our operations or delay or discontinue any expansion, which could have a material adverse effect on our business, results of operations and financial condition.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137 and 138.) SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. We adopted SFAS No. 133 in January 2001. The adoption did not have a material effect on our financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations. It requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also requires recognition of intangible assets, other than goodwill, in business combinations completed after June 30, 2001 and accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. If goodwill is determined to be impaired, we will be required to recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, for which it is immediately applicable. The acquisition of Autoweb has been accounted for in accordance with SFAS Nos. 141 and 142 as the acquisition was completed after June 30, 2001. We adopted SFAS Nos. 141 and 142, as it applies to business combinations, goodwill and other intangible assets existing prior to June 30, 2001, on January 1, 2002 and we do not expect it to have a material effect on our financial position or results of operation. As of December 31, 2001, goodwill recorded in connection with the acquisition of A.I.N. Corporation in February 2000 was determined to be fully impaired and, as a result, the remaining unamortized balance was recorded as an impairment charge. Goodwill amortization expense and impairment charges related to A.I.N. were $0.9 million and $22.3 million, respectively, in 2001.

     In October 2001, the FASB issued SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets.” It establishes standards for performing certain tests of impairment on long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002 and are currently evaluating the impact of this new statement.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

     Autobytel.Europe, our majority-owned subsidiary, operates its business in the Euro, which is its functional currency. Autobytel.Europe generates revenues, incurs general operating expenses and enters into transactions, including investments in joint ventures and licensees, which require the use of local foreign currencies. As a result of these transactions, we are exposed to gains and losses resulting from changes in foreign currency exchange rates. These fluctuations may adversely affect our consolidated results of operations and financial position. In prior years, Autobytel.Europe has entered into foreign currency forward contracts in an effort to minimize the risks and costs associated with these fluctuations. Neither we nor Autobytel.Europe enter into foreign currency forward contracts or other financial instruments for trading or speculative purposes.

     In July 2000, Autobytel.Europe entered into foreign currency forward exchange contracts which obligated Autobytel.Europe to exchange U. S. dollars for predetermined amounts of Netherlands guilders at specified exchange rates on specified dates. These contracts matured on June 26, 2001. In accordance with SFAS No. 133, these contracts were accounted for as hedged contracts. Our consolidated statements of operations include a gain of $0.4 million in 2001 and a loss of $0.1 million in 2000, resulting from changes in the spot exchange rate, including those from settled and open contracts. As of December 31, 2001, we had no outstanding foreign currency forward exchange contracts.

     A sensitivity analysis indicates that a 5% change in foreign currency exchange rates would not have a significant effect on our consolidated results of operations or financial condition.

Item 8. Financial Statements And Supplementary Data

     Our Balance Sheets as of December 31, 2001 and 2000 and our Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2001, together with the reports of Arthur Andersen LLP, independent auditors, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     None.

PART III

Item 10. Directors And Executive Officers Of The Registrant

     The information called for in this item will be filed not later than 120 days after our fiscal year end (December 31, 2001) in our definitive Proxy Statement in connection with our 2002 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

     The information called for in this item will be filed not later than 120 days after our fiscal year end (December 31, 2001) in our definitive Proxy Statement in connection with our 2002 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

     The information called for in this item will be filed not later than 120 days after our fiscal year end (December 31, 2001) in our definitive Proxy Statement in connection with our 2002 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships And Related Transactions

     The information called for in this item will be filed not later than 120 days after our fiscal year end (December 31, 2001) in our definitive Proxy Statement in connection with our 2002 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this Annual Report:

     (1)  Financial Statements:

     (2)  Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	F-27

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

     (3)  Exhibits:

The exhibits filed as part of this Annual Report are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report:

On October 26, 2001, we filed a Form 8-K under Item 5 announcing our financial results for the third quarter of 2001.

On December 6, 2001, we filed a Form 8-K under Item 5 announcing the appointment of Jeffrey A. Schwartz as Chief Executive Officer and President.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March 2002.

Autobytel Inc.

By:	/s/ JEFFREY A. SCHWARTZ

Jeffrey A. Schwartz Chief Executive Officer, President and Director

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each of Autobytel Inc., a Delaware corporation, and the undersigned Directors and Officers of Autobytel Inc. hereby constitute and appoint Jeffrey A. Schwartz, Hoshi Printer or Ariel Amir as its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL FUCHS Michael Fuchs	Chairman of the Board and Director	March 21, 2002

/s/ JEFFREY A. SCHWARTZ Jeffrey A. Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 21, 2002

/s/ HOSHI PRINTER Hoshi Printer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2002

/s/ AMIT KOTHARI Amit Kothari	Vice President and Controller (Principal Accounting Officer)	March 21, 2002

/s/ JEFFREY H. COATS Jeffrey H. Coats	Director	March 21, 2002

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 21, 2002

/s/ KENNETH J. ORTON Kenneth J. Orton	Director	March 21, 2002

/s/ ROBERT S. GRIMES Robert S. Grimes	Director	March 21, 2002

Signature	Title	Date

/s/ PETER TITZ Peter Titz	Director	March 21, 2002

/s/ RICHARD POST Richard Post	Director	March 21, 2002

/s/ MARK ROSS Mark Ross	Director	March 21, 2002

Autobytel Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Autobytel Inc.:

     We have audited the accompanying consolidated balance sheets of Autobytel Inc., a Delaware corporation, and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Autobytel Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Los Angeles, California
January 25, 2002

Autobytel Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

ASSETS

	December 31,	December 31,
	2001	2000

Current assets:
Domestic cash and cash equivalents	$30,006	$47,758
International cash and cash equivalents	28,784	19,158
Restricted cash	3,047	15,029
Accounts receivable, net of allowance for doubtful accounts of $7,109 and $2,185, respectively	8,519	5,947
Prepaid expenses and other current assets	4,419	4,127

Total current assets	74,775	92,019
Property and equipment, net	2,889	2,537
Investments, at cost	—	1,353
Goodwill, net	8,644	23,755
Capitalized software, net	4,319	3,338
Notes receivable	—	530
Other assets	154	86

Total assets	$90,781	$123,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,108	$9,828
Accrued expenses	9,005	7,519
Deferred revenues	4,708	5,669
Customer deposits	92	185
Other current liabilities	300	371

Total current liabilities	23,213	23,572
Long-term liabilities	—	47

Total liabilities	23,213	23,619

Minority interest	7,173	8,193
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 30,969,377 and 20,336,083 shares issued and outstanding, respectively	31	20
Warrants	—	1,332
Additional paid-in capital	203,280	186,097
Accumulated other comprehensive loss	(2,438)	(16)
Accumulated deficit	(140,478)	(95,627)

Total stockholders’ equity	60,395	91,806

Total liabilities and stockholders’ equity	$90,781	$123,618

The accompanying notes are an integral part of these consolidated statements.

Autobytel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,

	2001	2000	1999

Revenues
Program fees	$52,306	$53,843	$35,739
Advertising	4,321	2,062	898
Enterprise sales	6,610	—	—
Other products and services	7,831	10,627	3,661

Total revenues	71,068	66,532	40,298

Operating expenses:
Sales and marketing	50,648	65,266	44,176
Product and technology development	20,410	22,847	14,262
General and administrative	14,973	13,797	8,595
Goodwill impairment	22,867	—	—
International restructuring and related charges	7,229	—	—
Domestic restructuring and other charges	4,514	—	—

Total operating expenses	120,641	101,910	67,033

Loss from operations	(49,573)	(35,378)	(26,735)
Interest income, net	3,338	6,114	3,922
Foreign currency exchange gain (loss)	426	(106)	(6)
Equity loss in unconsolidated subsidiary	(500)	—	(126)
Other income (expense)	—	9	(322)

Loss before minority interest and income taxes	(46,309)	(29,361)	(23,267)
Minority interest	1,485	369	—

Loss before income taxes	(44,824)	(28,992)	(23,267)
Provision for income taxes	27	42	53

Net loss	$(44,851)	$(29,034)	$(23,320)

Basic and diluted net loss per share	$(1.84)	$(1.45)	$(1.48)

Shares used in computing basic and diluted net loss per share	24,403,609	20,047,173	15,766,406

Comprehensive loss:
Net loss	$(44,851)	$(29,034)	$(23,320)
Translation adjustment	(2,422)	(8)	11

Comprehensive loss	$(47,273)	$(29,042)	$(23,309)

The accompanying notes are an integral part of these consolidated statements.

Autobytel Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)

	Convertible
	Preferred Stock		Common Stock				Accumulated
						Additional	Other	Accum-
	Number of		Number of			Paid-In	Comprehensive	ulated
	Shares	Amount	Shares	Amount	Warrants	Capital	Loss	Deficit	Total

Balance, December 31, 1998	7,436,653	$7	8,506,455	$8	$1,332	$67,813	$(19)	$(43,273)	$25,868
Conversion of Series A, B and C convertible preferred stock to common stock	(7,436,653)	(7)	5,852,290	6	—	1	—	—	—
Issuance of common stock in initial public offering, net of issuance cost	—	—	3,500,000	4	—	72,080	—	—	72,084
Issuance of common stock upon exercise of stock options	—	—	362,630	—	—	790	—	—	790
Issuance of common stock under employee stock purchase plan	—	—	3,161	—	—	48	—	—	48
Compensation expense recorded for fair market value of warrant in excess of exercise price	—	—	10,077	—	—	162	—	—	162
Compensation expense recorded for fair market value of stock options in excess of exercise price	—	—	—	—	—	1,063	—	—	1,063
Foreign currency translation adjustment	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	(23,320)	(23,320)

Balance, December 31, 1999	—	—	18,234,613	18	1,332	141,957	(8)	(66,593)	76,706
Issuance of common stock upon acquisition of A.I.N. Corporation	—	—	1,800,000	2	—	19,690	—	—	19,692
Issuance of common stock upon exercise of stock options	—	—	280,000	—	—	646	—	—	646
Issuance of common stock under employee stock purchase plan	—	—	21,470	—	—	134	—	—	134
Compensation expense recorded for fair market value of stock options in excess of exercise price	—	—	—	—	—	393	—	—	393
Net gain on sale of subsidiary stock	—	—	—	—	—	23,277	—	—	23,277
Foreign currency translation adjustment	—	—	—	—	—	—	(8)	—	(8)
Net Loss	—	—	—	—	—	—	—	(29,034)	(29,034)

Balance, December 31, 2000	—	—	20,336,083	20	1,332	186,097	(16)	(95,627)	91,806
Issuance of common stock upon acquisition of Autoweb	—	—	10,504,803	11	—	14,320	—	—	14,331
Issuance of common stock upon exercise of stock options	—	—	6,667	—	—	5	—	—	5
Issuance of common stock under employee stock purchase plan	—	—	121,824	—	—	118	—	—	118
Expiration of warrants	—	—	—	—	(1,332)	1,332	—	—	—
Compensation expense recorded for fair market value of stock options in excess of exercise price	—	—	—	—	—	242	—	—	242
Net gain on sale of subsidiary stock	—	—	—	—	—	1,166	—	—	1,166
Foreign currency translation adjustment	—	—	—	—	—	—	(2,422)	—	(2,422)
Net loss	—	—	—	—	—	—	—	(44,851)	(44,851)

Balance, December 31, 2001	—	$—	30,969,377	$31	$—	$203,280	$(2,438)	$(140,478)	$60,395

The accompanying notes are an integral part of these consolidated statements.

Autobytel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(44,851)	$(29,034)	$(23,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges:
Depreciation and amortization	3,092	2,752	1,298
Provision for bad debt	3,356	1,409	189
Loss on disposal of property and equipment	561	30	103
Foreign currency exchange loss	—	132	—
Compensation expense recorded for fair market value of stock options in excess of exercise price	242	393	1,063
Compensation expense recorded for fair market value of warrant in excess of exercise price	—	—	162
Equity losses in unconsolidated subsidiary	500	—	126
Minority interest	(1,485)	—	—
Impairment of goodwill	22,867	—	—
Write-down of capitalized software costs	1,434	—	—
Write-off of investments in foreign entities	2,142	—	—
Write-down of property and equipment	257	—	—
Changes in assets and liabilities:
Accounts receivable	978	(3,387)	(1,526)
Prepaid expenses and other current assets	3,026	(670)	(1,466)
Other assets	3	289	(26)
Accounts payable	(1,781)	4,518	1,362
Accrued expenses	(4,858)	576	5,857
Restructuring liabilities	(3,644)	—	—
Deferred revenues	(920)	463	1,198
Customer deposits	(84)	(531)	371
Other current liabilities	(71)	(613)	168
Other long-term liabilities	(482)	(69)	(70)

Net cash used in operating activities	(19,718)	(23,742)	(14,511)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	5,697	(4,374)	—
Investment in foreign entities	(413)	(1,353)	—
Sale of investment in foreign entities	109	—	—
Investment in debt security of foreign entities	(88)	(830)	—
Investment in unconsolidated subsidiary	—	—	(126)
Notes receivable from foreign entity	(109)	(268)	—
Repayment of notes receivable from foreign entity	292	—	—
Purchases of property and equipment	(2,444)	(1,849)	(823)
Capitalized software costs	(3,135)	(3,338)	—

Net cash used in investing activities	(91)	(12,012)	(949)

Cash flows from financing activities:
Net proceeds from sale of common stock	123	780	72,922
Net proceeds from sale of subsidiary company stock	2,000	31,470	—

Net cash provided by financing activities	2,123	32,250	72,922

Effect of exchange rates on cash	(2,422)	(8)	11

Net increase (decrease) in cash and cash equivalents	(20,108)	(3,512)	57,473
Cash and cash equivalents, beginning of period	81,945	85,457	27,984

Cash and cash equivalents, end of period	$61,837	$81,945	$85,457

	Years Ended December 31,

	2001	2000	1999

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$27	$42	$53

Cash paid during the period for interest	$5	$51	$2

Supplemental disclosure of non-cash investing and financing activities:

*	In February 2000, in conjunction with the acquisition of a business, assets of $950 were acquired, liabilities of $1,966 were assumed and 1,800,000 shares of common stock were issued. (See Note 3)

*	In August 2001, in conjunction with the acquisition of Autoweb.com, Inc., assets of $19,701 were acquired, liabilities of $12,819 were assumed and 10,504,803 shares of common stock were issued. (See Note 4)

*	In November 2001, warrants to purchase 150,000 shares of common stock valued at $270 expired. (See Note 10.)

*	In December 2001, warrants to purchase 589,800 shares of common stock valued at $1,062 expired. (See Note 10.)

The accompanying notes are an integral part of these consolidated statements.

Autobytel Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1. Organization and Operations of Autobytel

     Autobytel Inc. (Autobytel) is an Internet automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and customer relationship management tools and programs. Autobytel owns and operates four Web sites — Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com. Autobytel is also a leading provider of automotive marketing data and technology through its Automotive Information Center (AIC) division.

     Autobytel provides tools and programs to dealers and manufacturers to help them increase market share and reduce customer acquisition costs.

     Autobytel is a Delaware corporation incorporated on May 17, 1996. Autobytel was previously formed in Delaware in January 1995 as a limited liability company under the name Auto-By-Tel LLC. Its principal corporate offices are located in Irvine, California. Autobytel completed an initial public offering in March 1999 and its common stock is listed on the Nasdaq National Market under the symbol ABTL.

     Since its inception in January 1995, Autobytel has experienced operating losses and has an accumulated deficit of $140,478 as of December 31, 2001. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Autobytel and its wholly and majority owned direct and indirect subsidiaries. Autobytel’s wholly and majority owned subsidiaries include: Autobytel Services Corporation, Autoweb.com, Inc., A.I.N. Corporation, Auto-By-Tel Acceptance Corporation, Auto-By-Tel Insurance Services, Inc., Autobytel.ca inc., Kre8.net inc., e-autosdirect.com inc., Autobytel.Europe LLC, Autobytel.Europe Investment B.V., Autobytel.Europe Holdings B.V., Autobytel France SA, I-Net Training Technologies, LLC, Autobytel Information Services Inc., AutoVisions Communications, Inc. and iBuy Inc.

     Investments in entities in which Autobytel has the ability to exercise significant influence, but not control, are accounted for using the equity method. Autobytel accounts for its investments in Autobytel Japan and Autobytel Australia under the equity method. The application of the equity method with respect to Autobytel’s investment of $126 in Autobytel Japan and $500 in Autobytel Australia has been suspended, as these amounts were fully expensed in 1999 and 2001, respectively. Autobytel will resume application of the equity method when its share of net income equals its share of net losses unrecognized during the suspension period.

     Investments in entities in which Autobytel does not have the ability to exercise significant influence or control are carried at cost. Autobytel accounts for its investments in Auto-By-Tel AB, Automoviles Bytel S.A. and Autoatnet S.A. using the cost method. As of December 31, 2001, Autobytel’s investments in the entities were determined to be nonrecoverable and were written-off. (See Note 13.)

     All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires Autobytel to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain prior year accounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

     Cash and cash equivalents as of December 31, 2001 and 2000 were as follows:

	2001			2000

	Available	Restricted	Total	Available	Restricted	Total

Domestic	$30,006	$2,994	$33,000	$47,758	$29	$47,787
International	28,784	53	28,837	19,158	15,000	34,158
Total	$58,790	$3,047	$61,837	$66,916	$15,029	$81,945

     For the purposes of the consolidated balance sheets and the consolidated statements of cash flows, Autobytel considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Domestic cash and cash equivalents represent amounts held by Autobytel for use by Autobytel. As of December 31, 2001, $2,966 was held in a restricted interest bearing account to secure an appeal bond related to litigation (see Note 8.) and $28 was held by financial institutions as collateral for business credit cards. As of December 31, 2000, $29 was held by financial institutions as collateral for business credit cards.

     International cash and cash equivalents represent amounts held by Autobytel.Europe for use as directed by Autobytel.Euorpe. These funds are not available to Autobytel. As of December 31, 2001, $53 was held by Autobytel.Europe’s landlord as a security deposit. As of December 31, 2000, $15,000 was held in a restricted interest bearing account as a reserve for three foreign exchange forward contracts which expired in June 2001.

Financial Instruments

     Autobytel does not hold or issue financial instruments for speculative purposes. In 2000, Autobytel entered into foreign currency forward exchange instruments in order to hedge certain financing and investment transactions denominated in foreign currencies at Autobytel.Europe. Gains and losses on the investing and financing transactions are included in other income (expense). These forward contracts expired in June 2001. As of December 31, 2001, Autobytel had no outstanding foreign currency forward exchange contracts.

Concentration of Credit Risk

     Financial instruments that potentially subject Autobytel to significant concentrations of credit risk consist primarily of accounts receivable. Accounts receivable are primarily derived from fees billed to subscribing dealers and international licensees. Autobytel generally requires no collateral to support customer receivables and maintains reserves for potential credit losses. Historically, such losses have been within Autobytel’s expectations. As of December 31, 2001 and 2000, no subscribing dealer, international licensee or other customer accounted for greater than 10% of accounts receivable.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” Autobytel evaluated the carrying value of property and equipment and noted no impairment as of December 31, 2001.

Capitalized Software in Process

     In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, Autobytel expenses software development costs until technological feasibility has been established. Costs incurred subsequent to technological feasibility are capitalized on a product by product basis. Amortization is provided using the greater of (i) the ratio that current gross revenues for a product bear to the total of current anticipated future gross revenues from that product or (ii) the straight-line method over the remaining estimated economic life of the product, beginning when the product is available for general release to customers. The economic life of each product is generally three years. As of December 31, 2001 and 2000, capitalized software in process costs totaled $6,473 and $3,338, respectively. Related amortization expense of $720 and a write-down of $1,434 (see Note 13) were recognized in 2001. No amortization expense or write-downs were recognized in 2000.

Goodwill

     Autobytel evaluates the carrying value of goodwill on the balance sheet in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable or on at least an annual basis. An analysis of undiscounted expected future cash flows is used to estimate the fair value of goodwill. If the sum of the undiscounted expected future cash flows is less than the carrying value an impairment loss is recognized. (See Note 13.) Goodwill acquired prior to June 30, 2001 was amortized using the straight-line method over its estimated useful life, generally 15 years. In accordance with SFAS No. 142, goodwill acquired subsequent to June 30, 2001 will not be amortized, rather Autobytel will evaluate the carrying value of goodwill on the balance sheet for impairment on at least an annual basis.

Stock-Based Compensation

     Autobytel accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date. (See Note 11.)

     In 1996, Autobytel adopted SFAS No. 123, “Accounting for Stock-Based Compensation.” Autobytel has elected to continue accounting for stock-based compensation issued to employees using APB No. 25 and, accordingly, pro forma disclosures required under SFAS No. 123 have been presented. (See Note 11.)

Revenue Recognition

     Autobytel recognizes revenues from program fees, advertising, enterprise sales and other products and services. Autobytel’s revenues primarily consist of program fees paid by dealers located in the United States and Canada who participate in the Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of an initial fee and a monthly subscription or transaction fee for consumer leads, or purchase requests, directed to them through the Web sites. The initial fee is recognized ratably over the service period of 12 months. Monthly fees are recognized in the period services are provided.

     Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car-buyers during the research, consideration and decision making process on the Web sites. Advertising revenues are recognized in the period the advertisement is displayed on the Web sites.

     Enterprise sales represent fees from major dealer groups and automotive manufacturers. Major dealer groups are dealerships that have corporate agreements with us. Enterprise sales for the year ended December 31, 2001, include fees received from General Motors Corporation for consulting services related to an online locate-to-order vehicle inventory test program. The test program involved modification of the existing Autobytel.com Web site, project management, dealer training, demonstration and debriefings. The consulting agreement commenced in February 2001 and expired in November 2001. Revenues and expenses related to the test program were accounted for using the percentage of completion method based upon the achievement of certain agreed upon milestones specified in the agreement. Consulting fees of $4,035 are included in enterprise sales for the year ended December 31, 2001. Other fees from major dealer groups and automotive manufacturers, including fees paid by major dealer groups for purchase requests, are recognized as services are provided.

     Autobytel also derives revenues from other products and services, including license and service agreements with international licensees. These agreements grant the licensees the right to use Autobytel’s proprietary software, technology and other business procedures to market new and used vehicles in exchange for certain fees. These fees include: (i) orientation fees, which are recognized on the effective date of the license and service agreements, (ii) localization and development fees and minimum annual maintenance fees, which are recognized as services are provided, and (iii) minimum annual license fees, which are recognized ratably over a 12 month period beginning on the date the international Web site is launched. Other revenues are recognized as services are provided.

     Deferred revenues are comprised of fees received but not earnedand are recognized as revenue in the period services are provided.

Risks Due to Concentration of Significant Customers and Export Sales

     For all periods presented in the accompanying consolidated statements of operations, no dealer, major dealer group, manufacturer, international licensee or other customer accounted for greater than 10% of revenues.

     Autobytel conducts its business within one industry segment. Revenues from customers outside of the United States were less than 10% of total revenues for all periods presented in the accompanying consolidated statements of operations.

Sales and Marketing

     Sales and marketing expense primarily includes Internet marketing and advertising expenses, fees paid to purchase request providers, promotion and advertising expenses to develop brand equity and encourage potential customers to visit Autobytel’s Web sites and personnel and other costs associated with sales, marketing, training and support of Autobytel’s dealer networks. Sales and marketing costs are recorded as expenses as incurred.

Product and Technology Development

     Product and technology development expense primarily includes personnel costs related to developing new dealer and manufacturer programs and products and enhancing the features, content and functionality of Autobytel’s Web sites and its Internet-based dealer communications platform. It also includes expenses associated with the customization of Autobytel’s software for international licensees and telecommunications and computer infrastructure. Product and technology development expenditures are expensed as incurred or capitalized as appropriate. In 2001, product and technology development expense includes a non-recurring charge of $500 related to an executive severance payment.

General and Administrative

     General and administrative expense primarily consists of executive, financial and legal personnel expenses, costs related to being a public company and non-cash compensation charges related to stock options granted in 1999. Non-cash compensation expense in 2001, 2000 and 1999 was $242, $393 and $1,063, respectively (see Note 11.) General and administrative expense includes a non-recurring charge of $1,006 related to an executive severance payment in 2001 and $601 associated with an aborted acquisition in 1999.

Foreign Currency Translation

     The assets and liabilities of Autobytel’s foreign subsidiaries are translated into United States dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders’ equity.

     Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment, are included in other income (expense).

Computation of Basic and Diluted Net Loss Per Share

     Net loss per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the years ended December 31, 2001, 2000 and 1999, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. Autobytel evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137 and 138.) SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Autobytel adopted SFAS No. 133 in January 2001. The adoption did not have a material effect on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations. It requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also requires recognition of intangible assets, other than goodwill, in business combinations completed after June 30, 2001 and accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. If goodwill is determined to be impaired, Autobytel may be required to recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, for which it is immediately applicable. The acquisition of Autoweb (see Note 4) has been accounted for in accordance with SFAS Nos. 141 and 142 as the acquisition was completed after June 30, 2001. Autobytel adopted SFAS Nos. 141 and 142, as it applies to business combinations, goodwill and other intangible assets existing prior to June 30, 2001, on January 1, 2002 and does not expect it to have a material effect on its financial position or results of operations. As of December 31, 2001, goodwill recorded in connection with the acquisition of A.I.N. Corporation in February 2000 was determined to be fully impaired and, as a result, the remaining unamortized balance was recorded as an impairment charge. Goodwill amortization expense and impairment charges related to A.I.N. were $888 and $22,867, respectively, in 2001. (See Note 13.)

     In October 2001, the FASB issued SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets.” It establishes standards for performing certain tests of impairment on long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Autobytel adopted SFAS No. 144 on January 1, 2002 and is currently evaluating the impact of this new statement.

3. Acquisition of A.I.N. Corporation

     On February 15, 2000, Autobytel acquired all of the outstanding common stock of A.I.N. Corporation, the owner of CarSmart.com, an online buying site for new and used vehicles.

     A.I.N stockholders were issued 1,800,000 shares of Autobytel common stock and $3,000 in cash. The acquisition has been accounted for using the purchase method of accounting.

     The aggregate purchase price was $24,144 and consisted of common stock valued at $19,692, cash of $3,000 and transaction costs of $1,452. The value of the stock was determined based on the average market price of Autobytel’s common stock for the three days before and after the date the acquisition was announced. The purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill in the amount of $25,226 and was initially amortized over a 15 year period. In 2001, as a result of a decrease in sales and marketing resources allocated to the CarSmart.com brand and a decline in the number of CarSmart dealers, Autobytel determined that the remaining unamortized goodwill related to A.I.N. was fully impaired and recorded a non-cash charge of $22,867 for the impairment of goodwill. (See Note 13.)

     A.I.N. Corporation’s results of operations from the date of acquisition on February 15, 2000 through December 31, 2001 have been included in the accompanying consolidated statements of operations.

     The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of A.I.N. Corporation had occurred on January 1, 1999. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Years Ended
	December 31,

	2000	1999

	(unaudited)
Revenue	$67,806	$45,120
Net loss	(30,137)	(27,237)
Basic and diluted net loss per share	$(1.50)	$(1.55)

4. Acquisition of Autoweb.com, Inc.

     On August 14, 2001, Autobytel acquired all of the outstanding common stock of Autoweb.com, Inc., an Internet automotive service. Autobytel believes the acquisition created a stronger, more competitive company capable of achieving operational efficiencies and growth potential.

     Autoweb stockholders were issued 0.3553 shares of Autobytel common stock for each share of Autoweb common stock outstanding on the date of the acquisition for a total of 10,504,803 shares. The acquisition has been accounted for using the purchase method of accounting.

     The aggregate purchase price was $17,131 and consisted of common stock valued at $14,331 and transaction costs of $2,800. The value of the stock issued was determined based on the average market price of Autobytel’s common stock for the three days before and after the date the acquisition agreement was announced. The purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date as follows:

Purchase price:
Common stock	$14,331
Transaction costs paid by Autobytel	2,800
Total purchase price	$17,131

Allocation of purchase price:
Assets:
Cash	$8,647
Accounts receivable	6,906
Prepaid expenses and other	4,148
Goodwill	8,645
Liabilities:
Historical liabilities	(6,530)

Liabilities from exit costs and restructuring	(4,685)
Total purchase price	$17,131

     The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was initially recorded as goodwill in the amount of $10,399. In December 2001, the allocation of the purchase price was adjusted as described below and goodwill was reduced to $8,645. In accordance with SFAS No. 142, goodwill acquired in the Autoweb acquisition will not be amortized, rather it will be evaluated on at least an annual basis for impairment as the acquisition was completed subsequent to June 30, 2001.

     In conjunction with the acquisition, Autobytel estimated the exit costs of anticipated facilities integration, personnel costs and other expenses directly related to the contemplated consolidation of significant operations of Autoweb and Autobytel and accrued $5,789 for such costs and expenses. The employee termination costs consist primarily of compensation and benefits for approximately 80 employees at Autoweb in conjunction with the integration of operations into the Autobytel Irvine facility. In December 2001, the allocation of the purchase price was adjusted as a result of a reduction in Autobytel’s estimates and events and circumstances. Estimated outstanding transaction costs were reduced by $150, historical liabilities were reduced by $500 and liabilities from exit costs and restructuring were reduced by $1,104. The reduction in liabilities from exit costs and restructuring was a result of a negotiated release from Autoweb’s facilities lease and lower than expected employee termination costs. From the date of acquisition through December 31, 2001, $1,734 and $2,731 was paid for rent and compensation, respectively. As of December 31, 2001, the remaining accrual balance was $220.

     Autoweb’s results of operations from the date of acquisition on August 14, 2001 through December 31, 2001 have been included in the accompanying consolidated statements of operations.

     The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Autoweb had occurred on January 1, 2000. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Years Ended
	December 31,

	2001	2000

	(unaudited)
Revenue	$94,794	$118,812
Net loss	(65,131)	(58,494)
Basic and diluted net loss per share	$(2.11)	$(1.91)

5. Autobytel.Europe LLC

     Autobytel.Europe LLC (Autobytel.Europe), formerly Auto-By-Tel International LLC, a subsidiary of Autobytel, was incorporated in August 1997 and began operations in the fourth quarter of 1999. Autobytel.Europe was formed to expand the Autobytel business model and operations throughout Europe.

     In January 2000, Autobytel.Europe and Autobytel entered into an operating agreement with strategic investors to carryout the expansion plan. In the first quarter of 2000, a total of $36,700 was invested in Autobytel.Europe. The investment was comprised of a $31,700 contribution from strategic investors. Autobytel contributed $5,000, an exclusive, royalty-free, perpetual license to use or sublicense the “Autobytel” brand name and proprietary software, and assigned its existing License and Services Agreements for the United Kingdom, Scandinavia and Finland to Autobytel.Europe. In March 2001, a strategic investor contributed $2,000 to Autobytel.Europe. As of December 31, 2001, Autobytel owned a 76.5% controlling interest. The remaining 23.5% minority interest is owned by the other investors.

     Autobytel.Europe is considered a start-up company. In accordance with Staff Accounting Bulletin No. 51, the difference between Autobytel’s carrying amount of the investment in Autobytel.Europe and the underlying net book value of Autobytel.Europe immediately after the investment was reflected as a capital transaction and credited directly to Autobytel’s stockholders’ equity.

     Effective January 1, 2001, Autobytel.Europe changed its functional currency from U.S. Dollars to the Euro.

     In June 2001, due to a decline in the general economic climate and the environment for Internet related activities in Europe, Autobytel announced the restructuring of Autobytel.Europe. The restructuring primarily consisted of significant staff reductions at Autobytel.Europe and is expected to lead to changes in Autobytel.Europe’s capital structure because of the reduction of its business activities. Autobytel is currently discussing the future capital structure of Autobytel.Europe with the other investors of Autobytel.Europe. Changes to the capital structure of Autobytel.Europe are expected to substantially reduce the $28,837 cash on hand as of December 31, 2001 at Autobytel.Europe and to require Autobytel to recognize material non-cash charges. Autobytel does not anticipate contributing additional cash to Autobytel.Europe above the $5,000 it initially contributed. Autobytel expects that following the restructuring, its ownership of Autobytel.Europe will decline from 76.5% to less than 50% and that it will no longer consolidate Autobytel.Europe in its financial statements but will account for its investment in Autobytel.Europe under the equity method. There is no assurance that the expected changes to the capital structure of Autobytel.Europe will be achieved.

     As of December 31, 2001, international cash and cash equivalents held by Autobytel.Europe were $28,837. These funds are for use as directed by Autobytel.Europe and are not available to Autobytel.

6. Property and Equipment

     Property and equipment consists of the following:

	As of December 31,

	2001	2000

Computer software and hardware	$6,646	$4,639
Furniture and equipment	1,341	1,614
Leasehold improvements	851	806

	8,838	7,059
Less — Accumulated depreciation and amortization	(5,949)	(4,522)
	$2,889	$2,537

7. Goodwill

     Goodwill consists of the following:

	As of December 31,

	2001	2000

Autoweb	$8,644	$—
A.I.N. Corporation	—	25,226

	8,644	25,226
Less — Accumulated amortization	—	(1,471)

	$8,644	$23,755

8. Commitments and Contingencies

Operating Leases

     Autobytel leases its facilities and certain office equipment under operating leases which expire on various dates through 2005. As of December 31, 2001, future minimum lease payments were as follows:

Years Ending December 31,

2002	$1,536
2003	479
2004	384
2005	182
$2,581

     Future minimum lease payments above will be reduced by $202 and $67 in the years ended December 31, 2002 and 2003, respectively, for facilities which have been subleased under noncancelable leases.

     Rent expense was $1,911, $1,202 and $756 for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, Autobytel leased cars for its Autobytel.Europe employees. The majority of these leases were terminated in 2001 as part of the restructuring of Autobytel.Europe. Approximately $210 and $35 related to the car leases has been included in rent expense for 2001 and 2000, respectively.

Marketing and Advertising Agreements

     Autobytel has agreements with search engines and Internet service and automotive information providers, including AOL, Lycos, Edmund’s and Kelley Blue Book, that make available to consumers vehicle research data over the Internet. These agreements are generally for a term of one to three years and require that Autobytel pay a combination of set-up, initial, annual, monthly and variable fees based on the volume of purchase requests received by Autobytel. The set-up fees are expensed as incurred, the initial fees and annual fees are amortized over the period they relate to. The monthly fees are expensed in the month they relate to and variable fees are expensed in the period purchase requests are received. As of December 31, 2001, the future minimum commitments under these agreements were as follows:

Years Ending December 31,

2002	$6,066
2003	2,688
2004	250
$9,004

     For the years ended December 31, 2001, 2000 and 1999, Internet marketing and advertising costs were $24,855, $20,564 and $14,288, respectively.

     Autobytel also enters into agreements with network and cable television stations under which it purchases television advertising. As of December 31, 2001, there were no minimum future commitments for television advertising. Amounts incurred for television advertising are expensed as advertisements are aired. For the years ended December 31, 2001, 2000 and 1999 television advertising expenses were $1,821, $10,720 and $8,485, respectively.

Employment Agreements

     Autobytel has agreements with Jeffrey A. Schwarz, Chief Executive Officer, Hoshi Printer, Executive Vice President and Chief Financial Officer, Ariel Amir, Executive Vice President and General Counsel, and Andrew F. Donchak, Senior Vice President and Chief Marketing Officer. In the event of termination without cause, Mr. Schwartz and Mr. Donchak are entitled to a payment of two years and one year base salary, respectively, and Messrs. Printer and Amir are entitled to receive a lump sum severance payment equal to the greater of the base salary that would have been received by them over the remaining term of the agreement or for one year. Messrs. Schwartz, Printer and Amir are also entitled to additional severance payments in the event of termination within a specified time period of a change of control. The terms of Messrs. Schwartz, Printer and Amir’s agreements are for two years with one year renewals or an extension upon mutual agreement as well as a one or two year extension upon a change of control. In addition, their agreements provide for vesting of options upon a change of control.

Litigation

     A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contained causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and sought compensatory and punitive damages and equitable relief. The plaintiff contended he was entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins’ lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel was added and then dismissed as a cross defendant in such action. On December 14, 2001, the jury returned a unanimous verdict finding that A.I.N. and Mr. Gorun were not liable for breach of contract, breach of fiduciary duty or fraud and denying Martins any damages. Presently under submission with the court are Martins’ equitable claims for promissory estoppel and constructive trust. Autobytel intends to vigorously contest any appeal by Martins.

     The selling shareholders of A.I.N. are obligated to fully indemnify Autobytel for all losses, including attorney’s fees, expenses, settlements and judgements, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250 in cash. As of December 31, 2001, the obligation was secured by 199,960 remaining shares of common stock and approximately $294 in cash after expenses.

     In July 1998, Autobytel and certain of its past and current officers were sued by former employee Thomas Heshion in a lawsuit entitled Thomas Heshion, et al., v. Auto-By-Tel Corporation, et al., in Orange County Superior Court. Plaintiff claimed, among other things, that he was wrongfully terminated. In December 2000, a verdict in favor of plaintiff in the amount of $1,900 was rendered. The judgment has been appealed. In the meantime, the plaintiff has filed a new complaint against Autobytel and others stating, in part, that Autobytel’s counterclaim in the original lawsuit constituted malicious prosecution, abuse of process or negligence, and seeks unspecified damages.

     Autobytel believes the judgment is in error, and that it has meritorious defenses to the new claim, and has retained new counsel to handle the appeal and the new claim. Autobytel intends to vigorously contest the judgment and defend the new claim.

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

9. Retirement Savings Plan

     Autobytel has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the 401(k) Plan.) The 401(k) Plan covers all full time employees of Autobytel who are over 21 years of age and have worked for Autobytel for at least three months. Under the 401(k) Plan, participating employees are allowed to defer up to 15% of their pretax salaries up to a maximum of $10.5 per year. Autobytel contributions to the 401(k) Plan are discretionary. In January 2000, Autobytel began to match employee contributions 50 cents per dollar up to a maximum of $3 per year in Autobytel common stock. During 2001, Autobytel matched employee contributions by contributing $327 or 216,492 shares of common stock at the current fair market value on the date the shares were issued.

10. Stockholders’ Equity

Initial Public Offering

     In March 1999, Autobytel consummated its initial public offering and issued 3,500,000 shares of common stock at a price of $23 per share. An additional 1,000,000 shares of common stock were offered by selling stockholders at a price of $23 per share. Autobytel received proceeds of approximately $72,084, net of underwriting discounts, fees and other initial public offering costs.

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

Preferred Stock

     As of December 31, 2001, 11,445,187 shares of preferred stock with a $0.001 par value were authorized and undesignated.

Warrants

     In November 1998, Autobytel issued a warrant to purchase 150,000 shares of common stock to Invision AG, an investor in its Series C convertible preferred stock (Series C Preferred), in exchange for its commitment to assist Autobytel with organizational and start-up activities related to a Pan-European entity in which Autobytel may invest with Invision AG. The warrant was exercisable at $13.20 per share and expired in November 2001. The warrant was valued at $270, which was expensed in 1998, as Invision AG had fulfilled its commitment and had no further obligation to Autobytel.

     In December 1998, Autobytel issued warrants to purchase 289,800 shares of common stock to Aureus Private Equity AG (Aureus), an investor in its Series C Preferred, in exchange for its commitment to assist Autobytel with organizational and start-up activities related to a Pan-European entity in which Autobytel may invest with Aureus. The warrants were exercisable at $13.20 per share and expired in December 2001. The warrants were valued at $522, which was expensed in 1998, as Aureus had fulfilled its commitment and had no further obligation to Autobytel.

     In December 1998, Autobytel issued a warrant to purchase 300,000 shares of common stock to MediaOne Interactive Services, Inc. in exchange for the right to participate in the development of broadband application technology. The warrant was exercisable at $13.20 per share and expired in December 2001. The warrant was valued at $540 and expensed in 1999.

     The value of the unexercised warrants was reclassified from warrants to additional paid-in capital upon expiration.

     The fair value of each of these warrants was estimated using the Black-Scholes option-pricing model and the following assumptions: (1) no dividend yield, (2) volatility of 0.10%, (3) risk-free interest rate of 4.90%, and (4) a contractual life of three years.

2001 Restricted Stock Plan

     Autobytel’s 2001 Restricted Stock Plan (the “Restricted Plan”) was approved by the Board of Directors in June 2001 and the stockholders at the Annual Meeting held on August 14, 2001. The Plan allows for the granting of restricted stock and deferred share awards to selected directors, officers, employees, consultants or other service providers of Autobytel. Autobytel has reserved 1,500,000 shares under the Restricted Plan. The Board may grant restricted share awards that vest immediately or based on future conditions, and may include a purchase price if it so determines. The Board has the discretionary authority to impose, in agreements, such restrictions on shares of common stock issued pursuant to the Restricted Plan as it may deem appropriate or desirable, including but not limited to the authority to impose a right of first refusal or to establish repurchase rights or both of these restrictions. Upon a change of control, all awards become fully vested. Any repurchase right of Autobytel lapses on consummation of a change of control. As of December 31, 2001, there were no outstanding shares of common stock under the Restricted Plan.

11. Stock Option Plans

1996 Stock Option Plan

     Autobytel’s 1996 Stock Option Plan (the Option Plan) was approved by the Board of Directors in May 1996. The Option Plan was terminated by a resolution of the Board of Directors in October 1996, at which time 870,555 options had been issued. The Option Plan provided for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and for the granting to employees, consultants and directors of nonstatutory stock options. Autobytel reserved 1,194,444 shares of common stock for exercise of stock options under the Option Plan. The exercise price of incentive stock options granted under the Option Plan could not be lower than the fair market value of the common stock, and the exercise price of nonstatutory stock options could not be less than 85% of the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. With respect to any participants who, at the time of grant, owned stock that possessed more than 10% of the voting power of all classes of stock of Autobytel, the exercise price of any stock option granted to such person was to be at least 110% of the fair market value on the grant date, and the maximum term of such option was five years. The term of all other options granted under the Option Plan did not exceed 10 years. Stock options granted under the Option Plan vest according to vesting schedules determined by the Board of Directors.

1996 Stock Incentive Plan

     Autobytel’s 1996 Stock Incentive Plan (the Incentive Plan) was approved by the Board of Directors in October 1996. The Incentive Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Code, and for the granting to employees, directors and consultants of nonstatutory stock options and stock purchase rights. Autobytel has reserved a total of 833,333 shares of common stock for issuance under the Incentive Plan. The exercise price of stock options granted under the Incentive Plan cannot be lower than the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. With respect to any participants who, at the time of grant, own stock possessing more than 10% of the voting power of all classes of stock of Autobytel, the exercise price of stock options granted to such person must be at least 110% of the fair market value on the grant date, and the maximum term of such options is five years. The term of all other options granted under the Incentive Plan may be up to 10 years. Stock options granted under the Incentive Plan vest according to vesting schedules determined by the Board of Directors.

Rescission Offer for Stock Options Granted in Excess of the 1996 Incentive Plan Limit

     From May 1997 to January 1999, Autobytel issued grants of incentive stock options in excess of the Incentive Plan limit of 833,333 shares. Subsequent to December 31, 1998, Autobytel offered to exchange the affected options for a cash payment or a new grant of incentive stock options under the 1999 Option Plan. In 1999, Autobytel resolved this matter without a material impact on its financial statements. Total cash payments were less than $10. The new stock options were granted at the fair market value at the date of the new grant, which equaled the exercise price of the original options. All other significant provisions associated with the options remained the same.

1998 Stock Option Plan

     Autobytel’s 1998 Stock Option Plan (the 1998 Option Plan) was adopted in December 1998. Autobytel has reserved 1,500,000 shares under the 1998 Option Plan. The 1998 Option Plan provides for the granting to employees of incentive stock options within the meaning of the Code, and for the granting to employees of nonstatutory stock options.

     The exercise price of non-statutory options granted under the 1998 Option Plan cannot be lower than 85% of the fair market value of the common stock on the date of grant. The exercise price of all incentive stock options granted cannot be lower than the fair market value on the grant date. With respect to any participants who beneficially own more than 10% of the voting power of all classes of stock of Autobytel, the exercise price of any stock option granted to such person must be at least 110% of the fair market value on the grant date, and the maximum term of such option is five years. The term of all other options granted under the 1998 Option Plan may be up to 10 years. Under the 1998 Option Plan, certain stock options (Performance Options) vest over a time period determined by the Board of Directors, however, the vesting could be accelerated based on the performance of Autobytel’s common stock.

     In December 2001, the Board of Directors granted Performance Options to purchase 200,000 shares of common stock to Jeffrey Schwartz, Autobytel’s Chief Executive Officer, at an exercise price of $1.60 per share, which represents the fair market value on the date of grant. These options vest over a five-year period, but the vesting could be accelerated based on the performance of Autobytel’s common stock. The accelerated vesting schedule provides that the grants will vest if the average trading price of the common stock for any 60 consecutive trading days is equal to or exceeds $5.00. All other stock options granted under the 1998 Option Plan vest according to vesting schedules determined by the Board of Directors.

     The 1998 Option Plan provides that, unless otherwise provided in the stock option agreement, in the event of any merger, consolidation, or sale or transfer of all or any part of Autobytel’s business or assets, all rights of the optionee with respect to the unexercised portion of any option will become immediately vested and may be exercised immediately, except to the extent that any agreement or undertaking of any party to any such merger, consolidation, or sale or transfer of assets makes specific provisions for the assumption of the obligations of Autobytel with respect to the 1998 Option Plan.

1999 Stock Option Plan

     Autobytel’s 1999 Stock Option Plan (the 1999 Option Plan) was adopted in January 1999. Autobytel has reserved 1,800,000 shares under the 1999 Option Plan. The 1999 Option Plan provides for the granting of stock options to key employees of Autobytel. Under the 1999 Option Plan, not more than 1,000,000 shares may be issued pursuant to options granted after March 31, 1999.

     The 1999 Option Plan provides for an automatic grant of an option to purchase 20,000 shares of common stock to each non-employee director on the date on which the person first becomes a non-employee director. In each successive year the non-employee director will automatically be granted an option to purchase 5,000 shares on November 1 of each subsequent year provided the non-employee director has served on the Board for at least six months. Each option will have a term of 10 years and will be granted at the fair market value of Autobytel’s common stock on the date of grant. The options vest in their entirety and become exercisable on the first anniversary of the grant date, provided that the optionee continues to serve as a director on such date.

     The 1999 Option Plan is similar in all other material respects to the 1998 Option Plan.

1999 Employee and Acquisition Related Stock Option Plan

     Autobytel’s 1999 Employee and Acquisition Related Stock Option Plan (the Employee and Acquisition Option Plan) was approved by the Board of Directors in September 1999. Autobytel has reserved a total of 1,500,000 shares of common stock for issuance under the Employee and Acquisition Option Plan. The Employee and Acquisition Option Plan provides for the granting to employees and acquired employees of incentive stock options within the meaning of the Code, and for the granting to employees, acquired employees and service providers of nonstatutory stock options. The exercise price of incentive stock options granted can not be lower than the fair market value on the date of grant and the exercise price of nonstatutory stock options can not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of stock options granted to individuals beneficially owning more than 10% of the voting power of all classes of Autobytel stock must be at least 110% of the fair market value on the grant date and have a maximum term of five years. The term of all other options granted under the Employee and Acquisition Option Plan may be up to 10 years. Stock options granted under the Employee and Acquisition Option Plan vest according to vesting schedules determined by the Board of Directors.

2000 Stock Option Plan

     Autobytel’s 2000 Stock Option Plan (the 2000 Option Plan) was approved by the Board of Directors in April 2000. The 2000 Option Plan provides for the granting of both incentive stock options and nonqualified stock options to eligible employees, consultants and outside directors of Autobytel. Autobytel has reserved 3,000,000 shares under the 2000 Option Plan.

     In August 2001, the Board of Directors granted Performance Options to purchase 200,000 shares of common stock to Mr. Schwartz at an exercise price of $0.90 per share, which represents the fair market value on the date of grant. These options vest over a seven year period, but the vesting could be accelerated based on the performance of Autobytel’s common stock. The accelerated vesting schedule provides that the grants will vest in six installments, each of the first and second installments being for 40,000 shares and each of the remaining installments covering 42,500 shares. One installment vests on each six month anniversary period if pre-established average trading prices of the common stock are achieved. These installments will vest if the average trading price exceeds $1.80, $2.70, $3.60, $4.50, $5.40 and $6.30, respectively, in the applicable period after the date of grant. All other stock options granted under the 2000 Option Plan vest according to vesting schedules determined by the Board of Directors.

     The 2000 Option Plan is similar in all other material respects to the 1999 Option Plan.

Stock Option Changes

     A summary of the status of Autobytel’s stock options as of December 31, 1999, 2000 and 2001, and changes during the years then ended is presented below:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 1998	2,859,340	$10.87
Granted	2,235,598	12.51
Exercised	(362,630)	2.19
Canceled	(813,747)	13.25

Outstanding at December 31, 1999	3,918,561	12.12
Granted	4,653,244	7.08
Exercised	(280,000)	2.29
Canceled	(1,612,025)	11.14

Outstanding at December 31, 2000	6,679,780	9.26
Assumption of Autoweb options on date of acquisition	1,296,089	8.07
Granted	1,564,664	1.32

		Weighted
	Number of	Average
	Options	Exercise Price

Exercised	(6,667)	0.90
Canceled	(3,235,496)	8.97
Outstanding at December 31, 2001	6,298,370	$7.19

Exercisable at December 31, 1999	1,331,924	$8.90

Exercisable at December 31, 2000	2,160,318	$10.89

Exercisable at December 31, 2001	3,645,267	$9.45

Weighted-average fair value of options granted during 1999 (2,235,598 options)		$3.81
Weighted-average fair value of options granted during 2000 (4,653,244 options)		$4.82
Weighted-average fair value of options granted during 2001 (1,564,664 options)		$1.02

     The fair value of each option granted through December 31, 2001 is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (1) no dividend yield, (2) volatility of 92.63%, 102.71% and 55.90% for the years ended December 31, 2001, 2000 and 1999, respectively, (3) weighted-average risk-free interest rate of approximately 4.78%, 6.07% and 5.36% for the years ended December 31, 2001, 2000 and 1999, respectively, and (4) an expected life of four to seven years.

     The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Life	Exercise	Number of	Exercise
Exercise Price	Options	(in years)	Price	Options	Price

Less than $1.00	597,470	9.55	$0.89	42,303	$0.89
$1.00 - $1.88	934,919	9.64	1.43	115,802	1.40
$2.03 - $3.69	306,103	8.99	2.64	72,816	2.72
$4.19 - $4.50	374,524	3.36	4.50	364,205	4.50
$5.25 - $5.63	194,000	8.69	5.33	105,911	5.39
$6.19 - $6.25	418,500	6.08	6.19	158,221	6.19
$6.50	1,147,702	5.86	6.50	846,530	6.50
$6.51 - $9.00	374,975	8.46	7.05	277,992	7.03
$9.15 - $10.06	90,846	8.31	9.21	72,951	9.19
$10.38	330,011	5.83	10.38	208,150	10.38
$10.81 - $11.08	98,657	8.29	10.98	79,701	10.97
$13.20	913,360	3.64	13.20	898,187	13.20
$13.50 - $15.50	163,083	7.82	14.36	122,583	14.42
$16.00 - $19.75	183,575	7.39	16.86	125,858	16.93
$24.28 - $29.90	162,703	7.85	24.84	146,887	24.83
$41.43 - $44.51	7,942	7.47	43.25	7,170	43.23

Less than $1.00 - $44.51	6,298,370	6.93	$7.19	3,645,267	$9.45

Stock-Based Compensation

     From January to March 1999, Autobytel granted stock options to purchase 388,236 shares of common stock under the 1999 Stock Option Plan. These stock options were granted to employees and directors at exercise prices of $13.20 and $16.00 per share which were below the fair market value at the date of grant. In relation to these grants, Autobytel will recognize non-cash compensation expense of approximately $1,966 ratably over the vesting term of one to four years. Compensation expense of approximately $242, $393 and $1,063 was recognized as operating expense in 2001, 2000 and 1999, respectively.

Pro Forma Disclosure

     Had compensation cost for Autobytel’s stock option grants for its stock-based compensation plans been determined consistent with SFAS No. 123, Autobytel’s net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999 would approximate the pro forma amounts below:

	Years Ended December 31,

	2001	2000	1999

Net loss, as reported	$(44,851)	$(29,034)	$(23,320)
Net loss per share, as reported	(1.84)	(1.45)	(1.48)
Net loss, pro forma	(49,283)	(36,901)	(27,850)
Net loss per share, pro forma	$(2.02)	$(1.84)	$(1.77)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Option Exchange Offer

     On December 14, 2001 Autobytel commenced an offer to exchange all options outstanding under its stock option plans, including Autoweb options assumed by Autobytel in connection with the acquisition of Autoweb, that had an exercise price per share of more than $4.00 for new options.

     The offer expired on January 15, 2002. Pursuant to the offer, Autobytel accepted for cancellation on January 16, 2002, options to purchase 1,450,534 shares of common stock, representing approximately 29% of the options that were eligible to be tendered for exchange. Subject to the terms and conditions of the offer, Autobytel will grant new options to purchase an aggregate of up to 794,542 shares of common stock in exchange for those options Autobytel accepted for cancellation. The new options will be granted within 20 business days after the date which is at least six months and one day after January 16, 2002 at the current fair market value on the date of grant.

12. Stock Purchase Plan

1996 Employee Stock Purchase Plan

     Autobytel’s 1996 Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors in November 1996. The Purchase Plan, which is intended to qualify under Section 423 of the Code, permits eligible employees of Autobytel to purchase shares of common stock through payroll deductions of up to ten percent of their compensation, up to a certain maximum amount for all purchase periods ending within any calendar year. Autobytel has reserved a total of 444,444 shares of common stock for issuance under the Purchase Plan. The price of common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first or last day of each six month purchase period. Employees may end their participation in the Purchase Plan at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with Autobytel.

     During the years ended December 31, 2001 and 2000, 121,824 and 21,740 shares of common stock were issued under the Purchase Plan, respectively.

13. Goodwill Impairment, Restructuring and Other Charges

Goodwill Impairment

     During 2001, CarSmart experienced a decline in its number of dealers, primarily resulting from a reduction in sales and marketing resources allocated to the CarSmart.com brand, which led to substantial declines in sales and operating cash flow. As a result of Autobytel’s evaluation of the operations, all of CarSmart’s operations were transferred to Autobytel’s Irvine facility. Due to the economic changes discussed above and the decision to close CarSmart’s facility, Autobytel performed an evaluation of the recoverability of all of the assets of CarSmart as described in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” In June 2001, based on an analysis of undiscounted expected future cash flows, Autobytel determined that goodwill recorded on its balance sheet in connection with its acquisition of CarSmart (see Note 3) was in excess of the current estimated fair value of $1,300. As a result, Autobytel recorded a $21,614 non-cash charge for the impairment of goodwill. During the second half of 2001, CarSmart dealer counts declined further than anticipated. In December 2001, Autobytel determined that the CarSmart goodwill was fully impaired and wrote-off the remaining unamortized balance of $1,253 as a non-cash charge for the impairment of goodwill.

International Restructuring and Related Charges

     In June 2001, due to a decline in the general economic climate and the environment for Internet related activities in Europe, Autobytel announced the restructuring of Autobytel.Europe. (See Note 5.) The restructuring primarily consisted of significant staff reductions at Autobytel.Europe to enhance operating efficiencies. In 2001, Autobytel recorded a charge of $11,202. The charge consisted of $5,039 for employee separation costs, facilities and contract termination costs related to the restructuring of Autobytel.Europe, $3,413 related to the write-off of obsolete international software, and $2,750 related to the write-off of investments in Auto-By-Tel AB, Automoviles Bytel S.A. and Autoatnet S.A. In late 2001, due to a reduction in management’s previous estimates of the cost of international software to be capitalized and potential future liabilities related to the restructuring of Autobytel.Europe’s operations, Autobytel reversed over accrued amounts and recorded a $2,021 benefit related to the write-off of capitalized software and a $1,952 benefit related to the restructuring of Autobytel.Europe’s business activities.

     The restructuring of Autobytel.Europe is expected to lead to changes in Autobytel.Europe’s capital structure because of the reduction of its business activities. Autobytel is currently discussing the future capital structure of Autobytel.Europe with the other investors of Autobytel.Europe. Changes to the capital structure of Autobytel.Europe are expected to substantially reduce the cash on hand at Autobytel.Europe and to require Autobytel to recognize material non-cash charges. Autobytel does not anticipate contributing additional cash to Autobytel.Europe above the $5,000 it initially contributed. Autobytel expects that following the restructuring, its ownership of Autobytel.Europe will decline from 76.5% to less than 50% and that it will no longer consolidate Autobytel.Europe in its financial statements but will account for its investment in Autobytel.Europe under the equity method. There is no assurance that the expected changes to Autobytel.Europe's capital structure will be achieved.

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

Domestic Restructuring and Other Charges

     In 2001, Autobytel recorded a total of $4,514 for domestic restructuring and other charges. The charges were comprised of $992 for the reorganization of dealer operations, including personnel costs, the elimination of duplicate facilities and the write-down of fixed assets, $869 primarily for contract termination costs related to online advertising and the aftermarket program on the Autobytel.com Web site as well as the write-off of previously capitalized software related to the aftermarket program and $2,653 for restructuring charges related to the integration of Autoweb into Autobytel due to the acquisition of Autoweb, including compensation costs for the retention of Autoweb employees through the completion of the integration process.

     A summary of the goodwill impairment, restructuring and other charges for the year ended December 31, 2001 is as follows:

	Total	Non-Cash	Cash	Accrued
	Charge	Charges	Payments	Liability

Goodwill impairment	$22,867	$22,867	$—	$—
International restructuring and related charges	7,229	4,277	1,936	1,016
Domestic restructuring and other charges	4,514	739	3,665	110

Total	$34,610	$27,883	$5,601	$1,126

14. Income Taxes

     No provision for federal income taxes has been recorded as Autobytel incurred net operating losses through December 31, 2001. As of December 31, 2001, Autobytel had approximately $164,600 of federal and $80,400 of state net operating loss carryforwards available to offset future taxable income. Of the $164,600 of federal and $80,400 of state net operating loss carryforwards, $71,200 and $33,400, respectively, relate to Autoweb activities prior to the acquisition. These net operating loss carryforwards expire in various years through 2021. Utilization of the net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

     Autobytel accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Net deferred income tax assets, totaling approximately $67,900 and $35,900 as of December 31, 2001 and 2000, respectively, consist primarily of the tax effect of net operating loss carryforwards, reserves and accrued expenses which are not yet deductible for tax purposes. Autobytel has provided a full valuation allowance on these deferred income tax assets because of uncertainty regarding their realization.

15. Related Party Transactions

Peter R. Ellis

     In June 1998, Peter R. Ellis, co-founding member and stockholder, resigned from Autobytel as Chief Executive Officer. In August 1998, Autobytel executed a two-year agreement with Mr. Ellis to provide advisory services. Under the agreement, Mr. Ellis received $40 and $20 in 2000 and 1999, respectively. The amounts paid to Mr. Ellis under this agreement are included in operating expenses in the accompanying consolidated statements of operations. In January 2000, Mr. Ellis gave Autobytel a 90-day termination notice of the agreement.

Consulting Agreement

     Autobytel and Robert Grimes, a current director and a former Executive Vice President of Autobytel, are parties to a two year consulting services agreement dated April 1, 2000. During the term of the consulting agreement, Mr. Grimes will receive $50 per year payable on a monthly basis and a $2.5 monthly office expense allowance. Mr. Grimes will make himself available to the executive officers of Autobytel for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships. Autobytel may terminate the agreement upon Mr. Grimes’ breach of contract. If Mr. Grimes’ agreement is terminated without breach, Mr. Grimes is entitled to either a pro rated or a lump sum payment equal to the salary that would have been received by Mr. Grimes if he had remained a consultant for the remaining balance of the two year term. In the event of death or disability, Autobytel will pay to Mr. Grimes or his successors and assigns the amount that Mr. Grimes would have received for the remainder of the term of the agreement. Mr. Grimes has the right to terminate the agreement upon 90 days notice to

Autobytel. During the term of the agreement, Mr. Grimes will be entitled to participate in all of Autobytel’s employee welfare benefit plans at Autobytel’s expense.

16. Business Segment

     Autobytel conducts its business within one business segment, which is defined as providing Internet automotive marketing services.

     Autobytel.Europe, a majority-owned subsidiary of Autobytel, operates to support our Internet automotive marketing services with certain licensees in Europe. In June 2001, Autobytel announced the restructuring of Autobytel.Europe which significantly reduced Autobytel.Europe’s business activities. Autobytel does not expect to devote substantial resources to Autobytel.Europe.

     Summarized financial data for Autobytel.Europe is as follows:

	Years Ended
	December 31,

	2001	2000

Revenues	$2,703	$2,471
Net loss	(6,677)	(2,010)
Total assets	28,997	38,571
Total liabilities	$1,401	$3,904

17. Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for Autobytel, including Autoweb from the date of acquisition on August 14, 2001 is as follows:

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001

Revenues	$20,505	$18,182	$15,728	$16,653
Loss from operations	(924)	(3,952)	(39,420)	(5,277)
Net loss	(896)	(3,238)	(36,641)	(4,076)
Basic and diluted net loss per share	$(0.03)	$(0.13)	$(1.80)	$(0.20)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2000	2000	2000	2000

Revenues	$16,809	$17,539	$17,084	$15,100
Loss from operations	(6,700)	(7,740)	(11,365)	(9,573)
Net loss	(3,253)	(7,919)	(9,784)	(8,078)
Basic and diluted net loss per share	$(0.16)	$(0.39)	$(0.48)	$(0.42)

18. Subsequent Events (Unaudited)

Litigation

     In March 2002, Autobytel agreed to settle the litigation matters described in Note 8 related to Mr. Heshion. The settlement will not have a material adverse effect on Autobytel's financial condition.

AUTOBYTEL INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Years Ended December 31,

	2001	2000	1999

Allowance for doubtful accounts:
Beginning balance	$2,185	$1,380	$466
Acquired on August 14, 2001 as part of the Autoweb acquisition	2,694	—	—
Additions	5,451	1,156	1,066
Write-offs	(3,221)	(351)	(152)
Ending balance	$7,109	$2,185	$1,380

EXHIBIT INDEX

Sequentially
Numbered
Number	Description	Page

2.1	Agreement and Plan of Merger dated October 14, 1999, entered into among Autobytel Inc. (formerly autobytel.com inc. (“Autobytel”)), Autobytel Acquisition I Corp., A.I.N. Corporation, and shareholders of A.I.N. Corporation is incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2000 (the “February 2000 8-K”)
2.2	Amendment to Agreement and Plan of Merger dated January 25, 2000, entered into among Autobytel, Autobytel Acquisition I Corp., A.I.N. Corporation, and shareholders of A.I.N. Corporation is incorporated herein by reference to Exhibit 2.2 of the February 2000 8-K.
2.3	Amendment No. 2 to Agreement and Plan of Merger dated February 14, 2000, entered into among Autobytel, Autobytel Acquisition I Corp., A.I.N. Corporation, and shareholders of A.I.N. Corporation is incorporated herein by reference to Exhibit 2.3 of the February 2000 8-K.
2.4	Composite Conformed Acquisition Agreement, dated as of April 11, 2001 by and among Autobytel, Autobytel Acquisition I Corp. and Autoweb.com, Inc. (“Autoweb”), is incorporated herein by reference from Annex A to the Proxy Statement/Prospectus included as a part of Amendment No. 1 (filed on July 17, 2001) to the Registration Statement on Form S-4. (File No. 333-60798) originally filed with the SEC on May 11, 2001 and declared effective (as amended) on July 18, 2001 (the “S-4 Registration Statement”)
3.1	Amended and Restated Certificate of Incorporation of Autobytel certified by the Secretary of State of Delaware (filed December 14, 1998 and amended March 1, 1999) is incorporated herein by reference to Exhibit 3.1 of Amendment No. 2 (filed on March 5, 1999) to Autobytel’s Registration Statement on Form S-1 (File No. 333-70621) originally filed with the SEC on January 15, 1999 and declared effective (as amended) on March 25, 1999 (the “S-1 Registration Statement”)
3.2	Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended June 30, 1999 filed with the SEC on August 12, 1999.
3.3*	Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel.
3.4	Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended September 30, 2000 filed with the SEC on November 13, 2000 (the “September 2000 10-Q”)
3.5	Amendment No.1 to Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended September 30, 2001 filed with the SEC on November 14, 2001 (the “September 2001 10-Q”)
4.1	Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the September 2001 10-Q.
4.2	Amended and Restated Investors’ Rights Agreement dated October 21, 1997 as amended from time to time, between Autobytel and the Investors named in Exhibit A thereto is incorporated herein by reference to Exhibit 4.2 of the S-1 Registration Statement.

Sequentially
Numbered
Number	Description	Page

10.1	Form of Indemnification Agreement between Autobytel and its directors and officers is incorporated herein by reference to Exhibit 10.1 of the S-1 Registration Statement.
10.2	Employment Agreement dated July 1, 1998 between Autobytel and Mark W. Lorimer is incorporated herein by reference to Exhibit 10.2 of the S-1 Registration Statement.
10.3	First Amendment dated as of July 31, 1998 to Employment Agreement between Autobytel and Mark W. Lorimer is incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the Quarter Ended September 30, 1999 filed with the SEC on November 12, 1999
10.4	Letter agreement dated July 28, 2000 between Autobytel and Andrew F. Donchak is incorporated herein by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the SEC on March 29, 2001 (the “2000 10-K”)
10.5	Employment Agreement, dated as of May 3, 2000, between Dennis Benner and Autobytel is incorporated herein by reference to Exhibit 10.5 of the September 2000 10-Q.
10.6	Employment Agreement, dated as of April 3, 2000 between Ariel Amir and Autobytel is incorporated herein by reference to Exhibit 10.6 of the 2000 10-K.
10.7	Contract of Employment, dated September 1, 2000, between Max Rens and Autobytel.Europe Holdings B.V. is incorporated herein by reference to Exhibit 10.4 of the September 2000 10-Q.
10.8	Employment Agreement dated as of February 14, 2000 among A.I.N. Corporation, Autobytel and Michael Gorun is incorporated herein by reference to Exhibit 10.8 of Annual Report on Form 10-K for the Year Ended December 31, 1999 filed with the SEC on March 23, 2000 (the “1999 10-K”)
10.9	1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to the S-1 Registration Statement filed with the SEC on February 9, 1999 (the S-1 Amendment”)
10.10	autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit 10.8 of the S-1 Amendment.
10.11	autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.30 of the S-1 Amendment.
10.12	autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Registration Statement filed on Form S-8 (File No. 333-90045) filed with the SEC on November 1, 1999.
10.13	Amendment No. 1 to the autobytel.com inc. 1998 Stock Option Plan dated September 22, 1999 is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the Quarter Ended September 30, 1999 filed with the SEC on November 12, 1999.
10.14	Amendment No. 1 to the autobytel.com inc. 1999 Stock Option Plan, dated September 22, 1999 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended September 30, 1999 filed with the SEC on November 12, 1999.
10.15*	Form of Autobytel Dealer Agreement, including Pre-Owned Cyberstore program.
10.16*†	Interactive Marketing Agreement dated June 30, 1999 between Autoweb.com and America Online, Inc.

Sequentially
Numbered
Number	Description	Page

10.17*†	Amendment No.1 to Interactive Marketing Agreement dated April 7, 2000 between Autoweb and America Online, Inc.
10.18*	Separation Agreement dated as of December 14, 2001 between Autobytel and Mark Lorimer.
10.19*	Separation Agreement dated as of January 17, 2002 between Autobytel and Dennis Benner.
10.20*	Form of Autoweb General Dealer Agreement.
10.21	Amended and Restated Operating Agreement dated as of January 6, 2000 among Autobytel.Europe LLC, Autobytel, GE Capital Equity Holdings, Inc., Inchcape Overseas Investments B.V. and Pon Holdings B.V. is incorporated herein by reference to Exhibit 10.31 of the 1999 10-K.
10.22	1996 Stock Option Plan and related agreements are incorporated herein by reference to Exhibit 10.5 of the S-1 Amendment.
10.23	1996 Stock Incentive Plan and related agreements are incorporated herein by reference to Exhibit 10.6 of the S-1 Amendment.
10.24†	Intercompany Software License Agreement dated as of January 6, 2000 between Autobytel and Autobytel.Europe LLC is incorporated herein by reference to Exhibit 10.34 of the 1999 10-K.
10.25	Form of Autobytel Gold Term Services Agreement is incorporated herein by reference to Exhibit 10.35 of the 1999 10-K.
10.26*	Form of CarSmart Internet Marketing Agreement.
10.27	autobytel.com inc. Retirement Savings Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-33038) with the SEC on June 15, 2000.
10.28	Letter agreement, dated July 14, 2000, between ABN AMRO Bank N.V. and Autobytel.Europe Holdings B.V. regarding foreign currency forward transaction is incorporated herein by reference to Exhibit 10.1 of the September 2000 10-Q.
10.29	Letter agreement, dated July 19, 2000 between ABN AMRO Bank N.V. and Autobytel. Europe Holdings B.V. regarding foreign currency forward transaction is incorporated herein by reference to Exhibit 10.2 of the September 2000 10-Q.
10.30	Letter agreement, dated July 24, 2000 between ABN AMRO Bank N.V. and Autobytel. Europe Holdings B.V. regarding foreign currency forward transaction is incorporated herein by reference to Exhibit 10.3 of the September 2000 10-Q.
10.31	First Amendment to Amended and Restated Operating Agreement, dated as of January 27, 2000 among Autobytel, GE Capital Holdings, Inc., Inchcape Overseas Investments B.V. and Pon Holdings B.V. is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended March 31, 2000 filed with the SEC on May 15, 2000.

Sequentially
Numbered
Number	Description	Page

10.32	Second Amendment to Amended and Restated Operating Agreement, dated as of April 6, 2000 among Autobytel, GE Capital Holdings, Inc., Inchcape Overseas Investments B.V., Pon Holdings B.V. and e-LaSer S.A. is incorporated herein by reference to Exhibit 10.34 of the 2000 10-K
10.33	autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-39396) with the SEC on June 15, 2000.
10.34	Employment Agreement dated as of April 18, 2001 between Autobytel and Hoshi Printer incorporated herein by reference to Exhibit 10.9 of Amendment No. 1 to the S-4 Registration Statement
10.35	Employment Agreement dated August 30, 1999 between Autobytel and Amit Kothari is incorporated herein by reference to Exhibit 10.37 of the 2000 10-K.
10.36	autobytel.com inc. 2001 Restricted Stock Plan is incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-8 (File No. 333-67692) with the SEC on August 16, 2001 (the “August 2001 S-8”)
10.37*	Amendment No. 1 to Employment Agreement dated as of January 30, 2002 between Autobytel and Amit Kothari.
10.38	Autoweb 1997 Stock Option Plan is incorporated herein by reference to Exhibit 4.4 of the August 2001 S-8.
10.39	Autoweb 1999 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 4.5 of the August 2001 S-8.
10.40	Autoweb 1999 Directors Stock Option Plan is incorporated herein by reference to Exhibit 4.6 of the August 2001 S-8.
10.41	Amendment No. 1 to the Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(2) of Schedule TO filed with the SEC on December 14, 2001 (the “Schedule TO”)
10.42	Amendment No. 2 to the autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(5) of the Schedule TO.
10.43	Amendment No. 2 to the autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) of the Schedule TO.
10.44	Amendment No. 1 to the autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(10) of the Schedule TO.
10.45	Amendment No. 1 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(12) of the Schedule TO.
10.46*	Amendment No. 2 to the autobytel.com inc. 2000 Stock Option Plan.
10.47	Form of Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(13) of the Schedule TO.

Sequentially
Numbered
Number	Description	Page

10.48	Form of Stock Option Agreement pursuant to autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(14) of the Schedule TO.
10.49	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(15) of the Schedule TO.
10.50	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(16) of the Schedule TO.
10.51	Form of Stock Option Agreement pursuant to autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(17) of the Schedule TO.
10.52	Form of Performance Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(18) of the Schedule TO.
10.53	Form of Non-employee Directors Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(19) of the Schedule TO.
10.54*	Employment Agreement dated as of December 17, 2001 between Autobytel and Jeffrey Schwartz.
10.55*	Employment Agreement dated as of September 13, 2001 between Autobytel and John Honiotes.
10.56*†	Amendment Number 2 to Interactive Marketing Agreement, dated as of April 1, 2001 between Autoweb and America Online, Inc.
21.1*	Subsidiaries of Autobytel.
23.1*	Consent of Arthur Andersen LLP, Independent Public Accountants.
23.2*	Consent of Manheim Auctions.
24.1*	Power of Attorney (reference is made to the signature page)
99.1*	Letter from Autobytel to the SEC, dated March 21, 2002 relating to Arthur Andersen LLP.

†     Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.

*     Filed herewith.