Form 10-Q
period 2002-03-31
AUTOBYTEL  INC
filed 2002-05-14
CIK 1023364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 22239

Autobytel Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0711569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)
18872 MacArthur Boulevard Irvine, California (Address of principal executive offices)	92612 (Zip Code)

(949) 225-4500

(Registrant’s telephone number, including area code)

     Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of April 30, 2002, there were 31,137,099 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3. Quantitative And Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.1
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6

PART I.     FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)

	(Amounts in thousands,
	except share and
	per share data)
ASSETS
Current assets:
Domestic cash and cash equivalents	$24,315	$30,006
International cash and cash equivalents	—	28,784
Restricted cash	3,017	3,047
Accounts receivable, net of allowance for doubtful accounts and reserve for customer credits of $5,161 and $7,109, respectively	8,850	8,519
Prepaid expenses and other current assets	3,295	4,419

Total current assets	39,477	74,775
Property and equipment, net	2,901	2,889
Capitalized software, net	4,732	4,319
Investment in unconsolidated subsidiary	4,779	—
Goodwill, net	8,644	8,644
Other assets	154	154

Total assets	$60,687	$90,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,531	$9,108
Accrued expenses	4,638	9,005
Deferred revenues	4,634	4,708
Customer deposits	82	92
Other current liabilities	301	300

Total current liabilities	16,186	23,213

Minority interest	—	7,173
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 31,137,099 and 30,969,377 shares issued and outstanding, respectively	31	31
Additional paid-in capital	203,460	203,280
Accumulated other comprehensive loss	(45)	(2,438)
Accumulated deficit	(158,945)	(140,478)

Total stockholders’ equity	44,501	60,395

Total liabilities and stockholders’ equity	$60,687	$90,781

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2002	2001

	(Unaudited)

	(Amounts in thousands,
	except share and
	per share data)
Revenues
Program fees	$15,412	$12,834
Advertising	1,757	193
Enterprise sales	1,984	1,400
Other products and services	1,580	2,226

Total revenues	20,733	16,653

Operating expenses:
Sales and marketing	12,260	13,346
Product and technology development	5,753	3,988
General and administrative	3,057	3,604
Autobytel.Europe recapitalization and impairment charge	19,183	—
Domestic restructuring and other charges	—	992

Total operating expenses	40,253	21,930

Loss from operations	(19,520)	(5,277)
Interest income, net	391	1,150
Foreign currency exchange gain	1	717
Equity loss in unconsolidated subsidiary	(200)	(500)

Loss before minority interest and income taxes	(19,328)	(3,910)
Minority interest	866	(128)

Loss before income taxes	(18,462)	(4,038)
Provision for income taxes	5	38

Net loss	$(18,467)	$(4,076)

Basic and diluted net loss per share	$(0.59)	$(0.20)

Shares used in computing basic and diluted net loss per share	31,069,171	20,354,430

Comprehensive loss:
Net loss	$(18,467)	$(4,076)
Translation adjustment	—	(2,716)
Other comprehensive loss	—	(106)

Comprehensive loss	$(18,467)	$(6,898)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)

	(Amounts in thousands,
	except share and
	per share data)
Cash flows from operating activities:
Net loss	$(18,467)	$(4,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges:
Depreciation and amortization	901	726
Provision for bad debt	746	516
Loss on disposal of property and equipment	1	264
Reserve for foreign currency exchange loss	—	1,240
Compensation expense recorded for fair market value of stock options in excess of exercise price	20	62
Autobytel.Europe recapitalization and impairment charge	19,183	—
Equity losses in unconsolidated subsidiary	—	500
Minority interest	(866)	128
Changes in assets and liabilities:
Accounts receivable	(1,126)	(1,438)
Prepaid expenses and other current assets	1,108	434
Other assets	—	2
Accounts payable	(2,539)	348
Accrued expenses	(3,560)	(1,712)
Restructuring liabilities	(31)	—
Deferred revenues	(74)	(343)
Customer deposits	(10)	19
Other current liabilities	58	(182)
Other long-term liabilities	—	(47)

Net cash used in operating activities	(4,656)	(3,559)

Cash flows from investing activities:
Deconsolidation of Autobytel Europe	(28,163)	—
Investment in foreign entities	—	(413)
Notes receivable from foreign entity	—	(88)
Repayment of notes receivable from foreign entity	—	292
Purchases of property and equipment	(426)	(63)
Capitalized software costs	(903)	(2,265)

Net cash used in investing activities	(29,492)	(2,537)

Cash flows from financing activities:
Net proceeds from sale of common stock	160	55
Net proceeds from sale of subsidiary company stock	—	2,000

Net cash provided by financing activities	160	2,055

Effect of exchange rates on cash	(517)	(2,822)

Net decrease in cash and cash equivalents	(34,505)	(6,863)
Cash and cash equivalents, beginning of period	61,837	81,945

Cash and cash equivalents, end of period	$27,332	$75,082

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5	$31

Cash paid during the period for interest	$—	$1

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

      Since its inception in January 1995, Autobytel has experienced operating losses and has an accumulated deficit of $158,945 as of March 31, 2002. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

      The accompanying interim consolidated financial statements as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

      Although Autobytel believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001 included in Autobytel’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2002.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires Autobytel to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Autobytel believes its most significant policies which rely on the use of estimates and assumptions are those related to allowance for doubtful accounts, reserve for customer credits, goodwill, contingencies and restructuring.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain prior year accounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

      Cash and cash equivalents as of March 31, 2002 and December 31, 2001 were as follows:

	As of March 31, 2002			As of December 31, 2001

	Total	Restricted	Available	Total	Restricted	Available

Domestic	$27,332	$(3,017)	$24,315	$33,000	$(2,994)	$30,006
International	—	—	—	28,837	(53)	28,784

Total	$27,332	$(3,017)	$24,315	$61,837	$(3,047)	$58,790

      For purposes of the consolidated balance sheets and the consolidated statements of cash flows, Autobytel considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Domestic cash and cash equivalents represent amounts held by Autobytel for use by Autobytel. As of March 31, 2002 and December 31, 2001, $2,989 and $2,966, respectively, was held in a restricted interest bearing account to secure an appeal bond related to litigation (see Note 5.) and $28 was held by financial institutions as collateral for business credit cards. The litigation was settled in March 2002 and the bond was released in May 2002.

      International cash and cash equivalents represent amounts held by Autobytel.Europe for use as directed by Autobytel.Europe. These funds are not available to Autobytel. As a result of a reduction in Autobytel’s ownership of Autobytel.Europe (see Note 4.), Autobytel no longer consolidates Autobytel.Europe in its financial statements. Therefore, international cash and cash equivalents are not reported on Autobytel’s balance sheet as of March 31, 2002. As of December 31, 2001, $53 was held by Autobytel.Europe’s landlord as a security deposit.

Computation of Basic and Diluted Net Loss Per Share

      Net loss per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months ended March 31, 2002 and 2001, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of stock options and warrants are antidilutive. Autobytel evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also requires recognition of intangible assets, other than goodwill, in business combinations completed after June 30, 2001 and all acquisitions accounted for using the purchase method of accounting. Autobytel acquired Autoweb.com, Inc. after June 30, 2001 (see Note 3.) and accounted for the acquisition in accordance with SFAS No. 141.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, for which it is immediately applicable. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill must be assessed on at least an annual basis. The acquisition of Autoweb.com, Inc. has been accounted for in accordance with SFAS No. 142 as the acquisition was completed after June 30, 2001. Autobytel is currently assessing the effect of SFAS No. 142 on its acquired goodwill. If goodwill is determined to be impaired, Autobytel will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. As of March 31, 2002, the unamortized balance of goodwill related to the Autoweb acquisition was $8,644. During 2001, Autobytel recorded a $22,867 non-cash charge for the full impairment of goodwill and $888 in amortization expense related to A.I.N. Corporation.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Autobytel does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which was adopted by Autobytel on January 1, 2002, establishes standards for performing certain tests of impairment on long-lived assets. The adoption of SFAS No. 144 did not have a material effect on Autobytel’s financial position or results of operations.

3.	Acquisition of Autoweb.com, Inc.

      On August 14, 2001, Autobytel acquired all of the outstanding common stock of Autoweb.com, Inc., an Internet automotive service. Autobytel believes the acquisition created a stronger, more competitive company capable of achieving operational efficiencies and growth potential.

      Autoweb stockholders were issued 0.3553 shares of Autobytel common stock for each share of Autoweb common stock outstanding on the date of the acquisition for a total of 10,504,796 shares. The acquisition has been accounted for using the purchase method of accounting.

      The aggregate purchase price was $17,131 and consisted of common stock valued at $14,331 and transaction costs of $2,800. The value of the stock issued was determined based on the average market price of Autobytel’s common stock for the three days before and after the date the acquisition agreement was

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was initially recorded as goodwill in the amount of $10,399. In December 2001, the allocation of the purchase price was adjusted as described below and goodwill was reduced to $8,644. In accordance with SFAS No. 142, goodwill acquired in the Autoweb acquisition will not be amortized, rather it will be evaluated on at least an annual basis for impairment as the acquisition was completed subsequent to June 30, 2001.

      In conjunction with the acquisition, Autobytel estimated the exit costs of anticipated facilities integration, personnel costs and other expenses directly related to the contemplated consolidation of significant operations of Autoweb and Autobytel and accrued $5,789 for such costs and expenses. The employee termination costs consist primarily of compensation and benefits for approximately 80 employees at Autoweb in conjunction with the integration of operations into the Autobytel Irvine facility. In December 2001, the allocation of the purchase price was adjusted as a result of a reduction in Autobytel’s estimates and events and circumstances. Estimated outstanding transaction costs were reduced by $150, historical liabilities were reduced by $500 and liabilities from exit costs and restructuring were reduced by $1,104. The reduction in liabilities from exit costs and restructuring was a result of a negotiated release from Autoweb’s facilities lease and lower than expected employee termination costs. From the date of acquisition through March 31, 2002, $1,741 and $2,731 was paid for rent and compensation, respectively. As of March 31, 2002, the remaining accrual balance was $213.

      Autoweb’s results of operations from the date of acquisition on August 14, 2001 have been included in the accompanying consolidated statements of operations.

      The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Autoweb had occurred on January 1, 2000. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	December 31,

	2001	2000

	(Unaudited)
Revenue	$94,794	$118,812
Net loss	(65,131)	(58,494)
Basic and diluted net loss per share	$(2.11)	$(1.91)

4.	Autobytel.Europe LLC

      Autobytel.Europe LLC (Autobytel.Europe), formerly Auto-By-Tel International LLC, was incorporated in August 1997 and began operations in the fourth quarter of 1999. Autobytel.Europe was formed to expand the Autobytel business model and operations throughout Europe.

      In January 2000, Autobytel.Europe and Autobytel entered into an operating agreement with strategic investors to carryout the expansion plan. In the first quarter of 2000, a total of $36,700 was invested in Autobytel.Europe. The investment was comprised of a $31,700 contribution from strategic investors. Autobytel contributed $5,000, an exclusive, royalty-free, perpetual license to use or sublicense the “Autobytel” brand name and proprietary software, and assigned its existing License and Services Agreements for the United Kingdom, Scandinavia and Finland to Autobytel.Europe. In March 2001, a strategic investor contributed $2,000 to Autobytel.Europe. Cash contributed to Autobytel.Europe is for use as directed by Autobytel.Europe. These funds are not available to Autobytel. Autobytel does not anticipate contributing additional cash to Autobytel.Europe above the $5,000 it initially contributed.

      Autobytel.Europe was considered a start-up company. In accordance with Staff Accounting Bulletin No. 51, the difference between Autobytel’s carrying amount of the investment in Autobytel.Europe and its ownership interest in the underlying net book value of Autobytel.Europe immediately after the investment was reflected as a capital transaction and credited directly to Autobytel’s stockholders’ equity.

      Effective January 1, 2001, Autobytel.Europe changed its functional currency from U.S. Dollars to the Euro.

      In June 2001, due to a decline in the general economic climate and the environment for Internet related activities in Europe, Autobytel announced the restructuring of Autobytel.Europe. The restructuring primarily consisted of significant staff reductions at Autobytel.Europe and was expected to lead to changes in Autobytel.Europe’s capital structure because of the reduction of its business activities.

      On March 28, 2002, Autobytel.Europe completed a recapitalization. As a result, Autobytel’s ownership of Autobytel.Europe was reduced from 76.5% to 49%. Autobytel.Europe’s results of operations are consolidated in Autobytel’s results of operations through March 28, 2002, including a non-cash charge of $4,000 for terminated Autobytel.Europe contracts. As a result of the reduction in Autobytel’s ownership interest to 49%, Autobytel no longer consolidates Autobytel.Europe in its financial statements but accounts for its remaining investment in Autobytel.Europe under the equity method. At March 28, 2002, Autobytel reviewed its 49% investment in Autobytel.Europe and reduced the carrying amount to its estimated fair value. The reduction in the investment resulted in a non-cash charge of $15,185 to Autobytel. As of March 31, 2002, Autobytel had an investment in Autobytel.Europe with a remaining balance of $4,779 which Autobytel believes represents the fair value of its 49% ownership interest.

5.	Commitments and Contingencies

Litigation

      A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contained causes of action for

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and sought compensatory and punitive damages and equitable relief. The plaintiff contended he was entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins’ lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel was added and then dismissed as a cross defendant in such action. On December 14, 2001, the jury returned a unanimous verdict finding that A.I.N. and Mr. Gorun were not liable for breach of contract, breach of fiduciary duty or fraud and denying Martins any damages. Martins’ equitable claims for promissory estoppel and constructive trust were submitted to the court for decision. On April 5, 2002, the court issued a decision denying any relief on those claims. Autobytel and A.I.N. intend to vigorously contest any appeal by Martins.

      The selling shareholders of A.I.N. are obligated to indemnify Autobytel for all losses, including attorney’s fees, expenses, settlements and judgements, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250 in cash. As of March 31, 2002, the obligation was secured by 199,960 remaining shares of common stock and approximately $295 in cash after expenses. The selling shareholders have indicated that they dispute the amount and scope of their indemnity obligation. Autobytel and A.I.N. have instituted arbitration proceedings against the selling shareholders, seeking to enforce the indemnity obligations.

      In July 1998, Autobytel and certain of its past and current officers were sued by former employee Thomas Heshion in a lawsuit entitled Thomas Heshion, et al., v. Auto-By-Tel Corporation, et al., in Orange County Superior Court. Plaintiff claimed, among other things, that he was wrongfully terminated. In December 2000, a verdict in favor of plaintiff in the amount of $1,900 was rendered. The judgment was appealed. The plaintiff filed a new complaint against Autobytel and others stating, in part, that Autobytel’s counterclaim in the original lawsuit constituted malicious prosecution, abuse of process or negligence. In March 2002, Autobytel and Mr. Heshion settled the matters described above. The settlement did not have a material adverse effect on Autobytel’s financial condition.

      In August 2001, a purported class action lawsuit was filed in the United States District Court, Southern District of New York against Autobytel and certain of Autobytel’s current directors and officers and underwriters involved in Autobytel’s initial public offering. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The complaint against Autobytel has been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies and no date has been set for any response to the complaint. Autobytel believes that it has meritorious defenses to the complaint and intends to vigorously defend the action.

      Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers and underwriters involved in Autoweb’s initial public offering. The foregoing actions purport to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The complaints against Autoweb have been consolidated into a single action, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies and no date has been set for any response to the complaint. Autoweb believes that it has meritorious defenses to the complaints and intends to vigorously defend the actions.

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

6.	Accrued Liability for Restructuring and Other Charges

      In 2001, Autobytel recorded charges totaling $7,229 for international restructuring and related charges due to a decline in the general economic climate and the environment for Internet related activities in Europe. As a result of a reduction in Autobytel’s ownership of Autobytel.Europe (see Note 4.), Autobytel no longer consolidates Autobytel.Europe in its financial statements. Therefore, the remaining accrued liability related to these charges is not reported on Autobytel’s balance sheet as of March 31, 2002.

      In 2001, Autobytel recorded a total of $4,514 for domestic restructuring and other charges. The charges were related to the reorganization of dealer operations, the elimination of duplicate facilities, the write-down of fixed assets, contract termination costs related to online advertising and the aftermarket program on the Autobytel.com Web site, the write-off of previously capitalized software related to the aftermarket program and the integration of Autoweb into Autobytel following the acquisition of Autoweb. As of March 31, 2002, the remaining accrued liability related to these charges was $79.

      A summary of the remaining accrued liabilities related to the restructuring and other charges as of March 31, 2002 is as follows:

				Autobytel.
				Europe	Remaining
	Total	Non-Cash	Cash	Decon-	Accrued
	Charge	Charges	Payments	solidation	Liability

International restructuring and related charges	$7,229	$4,277	$2,133	$819	$—
Domestic restructuring and other charges	4,514	739	3,696	—	79

Total	$11,743	$5,016	$5,829	$819	$79

7.	Business Segment

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

      We acquired Autoweb.com, Inc. on August 15, 2001 and have included it in the discussion and analysis of our financial condition and results of operations below.

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

      In May 2002, we continued the restructuring of our operations to reduce costs and enhance efficiency. The restructuring involves staff reductions affecting approximately 15% of our employees. We expect that this staff reduction will result in a charge of approximately $0.5 million in the second quarter of 2002. In addition, we expect that it will generate savings of approximately $4.0 million on an annualized basis.

      On March 28, 2002, Autobytel.Europe completed a recapitalization. As a result, our ownership of Autobytel.Europe was reduced from 76.5% to 49%. Autobytel.Europe’s results of operations are consolidated in our results of operations through March 28, 2002, including a non-cash charge of $4.0 million for terminated Autobytel.Europe contracts. As a result of the reduction in our ownership interest to 49%, we no longer consolidate Autobytel.Europe in our financial statements but account for our remaining investment in Autobytel.Europe under the equity method. At March 28, 2002, we reviewed our 49% investment in Autobytel.Europe and reduced the carrying amount to its estimated fair value. The reduction in the investment resulted in a non-cash charge of $15.2 million to us. As of March 31, 2002, we had an investment in Autobytel.Europe with a remaining balance of $4.8 million. We do not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million we initially contributed.

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

      Our dealer contract terms generally range from 90 days to one year. The initial subscription fee from a dealer is recognized ratably over the term of the dealer’s contract. The majority of our program fees consist of monthly fees which are recognized in the period service is provided. In the first quarter of 2002 and 2001, program fees were $15.4 million and $12.8 million, or 74% and 77% of total revenues, respectively. Average monthly program fees per dealer were $787 and $724 in the first quarter of 2002 and 2001, respectively.

      Our advertising sales effort is primarily targeted to vehicle manufacturers and automotive-related mass market consumer vendors. Using the targeted nature of Internet advertising, manufacturers can advertise their brand image effectively to automotive consumers on any of our four Web sites. Vehicle manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Campaign specifications are typically negotiated with the advertising agency or directly with the manufacturer or automotive-related vendor. This new focus supplements our previously existing Web site advertising efforts. Revenues from advertising were $1.8 million and $0.2 million in the first quarter of 2002 and 2001, or 8% and 1% of total revenues, respectively.

      We also provide major dealer groups and automotive manufacturers with marketing services and access to a large number of potential car buyers from an attractive demographic base. Major dealer groups are dealerships that have corporate agreements with us. We have existing relationships with the majority of automotive manufacturers, such as General Motors and Ford, who use our data and technology tools. We began recognizing revenues from enterprise sales in 2001 and intend to focus on strengthening the size and quality of our relationships with major dealer groups and automotive manufacturers. Revenues from enterprise sales were $2.0 million and $1.4 million, or 10% and 9% of total revenues, in the first quarter of 2002 and 2001, respectively. Fees in the first quarter of 2001 represent fees from General Motors Corporation for services related to an online locate-to-order vehicle test program.

      In addition, we derive a portion of our revenues from other products and services on a fixed fee and per transaction basis. We recognize revenues from products and services which we continue to invest in, such as database marketing and classified listings, and products and services which we have redirected resources away from, such as financing, insurance and warranties. We also earn revenues from international licensing agreements. In the first quarter of 2002 and 2001, revenues from other products and services were $1.6 million and $2.2 million, or 8% and 13% of total revenues, respectively. Revenues in the first quarter of 2002 include $0.3 million from a database marketing agreement which called for a minimum initial fee.

      Our revenue is primarily dependent on:

•	our number of dealer, major dealer group and automotive manufacturer relationships,

•	the quality and number of purchase requests delivered to our participating dealers, major dealer groups and automotive manufacturers,

•	the fees paid by each dealer, major dealer group and automotive manufacturer on a subscription or per transaction lead basis, and

•	our dealers’ satisfaction with our services.

      Although we expect our program, enterprise and advertising revenue to increase in the future, our revenue is subject to considerable uncertainty. See “Risk Factors” below.

      As of March 31, 2002, we had approximately 8,900 dealer relationships. Of these, approximately 6,200 relationships were with program dealers. Approximately 3,700 relationships were with the Autobytel.com brand, 1,800 were with the Autobweb.com brand and 700 were with the CarSmart.com brand. Approximately 800 program dealers had more than one dealer relationship with us. Also included in our approximately 8,900 dealer relationships as of March 31, 2002, were approximately 2,700 enterprise relationships with major dealer groups and automotive manufacturers. Plymouth dealer relationships have been excluded due to the discontinuance of the brand by Daimler Chrysler at the end of the 2001 model year. Program dealer relationships consist of subscriptions to our new car marketing programs and our Used Vehicle CyberStore program. A decline of 600 program dealer relationships from December 31, 2001 to March 31, 2002 was primarily a result of the termination of approximately 900 program dealer relationships by the dealers or by us, the reclassification of approximately 200 program dealer relationships to enterprise relationships due to new corporate agreements between the dealer group and us, offset by the addition of approximately 500 program dealer relationships. An increase of 700 enterprise relationships from December 31, 2001 to March 31, 2002 was a result of adding approximately 500 enterprise relationships and reclassifying approximately 200 enterprise relationships from program dealer relationships. We cannot assure that we will be able to reduce our dealer attrition. Our inability or failure to reduce dealer attrition could have a material adverse effect on our business, results of operations and financial condition.

      Dealer participation in our programs may terminate for various reasons including:

•	extinction of the manufacturer brand,

•	selling or termination of the dealer franchise,

•	termination of the relationship by the dealer, and

•	termination by us.

      Vehicle purchase requests routed through our online systems were approximately 1.0 million, including 0.3 million purchase requests through Autoweb.com, in the first quarter of 2002 and approximately 0.8 million in the first quarter of 2001, or an increase of 27%.

      Because our primary revenue source is from program fees, our business model is significantly different from many other Internet commerce sites. The automobiles requested through our Web sites are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no significant cost of goods sold related to vehicles, no procurement, carrying or shipping costs and no inventory risk.

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

      Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $7.9 million and $6.2 million in the first quarter of 2002 and 2001, respectively. Also included in sales and marketing expenses are the costs associated with traditional media, such as television, radio and print advertising and with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

Critical Accounting Policies and Estimates

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements. There can be no assurance that actual results will not differ from our estimates and assumptions. For a detailed discussion of the application of these and other accounting policies, see Note 2. of the “Notes to Consolidated Financial Statements” in Part IV. Item 14. “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 22, 2002.

      Accounts Receivable. We maintain allowances for doubtful accounts and reserves for customer credits based on our estimate of losses that will result from the inability or refusal of our customers to pay for our services. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments to us, or if our customers were dissatisfied with our services resulting in their refusal to make payments to us, additional allowances and reserves may be required. The estimated provision for allowance for doubtful accounts is charged to operating expenses, while the estimated provision for customer credits is recorded as a reduction in revenue.

      We had a significant increase in our reserve for customer credits in 2001 as a result of issues with the delivery of purchase requests to Autoweb.com dealers. The delivery issues arose due to the conversion of the Autoweb.com Web site to a new technology platform. In the first quarter of 2002, actual credits processed related to the issues with the delivery of purchase requests to Autoweb.com dealers were less than originally estimated. As a result of this change in our estimate of required reserves for customer credits, we reversed $0.3 million in reserves and recorded a benefit in program fee revenues. Significant increases in required allowances and reserves have been recorded in recent periods and may occur in the future. If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, our allowance for doubtful accounts and reserves for customer credits as a percentage of revenues could increase and the impact on our business, results of operations or financial condition could be material.

      Goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to analyze goodwill for impairment whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable or at least on an annual basis. We estimate undiscounted future cash flows and make assumptions to determine the fair value of goodwill. If estimates or assumptions change in the future, we may be required to record goodwill impairment charges. During 2001, we recorded a $22.9 million non-cash charge for the full impairment of goodwill related to our acquisition of A.I.N. Corporation. In 2002 and each year thereafter, we will complete an assessment of goodwill related to our acquisition of Autoweb. If goodwill is determined to be impaired we will record a non-cash charge equal to the excess of the carrying value over the determined fair value. As of March 31, 2002, the unamortized balance of goodwill related to the Autoweb acquisition was $8.6 million.

      Restructuring. In the past, we have recorded reserves and write-offs in connection with the restructuring of our domestic and international operations. These reserves were based on estimates related to employee separation costs, settlements of contractual obligations, investments and other related costs. Although we do not anticipate significant changes, the actual costs may differ from these estimates. During 2001, we recorded $7.2 million and $4.5 million in international and domestic restructuring charges, respectively.

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

Results of Operations

      The following table sets forth our results of operations as a percentage of revenues:

	Three Months
	Ended
	March 31,

	2002	2001

Revenues
Program fees	74%	77%
Advertising	8	1
Enterprise sales	10	9
Other products and services	8	13

Total revenues	100	100

Operating expenses:
Sales and marketing	59	80
Product and technology development	28	24
General and administrative	15	22
Domestic restructuring and other charges	—	6
International restructuring and related charges	92	—

Total operating expenses	194	132

Loss from operations	(94)	(32)
Interest income, net	2	7
Foreign currency exchange gain	—	4
Equity loss in unconsolidated subsidiary	(1)	(3)

Loss before minority interest and income taxes	(93)	(24)
Minority interest	4	(1)

Loss before income taxes	(89)	(25)
Provision for income taxes	—	—

Net loss	(89)%	(25)%

Three Months Ended March 31, 2002 and 2001

      Revenues. Our revenues increased by $4.0 million, or 25%, to $20.7 million in the first quarter of 2002 compared to $16.7 million in the first quarter of 2001.

      Program Fees. Program fees consist of fees paid by dealers located in the United States and Canada who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of initial fees and monthly subscription and transaction fees for consumer leads, or purchase requests, directed to participating dealers. Program fees increased by $2.6 million, or 20%, to $15.4 million in the first quarter of 2002 compared to $12.8 million in the first quarter of 2001. The increase was primarily due to a $5.0 million increase as a result of our acquisition of Autoweb and an increase of $0.3 million due to a change in our estimate of required reserves for customer credits related to Autoweb.com, partially offset by a $2.7 million, or 21%, decrease in Autobytel and CarSmart program fees due to a decline in our number of dealer relationships. Our number of dealer relationships declined due to increased competition. With our acquisition of Autoweb and renewed focus on offering marketing services to dealers and automotive manufacturers, we expect our program revenues and dealer relationships to increase in 2002.

      Advertising. Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our

Web sites. Advertising revenue increased by $1.6 million, or 818%, to $1.8 million in the first quarter of 2002 compared to $0.2 million in the first quarter of 2001. The increase was due to a $1.2 million increase as a result of our acquisition of Autoweb and an increase of $0.4 million, or 185%, in Autobytel and CarSmart advertising revenues. As a result of our acquisition of Autoweb and the subsequent creation of our advertising sales media organization we expect our advertising revenues to increase in 2002.

      Enterprise Sales. Enterprise sales represent fees from major dealer groups and automotive manufacturers. Major dealer groups are dealerships that have corporate agreements with us. Enterprise sales increased by $0.6 million, or 42%, to $2.0 million in the first quarter of 2002 compared to $1.4 million in the first quarter of 2001. Enterprise sales of $2.0 million in the first quarter of 2002 includes fees from major dealer groups for purchase requests and from manufacturers for automotive marketing data and technology provided by AIC, a division of Autoweb. The enterprise sales of $1.4 million in the first quarter of 2001 represents fees received from General Motors Corporation for services related to an online locate-to-order vehicle test program. The agreement commenced in February 2001 and expired in November 2001. As a result of the acquisition of Autoweb and the anticipated addition of major dealer groups and automotive manufacturers through our enterprise sales initiatives we expect revenues from enterprise sales to increase in 2002.

      Other Products and Services. Revenues from other products and services include fees from database marketing, classified listings, license and service agreements with international licensees, insurance, financing and warranties. Revenues from other products and services decreased by $0.6 million, or 29%, to $1.6 million in the first quarter of 2002 compared to $2.2 million in the first quarter of 2001. The decrease was primarily due to a $1.2 million, or 56%, decline in international licensing, insurance, financing and website maintenance fees partially offset by an increase of $0.6 million in classified listing and database marketing fees. The $0.6 million increase includes $0.3 million related to a database marketing agreement calling for a minimum initial fee which was earned in the first quarter of 2002. We expect the decrease in other product and service revenues to continue as we have redirected resources away from products such as financing, insurance and warranties, to focus our efforts on offering marketing services to dealers and automotive manufacturers.

      Sales and Marketing. Sales and marketing expense primarily include advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with sales, training and support. Sales and marketing expense decreased by $1.0 million, or 8%, to $12.3 million in the first quarter of 2002 compared to $13.3 million in the first quarter of 2001. The decrease was primarily due to a $2.5 million, or 87%, decrease in television, print and radio advertising and a $0.2 million, or 7%, decrease in other advertising and sales expenses which were partially offset by an increase in online advertising of $1.7 million, or 28%. The increase in online advertising expenses was a result of $3.9 million in online advertising for Autoweb partially offset by a decrease of $2.2 million in online advertising for Autobytel. We expect our sales and marketing expenses as a percentage of revenues to remain flat or slightly decline.

      Product and Technology Development. Product and technology expense primarily include personnel costs related to enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure and amortization of software development costs. Product and technology development expense increased by $1.8 million, or 44%, to $5.8 million in the first quarter of 2002 compared to $4.0 million in the first quarter of 2001. The increase was primarily due to a $0.9 million, or 39%, increase in personnel and related costs primarily resulting from the addition of Autoweb operations to our business, a $0.4 million, or 22%, increase in other product and technology expenses, and $0.5 million in amortization of software development costs related to technology licensed to our international licensees which we began to amortize in the first quarter of 2002. In addition, we capitalized $0.9 million of software development costs related to our new customer relationship management product, RPM, in the first quarter of 2002. Software development costs capitalized in the first quarter of 2001 were $2.3 million and were primarily related to technology licensed to our international licensees. We expect our product and technology development expenses as a percentage of revenues to remain flat or slightly decline.

      General and Administrative. General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense was $3.1 million and $3.6 million for the first quarter of 2002 and 2001, respectively. General and administrative expense decreased by $0.5 million, or 15%. The decrease was primarily due to a $0.4 million, or 100%, decrease in goodwill amortization, and $0.3 million, or 36%, decrease in legal and financial consulting expenses partially offset by a $0.2 million, or 8%, increase in other general corporate expenses. In accordance with SFAS No. 142, goodwill of $8.6 million recorded on our balance sheet in connection with our acquisition of Autoweb in August 2001 is not amortized. Instead, on at least an annual basis, we will assess the carrying value of goodwill for impairment. We expect our general and administrative expenses as a percentage of revenues to remain flat or slightly decline.

      Autobytel.Europe recapitalization and impairment charge. In the first quarter of 2002, we recorded non-cash charges of $15.2 million for the write-down of our investment in Autobytel.Europe and $4.0 million for terminated Autobytel.Europe contracts.

      Domestic restructuring and other charges. In the first quarter of 2001, we recorded $1.0 million for domestic restructuring related to the reorganization of our dealer operations, including personnel costs, the elimination of duplicate facilities and the write-down of fixed assets.

      Interest Income, Net. For the first quarter of 2002, interest income decreased by $0.8 million, or 66%, to $0.4 million in the first quarter of 2002 compared to $1.2 million in the first quarter of 2001 due to lower cash balances and declining interest rates.

      Foreign Currency Exchange Gain, Net. Autobytel.Europe operates its business in the Euro which is its functional currency. It enters into transactions which require the use of currencies other than the Euro. Due to foreign exchange rate fluctuations, a nominal gain and a $0.7 million gain on cash held in foreign currency was realized in the first quarter of 2002 and 2001, respectively. As a result of a decrease in our ownership of Autobytel.Europe, we will no longer consolidate Autobytel.Europe in our financial statements.

      Equity Loss in Unconsolidated Subsidiary. Equity loss in an unconsolidated subsidiary represents our share of losses in our Australian venture. The loss recognized has been limited to the amount of our investment, or $0.2 million, in the first quarter of 2002 compared to $0.5 million in the first quarter of 2001.

      Minority Interest Gain. Minority interest represents the portion of Autobytel.Europe’s net loss allocable to other Autobytel.Europe shareholders. A portion of the loss generated by Autobytel.Europe, our majority-owned subsidiary through March 28, 2002, was allocated to its other shareholders resulting in a gain of $0.9 million in the first quarter of 2002 compared to a loss of $0.1 million in the first quarter of 2001. As of March 29, 2002, Autobytel.Europe is no longer a majority-owned subsidiary as we reduced our ownership to 49%.

Stock-options Granted in 2002

      From January through March 31, 2002, we granted stock options to purchase 565,500 shares of common stock under our 1998 Stock Option Plan and 1999 Employee and Acquisition Related Stock Option Plan. The stock options were granted at the fair market value on the date of grant.

Option Exchange Offer

      On December 14, 2001 we commenced an offer to exchange all options outstanding under our stock option plans, including Autoweb options we assumed in connection with the acquisition of Autoweb, that had an exercise price per share of more than $4.00 for new options.

      The offer expired on January 15, 2002. Pursuant to the offer, we accepted for cancellation on January 16, 2002, options to purchase 1,450,534 shares of common stock, representing approximately 29% of the options that were eligible to be tendered for exchange. Subject to the terms and conditions of the offer, we will grant new options to purchase an aggregate of up to 794,542 shares of common stock in exchange for those options we accepted for cancellation. The new options will be granted within 20 business days after the date which is at least six months and one day after January 16, 2002 at the current fair market value on the date of the new grant.

Employees

      As of April 30, 2002, we had a total of 260 employees. In May 2002, we continued the restructuring of our operations to reduce costs and enhance efficiency. The restructuring involves staff reductions affecting approximately 15% of our employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

      Net cash used in operating activities was $4.7 million for the three months ended March 31, 2002 and $3.6 million in the same period of 2001. Net cash used for the three months ended March 31, 2002 resulted primarily from the net loss for the period before non-cash charges, increased accounts receivable and decreased accounts payable and accrued expenses partially offset by a decrease in prepaid expenses and other current assets.

      Net cash used for the three months ended March 31, 2001 resulted primarily from the net loss for the period before non-cash charges, increased accounts receivable and decreased accrued expenses due to a reduction in our sales and marketing and product and technology expenditures.

      Net cash used in investing activities was $29.5 million and $2.5 million for the three months ended March 31, 2002 and 2001, respectively. Cash used in investing in 2002 was primarily related to the deconsolidation of Autobytel.Europe, expenditures for capitalized software related to our new customer relationship management software, RPM, and the purchase of computer hardware and software. Cash used in investing in 2001 was primarily related to capitalized software development costs.

      Net cash provided by financing activities was $0.1 million and $2.0 million for the three months ended March 31, 2002 and 2001, respectively. Cash provided by financing activities in 2002 was due to proceeds received from the sale of common stock. Cash provided by financing activities in 2001 was primarily due to funding received from a strategic partner for investment in Autobytel.Europe.

      As of April 30, 2002, we had approximately $26.9 million in cash and cash equivalents, of which approximately $3.0 million of cash was restricted as a deposit to secure an appeal bond in connection with the Heshion litigation. As a result of the settlement of the litigation with Mr. Heshion, the appeal bond was released in May of 2002. As a result of a reduction in our ownership of Autobytel.Europe, we no longer consolidate Autobytel.Europe in our financial statements. Therefore, international cash and cash equivalents are not reported on our balance sheet as of March 31, 2002. We do not anticipate contributing additional cash to Autobytel.Europe above our initial $5.0 million contribution.

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

      In each of January and April 2002, we invested $0.2 million in Autobytel Australia.

      With respect to years beyond the first quarter of 2003, we may be required to raise additional capital to meet our long term operating requirements. Since inception, our expenses have exceeded our revenues. We expect to be able to fund our operations from internally generated funds beginning in 2003. However, we cannot assure that we will be able to fund our operations from internally generated funds during such period or thereafter.

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

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also requires recognition of intangible assets, other than goodwill, in business combinations completed after June 30, 2001 and all acquisitions accounted for using the purchase method of accounting. We acquired Autoweb.com, Inc. after June 30, 2001 and accounted for the acquisition in accordance with SFAS No. 141.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, for which it is immediately applicable. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill must be assessed on at least an annual basis. The acquisition of Autoweb.com, Inc. has been accounted for in accordance with SFAS No. 142 as the acquisition was completed after June 30, 2001. We are currently assessing the effect of SFAS No. 142 on our acquired goodwill. If goodwill is determined to be impaired, we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. As of March 31, 2002, the unamortized balance of goodwill related to the Autoweb acquisition was $8.6 million. During 2001, we recorded a $22.9 million non-cash charge for the full impairment of goodwill and $0.9 million for amortization expense related to A.I.N. Corporation.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which we adopted on January 1, 2002, establishes standards for performing certain tests of impairment on long-lived assets. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

Risk Factors

      In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

and in Part I. Item 3. “Quantitative and Qualitative Disclosures About Market Risks” in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

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

      We have incurred losses every quarter since inception. Even if we achieve profitability, we might fail to sustain or increase that profitability in the future. We cannot assure that we will be profitable. Autobytel, including Autoweb from the date of acquisition, had an accumulated deficit of $158.9 as of March 31, 2002 and $140.5 million as of December 31, 2001.

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

      The majority of our revenues are derived from fees paid by our networks of participating dealers. If dealer attrition increases and we are unable to add new dealers to mitigate the attrition, our revenues may decrease. If the number of dealers in our networks declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. Generally, our participating dealers enter into written marketing agreements with us having a stated term ranging from 90 days to one year, but the dealer agreements are cancelable by the dealer upon 30 days notice. We cannot assure that dealers will not terminate their agreements with us. Participating dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and used vehicle dealers, major dealer groups and automotive manufacturers. We added approximately 1,000 dealer relationships to our dealer networks and approximately 900 dealer relationships were terminated by dealers or us during the first quarter of 2002. In order for us to grow or maintain our dealer networks, we need to reduce our dealer attrition. We cannot assure that we will be able to reduce the level of dealer attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition. As of March 31, 2002, we had approximately 8,900 dealer relationships. As of March 31, 2002, approximately 800 dealers had more than one dealer relationship with us.

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

      We acquired Autoweb in the third quarter of 2001.

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

      The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Web sites and technology obsolete. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our Web sites and iManager systems and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our Web sites and iManager systems, or other proprietary technology to customer requirements or to emerging industry standards.

We are vulnerable to electricity blackouts and communications system interruptions. The majority of our primary servers are located in a single location. If electricity or communications to that location or to our headquarters were interrupted, our operations could be adversely affected.

      We presently host our production Web Sites and certain systems, including Autobytel.com, Autoweb.com, CarSmart.com and iManager, at a secure hosting facility in Irvine, California. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future.

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

      Our licensees currently have Autobytel branded Web sites in the United Kingdom, Sweden, The Netherlands, Australia and Japan. We intend to expand our brand into other foreign markets primarily through licensing our trade names and by establishing relationships with vehicle dealers, automotive manufacturers and strategic investors located in foreign markets.

      We cannot be certain that we will be successful in introducing or marketing our services abroad. Revenue from our licensees may be adversely affected by risks in conducting business in their markets, such as:

•	changes in political conditions;

•	regulatory requirements;

•	potentially weaker intellectual property protections;

•	fluctuations in currency exchange rates; and

•	educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce.

      One or more of such factors may have a material adverse effect on our licensees and the revenue we derive from them. As a result, our results of operations and financial condition may be adversely affected.

      On March 28, 2002, Autobytel.Europe completed a recapitalization. As a result, our ownership of Autobytel.Europe was reduced from 76.5% to 49%. Autobytel.Europe’s results of operations are consolidated in Autobytel’s results of operations through March 28, 2002. As a result of the reduction in our ownership interest to 49%, we no longer consolidate Autobytel.Europe in our financial statements but account for our investment in Autobytel.Europe under the equity method. As of March 31, 2002, we had an investment in Autobytel.Europe with a remaining balance of $4.8 million. We do not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million we initially contributed.

Our computer infrastructure may be vulnerable to security breaches. Any such problems could jeopardize confidential information transmitted over the Internet, cause interruptions in our operations or cause us to have liability to third persons.

      Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breach could cause us to have liability to one or more third parties and disrupt all or part of our operations. A party who is able to circumvent our security measures could misappropriate proprietary information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our insurance does not currently protect against such losses. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

      Any of such failures regarding the Internet in general or our Web sites, technology systems and infrastructure in particular, or with respect to our dealers, would have a material and adverse affect on our business, results of operations and financial condition.

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

We could be adversely affected by litigation. If we were subject to a significant adverse litigation outcome, our financial condition could be materially adversely affected.

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

      As a result of a decline in our ownership of Autobytel.Europe in March 2002, we no longer consolidate Autobytel.Europe in our financial statements. Autobytel.Europe operated its business in the Euro which is its functional currency. Autobytel.Europe generated revenues, incurred general operating expenses and entered into transactions, including investments in joint ventures and licensees, which required the use of local foreign currencies. As a result of these transactions, we were exposed to gains and losses resulting from changes in foreign currency exchange rates. These fluctuations could have adversely affect our consolidated results of operations. In prior years, Autobytel.Europe entered into foreign currency forward contracts in an effort to minimize the risks and costs associated with these fluctuations. Neither we nor Autobytel.Europe enter into foreign currency forward contracts or other financial instruments for trading or speculative purposes.

      In July 2000, Autobytel.Europe entered into foreign currency forward exchange contracts which obligated Autobytel.Europe to exchange U.S. dollars for predetermined amounts of Netherlands guilders at specified exchange rates on specified dates. These contracts matured on June 26, 2001. In accordance with SFAS No. 133, these contracts were accounted for as hedged contracts. Our consolidated statements of operations include a nominal gain in the first quarter of 2002 and a loss of $0.7 million in first quarter of 2001, which resulted from changes in the spot exchange rate, including those from settled and open contracts.

      A sensitivity analysis indicates that a 5% change in foreign currency exchange rates would not have a significant effect on our consolidated results of operations or financial condition.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contained causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and sought compensatory and punitive damages and equitable relief. The plaintiff contended he was entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins’ lawsuit in Contra Costa County Superior Court. The Los Angeles action has been transferred to Contra Costa County and the two cases have been consolidated. Autobytel was added and then dismissed as a cross defendant in such action. On December 14, 2001, the jury returned a unanimous verdict finding that A.I.N. and Mr. Gorun were not liable for breach of contracts, breach of fiduciary duty or fraud and denying Martins any damages. Martins’ equitable claims for promissory estoppel and constructive trust were submitted to the court for decision. On April 5, 2002, the court issued a decision denying any relief on those claims. We intend to vigorously contest any appeal by Martins.

      The selling shareholders of A.I.N. are obligated to indemnify us for all losses, including attorney’s fees, expenses, settlements and judgments, arising out of the lawsuit. The indemnification obligation was initially secured by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250,000 in cash. As of March 31, 2002, the obligation was secured by 199,960 remaining shares of common stock and approximately $295,000 in cash after expenses. The selling shareholders have indicated that they dispute the amount and scope of their indemnity obligation. Autobytel and A.I.N. have instituted arbitration proceedings against the selling shareholders, seeking to enforce the indemnity obligations.

      In July 1998, Autobytel and certain of its past and current officers were sued by former employee Thomas Heshion in a lawsuit entitled Thomas Heshion, et al., v. Auto-By-Tel Corporation, et al., in Orange County Superior Court. Plaintiff claimed, among other things, that he was wrongfully terminated. In December 2000, a verdict in favor of plaintiff in the amount of $1.9 million was rendered. Mr. Heshion also filed an additional complaint against Autobytel claiming, among other things, malicious prosecution and abuse of process. In March 2002, we settled the matters described above.

      In August 2001, a purported class action lawsuit was filed in the United States District Court, Southern District of New York against Autobytel and certain of Autobytel’s current directors and officers and underwriters involved in Autobytel’s initial public offering. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The complaint against Autobytel has been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies and no date has been set for any response to the complaint. We believe that we have meritorious defenses to the complaint and intend to vigorously defend the action.

      Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers and underwriters involved in Autoweb’s initial public offering. The foregoing actions purport to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The complaints against Autoweb have been consolidated into a single action, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies and no date has been set for any response to the complaint. We believe that we have meritorious defenses to the complaints and intend to vigorously defend the actions.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the first quarter of 2002.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.1	Amendment No. 2 to Amended and Restated Bylaws.
10.1	Second Amended and Restated Operating Agreement, dated as of March 28, 2002, among Autobytel.Europe LLC, Autobytel and Pon Holdings B.V.
10.2	Amendment to Second Amended and Restated Operating Agreement, dated as of April 24, 2002, among Autobytel.Europe LLC, Autobytel and Pon Holdings B.V.
10.3	Amended and Restated License Agreement, dated as of March 28, 2002, among Autobytel.Europe LLC, Autobytel.Europe Holdings B.V. and Autobytel.
10.4	Consulting Services Agreement, dated March 1, 2002, between Autobytel and Jeffrey Coats.
10.5	Letter Agreement, dated March 19, 2002, between Autobytel and Robert Grimes.
10.6	Employment Agreement, dated as of April 1, 2002, between Autobytel and Ariel Amir.

      (b) Reports on Form 8-K:

      On January 25, 2002, we filed a Form 8-K dated January 24, 2002 announcing our financial results for the quarter and year ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ HOSHI PRINTER

Hoshi Printer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ AMIT KOTHARI

Amit Kothari
Vice President and Controller
(Principal Accounting Officer)

Date: May 13, 2002

EXHIBIT INDEX

Exhibit
Number

3.1	Amendment No. 2 to Amended and Restated Bylaws.
10.1	Second Amended and Restated Operating Agreement, dated as of March 28, 2002, among Autobytel.Europe LLC, Autobytel and Pon Holdings B.V.
10.2	Amendment to Second Amended and Restated Operating Agreement, dated as of April 24, 2002, among Autobytel.Europe LLC, Autobytel and Pon Holdings B.V.
10.3	Amended and Restated License Agreement, dated as of March 28, 2002, among Autobytel.Europe LLC, Autobytel.Europe Holdings B.V. and Autobytel.
10.4	Consulting Services Agreement, dated March 1, 2002, between Autobytel and Jeffrey Coats.
10.5	Letter Agreement, dated March 19, 2002, between Autobytel and Robert Grimes.
10.6	Employment Agreement, dated as of April 1, 2002, between Autobytel and Ariel Amir.