Form 10-Q
period 2002-06-30
AUTOBYTEL  INC
filed 2002-08-14
CIK 1023364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

As of July 31, 2002, there were 31,185,814 shares of the Registrant’s Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Autobytel Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

ASSETS
	June 30,	December 31,
	2002	2001
	(unaudited)
Current assets:
Domestic cash and cash equivalents	$23,415	$30,006
International cash and cash equivalents	-	28,784
Restricted cash	29	3,047
Accounts receivable, net of allowance for doubtful accounts and customer credits of $4,552 and $7,109, respectively	9,905	8,519
Prepaid expenses and other current assets	4,035	4,419

Total current assets	37,384	74,775
Property and equipment, net	2,599	2,889
Capitalized software, net	4,668	4,319
Investment in unconsolidated subsidiary	4,747	-
Goodwill	8,644	8,644
Other assets	96	154

Total assets	$58,138	$90,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,673	$9,108
Accrued expenses	4,283	9,005
Deferred revenues	4,411	4,708
Customer deposits	86	92
Other current liabilities	338	300

Total current liabilities	13,791	23,213
Long-term liabilities	366	-

Total liabilities	14,157	23,213

Minority interest	-	7,173

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 31,138,198 and 30,969,377 shares issued and outstanding, respectively	31	31
Additional paid-in capital	203,518	203,280
Accumulated other comprehensive loss	(16)	(2,438)
Accumulated deficit	(159,552)	(140,478)

Total stockholders’ equity	43,981	60,395

Total liabilities and stockholders’ equity	$58,138	$90,781

The accompanying notes are an integral part of these consolidated financial statements.

Autobytel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Program fees	$15,441	$11,541	$30,853	$24,375
Enterprise sales	2,743	1,600	4,727	3,000
Advertising	1,639	525	3,396	718
Other products and services	1,008	2,062	2,588	4,288

Total revenues	20,831	15,728	41,564	32,381

Operating expenses:
Sales and marketing	13,236	12,833	25,496	26,179
Product and technology development	5,723	4,614	11,476	8,602
General and administrative	2,404	4,016	5,461	7,620
Goodwill impairment	-	21,614	-	21,614
Autobytel.Europe restructuring, impairment and other international charges	-	11,202	15,015	11,202
Domestic restructuring and other (benefits) charges	(58)	869	(58)	1,861

Total operating expenses	21,305	55,148	57,390	77,078

Loss from operations	(474)	(39,420)	(15,826)	(44,697)
Loss on recapitalization of Autobytel.Europe	-	-	(4,168)	-
Interest income, net	113	923	504	2,073
Foreign currency exchange gain (loss)	(13)	(259)	(12)	458
Equity loss in unconsolidated subsidiaries	(232)	-	(432)	(500)

Loss before minority interest and income taxes	(606)	(38,756)	(19,934)	(42,666)
Minority interest	-	2,105	866	1,977

Loss before income taxes	(606)	(36,651)	(19,068)	(40,689)
Provision (benefit) for income taxes	1	(10)	6	28

Net loss	$(607)	$(36,641)	$(19,074)	$(40,717)

Basic and diluted net loss per share	$(0.02)	$(1.80)	$(0.61)	$(2.00)

Shares used in computing basic and diluted net loss per share	31,137,392	20,364,619	31,103,469	20,359,553

Comprehensive loss:
Net loss	$(607)	$(36,641)	$(19,074)	$(40,717)
Translation adjustment	-	(748)	-	(3,464)
Other comprehensive income	-	106	-	-

Comprehensive loss	$(607)	$(37,283)	$(19,074)	$(44,181)

The accompanying notes are an integral part of these consolidated financial statements.

Autobytel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(19,074)	$(40,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges:
Depreciation and amortization	1,849	1,503
Provision for bad debt and customer credits	4,329	1,358
Loss on disposal of property and equipment	(11)	271
Compensation expense recorded for fair market value of stock options in excess of exercise price	20	124
Autobytel.Europe restructuring and impairment	15,015	-
Loss on recapitalization of Autobytel.Europe	4,168	-
Equity losses in unconsolidated subsidiaries	432	500
Minority interest	(866)	(1,977)
Impairment of goodwill	-	21,614
Write-down of capitalized software costs	-	3,455
Write-off of investments in foreign entities	-	2,142
Write-down of property and equipment	-	242
Contract termination costs	-	697
Changes in assets and liabilities:
Accounts receivable	(5,764)	(1,260)
Prepaid expenses and other current assets	368	512
Other assets	58	2
Accounts payable	(4,397)	770
Accrued expenses	(3,765)	(1,757)
Restructuring liabilities	(181)	4,870
Deferred revenues	(297)	(957)
Customer deposits	(6)	2
Other current liabilities	95	(191)
Long-term restructuring and other liabilities	366	(47)

Net cash used in operating activities	(7,661)	(8,844)

Cash flows from investing activities:
Deconsolidation of Autobytel.Europe	(28,163)	-
Investment in foreign entities	-	(413)
Investment in unconsolidated subsidiary	(400)	-
Notes receivable from foreign entity	-	(88)
Repayment of notes receivable from foreign entity	-	292
Purchases of property and equipment	(723)	(369)
Proceeds from sale of property and equipment	153	-
Capitalized software costs	(1,329)	(3,765)

Net cash used in investing activities	(30,462)	(4,343)

Cash flows from financing activities:
Net proceeds from sale of common stock	218	57
Net proceeds from sale of subsidiary company stock	-	2,000

Net cash provided by financing activities	218	2,057

Effect of exchange rates on cash	(488)	(3,464)

Net decrease in cash and cash equivalents	(38,393)	(14,594)
Cash and cash equivalents, beginning of period	61,837	81,945

Cash and cash equivalents, end of period	$23,444	$67,351

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6	$26

Cash paid during the period for interest	$-	$2

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

Since its inception in January 1995, Autobytel has experienced operating losses and has an accumulated deficit of $159,552 as of June 30, 2002. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2.  Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements as of June 30, 2002, and for the three months and six months ended June 30, 2002 and 2001, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autoweb’s financial position and results of operations from the date of acquisition on August 14, 2001 have been included in the accompanying interim consolidated financial statements. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires Autobytel to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Autobytel believes its most significant policies which rely on the use of estimates and assumptions are those related to allowance for doubtful accounts, allowance for customer credits, goodwill, contingencies and restructuring.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on shareholders’ equity or net loss.

Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2002 and December 31, 2001 were as follows:

	As of June 30, 2002			As of December 31, 2001
	Total	Restricted	Available	Total	Restricted	Available
Domestic	$23,444	$(29)	$23,415	$33,000	$(2,994)	$30,006
International	—	—	—	28,837	(53)	28,784

Total	$23,444	$(29)	$23,415	$61,837	$(3,047)	$58,790

For purposes of the consolidated balance sheets and the consolidated statements of cash flows, Autobytel considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Domestic cash and cash equivalents represent amounts held by Autobytel for use by Autobytel. As of December 31, 2001, $2,966 was held in a restricted interest bearing account to secure an appeal bond related to litigation (see Note 5.) and $28 was held by financial institutions as collateral for business credit cards. The litigation was settled in March 2002 and the bond was released in May 2002. As of June 30, 2002, restricted cash represents $29 related to business credit cards.

International cash and cash equivalents represent amounts held by Autobytel.Europe for use as directed by Autobytel.Europe. These funds were not available to Autobytel. As a result of a reduction in Autobytel’s ownership of Autobytel.Europe (see Note 4.), Autobytel no longer consolidates Autobytel.Europe in its financial statements. Therefore, international cash and cash equivalents are not reported on Autobytel’s balance sheet as of June 30, 2002. As of December 31, 2001, $53 was held by Autobytel.Europe’s landlord as a security deposit.

Computation of Basic and Diluted Net Loss Per Share

Net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months and six months ended June 30, 2002 and 2001, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of stock options and warrants are antidilutive. Autobytel evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, for which it is immediately applicable. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill must be evaluated for impairment on at least an annual basis. (See Note 5.)

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Autobytel does not expect the adoption of SFAS No. 146 to have a material effect on its financial position or results of operations.

3.  Acquisition of Autoweb.com, Inc.

On August 14, 2001, Autobytel acquired all of the outstanding common stock of Autoweb.com, Inc., an Internet automotive service.

Autoweb stockholders were issued 0.3553 shares of Autobytel common stock for each share of Autoweb common stock outstanding on the date of the acquisition for a total of 10,504,794 shares. The acquisition has been accounted for using the purchase method of accounting.

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

Purchase price:
Common stock	$14,331
Transaction costs paid by Autobytel	2,800

Total purchase price	$17,131

Allocation of purchase price:
Assets:
Cash	$8,647
Accounts receivable	6,906
Prepaid expenses and other	4,148
Goodwill	8,644
Liabilities:
Historical liabilities	(6,530)
Liabilities from exit costs and restructuring	(4,684)

Total purchase price	$17,131

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was initially recorded as goodwill in the amount of $10,399. In December 2001, the allocation of the purchase price was adjusted as described below and goodwill was reduced to $8,644.

In conjunction with the acquisition, Autobytel estimated the exit costs of anticipated facilities integration, personnel costs and other expenses directly related to the contemplated consolidation of significant operations of Autoweb and Autobytel and accrued $5,789 for such costs and expenses. The employee termination costs consist primarily of compensation and benefits for approximately 80 employees at Autoweb in conjunction with the integration of operations into the Autobytel Irvine facility. In December 2001, the allocation of the purchase price was adjusted as a result of a reduction in Autobytel’s estimates and events and circumstances. Estimated outstanding transaction costs were reduced by $150, historical liabilities were reduced by $500 and liabilities from exit costs and restructuring were reduced by $1,105. The reduction in liabilities from exit costs and restructuring was a result of a negotiated release from Autoweb’s facilities lease and lower than expected employee termination costs. From the date of acquisition through June 30, 2002, $1,740 and $2,731 was paid for rent and compensation, respectively. As of June 30, 2002, the remaining accrual balance was $213. Autobytel expects the remaining accrued costs to be paid in 2002.

Autoweb’s financial position and results of operations from the date of acquisition on August 14, 2001 have been included in the accompanying interim consolidated financial statements.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Autoweb had occurred on January 1, 2000. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
Revenue	$20,831	$24,828	$41,564	$51,575
Net loss	(607)	(39,526)	(19,074)	(59,620)
Basic and diluted net loss per share	$(0.02)	$(1.28)	$(0.61)	$(1.93)

4.  Autobytel.Europe LLC

Autobytel.Europe LLC (Autobytel.Europe), formerly Auto-By-Tel International LLC, was organized in August 1997 and began operations in the fourth quarter of 1999. Autobytel.Europe was formed to expand the Autobytel business model and operations throughout Europe.

In January 2000, Autobytel.Europe and Autobytel entered into an operating agreement with strategic investors to carryout the expansion plan. In the first quarter of 2000, a total of $36,700 was invested in Autobytel.Europe. The investment was comprised of a $31,700 contribution from strategic investors. Autobytel contributed $5,000 in cash, an exclusive, royalty-free, perpetual license to use or sublicense the “Autobytel” brand name and proprietary software, and assigned its existing License and Services Agreements for the United Kingdom, Scandinavia and Finland to Autobytel.Europe. In March 2001, a strategic investor contributed $2,000 to Autobytel.Europe. Cash contributed to Autobytel.Europe was for use as directed by Autobytel.Europe. These funds were not available to Autobytel. Autobytel does not anticipate contributing additional cash to Autobytel.Europe above the $5,000 it initially contributed.

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

Effective January 1, 2001, Autobytel.Europe changed its functional currency from U.S. Dollars to the Euro.

In June 2001, due to a decline in the general economic climate and the environment for Internet related activities in Europe, Autobytel announced the restructuring of Autobytel.Europe. The restructuring primarily consisted of significant staff reductions at Autobytel.Europe and lead to changes in Autobytel.Europe’s capital structure because of the reduction of its business activities.

Autobytel.Europe’s results of operations are consolidated in Autobytel’s results of operations through March 28, 2002, including a non-cash charge of $4,000 for terminated Autobytel.Europe contracts. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced Autobytel’s ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in Autobytel’s ownership interest, Autobytel recorded a non-cash charge of $4,168 related to the partial disposition of its investment in Autobytel.Europe. Autobytel no longer consolidates Autobytel.Europe in its financial statements but accounts for its remaining investment in Autobytel.Europe under the equity method. At March 28, 2002, Autobytel reviewed its 49% investment in Autobytel.Europe and reduced the carrying amount to its estimated fair value. The impairment of the investment resulted in a non-cash charge of $11,015 to Autobytel. These charges, totaling $19,183, were originally reported as an operating expense on Autobytel’s consolidated statement of operations for the three months ended March 31, 2002. Autobytel has subsequently determined that the $4,168 related to the partial disposition of its investment in Autobytel.Europe is a non-operating expense and has reclassified this amount to properly reflect the charge. The reclassification had no effect on net loss for the three months ended March 31, 2002 or three months or six months ended June 30, 2002. As of June 30, 2002, Autobytel had an investment in Autobytel.Europe with a remaining balance of $4,747 which Autobytel believes represents the fair value of its 49% ownership interest.

5.     Goodwill

In accordance with SFAS No. 142, goodwill acquired in the Autoweb acquisition will not be amortized, rather it is evaluated on at least an annual basis for impairment as the acquisition of Autoweb was completed subsequent to June 30, 2001. Based on Autobytel’s evaluation of goodwill in June 2002, no impairment charge was recognized. In future periods, if goodwill is determined to be impaired, Autobytel will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings. As of June 30, 2002, the unamortized balance of goodwill related to the Autoweb acquisition was $8,644.

During 2001, Autobytel recorded a $22,867 non-cash charge for the full impairment of goodwill and $888 in amortization expense related to A.I.N. Corporation (CarSmart or A.I.N.). Had SFAS No. 142 been in effect in 2001, Autobytel would not have recorded amortization expense of $420 and $841 for goodwill related to the acquisition of CarSmart for the three months and six months ended June 30, 2001, respectively. The following summarizes net loss adjusted to exclude goodwill amortization expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss as reported	$(607)	$(36,641)	$(19,074)	$(40,717)
Goodwill amortization	-	420	-	841

Net loss as adjusted	$(607)	$(36,221)	$(19,074)	$(39,876)

Basic & diluted loss per share as reported	$(0.02)	$(1.80)	$(0.61)	$(2.00)
Basic & diluted loss per share as adjusted	$(0.02)	$(1.78)	$(0.61)	$(1.96)

6.   Commitments and Contingencies

Litigation

A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contained causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and sought compensatory and punitive damages and equitable relief. The plaintiff contended he was entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins’ lawsuit in Contra Costa County Superior Court. The Los Angeles action was transferred to Contra Costa County and the two cases were consolidated. Autobytel was added and then dismissed as a cross defendant in such action after summary judgment in its favor. On December 14, 2001, the jury returned a unanimous verdict finding that A.I.N. and Mr. Gorun were not liable for breach of contract, breach of fiduciary duty or fraud and denying Martins any damages. Martins’ equitable claims for promissory estoppel and constructive trust were submitted to the court for decision. On April 5, 2002, the court issued a decision denying any relief on those claims. Autobytel and A.I.N. intend to vigorously contest any appeal by Martins.

Autobytel believes the selling shareholders of A.I.N. are obligated to indemnify Autobytel for all losses, including attorney’s fees, expenses, settlements and judgements, arising out of the lawsuit. The indemnification obligation was initially collateralized by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250 in cash. As of June 30, 2002, the obligation was collateralized by 199,960 remaining shares of common stock and approximately $296 in cash after expenses. The selling shareholders have indicated that they dispute the amount and scope of their indemnity obligation. Autobytel and A.I.N. have instituted arbitration proceedings against the selling shareholders, seeking to enforce the indemnity obligations. The proceeding is in its early stages of prehearings with the arbitrator.

On June 7, 2002, Michael Gorun filed an action entitled Michael Gorun v. Autobytel, et al. in the Santa Clara Superior Court against Autobytel and A.I.N. asserting, among others, claims for declaratory relief under the escrow agreement, merger agreement and employment agreement, damages for breach of employment agreement, damages for interference with prospective advantage, damages for breach of merger agreement and damages for breach of employment agreement. In this action, Mr. Gorun disputes Autobytel and A.I.N.’s claims for indemnity, asserts his alleged rights of indemnity from the Martin’s lawsuit under various theories, and contends that Autobytel wrongfully asserted restrictions on the sale and registration of his shares of Autobytel stock. Autobytel disputes these allegations and intends to vigorously defend against them.

In August 2001, a purported class action lawsuit was filed in the United States District Court, Southern District of New York against Autobytel and certain of Autobytel’s current directors and officers and underwriters involved in Autobytel’s initial public offering. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The complaint against Autobytel has been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. Autobytel believes that it has meritorious defenses to the complaint and intends to vigorously defend the action.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s former directors and officers and underwriters involved in Autoweb’s initial public offering. The foregoing actions purport to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The complaints against Autoweb have been consolidated into a single action, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. Autoweb believes that it has meritorious defenses to the complaints and intends to vigorously defend the actions.

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

7.  Accrued Liability for Restructuring and Other Charges

In 2001, Autobytel recorded charges totaling $7,229 for international restructuring and related charges due to a decline in the general economic climate and the environment for Internet related activities in Europe. As a result of a reduction in Autobytel’s ownership of Autobytel.Europe (see Note 4.), Autobytel no longer consolidates Autobytel.Europe in its financial statements. Therefore, the remaining accrued liability related to these charges is not reported on Autobytel’s balance sheet as of June 30, 2002.

In 2001, Autobytel recorded a total of $4,514 for domestic restructuring and other charges. The charges were related to the reorganization of dealer operations, the elimination of duplicate facilities, the write-down of fixed assets, contract termination costs related to online advertising and the aftermarket program on the Autobytel.com Web site, the write-off of previously capitalized software related to the aftermarket program and the integration of Autoweb into Autobytel following the acquisition of Autoweb. In the six months ended June 30, 2002, Autobytel recorded a total of $769 for charges related to the restructuring of Autobytel’s operations to reduce costs and enhance efficiencies. The charges included severance costs affecting approximately 15% of Autobytel’s employees in sales, marketing and information technology, and Autobytel’s lease obligation on the vacant portion of AIC’s office facilities. As of June 30, 2002, the remaining accrued liability related to these charges was $657. Autobytel expects the remaining accrued charges to be paid by 2005.

A summary of the remaining accrued liabilities related to the restructuring and other charges as of June 30, 2002 is as follows:

	Total Charge	Non-Cash Charges	Cash Payments	Autobytel. Europe Decon- solidation	Remaining Accrued Liability
International restructuring and related charges	$7,229	$4,277	$2,133	$819	$—
Domestic restructuring and other charges	5,283	739	3,887	—	657

Total	$12,512	$5,016	$6,020	$819	$657

8.   Business Segment

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

We acquired Autoweb.com, Inc. on August 14, 2001. The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Autoweb had occurred on January 1, 2000. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
Revenue	$20,831	$24,828	$41,564	$51,575
Net loss	(607)	(39,526)	(19,074)	(59,620)
Basic and diluted net loss per share	$(0.02)	$(1.28)	$(0.61)	$(1.93)

We have included Autoweb’s financial position and results of operations, including revenues, expenses, cash flows and other relevant operating activity, from the date of acquisition in the discussion and analysis of our consolidated financial position and results of operations below.

We conduct our business within one business segment, which is defined as providing Internet automotive marketing services.

In April 2002, we launched three products, dealer call center, dealer training and Retention Performance Marketing (RPM), designed to assist dealerships and manufacturers market to and retain customers. The dealer call center pre-screens and qualifies car-buyers to identify those with strong purchase intent, dealer training teaches best Internet sales practices in dealerships and RPM provides service reminder marketing programs through e-mail, telephone and traditional print mail.

In May 2002, we continued the restructuring of our operations to reduce costs and enhance efficiency. The restructuring involved staff reductions affecting approximately 15% of our employees in sales, marketing and information technology. This staff reduction resulted in a charge of $0.2 million for severance costs and $0.5 million for our lease obligation on the vacant portion of AIC’s office facilities in the second quarter of 2002. We expect that the staff reduction will generate savings of approximately $4.0 million on an annualized basis, offset by selective headcount additions, resulting in a net savings of approximately $2.5 million to $3.0 million on an annualized basis.

Autobytel.Europe’s results of operations are consolidated in our results of operations through March 28, 2002, including a non-cash charge of $4.0 million for terminated Autobytel.Europe contracts. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced our ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in our ownership, we recorded a non-cash charge of $4.2 million related to the partial disposition of our investment in Autobytel.Europe. We no longer consolidate Autobytel.Europe in our financial statements but account for our remaining investment in Autobytel.Europe under the equity method. At March 28, 2002, we reviewed our 49% investment in Autobytel.Europe and reduced the carrying amount to its estimated fair value. The impairment of the investment resulted in a non-cash charge of $11.0 million to us. These charges, totaling $19.2 million, were originally reported as an operating expense on our consolidated statement of operations for the three months ended March 31, 2002. We have subsequently determined that the $4.2 million related to the partial disposition of our investment in Autobytel.Europe is a non-operating expense and have reclassified this amount to properly reflect the charge. The reclassification had no effect on net loss for the three months ended March 31, 2002 or three months or six months ended June 30, 2002. As of June 30, 2002, we had an investment in Autobytel.Europe with a remaining balance of $4.7 million which we believe represents the fair value of our 49% ownership interest. We do not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million we initially contributed in January 2000.

We realigned our revenue classifications in the fourth quarter of 2001 in connection with our focus on providing marketing services to dealers and automotive manufacturers. We now classify revenues in four categories — program fees, enterprise sales, advertising and other products and services. Prior year revenues have been presented to conform to the current year presentation.

Program fees consist of fees paid by program dealers located in the United States and Canada who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of initial fees, monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Autobytel.com and CarSmart.com program dealers using our services pay initial subscription fees, as well as ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Autoweb.com program dealers using our services primarily pay transaction fees based on the number of qualified purchase requests provided to them each month, and in certain instances, initial fees. Beginning in the second quarter of 2002, program fees also include fees for our new dealers call center and dealer training. We expect to be primarily dependent on our program dealers for revenues in the foreseeable future.

Our program dealer contract terms generally range from 90 days to one year and are terminable on 30 days’ notice by either party. The initial subscription fee from a program dealer is recognized ratably over the term of the dealer’s contract. The majority of our program fees consist of monthly fees which are recognized in the period service is provided. In the second quarter of 2002 and 2001, program fees were $15.4 million and $11.5 million, or 74% and 73% of total revenues, respectively. Average monthly program fees per dealer were $836 and $715 in the second quarter of 2002 and 2001, respectively. Average monthly program fees have increased as a result of our efforts to retain program dealers who provide a reasonable profit to us.

Enterprise sales represent fees from enterprise dealers who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. Enterprise dealers are major dealer groups and automotive manufacturers. Major dealer groups are entities with more than 25 dealerships that have a single agreement with us. Automotive manufacturers include manufacturers, such as General Motors and Ford. Enterprise sales consist of fees from major dealer groups and automotive manufacturers for purchase requests, data and technology tools. We began recognizing revenues from enterprise sales in 2001 and intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers. Revenues from enterprise sales were $2.7 million and $1.6 million, or 13% and 10% of total revenues, in the second quarter of 2002 and 2001, respectively. Fees in the second quarter of 2001 represent fees from General Motors Corporation for services related to an online locate-to-order vehicle test program.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Using the targeted nature of Internet advertising, manufacturers can advertise their brand image effectively to automotive consumers on any of our four Web sites. Automotive manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Campaign specifications are typically negotiated with the advertising agency or directly with the manufacturer or automotive-related vendor. Revenues from advertising were $1.6 million and $0.5 million in the second quarter of 2002 and 2001, or 8% and 3% of total revenues, respectively.

Revenues from other products and services include fees for new and continued products, legacy products and international licensing agreements. New and continued products include RPM and products and services which we continue to invest in, such as database marketing and classified listings. Legacy products include consumer oriented products and services which we have redirected resources away from, such as financing, insurance and warranties. International licensing agreements include agreements with international parties that are licensed to use our Autobytel brand name and, in most cases, technology in their respective countries. We do not expect to devote substantial resources to our international operations, but will continue to explore additional licensing business as opportunities arise. In the second quarter of 2002 and 2001, revenues from other products and services were $1.0 million and $2.1 million, or 5% and 14% of total revenues, respectively.

Our revenue is primarily dependent on:

•	our number of program and enterprise dealer relationships,

•	the quality and number of purchase requests delivered to our participating program and enterprise dealers and,

•	the fees paid by each of our program and enterprise dealers on a subscription or per transaction lead basis.

Although we expect our combined program, enterprise and advertising revenue to increase in the future, our revenue is subject to considerable uncertainty. See “Risk Factors” below.

As of June 30, 2002, we had 9,380 dealer relationships. Our dealer relationships as of March 31, 2002 and June 30, 2002 were as follows:

	Dealer relationships as of
	March 31, 2002	June 30, 2002
Autobytel.com	3,698	3,561
Autoweb.com	1,853	1,781
CarSmart.com	687	585

Total program dealers	6,238	5,927
Enterprise dealers	2,716	3,453

Total dealer relationships	8,954	9,380

Program dealer relationships consist of subscriptions to our new car marketing programs and our Used Vehicle CyberStore program. A decline of 311 program dealer relationships from March 31, 2002 to June 30, 2002 was primarily a result of the termination of 967 program dealer relationships by the dealers or by us offset by the addition of 656 program dealer relationships. As of June 30, 2002, 889 program dealers had a relationship with more than one of our branded Web sites. Enterprise dealer relationships consist of subscriptions with major dealer groups and automotive manufacturers. An increase in enterprise dealer relationships from March 31, 2002 to June 30, 2002 was a result of the addition of 737 enterprise dealer relationships. We cannot assure that we will be able to reduce our dealer turnover. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

Our relationship with dealers may terminate for various reasons including:

•	termination by the dealer due to issues with purchase request volume, purchase request quality, fee increases and lack of dedicated personnel to manage the program effectively,

•	termination by us due to the dealers providing poor customer service to consumers and for nonpayment of fees,

•	extinction of the manufacturer brand and

•	selling or termination of the dealer franchise.

A material factor affecting dealer turnover is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We continue to improve the quality of the purchase requests we send to our program and enterprise dealers by applying filters and validation processes to identify consumers with strong purchase intent. As a result of the implementation of these filters and validation processes, purchase request volume may remain flat or decline in 2002 as purchase requests that do not meet our qualification standards are rejected. We anticipate that improved purchase request quality will help us reduce fee accommodations, reduce dealer turnover and increase revenues in the future.

In the second quarter of 2002, we delivered approximately 1.0 million purchase requests through our online systems to program and enterprise dealers. Of these, approximately 0.9 million were delivered to program dealers and approximately 0.1 million were delivered to enterprise dealers. In the second quarter of 2001, approximately 0.7 million purchase requests were delivered to program dealers, or an increase of 41%, compared to the second quarter of 2002. The increase was due to the acquisition of Autoweb in August of 2001.

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

Sales and marketing costs consist primarily of:

•	fees paid to our Internet purchase request providers, including Internet portals and online automotive information providers,

•	promotion and advertising expenses to build our brand awareness and encourage potential customers to visit our Web sites and

•	personnel and other costs associated with sales, marketing, training and support of our dealer networks.

The Internet portals and online automotive information providers charge a combination of annual, monthly and variable fees.

•	Annual fees are amortized over the period they relate to.

•	Monthly fees are expensed in the month they relate to.

•	Variable fees are fees paid for purchase requests and are expensed in the period the purchase requests are received.

Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $8.2 million and $5.4 million in the second quarter of 2002 and 2001, respectively. Also included in sales and marketing expenses are the costs associated with traditional media, such as television, radio and print advertising and with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements. There can be no assurance that actual results will not differ from our estimates and assumptions. For a detailed discussion of the application of these and other accounting policies, see Note 2. of the “Notes to Consolidated Financial Statements” in Part IV., Item 14., “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 22, 2002.

Accounts Receivable.  We maintain allowances for doubtful accounts and customer credits. The allowance for doubtful accounts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. The estimated provision for doubtful accounts is charged to operating expenses. The allowance for customer credits is our estimate of fee accommodations to be extended to our customers. The estimated provision for customer credits is recorded as a reduction in revenue. Our estimates are based on our historical bad debt expense and customer credit experience. As of June 30, 2002, accounts receivable totaled $14.5 million offset by $4.6 million in allowances for doubtful accounts and customer credits resulting in net accounts receivable of $9.9 million.

Significant increases in required allowances for doubtful accounts and customer credits have been recorded in recent periods and may occur in the future. If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional allowances for doubtful accounts and customer credits may be required and the impact on our business, results of operations or financial condition could be material.

Goodwill.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to analyze goodwill for impairment whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable or at least on an annual basis. We use estimates and make assumptions to determine the fair value of goodwill. If estimates or assumptions change in the future, we may be required to record goodwill impairment charges. During 2001, we recorded a $22.9 million non-cash charge for the full impairment of goodwill related to our acquisition of A.I.N. Corporation. Based on our evaluation in June 2002 of goodwill related to our acquisition of Autoweb, no impairment charge was recognized. In future periods, if goodwill is determined to be impaired we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. As of June 30, 2002, the unamortized balance of goodwill related to the Autoweb acquisition was $8.6 million.

Restructuring.  We have recorded reserves and write-offs in connection with the restructuring of our operations. These reserves were based on estimates related to employee separation costs, settlements of contractual obligations, investments and other related costs. Although we do not anticipate significant changes, the actual costs may differ from these estimates. During 2001, we recorded $7.2 million and $4.5 million in international and domestic restructuring charges, respectively. In the second quarter of 2002, we recorded $0.7 million in domestic restructuring charges related to severance costs and our lease obligation on the vacant portion of AIC’s office facilities.

Contingencies.  We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. The amount of reserves required, if any, for these contingencies is determined after analysis of each individual case. The amount of reserves may change in the future if there are new developments in each matter.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues. Autoweb’s results of operations from the date of acquisition on August, 14, 2001 have been included.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Program fees	74%	73%	74%	75%
Enterprise sales	13	10	11	9
Advertising	8	3	8	2
Other products and services	5	14	7	14

Total revenues	100	100	100	100

Operating expenses:
Sales and marketing	64	82	61	81
Product and technology development	27	29	28	27
General and administrative	12	26	13	24
Goodwill impairment	-	137	-	67
Autobytel.Europe restructuring, impairment and other international charges	-	71	36	35
Domestic restructuring and other (benefits) charges	-	6	-	6

Total operating expenses	103	351	138	238

Loss from operations	(3)	(251)	(38)	(138)
Loss on recapitalization of Autobytel.Europe	-	-	(10)	-
Interest income, net	1	6	1	6
Foreign currency exchange gain (loss)	-	(2)	-	1
Equity losses in unconsolidated subsidiaries	(1)	-	(1)	(2)

Loss before minority interest and income taxes	(3)	(246)	(48)	(132)
Minority interest	-	13	2	6

Loss before income taxes	(3)	(233)	(46)	(126)
Provision (benefit) for income taxes	-	-	-	-

Net loss	(3)%	(233)%	(46)%	(126)%

Three Months Ended June 30, 2002 and 2001

Revenues.    Our revenues increased by $5.1 million, or 32%, to $20.8 million in the second quarter of 2002 compared to $15.7 million in the second quarter of 2001.

        Program Fees.    Program fees consist of fees paid by program dealers located in the United States and Canada who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of initial fees and monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Autobytel.com and CarSmart.com program dealers using our services pay initial subscription fees, as well as ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Autoweb.com program dealers using our services primarily pay transaction fees based on the number of qualified purchase requests provided to them each month, and in certain instances, initial fees. Program fees in the second quarter of 2002 also include fees for our new dealer call center and dealer training. Program fees increased by $3.9 million, or 34%, to $15.4 million in the second quarter of 2002 compared to $11.5 million in the second quarter of 2001. The increase was primarily due to a $5.3 million increase as a result of our acquisition of Autoweb, partially offset by a $1.4 million, or 12%, decrease in Autobytel and CarSmart program fees due to a decline in our number of dealer relationships. With our efforts to improve purchase request quality and reduce the number of dealers that cannot provide us with a reasonable profit, we expect our program fee revenues to temporarily remain flat or decline in 2002. We anticipate that improved purchase request quality will help us reduce fee accommodations, reduce program dealer turnover and increase program fee revenues in the future.

Enterprise Sales.    Enterprise sales represent fees from enterprise dealers who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. Enterprise dealers are major dealer groups and automotive manufacturers. Major dealer groups are entities with more than 25 dealerships that have a single agreement with us. Automotive manufacturers include manufacturers, such as General Motors and Ford. Enterprise sales consist of fees from the major dealer groups and automotive manufacturers for purchase requests, data and technology tools. Enterprise sales increased by $1.1 million, or 72%, to $2.7 million in the second quarter of 2002 compared to $1.6 million in the second quarter of 2001. The increase was primarily related to a $1.9 million increase as a result of our acquisition of Autoweb, partially offset by a $ 0.8 million, or 49%, decrease in Autobytel enterprise sales due to the completion in November 2001 of the online locate-to-order vehicle test program described below. Enterprise sales in the second quarter of 2001 represent fees received from General Motors Corporation for services related to an online locate-to-order vehicle test program. The agreement commenced in February 2001 and expired in November 2001. We intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers and expect revenues from enterprise sales to increase in 2002.

Advertising.    Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Advertising revenue increased by $1.1 million, or 212%, to $1.6 million in the second quarter of 2002 compared to $0.5 million in the second quarter of 2001. The increase was a result of our acquisition of Autoweb. With the creation of our advertising sales media organization offset by a general decline in media spending by dealerships and manufacturers we expect our advertising revenues to increase in 2002.

Other Products and Services.    Revenues from other products and services include fees from our new and continued products, legacy products and international licensing agreements. New and continued products include RPM and products and services which we continue to invest in, such as database marketing and classified listings. Legacy products include consumer oriented products and services which we have redirected resources away from, such as financing, insurance and warranties. International licensing agreements include agreements with international parties that are licensed to use our Autobytel brand name and, in most cases, technology in their respective countries. We do not expect to devote substantial resources to our international operations, but will continue to explore additional licensing business as opportunities arise. Revenues from other products and services decreased by $1.1 million, or 51%, to $1.0 million in the second quarter of 2002 compared to $2.1 million in the second quarter of 2001. The decrease was primarily due to a $1.3 million, or 70%, decline in international licensing, insurance, financing, warranties, database marketing and website maintenance fees partially offset by an increase of $0.2 million, or 544%, in classified listing fees. We expect other product and service revenues to remain flat as we continue to focus our efforts on offering marketing services to dealers and automotive manufacturers such as RPM, database marketing and classified listings and redirect resources away from products such as financing, insurance, warranties, web site maintenance and international licensing.

Sales and Marketing.    Sales and marketing expense primarily includes advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with dealer sales, training and support. Sales and marketing expense increased by $0.4 million, or 3%, to $13.2 million in the second quarter of 2002 compared to $12.8 million in the second quarter of 2001. The increase was primarily due to an increase in online advertising of $2.8 million, or 53%, and personnel and other advertising and sales expenses of $0.7 million, or 5%, which were partially offset by a decrease of $3.1 million, or 89%, in television, print and radio advertising. The increase in online advertising expenses was a result of $5.8 million in online advertising for Autoweb partially offset by a decrease of $3.0 million in online advertising for Autobytel. We expect our sales and marketing expenses as a percentage of revenues to remain flat or slightly decline.

Product and Technology Development.    Product and technology development expense primarily includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure and amortization of software development costs. Product and technology development expense increased by $1.1 million, or 24%, to $5.7 million in the second quarter of 2002 compared to $4.6 million in the second quarter of 2001. The increase was primarily due to a $0.6 million, or 22%, increase in personnel and related costs largely resulting from the addition of Autoweb operations to our business and a $0.5 million increase in amortization of capitalized software development costs related to software licensed to our international licensees, our online dealership lead management system called iManager and our new customer service reminder product for dealerships. In addition, software development costs capitalized in the second quarter of 2002 of $0.4 million were related to enhancements to RPM. Software development costs capitalized in the second quarter of 2001 were $1.5 million and were primarily related to the enhancement of software licensed to our international licensees. We expect our product and technology development expenses as a percentage of revenues to remain flat or slightly decline.

General and Administrative.    General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense was $2.4 million and $4.0 million for the second quarter of 2002 and 2001, respectively. General and administrative expense decreased by $1.6 million, or 40%. The decrease was primarily due to a $0.4 million, or 100%, decrease in goodwill amortization as a result of the adoption of the non-amortization provisions of SFAS No. 142 on January 1, 2002, and a $1.2 million, or 95%, decrease in legal expenses. Legal expenses in the second quarter of 2001 included fees incurred for litigation. We expect our general and administrative expenses as a percentage of revenues to remain flat or slightly decline.

Goodwill Impairment.    In accordance with SFAS No. 142, goodwill of $8.6 million recorded on our balance sheet in connection with our acquisition of Autoweb in August 2001 is not amortized. Instead, on at least an annual basis, we evaluate the carrying value of goodwill for impairment. Based on our evaluation of goodwill conducted in June 2002, no impairment charge was recognized. In future periods, if goodwill is determined to be impaired, we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. In the second quarter of 2001, we determined that goodwill recorded on our balance sheet in connection with our acquisition of CarSmart was in excess of its current estimated fair value and recorded a non-cash charge of $21.6 million to reflect the write-down of goodwill to its estimated current market value of $1.3 million as of June 30, 2001.

Autobytel.Europe restructuring and other international charges.    In the second quarter of 2001, we recorded a charge of $11.2 million related to our international operations. The charge consisted of $5.0 million related to the restructuring of Autobytel.Europe’s operations, $3.5 million related to the write-off of obsolete international software, and $2.7 million related to the write-off of investments in European joint ventures largely due to the inability to obtain additional capital to support continued operations of the joint ventures.

Domestic restructuring and other charges.    In the second quarter of 2002, we recorded a net benefit of $0.1 million in domestic restructuring and other charges. The net benefit consisted of a $1.0 million benefit related to a reduction in the original estimate of a negotiated settlement with a vendor, discounted legal fees and recovered legal costs from an insurance company, partially offset by charges of $0.9 million related to our lease obligation on the vacant portion of AIC’s office facilities, severance costs for the recent restructuring of our operations to reduce costs and enhance efficiencies and abandoned acquisition costs. In the second quarter of 2001, we recorded a charge of $0.9 million primarily for contract termination costs related to online advertising and the aftermarket program on our Web site as well as the write-off of previously capitalized software related to the aftermarket program.

Interest Income, Net.    Interest income decreased by $0.8 million, or 88%, to $0.1 million in the second quarter of 2002 compared to $0.9 million in the second quarter of 2001 due to lower cash balances and declining interest rates.

Foreign Currency Exchange Loss, Net.    In the second quarter of 2002, foreign currency exchange losses were a result of foreign exchange rate fluctuations in Canada. In the second quarter of 2001, foreign currency exchange losses were primarily a result of foreign exchange rate fluctuations in Europe. As a result of a decrease in our ownership of Autobytel.Europe in the first quarter of 2002, we no longer consolidate Autobytel.Europe in our financial statements.

Equity Loss in Unconsolidated Subsidiaries     Equity loss in unconsolidated subsidiaries represents our share of losses in our Australian venture and Autobytel.Europe. In the second quarter of 2002, the loss recognized for Autobytel Australia was limited to the amount of our investment in Australia, or $0.2 million.

Minority Interest.    Minority interest represents the portion of Autobytel.Europe’s net loss allocable to other Autobytel.Europe shareholders. As of March 29, 2002, Autobytel.Europe was no longer a majority-owned subsidiary as we reduced our ownership to 49%. As a result of our reduction in ownership in Autobytel.Europe we no longer record minority interest. In the second quarter of 2001, a portion of the loss generated by Autobytel.Europe was allocated to its other shareholders resulting in a gain of $2.1 million.

Six Months ended June 30, 2002 and 2001

Revenues.    Our revenues increased by $9.2 million, or 28%, to $41.6 million in the six months ended June 30, 2002 compared to $32.4 million in the same period of 2001.

Program Fees.     Program fees increased by $6.5 million, or 27%, to $30.9 million in the six months ended June 30, 2002 compared to $24.4 million in the same period of 2001. The increase was primarily due to a $10.3 million increase as a result of our acquisition of Autoweb and an increase of $0.3 million due to a change in our estimate of required reserves for customer credits related to Autoweb, partially offset by a $4.1 million, or 17%, decrease in Autobytel and CarSmart program fees due to a decline in our number of dealer relationships. With our efforts to improve purchase request quality and reduce the number of dealers that cannot provide us with a reasonable profit, we expect our program fee revenues to temporarily remain flat or decline in 2002. We anticipate that improved purchase request quality will help us reduce fee accommodations, reduce program dealer turnover and increase program fee revenues in the future.

Enterprise Sales.    Enterprise sales increased by $1.7 million, or 58%, to $4.7 million in the six months ended June 30, 2002 compared to $3.0 million in the same period of 2001. Enterprise sales in 2002 include fees from major dealer groups for purchase requests and from manufacturers for automotive marketing data and technology provided by AIC, a division of Autoweb. The increase was primarily related to a $3.9 million increase as a result of our acquisition of Autoweb, partially offset by a $ 2.2 million, or 72%, decrease in Autobytel enterprise sales due to the completion in November 2001 of the online locate-to-order vehicle test program described below. Enterprise sales in 2001 represents fees received from General Motors Corporation for services related to an online locate-to-order vehicle test program. The agreement commenced in February 2001 and expired in November 2001. We intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers and expect revenues from enterprise sales to increase in 2002.

Advertising.    Advertising revenue increased by $2.7 million, or 374%, to $3.4 million in the six months ended June 30, 2002 compared to $0.7 million in the same period of 2001. The increase was due to a $2.3 million increase as a result of our acquisition of Autoweb and an increase of $0.4 million, or 52%, in Autobytel and CarSmart advertising revenues. With the creation of our advertising sales media organization offset by a general decline in media spending by dealerships and manufacturers we expect our advertising revenues to increase in 2002.

Other Products and Services.    Revenues from other products and services decreased by $1.7 million, or 40%, to $2.6 million in the six months ended June 30, 2002 compared to $4.3 million in the same period of 2001. The decrease was primarily due to a $2.4 million, or 65%, decline in international licensing, insurance, financing, warranty and web site maintenance fees partially offset by an increase of $0.7 million in classified listing and database marketing fees. The $0.7 million increase includes $0.3 million related to a database marketing agreement calling for a minimum initial fee which was earned in the first quarter of 2002. We expect other product and service revenues to remain flat as we continue to focus our efforts on offering marketing services to dealers and automotive manufacturers such as RPM, database marketing and classified listings and redirect resources away from products such as financing, insurance, warranties, web site maintenance and international licensing.

Sales and Marketing.    Sales and marketing expense decreased by $0.7 million, or 3%, to $25.5 million in the six months ended June 30, 2002 compared to $26.2 million in the same period of 2001. The decrease was primarily due to a $5.7 million, or 88%, decrease in television, print and radio advertising which was partially offset by an increase in online advertising of $4.6 million, or 40%, and a $0.4 million, or 2%, increase in personnel and other advertising and sales expenses. The increase in online advertising expenses was a result of $9.8 million in online advertising for Autoweb partially offset by a decrease of $5.2 million in online advertising for Autobytel. We expect our sales and marketing expenses as a percentage of revenues to remain flat or slightly decline.

Product and Technology Development.    Product and technology development expense increased by $2.9 million, or 33%, to $11.5 million in the six months ended June 30, 2002 compared to $8.6 million in the same period of 2001. The increase was primarily due to a $1.5 million, or 30%, increase in personnel and related costs largely resulting from the addition of Autoweb operations to our business, and $1.0 million in amortization of software development costs related to our international software licenses, iManager and RPM, and $0.4 million, or 11%, increase in other product and technology development expenses. In addition, software development costs capitalized in the six months ended June 30, 2002 of $1.3 million were related to enhancements to RPM. Software development costs capitalized in the six months ended June 30, 2001 were $7.1 million and were primarily related to the enhancement of our existing proprietary software for use by our international licensees. We expect our product and technology development expenses as a percentage of revenues to remain flat or slightly decline.

General and Administrative.    General and administrative expense was $5.5 million and $7.6 million for the six months ended June 30, 2002 and 2001, respectively. General and administrative expense decreased by $2.1 million, or 28%. The decrease was primarily due to a $0.8 million, or 100%, decrease in goodwill amortization as result of the adoption of the non-amortization provisions of SFAS No. 142 on January 1, 2002, and a $1.4 million, or 73%, decrease in legal expenses partially offset by a $0.1 million, or 3%, increase in other general corporate expenses. Legal expenses in the six months ended June 30, 2001 included fees incurred for litigation. We expect our general and administrative expenses as a percentage of revenues to remain flat or slightly decline.

Goodwill Impairment.    In accordance with SFAS No. 142, goodwill of $8.6 million recorded on our balance sheet in connection with our acquisition of Autoweb in August 2001 is not amortized. Instead, on at least an annual basis, we evaluate the carrying value of goodwill for impairment. Based on our evaluation of goodwill conducted in June 2002, no impairment charge was recognized. In future periods, if goodwill is determined to be impaired, we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. During the six months ended June 30, 2001, we recorded a non-cash charge of $21.6 million to reflect the write-down of goodwill related to the acquisition of CarSmart to its estimated current market value of $1.3 million as of June 30, 2001.

Autobytel.Europe restructuring, impairment charges and other international charges.    During the six months ended June 30, 2002, we recorded non-cash charges of $4.0 million for terminated Autobytel.Europe contracts and $11.0 million for the impairment of our investment in Autobytel.Europe. During the six months ended June 30, 2001, we recorded a charge of $11.2 million related to our international operations which consisted of $5.0 million related to the restructuring of Autobytel.Europe’s operations, $3.5 million related to the write-off of obsolete international software and $2.7 million related to the write-off of investments in European joint ventures.

Domestic restructuring and other charges.    For the six months ended June 30, 2002, we recorded a net benefit of $0.1 million in domestic restructuring and other charges mainly due to a $1.0 million benefit related to a reduction in the original estimate of a negotiated settlement with a vendor, discounted legal fees and recovered legal costs from an insurance company, partially offset by charges of $0.9 million related to our lease obligation on the vacant portion of AIC’s office facilities, severance costs for the recent restructuring of our operations to reduce costs and enhance efficiencies and abandoned acquisition costs. For the six months ended June 30, 2001, we recorded a charge of $1.9 million which primarily consisted of restructuring costs of $1.0 million related to the reorganization of our dealer operations, including personnel costs, elimination of duplicate facilities, and the write-down of fixed assets and contract termination costs of $0.9 million related to online advertising and the aftermarket program on our Web site as well as the write-off of previously capitalized software related to the aftermarket program.

Interest Income, Net.    For the six months ended June 30, 2002, interest income decreased by $1.6 million, or 76%, to $0.5 million compared to $2.1 million in the same period of 2001 due to lower cash balances and declining interest rates.

Foreign Currency Exchange Gain, Net.    Due to foreign exchange rate fluctuations in Canada, a nominal loss was realized in the six months ended June 30, 2002. Primarily due to foreign exchange rate fluctuations in Europe, a $0.5 million gain was realized in the six months ended June 30, 2001. As a result of a decrease in our ownership of Autobytel.Europe, we no longer consolidate Autobytel.Europe in our financial statements.

Equity Loss in Unconsolidated Subsidiaries.    Equity loss in unconsolidated subsidiaries represents our share of losses in our Australian venture and Autobytel.Europe. The loss recognized for Autobytel Australia has been limited to the amount of our investment in Australia, or $0.4 million, in the six months ended June 30, 2002 compared to $0.5 million in the same period of 2001.

Minority Interest.    Minority interest represents the portion of Autobytel.Europe’s net loss allocable to other Autobytel.Europe shareholders. A portion of the loss generated by Autobytel.Europe, our majority-owned subsidiary through March 28, 2002, was allocated to its other shareholders resulting in a gain of $0.9 million in the six months ended June 30, 2002 compared to a gain of $2.0 million in the same period of 2001. As of March 29, 2002, Autobytel.Europe is no longer a majority-owned subsidiary as we reduced our ownership to 49%.

Stock-options Granted in 2002

From January 1 through June 30, 2002, we granted stock options to purchase 609,000 shares of common stock under our 1998 Stock Option Plan and 1999 Employee and Acquisition Related Stock Option Plan. The stock options were granted at the fair market value on the date of grant. As of June 30, 2002, we had 4,630,433 outstanding stock options.

Option Exchange Offer

On December 14, 2001 we commenced an offer to exchange all options outstanding under our stock option plans, including Autoweb options we assumed in connection with the acquisition of Autoweb, that had an exercise price per share of more than $4.00 for new options.

The offer expired on January 15, 2002. Pursuant to the offer, we accepted for cancellation on January 16, 2002, options to purchase 1,450,534 shares of common stock, representing approximately 29% of the options that were eligible to be tendered for exchange. On July 18, 2002, we granted new options to purchase an aggregate of 747,355 shares of common stock in exchange for those options we accepted for cancellation at a price of $2.35 per share which was the fair market value on the date of grant.

Employees

As of July 31, 2002, we had a total of 226 employees. We also utilize independent contractors as required. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Net cash used in operating activities was $7.7 million for the six months ended June 30, 2002 and $8.8 million in the same period of 2001. Net cash used for the six months ended June 30, 2002 partially resulted from the net loss for the period offset by non-cash charges for Autobytel.Europe’s restructuring, impairment of our investment and loss on recapitalization, as well as provision for bad debt and customer credits, and depreciation and amortization. The timing of cash receipts and disbursements also contributed to the use of cash due to increased accounts receivable and decreased accounts payable and accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2001 resulted primarily from the net loss for the period offset by the impact of non-cash charges related to goodwill impairment, international restructuring, obsolete international software, the write-off of international investments, depreciation and amortization and provision for bad debt and customer credits. The timing of cash receipts and disbursements provided cash for operations, the majority of which was due to accrued restructuring liabilities, offset by increased accounts receivable and decreased accrued expenses and deferred revenues.

Net cash used in investing activities was $30.5 million and $4.3 million for the six months ended June 30, 2002 and 2001, respectively. Cash used in investing activities in 2002 was primarily related to the deconsolidation of Autobytel.Europe. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced our ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in our ownership, we no longer consolidate Autobytel.Europe in our financial statements but account for our remaining investment in Autobytel.Europe under the equity method. Due to the deconsolidation of Autobytel.Europe, cash of $28.2 million is no longer included on our balance sheet. We do not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million we initially contributed in January 2000. Cash used in investing activities in 2002 was also related to expenditures for capitalized software related to the development of our new customer service reminder product for dealerships and manufacturers called RPM, an investment in Autobytel Australia and the purchase of computer hardware and software. Cash used in investing activities in 2001 was primarily related to capitalized software development costs.

Net cash provided by financing activities was $0.2 million and $2.1 million for the six months ended June 30, 2002 and 2001, respectively. Proceeds received from the sale of common stock provided cash from financing activities in 2002. Financing activities in 2001 primarily consisted of cash received from a strategic partner for investment in Autobytel.Europe.

As of July 31, 2002, we had approximately $25.4 million in cash and cash equivalents. Our cash usage depends on several factors, including:

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

With respect to years beyond the second quarter of 2003, we may be required to raise additional capital to meet our long term operating requirements. Since inception, our expenses have exceeded our revenues. We expect to be able to fund our operations from internally generated funds sometime in 2003. However, we cannot assure that we will be able to fund our operations from internally generated funds during such period or thereafter.

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

The acquisition of Autoweb.com, Inc. has been accounted for in accordance with SFAS No. 142 as the acquisition was completed after June 30, 2001. Based on our evaluation of goodwill in June 2002, no impairment was recognized. In future periods, if goodwill is determined to be impaired, we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. As of June 30, 2002, the unamortized balance of goodwill related to the Autoweb acquisition was $8.6 million. During 2001, we recorded a $22.9 million non-cash charge for the full impairment of goodwill and $0.9 million for amortization expense related to A.I.N. Corporation.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial position or results of operations.

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

We have incurred losses every quarter since inception. Even if we achieve profitability, we might fail to sustain or increase that profitability in the future. We cannot assure that we will be profitable. Autobytel, including Autoweb from the date of acquisition, had an accumulated deficit of $159.6 million as of June 30, 2002 and $140.5 million as of December 31, 2001.

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

The majority of our revenues are derived from fees paid by our networks of participating program and enterprise dealers. A few agreements account for all of our enterprise dealer relationships. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks. If dealer attrition increases and we are unable to add new dealers to mitigate the attrition, our revenues will likely decrease. If the number of dealers in our networks declines our revenues may decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. Generally, our participating dealers enter into written marketing agreements with us having a stated term ranging from 90 days to one year, but the dealer agreements are cancelable by the dealer upon 30 days notice. We cannot assure that dealers will not terminate their agreements with us. Participating dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and used vehicle dealers, major dealer groups and automotive manufacturers. We added 1,393 dealer relationships to our dealer networks and 967 dealer relationships were terminated by dealers or us during the second quarter of 2002. In order for us to grow or maintain our dealer networks, we need to reduce our dealer attrition. We cannot assure that we will be able to reduce the level of dealer attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition. As of June 30, 2002, we had 9,380 dealer relationships. As of June 30, 2002, 889 program dealers had a relationship with more than one of our branded Web sites.

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

We compete with other entities which maintain similar commercial Web sites including AutoVantage, Microsoft Corporation’s Carpoint, CarsDirect.com, Cars.com, eBayMotors.com and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Co. in its partnership with its dealers through FordDirect.com. Our recently announced customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, ADP, Experian and Teletech. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours.

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

The economic strength of the automotive industry significantly impacts the revenues we derive from our dealers, automotive manufacturers and other strategic partners, advertising revenues and consumer traffic to our Web sites. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Purchases of vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions and interest rates in regional and local markets). In addition, because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or a general increase in interest rates or a general tightening of lending may affect us more significantly than companies in other industries.

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

We also believe that our dealer marketing service generally does not qualify as an automobile brokerage activity and, therefore, state motor vehicle dealer or broker licensing requirements do not apply to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to make our program open to all dealers who wish to apply. In addition, we modified the program to include a pricing model under which all participating dealers (regardless of brand) in a given zip code in Texas are charged uniform fees. If other states’ regulatory requirements relating to motor vehicle dealers or brokers are deemed applicable to us, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs in such states in a manner that undermines the attractiveness of the program to consumers or dealers. If we determine that the licensing or other requirements, in a given state are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

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

We maintain business interruption insurance which pays up to $25 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses.

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

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breach could cause us to have liability to one or more third parties and disrupt all or part of our operations. A party who is able to circumvent our security measures could misappropriate proprietary information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities.]Our current insurance program may protect us against some, but not all, of such losses. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

From time to time, we are involved in other litigation matters arising from the normal course of our business activities. We believe that we have meritorious defenses in the proceedings filed against us, and intend to vigorously defend the actions; however, this and other litigation, even if not meritorious could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially affect our business, results of operations and financial condition.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contained causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and sought compensatory and punitive damages and equitable relief. The plaintiff contended he was entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins’ lawsuit in Contra Costa County Superior Court. The Los Angeles action was transferred to Contra Costa County and the two cases were consolidated. Autobytel was added and then dismissed as a cross defendant in such action after summary judgment in its favor. On December 14, 2001, the jury returned a unanimous verdict finding that A.I.N. and Mr. Gorun were not liable for breach of contracts, breach of fiduciary duty or fraud and denying Martins any damages. Martins’ equitable claims for promissory estoppel and constructive trust were submitted to the court for decision. On April 5, 2002, the court issued a decision denying any relief on those claims. We intend to vigorously contest any appeal by Martins.

We believe the selling shareholders of A.I.N. are obligated to indemnify us for all losses, including attorney’s fees, expenses, settlements and judgments, arising out of the lawsuit. The indemnification obligation was initially collateralized by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250,000 in cash. As of June 30, 2002, the obligation was collateralized by 199,960 remaining shares of common stock and approximately $296,000 in cash after expenses. The selling shareholders have indicated that they dispute the amount and scope of their indemnity obligation. Autobytel and A.I.N. have instituted arbitration proceedings against the selling shareholders, seeking to enforce the indemnity obligations. The proceeding is in its early stages of prehearings with the arbitrator.

On June 7, 2002, Michael Gorun filed an action entitled Michael Gorun v. Autobytel, et al. in the Santa Clara Superior Court against Autobytel and A.I.N. asserting, among others, claims for declaratory relief under the escrow agreement, merger agreement and employment agreement, damages for breach of employment agreement, damages for interference with prospective advantage, damages for breach of merger agreement and damages for breach of employment agreement. In this action, Mr. Gorun disputes Autobytel and A.I.N.’s claims for indemnity, asserts his alleged rights of indemnity from the Martin’s lawsuit under various theories, and contends that Autobytel wrongfully asserted restrictions on the sale and registration of his shares of Autobytel stock. Management disputes these allegations and intends to vigorously defend against them.

In August 2001, a purported class action lawsuit was filed in the United States District Court, Southern District of New York against Autobytel and certain of Autobytel’s current directors and officers and underwriters involved in Autobytel’s initial public offering. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The complaint against Autobytel has been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. We believe that we have meritorious defenses to the complaint and intend to vigorously defend the action.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers and underwriters involved in Autoweb’s initial public offering. The foregoing actions purport to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The complaints against Autoweb have been consolidated into a single action, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. We believe that we have meritorious defenses to the complaints and intend to vigorously defend the actions.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Autobytel held its Annual Meeting of Stockholders on June 25, 2002. The following is a brief description of the matter voted upon at the meeting and the number of votes cast for or withheld with respect to such matter. Each director proposed by Autobytel was elected.

(a) The stockholders reelected the four nominees for Autobytel’s board of directors:

Director	For	Withheld Authority
Jeffrey A. Schwartz	21,535,176	184,933
Richard A. Post	21,605,367	114,742
Peter Titz	16,430,338	5,289,771
Mark Ross	21,341,981	378,128

The term of office as director for Michael J. Fuchs, Jeffrey H. Coats, Roberts S. Grimes, Mark N. Kaplan and Kenneth J. Orton continued after the meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1*	Amendment Number 3 to Interactive Marketing Agreement between America Online, Inc. and Autoweb.com, Inc. dated as of March 1, 2002.
99.1	Chief Executive Officer Certification of Periodic Report, dated August 13, 2002.
99.2	Chief Financial Officer Certification of Periodic Report, dated August 13, 2002.
*	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

On April 26, 2002, we filed a Form 8-K dated April 25, 2002 announcing our financial results for the quarter ended March 31, 2002.

On May 22, 2002, we filed a Form 8-K dated May 21, 2002 announcing the replacement of Arthur Andersen LLP by PricewaterhouseCoopers LLP as independent accountants for fiscal year 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:                               /s/    HOSHI PRINTER

Hoshi Printer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:                              /s/    AMIT KOTHARI

Amit Kothari
Vice President and Controller
(Principal Accounting Officer)

Date: August 13, 2002

EXHIBIT INDEX

Exhibit Number
10.1*	Amendment Number 3 to Interactive Marketing Agreement between America Online, Inc. and Autoweb.com, Inc. dated as of March 1, 2002.

99.1	Chief Executive Officer Certification of Periodic Report, dated August 13, 2002.

99.2	Chief Financial Officer Certification of Periodic Report, dated August 13, 2002.

*	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.