Form 10-Q
period 2002-09-30
AUTOBYTEL  INC
filed 2002-11-12
CIK 1023364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________.

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

          As of October 31, 2002, there were 31,192,038 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Autobytel Inc.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Domestic cash and cash equivalents	$26,480	$30,006
International cash and cash equivalents	—	28,784
Restricted cash	28	3,047
Accounts receivable, net of allowance for doubtful accounts and customer credits of $4,253 and $7,109, respectively	7,998	8,519
Prepaid expenses and other current assets	3,086	4,419

Total current assets	37,592	74,775
Property and equipment, net	2,283	2,889
Capitalized software, net	2,467	4,319
Investment in equity investee	4,684	—
Goodwill, net	8,367	8,644
Other assets	96	154

Total assets	$55,489	$90,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,651	$9,108
Accrued expenses	4,425	9,005
Deferred revenues	3,890	4,800
Other current liabilities	255	300

Total current liabilities	13,221	23,213
Long-term liabilities	319	—

Total liabilities	13,540	23,213

Minority interest	—	7,173
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 31,191,678 and 30,969,377 shares issued and outstanding, respectively	31	31
Additional paid-in capital	203,613	203,280
Accumulated other comprehensive loss	(41)	(2,438)
Accumulated deficit	(161,654)	(140,478)

Total stockholders’ equity	41,949	60,395

Total liabilities and stockholders’ equity	$55,489	$90,781

The accompanying notes are an integral part of these consolidated financial statements.

Autobytel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Program fees	$14,022	$13,162	$44,875	$37,537
Enterprise sales	2,253	1,843	6,980	4,843
Advertising	2,025	1,313	5,421	2,031
Other products and services	981	1,864	3,569	6,152

Total revenues	19,281	18,182	60,845	50,563

Operating expenses:
Sales and marketing	11,628	11,968	37,124	38,147
Product and technology development	5,733	5,567	17,209	14,169
General and administrative	2,206	3,345	7,667	10,965
Goodwill impairment	—	—	—	21,614
Autobytel Europe restructuring, impairment and other international charges	—	—	15,015	11,202
Domestic restructuring and other charges	1,858	1,254	1,800	3,115

Total operating expenses	21,425	22,134	78,815	99,212

Loss from operations	(2,144)	(3,952)	(17,970)	(48,649)
Loss on recapitalization of Autobytel.Europe	—	—	(4,168)	—
Interest income, net	95	717	599	2,790
Foreign currency exchange gain (loss)	10	(33)	(2)	425
Losses in equity investees	(63)	—	(495)	(500)

Loss before minority interest and income taxes	(2,102)	(3,268)	(22,036)	(45,934)
Minority interest	—	31	866	2,008

Loss before income taxes	(2,102)	(3,237)	(21,170)	(43,926)
Provision for income taxes	—	1	6	29

Net loss	$(2,102)	$(3,238)	$(21,176)	$(43,955)

Basic and diluted net loss per share	$(0.07)	$(0.13)	$(0.68)	$(1.98)

Shares used in computing basic and diluted net loss per share	31,170,164	25,795,700	31,125,944	22,191,514

Comprehensive loss:
Net loss	$(2,102)	$(3,238)	$(21,176)	$(43,955)
Translation adjustment	(25)	1,743	(513)	(1,721)

Comprehensive loss	$(2,127)	$(1,495)	$(21,689)	$(45,676)

The accompanying notes are an integral part of these consolidated financial statements.

Autobytel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except share and per share data)

(unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(21,176)	$(43,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges:
Depreciation and amortization	2,719	2,228
Provision for bad debt and customer credits	6,610	5,992
Loss on disposal of property and equipment	50	290
Compensation expense recorded for fair market value of stock options in excess of exercise price	20	185
Autobytel.Europe restructuring and impairment	15,015	—
Loss on recapitalization of Autobytel.Europe	4,168	—
Losses in equity investees	495	500
Minority interest	(866)	(2,008)
Impairment of goodwill	—	21,614
Write-down of capitalized software costs	1,858	3,455
Write-off of investments in foreign entities	—	2,142
Write-down of property and equipment	—	242
Contract termination costs	—	—
Changes in assets and liabilities:
Accounts receivable	(5,861)	(4,135)
Prepaid expenses and other current assets	1,317	3,082
Other assets	58	2
Accounts payable	(4,419)	880
Accrued expenses	(3,804)	(941)
Deferred revenues	(910)	(727)
Other current liabilities	12	(138)
Long-term restructuring and other liabilities	319	(482)

Net cash used in operating activities	(4,395)	(11,774)

Cash flows from investing activities:
Deconsolidation of Autobytel.Europe	(28,163)	—
Acquisition of business, net of cash acquired	—	5,697
Investment in foreign entities	—	(413)
Investment in unconsolidated subsidiary	(400)	—
Notes receivable from foreign entity	—	(88)
Repayment of notes receivable from foreign entity	—	292
Purchases of property and equipment	(915)	(1,985)
Proceeds from sale of property and equipment	156	—
Capitalized software costs	(1,412)	(4,493)

Net cash used in investing activities	(30,734)	(990)

Cash flows from financing activities:
Net proceeds from sale of common stock	313	123
Net proceeds from sale of subsidiary company stock	—	2,000

Net cash provided by financing activities	313	2,123

Effect of exchange rates on cash	(513)	(1,721)

Net decrease in cash and cash equivalents	(35,329)	(12,362)
Cash and cash equivalents, beginning of period	61,837	81,945

Cash and cash equivalents, end of period	$26,508	$69,583

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6	$1

Cash paid during the period for interest	$1	$4

Supplemental disclosure of non-cash operating activity:
*	In August 2002, due to a change in our original estimate of accounts receivable acquired in the Autoweb acquisition, we increased accounts receivable and decreased goodwill by $277.

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

(Unaudited)

1.  Organization and Operations of Autobytel

          Autobytel Inc. (Autobytel) is an Internet automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and customer relationship management tools and programs. Autobytel owns and operates four Web sites — Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com. Autobytel is also a provider of automotive marketing data and technology through its Automotive Information Center (AIC) division.

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

          Since its inception in January 1995, Autobytel has experienced operating losses and has an accumulated deficit of $161,654 as of September 30, 2002. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2.  Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

          The accompanying interim consolidated financial statements as of September 30, 2002, and for the three months and nine months ended September 30, 2002 and 2001, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. The financial position and results of operations of Autoweb.com, Inc. (Autoweb) from the date of acquisition on August 14, 2001 have been included in the accompanying interim consolidated financial statements. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

          Also, in December 2001, Autobytel realigned its revenue classifications in connection with its focus on providing marketing services to dealers and automotive manufacturers. Autobytel now classifies revenues in four categories — program fees, enterprise sales, advertising and other products and services. Prior period revenues have been presented to conform to the current year presentation. The realignment had no effect on total revenues.

Cash and Cash Equivalents

          Cash and cash equivalents as of September 30, 2002 and December 31, 2001 were as follows:

	As of September 30, 2002			As of December 31, 2001

	Total	Restricted	Available	Total	Restricted	Available

Domestic	$26,508	$(28)	$26,480	$33,000	$(2,994)	$30,006
International	—	—	—	28,837	(53)	28,784

Total	$26,508	$(28)	$26,480	$61,837	$(3,047)	$58,790

          For purposes of the consolidated balance sheets and the consolidated statements of cash flows, Autobytel considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Domestic cash and cash equivalents represent amounts held by Autobytel for use by Autobytel. As of December 31, 2001, $2,966 was held in a restricted interest bearing account to secure an appeal bond related to litigation (see Note 6.) and $28 was held by financial institutions as collateral for business credit cards. The litigation was settled in March 2002 and the bond was released in May 2002. As of September 30, 2002, restricted cash represents $28 related to business credit cards.

          International cash and cash equivalents represent amounts held by Autobytel.Europe LLC (Autobytel.Europe) for use as directed by Autobytel.Europe. These funds were not available to Autobytel. As a result of a reduction in Autobytel’s ownership of Autobytel.Europe in March 2002 (see Note 4.), Autobytel no longer consolidates Autobytel.Europe in its financial statements. Therefore, international cash and cash equivalents are  no longer reported on Autobytel’s balance sheet. As of December 31, 2001, $53 was held by Autobytel.Europe’s landlord as a security deposit.

Computation of Basic and Diluted Net Loss Per Share

          Net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the three months and nine months ended September 30, 2002 and 2001, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of stock options and warrants are antidilutive. Autobytel evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

New Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also requires recognition of intangible assets, other than goodwill, in business combinations completed after June 30, 2001 and all acquisitions accounted for using the purchase method of accounting. Autobytel acquired Autoweb after June 30, 2001 (see Note 3.) and accounted for the acquisition in accordance with SFAS No. 141.

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

3.  Acquisition of Autoweb.com, Inc.

          On August 14, 2001, Autobytel acquired all of the outstanding common stock of Autoweb, an Internet automotive service.

          Autoweb stockholders were issued 0.3553 shares of Autobytel common stock for each share of Autoweb common stock outstanding on the date of the acquisition for a total of 10,504,793 shares. The acquisition has been accounted for using the purchase method of accounting.

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

Purchase price:
Common stock	$14,331
Transaction costs paid by Autobytel	2,800

Total purchase price	$17,131

Allocation of purchase price:
Assets:
Cash	$8,647
Accounts receivable	7,183
Prepaid expenses and other	4,148
Goodwill	8,367
Liabilities:
Historical liabilities	(6,530)
Liabilities from exit costs and restructuring	(4,684)

Total purchase price	$17,131

          The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was initially recorded as goodwill in the amount of $10,399. In December 2001 and August 2002, the allocation of the purchase price was adjusted as described below and goodwill was reduced to $8,367.

          In conjunction with the acquisition, Autobytel estimated the exit costs of anticipated facilities integration, personnel costs and other expenses directly related to the contemplated consolidation of significant operations of Autoweb and Autobytel and accrued $5,789 for such costs and expenses. The employee termination costs consisted primarily of compensation and benefits for approximately 80 employees at Autoweb in conjunction with the integration of operations into the Autobytel Irvine facility. In December 2001, the allocation of the purchase price was adjusted as a result of a reduction in Autobytel’s estimates and events and circumstances. Estimated outstanding transaction costs were reduced by $150, historical liabilities were reduced by $500 and liabilities from exit costs and restructuring were reduced by $1,105. The reduction in liabilities from exit costs and restructuring was a result of a negotiated release from Autoweb’s facilities lease and lower than expected employee termination costs. From the date of acquisition through September 30, 2002, $1,740 and $2,731 was paid for rent and compensation, respectively. In August 2002, the allocation of the purchase price was adjusted due to a $277 increase in the original estimate of accounts receivable. As of September 30, 2002, the remaining accrual balance was $212. Autobytel expects the remaining accrued costs to be paid by December 31, 2002.

          Autoweb’s financial position and results of operations from the date of acquisition on August 14, 2001 have been included in the accompanying interim consolidated financial statements.

          The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Autoweb had occurred on January 1, 2001. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)
Revenue	$19,281	$22,714	$60,845	$74,289
Net loss	(2,102)	(4,615)	(21,176)	(64,235)
Basic and diluted net loss per share	$(0.07)	$(0.15)	$(0.68)	$(2.08)

4.  Autobytel.Europe LLC

          Autobytel.Europe was organized in August 1997 and began operations in the fourth quarter of 1999. Autobytel.Europe was formed to expand the Autobytel business model and operations throughout Europe.

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

          Autobytel.Europe was considered a start-up company. In accordance with SAB No. 51, the difference between Autobytel’s carrying amount of the investment in Autobytel.Europe and its ownership interest in the underlying net book value of Autobytel.Europe immediately after the investment was reflected as a capital transaction and credited directly to Autobytel’s stockholders’ equity.

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

          Autobytel.Europe’s results of operations are consolidated in Autobytel’s results of operations through March 28, 2002, including a non-cash charge of $4,000 for terminated Autobytel.Europe contracts. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced Autobytel’s ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in Autobytel’s ownership interest, Autobytel recorded a non-cash charge of $4,168 related to the partial disposition of its investment in Autobytel.Europe. Autobytel no longer consolidates Autobytel.Europe in its financial statements but accounts for its remaining investment in Autobytel.Europe under the equity method. At March 28, 2002, Autobytel reviewed its 49% investment in Autobytel.Europe and reduced the carrying amount to its estimated fair value. The impairment of the investment resulted in a non-cash charge of $11,015 to Autobytel. These charges, totaling $19,183, were originally reported as an operating expense on Autobytel’s consolidated statement of operations for the three months ended March 31, 2002. Autobytel has subsequently determined that the $4,168 related to the partial disposition of its investment in Autobytel.Europe is a non-operating expense and has reclassified this amount to properly reflect the charge. The reclassification had no effect on net loss for the three months ended March 31, 2002. As of September 30, 2002, Autobytel had an investment in Autobytel.Europe with a remaining balance of $4,684 which Autobytel believes has not incurred a further decline in value.

5.  Goodwill

          In accordance with SFAS No. 142, goodwill acquired in the Autoweb acquisition will not be amortized, rather it is evaluated on at least an annual basis for impairment as the acquisition of Autoweb was completed subsequent to June 30, 2001. Based on Autobytel’s evaluation of goodwill in June 2002, no impairment charge was recognized. In future periods, if goodwill is determined to be impaired, Autobytel will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings. In August 2002, the allocation of the Autoweb purchase price was adjusted due to an increase in the original estimate of accounts receivable resulting in a reduction in goodwill and increase in accounts receivable of $277. As of September 30, 2002, the unamortized balance of goodwill related to the Autoweb acquisition was $8,367.

          During 2001, Autobytel recorded a $22,867 non-cash charge for the full impairment of goodwill and $888 in amortization expense related to A.I.N. Corporation (CarSmart or A.I.N.). Had SFAS No. 142 been in effect in 2001, Autobytel would not have recorded amortization expense of $24 and $865 for goodwill related to the acquisition of CarSmart for the three months and nine months ended September 30, 2001, respectively. The following summarizes net loss adjusted to exclude goodwill amortization expense:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss as reported	$(2,102)	$(3,238)	$(21,176)	$(43,955)
Goodwill amortization	—	24	—	865

Net loss as adjusted	$(2,102)	$(3,214)	$(21,176)	$(43,090)

Basic & diluted loss per share as reported	$(0.07)	$(0.13)	$(0.68)	$(1.98)
Basic & diluted loss per share as adjusted	$(0.07)	$(0.12)	$(0.68)	$(1.94)

6.   Commitments and Contingencies

Marketing and Advertising Agreements

          Autobytel has agreements with search engines and Internet service and automotive information providers. In July 2002, Autobytel renegotiated an agreement with a major Internet service. Minimum future payments under the agreement were reduced from $5,083 to $1,568 as of September 30, 2002. Payment is due in February 2003.  As part of the renegotiation, the contracted number of impressions was reduced.

Litigation

          A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contained causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and sought compensatory and punitive damages and equitable relief. The plaintiff contended he was entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins’ lawsuit in Contra Costa County Superior Court. The Los Angeles action was transferred to Contra Costa County and the two cases were consolidated. Autobytel was added and then dismissed as a cross defendant in such action after summary judgment in its favor. On December 14, 2001, the jury returned a unanimous verdict finding that A.I.N. and Mr. Gorun were not liable for breach of contract, breach of fiduciary duty or fraud and denying Martins any damages. Martins’ equitable claims for promissory estoppel and constructive trust were submitted to the court for decision. On April 5, 2002, the court issued a decision denying any relief on those claims. Autobytel, A.I.N. and Martins entered into a settlement agreement in July 2002.

          Autobytel believes the selling shareholders of A.I.N. are obligated to indemnify Autobytel for all losses, including attorney’s fees, expenses, settlements and judgements, arising out of the lawsuit. The indemnification obligation was initially collateralized by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250 in cash. As of September 30, 2002, the obligation was collateralized by 199,960 remaining shares of common stock and approximately $297 in cash after expenses. The selling shareholders have indicated that they dispute the amount and scope of their indemnity obligation. Autobytel and A.I.N. have instituted arbitration proceedings against the selling shareholders, seeking to enforce the indemnity obligations. The proceeding is in its early stages of prehearings with the arbitrator.

          On June 7, 2002, Michael Gorun filed an action entitled Michael Gorun v. Autobytel, et al. in the Santa Clara Superior Court against Autobytel and A.I.N. asserting, among others, claims for declaratory relief under the escrow agreement, merger agreement and employment agreement, damages for breach of employment agreement, damages for interference with prospective advantage and damages for breach of merger agreement. In this action, Mr. Gorun disputes Autobytel and A.I.N.’s claims for indemnity arising from the Martins lawsuit, asserts his alleged rights of indemnity from the Martins lawsuit under various theories, and contends that Autobytel wrongfully asserted restrictions on the sale and registration of his shares of Autobytel stock. Autobytel disputes these allegations and intends to vigorously defend against them.

          On October 10, 2002, Morrison & Foerster LLP, a law firm that represented Autobytel, A.I.N. and Mr. Gorun at various points in the Martins litigation, filed an action entitled Morrison & Foerster LLP v. Autobytel.com Inc. et al. in the Santa Clara Superior Court against Autobytel, A.I.N and Mr. Gorun asserting claims for damages for breach of contract for failure to pay legal fees and expenses plus interest accrued thereon in the aggregate of approximately $660,000 as of August 31,

2002. Autobytel and A.I.N. dispute these allegations and intend to vigorously defend against them. In addition, Autobytel and A.I.N. believe that they have meritorious claims against Morrison & Foerster LLP.

          In August 2001, a purported class action lawsuit was filed in the United States District Court, Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (Autobytel Individual Defendants) and underwriters involved in Autobytel’s initial public offering. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The complaint against Autobytel has been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Autobytel Individual Defendants were dismissed from the case without prejudice.  Autobytel believes that it has meritorious claims against the underwriters and intends to vigorously defend the action.

          Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s former directors and officers (Autoweb Individual Defendants) and underwriters involved in Autoweb’s initial public offering. The foregoing actions purport to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The complaints against Autoweb have been consolidated into a single action, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Autoweb Individual Defendants were dismissed from the case without prejudice. Autoweb believes that it has meritorious claims against the underwriters and intends to vigorously defend the actions.

          Autobytel has not recorded any loss contingencies associated with the above legal matters.

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

7.  Accrued Liability for Restructuring and Other Charges

          In 2001, Autobytel recorded charges totaling $7,229 for international restructuring and related charges due to a decline in the general economic climate and the environment for Internet related activities in Europe. As a result of a reduction in Autobytel’s ownership of Autobytel.Europe (see Note 4.), Autobytel no longer consolidates Autobytel.Europe in its financial statements. Therefore, the remaining accrued liability related to these charges is not reported on Autobytel’s balance sheet as of September 30, 2002.

          In 2001, Autobytel recorded a total of $4,514 for domestic restructuring and other charges. The charges were related to the reorganization of dealer operations, the elimination of duplicate facilities, the write-down of fixed assets, contract termination costs related to online advertising and the aftermarket program on the Autobytel.com Web site, the write-off of previously capitalized software related to the aftermarket program and the integration of Autoweb into Autobytel following the acquisition of Autoweb. In the nine months ended September 30, 2002, Autobytel recorded a total of $769 for charges related to the restructuring of Autobytel’s operations to reduce costs and enhance efficiencies. The charges included severance costs affecting approximately 15% of Autobytel’s employees in sales, marketing and information technology, and Autobytel’s lease obligation on the vacant portion of AIC’s office facilities. As of September 30, 2002, the remaining accrued liability related to these charges was $565. Autobytel expects the remaining accrued charges to be paid by 2005.

          A summary of the remaining accrued liabilities related to the restructuring and other charges as of September 30, 2002 is as follows:

	Total Charge	Non-Cash Charges	Cash Payments	Autobytel. Europe Decon- solidation	Remaining Accrued Liability

International restructuring and related charges	$7,229	$4,277	$2,133	$819	$—
Domestic restructuring and other charges	5,283	739	3,979	—	565

Total	$12,512	$5,016	$6,112	$819	$565

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

Overview

          We are an Internet automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and customer relationship management tools and programs. We own and operate four Web sites — Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com. We are also a provider of automotive marketing data and technology through our Automotive Information Center (“AIC”) division.

          We acquired Autoweb.com, Inc.(“Autoweb”) on August 14, 2001. The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Autoweb had occurred on January 1, 2001. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(Amounts in thousands)
	(unaudited)
Revenue	$19,281	$22,714	$60,845	$74,289
Net loss	(2,102)	(4,615)	(21,176)	(64,235)
Basic and diluted net loss per share	$(0.07)	$(0.15)	$(0.68)	$(2.08)

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

          In the third quarter of 2002, we generated $3.1 million in cash primarily due to more aggressive collection efforts which included additional resources and the implementation of a dealer suspension policy for dealers that have past due amounts on account. In addition, cost reductions, which included the renegotiation of a major portal agreement, contributed to the generation of cash in the third quarter of 2002. Although there is no assurance, we anticipate that our cash position will be stable for the remainder of the year.

          Autobytel.Europe’s results of operations are consolidated in our results of operations through March 28, 2002, including a non-cash charge of $4.0 million for terminated Autobytel.Europe contracts. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced our ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in our ownership, we recorded a non-cash charge of $4.2 million related to the partial disposition of our investment in Autobytel.Europe. We no longer consolidate Autobytel.Europe in our financial statements but account for our remaining investment in Autobytel.Europe under the equity method. At March 28, 2002, we reviewed our 49% investment in Autobytel.Europe and reduced the carrying amount to its estimated fair value. The impairment of the investment resulted in a non-cash charge of $11.0 million to us. These charges, totaling $19.2 million, were originally reported as an operating expense on our consolidated statement of operations for the three months ended March 31, 2002. We have subsequently determined that the $4.2 million related to the partial disposition of our investment in Autobytel.Europe is a non-operating expense and have reclassified this amount to properly reflect the charge. The reclassification had no effect on net loss for the three months ended March 31, 2002. As of September 30, 2002, we had an investment in Autobytel.Europe with a remaining balance of $4.7 million which we believe has not incurred a further decline in value. We do not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million we initially contributed in January 2000.

          We realigned our revenue classifications in the fourth quarter of 2001 in connection with our focus on providing marketing services to dealers and automotive manufacturers. We now classify revenues in four categories — program fees, enterprise sales, advertising and other products and services. Prior period revenues have been presented to conform to the current year presentation.

          Program fees consist of fees paid by program dealers who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of initial fees, monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Autobytel.com and CarSmart.com program dealers using our services pay initial subscription fees, as well as ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Autoweb.com program dealers using our services primarily pay transaction fees based on the number of qualified purchase requests provided to them each month, and in certain instances, initial fees. Beginning in the second quarter of 2002, program fees also include fees for our new dealer call center and dealer training. We expect to be primarily dependent on our program dealers for revenues in the foreseeable future.

          Our program dealer contract terms generally range from 90 days to one year and are terminable on 30 days’ notice by either party. The initial subscription fee from a program dealer is recognized ratably over the term of the dealer’s contract. The majority of our program fees consist of monthly fees which are recognized in the period service is provided. In the third quarter of 2002 and 2001, program fees were $14.0 million and $13.2 million, or 73% of total revenues. Average monthly program fees per dealer were $813 and $730 in the third quarter of 2002 and 2001, respectively. Average monthly program fees have increased as a result of our efforts to retain program dealers who provide a reasonable profit to us.

          Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and fees from manufacturers and other users for automotive marketing data and technology provided by AIC. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Automotive manufacturers include manufacturers such as General Motors and Ford. We began recognizing revenues from enterprise sales in 2001 and intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers. Revenues from enterprise sales were $2.3 million and $1.8 million, or 12% and 10% of total revenues, in the third quarter of 2002 and 2001, respectively. Fees in the third quarter of 2001 include $0.8 million from General Motors Corporation for services related to an online locate-to-order vehicle test program.

          Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Using the targeted nature of Internet advertising, manufacturers can advertise their brand image effectively to automotive consumers on any of our four Web sites. Automotive manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Campaign specifications are typically negotiated with the advertising agency or directly with the manufacturer or automotive-related vendor. Revenues from advertising were $2.0 million and $1.3 million in the third quarter of 2002 and 2001, or 10% and 7% of total revenues, respectively.

          Revenues from other products and services include fees for new products, continued products, legacy products and international licensing agreements. New products include Retention Performance Marketing (RPM), our customer service reminder marketing program for dealerships and manufacturers. Continued products include products and services which we continue to offer such as database marketing and classified listings. Legacy products include consumer oriented products and services which we have redirected resources away from, such as financing, insurance and warranties. International licensing agreements include agreements with international parties that are licensed to use our Autobytel brand name and, in most cases, technology in their respective countries. We will explore additional international business as opportunities arise. In the third quarter of 2002 and 2001, revenues from other products and services were $1.0 million and $1.9 million, or 5% and 10% of total revenues, respectively.

          Our revenue is primarily dependent on the quality and quantity of purchase requests delivered to our program and enterprise dealers. Although we expect our combined program, enterprise and advertising revenue to increase in the future, our revenue is subject to considerable uncertainty. See “Risk Factors” below.

          Our Quality Verification System (QVS)SM uses filters and validation processes to identify consumers with strong purchase intent. As a result of the implementation of QVS, purchase request quality increased. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We anticipate that improved purchase request quality will help us increase closing ratios and further reduce customer credits, reduce dealer turnover and increase revenues in the future.

          In the third quarter of 2002, we delivered approximately 0.8 million purchase requests through our online systems to program and enterprise dealers. Of these, approximately 0.7 million were delivered to program dealers and approximately 0.1 million were delivered to enterprise dealers. In the third quarter of 2001, approximately 1.0 million purchase requests were delivered to program and enterprise dealers, or a decrease of 28%, compared to the third quarter of 2002. The decrease was primarily a result of our recent quality initiatives as we rejected purchase requests that did not meet our qualification standards and a decline in our number of program dealer relationships due to our efforts to retain dealers that provide a reasonable profit to us. We expect the quantity of purchase requests we deliver to our program and enterprise dealers to temporarily remain flat or decline in 2002.

          As of September 30, 2002, we had 20,588 dealer relationships. Our dealer relationships as of June 30, 2002 and September 30, 2002 were as follows:

	Dealer relationships as of

	June 30, 2002	September 30, 2002

Autobytel.com	3,561	3,267
Autoweb.com	1,781	1,730
CarSmart.com	585	505
Suspended dealer relationships	44	119	(a)

Total program dealer relationships	5,971	5,621
Enterprise dealer relationships	3,453	14,967	(b)

Total dealer relationships	9,424	20,588

(a)

The delivery of purchase requests to these dealers has been suspended until past due amounts on account are resolved. We do not recognize revenue from dealers for periods that they are under suspension.

(b)

A pilot program with a major manufacturer increased enterprise dealer relationships by approximately 11,500 in the third quarter of 2002. The pilot program, which currently expires in November 2002, automatically extends in one month increments until terminated by us or the manufacturer.

          Program dealer relationships consist of subscriptions to our new car marketing programs and our Used Vehicle CyberStore program. A decline of 350 program dealer relationships from June 30, 2002 to September 20, 2002 was primarily a result of the termination of 811 program dealer relationships by the dealers or by us offset by the addition of 461 program dealer relationships. In the third quarter of 2002, we began reporting suspended dealer relationships. Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests has been suspended until past due amounts on account are resolved. The number of suspended dealer relationships increased by 75 during the third quarter of 2002. We do not recognize revenue from dealers for periods that they are under suspension. As of September 30, 2002, 668 program dealers had a relationship with more than one of our branded Web sites.

          Our relationship with dealers may terminate for various reasons including:

•	termination by the dealer due to issues with purchase request volume, purchase request quality, fee increases or lack of dedicated personnel to manage the program effectively,

•	termination by us due to the dealers providing poor customer service to consumers or for nonpayment of fees by the dealer,

•	termination by us of dealers that cannot provide us with a reasonable profit,

•	extinction of the manufacturer brand and

•	selling or termination of the dealer franchise.

          Enterprise dealer relationships consist of (i) relationships with dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) relationships with dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. An increase in enterprise dealer relationships from June 30, 2002 to September 30, 2002 was a result of the addition of 11,514 enterprise dealer relationships. Approximately 11,500 enterprise dealer relationships were added as part of a pilot program with a major manufacturer. The pilot program, which currently expires in November 2002, automatically extends in one month increments until terminated by us or the manufacturer.

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

          Sales and marketing costs consist primarily of:

•	fees paid to our Internet purchase request providers, including Internet portals and online automotive information providers,

•	promotion and advertising expenses to build our brand awareness and encourage potential customers to visit our Web sites and

•	personnel and other costs associated with sales, marketing, training and support of our dealer networks.

             The Internet portals and online automotive information providers charge a combination of annual, monthly and variable fees

•	Annual fees are amortized over the period to which they relate.

•	Monthly fees are expensed in the month to which they relate.

•	Variable fees are fees paid for purchase requests and are expensed in the period the purchase requests are received.

          Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $7.4 million and $6.0 million in the third quarter of 2002 and 2001, respectively. Also included in sales and marketing expenses are the costs associated with traditional media, such as television, radio and print advertising and with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. Sales and marketing expenses have historically fluctuated quarter-to-quarter due to varied levels of marketing and advertising and we believe this will continue in the future.

          In the third quarter of 2002, we renegotiated an agreement with a major Internet service. Minimum future payments under the agreement were reduced from $5.1 million to $1.6 million as of September 30, 2002. Payment is due in February 2003. As part of the renegotiation, the contracted number of impressions was reduced.

Critical Accounting Policies and Estimates

          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require Autobytel to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements. There can be no assurance that actual results will not differ from our estimates and assumptions. For a detailed discussion of the application of these and other accounting policies, see Note 2. of the “Notes to Consolidated Financial Statements” in Part IV., Item 14., “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 22, 2002.

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

          In prior periods, significant increases in required allowances for doubtful accounts and customer credits have been recorded and may occur in the future. If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional allowances for doubtful accounts and customer credits may be required and the impact on our business, results of operations or financial condition could be material. As of September 30, 2002, accounts receivable totaled $12.3 million offset by $4.3 million in allowances for doubtful accounts and customer credits resulting in net accounts receivable of $8.0 million.

          Investment in Unconsolidated Subsidiary.  We hold minority interests in unconsolidated subsidiaries. The subsidiaries are not publicly traded and, therefore, the value of our minority interest is difficult to determine. Adverse changes in market conditions or poor operating results of the subsidiary underlying each investment could result in losses or an inability to recover the carrying value of our investment. We use estimates and make assumptions to determine if our investment has experienced a decline in value that is other than temporary and to determine the fair value of the investment. In future periods, if the carrying value of our investments is determined to be in excess of the estimated fair value we will recognize a non-cash charge for the impairment of our investment. During 2002, we recognized an $11.0 million non-cash charge for the impairment of our investment in Autobytel.Europe. As of September 30, 2002 our investment in Autobytel.Europe was $4.7 million.

          Capitalized Software.  Changes in strategy and/or market conditions could significantly impact the estimated value of our capitalized software. We use estimates and make assumptions to determine the related estimated useful lives of capitalized software, if capitalized software has experienced a decline in value that is other than temporary and the fair value of capitalized software. In future periods, if the carrying value of capitalized software is determined to be in excess of the estimated fair value, we will recognize a non-cash charge for the write-off of capitalized software. During 2002, we recognized a $1.9 million non-cash charge for the write-off of capitalized software. As of September 30, 2002, we had capitalized software, net of amortization, of $2.5 million.

          Goodwill.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to analyze goodwill for impairment whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable or at least on an annual basis. We use estimates and make assumptions to determine the fair value of goodwill. If estimates or assumptions change in the future, we may be required to record goodwill impairment charges. During 2001, we recorded a $22.9 million non-cash charge for the full impairment of goodwill related to our acquisition of A.I.N. Corporation. Based on our evaluation in June 2002 of goodwill related to our acquisition of Autoweb, no impairment charge was recognized. In future periods, if goodwill is determined to be impaired we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. As of September 30, 2002, the unamortized balance of goodwill related to the Autoweb acquisition was $8.4 million

          Restructuring.  We have recorded reserves and write-offs in connection with the restructuring of our operations. These reserves were based on estimates related to employee separation costs, settlements of contractual obligations, investments and other related costs. Although we do not anticipate significant changes, the actual costs may differ from these estimates. During 2001, we recorded $7.2 million and $4.5 million in international and domestic restructuring charges, respectively. During 2002, we recorded $4.0 million and $0.7 million in international and domestic restructuring charges, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues
Program fees	73%	73%	74%	74%
Enterprise sales	12	10	11	10
Advertising	10	7	9	4
Other products and services	5	10	6	12

Total revenues	100	100	100	100

Operating expenses:
Sales and marketing	60	66	61	75
Product and technology development	30	31	28	28
General and administrative	11	18	13	22
Goodwill impairment	—	—	—	43
Autobytel.Europe restructuring, impairment and other international charges	—	—	25	22
Domestic restructuring and other charges	10	7	3	6

Total operating expenses	111	122	130	196

Loss from operations	(11)	(22)	(30)	(96)
Loss on recapitalization of Autobytel.Europe	—	—	(7)	—
Interest income, net	—	4	1	6
Foreign currency exchange gain (loss)	—	—	—	1
Losses in equity investees	—	—	—	(1)

Loss before minority interest and income taxes	(11)	(18)	(36)	(91)
Minority interest	—	—	1	4

Loss before income taxes	(11)	(18)	(35)	(87)
Provision for income taxes	—	—	—	—

Net loss	(11)%	(18)%	(35)%	(87)%

Three Months Ended September 30, 2002 and 2001

          Revenues.  Our revenues increased by $1.1 million, or 6%, to $19.3 million in the third quarter of 2002 compared to $18.2 million in the third quarter of 2001.

          Program Fees.  Program fees consist of fees paid by program dealers who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of initial fees and monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Autobytel.com and CarSmart.com program dealers using our services pay initial subscription fees, as well as ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Autoweb.com program dealers using our services primarily pay transaction fees based on the number of qualified purchase requests provided to them each month, and in certain instances, initial fees. Program fees in the third quarter of 2002 also include fees for our new dealer call center and dealer training. Program fees increased by $0.8 million, or 7%, to $14.0 million in the third quarter of 2002 compared to $13.2 million in the third quarter of 2001. The increase was primarily due to a $2.8 million increase as a result of our acquisition of Autoweb, partially offset by a $2.0 million, or 18%, decrease in Autobytel and CarSmart program fees due to a decline in our number of dealer relationships. With our efforts to improve purchase request quality and reduce the number of dealers that cannot provide us with a reasonable profit, we expect our program revenues and dealer relationships to temporarily remain flat or decline in 2002. We anticipate that improved purchase request quality will help us reduce customer credits, reduce program dealer turnover and increase program fee revenues in the future.

          Enterprise Sales.  Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and fees from manufacturers and other users for automotive marketing data and technology provided by AIC. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Automotive manufacturers include manufacturers such as General Motors and Ford. Enterprise sales increased by $0.5 million, or 22%, to $2.3 million in the third quarter of 2002 compared to $1.8 million in the third quarter of 2001. The increase was primarily a result of our acquisition of Autoweb in the middle of the third quarter of 2001. Autobytel enterprise sales in the third quarter of 2001 include $0.8 million in fees received from General Motors Corporation for services related to an online locate-to-order vehicle test program. The agreement commenced in February 2001 and expired in November 2001. We intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers and expect revenues from enterprise sales to increase in 2002.

          Advertising.  Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Advertising revenue increased by $0.7 million, or 54%, to $2.0 million in the third quarter of 2002 compared to $1.3 million in the third quarter of 2001. The increase was primarily related to a $0.4 million increase as a result of our acquisition of Autoweb in the middle of the third quarter of 2001 and a $0.3 million increase in Autobytel advertising revenue. With the creation of our advertising sales organization offset by a general decline in media spending by dealerships and manufacturers we expect our advertising revenues to increase in 2002.

          Other Products and Services.  Revenues from other products and services include fees for new products, continued products, legacy products and international licensing agreements. New products include RPM. Continued products include products and services which we continue to offer such as database marketing and classified listings. Legacy products include consumer oriented products and services which we have redirected resources away from, such as financing, insurance and warranties. International licensing agreements include agreements with international parties that are licensed to use our Autobytel brand name and, in most cases, technology in their respective countries. We will explore additional international business as opportunities arise. Revenues from other products and services decreased by $0.9 million, or 47%, to $1.0 million in the third quarter of 2002 compared to $1.9 million in the third quarter of 2001. The decrease was primarily due to a $1.2 million, or 71%, decline in fees from international licensing and legacy products, including insurance, financing, warranties and web site maintenance partially offset by the addition of $0.2 million in RPM revenue and a $0.1 million, or 41%, increase in fees from classified listings and other continued products. We expect other product and service revenues to remain flat or decline. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers such as RPM, however, increased revenues from new and continued products may be offset by declines in revenues from legacy products and international licensing.

          Sales and Marketing.  Sales and marketing expense primarily includes advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with dealer sales, training and support. Sales and marketing expense decreased by $0.4 million, or 3%, to $11.6 million in the third quarter of 2002 compared to $12.0 million in the third quarter of 2001. The decrease was primarily due to a decrease in television, print, radio and other traditional advertising of $1.3 million, or 86%, and personnel and other sales expenses of $0.5 million, or 9%, partially offset by an increase of $1.4 million, or 23%, in online advertising. The increase in online advertising expenses was a result of a $2.5 million increase in Autoweb online advertising due to the acquisition of Autoweb in the middle of the third quarter of 2001. The increase in online advertising was partially offset by a $1.1 million decrease in online advertising for Autobytel. We expect our sales and marketing expenses as a percentage of revenues to remain flat or slightly increase.

          Product and Technology Development.  Product and technology development expense primarily includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites, our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, costs related to data and technology development at AIC and amortization of software development costs. Product and technology development expense increased by $0.1 million, or 3%, to $5.7 million in the third quarter of 2002 compared to $5.6 million in the third quarter of 2001. The increase was primarily due to a $0.3 million, or 13%, increase in personnel and related costs largely resulting from the addition of Autoweb and its AIC division to our operations, a $0.1 million, or 36%, increase in amortization of capitalized software development costs related to our international software licenses, our online dealership management system called iManager and RPM and a $0.3 million, or 9%, decrease in other product and technology development expenses. In addition, we capitalized $0.1 million of software development costs related to RPM enhancements in the third quarter of 2002. Software development costs capitalized in the third quarter of 2001 were $0.7 million and were primarily related to the enhancement of software licensed to our international licensees. We expect our product and technology development expenses as a percentage of revenues to remain flat.

          General and Administrative.  General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense was $2.2 million and $3.3 million for the third quarter of 2002 and 2001, respectively. General and administrative expense decreased by $1.1 million, or 34%. The decrease was primarily due to a $0.8 million, or 87%, decrease in legal expenses, and a $0.3 million, or 13%, in other general and administrative expenses. Legal expenses in the third quarter of 2001 included fees incurred for litigation. We expect our general and administrative expenses as a percentage of revenues to remain flat.

          Domestic restructuring and other charges.  In the third quarter of 2002, we recorded a $1.9 million charge for the write-off of previously capitalized software which was originally intended to be a standardized technology platform for global web site development. In the third quarter of 2001, we recorded a charge of $1.3 million related to the integration of Autoweb into Autobytel as a result of the acquisition of Autoweb. The charge primarily included compensation costs for the retention of Autoweb employees through the completion of the integration process.

          Interest Income, Net.  Interest income decreased by $0.6 million, or 87%, to $0.1 million in the third quarter of 2002 compared to $0.7 million in the third quarter of 2001 due to lower cash balances and declining interest rates.

          Foreign Currency Exchange Gain (Loss).  In the third quarter of 2002, foreign currency exchange gains were a result of foreign exchange rate fluctuations in Canada. In the third quarter of 2001, foreign currency exchange losses were primarily a result of foreign exchange rate fluctuations in Europe. As a result of a decrease in our ownership of Autobytel.Europe in the first quarter of 2002, we no longer consolidate Autobytel.Europe in our financial statements.

          Losses in Equity Investees.  Losses in equity investees represent our share of losses in Autobytel.Europe.

          Minority Interest.  Minority interest represents the portion of Autobytel.Europe’s net loss allocable to other Autobytel.Europe shareholders. As of March 29, 2002, Autobytel.Europe was no longer a majority-owned subsidiary as we reduced our ownership to 49%. As a result of our reduction in ownership in Autobytel.Europe we no longer record minority interest. In the third quarter of 2001, a portion of the loss generated by Autobytel.Europe was allocated to its other shareholders resulting in a nominal gain.

Nine Months ended September 30, 2002 and 2001

          Revenues.  Our revenues increased by $10.2 million, or 20%, to $60.8 million in the nine months ended September 30, 2002 compared to $50.6 million in the same period of 2001.

          Program Fees.  Program fees increased by $7.4 million, or 20%, to $44.9 million in the nine months ended September 30, 2002 compared to $37.5 million in the same period of 2001. The increase was primarily due to a $13.4 million increase as a result of our acquisition of Autoweb and an increase of $0.3 million due to a change in our estimate of required reserves for customer credits related to Autoweb, partially offset by a $6.3 million, or 18%, decrease in Autobytel and CarSmart program fees due to a decline in our number of dealer relationships. With our efforts to improve purchase request quality and reduce the number of dealers that cannot provide us with a reasonable profit, we expect our program revenues to temporarily remain flat or decline in 2002. We anticipate that improved purchase request quality will help us reduce customer credits, reduce program dealer turnover and increase program fee revenues in the future.

          Enterprise Sales.  Enterprise sales increased by $2.2 million, or 44%, to $7.0 million in the nine months ended September 30, 2002 compared to $4.8 million in the same period of 2001. The increase was primarily related to a $4.3 million increase as a result of our acquisition of Autoweb, partially offset by a $2.1 million, or 57%, decrease in Autobytel enterprise sales due to the completion in November 2001 of the General Motors Corporation online locate-to-order vehicle test program. Enterprise sales in 2001 include $3.8 million in fees received from General Motors Corporation for services related to the online locate-to-order vehicle test program. The agreement commenced in February 2001 and expired in November 2001. We intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers and expect revenues from enterprise sales to increase in 2002.

          Advertising.  Advertising revenue increased by $3.4 million, or 167%, to $5.4 million in the nine months ended September 30, 2002 compared to $2.0 million in the same period of 2001. The increase was due to a $2.7 million increase as a result of our acquisition of Autoweb and an increase of $0.7 million, or 62%, in Autobytel and CarSmart advertising revenues. With the creation of our advertising sales organization offset by a general decline in media spending by dealerships and manufacturers we expect our advertising revenues to increase in 2002.

          Other Products and Services.  Revenues from other products and services decreased by $2.6 million, or 42%, to $3.6 million in the nine months ended September 30, 2002 compared to $6.2 million in the same period of 2001. The decrease was primarily due to a $3.8 million, or 66%, decline in fees from international licensing and legacy products, including insurance, financing, warranties and web site maintenance partially offset by a $0.9 million, or 217%, increase in fees from classified listings, database marketing and other continued products and the addition of $0.3 million in RPM revenue. The $0.9 million increase includes $0.3 million related to a database marketing agreement calling for a minimum initial fee which was earned in the first quarter of 2002. We expect other product and service revenues to remain flat or decline. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers such as RPM. However, increased revenue from new and continued products may be offset by declines in revenues from legacy products and international licensing.

          Sales and Marketing.  Sales and marketing expense decreased by $1.0 million, or 3%, to $37.1 million in the nine months ended September 30, 2002 compared to $38.1 million in the same period of 2001. The decrease was primarily due to a $7.0 million, or 88%, decrease in television, print, radio and other traditional advertising partially offset by an increase in online advertising of $6.0 million, or 34%. The increase in online advertising expenses was a result of a $12.3 million increase in Autoweb online advertising due to the acquisition of Autoweb. The increase in online advertising was partially offset by a $6.3 million decrease in online advertising for Autobytel. We expect our sales and marketing expenses as a percentage of revenues to remain flat or slightly increase.

          Product and Technology Development.  Product and technology development expense increased by $3.0 million, or 21%, to $17.2 million in the nine months ended September 30, 2002 compared to $14.2 million in the same period of 2001. The increase was primarily due to a $1.8 million, or 24%, increase in personnel and related costs largely resulting from the addition of Autoweb operations to our business, a $1.1 million increase in amortization of software development costs related to our international software licenses, iManager and RPM and a $0.1 million increase in other product and technology development expenses. In addition, we capitalized $1.4 million of software development costs related to enhancements to RPM in the nine months ended September 30, 2002. Software development costs capitalized in the nine months ended September 30, 2001 were $4.5 million and were primarily related to the enhancement of software licensed to our international licensees. We expect our product and technology development expenses as a percentage of revenues to remain flat.

          General and Administrative.  General and administrative expense was $7.7 million and $11.0 million for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expense decreased by $3.3 million, or 30%. The decrease was primarily due to a $2.2 million, or 77%, decrease in legal expenses, and a $0.9 million, or 100%, decrease in goodwill amortization as result of the adoption of the non-amortization provisions of SFAS No. 142 on January 1, 2002 and a $0.2 million, or 3%, decrease in other general corporate expenses. Legal expenses in the nine months ended September 30, 2001 included fees incurred for litigation. We expect our general and administrative expenses as a percentage of revenues to remain flat.

          Goodwill Impairment. In accordance with SFAS No. 142, goodwill of $8.4 million recorded on our balance sheet in connection with our acquisition of Autoweb in August 2001 is not amortized. Instead, on at least an annual basis, we evaluate the carrying value of goodwill for impairment. Based on our evaluation of goodwill conducted in June 2002, no impairment charge was recognized. In future periods, if goodwill is determined to be impaired, we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. During the nine months ended September 30, 2001, we recorded a non-cash charge of $21.6 million to reflect the write-down of goodwill related to the acquisition of CarSmart to its estimated fair value of $1.3 million as of September 30, 2001.

          Autobytel.Europe restructuring, impairment charges and other international charges.  During the nine months ended September 30, 2002, we recorded non-cash charges of $4.0 million for terminated Autobytel.Europe contracts and $11.0 million for the impairment of our investment in Autobytel.Europe. During the nine months ended September 30, 2001, we recorded a charge of $11.2 million related to our international operations which consisted of $5.0 million related to the restructuring of Autobytel.Europe’s operations, $3.5 million related to the write-off of obsolete international software and $2.7 million related to the write-off of investments in European joint ventures.

          Domestic restructuring and other charges. For the nine months ended September 30, 2002, we recorded a net charge of $1.8 million which included a $1.9 million charge for the write-off of previously capitalized software which was originally intended to be a standardized technology platform for global web site development. The charge was partially offset by a net benefit of $0.1 million in domestic restructuring and other charges which mainly consisted of a $1.0 million benefit related to a reduction in the original estimate of a negotiated settlement with a vendor, discounted legal fees and recovered legal costs from an insurance company, partially offset by charges of $0.9 million related to our lease obligation on the vacant portion of AIC’s office facilities, severance costs for the restructuring of our operations to reduce costs and enhance efficiencies and abandoned acquisition costs. For the nine months ended September 30, 2001, we recorded a charge of $3.1 million which primarily consisted of $1.2 million in compensation costs related to the integration of Autoweb into our business, restructuring costs of $1.0 million related to the reorganization of our dealer operations, including personnel costs, elimination of duplicate facilities, and the write-down of fixed assets and contract termination costs of $0.9 million related to online advertising and the aftermarket program on our Web site as well as the write-off of previously capitalized software related to the aftermarket program.

          Interest Income, Net.  For the nine months ended September 30, 2002, interest income decreased by $2.2 million, or 79%, to $0.6 million compared to $2.8 million in the same period of 2001 due to lower cash balances and declining interest rates.

          Foreign Currency Exchange Gain (Loss.)  Due to foreign exchange rate fluctuations in Canada, a nominal loss was realized in the nine months ended September 30, 2002. Primarily due to foreign exchange rate fluctuations in Europe, a $0.4 million gain was realized in the nine months ended September 30, 2001. As a result of a decrease in our ownership of Autobytel.Europe, we no longer consolidate Autobytel.Europe in our financial statements.

          Losses in Equity Investees.  Losses in equity investees represent our share of losses in our Australian venture and Autobytel.Europe. The loss recognized for Autobytel Australia has been limited to the amount of our investment in Australia, or $0.4 million and $0.5 million, in the nine months ended September 30, 2002 and 2001, respectively.

          Minority Interest.  Minority interest represents the portion of Autobytel.Europe’s net loss allocable to other Autobytel.Europe shareholders. A portion of the loss generated by Autobytel.Europe, our majority-owned subsidiary through March 28, 2002, was allocated to its other shareholders resulting in a gain of $0.9 million in the nine months ended September 30, 2002 compared to a gain of $2.0 million in the same period of 2001. As of March 29, 2002, Autobytel.Europe is no longer a majority-owned subsidiary as we reduced our ownership to 49%.

Stock-Options Granted in 2002

          From January 1 through September 30, 2002, we granted stock options to purchase 1,680,020 shares of common stock, including options to purchase 747,355 shares of common stock granted pursuant to the option exchange offer described below, under our 1996 Incentive Stock Option Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan and 2000 Stock Option Plan. The stock options were granted at the fair market value on the date of grant. As of September 30, 2002, we had 5,081,552 outstanding stock options.

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

Employees

          As of October 31, 2002, we had a total of 232 employees. We also utilize independent contractors as required. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

          Net cash used in operating activities was $4.4 million for the nine months ended September 30, 2002 and $11.8 million in the same period of 2001. Net cash used for the nine months ended September 30, 2002 partially resulted from the net loss for the period offset by non-cash charges for Autobytel.Europe’s restructuring, impairment of our investment and loss on recapitalization, as well as provision for bad debt and customer credits, depreciation, amortization and the write-off of capitalized software originally intended for global web site development. The timing of cash receipts and disbursements also contributed to the use of cash due to increased accounts receivable and decreased prepaid expenses, accounts payable, accrued expenses and deferred revenues.

          Net cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from the net loss for the period offset by the impact of non-cash charges related to goodwill impairment, international restructuring, obsolete international software, the write-off of international investments, depreciation, goodwill amortization and provision for bad debt and customer credits. The timing of cash receipts and disbursements provided cash for operations, the majority of which was due to decreased prepaid expenses and increased accrued restructuring liabilities, offset by decreased accrued expenses.

          Net cash used in investing activities was $30.7 million and $1.0 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used in investing activities in 2002 was primarily related to the deconsolidation of Autobytel.Europe. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced our ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in our ownership, we no longer consolidate Autobytel.Europe in our financial statements but account for our remaining investment in Autobytel.Europe under the equity method. Due to the deconsolidation of Autobytel.Europe, cash of $28.2 million is no longer included on our balance sheet. We do not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million we initially contributed in January 2000. Cash used in investing activities in 2002 was also related to expenditures for capitalized software related to the development of our new customer service reminder product for dealerships and manufacturers called RPM, an investment in Autobytel Australia and the purchase of computer hardware and software. Cash used in investing activities in 2001 was primarily related to capitalized software development costs and the purchase of computer hardware and software offset by cash balances at Autoweb on the date of acquisition.

          Net cash provided by financing activities was $0.3 million and $2.1 million for the nine months ended September 30, 2002 and 2001, respectively. Proceeds received from the sale of common stock through stock option exercises and our employee stock purchase plan provided cash from financing activities in 2002. Financing activities in 2001 primarily consisted of cash received from a strategic partner for investment in Autobytel.Europe.

          As of October 31, 2002, we had approximately $27.1 million in cash and cash equivalents. Our cash position depends on several factors, including:

•	the level of expenditures on marketing and advertising, including the cost of contractual arrangements with Internet portals, online information providers and other referral sources,

•	the level of expenditures on product and technology development,

•	the ability to increase the volume of purchase requests and transactions related to our Web sites,

•	the amount and timing of cash collection and disbursements,

•	the level of investments in joint ventures and licensees, and

•	the cash portion of acquisition transactions.

          We do not have debt. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

          With respect to years beyond the fourth quarter of 2003, we may be required to raise additional capital to meet our long term operating requirements. Since inception, our expenses have exceeded our revenues. We expect to be able to generate funds internally in 2003. However, we cannot assure that we will be able to fund our operations from internally generated funds during such period or thereafter.

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

Recent Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also requires recognition of intangible assets, other than goodwill, in business combinations completed after June 30, 2001 and all acquisitions accounted for using the purchase method of accounting. We acquired Autoweb after June 30, 2001 and accounted for the acquisition in accordance with SFAS No. 141.

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

          We have incurred losses every quarter since inception. Even if we achieve profitability, we might fail to sustain or increase that profitability in the future. We cannot assure that we will be profitable. Autobytel, including Autoweb from the date of acquisition, had an accumulated deficit of $161.7 million as of September 30, 2002 and $140.5 million as of December 31, 2001.

          Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve profitability, we must, among other things:

•	generate increased vehicle buyer traffic to our Web sites,

•	successfully introduce new products and services,

•	continue to send new and used vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees,

•	expand the number of dealers in our networks and enhance the quality of dealers,

•	respond to competitive developments,

•	maintain a high degree of customer satisfaction,

•	provide secure and easy to use Web sites for customers,

•	increase visibility of our brand names,

•	continue to attract, retain and motivate qualified personnel and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

          We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will be profitable.

If our dealer attrition increases, our dealer networks and revenues derived from these networks may decrease.

          The majority of our revenues are derived from fees paid by our networks of participating program and enterprise dealers. A few agreements account for all of our enterprise dealer relationships. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks. If dealer attrition increases and we are unable to add new dealers to mitigate the attrition, our revenues will decrease. If the number of dealers in our networks declines our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. Generally, our participating dealers enter into written marketing agreements with us having a stated term ranging from 90 days to one year, but the dealer agreements are cancelable by the dealer upon 30 days notice. We cannot assure that dealers will not terminate their agreements with us. Participating dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. Our business is dependent upon our ability to attract and retain qualified new and used vehicle dealers, major dealer groups and automotive manufacturers. We added 461 dealer relationships to our dealer networks, excluding approximately 11,500 enterprise dealer relationships added as part of a pilot program with a major manufacturer, and 811 dealer relationships were terminated by dealers or us during the third quarter of 2002. Also, we had 119 suspended dealer relationships as of September 30, 2002. In order for us to grow or maintain our dealer networks, we need to reduce our dealer attrition. We cannot assure that we will be able to reduce the level of dealer attrition, and our failure to do so would materially and adversely affect our business, results of operations and financial condition. As of September 30, 2002, we had 20,588 dealer relationships, including approximately 11,500 dealer relationships added as part of a pilot program with a major manufacturer. As of September 30, 2002, 668 program dealers had a relationship with more than one of our branded Web sites.

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

          We compete with other entities which maintain similar commercial Web sites including AutoVantage, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Co. in its partnership with its dealers through FordDirect.com. Our recently announced customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, ADP, Experian and Teletech. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours.

          We believe that the principal competitive factors in the online market are:

•	brand recognition,

•	speed and quality of fulfillment,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of related products and services,

•	ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service and

•	technical expertise.

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

          Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

•	our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

•	the announcement or introduction of new or enhanced sites, services and products by us or our competitors,

•	general economic conditions and economic conditions specific to the Internet, online commerce or the automobile industry,

•	a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us,

•	our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner,

•	the level of traffic on our Web sites and other sites that refer traffic to our Web sites,

•	technical difficulties, system downtime, Internet brownouts or electricity blackouts,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure,

•	governmental regulation and

•	unforeseen events affecting the industry.

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

          Zero percent financing offered by manufacturers in 2002 may negatively affect vehicle sales in 2003. Consumers may have shifted their vehicle purchases from 2003 to 2002. A decline in vehicle purchases may result in a decline in demand for our services which could adversely affect our business, financial condition and results of operations.

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

          We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, would cause our purchase request volume or quality to decline. If this occurs, dealers may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationships with us or force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. A number of our agreements with online service providers may be terminated without cause. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. If we cannot maintain or replace our relationships with online service providers, our revenues may decline which could have a material adverse effect on our business, results of operations and financial condition.

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

          We must also:

•	test, introduce and develop new services and products, including enhancing our Web sites,

•	expand the breadth of products and services offered,

•	expand our market presence through relationships with third parties and

•	acquire new or complementary businesses, products or technologies.

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

We are vulnerable to electricity blackouts and communications system interruptions. The majority of our primary servers are located in a single location. If electricity or communications to that location or to our headquarters were interrupted, our operations would be adversely affected.

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

•	actual or anticipated variations in our quarterly operating results,

•	historical and anticipated operating metrics such as the number of participating dealers, the visitors to our Web sites and the frequency with which they transact,

•	announcements of new product or service offerings,

•	technological innovations,

•	competitive developments, including actions by automotive manufacturers,

•	changes in financial estimates by securities analysts,

•	conditions and trends in the Internet and electronic commerce industries,

•	adoption of new accounting standards affecting the technology or automotive industry and

•	general market conditions and other factors.

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

          To date, we have not spent significant resources on lobbying or related government affairs issues but we may need to do so in the future. A significant increase in the amount we spend on lobbying or related activities could have a material adverse effect on our results of operations and financial condition.

Our computer infrastructure may be vulnerable to security breaches. Any such problems could jeopardize confidential information transmitted over the Internet, cause interruptions in our operations or cause us to have liability to third persons.

          Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breach could cause us to have liability to one or more third parties and disrupt all or part of our operations. A party who is able to circumvent our security measures could misappropriate proprietary information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our current insurance program may protect us against some, but not all, of such losses. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

          From time to time, we are involved in other litigation matters arising from the normal course of our business activities. We believe that we have meritorious defenses in the proceedings filed against us, and intend to vigorously defend the actions; however, this and other litigation, even if not meritorious could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect our business, results of operations and financial condition.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this quarterly report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Controls:

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contained causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and sought compensatory and punitive damages and equitable relief. The plaintiff contended he was entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martins’ lawsuit in Contra Costa County Superior Court. The Los Angeles action was transferred to Contra Costa County and the two cases were consolidated. Autobytel was added and then dismissed as a cross defendant in such action after summary judgment in its favor. On December 14, 2001, the jury returned a unanimous verdict finding that A.I.N. and Mr. Gorun were not liable for breach of contracts, breach of fiduciary duty or fraud and denying Martins any damages. Martins’ equitable claims for promissory estoppel and constructive trust were submitted to the court for decision. On April 5, 2002, the court issued a decision denying any relief on those claims. Autobytel, A.I.N. and Martins entered into a settlement agreement in July 2002.

          We believe the selling shareholders of A.I.N. are obligated to indemnify us for all losses, including attorney’s fees, expenses, settlements and judgments, arising out of the lawsuit. The indemnification obligation was initially collateralized by 450,000 shares of Autobytel common stock transferred to the selling shareholders as part of the acquisition of A.I.N., as well as $250,000 in cash. As of September 30, 2002, the obligation was collateralized by 199,960 remaining shares of common stock and approximately $297,000 in cash after expenses. The selling shareholders have indicated that they dispute the amount and scope of their indemnity obligation. Autobytel and A.I.N. have instituted arbitration proceedings against the selling shareholders, seeking to enforce the indemnity obligations. The proceeding is in its early stages of prehearings with the arbitrator.

          On June 7, 2002, Michael Gorun filed an action entitled Michael Gorun v. Autobytel, et al. in the Santa Clara Superior Court against Autobytel and A.I.N. asserting, among others, claims for declaratory relief under the escrow agreement, merger agreement and employment agreement, damages for breach of employment agreement, damages for interference with prospective advantage and damages for breach of merger agreement. In this action, Mr. Gorun disputes Autobytel and A.I.N.’s claims for indemnity arising from the Martins lawsuit, asserts his alleged rights of indemnity from the Martins lawsuit under various theories, and contends that Autobytel wrongfully asserted restrictions on the sale and registration of his shares of Autobytel stock. Management disputes these allegations and intends to vigorously defend against them.

          On October 10, 2002, Morrison & Foerster LLP, a law firm that represented Autobytel, A.I.N. and Mr. Gorun at various points in the Martins litigation, filed an action entitled Morrison & Foerster LLP v. Autobytel.com Inc. et al. in the Santa Clara Superior Court against Autobytel, A.I.N and Mr. Gorun asserting claims for damages for breach of contract for failure to pay legal fees and expenses plus interest accrued thereon in the aggregate of approximately $660,000 as of August 31, 2002. Autobytel and A.I.N. dispute these allegations and intend to vigorously defend against them. In addition, Autobytel and A.I.N.  believe that they have meritorious claims against Morrison & Foerster LLP.

          In August 2001, a purported class action lawsuit was filed in the United States District Court, Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The complaint against Autobytel has been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Autobytel Individual Defendants were dismissed from the case without prejudice. We believe that we have meritorious claims against the underwriters and intend to vigorously defend the action.

          Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The foregoing actions purport to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The complaints against Autoweb have been consolidated into a single action, and a consolidated amended complaint has been filed. The action is being coordinated with over 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Autoweb Individual Defendants were dismissed from the case without prejudice. We believe that we have meritorious claims against the underwriters and intend to vigorously defend the actions.

          We have not recorded any loss contingencies associated with the above legal matters.

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

Item 2.   Changes in Securities and Use of Proceeds

          We have applied the balance of the proceeds received from the public offering to working capital to fund ongoing operations and for general corporate purposes.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the third quarter of 2002.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

10.1*	Amendment Number 4 to Interactive Marketing Agreement between Autoweb and America Online, Inc., dated as of July 1, 2002.
99.1	Chief Executive Officer Certification of Periodic Report, dated November 11, 2002.
99.2	Chief Financial Officer Certification of Periodic Report, dated November 11, 2002.
*	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.

          (b)  Reports on Form 8-K:

          On July 26, 2002, we filed a Form 8-K dated July 25, 2002 announcing our financial results for the quarter ended June 30, 2002.

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

Amit Kothari Vice President and Controller (Principal Accounting Officer)

Date: November 11, 2002

CERTIFICATIONS

I, Jeffrey A. Schwartz, President and Chief Executive Officer of Autobytel Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Autobytel Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ JEFFREY A. SCHWARTZ

Jeffrey A. Schwartz, President and Chief Executive Officer

I, Hoshi Printer, Executive Vice President and Chief Financial Officer of Autobytel Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Autobytel Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ HOSHI PRINTER

Hoshi Printer, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

10.1*	Amendment Number 4 to Interactive Marketing Agreement between Autoweb and America Online, Inc., dated as of July 1, 2002.

99.1	Chief Executive Officer Certification of Periodic Report, dated November 11, 2002.

99.2	Chief Financial Officer Certification of Periodic Report, dated November 11, 2002.

*	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.