Form 10-K
period 2002-12-31
AUTOBYTEL  INC
filed 2003-03-27
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Based on the closing sale price of $3.05 for our common stock on the Nasdaq National Market System on June 28, 2002, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $89.5 million.

As of March 17, 2003, 31,251,382 shares of our common stock were outstanding.

Documents incorporated by reference. Portions of our Definitive Proxy Statement for the 2003 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

i

PART I

Item 1.     Business

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out such plans or achieve such goals and objectives or that we will be able to successfully do so on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties such that actual results may differ materially from these statements. Important factors that could cause actual results to differ materially from those reflected in forward-looking statements made in this Annual Report are set forth under the heading “Risk Factors.” Stockholders are urged not to place undo reliance on forward-looking statements, which speak only as of the date hereof. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements. Unless specified otherwise, as used herein, the terms “we,” “us” or “our” refer to Autobytel Inc. and its subsidiaries.

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing, advertising and customer relationship management (CRM) tools and programs primarily through the Internet. We own and operate the car buying Web sites—Autobytel.com®, Autoweb.com® and CarSmart.comSM—and an automotive research Web site, AutoSite.com. We are also a leading provider of automotive marketing data and technology through our Automotive Information Center (AIC) division. We believe we generated over one billion dollars a month in vehicle sales in 2002 for dealers using our services.

We provide tools and programs to automotive dealers and manufacturers to help them increase market share and reduce customer acquisition costs. Our intent is to garner an increasing share of the approximately $21 billion spent annually by dealers and manufacturers on marketing and advertising services.

We are among the largest syndicated car buying content networks and reach millions of Internet unique visitors as they make their vehicle buying decisions. As of February 28, 2003, we had a total of 20,108 dealer relationships representing every major domestic and imported make of vehicle and light truck sold in the United States. Our total dealer relationships included 5,203 relationships with program dealers that participate in our online car buying referral network programs. Of these program dealer relationships, 2,994 relationships were with the Autobytel.com brand, 1,676 relationships were with the Autoweb.com brand and 433 relationships were with the CarSmart.com brand. The Autobytel.com, Autoweb.com and CarSmart.com brands have low audience overlap. As of February 28, 2003, 692 program dealers had more than one dealer relationship with us. Also included in our total dealer relationships as of February 28, 2003, were 14,716 enterprise relationships with major dealer groups and automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives and 189 relationships with dealers using our Retention Performance MarketingSM (RPMSM) product. As of February 28, 2003, there were 100 suspended dealer relationships. The delivery of purchase requests to these dealers has been suspended until past due amounts on account are resolved. Program dealer relationships consist of subscriptions to our new car marketing programs and our Used Vehicle CyberStore program.

Dealers participate in our branded networks by entering into contracts with us directly or through a major dealer group or an automotive manufacturer or its automotive buying service affiliate. In turn, we direct consumers to dealers in their local area based on the consumers’ vehicle preference. We expect our dealers to promptly provide consumers a haggle-free, competitive offer. We believe that dealers who immediately respond to consumer inquiries, have readily available inventory and provide up-front competitive pricing benefit the most from our marketing services. Program fees paid by participating dealers constituted approximately 72% of our revenues in 2002 compared to 74% of revenues in 2001.

The majority of automotive manufacturers, including BMW, DaimlerChrysler, General Motors, Hyundai and Honda, currently use our AIC automotive data or technology to power their Web sites. In addition, major consumer portals, including AOL, MSN Autos and Yahoo, also use our content or technology.

Consumers come to our Web sites to research, compare and configure vehicles and to purchase vehicles through one of our network dealers. Once they are ready to buy a vehicle, consumers can submit a purchase request through any of our three online car buying Web sites—Autobytel.com, Autoweb.com or CarSmart.com—to be connected to one of our participating dealers. In addition, consumers have access to a diverse suite of related services information and original automotive editorial content at our research Web site, AutoSite.com.

Consumers can also purchase used vehicles at any of our car buying Web sites—Autobytel.com, Autoweb.com or CarSmart.com—through our Used Vehicle CyberStore. The CyberStore allows consumers to search for a used vehicle according to the price, make, model, color, year and location of the vehicle. The CyberStore locates and displays the description, location and, if available, actual photograph of vehicles that satisfy the consumer’s search parameters. As part of our used car program, we offer consumers the ability to list used vehicles through our classified advertising service.

In 2002 and 2003 we introduced the following dealer centric customer relationship management products and programs and consumer features:

In February 2002, we launched a new version of iManagerSM that improves the dealers’ process of managing and distributing leads. iManager is a multi-functional online lead management system. The iManager system provides dealers with purchase request information for new and used vehicles, the ability to track multiple customers and purchase requests from us and competitors, customer retention programs, automatic uploading of new and used vehicle inventory into our database, reporting systems, including transaction status, customer information and dealer Internet department performance, and other features.

In April 2002, we launched Retention Performance Marketing (RPM), a product that is designed to deliver a more efficient method for dealers and manufacturers to retain their car buying and service customers. The product purifies the data in customer records, verifying contact information from within the dealership management system, then automatically outputs welcome letters or e-mails for new car buying and service customers. Service reminders and campaigns can then be sent out on a regular basis based on each customer’s specific driving habits. The product also offers dealers a range of reporting and analysis capabilities. Each month, the dealership receives an executive summary that allows the dealership to measure results by showing return on investment, gross revenue generated per active customer name and response rate.

In September 2002, we launched a new multi-level program developed to further qualify consumers we send to the dealers using our services. The Autobytel Quality Verification SystemSM (QVSSM) uses filters and validation processes to identify consumers with strong purchase intent. In 2002, we also began to offer dealers a consumer call center to make sales appointments and begin the buying process on behalf of the dealership.

In 2002, we also introduced new consumer features such as Estimated Market PriceSM (EMPSM) and AutoEspanolTM. Estimated Market Price is our new vehicle pricing guide. The EMP data provides the average selling price for hundreds of popular new makes, models and trim levels. In June 2002, AIC launched

AutoEspanol, the first integrated suite of Spanish-language vehicle research and shopping tools for the Internet. In November 2002, AIC significantly expanded AutoEspanol with expert auto information and Spanish versions of leading vehicle research and comparison tools developed by AIC.

In February 2003, we announced a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to consumers who have first visited the Internet—consumers that now represent nearly two out of three new car buyers.

In August 2001, we acquired Autoweb.com, Inc. (Autoweb), owner and operator of one of the leading online car buying Web sites for new and used vehicles, for 10,504,792 shares of our common stock. Autoweb® continues to operate as a separate brand. As part of the acquisition, we acquired AIC, a division of Autoweb. AIC provides comprehensive automotive information to dealers and manufacturers, major web portals and consumers through its research Web site, AutoSite.com, and data and technology tools.

Following our acquisition of Autoweb, we formed an advertising media sales organization to focus on connecting automotive marketers with the millions of unique car shoppers visiting our four branded Web sites (Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com) each month. In December 2002, we launched dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions. Dynamic Content PlacementSM (DCPSM) allows manufacturers to automatically present specific comparative information relevant to the vehicle that is being researched to car shoppers using our Web sites. Supported by data and technology provided by AIC, DCP targets consumers deep into the research and decision-making process as they compare various vehicles online. In 2002, we also introduced a customizable advertising product, the Featured Model Showcase, that offers manufacturers the opportunity to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Each Featured Model Showcase is a collaborative effort with the advertiser to meet specific campaign objectives. Features can include purchase request functionality, image galleries, brochure requests and video.

In late 2001, we realigned our organization to focus our resources on providing marketing services to automotive dealers and manufacturers. In so doing, we redirected resources from certain consumer related products, including insurance, credit unions and warranties. We are de-emphasizing these consumer products. In March 2002, Autobytel.Europe LLC completed its restructuring which reduced our ownership to 49%. As a result, we no longer consolidate Autobytel.Europe in our financial statements. We do not expect to devote substantial resources to international operations, but may continue to explore additional licensing business as opportunities arise.

We are a Delaware corporation incorporated on May 17, 1996. We were previously formed in Delaware in January 1995 as a limited liability company under the name Auto-By-Tel LLC. Our principal corporate offices are located in Irvine, California. We completed our initial public offering in March 1999 and our common stock is listed on the Nasdaq National Market under the symbol ABTL. Our corporate Web site is located at www.autobytel.com. At or through the Investor Relations section of such Web site we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Background

Online Commerce Opportunities.    Consumers have rapidly adopted the Internet into their car shopping and purchasing process and are expected to continue to do so in the future. In 1998, 25% of all new car buyers used the Internet during their car purchasing process. According to J.D. Power and Associates, that number rose to 60% in 2002. According to Jupiter Media Metrix, by 2007, 37% of all new car sales will be the direct result of a specific purchase decision made online. Studies from major third party research companies indicate that consumers overwhelmingly prefer independent, multi-brand Web sites over manufacturer and dealer Web sites.

The Automotive Vehicle Market.    Automotive dealers operate in local markets and face significant state regulations and increasing business pressures. These fragmented markets are characterized by:

•	a perceived overabundance of dealerships,

•	competitive sales within regional markets,

•	increasing advertising and marketing costs that continue to reduce dealer profits,

•	high-pressure sales tactics with consumers, and

•	large investments by dealers in real estate, construction, personnel and other overhead expenses.

The ongoing rapid adoption of the Internet by consumers during their vehicle purchasing process has resulted, in part, from the fact that consumers have traditionally entered into the highly negotiated sales process with relatively little information regarding manufacturer’s costs, leasing costs, financing costs, relative specifications and other important information. In addition, the ongoing growth of new vehicle sales generated online is in part an outgrowth of the high pressure sales tactics consumers associate with the traditional vehicle buying experience. Buying a vehicle is considered to be one of the most significant purchases a United States consumer makes. According to Manheim Auctions, approximately $747 billion and $736 billion was spent on purchasing new and used vehicles in the United States in 2002 and 2001, respectively.

The Autobytel Solution

We believe that our marketing services improve the vehicle purchasing process for dealers, automotive manufacturers and consumers. The Internet’s wide reach to consumers allows us to leverage our investment in branding and marketing across a very large audience to create qualified purchase requests for vehicles. For these reasons, we believe that the Internet represents the most efficient method of directing purchase requests to local markets and dealers. We believe our services enable dealers to reduce marketing costs, increase consumer satisfaction and increase vehicle sales. We offer automotive manufacturers qualified car buyers to target during the customer’s research and consideration phase. We offer consumers Web sites with quality automotive information, numerous tools to configure this information, and a convenient and efficient car purchasing process.

Benefits to Dealers.    We believe we benefit dealers by reducing the dealers’ incremental marketing costs and increasing sales volume. Franchised new car dealers spend an average of $477 in traditional marketing costs on each vehicle sold. We believe dealers’ personnel costs could be reduced because we provide dealers access to potential purchasers who have completed their research and should be ready to buy or lease a vehicle. As a result, reaching these consumers and selling or leasing them vehicles costs the dealer little or no additional overhead expense other than the fees paid to us and the personnel costs of a dedicated manager. We believe franchised new car dealers spend an average of $128 in marketing costs on each vehicle sold by using our new car marketing services. Through our iManager system, we provide dealers with on-site technology to better track sales, inventory, customer solicitations, responses and other communications.

We direct consumers to dealers in their local area based on the consumers’ vehicle preference. We believe this provides dealers access to a larger number of well informed, ready-to-buy consumers which allows dealers to compete more effectively. As of February 28, 2003, we had 19,919 referral dealer relationships in the United States, representing every major domestic and imported make of vehicle and light truck. Of these referral dealer relationships, 5,203 were program dealer relationships and 14,716 were enterprise dealer relationships.

To incentivize a program dealer to participate in the Autobytel or CarSmart® network, each dealer is assigned an exclusive geographic territory in such network based upon specific vehicle make. A territory allocated by us to a dealer is generally larger than a territory assigned to a dealer by a manufacturer. Autoweb program dealers are not assigned exclusive territories to participate in the Autoweb network.

Benefits to Manufacturers.    Research shows that of all new car buyers, 60% use the Internet while shopping. Manufacturers can influence car buyers’ decisions by targeting them during their research, consideration and decision process, in particular, by using our newly introduced Dynamic Content Placement product. In addition, manufacturers can use our AIC data and technology tools to power their own Web sites allowing consumers to configure and compare cars.

Benefits to Consumers.    Because Web sites can be continually updated and provide a large quantity of quality information and because consumers have shown a preference for third party Web sites and a preference for using the Internet during their car shopping experience, we believe the Internet offers the most efficient medium for consumers to learn about and shop for vehicles. A study released in 2001 by researchers at the University of California, Berkeley and Yale University found that on average consumers using the Autobytel.com Web site in 1999 saved $500 on the purchase of a new car. Our Web sites provide consumers free of charge up-to-date specifications and pricing information on vehicles. In addition, our consumers gain easy access to valuable automotive information, such as dealer invoice pricing and tools consisting of a lease calculator, a loan calculator to determine monthly payments and a lease or buy decision assistant. Our database of articles allows consumers to perform online library research by accessing documents such as consumer and professional reviews. Various automotive information service providers, such as Kelley Blue Book, Intelliprice and NADA, are also available on our Web sites to assist consumers with specific vehicle and related automotive decisions. Armed with such information, the consumer should be more confident and capable of making an informed and intelligent vehicle buying decision.

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

Strategy

We are an automotive marketing services company that helps retailers sell cars and manufacturers build brands through efficient marketing, advertising and CRM tools and programs primarily through the Internet. We intend to garner an increasing share of the approximately $21 billion spent annually by manufacturers and dealers on marketing and advertising services. We intend to achieve this objective through the following principal strategies:

Increase the Quality and Quantity of Purchase Requests that Can Be Monetized.    We believe that increasing the quality and quantity of purchase requests that can be monetized is crucial to the long-term growth and success of our business. As part of our strategy to improve the quality of purchase requests, we continue to expand the breadth and depth of information and services available through our Web sites so that well informed, ready-to-buy consumers can be directed to participating dealers. We are also investing in new initiatives to help drive even more qualified buyers to dealerships. By augmenting the volume of quality purchase requests, we expect to attract additional dealers to our networks, increase fees paid by dealers, and solidify our relationships with existing dealers. Our strategy for increasing traffic to our Web sites and the number of purchase requests that can be monetized includes forming and maintaining online sponsorships and alliances with Internet portals and with Internet automotive information providers.

Increase the Number of Profitable Relationships with Program Dealers Using Our Marketing Services.    We believe that strengthening the size and quality of our program dealer networks is important to the success and growth of our business. Our strategy is to increase the size of our program dealer networks by attracting new dealers and strengthening relationships with existing dealers by:

•	increasing the monetizable volume and quality of purchase requests,

•	participating in industry trade shows aimed at dealers,

•	providing customized dealer management reports to enhance dealership operations,

•	maintaining our training and support programs to participating dealers, and

•	providing our iManager system to all participating dealers.

As of February 28, 2003, we had 5,203 program dealer relationships. As of February 28, 2003, 692 program dealers had more than one dealer relationship with us. For example, a dealer who subscribes to the Autobytel.com new car program, Used Vehicle Cyberstore program and the Autoweb.com new car program accounts for three dealer relationships.

Strengthen the Advertising Component of our Business Model.    Our advertising sales effort is primarily targeted to vehicle manufacturers and automotive-related mass market consumer vendors. Using the targeted nature of Internet advertising, manufacturers can advertise their brand image effectively to specific subsets of our consumers. Vehicle manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. In December 2002, we launched dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions. Dynamic Content Placement (DCP) allows manufacturers to automatically present specific comparative information relevant to the vehicle that is being researched to car shoppers using our Web sites. Supported by data and technology provided by AIC, DCP targets consumers deep into the research and decision-making process as they compare various vehicles online. For example, a consumer who is researching a sport utility vehicle can be automatically presented with factual information indicating the advantages of a competing sport utility vehicle model. DCP message advantage statements correlate to thousands of model trim data points and are delivered dynamically as the car buyer compares vehicles on our Web sites. This provides substantial efficiency benefit for advertisers, who are not required to craft thousands of individual messages. In 2002, we also introduced a customizable advertising product, the Featured Model Showcase, that offers manufacturers the opportunity to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Each Featured Model Showcase is a collaborative effort with the advertiser to meet specific campaign objectives. Features can include purchase request functionality, image galleries, brochure requests and video. Campaign specifications are typically negotiated with the advertising agency or directly with the manufacturer or automotive-related vendor.

Increase Enterprise Sales to Major Dealer Groups and Automotive Manufacturers.    We believe that strengthening the size and quality of our relationships with major dealer groups and automotive manufacturers is important to the success and growth of our business. Our strategy is to provide major dealer groups and automotive manufacturers such as General Motors, Ford and AutoNation with access to a large number of purchase-minded consumers from an attractive demographic base. Major dealer groups are dealer groups with more than 25 dealerships with which we have a single agreement. We have existing relationships with the majority of automotive manufacturers who use our data and technology tools and have an opportunity to expand these relationships into our other marketing services. As of February 28, 2003, we had 14,716 enterprise dealer relationships.

Enter into Acquisitions and Strategic Alliances.    We intend to grow and advance our business, in part, through acquisitions and strategic alliances. We believe that acquisitions and strategic alliances can allow us to increase market share, benefit from advancements in technology and strengthen our business operations by enhancing our offering of products and services. We may acquire businesses that increase our market share in the lead referral and automotive information content businesses. In addition, to complement our core business, we may also acquire businesses primarily focused on automotive customer relations management solutions and services, database marketing services and/or Web site management.

Invest in Other Core Product Initiatives Designed to Improve Lead Quality and Dealer Profitability.    We believe that expanding our products and services offered to both manufacturers and dealers is critical to establishing ourselves as the premier provider of online automotive marketing services. In 2002, we introduced a new CRM product, RPM, that is designed to deliver a more efficient method for automotive manufacturers and dealers to retain their car buying and service customers. As of February 28, 2003, we had 189 dealers using RPM. In 2002, we also launched a new multi-level program developed to further qualify consumers we send to the dealers using our services. The Autobytel Quality Verification System (QVS) uses filters and validation processes to identify consumers with strong purchase intent. As a result of the implementation of QVS, purchase request quality increased. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We anticipate that improved purchase request quality will help us increase closing ratios and further reduce customer credits, reduce dealer turnover and increase revenues in the future. In 2002, we also began to offer dealers a consumer call center to make sales appointments and begin the buying process on behalf of the dealership. In February 2003, we announced a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to consumers who have first visited the Internet—consumers that now represent nearly two out of three new car buyers.

Continue to Build Brand Equity.    In the future we intend to continue to market and advertise to enhance the brand recognition of our Web sites with consumers. We believe that continuing to strengthen brand awareness of the Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com names among consumers is critical to attract vehicle buyers, increase purchase requests and, in turn, maintain and increase the size of our dealer and automotive manufacturer relationships. In 2002, we also introduced new consumer features such as Estimated Market Price (EMP) and AutoEspanol. The EMP data provides the average selling price for hundreds of popular new makes, models and trim levels. In June 2002, AIC launched AutoEspanol, the first integrated suite of Spanish-language vehicle research and shopping tools for the Internet. In November 2002, AIC significantly expanded AutoEspanol with expert auto information and Spanish versions of leading vehicle research and comparison tools developed by AIC. In addition, in the past, we have advertised through traditional media, such as television, radio and print publications and may do so again in the future.

Ensure the Highest Quality Consumer Experience On Our Web Sites.    We believe that consumer satisfaction and loyalty is heavily influenced by the consumer’s experience with our Web sites and with our dealers. In order to enhance our appeal to consumers, we intend to continue developing our Web sites by enhancing vehicle information and personalization. We also plan to continue compiling high quality content from third party sources on our Web sites. We believe that consumer satisfaction with the vehicle purchasing experience is also essential to our success and the differentiation of our services from those of our competitors. We intend to continue to invest in our dealer training and support services to ensure a consistent, high-quality alternative to the traditional vehicle buying process.

Enhance and Broaden Content Offerings.    We provide high quality content which facilitates consumer buying decisions related to and including the purchase of a vehicle. We work with leading automotive content providers to provide consumers with advice and information on our Web sites. We use AIC data on all four of our Web sites.

Programs, Products and Services

New Vehicle Purchasing Service.    Our new vehicle purchasing service enables consumers to shop for and select a new vehicle through our Web sites, Autobytel.com, Autoweb.com and CarSmart.com, by providing research on new vehicles such as pricing, features, specifications and colors. When consumers indicate they are ready to buy a vehicle, consumers can complete a purchase request online, which specifies the type of vehicle and accessories the consumers desire, along with the consumers’ contact information. We validate the consumer contact information using our proprietary Quality Verification System and then route it to the nearest participating dealer that sells the type of vehicle requested. We promptly return an e-mail message to the consumer with the dealership’s name and phone number and the name of the dedicated manager at the dealership. Dealers agree in their contracts to contact the consumer within 24 hours of receiving the purchase request with a firm, haggle-free price quote for the requested vehicle. When consumers complete their purchase, they usually take delivery of their vehicle at the dealership showroom. Generally, within 10 days of the submission of a consumer’s purchase request, we contact the consumer again by e-mail to conduct a quality assurance survey that allows us to evaluate the sales process at participating dealers and improve the quality of dealer service.

Used Vehicle CyberStore.    We launched our CyberStore program in April 1997. The CyberStore allows consumers to search for a certified or non-certified used vehicle according to specific search parameters such as the price, make, model, mileage, year and location of the vehicle. Currently, the CyberStore is available to consumers on all three of our car buying Web sites—Autobytel.com, Autoweb.com and CarSmart.com. CyberStore locates and displays the description, location and, if available, actual digital photograph of vehicles that satisfy the search parameters. The consumer can then submit a purchase request for a specific vehicle and is contacted by the dealer to conclude the sale. To be listed as a certified vehicle in the CyberStore, a used vehicle must pass an extensive inspection and be covered by a 72-hour money-back guarantee or exchange and a three-month, 3,000-mile warranty. During 2002, our Cyberstore program had over 1 million dealer vehicle listings on our Web sites. As of February 28, 2003, our CyberStore program had approximately 115,400 dealer vehicle listings on our Web sites. We charge each vehicle dealer that participates in the CyberStore program a separate additional monthly fee. The CyberStore program uses the iManager system to provide participating dealers online purchase requests shortly after submission by consumers, as well as the ability to track their inventory on a real-time basis.

As part of our used car program, we also offer consumers the ability to list used vehicles through our classified advertising service. As of February 28, 2003, our CyberStore had approximately 4,900 consumer vehicle listings. We charge consumers a fee for each classified vehicle listing.

As of February 28, 2003, we had a total of 19,919 referral dealer relationships representing every major domestic and imported make of vehicle and light truck sold in the United States. Our total dealer relationships included 5,203 relationships with program dealers that participate in our online car buying referral network programs. Of these program dealer relationships, 2,994 relationships were with the Autobytel.com brand, 1,676 relationships were with the Autoweb.com brand and 433 relationships were with the CarSmart.com brand. The Autobytel.com, Autoweb.com and CarSmart.com brands have low audience overlap. As of February 28, 2003, 692 program dealers had more than one dealer relationship with us. Also included in our total referral dealer relationships as of February 28, 2003 were 14,716 enterprise relationships with major dealer groups and automotive manufacturers or their automotive buying service affiliates. As of February 28, 2003, there were 100 suspended dealer relationships. The delivery of purchase requests to these dealers has been suspended until past due amounts on account are resolved. Program dealer relationships consist of subscriptions to our new car marketing programs and our Used Vehicle CyberStore program.

The iManager System.    In January 2001, we launched iManager, a multi-functional online dealership lead management system and an upgrade of our previous system, Dealer Real Time. In February 2002, we launched a new version of iManager that improves the dealers’ process of managing and distributing leads. iManager is a multi-functional online lead management system. The iManager system provides dealers with purchase request information for new and used vehicles, the ability to track multiple customers and purchase requests from us and competitors, customer retention programs, automatic uploading of new and used vehicle inventory into our database, reporting systems, including transaction status, customer information and dealer Internet department performance, and other features.

RPM.    In April 2002, we launched Retention Performance Marketing (RPM), a product that is designed to deliver a more efficient method for dealers and manufacturers to retain their car buying and service customers. The product purifies the data in customer records, verifying contact information from within the dealership management system, then automatically outputs welcome letters or e-mails for new car buying and service customers. Service reminders and campaigns can then be sent out on a regular basis based on each customer’s specific driving habits. The product also offers clients a range of reporting and analysis capabilities. Each month, the dealership receives an executive summary that allows the dealership to measure results by showing return on investment, gross revenue generated per active customer name and response rate. As of February 28, 2003, we had 189 dealers using our RPM product.

Training.    In February 2003, we announced a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to consumers who have first visited the Internet—consumers that now represent nearly two out of three new car buyers.

We plan to introduce new products and programs from time to time to enhance our portfolio of dealer, major dealer group and automotive manufacturer offerings.

Service and Maintenance.    We believe our Web sites empower consumers with cost effective and efficient processes for dealing with common service and maintenance issues. The Autobytel.com and CarSmart.com Web sites include the My Garage area where consumers can store and receive information about their cars and trucks, such as service reminders, recall information and a lease watch to help keep track of mileage on a leased vehicle.

Advertising Services.    We now have four Web site properties to market media products to automotive manufacturers and related businesses. The Web sites offer an audience of car-shopping and car buying consumers that advertisers can target as they make their vehicle purchase decision. In December 2002, we launched dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions. Dynamic Content Placement (DCP) allows manufacturers to automatically present specific comparative information relevant to the vehicle that is being researched to car shoppers using our Web sites. Supported by data and technology provided by AIC, DCP targets consumers deep into the research and decision-making process as they compare various vehicles online. For example, a consumer who is researching a sport utility vehicle can be automatically presented with factual information indicating the advantages of a competing sport utility vehicle model. DCP message advantage statements correlate to thousands of model trim data points and are delivered dynamically as the car buyer compares vehicles on our Web sites. This provides substantial efficiency benefit for advertisers, who are not required to craft thousands of individual messages. In 2002, we also introduced a customizable advertising product, the Featured Model Showcase, that offers manufacturers the opportunity to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Each Featured Model Showcase is a collaborative effort with the advertiser to meet specific campaign objectives. Features can include purchase request functionality, image galleries, brochure requests and video.

Consumer Products and Other Services.    We offer related products and services that we market to consumers through our Web sites and the linked Web sites of participating third party providers. In line with our renewed focus on offering marketing services to dealers and automotive manufacturers, we have redirected resources away from these products, including insurance and warranties.

International.    We do not expect to devote substantial resources to international operations, but may continue to explore additional licensing business as opportunities arise. In March 2002, Autobytel.Europe completed its restructuring which reduced our ownership to 49%. As a result, we no longer consolidate Autobytel.Europe in our financial statements. Revenues from our customers outside of the United States were less than 10% of total revenues for the years ended December 31, 2002 and 2001.

Sales and Marketing

Our ability to enhance the recognition of our brand names, as well as increase the number and quality of vehicle purchase requests delivered to our dealers and increase the number and quality of participating dealerships is important to our efforts of positioning ourselves as a leading—automotive marketing services provider. We have been the subject of numerous newspaper, magazine, radio and television stories. Television stories featuring us have aired nationally on all major television networks. We believe that ongoing media coverage is an important element in creating consumer awareness of our brand names and has contributed to dealership awareness of, and participation in, our programs.

As of December 31, 2002, the aggregate minimum future payments under our agreements with Internet portals were $1.6 million. Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $31.1 million and $24.9 million in 2002 and 2001, respectively.

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

Dealers participate in our networks by entering into contracts with us or through major dealer groups or automotive manufacturers or their automotive buying service affiliates with whom we have agreements. Autobytel referral contracts generally range from 90 days to one year and are terminable on 30 days’ notice by either party. Autobytel’s participating dealerships are located in most major metropolitan areas in the United States. As of February 28, 2003, 2,994 program dealer relationships were with the Autobytel.com brand. Dealerships pay monthly fees, and in certain instances, initiation fees to subscribe to the Autobytel.com online marketing program. Both the initial and monthly subscription fees are established in the contract and are based upon many business factors, including the type and location of the franchise. We reserve the right to adjust our fees to dealers upon 30 days notice at anytime during the term of the contract. We do not prevent dealers from entering into agreements with our competitors.

Autoweb dealer agreements are generally for a term of one-year, with automatic one-year renewals until cancelled by either party and are terminable after 90 days on 30 days notice by either party. As of February 28, 2003, 1,676 program dealer relationships were with the Autoweb.com brand. Autoweb dealers primarily pay transactional fees, and in certain instances, initiation fees.

CarSmart’s dealer agreements generally continue until cancelled by either party and are terminable on 30 days’ notice by either party. As of February 28, 2003, 433 program dealer relationships were with the CarSmart.com brand. CarSmart’s dealers pay initiation and monthly subscription or transactional fees. CarSmart reserves the right to revise fees to dealers upon 30 days notice at anytime during the term of the contract.

In the first quarter of 2003 we began an effort to sign new Autobytel, Autoweb or CarSmart dealers to contracts with an initial term in excess of 30 days that are terminable on 30 days’ notice by us and renew automatically unless either party elects not to renew.

As of February 28, 2003, 692 program dealers had more than one dealer relationship with us.

Customer Support.    We actively monitor participating dealers through ongoing customer surveys and research conducted by our internal dealer support group. Generally, within 10 days after a consumer submits a purchase request through one of our Web sites, we contact the consumer by e-mail requesting completion of a quality assurance survey that allows us to evaluate the sales process at participating dealers. Dealerships that fail to abide by our program guidelines or who generate repeated consumer complaints are reviewed and, if appropriate, terminated. We try to assign dealers attractive territories in order to increase participation in our program.

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

Training.    We believe that dealers and their employees require specialized training to learn the skills necessary to serve the Internet user and take full advantage of our proprietary systems. Therefore, we have developed an extensive training program for our dealers. We believe that this training is critical to enhancing our brands and reputation. We require participating dealerships to have their representatives trained on our system. Training is conducted at our headquarters in Irvine, California, at regional training centers and at dealerships’ premises. In training our dealers, we de-emphasize traditional vehicle selling techniques and emphasize our approach. To increase consumer satisfaction and reduce costs, we seek to discourage dealerships from using commissioned and multiple salespersons to interface with our customers. In February 2003, we announced a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to consumers who have first visited the Internet—consumers that now represent nearly two out of three of all new car buyers.

RPM.    In April 2002, we enhanced our marketing services by launching Retention Performance Marketing, a product that is designed to deliver a more efficient method for dealers and manufacturers to retain their car buying and service customers. The product purifies the data in customer records, verifying contact information from within the dealership management system, then automatically outputs welcome letters or e-mails for new car buying and service customers. Service reminders and campaigns can then be sent out on a regular basis based on each customer’s specific driving habits. The product also offers dealers a range of reporting and analysis capabilities. Each month, the dealership receives an executive summary that allows the dealership to measure results by showing return on investment, gross revenue generated per active customer name and response rate. As of February 28 2003, we had 189 dealers using RPM. RPM contracts have an initial term of 90 days and then renew in monthly increments until terminated by either party.

Competition

Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is relatively new, and competition among commercial Web sites may increase significantly in the future. Our business is characterized by minimal technical barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We compete with other entities which maintain similar commercial Web sites including AutoVantage, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. Our customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, Automatic Data Processing, TVI Inc., Minacs, Online Administrators and Teletech. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours.

We believe that the principal competitive factors in the online market are:

•	brand recognition,

•	dealer return on investment,

•	speed and quality of fulfillment,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of related products and services,

•	ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service, and

•	technical expertise.

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

Operations and Technology

We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance and reliable Web sites, enhance consumer/dealer communications, maintain the highest levels of information privacy and ensure transactional security. We currently host all Web sites at a secure data center third party hosting facility. The data center includes redundant power infrastructure, redundant network connectivity, fire detection and suppression systems and security systems to prevent unauthorized access. Our network and computer systems are built on industry standard technology. Network security utilizes industry standard products.

System enhancements are primarily intended to accommodate increased traffic across our Web sites, improve the speed in which purchase requests are processed and introduce new and enhanced products and services. System enhancements entail the implementation of sophisticated new technology and system processes. We intend to make investments in technology to accommodate increased traffic.

Government Regulation

Currently few laws or regulations have been adopted that apply directly to Internet business activities. The adoption of additional local, state or national laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce.

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

Franchise Classification.    If our relationship or written agreements with our dealers were found to be a franchise under federal or state franchise laws, we could be subjected to additional regulations, including but not limited to licensing, increased reporting and disclosure requirements. Compliance with varied laws, regulations, and enforcement characteristics found in each state may require us to allocate both staff time and monetary resources, each of which may adversely affect our result of operations. As an additional risk, if our dealer relationships or subscription agreements are determined to establish a franchise, we may be subject to limitations on our ability to quickly and efficiently effect changes in our dealer relationships in response to changing market trends, which may negatively impact our ability to compete in the marketplace.

We believe that neither our relationship with our participating dealers nor our dealer agreements themselves constitute franchises under federal or state franchise laws. This belief has been upheld by a Federal Appeals Court in Michigan that ruled our business relationship and our dealer subscription agreement does not rise to the level of a franchise under Michigan law.

Vehicle Brokerage Activities.    We believe that our dealer marketing referral service model does not qualify as an automobile brokerage activity. Accordingly, we believe that state motor vehicles dealer or broker licensing laws generally do not apply to us. Through a wholly-owned subsidiary, we are licensed as a motor vehicle dealer and broker. In the event such laws are deemed applicable to us, we may be required to cease business in any such state, and pay administrative fees, fines, and penalties for failure to comply with such licensing requirements.

In response to concerns about our marketing referral program raised by the Texas Department of Transportation, we modified our program in that state to achieve compliance. These modifications included a pricing model under which all participating dealerships (regardless of brand) in a given zip code in Texas are charged uniform fees and opening our program to all dealerships who wish to apply.

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

Financing Related Activities.    We provide a connection through our Web sites that allows a consumer to obtain finance information and loan approval. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we intend to obtain such licenses. We may be unable to comply with a state’s regulations affecting our current operations or newly introduced services, or we could be required to incur significant fees and expenses to license or be compelled to discontinue such operations in those states.

Insurance Related Activities.    We provide links on our Web sites to various insurance providers and products so consumers can receive real time quotes for insurance coverage and extended warranty coverage from those insurance providers and submit quote applications online. We receive marketing fees from such participants in connection with this advertising activity. We receive no premiums from consumers nor do we charge consumers fees for our services. All applications are completed on the respective insurance carriers’ Web site.

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

Employees

As of February 28, 2003, we had a total of 253 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the following additional factors may affect our future results.

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

We have incurred losses every year and quarter since inception other than the fourth quarter of 2002. Having achieved profitability in the fourth quarter of 2002, we might fail to sustain or increase that profitability in the future. We cannot assure that we will be profitable. Autobytel, including Autoweb from the date of acquisition, had an accumulated deficit of $161.2 million as of December 31, 2002 and $140.5 million as of December 31, 2001.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in emerging and rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve profitability, we must, among other things:

•	generate increased vehicle buyer traffic to our Web sites,

•	successfully introduce new products and services,

•	continue to send new and used vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees,

•	expand the number of dealers in our networks and enhance the quality of dealers,

•	sustain and expand our relationships with automotive manufacturers,

•	identify and successfully consummate and integrate acquisitions,

•	respond to competitive developments,

•	maintain a high degree of customer satisfaction,

•	provide secure and easy to use Web sites for customers,

•	increase visibility of our brand names,

•	continue to attract, retain and motivate qualified personnel and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will be profitable.

If our dealer attrition increases, our dealer networks and revenues derived from these networks may decrease.

The majority of our revenues are derived from fees paid by our networks of participating program and enterprise dealers. A few agreements account for all of our enterprise dealer relationships. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks. If dealer attrition increases and we are unable to add new dealers to mitigate the attrition, our revenues will decrease. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. If the number of dealers in our networks declines, our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected.

Generally, our dealer agreements have a stated term ranging from 90 days to one year, but the dealer agreements are cancelable by the dealer upon 30 days notice. In the first quarter of 2003 we began an effort to sign new dealers to contracts with an initial term in excess of 30 days that are terminable on 30 days’ notice by us and automatically renew unless either party elects not to renew. Participating dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. We cannot assure that dealers will not terminate their agreements with us. Our business is dependent upon our ability to attract and retain qualified new and used vehicle dealers, major dealer groups and automotive manufacturers. During 2002, we added 2,191 program dealer relationships and 12,718 enterprise dealer relationships to our dealer networks and 3,401 program dealer relationships and 234 enterprise dealer relationships were terminated by dealers or us. Of the 12,718 enterprise dealer relationships, approximately 11,500 were added as part of a program with a major manufacturer. As of December 31, 2002, we had 20,095 dealer referral relationships, including approximately 11,500 dealer referral relationships added as part of a program with a major manufacturer. As of December 31, 2002, 618 program dealers had a relationship with more than one of our branded Web sites. Also, we had 148 suspended dealer relationships as of December 31, 2002. In order for us to grow or maintain our dealer networks, we need to reduce our dealer attrition. We cannot assure that we will be able to reduce the level of dealer attrition, and our failure to do so would materially and adversely affect our business, results of operations and financial condition.

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

Promotion of our brand value depends on our ability to provide consumers a high quality experience for purchasing vehicles throughout the purchasing process. If our dealers do not provide consumers with high quality service, the value of our brands could be damaged and the number of consumers using our services may decrease. We devote significant efforts to train participating dealers in practices that are intended to increase consumer satisfaction. Our inability to train dealers effectively, or the failure by participating dealers to adopt recommended practices, respond rapidly and professionally to vehicle inquiries, or sell and lease vehicles in accordance with our marketing strategies, could result in low consumer satisfaction, damage our brand names and materially and adversely affect our business, results of operations and financial condition.

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

AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. Our recently announced customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, Automatic Data Processing, TVI Inc., Minacs, Online Administrators and Teletech. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours.

We believe that the principal competitive factors in the online market are:

•	brand recognition,

•	dealer return on investment,

•	speed and quality of fulfillment,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of related products and services,

•	ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service and

•	technical expertise.

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

We expect our business to experience seasonality as it matures. The seasonal patterns of Internet usage and vehicle purchasing do not completely overlap. Historically, Internet usage typically declines during summer and certain holiday periods, while vehicle purchasing in the United States is strongest in the spring and summer months. If seasonality occurs, investors may not be able to predict our annual operating results based on a quarter to quarter comparison of our operating results. Seasonality in the automotive industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, results of operations and financial condition.

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

Zero percent financing offered by manufacturers in 2002 may negatively affect vehicle sales in 2003. Consumers may have shifted their planned vehicle purchases from 2003 to 2002. A decline in vehicle purchases may result in a decline in demand for our services which could adversely affect our business, financial condition and results of operations.

Threatened terrorist acts and the ongoing military action have created uncertainties in the automotive industry and domestic and international economies in general. These events may have an adverse impact on general economic conditions, which may reduce demand for vehicles and consequently our services and products which would have an adverse effect on our business, financial condition and results of operations. In addition, gas prices have recently increased and may continue to increase due to the ongoing military action which may also reduce the demand for vehicles. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions on our business, financial condition and results of operations.

We cannot assure that our business will not be materially adversely affected as a result of an industry or general economic downturn.

If any of our relationships with Internet search engines or online automotive information providers terminates, our purchase request volume or quality could decline. If our purchase request volume or quality declines, our participating dealers may not be satisfied with our services and may terminate their relationships with us or force us to decrease the fees we charge for our service. If this occurs, our revenues would decrease.

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

We are a relatively new business in an emerging industry and need to manage our growth and our entry into new business areas in order to avoid increased expenses without corresponding revenues.

We have been introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for automotive marketing services. The growth of our operations requires us to increase expenditures before we generate revenues. For example, we may need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, results of operations and financial condition.

We must also:

•	test, introduce and develop new services and products, including enhancing our Web sites,

•	expand the breadth of products and services offered,

•	expand our market presence through relationships with third parties and

•	acquire new or complementary businesses, products or technologies.

We cannot assure that we can successfully achieve these objectives.

If federal or state franchise laws apply to us we may be required to modify or eliminate our marketing programs. If we are unable to market our services in the manner we currently do, our revenues may decrease and our business may suffer.

We believe that neither our relationship with our dealers nor our dealer subscription agreements constitute “franchises” under federal or state franchise laws. A federal court of appeals in Michigan has ruled that our dealer subscription agreement is not a “franchise” under Michigan law. However, if any state’s regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner which undermines the program’s attractiveness to consumers or dealers. If our relationship or written agreement with our dealers were found to be a “franchise” under federal or state franchise laws, we could be subject to other regulations, such as franchise disclosure and registration requirements and limitations on our ability to effect changes in our relationships with our dealers, which may negatively impact our ability to compete and cause our revenues to decrease and our business to suffer. If we become subject to fines or other penalties or if we determine that the franchise and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

We also believe that our dealer marketing service generally does not qualify as an automobile brokerage activity and, therefore, state motor vehicle dealer or broker licensing requirements do not apply to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to make our program open to all dealers who wish to apply. In addition, we modified the program to include a pricing model under which all participating dealers, regardless of brand, in a given zip code in Texas are charged uniform fees. If other states’ regulatory requirements relating to motor vehicle dealers or brokers are deemed applicable to us, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs in such states in a manner that undermines the attractiveness of the program to consumers or dealers. If we determine that the licensing or other requirements, in a given state are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

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

We intend to continue to evaluate potential acquisitions which we believe will complement or enhance our existing business. If we acquire other companies in the future, it may dilute the value of existing stockholders’ ownership. The impact of dilution may restrict our ability or otherwise not allow us to consummate acquisitions. Issuance of equity securities may restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.

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

Internet commerce has yet to attract significant regulation. Government regulations may result in increased costs that may reduce our future earnings.

There are currently few laws or regulations that apply directly to the Internet. Because our business is dependent on the Internet, the adoption of new local, state or national laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations and financial condition.

Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use and income taxes.

Evolving government regulations may require future licensing which could increase administrative costs or adversely affect our revenues.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to obtain appropriate licenses at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, thereby potentially reducing our future results of operations.

We have identified what we believe are the areas of domestic government regulation, which if changed, would be costly to us. These laws and regulations include franchise laws, motor vehicle brokerage licensing laws, motor vehicle dealership licensing laws, insurance licensing laws and financial services laws, which are or may be applicable to aspects of our business. There could be laws and regulations applicable to our business which we have not identified or which, if changed, may be costly to us.

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

We presently host our production Web sites and certain systems, including Autobytel.com, Autoweb.com, CarSmart.com, AutoSite.com, RPM and iManager, at a secure hosting facility in Irvine, California. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future.

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

We maintain business interruption insurance which pays up to $12.5 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses.

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

The success of our services will continue to depend upon the adoption of the Internet by consumers and dealers as a mainstream medium for commerce and/or the willingness of automotive manufacturers to cooperate with third party services. While we believe that our services offer significant advantages to consumers and dealers, there can be no assurance that widespread acceptance of Internet commerce in general, or of our services in particular, will occur or that automotive companies will continue to accept a role for third party services such as ours. Our success assumes that consumers and dealers who have historically relied upon traditional means of commerce to purchase or lease vehicles, and to procure vehicle financing and insurance, will accept new methods of conducting business and exchanging information and that automotive manufacturers will accept, rather than resist, a role for all make, all model third party sites such as ours that allow for comparisons. In addition, dealers must be persuaded to adopt new selling models and be trained to use and invest in developing technologies. If the market for Internet-based vehicle marketing services fails to develop, develops slower than expected, faces opposition or becomes saturated with competitors, or if our services do not achieve market acceptance, our business, results of operations and financial condition will be materially and adversely affected.

Internet-related issues may reduce or slow the growth in the use of our services in the future.

Critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost, and quality of service, remain unresolved and may impact the growth of Internet use. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. The recent growth in Internet traffic has caused frequent periods of decreased performance, outages and delays. Our ability to increase the speed with which we provide services to consumers and to increase the scope and quality of such services is limited by and dependent upon the speed and reliability of the Internet, which is beyond our control. If periods of decreased performance, outages or delays on the Internet occur frequently or other critical issues concerning the Internet are not resolved, overall Internet usage or usage of our Web sites could increase more slowly or decline, which would cause our business, results of operations and financial condition to be materially and adversely affected.

The public market for our common stock may continue to be volatile, especially since market prices for Internet-related and technology stocks have often been unrelated to operating performance.

Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Recently, the stock market in general and the shares of emerging companies in particular have experienced significant price fluctuations. The market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

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

Our licensees currently have Web sites in the United Kingdom, Sweden, The Netherlands and Japan. We may expand our brand into other foreign markets primarily through licensing our trade names. We cannot be certain that we will be successful in introducing or marketing our services abroad. Revenue from our licensees may be adversely affected by risks in conducting business in their markets, such as regulatory requirements, changes in political conditions, potentially weaker intellectual property protections and educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce. In addition, our investment in licensees may be impaired. As a result, our results of operations and financial condition may be adversely affected.

Our computer infrastructure may be vulnerable to security breaches. Any such problems could jeopardize confidential information transmitted over the Internet, cause interruptions in our operations or cause us to have liability to third persons.

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could cause us to have liability to one or more third parties and disrupt all or part of our operations. A party who is able to circumvent our security measures could misappropriate proprietary information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our current insurance program may protect us against some, but not all, of such losses. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

We face risk of claims from third parties relating to intellectual property. In addition, we may incur liability for retrieving and transmitting information over the Internet. Such claims and liabilities could harm our business.

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

We also enter into agreements with other companies under which any revenue that results from the purchase of services through direct links to or from our Web sites is shared. Such arrangements may expose us to additional legal risks and uncertainties, including local, state and federal government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

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

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Recently, a third-party has asserted that we infringe certain of its patents. We are currently reviewing the assertions. No claim for monetary damages has been made in connection with these assertions. There can be no assurance that our services do not infringe on the intellectual property rights of third parties.

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

From time to time, we are involved in other litigation matters arising from the normal course of our business activities. The actions filed against us and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect our business, results of operations and financial condition.

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

Item 2.     Properties

Our headquarters are located in a single office building in Irvine, California. We lease four floors, for a total of approximately 49,000 square feet. The lease expires in September 2004. AIC is located in a single office building in Westborough, Massachusetts and occupies approximately 18,000 square feet. The lease expires in May 2005. We plan to move AIC’s operations to our Irvine office in 2003, and to attempt to sublet the AIC premises in Westborough or negotiate the termination of the lease with the landlord.

We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3.     Legal Proceedings

A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contained causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and sought compensatory and punitive damages and equitable relief. The plaintiff contended he was entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martin’s lawsuit in Contra Costa County Superior court. The Los Angeles action was transferred to Contra Costa County and the two cases were consolidated. Autobytel was added and then dismissed as a cross defendant in such action after summary judgment in its favor. On December 14, 2001, the jury returned a unanimous verdict finding that A.I.N. and Mr. Gorun were not liable for beach of contract, breach of fiduciary duty or fraud and denying Martins any damages. Martins’ equitable claims for promissory estoppel and constructive trust were submitted to the court for decision. On April 5, 2002, the court issued a decision denying any relief on those claims. Autobytel, A.I.N. and Martins entered into a settlement agreement in July 2002.

On June 7, 2002, Michael Gorun filed an action entitled Michael Gorun v. Autobytel, et al. in the Santa Clara Superior Court against Autobytel and A.I.N. asserting, among others, claims for declaratory relief under the escrow agreement, merger agreement and employment agreement, damages for breach of employment agreement, damages for interference with prospective advantage and damages for breach of merger agreement. In this action, Mr. Gorun disputes Autobytel and A.I.N.’s claims for indemnity arising from the Martins lawsuit, asserts his alleged rights of indemnity from the Martins lawsuit under various theories, and contends that Autobytel wrongfully asserted restrictions on the sale and registration of his shares of Autobytel stock. On December 19, 2002, Autobytel, A.I.N. and Mr. Gorun settled the matters described above.

On October 10, 2002, Morrison & Foerster LLP, a law firm that represented Autobytel, A.I.N. and Mr. Gorun at various points in the Martins litigation, filed an action entitled Morison & Foerster LLP v. Autobytel.com Inc. et al. in the Santa Clara Superior Court against Autobytel, A.I.N. and Mr. Gorun asserting claims for damages for beach of contract for failure to pay legal fees and expenses plus interest accrued thereon in the aggregate of approximately $660,000 as of August 31, 2002. Autobytel and A.I.N. dispute these allegations and intend to vigorously defend against the action. In addition, Autobytel and A.I.N. believe that they have meritorious claims against Morrison & Forester LLP.

In 2002, we recorded a legal settlement gain, net of loss contingencies, associated with the above legal matters totaling $0.1 million.

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. We believe that we have meritorious claims against the underwriters and intend to vigorously defend the action.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. We believe that we have meritorious claims against the underwriters and intend to vigorously defend the action.

On February 28, 2003, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida. Autoweb, the former Chief Executive Officer and the former Chief Financial Officer of Autoweb, and CSFB, the co-lead underwriter of Autoweb’s initial public offering, are named as defendants in that action. The complaint alleges claims against Autoweb and such former officers for violations of the 1933 Act, 1934 Act, and Florida’s Blue Sky laws and also alleges claims based on common law theories of fraud, negligent misrepresentation and respondeat superior. The complaint makes similar allegations against approximately 50 other companies for which CSFB was the lead or a co-lead underwriter. The complaint alleges that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of Autoweb’s initial public offering price, its financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate Autoweb’s stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. No date has been set for a response to this complaint. We intend to vigorously defend the action.

We have reviewed the above class action matters and have determined that a reserve for loss contingencies is not required at this time.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, par value $0.001 per share, has been quoted on the Nasdaq National Market under the symbol “ABTL” since March 26, 1999. Prior to this time, there was no public market for our common stock. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock as reported on the Nasdaq National Market.

Year	High	Low
2001
First Quarter	$3.16	$1.50
Second Quarter	$1.75	$1.13
Third Quarter	$1.67	$0.70
Fourth Quarter	$2.29	$0.78
2002
First Quarter	$3.94	$1.71
Second Quarter	$4.24	$2.33
Third Quarter	$3.00	$1.45
Fourth Quarter	$3.25	$1.77
2003
First Quarter (through March 17, 2003)	$3.14	$2.45

As of March 17, 2003, there were 568 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We intend to retain all of our future earnings, if any, for use in our business, and therefore we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Item 6.     Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provide detailed information regarding acquisitions, deconsolidation, impairment, restructuring and other charges which have impacted our results of operation and financial condition and affect the comparability of the financial data provided below. The statement of operations data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998 are derived from our audited consolidated financial statements.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$80,855	$71,068	$66,532	$40,298	$23,826
Operating expenses:
Sales and marketing	49,082	50,648	65,266	44,176	30,033
Product and technology development	22,695	20,410	22,847	14,262	8,528
General and administrative	9,876	14,973	13,797	8,595	5,908
Goodwill impairment	—	22,867	—	—	—
Autobytel.Europe restructuring, impairment and other international charges	15,015	7,229	—	—	—
Domestic restructuring and other charges	1,800	4,514	—	—	—

Total operating expenses	98,468	120,641	101,910	67,033	44,469

Loss from operations	(17,613)	(49,573)	(35,378)	(26,735)	(20,643)
Loss on sale of investment in Autobytel.Europe	(4,168)	—	—	—	—
Other income, net	207	3,264	6,017	3,468	1,280

Loss before minority interest and income taxes	(21,574)	(46,309)	(29,361)	(23,267)	(19,363)
Minority interest	866	1,485	369	—	—

Loss before income taxes	(20,708)	(44,824)	(28,992)	(23,267)	(19,363)
Provision for income taxes	6	27	42	53	35

Net loss	$(20,714)	$(44,851)	$(29,034)	$(23,320)	$(19,398)

Basic and diluted net loss per share	$(0.67)	$(1.84)	$(1.45)	$(1.48)	$(2.30)

Shares used in computing basic and diluted net loss per share	31,143	24,404	20,047	15,766	8,423

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$27,571	$61,837	$81,945	$85,457	$27,984
Working capital	25,276	51,562	68,447	74,756	23,436
Total assets	55,224	90,781	123,618	93,582	34,207
Non-current liabilities	255	—	—	—	—
Accumulated deficit	(161,192)	(140,478)	(95,627)	(66,593)	(43,273)
Stockholders’ equity	$42,422	$60,395	$91,806	$76,706	$25,868

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

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing, advertising and customer relationship management tools and programs primarily through the Internet. We own and operate the car buying Web sites—Autobytel.com, Autoweb.com and CarSmart.com—and an automotive research Web site, AutoSite.com. We are also a leading provider of automotive marketing data and technology through our Automotive Information Center (AIC) division.

We acquired Autoweb on August 14, 2001. The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Autoweb had occurred on January 1, 2000. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Years Ended December 31,
	2001	2000
	(Amounts in thousands) (unaudited)
Revenues	$94,794	$118,812
Net loss	(65,131)	(58,494)
Basic and diluted net loss per share	$(2.11)	$(1.91)

We have included Autoweb’s financial position and results of operations, including revenues, expenses, cash flows and other relevant operating activity, from the date of acquisition in the discussion and analysis of our consolidated financial position and results of operations below.

We conduct our business within one business segment, which is defined as providing automotive marketing services primarily through the Internet.

In April 2002, we launched Retention Performance Marketing (RPM), a product that is designed to deliver a more efficient method for dealers and manufacturers to retain their car buying and service customers. The product purifies the data in customer records, verifying contact information from within the dealership management system, then automatically outputs welcome letters or e-mails for new car buying and service customers. Service reminders and campaigns can then be sent out on a regular basis based on each customer’s specific driving habits.

In September 2002, we launched a new multi-level program developed to further qualify consumers we send to the dealers using our services. The Autobytel Quality Verification System (QVS) uses filters and validation processes to identify consumers with strong purchase intent. In 2002, we also began to offer dealers a consumer call center to make sales appointments and begin the buying process on behalf of the dealership.

In December 2002, we launched dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions. Dynamic Content Placement (DCP) allows manufacturers to automatically present specific comparative information—relevant to the vehicle that is being researched—to car shoppers using our Web sites. Supported by data and technology provided by AIC, DCP targets consumers deep into the research and decision-making process as they compare various vehicles online. In 2002, we also introduced a customizable advertising product, the Featured Model Showcase, that offers manufacturers the opportunity to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Each Featured Model Showcase is a collaborative effort with the advertiser to meet specific campaign objectives. Features can include purchase request functionality, image galleries, brochure requests and video.

In February 2003, we announced a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to consumers who have first visited the Internet—consumers that now represent nearly two out of three new car buyers.

In May 2002, we continued the restructuring of our operations to reduce costs and enhance efficiency. The restructuring involved staff reductions affecting approximately 15% of our employees in sales, marketing and information technology. This staff reduction resulted in a charge of $0.2 million for severance costs and $0.5 million for our lease obligation on the vacant portion of AIC’s office facilities.

In the first half of 2002, we used $9.6 million in cash and deconsolidated $28.8 million in cash as a result of a reduction in our ownership in Autobytel.Europe. In the second half of 2002, we generated $4.1 million in cash primarily due to reduced expenses and more aggressive collection efforts which included additional resources and the implementation of a dealer suspension policy for dealers that have past due amounts on account. In addition, cost reductions, which included the renegotiation of a major portal agreement, contributed to the generation of cash in the second half of 2002. Although there is no assurance, we anticipate that our cash from operations will increase in 2003.

Autobytel.Europe’s results of operations are consolidated in our results of operations through March 28, 2002, including a non-cash charge of $4.0 million for terminated Autobytel.Europe contracts. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced our ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in our ownership, we recorded a non-cash charge of $4.2 million related to the partial disposition of our investment in Autobytel.Europe. We no longer consolidate Autobytel.Europe in our financial statements but account for our remaining investment in Autobytel.Europe under the equity method. At March 28, 2002, we reviewed our 49% investment in Autobytel.Europe and reduced the carrying amount to its estimated fair value. The impairment of the investment resulted in a non-cash charge of $11.0 million to us. As of December 31, 2002, we had an investment in Autobytel.Europe with a remaining balance of $4.7 million which we believe has not incurred a further decline in value. We do not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million we initially contributed in January 2000.

We realigned our revenue classifications in the fourth quarter of 2001 in connection with our focus on providing marketing services to dealers and automotive manufacturers. We now classify revenues in four categories—program fees, enterprise sales, advertising and other products and services. Revenues for 2000 have been presented to conform to the 2001 and 2002 presentation.

Program fees consist of fees paid by program dealers who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of initial fees, monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Autobytel.com program dealers using our services pay initial subscription fees, as well as ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Autoweb.com program dealers using our services primarily pay transaction fees based on the number of qualified purchase requests provided to them each month, and in certain instances, initial fees. CarSmart.com program dealers using our services pay initial subscription fees as well as ongoing monthly subscription fees or transaction fees based on the number of qualified purchase requests provided to them each month. Beginning in the second quarter of 2002, program fees also include fees for our new dealer call center and dealer training. We expect to be primarily dependent on our program dealers for revenues in the foreseeable future.

Our program dealer contract terms generally range from 90 days to one year and are terminable on 30 days’ notice by either party. In the first quarter of 2003 we began an effort to sign new dealers to contracts with an initial term in excess of 30 days that are terminable on 30 days’ notice by us and automatically renew unless either party elects not to renew. The initial subscription fee from a program dealer is recognized ratably over the term of the dealer’s contract. The majority of our program fees consist of monthly fees which are recognized in the period service is provided. For the years ended December 31, 2002, 2001 and 2000, program fees were $58.0 million, $52.3 million and $53.8 million or 72%, 74% and 81% of total revenues, respectively. Average monthly program fees per dealer were $810, $721 and $763 in 2002, 2001 and 2000, respectively.

Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and fees from manufacturers and other users for automotive marketing data and technology provided by AIC. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Automotive manufacturers include manufacturers such as General Motors and Ford. We began recognizing revenues from enterprise sales in 2001 and intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers. Revenues from enterprise sales were $10.5 million and $6.6 million, or 13% and 9% of total revenues, in 2002 and 2001, respectively. Fees in 2001 include $4.0 million from General Motors Corporation for services related to an online locate-to-order vehicle test program.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Using the targeted nature of Internet advertising, manufacturers can advertise their brand image effectively to automotive consumers on any of our four Web sites. Automotive manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. In particular, the Dynamic Content Placement product allows manufacturers to automatically present specific comparative information relevant to the vehicle that is being researched to car shoppers using our Web sites. Supported by data and technology provided by AIC, DCP targets consumers deep into the research and decision-making process as they compare various vehicles online. In 2002, we also introduced a customizable advertising product, the Featured Model Showcase, that offers manufacturers the opportunity to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Each Featured Model Showcase is a collaborative effort with the advertiser to meet specific campaign objectives. Features can include purchase request functionality, image galleries, brochure requests and video. Campaign specifications are typically negotiated with the advertising agency or directly with the manufacturer or automotive-related vendor. Revenues from advertising were $7.9 million, $4.3 million and $2.1 million in 2002, 2001 and 2000, or 10%, 6% and 3% of total revenues, respectively.

Revenues from other products and services include fees for new products, continued products, legacy products and international licensing agreements. New products include RPM, our customer service reminder marketing program for dealerships and manufacturers. Continued products include products and services which we continue to offer such as database marketing and classified listings. Legacy products include consumer oriented products and services from which we have redirected resources, such as financing, insurance and warranties. International licensing agreements include agreements with international parties that are licensed to use our Autobytel brand name and, in most cases, technology in their respective countries. We may explore additional international business as opportunities arise. In 2002, 2001 and 2000, revenues from other products and services were $4.4 million, $7.8 million and $10.6 million, or 5%, 11% and 16% of total revenues, respectively.

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

We delivered approximately 3.6 million purchase requests through our online systems to program and enterprise dealers in both 2002 and 2001. Of these, approximately 3.1 million and 3.5 million were delivered to program dealers and approximately 0.5 million and 0.1 million were delivered to enterprise dealers in 2002 and 2001, respectively. We delivered approximately 2.9 million purchase requests in 2000, all of which were to program dealers as we did not begin delivering purchase requests to enterprise dealers until the third quarter of 2001. Purchase requests delivered to program dealers in 2002 decreased 0.4 million, or 11%, compared to 2001. The decrease was primarily a result of QVS as we rejected purchase requests that did not meet our qualification standards and a decline in our number of program dealer relationships due, in part, to our efforts to retain dealers that provide a reasonable profit to us. Our revenue per purchase request from program dealers was $18.61, $14.98 and $19.31 in 2002, 2001 and 2000, respectively. We expect the quantity of purchase requests we deliver to our program dealers to remain flat or decline and the quantity of purchase requests we deliver to our enterprise dealers to increase in 2003.

Our dealer relationships as of December 31, 2001, December 31, 2002 and February 28, 2003 were as follows:

	Dealer relationships as of
	December 31,		February 28, 2003
	2001	2002
Autobytel.com	4,061	3,042	2,994
Autoweb.com	1,996	1,699	1,676
CarSmart.com	764	473	433
Suspended dealer relationships(a)	—	148	100

Total program dealer relationships	6,821	5,362	5,203
Enterprise dealer relationships(b)	2,000	14,733	14,716
RPM dealer relationships	—	146	189

Total dealer relationships	8,821	20,241	20,108

(a)	The delivery of purchase requests to these dealers has been suspended until past due amounts on account are resolved. We do not recognize revenue from dealers for periods that they are under suspension.

(b)	A program with a major manufacturer increased enterprise dealer relationships by approximately 11,500 in the third quarter of 2002. The program automatically extends in one month increments until terminated by us or the manufacturer.

Program dealer relationships consist of subscriptions to our new car marketing programs and our Used Vehicle CyberStore program. A decline of 1,459 program dealer relationships from December 31, 2001 to December 31, 2002 was primarily a result of the termination of 3,401 program dealer relationships by the dealers or by us, the reclassification of 249 program dealer relationships to enterprise dealer relationships, offset by the addition of 2,191 program dealer relationships. In the third quarter of 2002, we began reporting suspended dealer relationships. Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests has been suspended until past due amounts on account are resolved. As of December 31, 2002, we had 148 suspended dealer relationships. We do not recognize revenue from dealers for periods that they are under suspension. As of December 31, 2002, 618 program dealers had a relationship with more than one of our branded Web sites.

An increase in enterprise dealer relationships in 2002 was a result of the addition of 12,718 enterprise dealer relationships and the reclassification of 249 program dealer relationships to enterprise dealer relationships by the dealers or by us offset by the addition of 239 program dealer relationships. As of February 28, 2003, 692 program dealers had a relationship with more than one of our branded Web sites.

A decline of 176 referral dealer relationships from December 31, 2002 to February 28, 2003 was primarily a result of the termination of 398 program dealer relationships and 17 enterprise dealer relationships by the dealers or by us offset by the addition of 239 program dealer relationships. As of February 28, 2003, 692 program dealers had a relationship with more than one of our branded Web sites.

We developed and implemented various tools and processes to improve our dealer support. The purpose of our dealer support is to enhance subscribing dealers’ ability to sell cars using our programs. We contact all dealers new to our programs to confirm their initiation on our programs and train their personnel on the use of our programs and tools. We also contact our dealers on a regular basis to identify dealers who are not using our programs effectively, develop relationships with dealer principals and their personnel responsible for calling our customers and to inform our dealers about their effectiveness using surveys completed by our purchase-intending customers. We also invested additional resources in our sales and support departments.

Our relationship with dealers may terminate for various reasons including:

•	termination by the dealer due to issues with purchase request volume, purchase request quality, fee increases or lack of dedicated personnel to manage the program effectively,

•	termination by us due to the dealers providing poor customer service to consumers or for nonpayment of fees by the dealer,

•	termination by us of dealers that cannot provide us with a reasonable profit,

•	extinction of the manufacturer brand, or

•	selling or termination of the dealer franchise.

We cannot assure that we will be able to reduce our dealer turnover. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

As of December 31, 2002 and February 28, 2003, we had 146 and 189 dealers, respectively, using RPM.

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

The Internet portals and online automotive information providers generally charge a combination of annual, monthly and variable fees.

•	Annual fees are amortized over the period to which they relate.

•	Monthly fees are expensed in the month to which they relate.

•	Variable fees are fees paid for purchase requests and are expensed in the period the purchase requests are received.

Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $31.1 million, $24.9 million and $20.6 million in 2002, 2001 and 2000, respectively. Also included in sales and marketing expenses are the costs associated with traditional media, such as television, radio and print advertising and with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. We expect sales and marketing expenses as a percentage of revenue to remain flat or slightly decline in 2003.

In July 2002, we renegotiated an agreement with a major Internet portal. Minimum future payments under the agreement were reduced from $5.1 million to $1.6 million as of December 31, 2002. As part of the renegotiation, the contracted number of impressions was reduced. The agreement expires in April 2004.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require Autobytel to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements. There can be no assurance that actual results will not differ from our estimates and assumptions. For a detailed discussion of the application of these and other accounting policies, see Note 2 of the “Notes to Consolidated Financial Statements” in Part IV. Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Annual Report on Form 10-K.

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

In prior periods, significant increases in required allowances for doubtful accounts and customer credits have been recorded and may occur in the future. If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional allowances for doubtful accounts and customer credits may be required and the impact on our business, results of operations or financial condition could be material. As of December 31, 2002, accounts receivable totaled $11.0 million offset by $4.2 million in allowances for doubtful accounts and customer credits resulting in net accounts receivable of $6.8 million.

Investment in Unconsolidated Subsidiary.    We hold minority interests in unconsolidated subsidiaries. The subsidiaries are not publicly traded and, therefore, the value of our minority interest is difficult to determine. Adverse changes in market conditions or poor operating results of the subsidiary underlying each investment could result in losses or an inability to recover the carrying value of our investment. We use estimates and make assumptions to determine if our investment has experienced a decline in value that is other than temporary and to determine the fair value of the investment. In future periods, if the carrying value of our investments is determined to be in excess of the estimated fair value we will recognize a non-cash charge for the impairment of our investment. During 2002, we recognized an $11.0 million non-cash charge for the impairment of our investment in Autobytel.Europe. As of December 31, 2002 our investment in Autobytel.Europe was $4.7 million.

Capitalized Software.    Changes in strategy and/or market conditions could significantly impact the estimated value of our capitalized software. We use estimates and make assumptions to determine the related estimated useful lives and the fair value of capitalized software. In future periods, if the carrying value of capitalized software is determined to be in excess of the estimated fair value, we will recognize a non-cash charge for the impairment of capitalized software. During 2002 and 2001, we recognized non-cash charges of $1.9 million and $1.4 million, respectively, for the impairment of capitalized software. As of December 31, 2002, we had capitalized software, net of amortization of $2.1 million.

Goodwill.    We analyze goodwill for impairment whenever an event occurs or circumstances change that would more likely than not reduce our fair value below carrying value, or at least on an annual basis. We use estimates and make assumptions to determine the fair value of goodwill, such as estimated fair values of recorded and unrecorded assets and liabilities. If estimates or assumptions change in the future, we may be required to record goodwill impairment charges. During 2001, we recorded a $22.9 million non-cash charge for the full impairment of goodwill related to our acquisition of A.I.N. Corporation. Based on our transitional and annual evaluations in 2002 of goodwill related to our acquisition of Autoweb, no impairment charge was recognized. In future periods, if goodwill is determined to be impaired we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. As of December 31, 2002, the unamortized balance of goodwill related to the Autoweb acquisition was $8.4 million.

Restructuring.    We have recorded reserves and write-offs in connection with the restructuring of our operations. These reserves were based on estimates related to employee separation costs, settlements of contractual obligations, investments and other related costs. Although we do not anticipate significant changes, the actual costs may differ from these estimates. During 2001, we recorded $5.8 million and $4.5 million in international and domestic restructuring charges, respectively. During 2002, we recorded $4.0 million and $0.7 million in international and domestic restructuring charges, respectively.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2002	2001	2000
Revenues
Program fees	72%	74%	81%
Enterprise sales	13	9	—
Advertising	10	6	3
Other products and services	5	11	16

Total revenues	100	100	100

Operating expenses:
Sales and marketing	61	71	98
Product and technology development	28	29	34
General and administrative	12	21	21
Goodwill impairment	—	32	—
Autobytel.Europe restructuring, impairment and other international charges	19	10	—
Domestic restructuring and other charges	2	6	—

Total operating expenses	122	170	153

Loss from operations	(22)	(70)	(53)
Loss on recapitalization of Autobytel.Europe	(5)	—	—
Interest income, net	1	5	9
Foreign currency exchange gain (loss)	—	1	—
Losses in equity investees	(1)	(1)	—

Loss before minority interest and income taxes	(27)	(65)	(44)
Minority interest	1	2	1

Loss before income taxes	(26)	(63)	(44)
Provision for income taxes	—	—	—

Net loss	(26)%	(63)%	(44)%

2002 Compared to 2001

Revenues.    Our revenues increased by $9.8 million, or 14%, to $80.9 million in 2002 compared to $71.1 million in 2001.

Program Fees.    Program fees consist of fees paid by program dealers who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of initial fees and monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Autobytel.com program dealers using our services pay initial subscription fees, as well as ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Autoweb.com program dealers using our services primarily pay transaction fees based on the number of qualified purchase requests provided to them each month, and in certain instances, initial fees. CarSmart.com program dealers using our services pay initial subscription fees as well as ongoing monthly subscription fees or transaction fees based on the number of qualified purchase requests provided to them each month. Beginning in the second quarter of 2002, program fees also include fees for our new dealer call center and dealer training. Program fees increased by $5.7 million, or 11%, to $58.0 million in 2002 compared to $52.3 million in 2001. The increase was primarily due to a $13.9 million increase as a result of our acquisition of Autoweb partially offset by an $8.2 million, or 18%, decrease in Autobytel and CarSmart program fees due to a decline in the number of paying dealers and the average fee paid per dealer. We intend to continue our efforts to send dealers only qualified purchase requests, improve dealer support and increase our prices per purchase request. However, we expect our program fee revenues to remain flat or decline in 2003 until we reduce our dealer turnover. We anticipate that our efforts will help us reduce customer credits, reduce program dealer turnover and increase program fee revenues in the future.

Enterprise Sales.    Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and fees from manufacturers and other users for automotive marketing data and technology provided by AIC. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Automotive manufacturers include manufacturers such as General Motors and Ford. Enterprise sales increased by $3.9 million, or 59%, to $10.5 million in 2002 compared to $6.6 million in 2001. The increase was primarily related to a $5.2 million increase in sales to new enterprise customers as a result of the acquisition of Autoweb, a $2.7 million increase due to sending more purchase requests to existing customers and adding new enterprise customers, partially offset by a $4.0 million decrease in Autobytel enterprise sales due to the completion in November 2001 of a one-time online locate-to-order vehicle test program. We may add new enterprise customers and, therefore, revenues from enterprise sales may increase in 2003.

Advertising.    Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Advertising revenue increased by $3.6 million, or 83%, to $7.9 million in 2002 compared to $4.3 million in 2001. The increase was due to a $2.1 million increase as a result of our acquisition of Autoweb and an increase of $1.5 million, or 96%, in Autobytel and CarSmart advertising revenues. With the creation of our advertising sales organization, further selling of our available advertising inventory, an increase in internet advertising pricing and the introduction of our Dynamic Content Placement and Featured Model Showcase products, we expect our advertising revenues to increase in 2003.

Other Products and Services.    Revenues from other products and services include fees for new products, continued products, legacy products and international licensing agreements. New products include RPM. Continued products include products and services which we continue to offer such as database marketing and classified listings. Legacy products include consumer oriented products and services which we have redirected resources away from, such as financing, insurance and warranties. International licensing agreements include agreements with international third parties that are licensed to use our Autobytel brand name and, in most cases, technology in their respective countries. Revenues from other products and services decreased by $3.4 million, or 43%, to $4.4 million in 2002 compared to $7.8 million in 2001. In 2002, revenue from our new product, RPM, was $0.7 million. Revenue from classified listings, database marketing and other continued products increased $0.6 million, or 73%. These revenues were offset by a $4.7 million, or 67%, decline in fees from legacy products, including insurance, financing, warranties and web site maintenance, and international licensing. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers such as RPM. We expect increases in revenues from new and continued products to be partially offset by declines in revenues from legacy products and international licensing in 2003.

Sales and Marketing.    Sales and marketing expense primarily includes advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with dealer sales, training and support. Sales and marketing expense decreased by $1.5 million, or 3%, to $49.1 million in 2002 compared to $50.6 million in 2001. This represents 61% and 71% as a percent of total revenue for 2002 and 2001, respectively. The decrease was primarily due to a $6.2 million, or 79%, decrease in television, print, radio and other traditional advertising, a $1.6 million, or 9%, decrease in other sales and marketing expenses, partially offset by an increase in online advertising of $6.3 million, or 25%. The decline in offline advertising was a result of better efficiency of marketing spent on online advertising. The increase in online advertising expenses was due to the delivery of purchase requests to dealers added as a result of the acquisition of Autoweb. We expect our sales and marketing expenses as a percentage of revenues to remain flat or slightly decline in 2003.

Product and Technology Development.    Product and technology development expense primarily includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites, our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, costs related to data and technology development at AIC and amortization of software development costs. Product and technology development expense increased by $2.3 million, or 11%, to $22.7 million in 2002 compared to $20.4 million in 2001. This represents 28% and 29% of total revenue for 2002 and 2001, respectively. The increase was primarily due to a $2.2 million, or 22%, increase in personnel and related costs largely resulting from the acquisition of Autoweb, a $1.0 million, or 134%, increase in amortization of software development costs related to iManager and RPM, partially offset by a $0.5 million, or 100%, decrease in executive severance, and a $0.4 million, decrease in other product and technology development expenses. In addition, we capitalized $1.4 million of software development costs related to enhancements to RPM in 2002. Software development costs capitalized in 2001 were $3.1 million and were primarily related to the enhancement of software licensed to our international licensees. We expect our product and technology development expenses as a percentage of revenues to decrease in 2003, as we become more effective in introducing new products with limited resources.

General and Administrative.    General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense decreased by $5.1 million, or 34%, to $9.9 million in 2002 compared to $15.0 million in 2001. This represents 12% and 21% of total revenue for 2002 and 2001, respectively. The decrease was primarily due to a $2.9 million, or 81%, decrease in legal expenses due to resolution of litigation matters in 2001, a $1.0 million, or 100%, decrease in executive severance, a $0.9 million, or 100%, decrease in goodwill amortization as result of the adoption of the non-amortization provisions of SFAS No. 142 on January 1, 2002, and a $0.3 million, or 3%, decrease in other general corporate expenses. We expect our general and administrative expenses as a percentage of revenues to decrease in 2003.

Goodwill Impairment.    In accordance with SFAS No. 142, goodwill of $8.4 million recorded on our balance sheet in connection with our acquisition of Autoweb in August 2001 is not amortized. Instead, on at least an annual basis, we evaluate the carrying value of goodwill for impairment. Based on our transitional and annual evaluations of goodwill in 2002, no impairment charge was recognized. In future periods, if goodwill is determined to be impaired, we will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. In 2001, we recorded a non-cash charge of $22.9 million to reflect the impairment of goodwill related to the acquisition of CarSmart.

Autobytel.Europe restructuring, impairment and other international charges.    In 2002, we recorded non-cash charges of $4.0 million for terminated Autobytel.Europe contracts and $11.0 million for the impairment of our investment in Autobytel.Europe. In 2001, we recorded a charge of $7.2 million related to our international operations which consists of $3.1 million related to the restructuring of Autobytel.Europe’s operations, $1.4 million related to the impairment of obsolete international software and $2.7 million related to the impairment of investments in European joint ventures.

Domestic restructuring and other charges.    In 2002, we recorded a net charge of $1.8 million which included a $1.9 million charge for the impairment of previously capitalized software which was originally intended to be a standardized technology platform for global web site development. We also incurred a charge of $0.9 million related to our lease obligation on the vacant portion of AIC’s office facilities, severance costs for the restructuring of our operations to reduce costs and enhance efficiencies and abandoned acquisition costs. The charge was partially offset by a $1.0 million benefit related to a reduction in the original estimate of a negotiated settlement with a vendor, discounted legal fees and recovered legal costs from an insurance company. In 2001, we recorded a charge of $4.5 million which primarily consists of $2.6 million in compensation costs related to the integration of Autoweb into our business, restructuring costs of $1.0 million related to the reorganization of our dealer operations, including personnel costs, elimination of duplicate facilities, and the impairment of fixed assets and contract termination costs of $0.9 million related to online advertising and the aftermarket program on our Web site as well as the impairment of previously capitalized software related to the aftermarket program.

Loss on recapitalization of Autobytel.Europe.    In 2002, we recorded a non-cash charge of $4.2 million related to the partial disposition of our investment in Autobytel.Europe.

Interest Income.    In 2002, interest income decreased by $2.6 million, or 79%, to $0.7 million compared to $3.3 million in 2001 due to lower average cash balances and declining interest rates.

Foreign Currency Exchange Gain (Loss.)    Due to foreign exchange rate fluctuations in Canada, a nominal loss was realized in 2002. Primarily due to foreign exchange rate fluctuations in Europe, a $0.4 million gain was realized in 2001. As a result of a decrease in our ownership of Autobytel.Europe, we no longer consolidate Autobytel.Europe in our financial statements.

Losses in Equity Investees.    Losses in equity investees represent our share of losses in our Australian venture and Autobytel.Europe. The loss recognized for Autobytel Australia has been limited to the amount of our investment in Australia, or $0.4 million and $0.5 million, in 2002 and 2001, respectively.

Minority Interest.    Minority interest represents the portion of Autobytel.Europe’s net loss allocable to other Autobytel.Europe shareholders. A portion of the loss generated by Autobytel.Europe, our majority-owned subsidiary through March 28, 2002, was allocated to its other shareholders resulting in a gain of $0.9 million in 2002 compared to a gain of $1.5 million in 2001. As of March 29, 2002, Autobytel.Europe is no longer a majority-owned subsidiary as we reduced our ownership to 49%.

Income Taxes.    No provision for federal income taxes has been recorded as we incurred net operating losses through December 31, 2002. As of December 31, 2002, we had approximately $127.7 million of federal and $77.4 million of state net operating loss carryforwards available to offset future taxable income. Of the $127.7 million of federal and $77.4 million of state net operating loss carryforwards, $16.6 million and $16.6 million, respectively, relate to Autoweb activities prior to the acquisition. These net operating loss carryforwards expire in various years through 2022. Also, Autobytel has federal and state research tax credit carryforwards of

$0.2 million and $0.2 million, respectively. Utilization of the net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Additionally, the state of California has suspended the deduction for net operating loss carryovers for the tax years 2002 and 2003.

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

Enterprise Sales.    Enterprise sales of $6.6 million primarily includes fees of $4.0 million received from General Motors Corporation for services related to an online locate-to-order vehicle test program. The agreement commenced in February 2001 and expired in November 2001. Enterprise sales in 2001 also include $2.6 million from major dealer groups for purchase requests and from manufacturers for automotive marketing data and technology provided by AIC, a division of Autoweb.

Advertising.    Advertising revenue increased by $2.2 million, or 110%, to $4.3 million in 2001 compared to $2.1 million in 2000. The increase was due to a $2.8 million increase as a result of our acquisition of Autoweb, partially offset by a decrease of $0.6 million, or 26%, in Autobytel and CarSmart advertising revenues.

Other Products and Services.    Revenues from other products and services decreased by $2.8 million, or 26%, to $7.8 million in 2001 compared to $10.6 million in 2000. The decrease was primarily due to a $3.3 million decline in international licensing fees, insurance and financing, and database marketing, partially offset by an increase of $0.5 million as a result of our acquisition of Autoweb.

Sales and Marketing.    Sales and marketing expense decreased by $14.7 million, or 22%, to $50.6 million in 2001 compared to $65.3 million in 2000. The decrease was primarily due to a $16.7 million, or 68%, decrease in television, print and radio advertising, and a $2.3 million, or 11%, decrease in other advertising and sales expenses, which were partially offset by an increase in online advertising of $4.3 million, or 21%. The increase in online advertising expenses was a result of $6.0 million in online advertising for Autoweb partially offset by a decrease of $1.7 million in online advertising for Autobytel.

Product and Technology Development.    Product and technology development expense decreased by $2.4 million, or 11%, to $20.4 million in 2001 compared to $22.8 million in 2000. The decrease was primarily due to a $4.4 million, or 61%, decrease in software development costs, partially offset by a $0.8 million, or 5%, increase in personnel costs, Web site data content and licensing fees, and additional product and technology expenses due to the addition of the Autoweb operations to our business, $0.7 million in amortization of capitalized software and $0.5 million for an executive severance payment. In accordance with SFAS No. 86, we capitalized $3.1 million of software development costs in 2001 which were primarily related to the enhancement of our existing proprietary software for use by our international licensees.

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

Autobytel.Europe restructuring, impairment and other international charges.    Due to a decline in the general economic climate and the environment for Internet related activities in Europe in 2001, we recorded a charge of $7.2 million related to our international operations in 2001. The charge consists of $3.1 million related to the restructuring of Autobytel.Europe’s operations primarily for employee separation costs, facilities and contract termination costs, $1.4 million related to the write-off of obsolete international software, and $2.7 million related to the write-off of investments in certain European joint ventures largely due to our inability to obtain additional capital to support continued operations of the joint ventures.

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

Interest Income.    For 2001, interest income decreased by $2.8 million, or 45%, to $3.3 million in 2001 compared to $6.1 million in 2000 due to lower average cash balances and declining interest rates.

Foreign Currency Exchange Gain, Net.    Autobytel.Europe, our subsidiary, operates its business in the Euro, which is its functional currency. It enters into transactions which require the use of currencies other than the Euro. Due to foreign exchange rate fluctuations, a $0.5 million gain on transactions executed in currencies other than the Euro was realized in 2001.

Losses in equity investees.    Equity loss in an unconsolidated subsidiary represents our share of the loss in our Australian venture in 2001. The loss recognized has been limited to the amount of our investment, or $0.5 million, in 2001.

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

Stock-Based Compensation

In the first quarter of 1999, stock options were granted to employees and directors at exercise prices of $13.20 and $16 per share, which were below the fair market value at the date of grant. In relation to these grants, we recognized estimated compensation expense of $1.7 million ratably over the vesting terms of one to four years. Compensation expense of $20,000, $0.2 million, and $0.4 million was classified as general and administrative expense in 2002, 2001, and 2000, respectively. As of December 31, 2002, compensation expense related to these stock option grants was fully recognized.

Stock-Options Granted in 2002

In 2002, we granted stock options to purchase 1,959,020 shares of common stock, including options to purchase 747,355 shares of common stock granted pursuant to the option exchange offer described below, under our 1996 Incentive Stock Option Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan and 2000 Stock Option Plan. The stock options were granted at the fair market value on the date of grant. As of December 31, 2002, we had 5,220,506 outstanding stock options.

Option Exchange Offer

On December 14, 2001 we commenced an offer to exchange all options outstanding under our stock option plans, including Autoweb options we assumed in connection with the acquisition of Autoweb, that had an exercise price per share of more than $4.00 for new options.

The offer expired on January 15, 2002. Pursuant to the offer, we accepted for cancellation on January 16, 2002, options to purchase 1,450,534 shares of common stock, representing approximately 29% of the options that were eligible to be tendered for exchange. On July 18, 2002, we granted new options to purchase an aggregate of 747,355 shares of common stock in exchange for those options we accepted for cancellation at a price of $2.35 per share which was the fair market value on the date of grant. No compensation expense was recorded as a result of the option exchange.

Liquidity and Capital Resources

Net cash used in operating activities was $3.2 million in 2002, $19.7 million in 2001 and $23.7 million in 2000. Net cash used in 2002 resulted primarily from the net loss for the year before non-cash charges, including non-cash charges related to Autobytel.Europe and the impairment of capitalized software, and a decrease in accounts payable, accrued expenses and deferred revenues. A $5.5 million decrease in accounts payable and $4.2 million decrease in accrued expenses was primarily due to:

•	a reduction in marketing and advertising costs in 2002,

•	the resolution of outstanding 2001 legal matters in 2002,

•	the resolution of outstanding Autoweb liabilities in 2002 due to our acquisition of Autoweb on August 14, 2001,

•	the deconsolidation of Autobytel.Europe in 2002,

•	the renegotiation of payments under a major marketing agreement,

•	a change in compensation and benefit plans in 2002 and

•	a reduction in software development costs in 2002.

A $1.1 million decrease in deferred revenues was primarily related to a decrease in fees billed in advance in 2002 due to a decline in program dealer relationships and the average monthly program fee per dealer.

Net cash used in operating activities in 2001 resulted primarily from the net loss for the year before non-cash charges, including impairment of goodwill, and a decrease in prepaid expenses, interest income receivable, accounts payable, accrued expenses and restructuring liabilities.

Net cash used in operating activities in 2000 resulted primarily from the net loss for the year before non-cash charges, including increased accounts receivable offset by increased accounts payable for sales and marketing, product and technology development and general and administrative expenditures.

Net cash used in investing activities was $30.9 million in 2002, $0.1 million in 2001 and $12.0 million in 2000. Cash used in investing in 2002 was primarily related to the deconsolidation of Autobytel.Europe. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced our ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in our ownership, we no longer consolidate Autobytel.Europe in our financial statements but account for our remaining investment in Autobytel.Europe under the equity method. Due to the deconsolidation of Autobytel.Europe, cash of $28.2 million is no longer included on our balance sheet. We do not anticipate contributing additional cash to Autobytel.Europe above the $5.0 million we initially contributed in January 2000. The remaining $2.7 million of cash used in investing activities in 2002 was primarily related to expenditures for capitalized software related to the development of our new customer service reminder product for dealerships and manufacturers called RPM, an investment in Autobytel Australia and the purchase of computer hardware and software. Cash used in investing in 2001 primarily was for expenditures for capitalized software and the purchase of computer hardware and software offset by cash acquired in the Autoweb transaction. Cash used in investing in 2000 was related to the acquisition of CarSmart, expenditures for capitalized software, investments in joint ventures in Spain, Sweden and France, notes receivable from the joint venture in France and the purchase of property and equipment.

Net cash provided by financing activities was $0.3 million in 2002, $2.1 million in 2001 and $32.3 million in 2000. Cash provided by financing activities in 2002 was due to proceeds received from the sale of common stock through stock option exercises and our employee stock purchase plan. Cash provided by financing activities in 2001 was from funding received from an investor for investment in Autobytel.Europe. Cash provided by financing activities in 2000 was primarily from funding received from strategic investors for investment in Autobytel.Europe.

As of December 31, 2002 and February 28, 2003, we had approximately $27.6 million and $28.3 million in cash and cash equivalents, respectively. Our cash requirements depend on several factors, including:

•	the level of expenditures on marketing and advertising, including the cost of contractual arrangements with Internet portals, online information providers and other referral sources,

•	the level of expenditures on product and technology development,

•	the ability to increase the volume of purchase requests and transactions related to our Web sites,

•	the amount and timing of cash collection and disbursements, and

•	the cash portion of acquisition transactions and joint ventures.

We do not have debt. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

As of December 31, 2002, our contractual commitments were as follows:

	Years Ending December 31,
	2003	2004	2005	Total
Operating leases	$1,196	$980	$120	$2,296
Online advertising	1,568	—	—	1,568
Hosting and communication	385	336	73	794
Data licensing	331	199	61	591

Total	$3,480	$1,515	$254	$5,249

With respect to years beyond fiscal 2003, we may be required to raise additional capital to meet our long term operating requirements. Since inception, we have experienced annual operating losses and have an accumulated deficit of $161.2 million as of December 31, 2002. Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. We expect to be able to fund our operations from internally generated funds in 2003. However, we cannot assure that we will be able to fund our operations from internally generated funds during such period or thereafter.

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

Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could restrict our operations or finances. If we are unable to obtain additional financing as needed or on terms favorable to us, we may be required to reduce the scope of or discontinue our operations or delay or discontinue any expansion, which could have a material adverse effect on our business, results of operations and financial condition.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 on January 1, 2002, except for goodwill and intangible assets acquired after June 30, 2001, for which it was immediately applicable. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill must be assessed on at least an annual basis.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003 and we do not expect it to have a material effect on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which we adopted on January 1, 2002, establishes standards for performing certain tests of impairment on long-lived assets. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003 and do not expect it to have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We did not have any obligations under guarantees required to be disclosed in accordance with FIN 45 as of December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosure about the method of accounting and the effect of the method used on reported results in both annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. We adopted SFAS No. 148 on January 1, 2003 and have elected to continue to account for our stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material effect on our financial position or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.     Financial Statements And Supplementary Data

Our Balance Sheets as of December 31, 2002 and 2001 and our Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2002, together with the reports of our independent accountants, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On May 21, 2002, we dismissed Arthur Andersen LLP as our independent accountants.

The reports of Arthur Andersen on our consolidated financial statements for each of 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

The decision to change independent accountants was recommended by the Audit Committee and approved by the Board of Directors.

During 2000 and 2001 and through May 21, 2002, we had no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen would have caused it to make reference thereto in its report on our consolidated financial statements for such years.

During 2000 and 2001 and through May 21, 2002, we had no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Arthur Andersen furnished us with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of such letter, dated May 22, 2002, is incorporated by reference as Exhibit 16 to this Annual Report on Form 10-K.

We engaged PricewaterhouseCoopers LLP as our new independent accountants as of May 21, 2002. During 2000 and 2001 and through May 21, 2002, we did not consult with PricewaterhouseCoopers LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Item 304(a)(2) of Regulation S-K).

PART III

Item 10.     Directors And Executive Officers Of The Registrant

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2002) in our definitive Proxy Statement in connection with our 2003 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 11.     Executive Compensation

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2002) in our definitive Proxy Statement in connection with our 2003 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 12.     Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2002) in our definitive Proxy Statement in connection with our 2003 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 13.     Certain Relationships And Related Transactions

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2002) in our definitive Proxy Statement in connection with our 2003 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 14.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

On a regular basis, we review and modify our internal controls and procedures. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this Annual Report:

(1)  Financial Statements:

(2)  Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	F-34

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)  Exhibits:

The exhibits filed as part of this Annual Report are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

(b)  Reports on Form 8-K:

The following report on Form 8-K was filed during the last quarter of the period covered by this Annual Report:

On October 25, 2002, we filed a Form 8-K under Item 5 announcing our financial results for the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2003.

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

Signature	Title	Date

/s/ MICHAEL FUCHS Michael Fuchs	Chairman of the Board and Director	March 26, 2003

/s/ JEFFREY A. SCHWARTZ Jeffrey A. Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2003

/s/ HOSHI PRINTER Hoshi Printer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2003

/s/ AMIT KOTHARI Amit Kothari	Vice President and Controller (Principal Accounting Officer)	March 26, 2003

/s/ JEFFREY H. COATS Jeffrey H. Coats	Director	March 26, 2003

/s/ ROBERT S. GRIMES Robert S. Grimes	Director	March 26, 2003

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 26, 2003

Signature	Title	Date

/s/ LAWRENCE W. LEPARD Lawrence W. Lepard	Director	March 26, 2003

/s/ KENNETH J. ORTON Kenneth J. Orton	Director	March 26, 2003

/s/ RICHARD A. POST Richard A. Post	Director	March 26, 2003

/s/ MARK R. ROSS Mark R. Ross	Director	March 26, 2003

CERTIFICATIONS

I, Jeffrey A. Schwartz, President and Chief Executive Officer of Autobytel Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Autobytel Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ JEFFREY A. SCHWARTZ
Jeffrey A. Schwartz, President and Chief Executive Officer

I, Hoshi Printer, Executive Vice President and Chief Financial Officer of Autobytel Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Autobytel Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ HOSHI PRINTER
Hoshi Printer, Executive Vice President and Chief Financial Officer

Autobytel Inc.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Autobytel Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15.(a)(1) on page 51 present fairly, in all material respects, the financial position of Autobytel Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.(a)(2) on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements and the financial statement schedule of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and the financial statement schedule in their report dated January 25, 2002.

As discussed above, the financial statements of Autobytel Inc. and its subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 7., these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 7. In our opinion, the transitional disclosures for 2001 and 2000 in Note 7. are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

January 24, 2003, except for Note 18, as to which the date is February 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP.

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

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

ARTHUR ANDERSEN LLP

Los Angeles, California

January 25, 2002

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	December 31, 2002	December 31, 2001
ASSETS

Current assets:
Domestic cash and cash equivalents	$27,543	$30,006
International cash and cash equivalents	—	28,784
Restricted cash	28	3,047
Accounts receivable, net of allowance for doubtful accounts and customer credits of $4,214 and $7,109, respectively	6,757	8,519
Prepaid expenses and other current assets	3,495	4,419

Total current assets	37,823	74,775
Property and equipment, net	2,088	2,889
Capitalized software, net	2,105	4,319
Investment in unconsolidated subsidiary	4,745	—
Goodwill	8,367	8,644
Other assets	96	154

Total assets	$55,224	$90,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,529	$9,108
Accrued expenses	5,018	9,005
Deferred revenues	3,575	4,708
Customer deposits	76	92
Other current liabilities	349	300

Total current liabilities	12,547	23,213
Accrued restructuring—non-current	255	—

Total liabilities	12,802	23,213

Commitments and contingencies (Note 8)

Minority interest	—	7,173

Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 31,195,681 and 30,969,377 shares issued and outstanding, respectively	31	31
Additional paid-in capital	203,623	203,280
Accumulated other comprehensive loss	(40)	(2,438)
Accumulated deficit	(161,192)	(140,478)

Total stockholders’ equity	42,422	60,395

Total liabilities and stockholders’ equity	$55,224	$90,781

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Program fees	$58,008	$52,306	$53,843
Enterprise sales	10,504	6,610	—
Advertising	7,914	4,321	2,062
Other products and services	4,429	7,831	10,627

Total revenues	80,855	71,068	66,532

Operating expenses:
Sales and marketing	49,082	50,648	65,266
Product and technology development	22,695	20,410	22,847
General and administrative	9,876	14,973	13,797
Goodwill impairment	—	22,867	—
Autobytel.Europe restructuring, impairment and other international charges	15,015	7,229	—
Domestic restructuring and other charges	1,800	4,514	—

Total operating expenses	98,468	120,641	101,910

Loss from operations	(17,613)	(49,573)	(35,378)
Loss on recapitalization of Autobytel.Europe	(4,168)	—	—
Interest income	686	3,338	6,114
Foreign currency exchange gain (loss)	(2)	426	(106)
Losses in equity investees	(434)	(500)	—
Other income (expense)	(43)	—	9

Loss before minority interest and income taxes	(21,574)	(46,309)	(29,361)
Minority interest	866	1,485	369

Loss before income taxes	(20,708)	(44,824)	(28,992)
Provision for income taxes	6	27	42

Net loss	$(20,714)	$(44,851)	$(29,034)

Basic and diluted net loss per share	$(0.67)	$(1.84)	$(1.45)

Shares used in computing basic and diluted net loss per share	31,143,099	24,403,609	20,047,173

Comprehensive loss:
Net loss	$(20,714)	$(44,851)	(29,034)
Translation adjustment	(512)	(2,422)	(8)

Comprehensive loss	$(21,226)	$(47,273)	$(29,042)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Warrants	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accum- ulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 1999	18,234,613	18	1,332	141,957	(8)	(66,593)	76,706
Issuance of common stock upon acquisition of A.I.N. Corporation	1,800,000	2	—	19,690	—	—	19,692
Issuance of common stock upon exercise of stock options	280,000	—	—	646	—	—	646
Issuance of common stock under employee stock purchase plan	21,470	—	—	134	—	—	134
Amortization of deferred stock-based compensation	—	—	—	393	—	—	393
Net gain on sale of subsidiary stock .	—	—	—	23,277	—	—	23,277
Foreign currency translation adjustment	—	—	—	—	(8)	—	(8)
Net Loss	—	—	—	—	—	(29,034)	(29,034)

Balance, December 31, 2000	20,336,083	20	1,332	186,097	(16)	(95,627)	91,806
Issuance of common stock upon acquisition of Autoweb	10,504,803	11	—	14,320	—	—	14,331
Issuance of common stock upon exercise of stock options	6,667	—	—	5	—	—	5
Issuance of common stock under employee stock purchase plan	121,824	—	—	118	—	—	118
Expiration of warrants	—	—	(1,332)	1,332	—	—	—
Amortization of deferred stock-based compensation	—	—	—	242	—	—	242
Net gain on sale of subsidiary stock	—	—	—	1,166	—	—	1,166
Foreign currency translation adjustment	—	—	—	—	(2,422)	—	(2,422)
Net loss	—	—	—	—	—	(44,851)	(44,851)

Balance, December 31, 2001	30,969,377	31	—	203,280	(2,438)	(140,478)	60,395
Issuance of common stock upon exercise of stock options	98,295	—	—	163	—	—	163
Issuance of common stock under employee stock purchase plan	128,020	—	—	160	—	—	160
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(11)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	20	—	—	20
Deconsolidation of Autobytel.Europe	—	—	—	—	2,910	—	2,910
Foreign currency translation adjustment	—	—	—	—	(512)	—	(512)
Net loss	—	—	—	—	—	(20,714)	(20,714)

Balance, December 31, 2002	31,195,681	$31	$—	$203,623	$(40)	$(161,192)	$42,422

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(20,714)	$(44,851)	$(29,034)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash charges:
Depreciation and amortization	3,366	3,092	2,752
Provision for bad debt and customer credits	1,220	3,356	1,409
Loss on disposal of property and equipment	41	561	30
Foreign currency exchange loss	—	—	132
Amortization of deferred stock-based compensation	20	242	393
Autobytel.Europe restructuring and impairment	15,015	—	—
Loss on recapitalization of Autobytel.Europe	4,168	—	—
Losses in equity investees	434	500	—
Minority interest	(866)	(1,485)	—
Impairment of goodwill	—	22,867	—
Impairment of capitalized software costs	1,937	1,434	—
Impairment of investments in foreign entities	—	2,142	—
Impairment of property and equipment	—	257	—
Changes in assets and liabilities:
Accounts receivable	770	978	(3,387)
Prepaid expenses and other current assets	908	3,026	(670)
Other assets	58	3	289
Accounts payable	(5,541)	(1,781)	4,518
Accrued expenses	(3,123)	(4,858)	576
Accrued restructuring—current	(88)	(3,644)	—
Deferred revenues	(1,133)	(920)	463
Customer deposits	(16)	(84)	(531)
Other current liabilities	106	(71)	(613)
Accrued restructuring and other liabilities—non current	255	(482)	(69)

Net cash used in operating activities	(3,183)	(19,718)	(23,742)

Cash flows from investing activities:
Deconsolidation of Autobytel.Europe	(28,163)	—	—
Acquisition of business, net of cash acquired	—	5,697	(4,374)
Restricted cash	(28)	—	—
Investment in foreign entities	—	(413)	(1,353)
Sale of investment in foreign entities	—	109	—
Investment in debt security of foreign entities	—	(88)	(830)
Investment in unconsolidated subsidiary	(400)	—	—
Notes receivable from foreign entity	—	(109)	(268)
Repayment of notes receivable from foreign entity	—	292	—
Purchases of property and equipment	(1,087)	(2,444)	(1,849)
Proceeds from sale of property and equipment	168	—	—
Capitalized software costs	(1,412)	(3,135)	(3,338)

Net cash used in investing activities	(30,922)	(91)	(12,012)

Cash flows from financing activities:
Net proceeds from sale of common stock	323	123	780
Net proceeds from sale of subsidiary company stock	—	2,000	31,470

Net cash provided by financing activities	323	2,123	32,250

Effect of exchange rates on cash	(512)	(2,422)	(8)

Net decrease in cash and cash equivalents	(34,294)	(20,108)	(3,512)
Cash and cash equivalents, beginning of period	61,837	81,945	85,457

Cash and cash equivalents, end of period	$27,543	$61,837	$81,945

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6	$27	$42

Cash paid during the period for interest	$2	$5	$51

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

•	In February 2000, in conjunction with the acquisition of A.I.N. Corporation, assets of $950 were acquired, liabilities of $1,966 were assumed and 1,800,000 shares of common stock were issued. (See Note 3.)

•	In August 2001, in conjunction with the acquisition of Autoweb.com, Inc., assets of $19,701 were acquired, liabilities of $12,819 were assumed and 10,504,792 shares of common stock were issued. (See Note 4.)

•	In November 2001, warrants to purchase 150,000 shares of common stock valued at $270 expired. (See Note 10.)

•	In December 2001, warrants to purchase 589,800 shares of common stock valued at $1,062 expired. (See Note 10.)

•	In August 2002, due to a change in our original estimate of accounts receivable acquired in the Autoweb acquisition, we increased accounts receivable and decreased goodwill by $277. (See Note 4.)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

1.    Organization and Operations of Autobytel

Autobytel Inc. (Autobytel) is an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing, advertising and customer relationship management tools and programs primarily through the Internet. Autobytel owns and operates the car buying Web sites—Autobytel.com, Autoweb.com and CarSmart.com and an automotive research Web site, AutoSite.com. Autobytel is also a leading provider of automotive marketing data and technology through its Automotive Information Center (AIC) division.

Autobytel provides tools and programs to automotive dealers and manufacturers to help them increase market share and reduce customer acquisition costs.

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

Since its inception in January 1995, Autobytel has experienced annual operating losses and has an accumulated deficit of $161,192 as of December 31, 2002. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could have a material adverse effect on Autobytel’s ability to achieve its intended business objectives.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autobytel and its wholly and majority owned direct and indirect subsidiaries. Autobytel’s wholly and majority owned subsidiaries include: Autobytel Services Corporation, Autoweb.com, Inc., A.I.N. Corporation, Auto-By-Tel Acceptance Corporation, Auto-By-Tel Insurance Services, Inc., Autobytel.ca inc., Kre8.net inc., e-autosdirect.com inc., I-Net Training Technologies, LLC, Autobytel Information Services Inc., AutoVisions Communications, Inc., iBuy Inc. and Autobytel Acquisition Corp.

Autobytel.Europe LLC (Autobytel.Europe), Autobytel.Europe Investment B.V., Autobytel.Europe Holdings B.V., Autobytel France SA are included in Autobytel’s consolidated financial statements as of December 31, 2001. As a result of a reduction in Autobytel’s ownership in Autobytel.Europe in March 2002, Autobytel no longer consolidates these entities in its financial statements. (See Note 5.)

Investments in entities in which Autobytel has the ability to exercise significant influence, but not control, are accounted for using the equity method. Autobytel accounts for its investment in Autobytel.Europe (See Note 5.), Autobytel Japan and Autobytel Australia under the equity method. The application of the equity method with respect to Autobytel’s investment of $126 in Autobytel Japan has been suspended, as this amount was fully expensed in 1999. Autobytel will resume application of the equity method when its share of net income equals its share of net losses unrecognized during the suspension period. Autobytel’s investments of $500 and $400 in Autobytel Australia were fully expensed in 2001 and 2002, respectively. Autobytel Australia ceased operations in August 2002.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents as of December 31, 2002 and 2001 were as follows:

	2002			2001
	Available	Restricted	Total	Available	Restricted	Total
Domestic	$27,543	$28	$27,571	$30,006	$2,994	$33,000
International	—	—	—	28,784	53	28,837

Total	$27,543	$28	$27,571	$58,790	$3,047	$61,837

For the purposes of the consolidated balance sheets and the consolidated statements of cash flows, Autobytel considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Domestic cash and cash equivalents represent amounts held by Autobytel for use by Autobytel. As of December 31, 2002, $28 was held by financial institutions as collateral for business credit cards. As of December 31, 2001, $2,966 was held in a restricted interest bearing account to secure an appeal bond related to litigation and $28 was held by financial institutions as collateral for business credit cards.

International cash and cash equivalents represent amounts held by Autobytel.Europe for use as directed by Autobytel.Europe. These funds were not available to Autobytel. As a result of a reduction in Autobytel’s ownership of Autobytel.Europe in March 2002 (see Note 5.), Autobytel no longer consolidates Autobytel.Europe in its financial statements. Therefore, international cash and cash equivalents are no longer reported on Autobytel’s balance sheet. As of December 31, 2001, $53 was held by Autobytel.Europe’s landlord as a security deposit.

Fair Value of Financial Instruments

Our financial instruments, including cash, cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject Autobytel to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash and cash equivalents are primarily maintained with three financial institutions in the United States. Deposits held by banks may exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive dealers, automotive manufacturers and international licensees. Autobytel generally requires no collateral to support customer receivables and maintains an allowance for doubtful accounts

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

for potential credit losses. Historically, such losses have been within Autobytel’s expectations. As of December 31, 2002 and 2001, Autobytel had a balance of $1,912 and $3,958 in allowance for doubtful accounts, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” Autobytel evaluated the carrying value of property and equipment and noted no impairment as of December 31, 2001.

Effective January 1, 2002, Autobytel adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. For purposes of SFAS No. 144, impairment exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses during the year ended December 31, 2002.

Capitalized Software

In 2002, Autobytel began capitalizing costs to develop internal use software under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Development or Obtained for Internal Use.” SOP 98-1 requires the capitalization of external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years.

Prior to 2002, Autobytel capitalized costs to develop external use software in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs incurred subsequent to technological feasibility were capitalized on a product by product basis. Costs incurred prior to technological feasibility were expensed. Amortization is provided using the greater of (i) the ratio that current gross revenues for a product bear to the total of current anticipated future gross revenues from that product or (ii) the straight-line method over the remaining estimated economic life of the product, beginning when the product is available for general release to customers. The economic life of each product is generally three years.

In 2002, capitalized software development costs related to internal use software totaled $1,413. No software development costs related to external use software costs were capitalized in 2002. In 2001, capitalized software development costs related to external use software totaled $6,473. No software development costs related to internal use software were capitalized in 2001. Related amortization expense of $1,690 and impairment of $1,937 (see Note 13.) were recognized in 2002. Related amortization expense of $720 and impairment of $1,434 (see Note 13.) were recognized in 2001.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

Goodwill

Goodwill represents the excess of the purchase price for acquisitions over the fair value of identifiable assets and liabilities acquired. Autobytel uses estimates and makes assumptions to determine the fair value of acquired assets and liabilities. Goodwill acquired prior to June 30, 2001 was amortized on a straight-line basis over its estimated useful life of 15 years. Autobytel evaluated the carrying value of goodwill in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” through December 31, 2001. Under SFAS No. 121, Autobytel evaluated whether there was impairment whenever events or circumstances indicated that the carrying value might not be recoverable. In 2001, an estimate of undiscounted cash flows indicated impairment and an impairment loss equal to the excess of the carrying value over the fair value of goodwill was recognized. (See Note 7.)

Effective January 1, 2002, Autobytel adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires Autobytel to record an impairment charge whenever an event occurs or circumstances change that would more likely than not reduce the fair value below carrying value, or at least annually. SFAS No. 142 uses a two-step process for evaluating whether goodwill has been impaired. Impairment is the condition that exists when the carrying amount of goodwill exceeds its fair value. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of Autobytel with its carrying value, including goodwill. If the fair value exceeds its carrying amount, goodwill is not impaired. If the carrying value exceeds its fair value, Autobytel compares the fair value of goodwill with the carrying value of that goodwill. If the carrying value of goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill acquired subsequent to June 30, 2001 is not amortized.

Accrued Expenses

Autobytel accrues expenses that are likely to occur and can be reasonably estimated based on the facts and circumstances available. As of December 31, 2002 accrued compensation and related expenses, totaling $3,746, was the largest component of accrued expenses.

Stock-Based Compensation

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, Autobytel has elected to continue to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date. (See Note 11.)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000 would approximate the pro forma amounts below (See Note 11.):

	Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(20,714)	$(44,851)	$(29,034)
Stock based compensation, net of tax	(1,902)	(4,432)	(7,867)

Net loss, pro forma	$(22,616)	$(49,283)	$(36,901)

Net loss per share, as reported	$(0.67)	$(1.84)	$(1.45)
Net loss per share, pro forma	$(0.73)	$(2.02)	$(1.84)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Revenue Recognition

Autobytel recognizes revenues from program fees, enterprise sales, advertising and other products and services when earned as defined by Staff Accounting Bulletin (SAB) No. 101. SAB No. 101 considers revenue realized after all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

Autobytel’s revenues primarily consist of program fees paid by dealers located in the United States who participate in the Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of an initial fee and a monthly subscription or transaction fee for consumer leads, or purchase requests, directed to them. The initial fee is recognized ratably over the service period of 12 months. Monthly fees are recognized in the period services are provided. Transaction fees are recognized in the period purchase requests are delivered to the program dealers.

Enterprise sales represent fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and fees from manufacturers and other users for automotive marketing data and technology provided by AIC. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Enterprise sales for the year ended December 31, 2001, include fees received from General Motors Corporation for consulting services related to an online locate-to-order vehicle inventory test program. The test program involved modification of the existing Autobytel.com Web site, project management, dealer training, demonstration and debriefings. The consulting agreement commenced in February 2001 and expired in November 2001. Revenues and expenses related to the test program were accounted for using the percentage of completion method based upon the achievement of certain agreed upon milestones specified in the agreement. Consulting fees of $4,035 are included in enterprise sales for the year ended December 31, 2001. Other fees from major dealer groups and automotive manufacturers, including transaction fees paid by major dealer groups for purchase requests, are recognized as purchase requests are delivered to the enterprise dealers.

Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car-buyers during the research, consideration and decision making process on the Web sites. Advertising revenues are recognized as the advertisements are displayed on the Web sites.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

Autobytel revenues from other products and services, include revenues from license and service agreements with international licensees. These agreements grant the licensees the right to use Autobytel’s brand, proprietary software, technology and other business procedures to market new and used vehicles in exchange for certain fees. These fees include: (i) orientation fees, which are recognized on the effective date of the license and service agreements, (ii) localization and development fees and minimum annual maintenance fees, which are recognized as services are provided, and (iii) minimum annual license fees, which are recognized ratably over a 12 month period beginning on the date the international Web site is launched. In 2002, Autobytel modified the licenses to provide for annual fees for the use of its brand. Other revenues, including fees received for classified listings, database marketing, financing, and Retention Performance Marketing, a customer service reminder program launched in April 2002, are recognized as services are provided.

Fees billed prior to Autobytel providing services are deferred, as they do not satisfy all of the revenue recognition criteria in SAB No. 101. Deferred revenues are recognized as revenue over the periods services are provided or purchase requests are delivered.

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

Sales and Marketing

Sales and marketing expense primarily includes Internet marketing and advertising expenses, fees paid to purchase request providers, promotion and advertising expenses to develop brand equity and encourage potential customers to visit Autobytel’s Web sites and personnel and other costs associated with sales, marketing, training and support of Autobytel’s dealer networks. Sales and marketing costs are recorded as expenses as incurred. Online and traditional advertising costs were $32,762, $32,658 and $44,972 in 2002, 2001 and 2000, respectively.

Product and Technology Development

Product and technology development expense primarily includes personnel costs related to developing new dealer and manufacturer programs and products and enhancing the features, content and functionality of Autobytel’s Web sites and its Internet-based dealer communications platform. It also includes expenses associated with the customization of Autobytel’s software for international licensees and telecommunications and computer infrastructure. Product and technology development expenditures are expensed as incurred or capitalized as appropriate. In 2001, product and technology development expense includes a charge of $500 related to an executive severance payment.

General and Administrative

General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expenditures are expensed as incurred. In 2001, general and administrative expense includes a charge of $1,006 related to an executive severance payment.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

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

Income Taxes

Autobytel accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws.

Computation of Basic and Diluted Net Loss Per Share

Net loss per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing the net loss by the weighted average shares of common stock outstanding during the period. For the years ended December 31, 2002, 2001 and 2000, diluted net loss per share is equal to basic net loss per share since potential common shares from the conversion of stock options and warrants are antidilutive. As of December 31, 2002, 782,688 potential common shares from the conversion of stock options are antidilutive.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. It also requires recognition of intangible assets, other than goodwill, in business combinations completed after June 30, 2001 and all acquisitions accounted for using the purchase method of accounting. Autobytel acquired Autoweb.com, Inc. (Autoweb) after June 30, 2001 and accounted for the acquisition in accordance with SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Autobytel adopted SFAS No. 142 on January 1, 2002, except for goodwill and intangible assets acquired after June 30, 2001, for which it was immediately adopted. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill must be assessed for impairment on at least an annual basis.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Autobytel adopted SFAS No. 143 on January 1, 2003. Autobytel does not expect the adoption to have a material effect on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which Autobytel adopted on January 1, 2002, establishes standards for performing certain tests of impairment on long-lived assets. The adoption of SFAS No. 144 did not have a material effect on Autobytel’s financial position or results of operations.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Autobytel adopted SFAS No. 146 on January 1, 2003. Autobytel does not expect the adoption to have a material effect on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. Autobytel did not have any obligations under guarantees required to be disclosed in accordance with FIN 45 as of December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosure about the method of accounting and the effect of the method used on reported results in both annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. Autobytel adopted SFAS No. 148 on January 1, 2003 and has elected to continue to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recognized over the vesting period based on the excess of the fair market value over the exercise price on the grant date. (See Note 11.).

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Autobytel does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

3.    Acquisition of A.I.N. Corporation

On February 15, 2000, Autobytel acquired all of the outstanding common stock of A.I.N. Corporation (A.I.N. or CarSmart), the owner of CarSmart.com, an online buying site for new and used vehicles.

A.I.N stockholders were issued 1,800,000 shares of Autobytel common stock and $3,000 in cash. The acquisition has been accounted for using the purchase method of accounting.

The aggregate purchase price was $24,144 and consisted of common stock valued at $19,692, cash of $3,000 and transaction costs of $1,452. The value of the stock was determined based on the average market price

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

of Autobytel’s common stock for the three days before and after the date the acquisition was announced. The purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill in the amount of $25,226 and was initially amortized over a 15 year period. In 2001, as a result of a decrease in sales and marketing resources allocated to the CarSmart.com brand and a decline in the number of CarSmart dealers, Autobytel determined that the remaining unamortized goodwill related to A.I.N. was fully impaired and recorded a non-cash charge of $22,867 for the impairment of goodwill. (See Note 7.)

A.I.N. Corporation’s results of operations from the date of acquisition on February 15, 2000 through December 31, 2002 have been included in the accompanying consolidated statements of operations.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of A.I.N. Corporation had occurred on January 1, 2000. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

Year Ended December 31, 2000
(unaudited)
Revenue	$ 67,806
Net loss	(30,137)
Basic and diluted net loss per share	$ (1.50)

4.    Acquisition of Autoweb.com, Inc.

On August 14, 2001, Autobytel acquired all of the outstanding common stock of Autoweb, an Internet automotive service.

Autoweb stockholders were issued 0.3553 shares of Autobytel common stock for each share of Autoweb common stock outstanding on the date of the acquisition for a total of 10,504,792 shares. The acquisition has been accounted for using the purchase method of accounting.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

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

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was initially recorded as goodwill in the amount of $10,399. In December 2001 and August 2002, the allocation of the purchase price was adjusted as described below and goodwill was reduced to $8,367. In accordance with SFAS No. 142, goodwill acquired in the Autoweb acquisition is not amortized, rather it is evaluated on at least an annual basis for impairment as the acquisition was completed subsequent to June 30, 2001.

In conjunction with the acquisition, Autobytel estimated the exit costs of anticipated facilities integration, personnel costs and other expenses directly related to the contemplated consolidation of significant operations of Autoweb and Autobytel and accrued $5,789 for such costs and expenses. The employee termination costs consisted primarily of compensation and benefits for approximately 80 employees at Autoweb in conjunction with the integration of operations into the Autobytel Irvine facility. In December 2001, the allocation of the purchase price was adjusted as a result of a reduction in Autobytel’s estimates and events and circumstances. Estimated outstanding transaction costs were reduced by $150, historical liabilities were reduced by $500 and liabilities from exit costs and restructuring were reduced by $1,105. The reduction in liabilities from exit costs and restructuring was a result of a negotiated release from Autoweb’s facilities lease and lower than expected employee termination costs. From the date of acquisition through December 31, 2002, $1,934 and $2,750 was paid for rent and compensation, respectively. In August 2002, the allocation of the purchase price was adjusted due to a $277 increase in the original estimate of accounts receivable. As of December 31, 2002, there was no remaining accrual balance.

Autoweb’s financial position and results of operations from the date of acquisition on August 14, 2001 through December 31, 2002 have been included in the accompanying consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Autoweb had occurred on January 1, 2000. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Years Ended December 31,
	2001	2000
	(unaudited)
Revenue	$94,794	$118,812
Net loss	(65,131)	(58,494)
Basic and diluted net loss per share	(2.11)	(1.91)

5.    Autobytel.Europe LLC

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

Effective January 1, 2001, Autobytel.Europe changed its functional currency from U.S. Dollars to the Euro.

In June 2001, due to a decline in the general economic climate and the environment for Internet related activities in Europe, Autobytel announced the restructuring of Autobytel.Europe. The restructuring primarily consisted of a reduction in staff of approximately 20 employees from all departments within Autobytel.Europe and lead to changes in Autobytel.Europe’s capital structure because of the reduction of its business activities.

Autobytel.Europe’s results of operations are consolidated in Autobytel’s results of operations through March 28, 2002, including a non-cash charge of $4,000 for terminated Autobytel.Europe contracts. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced Autobytel’s ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in Autobytel’s ownership interest, Autobytel recorded a non-cash charge of $4,168 related to the partial disposition of its investment in Autobytel.Europe. Autobytel no longer consolidates Autobytel.Europe in its financial statements but accounts for its remaining investment in Autobytel.Europe under the equity method. At March 28, 2002, Autobytel reviewed its 49% investment in Autobytel.Europe and reduced the carrying amount to its estimated fair value. The impairment of the investment resulted in a non-cash charge of $11,015 to Autobytel. As of December 31, 2002, Autobytel had an investment in Autobytel.Europe with a remaining balance of $4,745 which Autobytel believes has not incurred a further decline in value.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

6.    Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2002	2001
Computer software and hardware	$6,877	$6,646
Furniture and equipment	1,274	1,341
Leasehold improvements	748	851

	8,899	8,838
Less—Accumulated depreciation and amortization	(6,811)	(5,949)

	$2,088	$2,889

Depreciation expense was $1,678, $1,483 and $1,271 in 2002, 2001 and 2000, respectively.

7.    Goodwill and Goodwill Impairment

During 2001, CarSmart experienced a decline in its number of dealers, primarily resulting from a reduction in sales and marketing resources allocated to the CarSmart.com brand, which led to substantial declines in sales and operating cash flow. As a result of Autobytel’s evaluation of the operations, all of CarSmart’s operations were transferred to Autobytel’s Irvine facility. Due to the economic changes discussed above and the decision to close CarSmart’s facility, Autobytel performed an evaluation of the recoverability of all of the assets of CarSmart as described in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” In June 2001, based on an analysis of undiscounted cash flows, Autobytel determined that goodwill recorded on its balance sheet in connection with its acquisition of CarSmart was in excess of the current fair value of $1,300. As a result, Autobytel recorded a $21,614 non-cash charge for the impairment of goodwill. During the second half of 2001, CarSmart dealer counts declined further than anticipated. In December 2001, Autobytel determined that the CarSmart goodwill was fully impaired and wrote-off the remaining unamortized balance of $1,253 for a total non-cash charge of $22,867 for the impairment of goodwill in 2001.

In accordance with SFAS No. 142, goodwill acquired in the Autoweb acquisition is not amortized, rather it is evaluated on at least an annual basis for impairment as the acquisition of Autoweb was completed subsequent to June 30, 2001. Autobytel performed transitional and annual impairment tests of goodwill in 2002 using a combination of the public company market multiple method, the price to revenue method and the price to book value method, and concluded that goodwill was not impaired. In future periods, if goodwill is determined to be impaired, Autobytel will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings. In August 2002, the allocation of the Autoweb purchase price was adjusted due to an increase in the original estimate of accounts receivable resulting in a reduction in goodwill and increase in accounts receivable of $277.

Balance as of January 1, 2002	$8,644
Goodwill adjustment	(277)

Balance as of December 31, 2002	$8,367

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2002, the unamortized balance of goodwill related to the Autoweb acquisition was $8,367.

During 2001, Autobytel recorded a $22,867 non-cash charge for the full impairment of goodwill and $888 in amortization expense related to A.I.N. Corporation (CarSmart or A.I.N.). Had SFAS No. 142 been in effect in 2001, Autobytel would not have recorded amortization expense of $888 and $1,481 for goodwill related to the acquisition of CarSmart in 2001 and 2000, respectively. The following summarizes net loss adjusted to exclude goodwill amortization expense:

	Years Ended December 31,
	2002	2001	2000
Net loss as reported	$(20,714)	$(44,851)	$(29,034)
Goodwill amortization	—	888	1,481

Net loss as adjusted	$(20,714)	$(43,963)	$(27,553)

Basic & diluted loss per share as reported	$(0.67)	$(1.84)	$(1.45)
Basic & diluted loss per share as adjusted	$(0.67)	$(1.80)	$(1.37)

8.    Commitments and Contingencies

Operating Leases

Autobytel leases its facilities and certain office equipment under operating leases which expire on various dates through 2005. As of December 31, 2002, future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows:

Years Ending December 31,
2003	$1,196
2004.	980
2005	120

$2,296

Rent expense was $1,578, $1,911 and $1,202 for the years ended December 31, 2002, 2001, and 2000, respectively. In 2001, Autobytel leased cars for its Autobytel.Europe employees. The majority of these leases were terminated in 2001 as part of the restructuring of Autobytel.Europe. Approximately $210 and $35 related to the car leases has been included in rent expense for 2001 and 2000, respectively.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

Marketing and Advertising Agreements

Autobytel has agreements with search engines and Internet service and automotive information providers, including AOL, Edmund’s and Kelley Blue Book, that make available to consumers vehicle research data over the Internet. These agreements are generally for a term of one to three years and require that Autobytel pay a combination of set-up, initial, annual, monthly and variable fees based on the volume of purchase requests received by Autobytel. The set-up fees are expensed as incurred, the initial fees and annual fees are amortized over the period they relate to. The monthly fees are expensed in the month they relate to and variable fees are expensed in the period purchase requests are received. As of December 31, 2002, the future minimum commitments under these agreements were as follows:

Year Ending December 31,
2003	$1,568

For the years ended December 31, 2002, 2001, and 2000, Internet marketing and advertising costs were $31,145, $24,855 and $20,564, respectively.

Autobytel also enters into agreements with network and cable television stations under which it purchases television advertising. As of December 31, 2002, there were no minimum future commitments for television advertising. Amounts incurred for television advertising are expensed as advertisements are aired. For the years ended December 31, 2002, 2001, and 2000 television advertising expenses were $150, $1,821 and $10,720, respectively.

Employment Agreements

Autobytel has agreements with Jeffrey A. Schwarz, Chief Executive Officer, Hoshi Printer, Executive Vice President and Chief Financial Officer, Ariel Amir, Executive Vice President and General Counsel, and Andrew F. Donchak, Executive Vice President and Chief Marketing Officer. In the event of termination without cause, Mr. Schwartz and Mr. Donchak are entitled to a payment of two years and one year base salary, respectively, and Messrs. Printer and Amir are entitled to receive a lump sum severance payment equal to the greater of the base salary that would have been received by them over the remaining term of the agreement or for one year. Messrs. Schwartz, Printer, Donchak and Amir are also entitled to additional severance payments in the event of termination within a specified time period of a change of control. The terms of Messrs. Schwartz, Printer and Amir’s agreements are for two years with one year renewals. Messrs. Schwartz, Printer, Donchak and Amir’s agreements provide for a two year extension upon a change of control. In addition, their agreements provide for vesting of options upon a change of control.

Litigation

A.I.N. Corporation was sued on September 1, 1999 in a lawsuit entitled Robert Martins v. Michael J. Gorun, A.I.N., Inc., et al., in Los Angeles Superior Court. The complaint contained causes of action for breach of written and oral contracts, promissory estoppel, breach of fiduciary duty and fraud, and sought compensatory and punitive damages and equitable relief. The plaintiff contended he was entitled to a 49.9% ownership interest in A.I.N.’s CarSmart online business based on a purported agreement for the formation of a company called CarSmart On-Line Services. On December 14, 1999, A.I.N. filed a complaint for declaratory relief on the subject of Mr. Martin’s lawsuit in Contra Costa County Superior court. The Los Angeles action was transferred to Contra Costa County and the two cases were consolidated. Autobytel was added and then dismissed as a cross defendant in such action after summary judgment in its favor. On December 14, 2001, the jury returned a unanimous

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

verdict finding that A.I.N. and Mr. Gorun were not liable for beach of contract, breach of fiduciary duty or fraud and denying Martins any damages. Martins’ equitable claims for promissory estoppel and constructive trust were submitted to the court for decision. On April 5, 2002, the court issued a decision denying any relief on those claims. Autobytel, A.I.N. and Martins entered into a settlement agreement in July 2002.

On June 7, 2002, Michael Gorun filed an action entitled Michael Gorun v. Autobytel, et al. in the Santa Clara Superior Court against Autobytel and A.I.N. asserting, among others, claims for declaratory relief under the escrow agreement, merger agreement and employment agreement, damages for breach of employment agreement, damages for interference with prospective advantage and damages for breach of merger agreement. In this action, Mr. Gorun disputes Autobytel and A.I.N.’s claims for indemnity arising from the Martins lawsuit, asserts his alleged rights of indemnity from the Martins lawsuit under various theories, and contends that Autobytel wrongfully asserted restrictions on the sale and registration of his shares of Autobytel stock. On December 19, 2002, Autobytel, A.I.N. and Mr. Gorun settled the matters described above.

On October 10, 2002, Morrison & Foerster LLP, a law firm that represented Autobytel, A.I.N. and Mr. Gorun at various points in the Martins litigation, filed an action entitled Morison & Foerster LLP v. Autobytel.com Inc. et al. in the Santa Clara Superior Court against Autobytel, A.I.N. and Mr. Gorun asserting claims for damages for breach of contract for failure to pay legal fees and expenses plus interest accrued thereon in the aggregate of approximately $660,000 as of August 31, 2002. Autobytel and A.I.N. dispute these allegations and intend to vigorously defend against the action. In addition, Autobytel and A.I.N. believe that they have meritorious claims against Morrison & Forester LLP.

In 2002, we recorded a legal settlement gain, net of loss contingencies, associated with the above legal matters totaling $140.

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. Autobytel believes that it has meritorious claims against the underwriters and intends to vigorously defend the action.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. Autoweb believes that it has meritorious claims against the underwriters and intends to vigorously defend the action.

Autobytel has reviewed the above class action matters in accordance with SFAS 5, “Accounting for Contingencies,” and has determined that a reserve for loss contingencies is not required at this time.

From time to time, we are involved in other litigation matters relating to claims arising out of the ordinary course of business. Autobytel believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on its business, results of operations and financial condition. However, if a court or jury rules against Autobytel and the ruling is ultimately sustained on appeal and damages are awarded against Autobytel, such ruling could have a material and adverse effect on Autobytel’s business, results of operations and financial condition.

9.    Retirement Savings Plan

Autobytel has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the 401(k) Plan.) The 401(k) Plan covers all employees of Autobytel who are over 21 years of age and have worked for Autobytel for at least three months. Under the 401(k) Plan, participating employees are allowed to defer up to 50% of their pretax salaries up to a maximum of $11 in 2002. Employees over the age of 50 are allowed to contribute an additional $1 in 2002. Autobytel contributions to the 401(k) Plan are discretionary. In January 2000, Autobytel began to match employee contributions 50 cents per dollar up to a maximum of $3 per year in Autobytel common stock. In October 2002, Autobytel ceased matching employee contributions in Autobytel common stock and began matching in cash. During 2002, Autobytel matched employee contributions by contributing $390 or 137,150 shares of common stock at the current fair market value on the date the shares were purchased and by contributing cash of $44.

10.    Stockholders’ Equity

Preferred Stock

As of December 31, 2002, 11,445,187 shares of preferred stock with a $0.001 par value were authorized and undesignated. There were no shares of preferred stock issued or outstanding as of December 31, 2002.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

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

The value of the unexercised warrants was reclassified from warrants to additional paid-in capital upon expiration in 2001.

The fair value of these warrants was estimated using the Black-Scholes option-pricing model and the following assumptions: (1) no dividend yield, (2) volatility of 0.10%, (3) risk-free interest rate of 4.90%, and (4) a contractual life of three years.

2001 Restricted Stock Plan

Autobytel’s 2001 Restricted Stock Plan (the “Restricted Plan”) was approved by the Board of Directors in June 2001 and the stockholders at the Annual Meeting held on August 14, 2001. The Plan allows for the granting of restricted stock and deferred share awards to selected directors, officers, employees, consultants or other service providers of Autobytel. Autobytel has reserved 1,500,000 shares under the Restricted Plan. The Board may grant restricted share awards that vest immediately or based on future conditions, and may include a purchase price if it so determines. The Board has the discretionary authority to impose, in agreements, such restrictions on shares of common stock issued pursuant to the Restricted Plan as it may deem appropriate or desirable, including but not limited to the authority to impose a right of first refusal or to establish repurchase rights or both of these restrictions. Upon a change of control, all awards become fully vested. Any repurchase right of Autobytel lapses on consummation of a change of control. As of December 31, 2002, there were no outstanding shares of common stock under the Restricted Plan.

11.    Stock Option Plans

1996 Stock Option Plan

Autobytel’s 1996 Stock Option Plan (the 1996 Option Plan) was approved by the Board of Directors in May 1996. The 1996 Option Plan was terminated by a resolution of the Board of Directors in October 1996, at which time 870,555 options had been issued. The 1996 Option Plan provided for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and for the granting to employees, consultants and directors of nonstatutory stock options. Autobytel reserved 1,194,444 shares of common stock for exercise of stock options under the 1996 Option Plan. The exercise price of incentive stock options granted under the 1996 Option Plan could not be lower than the fair market value of the common stock, and the exercise price of nonstatutory stock options could not be less than 85% of the fair

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

market value of the common stock, as determined by the Board of Directors, on the date of grant. With respect to any participants who, at the time of grant, owned stock that possessed more than 10% of the voting power of all classes of stock of Autobytel, the exercise price of any stock option granted to such person was to be at least 110% of the fair market value on the grant date, and the maximum term of such option was five years. The term of all other options granted under the 1996 Option Plan did not exceed 10 years. Stock options granted under the 1996 Option Plan vest according to vesting schedules determined by the Board of Directors.

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

1998 Stock Option Plan

Autobytel’s 1998 Stock Option Plan (the 1998 Option Plan) was adopted in December 1998. Autobytel has reserved 1,500,000 shares under the 1998 Option Plan. The 1998 Option Plan provides for the granting to employees of incentive stock options within the meaning of the Code and nonstatutory stock options.

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

In December 2001, the Board of Directors granted Performance Options to purchase 200,000 shares of common stock to Jeffrey Schwartz, Autobytel’s Chief Executive Officer, at an exercise price of $1.60 per share, which represents the fair market value on the date of grant. These options vest over a five-year period, but the vesting could be accelerated based on the performance of Autobytel’s common stock. The accelerated vesting schedule provides that the grants will vest if the average trading price of the common stock for any 60 consecutive trading days is equal to or exceeds $5.00. As of December 31, 2002, none of these Performance Options were vested. All other stock options granted under the 1998 Option Plan vest according to vesting schedules determined by the Board of Directors.

The 1998 Option Plan provides that, unless otherwise provided in the stock option agreement, in the event of any merger, consolidation, or sale or transfer of all or any part of Autobytel’s business or assets, all rights of

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

the optionee with respect to the unexercised portion of any option will become immediately vested and may be exercised immediately, except to the extent that any agreement or undertaking of any party to any such merger, consolidation, or sale or transfer of assets makes specific provisions for the assumption of the obligations of Autobytel with respect to the 1998 Option Plan.

1999 Stock Option Plan

Autobytel’s 1999 Stock Option Plan (the 1999 Option Plan) was adopted in January 1999. Autobytel has reserved 1,800,000 shares under the 1999 Option Plan. The 1999 Option Plan provides for the granting of stock options to employees of Autobytel. Under the 1999 Option Plan, not more than 1,000,000 shares may be issued pursuant to options granted after March 31, 1999.

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

In August 2001, the Board of Directors granted Performance Options to purchase 250,000 shares of common stock to Mr. Schwartz at an exercise price of $0.90 per share, which represents the fair market value on the date of grant. These options vest over a seven year period, but the vesting could be accelerated based on the performance of Autobytel’s common stock. The accelerated vesting schedule provides that the grants will vest in six installments, each of the first and second installments being for 40,000 shares and each of the remaining installments covering 42,500 shares. One installment vests on each six month anniversary period if pre-established average trading prices of the common stock are achieved. These installments will vest if the average trading price exceeds $1.80, $2.70, $3.60, $4.50, $5.40 and $6.30, respectively, in the applicable period after the date of grant. As of December 31, 2002, the first installment for 40,000 shares was vested. All other stock options granted under the 1999 Option Plan vest according to vesting schedules determined by the Board of Directors.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

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

Stock Option Changes

A summary of the status of Autobytel’s stock options as of December 31, 2000, 2001 and 2002 and changes during the years then ended is presented below:

	Number of Options	Average Exercise Price
Outstanding at December 31, 1999	3,918,561	12.12
Granted	4,653,244	7.08
Exercised	(280,000)	2.29
Forfeited	(1,612,025)	11.14

Outstanding at December 31, 2000	6,679,780	9.26
Assumption of Autoweb options on date of acquisition	1,296,089	8.07
Granted	1,564,664	1.32
Exercised	(6,667)	0.90
Forfeited	(3,235,496)	8.97

Outstanding at December 31, 2001	6,298,370	7.19
Granted	1,959,020	2.57
Exercised	(98,295)	1.66
Forfeited	(2,938,589)	9.19

Outstanding at December 31, 2002	5,220,506	$4.45

Exercisable at December 31, 2000	2,160,318	$10.89

Exercisable at December 31, 2001	3,645,267	$9.45

Exercisable at December 31, 2002	2,766,016	$6.37

Weighted-average fair value of options granted during 2000 (4,653,244 options)		$4.82
Weighted-average fair value of options granted during 2001 (1,564,664 options)		$1.02
Weighted-average fair value of options granted during 2002 (1,959,020 options)		$1.87

The fair value of each option granted through December 31, 2002 is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (1) no dividend yield, (2) volatility of 92.73%, 92.63% and 102.71% for the years ended December 31, 2002, 2001, and 2000, respectively, (3) weighted-average risk-free interest rate of approximately 3.82%, 4.78% and 6.07% for the years ended December 31, 2002, 2001, and 2000, respectively, and (4) an expected life of four to seven years.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.70 – $0.99	587,068	8.55	$0.89	205,317	$0.89
$1.23 – $1.52	391,369	8.44	1.27	202,460	1.29
$1.60	411,000	8.96	1.60	103,667	1.60
$1.69 – $1.96	175,000	9.66	1.95	2,333	1.83
$2.03 – $2.32	68,000	9.79	2.29	319	2.03
$2.35	828,163	9.55	2.35	376,563	2.35
$2.38 – $2.81	42,342	9.66	2.66	2,482	2.43
$2.86 – $2.88	540,000	8.81	2.86	75,003	2.88
$3.00 – $3.07	298,000	9.53	3.00	18,332	3.00
$3.45 – $3.90	27,000	9.27	3.73	694	3.69
$4.40 – $4.50	346,220	2.05	4.50	345,554	4.50
$5.25 – $5.63	155,000	7.66	5.26	121,665	5.27
$6.19 – $6.25	155,000	1.21	6.19	153,889	6.19
$6.50	448,538	3.34	6.50	434,988	6.50
$6.75 – $7.00	49,166	7.49	6.88	49,166	6.88
$8.44 – $9.37	38,590	7.34	9.11	34,552	9.12
$10.06 – $11.08	47,696	7.13	10.44	34,280	10.45
$13.20	517,581	2.68	13.20	517,581	13.20
$14.38 – $19.35	19,335	6.95	14.65	14,899	14.63
$24.28 – $28.67	74,017	6.80	24.58	71,000	24.53
$44.51	1,421	6.42	44.51	1,272	44.51

$.70 – $44.51	5,220,506	7.12	$4.45	2,766,016	$6.37

As of December 31, 2002, 2,831,759 stock options were available for grant under Autobytel’s stock option plans.

Stock-Based Compensation

From January to March 1999, Autobytel granted stock options to purchase 388,236 shares of common stock under the 1999 Stock Option Plan. These stock options were granted to employees and directors at exercise prices of $13.20 and $16.00 per share which were below the fair market value at the date of grant. In relation to these grants, Autobytel recognized non-cash compensation expense of approximately $1,718 ratably over the vesting term of one to four years. Compensation expense of approximately $20, $242 and $393 was recognized as operating expense in 2002, 2001 and 2000, respectively.

Option Exchange Offer

On December 14, 2001 Autobytel commenced an offer to exchange all options outstanding under its stock option plans, including Autoweb options assumed by Autobytel in connection with the acquisition of Autoweb, that had an exercise price per share of more than $4.00 for new options.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

The offer expired on January 15, 2002. Pursuant to the offer, Autobytel accepted for cancellation on January 16, 2002, options to purchase 1,450,534 shares of common stock, representing approximately 29% of the options that were eligible to be tendered for exchange. On July 18, 2002, subject to the terms and conditions of the offer, Autobytel granted new options to purchase 747,355 shares of common stock in exchange for those options Autobytel accepted for cancellation. The new options were granted on July 18, 2002 at a price of $2.35 per share, which was the fair market value on the date of grant. No compensation expense was recorded as a result of the option exchange.

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

During the years ended December 31, 2002, 2001 and 2000, 128,020, 121,824 and 21,740 shares of common stock were issued under the Purchase Plan, respectively.

13.    Accrued Liability for Restructuring and Other Charges

In 2001 and 2002, Autobytel recorded charges totaling $7,229 and $15,015, respectively, for international restructuring, impairment and related charges due to a decline in the general economic climate and the environment for Internet related activities in Europe. As a result of a reduction in Autobytel’s ownership of Autobytel.Europe (see Note 5.), Autobytel no longer consolidates Autobytel.Europe in its financial statements. Therefore, the remaining accrued liability related to these charges is not reported on Autobytel’s balance sheet as of December 31, 2002.

In 2001, Autobytel recorded a total of $4,514 for domestic restructuring and other charges. The charges were related to the reorganization of dealer operations, the elimination of duplicate facilities, the write-down of fixed assets, contract termination costs related to online advertising and the aftermarket program on the Autobytel.com Web site, the write-off of previously capitalized software related to the aftermarket program and the integration of Autoweb into Autobytel following the acquisition of Autoweb. In 2002, Autobytel recorded a total of $769 for charges related to the restructuring of Autobytel’s operations to reduce costs and enhance efficiencies. The charges included severance costs affecting approximately 15% of Autobytel’s employees in sales, marketing and information technology, and Autobytel’s lease obligation on the vacant portion of AIC’s office facilities. As of December 31, 2002, the remaining accrued liabilities related to the 2001 and 2002 charges were $34 and $444, respectively. Autobytel expects the remaining accrued charges to be paid by 2005.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

The remaining accrued liabilities related to the 2001 restructuring and other charges as of December 31, 2002 were as follows:

	International Restructuring and Related Charges	Domestic Restructuring and Other Charges	Total
Total charges	$7,229	$4,514	$11,743
Non-cash charges	(4,277)	(739)	(5,016)
Cash payments	(1,936)	(3,665)	(5,601)

December 31, 2001, accrued liability balance	1,016	110	1,126
Cash payments	(197)	(76)	(273)
Autobytel.Europe deconsolidation	(819)	—	(819)

December 31, 2002, accrued liability balance	$—	$34	$34

The remaining accrued liabilities related to the 2002 restructuring charges as of December 31, 2002 were as follows:

	International			Domestic
	Impairment of Investment in Autobytel. Europe	Release of Contractual Obligations	Total	Rent	Compensation	Total	International and Domestic Total
Total charges	$11,015	$4,000	$15,015	$552	$217	$769	$15,784
Cash payments	—	—	—	(108)	(217)	(325)	(325)
Autobytel.Europe deconsolidation	(11,015)	(4,000)	(15,015)	—	—	—	(15,015)

December 31, 2002, accrued liability balance	$—	$—	$—	$444	$—	$444	$444

14.    Income Taxes

No provision for federal income taxes has been recorded as Autobytel incurred net operating losses through December 31, 2002. As of December 31, 2002, Autobytel had approximately $127,700 of federal and $77,400 of state net operating loss carryforwards available to offset future taxable income. Included in the net operating loss carryforwards are $16,600 of federal and $16,600 of state net operating losses which relate to Autoweb activities prior to the acquisition. In addition, Autobytel has federal and state research tax credit carryforwards as of December 31, 2002 of $213 and $224, respectively. These net operating loss and research tax credit carryforwards expire in various years through 2022. Utilization of the Autoweb net operating losses is subject to a limitation of approximately $858 per year. Utilization of the remaining net operating losses and research tax credits may also be subject to a separate annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss and research tax credit carryforwards before utilization.

Autobytel accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

Net deferred income tax assets, totaling approximately $53,450 and $47,900 as of December 31, 2002 and 2001, respectively, consist primarily of the tax effect of net operating loss carryforwards, reserves, accrued expenses, and research tax credit carryforwards, which are not yet deductible for tax purposes. Autobytel has provided a full valuation allowance on these deferred income tax assets because of uncertainty regarding their realization. Autobytel’s valuation allowance increased $5,550 in 2002. Significant components of Autobytel’s deferred tax assets are approximately as follows:

As of December 31, 2002
Deferred tax assets:
Net operating losses	$48,050
Accrued expenses, depreciation and amortization	4,963
Research and development credits and other	437

Total deferred tax assets	53,450

Valuation allowance for deferred tax assets	(53,450)

Net deferred tax assets	$—

15.    Related Party Transactions

Consulting Agreement

Autobytel and Robert Grimes, a current director and a former Executive Vice President of Autobytel, are parties to a two year consulting services agreement dated April 1, 2000 which was extended through March 31, 2004. During the term of the consulting agreement, Mr. Grimes will receive $50 per year payable on a monthly basis and a $2.5 monthly office expense allowance. Mr. Grimes will make himself available to the executive officers of Autobytel for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships. Autobytel may terminate the agreement upon Mr. Grimes’ breach of contract. If Mr. Grimes’ agreement is terminated without breach, Mr. Grimes is entitled to either a pro rated or a lump sum payment equal to the salary that would have been received by Mr. Grimes if he had remained a consultant for the remaining balance of the term. In the event of death or disability, Autobytel will pay to Mr. Grimes or his successors and assigns the amount that Mr. Grimes would have received for the remainder of the term of the agreement. Mr. Grimes has the right to terminate the agreement upon 90 days notice to Autobytel. During the term of the agreement, Mr. Grimes will be entitled to participate in all of Autobytel’s employee welfare benefit plans at Autobytel’s expense.

16.    Business Segment

Autobytel conducts its business within one business segment, which is defined as providing automotive marketing services primarily through the Internet.

Autobytel.Europe, formerly a majority-owned subsidiary of Autobytel, operates to support Autobytel’s Internet automotive marketing services with certain licensees in Europe. In June 2001, Autobytel announced the restructuring of Autobytel.Europe which significantly reduced Autobytel.Europe’s business activities. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced Autobytel’s ownership of Autobytel.Europe from 76.5% to 49%. As a result, Autobytel no longer consolidates Autobytel.Europe in its financial statements but accounts for its remaining investment in Autobytel.Europe under the equity method. Autobytel does not expect to devote substantial resources to Autobytel.Europe. (See Note 5.)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share data)

Summarized financial data for Autobytel.Europe, including the 2002 short period prior to the reduction in Autobytel’s ownership in Autobytel.Europe on March 28, 2002 is as follows:

	Years Ended December 31,
	2001	2000
Revenues	$2,703	$2,471
Net loss	(6,677)	(2,010)
Total assets	28,997	38,571
Total liabilities	$1,401	$3,904

17.    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for Autobytel, including Autoweb from the date of acquisition on August 14, 2001 is as follows:

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Revenues	$20,010	$19,281	$20,831	$20,733
Income (loss) from operations	357	(2,144)	(474)	(15,352)
Net income (loss)	462	(2,102)	(607)	(18,467)
Basic and diluted net income (loss) per share	$0.01	$(0.07)	$(0.02)	$(0.59)

	Three Months Ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Revenues	$20,505	$18,182	$15,728	$16,653
Loss from operations	(924)	(3,952)	(39,420)	(5,277)
Net loss	(896)	(3,238)	(36,641)	(4,076)
Basic and diluted net loss per share	$(0.03)	$(0.13)	$(1.80)	$(0.20)

18.    Subsequent Events

In the purported class action against Autobytel described in Note 8., on February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. In the purported class action against Autoweb described in Note 8., on February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb.

On February 28, 2003, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida. Autoweb, the former Chief Executive Officer and the former Chief Financial Officer of Autoweb, and CSFB, the co-lead underwriter of Autoweb’s initial public offering, are named as defendants in that action. The complaint alleges claims against Autoweb and such former officers for violations of the 1933 Act, 1934 Act, and Florida’s Blue Sky laws and also alleges claims based on common law theories of fraud, negligent misrepresentation and respondeat superior. The complaint makes similar allegations against approximately 50 other companies for which CSFB was the lead or a co-lead underwriter. The complaint alleges that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of Autoweb’s initial public offering price, its financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate Autoweb’s stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. No date has been set for a response to this complaint. We intend to vigorously defend the action.

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

Year Ended December 31, 2002
Allowance for doubtful accounts:
Beginning balance	$3,958
Autoweb goodwill adjustment	(278)
Deconsolidation of Autobytel.Europe	(1,334)
Additions	1,220
Write-offs	(1,654)

Ending balance	$1,912

Year Ended December 31, 2002
Allowance for customer credits:
Beginning balance	$3,151
Additions	7,422
Write-offs	(8,271)

Ending balance	$2,302

	Years Ended December 31,
	2001	2000
Allowance for doubtful accounts and customer credits:
Beginning balance	$2,185	$1,380
Acquired on August 14, 2001 as part of the Autoweb acquisition	2,694	—
Additions	9,724	4,020
Write-offs	(7,494)	(3,215)

Ending balance	$7,109	$2,302

EXHIBIT INDEX

Number	Description	Sequentially Numbered Page

2.1

Agreement and Plan of Merger dated October 14, 1999, entered into among Autobytel Inc. (formerly autobytel.com inc. (“Autobytel”)), Autobytel Acquisition II Corp., A.I.N. Corporation, and shareholders of A.I.N. Corporation is incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2000 (the “February 2000 8-K”)

2.2

Amendment to Agreement and Plan of Merger dated January 25, 2000, entered into among Autobytel, Autobytel Acquisition II Corp., A.I.N. Corporation, and shareholders of A.I.N. Corporation is incorporated herein by reference to Exhibit 2.2 of the February 2000 8-K.

2.3

Amendment No. 2 to Agreement and Plan of Merger dated February 14, 2000, entered into among Autobytel, Autobytel Acquisition II Corp., A.I.N. Corporation, and shareholders of A.I.N. Corporation is incorporated herein by reference to Exhibit 2.3 of the February 2000 8-K.

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

3.3

Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel is incorporated herein by reference to Exhibit 3.3 of Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002 (the “2001 10-K”).

3.4	Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended September 30, 2000 filed with the SEC on November 13, 2000

3.5

Amendment No.1 to Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended September 30, 2001 filed with the SEC on November 14, 2001 (the “September 2001 10-Q”)

3.6

Amendment No. 2 to Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended March 31, 2002 filed with the SEC on May 14, 2002 (the “March 2002 10-Q”)

4.1	Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the September 2001 10-Q.

Number		Description	Sequentially Numbered Page

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

10.3		Employment Agreement, dated as of April 1, 2002 between Ariel Amir and Autobytel is incorporated herein by reference to Exhibit 10.6 of the March 2002 10-Q.

10.4		1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to the S-1 Registration Statement filed with the SEC on February 9, 1999 (the “S-1 Amendment”)

10.5		autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit 10.8 of the S-1 Amendment.

10.6		autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.30 of the S-1 Amendment.

10.7

autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Registration Statement filed on Form S-8 (File No. 333-90045) filed with the SEC on November 1, 1999.

10.8

Amendment No. 1 to the autobytel.com inc. 1998 Stock Option Plan dated September 22, 1999 is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the Quarter Ended September 30, 1999 filed with the SEC on November 12, 1999.

10.9

Amendment No. 1 to the autobytel.com inc. 1999 Stock Option Plan, dated September 22, 1999 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended September 30, 1999 filed with the SEC on November 12, 1999.

10.10		Form of Autobytel Dealer Agreement, including Pre-Owned Cyberstore program is incorporated herein by reference to Exhibit 10.15 of the 2001 10-K .

10.11	†	Interactive Marketing Agreement dated June 30, 1999 between Autoweb.com and America Online, Inc. is incorporated herein by reference to Exhibit 10.16 of the 2001 10-K

10.12	†	Amendment No.1 to Interactive Marketing Agreement dated April 7, 2000 between Autoweb and America Online, Inc. is incorporated herein by reference to Exhibit 10.17 of the 2001 10-K

10.13		Separation Agreement dated as of December 14, 2001 between Autobytel and Mark Lorimer is incorporated herein by reference to Exhibit 10.18 of the 2001 10-K.

10.14		Separation Agreement dated as of January 17, 2002 between Autobytel and Dennis Benner is incorporated herein by reference to Exhibit 10.19 of the 2001 10-K.

10.15		Form of Autoweb General Dealer Agreement is incorporated herein by reference to Exhibit 10.20 of the 2001 10-K.

10.16		1996 Stock Option Plan and related agreements are incorporated herein by reference to Exhibit 10.5 of the S-1 Amendment.

10.17		1996 Stock Incentive Plan and related agreements are incorporated herein by reference to Exhibit 10.6 of the S-1 Amendment.

Number	Description	Sequentially Numbered Page

10.18	Form of Autobytel Gold Term Services Agreement is incorporated herein by reference to Exhibit 10.35 of the form 10-K for the Year Ended December 31, 1999 filed with the SEC on March 23, 2000.

10.19	Form of CarSmart Internet Marketing Agreement is incorporated herein by reference to Exhibit 10.26 of the 2001 10-K.

10.20	autobytel.com inc. Retirement Savings Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-33038) with the SEC on June 15, 2000.

10.21	autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-39396) with the SEC on June 15, 2000.

10.22

Employment Agreement dated as of April 18, 2001 between Autobytel and Hoshi Printer incorporated herein by reference to Exhibit 10.9 of Amendment No. 1 to the S-4 Registration Statement filed with the SEC on July 17, 2001

10.23	Employment Agreement dated August 30, 1999 between Autobytel and Amit Kothari is incorporated herein by reference to Exhibit 10.37 of the 2000 10-K.

10.24

autobytel.com inc. 2001 Restricted Stock Plan is incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-8 (File No. 333-67692) with the SEC on August 16, 2001 (the “August 2001 S-8”)

10.25	Amendment No. 1 to Employment Agreement dated as of January 30, 2002 between Autobytel and Amit Kothari is incorporated herein by reference to Exhibit 10.37 of the 2001 10-K.

10.26	Autoweb 1997 Stock Option Plan is incorporated herein by reference to Exhibit 4.4 of the August 2001 S-8.

10.27	Autoweb 1999 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 4.5 of the August 2001 S-8.

10.28	Autoweb 1999 Directors Stock Option Plan is incorporated herein by reference to Exhibit 4.6 of the August 2001 S-8.

10.29

Amendment No. 1 to the Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(2) of Schedule TO filed with the SEC on December 14, 2001 (the “Schedule TO”)

10.30	Amendment No. 2 to the autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(5) of the Schedule TO.

10.31	Amendment No. 2 to the autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) of the Schedule TO.

10.32	Amendment No. 1 to the autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(10) of the Schedule TO.

10.33	Amendment No. 1 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(12) of the Schedule TO.

10.34	Amendment No. 2 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 10.46 of the 2001 10-K.

10.35	Form of Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(13) of the Schedule TO.

Number		Description	Sequentially Numbered Page

10.36		Form of Stock Option Agreement pursuant to autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(14) of the Schedule TO.

10.37		Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(15) of the Schedule TO.

10.38		Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(16) of the Schedule TO.

10.39		Form of Stock Option Agreement pursuant to autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(17) of the Schedule TO.

10.40		Form of Performance Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(18) of the Schedule TO.

10.41		Form of Non-employee Directors Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(19) of the Schedule TO.

10.42		Employment Agreement dated as of December 17, 2001 between Autobytel and Jeffrey Schwartz is incorporated herein by reference to Exhibit 10.54 of the 2001 10-K.

10.43		Employment Agreement dated as of September 13, 2001 between Autobytel and John Honiotes is incorporated herein by reference to Exhibit 10.55 of the 2001 10-K.

10.44	†	Amendment Number 2 to Interactive Marketing Agreement, dated as of April 1, 2001 between Autoweb and America Online, Inc. is incorporated herein by reference to Exhibit 10.56 of the 2001 10-K

10.45

Second Amended and Restated Operating Agreement, dated as of March 28, 2002, among Autobytel.Europe LLC, Autobytel and Pon Holdings B.V. is incorporated herein by reference to Exhibit 10.1 of the March 2002 10-Q

10.46

Amendment to Second Amended and Restated Operating Agreement, dated as of April 24, 2002, among Autobytel.Europe LLC, Autobytel and Pon Holdings B.V. is incorporated herein by reference to Exhibit 10.2 of the March 2002 10-Q

10.47

Amended and Restated License Agreement, dated as of March 28, 2002, among Autobytel.Europe LLC, Autobytel.Europe Holdings B.V. and Autobytel is incorporated herein by reference to Exhibit 10.3 of the March 2002 10-Q

10.48		Consulting Services Agreement, dated March 1, 2002, between Autobytel and Jeffrey Coats is incorporated herein by reference to Exhibit 10.4 of the March 2002 10-Q

10.49		Letter Agreement, dated March 19, 2002, between Autobytel and Robert Grimes is incorporated herein by reference to Exhibit 10.5 of the March 2002 10-Q

10.50	†

Amendment Number 3 to Interactive Marketing Agreement between Autoweb and American Online, Inc., dated as of March 1, 2002, is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended June 30, 2002 filed with the SEC on August 14, 2002

10.51	†

Amendment Number 4 to Interactive Marketing Agreement between Autoweb and American Online, Inc., dated as of July 1, 2002, is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended September 30, 2002 filed with the SEC on November 12, 2002

10.52	*	Letter Agreement, dated October 1, 2002, between Andrew Donchak and Autobytel

10.53	*	First Amendment, dated as of October 1, 2002, between Hoshi Printer and Autobytel

Number		Description	Sequentially Numbered Page

10.54	*	Letter Agreement, dated as of October 1, 2002, between Stephen Ammons and Autobytel

10.55	*	Letter Agreement, dated January 21, 2003, between Richard Walker and Autobytel

10.56	*	Amendment No. 1 to Employment Agreement, dated as of January 2, 2003, between Jeffrey Schwartz and Autobytel

10.57	*	Form of Dealer Agreement

10.58	*	Letter agreement, dated March 10, 2003, between Autobytel and Robert Grimes

16		Letter of Arthur Andersen LLP, dated May 22, 2002, is incorporated herein by reference to Exhibit 16 of Form 8-K filed with the SEC on May 22, 2002

21.1	*	Subsidiaries of Autobytel.

23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

23.2	*	Consent of Manheim Auctions.

24.1	*	Power of Attorney (reference is made to the signature page)

99.1	*	Chief Executive Officer Certification of Periodic Report, dated March 26, 2003.

99.2	*	Chief Financial Officer Certification of Periodic Report, dated March 26, 2003

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.

*	Filed herewith.