Form 10-K/A
period 2002-12-31
AUTOBYTEL  INC
filed 2003-03-28
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The undersigned registrant hereby amends its Annual Report of Form 10-K for the fiscal year ended December 31, 2002 by filing a revised Consent of Independent Accountants as Exhibit 23.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2003.

AUTOBYTEL INC.

By:	/s/ JEFFREY A. SCHWARTZ
Jeffrey A. Schwartz Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL FUCHS* Michael Fuchs	Chairman of the Board and Director	March 28, 2003

/s/ JEFFREY A. SCHWARTZ Jeffrey A. Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2003

/s/ HOSHI PRINTER* Hoshi Printer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ AMIT KOTHARI* Amit Kothari	Vice President and Controller (Principal Accounting Officer)	March 28, 2003

/s/ JEFFREY H. COATS* Jeffrey H. Coats	Director	March 28, 2003

/s/ ROBERT S. GRIMES* Robert S. Grimes	Director	March 28, 2003

/s/ MARK N. KAPLAN* Mark N. Kaplan	Director	March 28, 2003

Signature	Title	Date

/s/ LAWRENCE W. LEPARD* Lawrence W. Lepard	Director	March 28, 2003

/s/ KENNETH J. ORTON* Kenneth J. Orton	Director	March 28, 2003

/s/ RICHARD A. POST* Richard A. Post	Director	March 28, 2003

/s/ MARK R. ROSS* Mark R. Ross	Director	March 28, 2003

*	Jeffrey A. Schwartz, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors pursuant to powers of attorney duly executed by each such person.

By:	/s/ JEFFREY A. SCHWARTZ
Jeffrey A. Schwartz Attorney-in-Fact

CERTIFICATIONS

I, Jeffrey A. Schwartz, President and Chief Executive Officer of Autobytel Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Autobytel Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date:  March 28, 2003

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

Date:  March 28, 2003

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

10.52		Letter Agreement, dated October 1, 2002, between Andrew Donchak and Autobytel

10.53		First Amendment, dated as of October 1, 2002, between Hoshi Printer and Autobytel

Number		Description	Sequentially Numbered Page

10.54		Letter Agreement, dated as of October 1, 2002, between Stephen Ammons and Autobytel

10.55		Letter Agreement, dated January 21, 2003, between Richard Walker and Autobytel

10.56		Amendment No. 1 to Employment Agreement, dated as of January 2, 2003, between Jeffrey Schwartz and Autobytel

10.57		Form of Dealer Agreement

10.58		Letter agreement, dated March 10, 2003, between Autobytel and Robert Grimes

16		Letter of Arthur Andersen LLP, dated May 22, 2002, is incorporated herein by reference to Exhibit 16 of Form 8-K filed with the SEC on May 22, 2002

21.1		Subsidiaries of Autobytel.

23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

23.2		Consent of Manheim Auctions.

24.1		Power of Attorney (reference is made to the signature page)

99.1		Chief Executive Officer Certification of Periodic Report, dated March 26, 2003.

99.2		Chief Financial Officer Certification of Periodic Report, dated March 26, 2003

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.

*	Filed herewith.