Form 10-Q
period 2003-03-31
AUTOBYTEL  INC
filed 2003-05-15
CIK 1023364

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          As of April 30, 2003, there were 31,269,519 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,828	$27,571
Accounts receivable, net of allowance for doubtful accounts and customer credits of $4,487 and $4,214, respectively	6,953	6,757
Prepaid expenses and other current assets	2,402	3,495

Total current assets	38,183	37,823
Property and equipment, net	1,781	2,088
Capitalized software, net	1,835	2,105
Investment in unconsolidated subsidiary	4,798	4,745
Goodwill	8,367	8,367
Other assets	85	96

Total assets	$55,049	$55,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,904	$3,529
Accrued expenses	3,541	5,018
Deferred revenues	3,528	3,575
Customer deposits	69	76
Accrued restructuring - current	187	223
Other current liabilities	144	126

Total current liabilities	11,373	12,547
Accrued restructuring—non-current	223	255

Total liabilities	11,596	12,802

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 31,267,612 and 31,195,681shares issued and outstanding, respectively	31	31
Additional paid-in capital	203,759	203,623
Accumulated other comprehensive loss	(13)	(40)
Accumulated deficit	(160,324)	(161,192)

Total stockholders’ equity	43,453	42,422

Total liabilities and stockholders’ equity	$55,049	$55,224

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues:
Program fees	$13,118	$15,412
Enterprise sales	3,355	1,984
Advertising	2,839	1,757
Other products and services	941	1,580

Total revenues	20,253	20,733

Operating expenses:
Sales and marketing	12,858	12,260
Product and technology development	3,862	5,753
General and administrative	2,785	3,057
Autobytel.Europe restructuring and impairment charges	—	15,015

Total operating expenses	19,505	36,085

Income (loss) from operations	748	(15,352)
Loss on recapitalization of Autobytel.Europe	—	(4,168)
Interest income	69	391
Foreign currency exchange gain	—	1
Income (loss) in equity investees	53	(200)

Income (loss) before minority interest and income taxes	870	(19,328)
Minority interest	—	866

Income (loss) before income taxes	870	(18,462)
Provision for income taxes	2	5

Net income (loss)	$868	$(18,467)

Net income (loss) per share:
Basic	$0.03	$(0.59)

Diluted	$0.03	$(0.59)

Shares used in computing net income (loss) per share:
Basic	31,234,243	31,069,171

Diluted	32,167,910	31,069,171

Comprehensive income (loss):
Net income (loss)	$868	$(18,467)
Translation adjustment	27	—

Comprehensive income (loss)	$895	$(18,467)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$868	$(18,467)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	608	901
Provision for bad debt	242	746
Loss on disposal of property and equipment	—	1
Amortization of deferred stock-based compensation	—	20
Autobytel.Europe restructuring and impairment	—	15,015
Loss on recapitalization of Autobytel.Europe	—	4,168
Income in equity investee	(53)	—
Minority interest	—	(866)
Changes in assets and liabilities:
Accounts receivable	(438)	(1,126)
Prepaid expenses and other current assets	1,093	1,108
Other assets	11	—
Accounts payable	375	(2,539)
Accrued expenses	(1,441)	(3,560)
Accrued restructuring—current	(36)	(31)
Deferred revenues	(47)	(74)
Customer deposits	(7)	(10)
Other current liabilities	(18)	58
Accrued restructuring and other liabilities—non current	(32)	—

Net cash provided by (used in) operating activities	1,125	(4,656)

Cash flows from investing activities:
Deconsolidation of Autobytel.Europe	—	(28,163)
Decrease in restricted cash	28	—
Purchases of property and equipment	(31)	(426)
Capitalized software costs	—	(903)

Net cash used in investing activities	(3)	(29,492)

Cash flows from financing activities:
Net proceeds from sale of common stock	136	160

Net cash provided by financing activities	136	160

Effect of exchange rates on cash	27	(517)

Net increase (decrease) in cash and cash equivalents	1,285	(34,505)
Cash and cash equivalents, beginning of period	27,543	61,837

Cash and cash equivalents, end of period	$28,828	$27,332

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$2	$5

Cash paid during the period for interest	$—	$—

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

          Since its inception in January 1995, Autobytel has experienced annual operating losses and has an accumulated deficit of $160,324 as of March 31, 2003. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could have a material adverse effect on Autobytel’s ability to achieve its intended business objectives.

2.    Summary of Significant Accounting Policies

     Unaudited Interim Financial Statements

          The accompanying interim consolidated financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

          Although Autobytel believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2002 included in Autobytel’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2003.

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

     Cash and Cash Equivalents

          For purposes of the consolidated balance sheets and the consolidated statements of cash flows, Autobytel considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2002, $28 was held by financial institutions as collateral for business credit cards.

     Computation of Basic and Diluted Net Income (Loss) per share

          Net income (loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted. Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period and potential common stock shares from the conversion of stock options which represent common stock equivalents. Common stock equivalents are excluded from the computation if their effect is antidilutive.

          For the three months ended March 31, 2003 and 2002, there were 933,667 and 748,471 common stock equivalents, respectively.  Common stock equivalents were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2002 as they were antidilutive.

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

          For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options.  Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net loss and net loss per share for the three months ended March 31, 2003 and 2002 would approximate the pro forma amounts below:

	Three Months Ended March 31,

	2003	2002

Net income (loss), as reported	$868	$(18,467)
Stock based compensation, net of tax	(1,237)	(602)

Net income (loss), pro forma	$(369)	$(19,069)

Net income (loss) per share, basic and diluted, as reported	$0.03	$(0.59)
Net income (loss) per share, basic and diluted, pro forma	$(0.01)	$(0.61)

          The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

          In the three months ended March 31, 2003, Autobytel granted 1,139,000 stock options to employees and directors.  Stock compensation expense related to these options was $114 on a pro forma basis in the three months ended March 31, 2003.

          As of March 31, 2003, Autobytel had a total of 6,239,637 stock options outstanding, of which 4,425,736 stock options had exercise prices below the fair market value per share of Autobytel’s common stock on that date.

     New Accounting Pronouncements

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

          In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. Autobytel adopted the disclosure requirements on December 31, 2002 and the recognition and measurement provisions on January 1, 2003.  The adoption of FIN 45 did not have a material effect on Autobytel’s financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosure about the method of accounting and the effect of the method used on reported results in both annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. Autobytel adopted SFAS No. 148 on January 1, 2003 and has elected to continue to account for its stock-based compensation in accordance with the provisions of APB No. 25.

          In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Autobytel does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

3.    Autobytel.Europe LLC

          Autobytel.Europe’s results of operations were consolidated in Autobytel’s results of operations through March 28, 2002. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced Autobytel’s ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in Autobytel’s ownership interest, Autobytel no longer consolidates Autobytel.Europe in its financial statements but accounts for its remaining investment in Autobytel.Europe under the equity method. As of March 31, 2003, Autobytel had an investment in Autobytel.Europe with a balance of $4,798.

4.    Commitments and Contingencies

     Litigation

          On October 10, 2002, Morrison & Foerster LLP, a law firm that represented Autobytel, A.I.N., Inc. and Michael Gorun, former President of A.I.N., at various points in litigation which was settled in 2002, filed an action entitled Morison & Foerster LLP v. Autobytel.com Inc. et al. in the Santa Clara Superior Court against Autobytel, A.I.N. and Mr. Gorun asserting claims for damages for breach of contract for failure to pay legal fees and expenses plus interest accrued thereon in the aggregate amount of approximately $660. Autobytel and A.I.N. dispute these allegations and intend to vigorously defend against the action. In addition, Autobytel and A.I.N. believe that they have meritorious claims against Morrison & Forester LLP.

          No charges for loss contingencies associated with the above legal matter were recorded in the three months ended March 31, 2003 or 2002. As of March 31, 2003, Autobytel maintained an estimated reserve for loss contingencies which was recorded in December 2002.

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

          On February 28, 2003, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida. Autoweb, the former Chief Executive Officer and the former Chief Financial Officer of Autoweb, and CSFB, the co-lead underwriter of Autoweb’s initial public offering, are named as defendants in that action. The complaint alleges claims against Autoweb and such former officers for violations of the Securities Act of 1933, Securities Exchange Act of 1934, and Florida’s Blue Sky laws and also alleges claims based on common law theories of fraud, negligent misrepresentation and respondeat superior. The complaint makes similar allegations against approximately 50 other companies for which CSFB was the lead or a co-lead underwriter. The complaint alleges that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of Autoweb’s initial public offering price, its financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate Autoweb’s stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. No date has been set for a response to this complaint. Autoweb intends to vigorously defend the action.

          Autobytel has reviewed the above class action matters in accordance with SFAS No. 5, “Accounting for Contingencies,” and has determined that a reserve for loss contingencies is not required at this time.

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

5.    Accrued Liability for Restructuring and Other Charges

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

          As of March 31, 2003, the remaining accrued liabilities related to the 2001 restructuring and other charges were $27 and consisted primarily of leased facility maintenance costs. Autobytel expects the remaining charges to be paid in 2003.  The remaining accrued liabilities related to the 2001 charges as of March 31, 2003 were as follows:

Domestic Restructuring and Other Charges

Total charges	$4,514
Non-cash charges	(739)
Cash payments	(3,665)

December 31, 2001, accrued liability balance	110
Cash payments	(76)

December 31, 2002, accrued liability balance	34
Cash payments	(7)

March 31, 2003, accrued liability balance	$27

          As of March 31, 2003, the remaining accrued liabilities related to the 2002 restructuring charges were $383.  Autobytel expects the remaining charges to be paid by 2005. The remaining accrued liabilities related to the 2002 charges as of March 31, 2003 were as follows:

	Domestic Restructuring Charges

	Rent	Compensation	Total

Total charges	$552	$217	$769
Cash payments	(108)	(217)	(325)

December 31, 2002, accrued liability balance	444	—	444
Cash payments	(61)	—	(61)

March 31, 2003, accrued liability balance	$383	$—	$383

6.    Business Segment

          Autobytel conducts its business within one business segment, which is defined as providing automotive marketing services primarily through the Internet.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” below in this Quarterly Report on Form 10-Q.

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

          In the first quarter of 2003, we generated $1.3 million in cash primarily due to reduced expenses and continued focus on aggressive collection efforts. Although there is no assurance, we expect to generate cash from operations in 2003.

          Program fees consist of fees paid by program dealers who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Autobytel.com program dealers using our services pay ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Autoweb.com and CarSmart.com program dealers using our services pay ongoing monthly subscription fees or transaction fees based on the number of qualified purchase requests provided to them each month. Beginning in the second quarter of 2002, program fees also include fees for our dealer call center and dealer training. We expect to be primarily dependent on our program dealers for revenues in the foreseeable future.

          Our program dealer contract terms generally range from 90 days to one year and are terminable on 30 days’ notice by either party. In the first quarter of 2003 we began an effort to sign new dealers to contracts with an initial term in excess of 30 days that are terminable on 30 days’ notice by us and automatically renew unless either party elects not to renew. The majority of our program fees consist of monthly fees which are recognized in the period service is provided. For the three months ended March 31, 2003 and 2002, program fees were $13.1 million and $15.4 million, or 65% and 74% of total revenues, respectively. Average monthly program fees per dealer were $828 and $787 in the three months ended March 31, 2003 and 2002, respectively.

          Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and fees from manufacturers and other users for automotive marketing data and technology provided by AIC. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include manufacturers such as General Motors and Ford. We intend to strengthen the size and quality of our relationships with major dealer groups, automotive manufacturers and other users of automotive marketing data and technology. Revenues from enterprise sales were $3.4 million and $2.0 million, or 17% and 10% of total revenues, in the three months ended March 31, 2003 and 2002, respectively.

          Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively on any of our four Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. In particular, our Dynamic Content Placement (DCP) product allows manufacturers to automatically present specific comparative information relevant to the vehicle that is being researched to car shoppers using our Web sites. Supported by data and technology provided by AIC, DCP targets consumers deep into the research and decision-making process as they compare various vehicles online. In addition, our customizable advertising product, the Featured Model Showcase, offers manufacturers the opportunity to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Features can include purchase request functionality, image galleries, brochure requests and video. With the investment in our advertising sales organization and further selling of our advertising inventory, we anticipate that our advertising business in 2003 will increase compared to 2002. Revenues from advertising were $2.8 million and $1.8 million in the three months ended March 31, 2003 and 2002, or 14% and 8% of total revenues, respectively.

          Revenues from other products and services include fees from our customer loyalty and retention marketing program for dealerships and manufacturers called RPM, international licensing agreements and other existing products and services. We expect to increase the number of dealers subscribing to our RPM program. However, we expect to continue to redirect resources previously used to support international licensing agreements and other existing products and services towards the development of RPM and other new products. In the three months ended March 31, 2003 and 2002, revenues from other products and services were $0.9 million and $1.6 million, or 4% and 8% of total revenues, respectively.

          To enhance the quality of purchase requests, each purchase request is passed through our Quality Verification System (QVS)SM which uses filters and validation processes to identify consumers with strong purchase intent before delivering the purchase request to our program and enterprise dealers. As a result of the implementation of QVS, purchase request quality has increased. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We anticipate that improved purchase request quality will help us increase closing ratios and further reduce customer credits, reduce dealer turnover and increase revenues in the future.

          We delivered approximately 0.8 million and 1.0 million purchase requests through our online systems to program and enterprise dealers in the three months ended March 31, 2003 and 2002, respectively. Of these, approximately 0.6 million and 0.9 million were delivered to program dealers and approximately 0.2 million and 0.1 million were delivered to enterprise dealers in the three months ended March 31, 2003 and 2002, respectively. Purchase requests delivered to program dealers in the three months ended March 31, 2003, decreased 0.3 million, or 36%, compared to the three months ended March 31, 2002. The decrease was primarily a result of QVS as we rejected purchase requests that did not meet our qualification standards and a decline in our number of program dealer relationships due, in part, to our efforts to retain dealers that provide a reasonable profit to us. Our revenue per purchase request from program dealers was $21.23 and $16.19 in the three months ended March 31, 2003 and 2002, respectively. We expect to continue to deliver approximately 0.6 million and 0.2 million purchase requests to program dealers and enterprise dealers, respectively, in each of the remaining quarters of 2003.

          Our dealer relationships as of March 31, 2003 and December 31, 2002 were as follows:

	Number of Dealer relationships as of

	March 31, 2003	December 31, 2002

Autobytel.com	2,972	3,042
Autoweb.com	1,689	1,699
CarSmart.com	419	473
Suspended dealer relationships (a)	117	148

Total program dealer relationships	5,197	5,362
Enterprise dealer relationships (b)	14,716	14,733
RPM dealer relationships	217	146

Total dealer relationships	20,130	20,241

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

          Program dealer relationships consist of subscriptions to our new car marketing programs and our Used Vehicle CyberStore program. A decline of 165 program dealer relationships from December 31, 2002 to March 31, 2003 was primarily a result of the termination of 577 program dealer relationships by the dealers or by us offset by the addition of 412 program dealer relationships. As of March 31, 2003, we had 117 suspended dealer relationships. Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests has been suspended until past due amounts on account are resolved. We do not recognize revenue from dealers for periods that they are under suspension. As of March 31, 2003, 592 program dealers had a relationship with more than one of our branded Web sites.

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

          Our relationship with dealers may terminate for various reasons including:

•	termination by the dealer due to issues with purchase request volume, purchase request quality, fee increases or lack of dedicated personnel to manage the program effectively,

•	termination by us due to the dealer providing poor customer service to consumers or for nonpayment of fees by the dealer,

•	termination by us of dealers that cannot provide us with a reasonable profit,

•	extinction of the manufacturer brand, or

•	selling or termination of the dealer franchise.

          We cannot assure that we will be able to reduce our dealer turnover. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

          As of March 31, 2003 and December 31, 2002, we had 217 and 146 dealers, respectively, using RPM.

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

          Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $7.4 million and $7.9 million in the three months ended March 31, 2003 and 2002, respectively. Also included in sales and marketing expenses are the costs associated with traditional media, such as television, radio and print advertising and with signing up new dealers and their ongoing training and support. Sales and marketing costs are recorded as an expense in the period the service is provided. We expect sales and marketing expenses as a percentage of revenue to slightly increase in 2003 compared to 2002.

Results of Operations

          The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended March 31,

	2003	2002

Revenues
Program fees	65%	74%
Enterprise sales	17	10
Advertising	14	8
Other products and services	4	8

Total revenues	100	100

Operating expenses:
Sales and marketing	63	59
Product and technology development	19	28
General and administrative	14	15
Autobytel.Europe restructuring, impairment and other international charges	—	72

Total operating expenses	96	174

Income (loss) from operations	4	(74)
Loss on recapitalization of Autobytel.Europe	—	(20)
Interest income	—	2
Foreign currency exchange gain	—	—
Income (loss) in equity investees	—	(1)

Income (loss) before minority interest and income taxes	4	(93)
Minority interest	—	4

Income (loss) before income taxes	4	(89)
Provision for income taxes	—	—

Net income (loss)	4%	(89)%

Three Months Ended March 31, 2003 Compared to 2002

          Revenues.    Our revenues decreased by $0.4 million, or 2%, to $20.3 million in the first quarter of 2003 compared to $20.7 million in 2002.

          Program Fees.    Program fees consist of fees paid by program dealers who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. These fees are comprised of monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Autobytel.com program dealers using our services pay ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Autoweb.com and CarSmart.com program dealers using our services pay ongoing monthly subscription fees or transaction fees based on the number of qualified purchase requests provided to them each month. Beginning in the second quarter of 2002, program fees also include fees for our dealer call center and dealer training. Program fees decreased by $2.3 million, or 15%, to $13.1 million in the first quarter of 2003 compared to $15.4 million in 2002. The decrease was primarily due to a decline in the number of paying dealers and the quantity of purchase requests delivered to our dealers partially offset by an increase in average monthly program fees per dealer and revenue per purchase request. Average monthly program fees per dealer were $828 and $787 and revenue per purchase request was $21.23 and $16.19 in the first quarter of 2003 and 2002, respectively. We intend to continue our efforts to send dealers only qualified purchase requests, improve dealer support and increase our fees per purchase request. However, we expect our program fee revenues to slightly decline in 2003 compared to 2002 as we work to reduce our dealer turnover.

          Enterprise Sales.    Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and fees from manufacturers and other users for automotive marketing data and technology provided by AIC. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include General Motors and Ford. Enterprise sales increased by $1.4 million, or 69%, to $3.4 million in the first quarter of 2003 compared to $2.0 million in 2002. The increase was primarily due to selling more purchase requests to existing customers, improving the quality of our purchase requests and adding new enterprise customers. We may add new enterprise customers and, therefore, revenues from enterprise sales may increase in 2003 compared to 2002.

          Advertising.    Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Advertising revenue increased by $1.0 million, or 62%, to $2.8 million in the first quarter of 2003 compared to $1.8 million in 2002.  The increase was primarily due to an increase in the pricing of our advertising, higher spending by automotive manufacturers, adding additional automotive manufacturers as customers and more effectively selling our advertising inventory. With the investment in our advertising sales organization, further selling of our available advertising inventory, an increase in internet advertising pricing and the introduction of our Dynamic Content Placement and Featured Model Showcase products, we expect our advertising revenues to increase in 2003 compared to 2002.

          Other Products and Services.    Revenues from other products and services include fees from RPM, international licensing agreements and other existing products and services. Revenues from other products and services decreased by $0.7 million, or 40%, to $0.9 million in the first quarter of 2003 compared to $1.6 million in 2002. A decrease of  $1.3 million in revenues from international licensing agreements and other existing products and services, such as database marketing, financing and classified listings was partially offset by fees from RPM of $0.6 million.  RPM was launched in the second quarter of 2002. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers such as RPM and plan to redirect resources from other existing products and services towards these efforts. We expect increases in revenues from RPM in 2003 compared to 2002.

          Sales and Marketing.    Sales and marketing expense primarily includes advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with dealer sales, RPM sales, web site advertising sales, and dealer training and support. Sales and marketing expense increased by $0.6 million, or 5%, to $12.9 million in the first quarter of 2003 compared to $12.3 million in 2002. This represents 63% and 59% as a percent of total revenue for the first quarter of 2003 and 2002, respectively. The increase was primarily due to a $0.8 million increase in sales personnel and compensation costs, $0.3 million in other marketing and advertising expenses partially offset by a  decrease in online advertising of $0.5 million. We expect our sales and marketing expenses as a percentage of revenues to slightly increase in 2003 compared to 2002.

          Product and Technology Development.    Product and technology development expense primarily includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites, our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, costs related to data and technology development at AIC and amortization of software development costs. Product and technology development expense decreased by $1.9 million, or 33%, to $3.9 million in the first quarter of 2003 compared to $5.8 million in 2002. This represents 19% and 28% of total revenue for the first quarter of 2003 and 2002, respectively. The decrease was primarily due to a $1.0 million decrease in personnel and related costs, a $0.2 million decrease in amortization of software development costs related to international software and a $0.7 million decrease in other product and technology development expenses. In the first quarter of 2003, we did not incur software development costs.  In the first quarter of 2002, we capitalized $0.9 million of software development costs related to the enhancements of RPM. We expect our product and technology development expenses as a percentage of revenues to decrease in 2003 compared to 2002.

          General and Administrative.    General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense decreased by $0.3 million, or 9%, to $2.8 million in the first quarter of 2003 compared to $3.1 million in 2002. This represents 14% and 15% of total revenue for the first quarter of 2003 and 2002, respectively. The decrease was primarily due to a $0.2 million decrease in legal expenses due to resolution of certain litigation matters and a $0.1 million decrease in other general corporate expenses. We expect our general and administrative expenses as a percentage of revenues to slightly increase in 2003 compared to 2002 due to higher insurance costs and fees associated with regulatory requirements for public companies.

          Autobytel.Europe Restructuring and Impairment Charges.    In the first quarter of 2002, we recorded non-cash charges of $4.0 million for terminated Autobytel.Europe contracts and $11.0 million for the impairment of our investment in Autobytel.Europe.

          Loss on Recapitalization of Autobytel.Europe.    In the first quarter of 2002, we recorded a non-cash charge of $4.2 million related to the partial disposition of our investment in Autobytel.Europe.

          Interest Income.    In the first quarter of 2003, interest income decreased by $0.3 million, or 82%, to $0.1 million compared to $0.4 million in 2002 due to lower average cash balances and declining interest rates.

          Income (Loss) in Equity Investees.    Income (loss) in equity investees represents our share of income or loss in our Autobytel.Europe and Australian venture. In the first quarter of 2003, we recognized $0.1 million of income related to Autobytel.Europe. In the first quarter of 2002, the loss recognized for Autobytel Australia was $0.2 million. Autobytel Australia ceased operations in August 2002.

          Minority Interest.    Minority interest represents the portion of Autobytel.Europe’s net loss allocable to other Autobytel.Europe shareholders. A portion of the loss generated by Autobytel.Europe, our majority-owned subsidiary through March 28, 2002, was allocated to its other shareholders resulting in a gain of $0.9 million in the first quarter of 2002. As of March 29, 2002, Autobytel.Europe is no longer a majority-owned subsidiary as we reduced our ownership to 49%.

          Income Taxes.    No provision for federal income taxes has been recorded as we generated taxable losses through December 31, 2002 and we expect nominal taxable income for the year ending December 31, 2003. As of December 31, 2002, we had approximately $127.7 million of federal and $77.4 million of state net operating loss carryforwards available to offset future taxable income. Of the $127.7 million of federal and $77.4 million of state net operating loss carryforwards, $16.6 million and $16.6 million, respectively, relate to Autoweb activities prior to the acquisition. These net operating loss carryforwards expire in various years through 2022. Also, Autobytel has federal and state research tax credit carryforwards of $0.2 million and $0.2 million, respectively. Utilization of the net operating losses are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Additionally, the state of California has suspended the deduction for net operating loss carryovers for the tax years 2002 and 2003.

Stock Options Granted in 2003

          From January 1, 2003 through March 31, 2003, we granted stock options to purchase 1,139,000 shares of common stock under our 1999 Employee and Acquisition Related Stock Option Plan and 2000 Stock Option Plan. The stock options were granted at fair market value on the date of grant. As of March 31, 2003, we had 6,239,637 outstanding stock options.

Employees

          As of April 30, 2003, we had a total of 254 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

          In the first quarter of 2003, we generated $1.3 million in cash compared to cash usage of $6.3 million, before the deconsolidation of $28.2 million of cash of Autobytel.Europe, in the first quarter of 2002. We had $28.8 million in cash and cash equivalents as of March 31, 2003.

          Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2003 compared to net cash used of $4.7 million in the same period of 2002. Net cash provided for the three months ended March 31, 2003 primarily resulted from the net income for the period before non-cash charges and a decrease in prepaid expenses and other current assets partially offset by a decrease in accrued expenses. A $1.1 million decrease in prepaid expenses and other current assets was primarily due to the amortization of a fixed marketing agreement and the settlement of escrow funds in the first quarter of 2003. A $1.4 million decrease in accrued expenses was primarily due to the payout of accrued compensation costs in the first quarter of 2003.

          Net cash used in operating activities for the three months ended March 31, 2002 resulted primarily from the net loss for the period before non-cash charges, including recapitalization, restructuring and impairment of Autobytel.Europe, an increase in accounts receivable and decreases in accounts payable and accrued expenses partially offset by a decrease in prepaid expenses and other current assets.

          Net cash used in investing activities was nominal for the three months ended March 31, 2003. Net cash used in investing activities was $29.5 million for the three months ended March 31, 2002. Cash used in investing for the first quarter of 2002 was primarily due to the deconsolidation of Autobytel.Europe, expenditures for capitalized software related to our new customer relationship management software, RPM, and the purchase of computer hardware and software.

          Net cash provided by financing activities was $0.1 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively. Cash provided by financing activities in 2003 and 2002 was due to proceeds received from the sale of common stock through stock option exercises and our employee stock purchase plan.

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

          As of March 31, 2003, our contractual commitments were as follows:

	Nine Months Ending December 31,	Years Ending December 31,

	2003	2004	2005	Total

Operating leases	$903	$980	$120	$2,003
Online advertising	1,716	14	—	1,730
Hosting and communication	284	336	73	693
Data licensing	500	68	61	629

Total	$3,403	$1,398	$254	$5,055

          With respect to periods beyond the first quarter of 2004, we may be required to raise additional capital to meet our long term operating requirements. Since inception, we have experienced annual operating losses and have an accumulated deficit of $160.3 million as of March 31, 2003. Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. We expect to be able to fund our operations from internally generated funds for at least the next 12 months. However, we cannot assure that we will be able to fund our operations from internally generated funds during such period or thereafter.

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

Recent Accounting Pronouncements

          In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003. The adoption did not have a material effect on our financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The adoption did not have a material effect on our financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure requirements on December 31, 2002 and the recognition and measurement provisions on January 1, 2003. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

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

Risk Factors

          In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

We have a history of net losses and cannot assure that we will be profitable. If we are unable to sustain our recent profitability and we  lose money, our operations will not be financially viable.

          Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

          We have incurred losses every quarter through the third quarter of 2002. Having achieved profitability in the fourth quarter of 2002, we might fail to sustain or increase that profitability in the future. We cannot assure that we will be profitable. Autobytel had an accumulated deficit of $160.3 million as of March 31, 2003 and $161.2 million as of December 31, 2002.

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

          Generally, our dealer agreements have a stated term ranging from 90 days to one year, but the dealer agreements are cancelable by the dealer upon 30 days notice. In the first quarter of 2003 we began an effort to sign new dealers to contracts with an initial term in excess of 30 days that are terminable on 30 days’ notice by us and automatically renew unless either party elects not to renew. Participating dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. We cannot assure that dealers will not terminate their agreements with us. Our business is dependent upon our ability to attract and retain qualified new and used vehicle dealers, major dealer groups and automotive manufacturers. During the first quarter of 2003, we added 412 program dealer relationships to our dealer networks and 577 program dealer relationships were terminated by dealers or us. In the first quarter of 2003, our enterprise dealer relationships declined by 17.  As of March 31, 2003, we had 19,913 dealer referral relationships, including approximately 11,500 dealer referral relationships which are part of a program with a major manufacturer. As of March 31, 2003, 592 program dealers had a relationship with more than one of our branded Web sites. Also, we had 117 suspended dealer relationships as of March 31, 2003. In order for us to grow or maintain our dealer networks, we need to reduce our dealer attrition. We cannot assure that we will be able to reduce the level of dealer attrition, and our failure to do so would materially and adversely affect our business, results of operations and financial condition.

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

          We compete with other entities which maintain similar commercial Web sites including AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com and AutoTrader.com. AutoNation, a large consolidator of dealers, has a Web site for marketing vehicles. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. Our recently announced customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, Automatic Data Processing, TVI Inc., Minacs, Online Administrators and Teletech. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours.

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

          Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Recently, a third-party asserted that we infringe certain of its patents. We initiated legal action to declare that no such infringement exists. There can be no assurance that our services do not infringe on the intellectual property rights of third parties.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

          On October 10, 2002, Morrison & Foerster LLP, a law firm that represented Autobytel, A.I.N., Inc. and  Michael Gorun, former President of A.I.N., at various points in litigation which was settled in 2002, filed an action entitled Morison & Foerster LLP v. Autobytel.com Inc. et al. in the Santa Clara Superior Court against Autobytel, A.I.N. and Mr. Gorun asserting claims for damages for beach of contract for failure to pay legal fees and expenses plus interest accrued thereon in the aggregate amount of approximately $660,000. Autobytel and A.I.N. dispute these allegations and intend to vigorously defend against the action. In addition, Autobytel and A.I.N. believe that they have meritorious claims against Morrison & Forester LLP.

          No charges for loss contingencies associated with the above legal matter were recorded in the three months ended March 31, 2003 or 2002. As of March 31, 2003, we maintained an estimated reserve for loss contingencies which was recorded in December 2002.

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

          On February 28, 2003, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida. Autoweb, the former Chief Executive Officer and the former Chief Financial Officer of Autoweb, and CSFB, the co-lead underwriter of Autoweb’s initial public offering, are named as defendants in that action. The complaint alleges claims against Autoweb and such former officers for violations of the Securities Act of 1933, Securities Exchange Act of 1934, and Florida’s Blue Sky laws and also alleges claims based on common law theories of fraud, negligent misrepresentation and respondeat superior. The complaint makes similar allegations against approximately 50 other companies for which CSFB was the lead or a co-lead underwriter. The complaint alleges that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of Autoweb’s initial public offering price, its financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate Autoweb’s stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. No date has been set for a response to this complaint. We intend to vigorously defend the action.

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

Item 4.    Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the first quarter of 2003.

Item 6.     Exhibits and Reports on Form 8-K

          (a) Exhibits:

99.1*	Chief Executive Officer Certification of Periodic Report, dated May 14, 2003.
99.2*	Chief Financial Officer Certification of Periodic Report, dated May 14, 2003.

*

A signed original of this written statement required by Section 906 has been provided to Autobytel and will be retained by Autobytel and furnished to the Securities and Exchange Commission or its staff upon request.

          (b) Reports on Form 8-K:

          On January 31, 2003, we filed a Form 8-K dated January 30, 2003 announcing our financial results for the quarter and year ended December 31, 2002.

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ HOSHI PRINTER

Hoshi Printer, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

99.1*	Chief Executive Officer Certification of Periodic Report, dated May 14, 2003.

99.2*	Chief Financial Officer Certification of Periodic Report, dated May 14, 2003.

*

A signed original of this written statement required by Section 906 has been provided to Autobytel and will be retained by Autobytel and furnished to the Securities and Exchange Commission or its staff upon request.