Form 10-Q
period 2003-06-30
AUTOBYTEL  INC
filed 2003-08-12
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 22239

Autobytel Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0711569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

18872 MacArthur Boulevard, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

As of July 31, 2003, there were 37,058,544 shares of the Registrant’s Common Stock outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$51,733	$27,571
Accounts receivable, net of allowance for doubtful accounts and customer credits of $4,334 and $4,214, respectively	8,251	6,757
Prepaid expenses and other current assets	1,984	3,495

Total current assets	61,968	37,823
Property and equipment, net	2,021	2,088
Capitalized software, net	1,564	2,105
Investment in unconsolidated subsidiary	4,812	4,745
Goodwill	16,839	8,367
Other assets	488	96

Total assets	$87,692	$55,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,115	$3,529
Accrued expenses	4,387	4,795
Deferred revenues	3,641	3,575
Customer deposits	—	76
Accrued restructuring—current	177	223
Capital lease obligations—current	99	—
Other current liabilities	397	349

Total current liabilities	12,816	12,547
Accrued restructuring—non-current	175	255
Capital lease obligations—non-current	50	—

Total liabilities	13,041	12,802

Commitments and contingencies (Note 6.)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 37,015,094 and 31,195,681 shares issued and outstanding, respectively	37	31
Additional paid-in capital	233,793	203,623
Accumulated other comprehensive loss	23	(40)
Accumulated deficit	(159,202)	(161,192)

Total stockholders’ equity	74,651	42,422

Total liabilities and stockholders’ equity	$87,692	$55,224

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Program fees	$13,902	$15,441	$27,020	$30,853
Enterprise sales	3,479	2,743	6,834	4,727
Advertising	3,024	1,639	5,863	3,396
Other products and services	1,316	1,008	2,257	2,588

Total revenues	21,721	20,831	41,974	41,564

Operating expenses:
Sales and marketing	13,109	13,236	25,967	25,496
Product and technology development	4,454	5,723	8,316	11,476
General and administrative	3,106	2,404	5,891	5,461
Autobytel.Europe restructuring and impairment charges	—	—	—	15,015
Domestic restructuring charges and other benefits, net	—	(58)	—	(58)

Total operating expenses	20,669	21,305	40,174	57,390

Income (loss) from operations	1,052	(474)	1,800	(15,826)
Loss on recapitalization of Autobytel.Europe	—	—	—	(4,168)
Interest income	61	113	130	504
Foreign currency exchange loss	—	(13)	—	(12)
Income (loss) in equity investees	14	(232)	67	(432)

Income (loss) before minority interest and income taxes	1,127	(606)	1,997	(19,934)
Minority interest	—	—	—	866

Income (loss) before income taxes	1,127	(606)	1,997	(19,068)
Provision for income taxes	5	1	7	6

Net income (loss)	$1,122	$(607)	$1,990	$(19,074)

Net income (loss) per share:
Basic	$0.04	$(0.02)	$0.06	$(0.61)

Diluted	$0.03	$(0.02)	$0.06	$(0.61)

Shares used in computing net income (loss) per share:
Basic	31,814,364	31,137,392	31,525,905	31,103,469

Diluted	33,950,507	31,137,392	33,138,530	31,103,469

Comprehensive income (loss):
Net income (loss)	$1,122	$(607)	$1,990	$(19,074)
Translation adjustment	36	—	63	—

Comprehensive income (loss)	$1,158	$(607)	$2,053	$(19,074)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,990	$(19,074)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	1,228	1,849
Provision for bad debt	314	721
Loss on disposal of property and equipment	—	(11)
Stock-based compensation	51	20
Autobytel.Europe restructuring and impairment	—	15,015
Loss on recapitalization of Autobytel.Europe	—	4,168
(Income) loss in equity investees	(67)	432
Minority interest	—	(866)
Changes in assets and liabilities, net of acquired business:
Accounts receivable	(995)	(2,156)
Prepaid expenses and other current assets	1,536	368
Other assets	23	58
Accounts payable	449	(4,397)
Accrued expenses	(1,022)	(3,765)
Accrued restructuring—current	(46)	(181)
Deferred revenues	66	(297)
Customer deposits	(76)	(6)
Other current liabilities	24	95
Accrued restructuring—non current	(80)	366

Net cash provided by (used in) operating activities	3,395	(7,661)

Cash flows from investing activities:
Deconsolidation of Autobytel.Europe	—	(28,163)
Acquisition of business, net of cash acquired	(4,952)	—
Decrease in restricted cash	28	—
Investment in foreign entities	—	(400)
Purchases of property and equipment	(145)	(723)
Proceeds from sale of property and equipment	—	153
Capitalized software costs	—	(1,329)

Net cash used in investing activities	(5,069)	(30,462)

Cash flows from financing activities:
Capital lease payments	(8)	—
Net proceeds from sale of common stock	25,809	218

Net cash provided by financing activities	25,801	218

Effect of exchange rates on cash	63	(488)

Net increase (decrease) in cash and cash equivalents	24,190	(38,393)
Cash and cash equivalents, beginning of period	27,543	61,837

Cash and cash equivalents, end of period	$51,733	$23,444

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$7	$6

Cash paid during the period for interest	$2	$—

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

•	In June 2003, in conjunction with the acquisition of AVV, Inc., assets of $20,200 were acquired, liabilities of $932 were assumed and 711,109 shares of common stock were issued. (See Note 4.)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(unaudited)

1.    Organization and Operations of Autobytel

Autobytel Inc. (Autobytel) is an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing, advertising and customer relationship management (CRM) tools and programs primarily through the Internet. Autobytel owns and operates the automotive Web sites Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com, as well as AIC (Automotive Information Center), a provider of automotive marketing data and technology. Autobytel also owns and operates AVV, Inc. (AVV), a provider of dealership CRM and sales management tools and data extraction services.

Autobytel provides tools and programs to automotive dealers and manufacturers to help them increase marketing efficiency and reduce customer acquisition costs.

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

Since its inception in January 1995, Autobytel has experienced annual operating losses and has an accumulated deficit of $159,202 as of June 30, 2003. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could have a material adverse effect on Autobytel’s ability to achieve its intended business objectives.

2.    Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements as of June 30, 2003, and for the three months and six months ended June 30, 2003 and 2002, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

Accounts Receivable, Net of Allowance for Doubtful Accounts and Customer Credits

Autobytel maintains allowances for doubtful accounts and customer credits. The allowance for doubtful accounts is an estimate of bad debt expense that could result from the inability or refusal of customers to pay for services. The estimated provision for doubtful accounts is charged to operating expenses. The allowance for customer credits is an estimate of adjustments for purchase requests or other services that do not meet our customers’ quality expectations. The estimated provision for customer credits is recorded as a reduction in revenue. The estimates are based on Autobytel’s historical bad debt expense and customer credit experience.

Computation of Basic and Diluted Net Income (Loss) per share

Net income (loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted. Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period and common stock equivalents. Common stock equivalents, as determined under the treasury stock method, consist of common stock shares issuable upon exercise of stock options net of common stock shares assumed to be repurchased by the company from the exercise proceeds. Common stock equivalents are excluded from the computation if their effect is antidilutive.

For the three months and six months ended June 30, 2003, there were 2,136,143 and 1,612,625 common stock equivalents, respectively, and for the three months and six months ended June 30, 2002, there were 929,451 and 839,487 common stock equivalents, respectively. Common stock equivalents were excluded from the calculation of diluted net loss per share for the three months and six months ended June 30, 2002 as they were antidilutive.

Stock-Based Compensation

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, Autobytel has elected to continue to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recognized over the vesting period based on the excess of the closing price over the exercise price on the grant date.

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net loss and net loss per share for the three months and six months ended June 30, 2003 and 2002 would approximate the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$1,122	$(607)	$1,990	$(19,074)
Stock based compensation, net of tax	(1,110)	(901)	(2,347)	(2,438)

Pro forma	$12	$(1,508)	$(357)	$(21,512)

Net income (loss) per share—basic:
As reported	$0.04	$(0.02)	$0.06	$(0.61)
Pro forma	$—	$(0.05)	$(0.01)	$(0.69)
Net income (loss) per share—diluted:
As reported	$0.03	$(0.02)	$0.06	$(0.61)
Pro forma	$—	$(0.05)	$(0.01)	$(0.68)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

In the six months ended June 30, 2003, Autobytel granted 1,264,000 stock options to employees and directors. The options granted were estimated to have a fair value of $2,917 based on the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options.

As of June 30, 2003, Autobytel had a total of 6,182,820 stock options outstanding, of which 4,929,546 stock options had exercise prices below the closing price per share of Autobytel’s common stock on that date.

Business Segment

Autobytel conducts its business within one business segment which is defined as providing automotive marketing services primarily through the Internet.

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

3.    Autobytel.Europe LLC

Autobytel.Europe’s results of operations were consolidated in Autobytel’s results of operations through March 28, 2002. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced Autobytel’s ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in Autobytel’s ownership interest, Autobytel no longer consolidates Autobytel.Europe in its financial statements but accounts for its remaining investment in Autobytel.Europe under the equity method. As of June 30, 2003, Autobytel had an investment in Autobytel.Europe with a balance of $4,812.

4.    Acquisition of Applied Virtual Vision, Inc.

On June 4, 2003, Autobytel acquired Applied Virtual Vision, Inc., now AVV, Inc., a provider of CRM and sales management tools and data extraction services, in exchange for cash and common stock. The acquisition has been accounted for using the purchase method of accounting.

The aggregate purchase price was $9,414 and consisted of $4,800 in cash, common stock valued at $4,316 and transaction costs of $298. The value of the stock issued was determined based on the average market price of Autobytel’s common stock for the 2 days before through the 2 days after the date the acquisition agreement was consummated. The purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date as follows:

Purchase price:
Cash	$4,800
Common stock (711,109 shares at $6.07 per share)	4,316
Transaction costs paid by Autobytel	298

Total purchase price	$9,414

Allocation of purchase price:
Assets:
Cash	$146
Other current assets	838
Non-current assets	470
Goodwill	8,472
Intangibles	420
Liabilities:
Current liabilities	(873)
Non-current liabilities	(59)

Total purchase price	$9,414

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was recorded as goodwill in the amount of $8,472. The amount of goodwill is subject to adjustment as additional information regarding the fair value of the assets acquired and liabilities assumed becomes available. Goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, goodwill acquired in the AVV acquisition is not amortized, rather it is evaluated on at least an annual basis for impairment. Intangible assets acquired consist of developed technology and customer relationships and are amortized over an estimated useful life of three years or less.

AVV’s financial position and results of operations from the date of acquisition on June 4, 2003 through June 30, 2003 have been included in the accompanying consolidated financial statements.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of AVV, Inc. had occurred on January 1, 2002. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$23,127	$21,969	$44,366	$43,732
Net income (loss)	$775	$(450)	$1,729	$(18,827)
Net income (loss) per share:
Basic and diluted	$0.02	$(0.01)	$0.05	$(0.59)

5.    Acquired Intangible Assets

Intangible assets recorded as a part of the AVV acquisition are amortized over an estimated life of three years or less and consist of the following:

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	$220	$(6)	$214
Customer relationships	200	(9)	191

Total	$420	$(15)	$405

Amortization expense for the three months and six months ended June 30, 2003 was $15. Amortization expense for each of the next five years is estimated to be as follows:

Amortization Expense
Six months ended December 31, 2003	$90
2004	$153
2005	$113
2006	$47
2007	$—

6.    Commitments and Contingencies

Litigation

On October 10, 2002, Morrison & Foerster LLP, a law firm that represented Autobytel, A.I.N., Inc. and Michael Gorun, former President of A.I.N., at various points in litigation which was settled in 2002, filed an action entitled Morrison & Foerster LLP v. Autobytel.com Inc. et al. in the Santa Clara Superior Court against Autobytel, A.I.N. and Mr. Gorun asserting claims for damages for beach of contract for failure to pay legal fees and expenses plus interest accrued thereon in the aggregate amount of approximately $660. On July 15, 2003, Autobytel, A.I.N. and Morrison & Foerster LLP settled the matter described above. The settlement amount was accrued as of June 30, 2003.

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. Autobytel has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between Autobytel and the plaintiff class. It is anticipated that any potential financial obligation of Autobytel to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, Autobytel does not expect that the settlement will involve payment by Autobytel. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately 300 companies who are part of the consolidated case, the negotiation of a settlement agreement, and approval by the court. Autobytel cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (Autoweb), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. Autoweb has approved the MOU and related agreements which set forth the terms of a settlement between Autoweb and the plaintiff class. It is anticipated that any potential financial obligation of Autoweb to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, Autoweb does not expect that the settlement will involve payment by Autoweb. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately 300 companies who are part of the consolidated case, the negotiation of a settlement agreement, and approval by the court. Autobytel cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

On February 28, 2003, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida. The complaint named Autoweb, the former Chief Executive Officer and the former Chief Financial Officer of Autoweb, and CSFB, the co-lead underwriter of Autoweb’s initial public offering, as defendants. The complaint alleged claims against Autoweb and such former officers for violations of the Securities Act of 1933, Securities Exchange Act of 1934, and Florida’s Blue Sky laws and also alleged claims based on common law theories of fraud, negligent misrepresentation and respondeat superior. The complaint made similar allegations against approximately 50 other companies for which CSFB was the lead or a co-lead underwriter. The complaint alleged that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of Autoweb’s initial public offering price, its financial condition and future revenue prospects. The complaint further alleged that the effect of the purported fraud was to manipulate Autoweb’s stock price so that the defendants could profit from the manipulation. The action sought damages in an unspecified amount. On June 19, 2003, an amended complaint was filed in this action. The amended complaint states that plaintiffs have voluntarily dismissed Autoweb as a defendant without prejudice.

Autobytel has reviewed the above class action matters in accordance with SFAS No. 5, “Accounting for Contingencies,” and has determined that a reserve for loss contingencies is not required at this time.

7.    Private Placement of Equity

On June 24, 2003, Autobytel completed the sale of 5,000,000 shares of common stock to six institutional investor groups in a private placement for gross proceeds of $27,000, or $5.40 per share. Net proceeds after transaction costs were $25,580. Autobytel intends to use the proceeds for general corporate purposes, including potential acquisitions.

8.    Accrued Liability for Restructuring and Other Charges

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

As of June 30, 2003, there were no further accrued liabilities related to the 2001 restructuring and other charges as the remaining charges were adjusted due to the final reconciliation of leased facility maintenance costs by the landlord. The accrued liabilities related to the 2001 charges as of June 30, 2003 were paid or adjusted as follows:

Domestic Restructuring and Other Charges
Total charges	$4,514
Non-cash charges	(739)
Cash payments	(3,665)

December 31, 2001, accrued liability balance	110
Cash payments	(76)

December 31, 2002, accrued liability balance	34
Cash payments	(7)

March 31, 2003, accrued liability balance	27
Non-cash adjustment	(27)

June 30, 2003, accrued liability balance	$—

As of June 30, 2003, the remaining accrued liabilities related to the 2002 restructuring charges were $352. Autobytel expects the remaining charges to be paid by 2005. The remaining accrued liabilities related to the 2002 charges as of June 30, 2003 were as follows:

	Domestic Restructuring Charges
	Rent	Compensation	Total
Total charges	$552	$217	$769
Cash payments	(108)	(217)	(325)

December 31, 2002, accrued liability balance	444	—	444
Cash payments	(61)	—	(61)

March 31, 2003, accrued liability balance	383	—	383
Cash payments	(31)	—	(31)

June 30, 2003 accrued liability balance	$352	$—	$352

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

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing, advertising and customer relationship management (CRM) tools and programs primarily through the Internet. We own and operate the automotive Web sites Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com, as well as AIC (Automotive Information Center), a provider of automotive marketing data and technology. We also own and operate AVV, Inc. (AVV), a provider of dealership CRM and sales management tools and data extraction services.

On June 4, 2003, we acquired Applied Virtual Vision, Inc., now AVV, Inc. We acquired AVV for 711,109 shares of our common stock and $4.8 million in cash. We have included AVV’s financial position and results of operations, including revenues, expenses, cash flows and other relevant operating activity, from the date of acquisition in the discussion and analysis of our consolidated financial position and results of operations below.

On June 24, 2003, we completed the sale of a total of 5,000,000 shares of common stock to six institutional investor groups in a private placement for gross proceeds of $27.0 million, or $5.40 per share. Net proceeds after commissions and other transaction costs were $25.6 million. We intend to use the proceeds for general corporate purposes, including potential acquisitions.

In the second quarter of 2003, we generated $2.3 million in cash from operations primarily due to increased sales to major dealer groups and manufacturers, increased advertising revenues, reduced expenses and continued focus on aggressive collection efforts. In addition, we received net proceeds of $25.6 million from the private placement of equity and paid a total of $5.0 million in purchase price and transaction costs for the acquisition of AVV. Although there is no assurance, we expect to continue to generate cash from operations in 2003.

We conduct our business within one business segment, which is defined as providing automotive marketing services primarily through the Internet.

Program fees consist of fees paid by program dealers who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. Program fees also consist of fees paid by dealers who use our lead management tools. Fees paid by program dealers participating in our car buying referral networks are comprised of monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Autobytel.com program dealers using our referral services pay ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Autoweb.com and CarSmart.com program dealers using our referral services pay ongoing monthly subscription fees or transaction fees based on the number of qualified purchase requests provided to them each month. Program dealers using our lead management tools pay ongoing monthly subscription fees based on the level of functionality they have selected from our suite of lead management tools. Program fees include revenues from AVV beginning on the date of acquisition, June 4, 2003. We expect to be primarily dependent on our program dealers for revenues in the foreseeable future.

Our program dealer contract terms generally range from 90 days to one year and are terminable on 30 days’ notice by either party, except that AVV contracts are terminable only by AVV for breach. In the first quarter of 2003 we began an effort to sign new dealers to contracts with an initial term in excess of 30 days that are terminable on 30 days’ notice by us and automatically renew unless either party elects not to renew. The majority of our program fees consist of monthly fees which are recognized in the period service is provided. For the three months ended June 30, 2003 and 2002, program fees were $13.9 million and $15.4 million, or 64% and 74% of total revenues, respectively. Average monthly program fees per dealer were $892 and $846 in the second quarter of 2003 and 2002, respectively.

Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and for use of our lead management tools and services as well as fees from manufacturers and other users for automotive marketing data and technology. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us and/or use our lead management tools and services as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include manufacturers such as General Motors, Ford, Mercedes Benz and Mazda. We intend to strengthen the size and quality of our relationships with major dealer groups, automotive manufacturers and other users of automotive marketing services and technology. Enterprise sales include revenues from AVV beginning on the date of acquisition, June 4, 2003. Revenues from enterprise sales were $3.5 million and $2.7 million, or 16% and 13% of total revenues, in the second quarter of 2003 and 2002, respectively.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively on any of our four Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. In particular, our Dynamic Content Placement (DCP) product allows manufacturers to automatically present specific comparative information relevant to the vehicle that is being researched to car shoppers using our Web sites. Supported by data and technology provided by AIC, DCP targets consumers deep into the research and decision-making process as they compare various vehicles online. In addition, our customizable advertising product, the Featured Model Showcase, offers manufacturers the opportunity to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Features can include purchase request functionality, image galleries, brochure requests and video. With the investment in our advertising sales organization and further selling of our advertising inventory, we anticipate that our advertising business in 2003 will increase compared to 2002. Revenues from advertising were $3.0 million and $1.6 million in the second quarter of 2003 and 2002, or 14% and 8% of total revenues, respectively.

Revenues from other products and services include fees from our customer loyalty and retention marketing program for dealerships and manufacturers called RPM, international licensing agreements and other products and services. Beginning on June 4, 2003, the acquisition date of AVV, revenues from other products and services also include fees from our data extraction service. We expect to increase the number of dealers subscribing to our RPM program. In the second quarter of 2003 and 2002, revenues from other products and services were $1.3 million and $1.0 million, or 6% and 5% of total revenues, respectively.

To enhance the quality of purchase requests, each purchase request is passed through our Quality Verification System (QVS)SM which uses filters and validation processes to identify consumers with strong purchase intent before delivering the purchase request to our program and enterprise dealers. During the second quarter we also implemented custom filters and validation processes to enable dealers to further enhance our existing process of validating consumer information. As a result of the implementation of QVS and other quality enhancing processes, purchase request quality has increased. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We anticipate that improved purchase request quality will help us increase closing ratios and further reduce customer credits, reduce dealer turnover and increase revenues in the future.

We delivered approximately 791,000 and 996,000 purchase requests through our online systems to program and enterprise dealers in the second quarter of 2003 and 2002, respectively. Of these, approximately 579,000 and 851,000 were delivered to program dealers and approximately 212,000 and 145,000 were delivered to enterprise dealers in the second quarter of 2003 and 2002, respectively. Purchase requests delivered to program dealers in the second quarter of 2003 decreased by 272,000, or 32%, compared to the second quarter of 2002. The decrease was primarily a result of QVS as we rejected purchase requests that did not meet our qualification standards and a decline in our number of program dealer relationships due, in part, to our efforts to retain dealers that provide a reasonable profit to us. Our revenue per purchase request from program dealers was $23.48 and $17.92 in the second quarter of 2003 and 2002, respectively. We expect to deliver over 800,000 purchase requests to program dealers and enterprise dealers in each of the remaining quarters of 2003.

We had over 21,000 and 20,000 dealer relationships, excluding AVV, as of June 30, 2003 and March 31, 2003, respectively. Our dealer relationships consisted of approximately 15,900 enterprise dealer relationships, 4,900 program dealer relationships and 300 RPM dealer relationships as of June 30, 2003. As of March 31, 2003, our dealer relationships consisted of approximately 14,700 enterprise dealer relationships, 5,100 program dealer relationships and 200 RPM dealer relationships. A program with a major manufacturer increased enterprise dealer relationships by approximately 11,500 in the third quarter of 2002. The program automatically extends in one month increments until terminated by us or the manufacturer.

AVV’s methodology of counting dealers is different than Autobytel’s methodology of counting dealer relationships. We estimate that we had over 3,000 AVV dealers as of June 30, 2003. However, the actual number of AVV dealers may be higher or lower than the estimate.

To enhance our subscribing dealers’ ability to sell cars using our programs, we developed and implemented various tools and processes to improve our dealer support. We contact all dealers new to our programs to confirm their initiation on our programs and train their personnel on the use of our programs and tools. We also contact our dealers on a regular basis to identify dealers who are not using our programs effectively, develop relationships with dealer principals and their personnel responsible for calling our customers and to inform our dealers about their effectiveness using surveys completed by our purchase-intending customers. We are realigning and investing additional resources in our sales and support departments to improve our dealer relationships.

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

Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $7.7 million and $8.2 million in the second quarter of 2003 and 2002, respectively. Also included in sales and marketing expenses are the costs related to signing up new dealers and their ongoing training and support, costs to support our advertising and RPM revenues and costs associated with traditional media, such as television, radio and print advertising. Sales and marketing costs are recorded as an expense in the period the service is provided. We expect sales and marketing expenses as a percentage of revenue to slightly increase in 2003 compared to 2002.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Program fees	64%	74%	64%	74%
Enterprise sales	16	13	16	11
Advertising	14	8	14	8
Other products and services	6	5	6	7

Total revenues	100	100	100	100

Operating expenses:
Sales and marketing	60	64	62	61
Product and technology development	21	27	20	28
General and administrative	14	12	14	13
Autobytel.Europe restructuring and impairment charges	—	—	—	36
Domestic restructuring and other charges (benefits)	—	—	—	—

Total operating expenses	95	103	96	138

Income (loss) from operations	5	(3)	4	(38)
Loss on recapitalization of Autobytel.Europe	—	—	—	(10)
Other income	—	—	1	—

Income (loss) before minority interest and income taxes	5	(3)	5	(48)
Minority interest	—	—	—	2

Income (loss) before income taxes	5	(3)	5	(46)
Provision for income taxes	—	—	—	—

Net income (loss)	5%	(3)%	5%	(46)%

Three Months Ended June 30, 2003 and 2002

Revenues.    Our revenues increased by $0.9 million, or 4%, to $21.7 million in the second quarter of 2003 compared to $20.8 million in the second quarter of 2002.

Program Fees.    Program fees consist of fees paid by program dealers who participate in our new and used online car buying referral networks. Program fees also consist of fees paid by dealers who use our lead management tools. Fees paid by program dealers participating in our referral networks are comprised of monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Dealers using our referral services pay transaction fees based on the number of qualified purchase requests provided to them each month, or ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Program dealers using our lead management tools pay ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management tools. Program fees include revenues from AVV beginning on the date of acquisition, June 4, 2003. Program fees decreased by $1.5 million, or 10%, to $13.9 million in the second quarter of 2003 compared to $15.4 million in the second quarter of 2002. The decrease was primarily due to a decline in the number of paying dealers participating in our referral networks and the quantity of purchase requests delivered to them partially offset by an increase in average monthly program fees per dealer and revenue per purchase request. The number of paying program dealers participating in our referral networks was 5,008 and 5,971 as of June 30, 2003 and 2002, respectively. The number of purchase requests delivered to them was 579,000 and 851,000, average monthly program fees per dealer were $892 and $846 and revenue per purchase request was $23.48 and $17.92 in the second quarter of 2003 and 2002, respectively. The decrease in program fees was also partially offset by $0.3 million in fees from dealers using our lead management tools as a result of the AVV acquisition. We intend to continue our efforts to send dealers only qualified purchase requests, improve dealer support, increase our fees per purchase request and increase our revenues from dealers using our lead management tools. However, we expect our program fee revenues to slightly decline in 2003 compared to 2002 as we work to improve our dealer retention.

Enterprise Sales.    Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and for use of our lead management tools and services as well as fees from manufacturers and other users for automotive marketing data and technology. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us and/or use our lead management tools and services as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include General Motors, Ford, Mercedes Benz and Mazda. Enterprise sales increased by $0.8 million, or 27%, to $3.5 million in the second quarter of 2003 compared to $2.7 million in the second quarter of 2002. The increase was primarily due to selling more purchase requests to existing customers, improving the quality of our purchase requests and adding new enterprise customers. The acquisition of AVV contributed $0.1 million to enterprise sales in the second quarter of 2003. The number of purchase requests delivered to enterprise dealers was 212,000 and 145,000 in the second quarter of 2003 and 2002, respectively. We may add new enterprise customers and, therefore, revenues from enterprise sales may increase in 2003 compared to 2002.

Advertising.    Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Advertising revenue increased by $1.4 million, or 85%, to $3.0 million in the second quarter of 2003 compared to $1.6 million in the second quarter of 2002. The increase was primarily due to higher spending by automotive manufacturers, more effectively selling our advertising inventory and an increase in the pricing of our advertising and number of automotive manufacturer customers. With the investment in our advertising sales organization, further selling of our available advertising inventory, an increase in Internet advertising spending and the introduction of our Dynamic Content Placement and Featured Model Showcase products, we expect our advertising revenues to increase in 2003 compared to 2002.

Other Products and Services.    Revenues from other products and services include fees from RPM, international licensing agreements and other products and services. Also, with the acquisition of AVV on June 4, 2003, revenues from other products and services include fees from our data extraction service. Revenues from other products and services increased by $0.3 million, or 31%, to $1.3 million in the second quarter of 2003 compared to $1.0 million in the second quarter of 2002. The increase was primarily due to a $0.8 million increase in RPM revenues and $0.1 million as a result of the AVV acquisition, partially offset by a $0.6 million decrease in other products and services, such as international licensing, database marketing, financing and classified listings. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect increases in revenues from RPM in 2003 compared to 2002.

Sales and Marketing.    Sales and marketing expense primarily includes advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with dealer sales, RPM and AVV sales, web site advertising sales, and dealer training and support. Sales and marketing expense decreased by $0.1 million, or 1%, to $13.1 million in the second quarter of 2003 compared to $13.2 million in the second quarter of 2002. This represents 60% and 64% as a percent of total revenues for the second quarter of 2003 and 2002, respectively. The decrease was primarily due to a $0.5 million decrease in online advertising as a result of the cost saving efficiencies of QVS partially offset by a $ 0.2 million increase in traditional advertising expenses and a $0.2 million increase in costs associated with sales and customer relationship maintenance. We expect our sales and marketing expenses as a percentage of revenues to slightly increase in 2003 compared to 2002.

Product and Technology Development.    Product and technology development expense primarily includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites, our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, costs related to data and technology development and amortization of software development costs. Product and technology development expense decreased by $1.2 million, or 22%, to $4.5 million in the second quarter of 2003 compared to $5.7 million in the second quarter of 2002. This represents 21% and 27% of total revenues for the second quarter of 2003 and 2002, respectively. The decrease was primarily due to a $0.5 million decrease in personnel and related costs, a $0.3 million decrease in consulting fees due to more effective use of internal resources, a $0.2 million decrease in amortization of software development costs and a $0.2 million decrease in telecommunications and co-location facilities costs as a result of renegotiated vendor agreements. In the second quarter of 2003, we did not capitalize software development costs. In the second quarter of 2002, we capitalized $0.4 million of software development costs related to enhancements to RPM. We expect our product and technology development expenses as a percentage of revenues to decrease in 2003 compared to 2002.

General and Administrative.    General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $0.7 million, or 29%, to $3.1 million in the second quarter of 2003 compared to $2.4 million in the second quarter of 2002. This represents 14% and 12% of total revenues for the second quarter of 2003 and 2002, respectively. The increase was primarily due to $0.4 million related to the relocation of our AIC operations from Westborough, Massachusetts to our corporate office in Irvine, California, and a $0.3 million increase in legal and public company expenses. We expect our general and administrative expenses as a percentage of revenues to slightly increase in 2003 compared to 2002 due to higher insurance costs and fees associated with regulatory requirements for public companies.

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

Income (Loss) in Equity Investees.    Income (loss) in equity investees represents our share of income or loss in our Autobytel.Europe and Australian venture. In the second quarter of 2002, the loss recognized for Autobytel Australia was $0.2 million. Autobytel Australia ceased operations in August 2002.

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

Six Months Ended June 30, 2003 and 2002

Revenues.    Our revenues increased by $0.4 million, or 1%, to $42.0 million in the six months ended June 30, 2003 compared to $41.6 million in the same period of 2002.

Program Fees.    Program fees decreased by $3.9 million, or 12%, to $27.0 million in the six months ended June 30, 2003 compared to $30.9 million in the same period of 2002. The decrease was primarily due to a decline in the number of paying dealers participating in our referral networks and the quantity of purchase requests delivered to them partially offset by an increase in average monthly program fees per dealer and revenue per purchase request. The number of paying program dealers was 5,008 and 5,971 as of June 30, 2003 and 2002, respectively. The number of purchase requests delivered to them was 1.2 million and 1.8 million, average monthly program fees per dealer were $860 and $807 and revenue per purchase request was $22.32 and $17.01 for the six months ended June 30, 2003 and 2002, respectively. The decrease in program fees was also partially offset by $0.3 million in fees from dealers using our lead management tools as a result of the AVV acquisition. We intend to continue our efforts to send dealers only qualified purchase requests, improve dealer support, increase our fees per purchase request and increase our revenues from dealers using our lead management tools. However, we expect our program fee revenues to slightly decline in 2003 compared to 2002 as we work to improve our dealer retention.

Enterprise Sales.    Enterprise sales increased by $2.1 million, or 45%, to $6.8 million in the six months ended June 30, 2003 compared to $4.7 million in the same period of 2002. The increase was primarily due to selling more purchase requests to existing customers, improving the quality of our purchase requests and adding new enterprise customers. The acquisition of AVV contributed $0.1 million to enterprise sales in the second quarter of 2003. The number of purchase requests delivered to enterprise dealers was 395,000 and 221,000 in the six months ended June 30, 2003 and 2002, respectively. We may add new enterprise customers and, therefore, revenues from enterprise sales may increase in 2003 compared to 2002.

Advertising.    Advertising revenue increased by $2.5 million, or 73%, to $5.9 million in the six months ended June 30, 2003 compared to $3.4 million in the same period of 2002. The increase was primarily due to higher spending by automotive manufacturers, more effectively selling our advertising inventory and an increase in the pricing of our advertising and number of automotive manufacturer customers. With the investment in our advertising sales organization, further selling of our available advertising inventory, an increase in Internet advertising spending and the introduction of our Dynamic Content Placement and Featured Model Showcase products, we expect our advertising revenues to increase in 2003 compared to 2002.

Other Products and Services.    Revenues from other products and services decreased by $0.3 million, or 13%, to $2.3 million in the six months ended June 30, 2003 compared to $2.6 million in the same period of 2002. The decrease was primarily due to a $1.9 million decrease in revenues from international licensing and other products and services, such as database marketing, financing and classified listings, partially offset by a $1.5 million increase in RPM revenues and $0.1 million as a result of the AVV acquisition. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect increases in revenues from RPM in 2003 compared to 2002.

Sales and Marketing.    Sales and marketing expense increased by $0.5 million, or 2%, to $26.0 million in the six months ended June 30, 2003 compared to $25.5 million in the same period of 2002. This represents 62% and 61% as a percent of total revenues for the six months ended June 30, of 2003 and 2002, respectively. The increase was primarily due to a $1.0 million increase in costs associated with sales and customer relationship maintenance, a $0.2 million increase in marketing personnel and related costs, a $0.2 million increase in other marketing and advertising expenses and a $0.1 million increase in traditional advertising expenses partially offset by a $1.0 million decrease in online advertising as a result of the cost saving efficiencies of QVS. We expect our sales and marketing expenses as a percentage of revenues to slightly increase in 2003 compared to 2002.

Product and Technology Development.    Product and technology development expense decreased by $3.2 million, or 28%, to $8.3 million in the six months ended June 30, 2003 compared to $11.5 million in the same period of 2002. This represents 20% and 28% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to a $1.5 million decrease in personnel and related costs, a $0.7 million decrease in professional consulting fees due to more effective use of internal resources, a $0.5 million decrease in amortization of software development costs, a $0.3 million decrease in telecommunications and co-location facilities costs as a result of renegotiated vendor agreements and a $0.2 million decrease in other product and technology development expenses. In the six months ended June 30, 2003, we did not capitalize software development costs. In the six months ended June 30, 2002, we capitalized $1.3 million of software development costs related to enhancements to RPM. We expect our product and technology development expenses as a percentage of revenues to decrease in 2003 compared to 2002.

General and Administrative.    General and administrative expense increased by $0.4 million, or 8%, to $5.9 million in the six months ended June 30, 2003 compared to $5.5 million in the same period of 2002. This represents 14% and 13% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The increase was primarily due to $0.4 million related to the relocation of our AIC operations from Westborough, Massachusetts to our corporate office in Irvine, California. We expect our general and administrative expenses as a percentage of revenues to slightly increase in 2003 compared to 2002 due to higher insurance costs and fees associated with regulatory requirements for public companies.

Autobytel.Europe Restructuring and Impairment Charges.    In the six months ended June 30, 2002, we recorded non-cash charges of $4.0 million for terminated Autobytel.Europe contracts and $11.0 million for the impairment of our investment in Autobytel.Europe.

Domestic restructuring and other charges.    In the six months ended June 30, 2002, we recorded a net benefit of $0.1 million in domestic restructuring and other charges. The net benefit consisted of a $1.0 million benefit related to a reduction in the original estimate of a negotiated settlement with a vendor, discounted legal fees and recovered legal costs from an insurance company, partially offset by charges of $0.9 million related to our lease obligation on the vacant portion of AIC’s office facilities, severance costs for the restructuring of our operations to reduce costs and enhance efficiencies and abandoned acquisition costs.

Loss on Recapitalization of Autobytel.Europe.    In the six months ended June 30, 2002, we recorded a non-cash charge of $4.2 million related to the partial disposition of our investment in Autobytel.Europe.

Interest Income.    In the six months ended June 30, 2003, interest income decreased by $0.4 million, or 74%, to $0.1 million compared to $0.5 million in the same period of 2002 due to lower average cash balances and declining interest rates.

Income (Loss) in Equity Investees.    In the six months ended June 30, 2003, we recognized $0.1 million as our share of income in Autobytel.Europe. In the six months ended June 30, 2002, the loss recognized for Autobytel Australia was $0.4 million. Autobytel Australia ceased operations in August 2002.

Minority Interest.    Minority interest represents the portion of Autobytel.Europe’s net loss allocable to other Autobytel.Europe shareholders. A portion of the loss generated by Autobytel.Europe, our majority-owned subsidiary through March 28, 2002, was allocated to its other shareholders resulting in a gain of $0.9 million in the six months ended June 30, 2002. As of March 29, 2002, Autobytel.Europe was no longer a majority-owned subsidiary as we reduced our ownership to 49%.

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

Stock Options Granted in 2003

From January 1, 2003 through June 30, 2003, we granted stock options to purchase 1,264,000 shares of common stock under our 1999 Employee and Acquisition Related Stock Option Plan and 2000 Stock Option Plan. The stock options were granted at the closing price on the date of grant. As of June 30, 2003, we had 6,182,820 outstanding stock options.

Employees

As of July 31, 2003, we had a total of 321 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

We had $51.7 million in cash and cash equivalents as of June 30, 2003. Our cash balance increased by $24.2 million in the first six months of 2003 compared to a decrease of $38.4 in the first six months of 2002.

Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2003 compared to net cash used of $7.7 million in the same period of 2002. Net cash provided for the six months ended June 30, 2003 resulted from net income for the period before non-cash charges primarily increased by a decrease in prepaid expenses and other current assets and an increase in accounts payable partially offset by a decrease in accrued expenses and an increase in accounts receivable. The $1.5 million decrease in prepaid expenses and other current assets was primarily due to the amortization of a fixed marketing agreement and the settlement of escrow funds. The $1.0 million decrease in accrued expenses was primarily due to the payout of accrued compensation costs. The $1.0 million increase in accounts receivable was due to higher billing as a result of increased revenues and significant accounts with certain customers which were collected subsequent to June 30, 2003.

Net cash used in operating activities for the six months ended June 30, 2002 resulted primarily from the net loss for the period before non-cash charges, including recapitalization, restructuring and impairment of Autobytel.Europe, an increase in accounts receivable and decreases in accounts payable and accrued expenses partially offset by a decrease in prepaid expenses and other current assets.

Net cash used in investing activities was $5.1 million and $30.5 million for the six months ended June 30, 2003 and 2002, respectively. Cash used in investing activities in 2003 was related to the acquisition of AVV and the purchase of property and equipment. Cash used in investing activities in 2002 was primarily due to the deconsolidation of Autobytel.Europe, expenditures for capitalized software related to our new customer relationship management software, RPM, an investment in Autobytel Australia and the purchase of computer hardware and software.

Net cash provided by financing activities was $25.8 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively. Cash provided by financing activities in 2003 was due to proceeds received from the sale of common stock in a private placement, through our employee stock purchase plan and by the exercise of stock options. Cash provided by financing activities in 2002 was due to proceeds received from the sale of common stock through our employee stock purchase plan and by the exercise of stock options.

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

We maintain allowances for doubtful accounts and customer credits. The allowance for doubtful accounts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. The estimated provision for doubtful accounts is charged to operating expenses. The allowance for customer credits is our estimate of adjustments for purchase requests or other services that do not meet our customers’ quality expectations. The estimated provision for customer credits is recorded as a reduction in revenue. Our estimates are based on our historical bad debt expense and customer credit experience.

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

We do not have debt, other than an outstanding balance of $0.1 million related to capital leases at AVV. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Our contractual commitments primarily consist of operating leases related to our facilities in Irvine, California and Westborough, Massachusetts, capital leases for office equipment and vendor contracts supporting our advertising efforts and our technology and communications infrastructure. The following are our contractual commitments associated with our lease obligations and vendor obligations as of June 30, 2003:

	Six Months Ending December 31,	Years Ending December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Operating leases	$414	$998	$140	$18	$18	$1	$1,589
Capital leases	60	85	19	—	—	—	164
Online advertising	149	13	—	—	—	—	162
Hosting and communication	209	336	73	—	—	—	618
Data licensing	287	32	—	—	—	—	319
Other	39	23	—	—	—	—	62

Total	$1,158	$1,487	$232	$18	$18	$1	$2,914

With respect to periods beyond the second quarter of 2004, we may be required to raise additional capital to meet our long term operating requirements. Since inception, we have experienced annual operating losses and have an accumulated deficit of $159.2 million as of June 30, 2003. Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. We expect to be able to fund our operations from internally generated funds for at least the next 12 months. However, we cannot assure that we will be able to fund our operations from internally generated funds during such period or thereafter.

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

We have only been profitable for the last three quarters and otherwise have a history of net losses and cannot assure that we will continue to be profitable. If we are unable to sustain our recent profitability and we lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002. Having achieved profitability in the fourth quarter of 2002, we might fail to sustain or increase that profitability in the future. We cannot assure that we will be profitable. Autobytel had an accumulated deficit of $159.2 million as of June 30, 2003 and $161.2 million as of December 31, 2002.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in emerging and rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve profitability, we must, among other things:

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

We compete with other entities which maintain similar commercial Web sites including AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, AutoNation and AutoTrader.com. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. Our recently announced customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, Automatic Data Processing, TVI Inc., Minacs, Online Administrators and Teletech.

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

We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, could cause our purchase request volume or quality to decline. If this occurs, dealers may no longer be satisfied with our service and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationships with us or force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. A number of our agreements with online service providers may be terminated without cause. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. If we cannot maintain or replace our relationships with online service providers, our revenues may decline which could have a material adverse effect on our business, results of operations and financial condition.

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

We presently host our production Web sites and certain systems, including Autobytel.com, Autoweb.com, CarSmart.com, AutoSite.com, AVV.com, RPM and iManager, at secure hosting facilities in Irvine, California and Columbus, Ohio. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future.

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

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. In this regard, a third-party asserted that we infringe certain of its patents. We initiated legal action to declare that no such infringement exists. There can be no assurance that our services do not infringe on the intellectual property rights of third parties.

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

Sales or the perception of future sales of our common stock may depress our stock price. Because the market prices for Internet related stocks are likely to remain volatile, our stock price may be more adversely affected than other companies by such future sales.

Sales of substantial numbers of shares of our common stock in the public market, or the perception that significant sales are likely, could adversely affect the market price of our common stock. Other than 71,109 shares that are held in escrow until December 4, 2004 and other than shares subject to lock up restrictions that were issued in connection with the acquisition of AVV, all of the shares issued in the private placement and in connection with the acquisition of AVV are available for sale, and this number of shares is greater than the average trading volume for our shares. No prediction can be made as to the effect, if any, that market sales of such shares will have on the market price of our common stock. Sales of substantial amounts of such shares in the public market could adversely affect the market price of our common stock.

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

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2003. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that material information required to be included in our periodic reports filed with the Securities and Exchange Commission is timely accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

On a regular basis, we review and modify our internal controls and procedures. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls and procedures during our fiscal quarter ended June 30, 2003.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On October 10, 2002, Morrison & Foerster LLP, a law firm that represented Autobytel, A.I.N., Inc. and Michael Gorun, former President of A.I.N., at various points in litigation which was settled in 2002, filed an action entitled Morrison & Foerster LLP v. Autobytel.com Inc. et al. in the Santa Clara Superior Court against Autobytel, A.I.N. and Mr. Gorun asserting claims for damages for beach of contract for failure to pay legal fees and expenses plus interest accrued thereon in the aggregate amount of approximately $660,000. On July 15, 2003, Autobytel, A.I.N. and Morrison & Foerster LLP settled the matter described above. The settlement amount was accrued as of June 30, 2003 and paid in July 2003.

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. Autobytel has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between Autobytel and the plaintiff class. It is anticipated that any potential financial obligation of Autobytel to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve payment by Autobytel. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately 300 companies who are part of the consolidated case, the negotiation of a settlement agreement, and approval by the court. We cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. Autoweb has approved the MOU and related agreements which set forth the terms of a settlement between Autoweb and the plaintiff class. It is anticipated that any potential financial obligation of Autoweb to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve payment by Autoweb. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately 300 companies who are part of the consolidated case, the negotiation of a settlement agreement, and approval by the court. We cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On February 28, 2003, a purported class action lawsuit was filed in the United States District Court for the Southern District of Florida. The complaint named Autoweb, the former Chief Executive Officer and the former Chief Financial Officer of Autoweb, and CSFB, the co-lead underwriter of Autoweb’s initial public offering, as defendants. The complaint alleged claims against Autoweb and such former officers for violations of the Securities Act of 1933, Securities Exchange Act of 1934, and Florida’s Blue Sky laws and also alleged claims based on common law theories of fraud, negligent misrepresentation and respondeat superior. The complaint made similar allegations against approximately 50 other companies for which CSFB was the lead or a co-lead underwriter. The complaint alleged that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of Autoweb’s initial public offering price, its financial condition and future revenue prospects. The complaint further alleged that the effect of the purported fraud was to manipulate Autoweb’s stock price so that the defendants could profit from the manipulation. The action sought damages in an unspecified amount. On June 19, 2003, an amended complaint was filed in this action. The amended complaint states that plaintiffs have voluntarily dismissed Autoweb as a defendant without prejudice.

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

Item 2.    Changes in Securities and Use of Proceeds

On June 24, 2003, we sold 5,000,000 shares of common stock in a private placement to institutional investors for gross proceeds of $27 million, or $5.40 per share. The offers and sales were exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended, as all the purchasers were accredited investors.

On June 4, 2003, in connection with, and as partial consideration for, our acquisition of Applied Virtual Vision, Inc., we issued 711,109 shares of common stock to the three shareholders of such entity, all of which were accredited investors. The offers and sales were exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

Autobytel held its Annual Meeting of Stockholders on June 25, 2003. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against and, if applicable, the number of abstentions and broker non-votes with respect to each matter. Each director proposed by Autobytel was elected and the other three matters submitted for stockholder vote were approved.

(a) The stockholders reelected the three nominees for Autobytel’s board of directors:

Director	For	Withheld Authority
Mark N. Kaplan	25,303,704	2,076,774
Richard A. Post	25,303,709	2,074,769
Mark R. Ross	25,303,709	2,076,769

The term of office as director for Jeffrey H. Coats, Michael J. Fuchs, Robert S. Grimes and Jeffrey A. Schwartz continued after the meeting.

(b) The stockholders approved the amendment to the Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-Votes
7,849,808	533,583	148,170	18,848,917

(c) The stockholders approved the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan.

For	Against	Abstain	Broker Non-Votes
5,671,979	2,700,089	159,493	18,848,917

(d) The stockholders approved the appointment of PricewaterhouseCoopers LLP as independent public auditors for fiscal 2003.

For	Against	Abstain
25,934,569	1,419,130	26,799

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	Acquisition Agreement, dated as of June 4, 2003, among Autobytel Inc., Autobytel Acquisition, Inc., Applied Virtual Vision, Inc. and the shareholders of such entity is incorporated herein by reference to Exhibit 2 of the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 5, 2003.

10.1	Form of Subscription Agreement, dated June 24,2003, between Autobytel Inc. and the private placement investors is incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-3 (File No. 333-107152) filed with the SEC on July 18, 2003.

10.2	Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.7 of the Registration Statement on Form S-8 (File No. 333-67692) filed with the SEC on July 31, 2003.

10.3	Amendment No. 1 to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement on Form S-8 (File No. 333-107525) filed with the SEC on July 31, 2003.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 12, 2003.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 12, 2003.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 12, 2003.

(b) Reports on Form 8-K:

On April 25, 2003, we filed a Form 8-K dated April 24, 2003 announcing our financial results for the quarter ended March 31, 2003.

On April 29, 2003, we filed a Form 8-K dated April 24, 2003 which included a transcript of a telephone conference call that was webcast in conjunction with the announcement of our financial results for the quarter ended March 31, 2003.

On June 5, 2003, we filed a Form 8-K dated June 4, 2003 announcing the acquisition of Applied Virtual Vision, Inc.

On June 25, 2003, we filed a Form 8-K dated June 24, 2003 announcing the sale of 5,000,000 newly-issued shares of common stock to a group of institutional investors in a private placement.

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
Amit Kothari Vice President and Controller (Principal Accounting Officer)

Date:  August 12, 2003

EXHIBIT INDEX

Exhibit Number
2.1	Acquisition Agreement, dated as of June 4, 2003, among Autobytel Inc., Autobytel Acquisition, Inc., Applied Virtual Vision, Inc. and the shareholders of such entity is incorporated herein by reference to Exhibit 2 of the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 5, 2003.

10.1	Form of Subscription Agreement, dated June 24,2003, between Autobytel Inc. and the private placement investors is incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-3 (File No. 333-107152) filed with the SEC on July 18, 2003.

10.2	Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.7 of the Registration Statement on Form S-8 (File No. 333-67692) filed with the SEC on July 31, 2003.

10.3	Amendment No. 1 to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement on Form S-8 (File No. 333-107525) filed with the SEC on July 31, 2003.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 12, 2003.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 12, 2003.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 12, 2003.