Form 10-Q
period 2003-09-30
AUTOBYTEL  INC
filed 2003-11-13
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of October 31, 2003, there were 37,609,339 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	September 30, 2003		December 31, 2002
ASSETS	(unaudited	)
Current assets:
Cash and cash equivalents	$58,924		$27,571
Accounts receivable, net of allowance for doubtful accounts and customer credits of $3,808 and $4,214, respectively	8,265		6,757
Prepaid expenses and other current assets	1,450		3,495

Total current assets	68,639		37,823
Property and equipment, net	2,222		2,088
Capitalized software, net	1,294		2,105
Investment in equity investee	2,689		4,745
Goodwill	16,930		8,367
Other assets	443		96

Total assets	$92,217		$55,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,453		$3,529
Accrued expenses	5,110		4,795
Deferred revenues	3,243		3,575
Customer deposits	—		76
Accrued restructuring—current	178		223
Capital lease obligations—current	86		—
Other current liabilities	346		349

Total current liabilities	13,416		12,547
Accrued restructuring—non-current	127		255
Capital lease obligations—non-current	39		—

Total liabilities	13,582		12,802

Commitments and contingencies (Note 6.)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—		—
Common stock, $0.001 par value; 200,000,000 shares authorized; 37,539,529 and 31,195,681 shares issued and outstanding, respectively	37		31
Additional paid-in capital	236,134		203,623
Accumulated other comprehensive loss	—		(40)
Accumulated deficit	(157,536)		(161,192)

Total stockholders’ equity	78,635		42,422

Total liabilities and stockholders’ equity	$92,217		$55,224

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Program fees	$14,465	$14,022	$41,485	$44,875
Enterprise sales	4,085	2,253	10,919	6,980
Advertising	2,787	2,025	8,650	5,421
Other products and services	1,702	981	3,959	3,569

Total revenues	23,039	19,281	65,013	60,845

Operating expenses:
Sales and marketing	13,303	11,628	39,270	37,124
Product and technology development	5,435	5,733	13,751	17,209
General and administrative	2,747	2,206	8,638	7,667
Autobytel.Europe restructuring and impairment charges	—	—	—	15,015
Domestic restructuring charges and other benefits, net	—	1,858	—	1,800

Total operating expenses	21,485	21,425	61,659	78,815

Income (loss) from operations	1,554	(2,144)	3,354	(17,970)
Loss on recapitalization of Autobytel.Europe	—	—	—	(4,168)
Interest income	74	95	204	599
Foreign currency exchange loss	10	10	10	(2)
Income (loss) in equity investees	29	(63)	96	(495)

Income (loss) before minority interest and income taxes	1,667	(2,102)	3,664	(22,036)
Minority interest	—	—	—	866

Income (loss) before income taxes	1,667	(2,102)	3,664	(21,170)
Provision for income taxes	1	—	8	6

Net income (loss)	$1,666	$(2,102)	$3,656	$(21,176)

Net income (loss) per share:
Basic	$0.04	$(0.07)	$0.11	$(0.68)

Diluted	$0.04	$(0.07)	$0.10	$(0.68)

Shares used in computing net income (loss) per share:
Basic	37,212,616	31,170,164	33,442,305	31,125,944

Diluted	40,929,053	31,170,164	36,074,902	31,125,944

Comprehensive income (loss):
Net income (loss)	$1,666	$(2,102)	$3,656	$(21,176)
Translation adjustment	(23)	(25)	40	(513)

Comprehensive income (loss)	$1,643	$(2,127)	$3,696	$(21,689)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,656	$(21,176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	1,900	2,719
Provision for bad debt	349	968
Loss on disposal of property and equipment	—	50
Stock-based compensation	51	20
Autobytel.Europe restructuring and impairment	—	15,015
Loss on recapitalization of Autobytel.Europe	—	4,168
(Income) loss in equity investees	(96)	495
Minority interest	—	(866)
Write-down of capitalized software costs	—	1,858
Changes in assets and liabilities:
Accounts receivable	(1,044)	(219)
Prepaid expenses and other current assets	2,070	1,317
Other assets	23	58
Accounts payable	778	(4,419)
Accrued expenses	(381)	(3,739)
Deferred revenues	(332)	(901)
Customer deposits	(76)	(9)
Accrued restructuring—current	(45)	(65)
Other current liabilities	(27)	12
Accrued restructuring—non current	(128)	319

Net cash provided by (used in) operating activities	6,698	(4,395)

Cash flows from investing activities:
Deconsolidation of Autobytel.Europe	—	(28,163)
Acquisition of business, net of cash acquired	(4,952)	—
Decrease in restricted cash	28	—
Return of investment (investment) in foreign entities	2,152	(400)
Purchases of property and equipment	(703)	(915)
Proceeds from sale of property and equipment	—	156
Capitalized software costs	—	(1,412)

Net cash used in investing activities	(3,475)	(30,734)

Cash flows from financing activities:
Capital lease payments	(32)	—
Net proceeds from sale of common stock	28,150	313

Net cash provided by financing activities	28,118	313

Effect of exchange rates on cash	40	(513)

Net increase (decrease) in cash and cash equivalents	31,381	(35,329)
Cash and cash equivalents, beginning of period	27,543	61,837

Cash and cash equivalents, end of period	$58,924	$26,508

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$8	$6

Cash paid during the period for interest	$5	$1

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

•	In August 2002, due to a change in our original estimate of accounts receivable acquired in the Autoweb.com, Inc. acquisition, we increased accounts receivable and decreased goodwill by $277.

•	In June 2003, in conjunction with the acquisition of AVV, Inc., assets of $10,291 were acquired, liabilities of $1,023 were assumed and 711,109 shares of common stock were issued. (See Note 4.)

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

Since its inception in January 1995, Autobytel has experienced annual operating losses and has an accumulated deficit of $157,536 as of September 30, 2003. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2.    Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements as of September 30, 2003, and for the three months and nine months ended September 30, 2003 and 2002, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

Computation of Basic and Diluted Net Income (Loss) per share

Net income (loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted. Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding during the period and potential shares of common stock. Potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock options net of shares of common stock assumed to be repurchased by the company from the exercise proceeds. Potential shares of common stock are excluded from the computation if their effect is antidilutive.

For the three months and nine months ended September 30, 2003, there were 3,716,437 and 2,632,597 potential shares of common stock, respectively, and for the three months and nine months ended September 30, 2002, there were 741,720 and 974,970 potential shares of common stock, respectively. Potential shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the three months and nine months ended September 30, 2002 as they were antidilutive.

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

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net income (loss) and net income (loss) per share for the three months and nine months ended September 30, 2003 and 2002 would approximate the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$1,666	$(2,102)	$3,656	$(21,176)
Stock based compensation, net of tax	(1,116)	(829)	(2,887)	(2,332)

Pro forma	$550	$(2,931)	$769	$(23,508)

Net income (loss) per share—basic:
As reported	$0.04	$(0.07)	$0.11	$(0.68)
Pro forma	$0.01	$(0.09)	$0.02	$(0.76)
Net income (loss) per share—diluted:
As reported	$0.04	$(0.07)	$0.10	$(0.68)
Pro forma	$0.01	$(0.09)	$0.02	$(0.76)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

In the nine months ended September 30, 2003, Autobytel granted 2,620,500 stock options to employees and directors. The options granted were estimated to have a weighted average fair value of $7,406,938 based on the Black-Scholes option-

pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options.

As of September 30, 2003, Autobytel had a total of 7,365,213 stock options outstanding, of which 6,749,795 stock options had exercise prices below the closing price per share of Autobytel’s common stock on that date.

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

Within the scope of FIN No. 45, Autobytel has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at Autobytel’s request in such capacity. Autobytel cannot determine the maximum potential amount of future payments that it may be required to make under these indemnification agreements. However, Autobytel has a Director and Officer insurance policy that reduces its exposure and should enable it to recover a portion of amounts paid. As a result of its insurance policy coverage, Autobytel believes the estimated fair value of these indemnification agreements is minimal. Under the provisions of FIN No. 45, Autobytel believes there are no liabilities required to be recorded for these agreements as of September 30, 2003.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Autobytel does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments to be classified as liabilities instead of equity on the balance sheet. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Autobytel adopted SFAS No. 150 on July 1, 2003. The adoption did not have a material effect on Autobytel’s financial position or results of operations.

3.    Autobytel.Europe LLC

Autobytel.Europe’s results of operations were consolidated in Autobytel’s results of operations through March 28, 2002. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced Autobytel’s ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in Autobytel’s ownership interest, Autobytel no longer consolidates Autobytel.Europe in its financial statements but accounts for its remaining investment in Autobytel.Europe under the equity method. On September 9, 2003, Autobytel received $2,152 from Autobytel.Europe as a partial return of capital. The return of capital did not change Autobytel’s ownership interest or the underlying equity in Autobytel.Europe’s net assets. As of September 30, 2003, Autobytel had an investment in Autobytel.Europe with a balance of $2,689.

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

Purchase price:
Cash	$4,800
Common stock (711,109 shares at $6.07 per share)	4,316
Transaction costs paid by Autobytel	298

Total purchase price	$9,414

Allocation of purchase price:
Assets:
Cash	$146
Other current assets	838
Non-current assets	470
Goodwill	8,563
Intangibles	420
Liabilities:
Current liabilities	(964)
Non-current liabilities	(59)

Total purchase price	$9,414

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was initially recorded as goodwill in the amount of $8,472. In September 2003, due to a change in our original estimate of accrued expenses acquired in the AVV acquisition, we increased accrued expenses and increased goodwill by $91. The amount of goodwill is subject to further adjustment as additional information regarding the fair value of the assets acquired and liabilities assumed becomes available. In accordance with SFAS No. 142, goodwill acquired in the AVV acquisition is not amortized, rather it is evaluated on at least an annual basis for impairment. Intangible assets acquired consist of developed technology and customer relationships and are amortized over an estimated useful life of three years or less.

AVV’s financial position and results of operations from the date of acquisition on June 4, 2003 through September 30, 2003 have been included in the accompanying consolidated financial statements.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of AVV, Inc. had occurred on January 1, 2002. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$23,039	$20,522	$67,406	$64,255
Net income (loss)	$1,666	$(1,985)	$3,565	$(20,813)
Net income (loss) per share:
Basic	$0.04	$(0.06)	$0.11	$(0.65)
Diluted	$0.04	$(0.06)	$0.10	$(0.65)

5. Acquired Intangible Assets

Intangible assets recorded as a part of the AVV acquisition are amortized over an estimated life of three years or less and consist of the following:

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	$220	$(25)	$195
Customer relationships	200	(35)	165

Total	$420	$(60)	$360

Amortization expense for the three months and nine months ended September 30, 2003 was $45 and $60, respectively. Amortization expense for each of the next five years is estimated to be as follows:

Amortization Expense
Three months ended December 31, 2003	$45
2004	$155
2005	$113
2006	$47
2007	$—

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

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. Autobytel has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between Autobytel and the plaintiff class. It is anticipated that any potential financial obligation of Autobytel to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, Autobytel does not expect that the settlement will involve payment by Autobytel. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the court. Autobytel cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on Autobytel’s results of operations or financial condition in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (Autoweb), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. Autoweb has approved the MOU and related agreements which set forth the terms of a settlement between Autoweb and the plaintiff class. It is anticipated that any potential financial obligation of Autoweb to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, Autoweb does not expect that the settlement will involve payment by Autoweb. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the court. Autobytel cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on Autobytel’s results of operations or financial condition in any future period.

Autobytel has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred, therefore, no amounts have been recorded in the accompanying financial statements.

From time to time, Autobytel is involved in other litigation matters relating to claims arising out of the ordinary course of business. Autobytel believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on Autobytel’s business, results of operations and financial condition. However, if a court or jury rules against Autobytel and the ruling is ultimately sustained on appeal and damages are awarded against it, such ruling could have a material and adverse effect on Autobytel’s business, results of operations and financial condition.

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

As of September 30, 2003, there were no further accrued liabilities related to the 2001 restructuring and other charges as the remaining charges were adjusted due to the final reconciliation of leased facility maintenance costs by the landlord. The accrued liabilities related to the 2001 charges as of September 30, 2003 were paid or adjusted as follows:

Domestic Restructuring and Other Charges
Total charges	$4,514
Non-cash charges	(739)
Cash payments	(3,665)

December 31, 2001, accrued liability balance	110
Cash payments	(76)

December 31, 2002, accrued liability balance	34
Cash payments	(7)

March 31, 2003, accrued liability balance	27
Non-cash adjustment	(27)

June 30, 2003, accrued liability balance	—

September 30, 2003, accrued liability balance	$—

As of September 30, 2003, the remaining accrued liabilities related to the 2002 restructuring charges were $305. Autobytel expects the remaining charges to be paid by 2005. The remaining accrued liabilities related to the 2002 charges as of September 30, 2003 were as follows:

	Domestic Restructuring Charges
	Rent	Compensation	Total

Total charges	$552	$217	$769
Cash payments	(108)	(217)	(325)

December 31, 2002, accrued liability balance	444	—	444
Cash payments	(61)	—	(61)

March 31, 2003, accrued liability balance	383	—	383
Cash payments	(31)	—	(31)

June 30, 2003 accrued liability balance	352	—	352
Cash payments	(47)	—	(47)

September 30, 2003 accrued liability balance	$305	$—	$305

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

The third quarter of 2003 was our fourth consecutive quarter of profitability. We are currently experiencing growth in revenue and net income. In addition, in the past several quarters we have been able to better diversify our revenue mix. Our current business strategy is to grow our existing business and make acquisitions.

In the third quarter of 2003, we generated $7.2 million in cash. The $7.2 million consists of cash generated by operations of $3.3 million, a partial return of our investment in Autobytel.Europe LLC of $2.2 million and proceeds from the exercise of stock options of $2.3 million partially offset by capital expenditures of $0.6 million. We expect to continue generating cash from operations in 2003.

We increased the number of our program dealer relationships to 5,100 as of September 30, 2003 compared to 5,000 as of June 30, 2003. We expect to maintain positive net additions to program dealer relationships for the remainder of 2003. During the third quarter of 2003, one manufacturer that participates in our enterprise referral network eliminated several thousand dealers from its online customer referral programs due to the dealers’ poor performance while another manufacturer that participates in our enterprise referral network added a comparable number of dealers to its online customer referral program. We expect that these changes will have a negligible impact on revenues and purchase requests.

As of September 30, 2003 and June 30, 2003, we had approximately 25,800 and 25,600 dealer relationships respectively. As of September 30, 2003, our dealer relationships consisted of approximately 15,700 enterprise dealer relationships, 5,100 program dealer relationships and 5,000 CRM dealer relationships, including approximately 3,200 AVV, 1,500 iManager (a lead management tool) and 300 RPM dealer relationships. As of June 30, 2003, our dealer relationships consisted of approximately 15,900 enterprise dealer relationships, 4,900 program dealer relationships and 4,800 CRM dealer relationships, including approximately 3,000 AVV, 1,500 iManager and 300 RPM dealer relationships.

In the third quarter of 2003, we delivered approximately 763,000 purchase requests through our online systems to program and enterprise dealers compared to approximately 791,000 purchase requests in the second quarter of 2003. We believe this decline is attributable to the effects associated with the model year changeover. Some consumers defer purchases as the new model year approaches and, specific to the Internet, many new model year vehicles are not yet available online as manufacturers do not make available their data for publication. In future periods, these effects may be mitigated by a number of factors, including wider acceptance of the Internet as an automotive marketing channel, enhanced incentives by manufacturers on current year models and manufacturers making data for many new model year vehicles available online sooner.

The decline in purchase requests and a change in advertisers’ marketing and promotional schedules resulted in a decline in advertising revenue of approximately $0.2 million from $3.0 million in the second quarter of 2003 to $2.8 million in the third quarter of 2003.

We expect the number of purchase requests we deliver to our program and enterprise dealers and advertising revenues to increase in the fourth quarter of 2003 compared to the third quarter of 2003.

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

Generally, our program dealer contracts have terms ranging from 90 days to one year and are terminable on 30 days’ notice by either party. In the first quarter of 2003 we began an effort to sign new dealers to contracts with an initial term in excess of 30 days that are terminable on 30 days’ notice by us and automatically renew unless either party elects not to renew. The majority of our program fees consist of monthly fees which are recognized in the period service is provided. For the three months ended September 30, 2003 and 2002, program fees were $14.5 million and $14.0 million, or 63% and 73% of total revenues, respectively. Average monthly program fees per dealer were $897 and $810 in the third quarter of 2003 and 2002, respectively.

Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and for use of our lead management tools and services as well as fees from manufacturers and other users for automotive marketing data and technology. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us and/or use our lead management tools and services as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include manufacturers such as General Motors, Ford, Mercedes Benz and Mazda. A program with a major manufacturer accounted for approximately 9,600 enterprise dealer relationships as of September 30, 2003. The program automatically extends in one month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks. We intend to strengthen the size and quality of our relationships with major dealer groups, automotive manufacturers and other users of automotive marketing services and technology. Enterprise sales include revenues from AVV beginning on the date of acquisition, June 4, 2003. Revenues from enterprise sales were $4.1 million and $2.3 million, or 18% and 12% of total revenues, in the third quarter of 2003 and 2002, respectively.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively on any of our four Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Our customizable advertising product, the Featured Model Showcase, offers manufacturers the opportunity to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Features can include purchase request functionality, image galleries, brochure requests and video. With further selling of our advertising inventory and an increase in Internet advertising spending by automotive manufacturers, we anticipate that our advertising business in 2003 will increase compared to 2002. Revenues from advertising were $2.8 million and $2.0 million in the third quarter of 2003 and 2002, or 12% and 11% of total revenues, respectively.

Revenues from other products and services include fees from our customer loyalty and retention marketing program for dealerships and manufacturers called RPM, international licensing agreements and other products and services. Beginning on June 4, 2003, the acquisition date of AVV, revenues from other products and services also include fees from our data extraction service. We expect to increase the number of dealers subscribing to our RPM program. In the third quarter of 2003 and 2002, revenues from other products and services were $1.7 million and $1.0 million, or 7% and 5% of total revenues, respectively.

To enhance the quality of purchase requests, each purchase request is passed through our Quality Verification System (QVS)SM which uses filters and validation processes to identify consumers with strong purchase intent before delivering the purchase request to our program and enterprise dealers. We have also implemented additional custom filters and validation processes to further enhance our existing process of validating consumer information. The implementation of these quality enhancing processes allows us to deliver high quality purchase requests to our program and enterprise dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We anticipate that improved purchase request quality will help us increase closing ratios and further reduce customer credits, reduce dealer turnover and increase revenues in the future.

We delivered approximately 763,000 and 806,000 purchase requests through our online systems to program and enterprise dealers in the third quarter of 2003 and 2002, respectively. Of these, approximately 548,000 and 684,000 were delivered to program dealers and approximately 216,000 and 121,000 were delivered to enterprise dealers in the third quarter of 2003 and 2002, respectively. Purchase requests delivered to program dealers in the third quarter of 2003 decreased by 136,000, or 20%, compared to the third quarter of 2002. The decrease was primarily a result of a decline in our number of program dealer relationships in the third quarter of 2003 compared to the third quarter of 2002, due, in part, to our efforts to retain dealers that provide a reasonable profit to us. Our revenue per purchase request from program dealers was $24.56 and $20.38 in the third quarter of 2003 and 2002, respectively. Purchase requests delivered to enterprise dealers in the third quarter of 2003 increased by 95,000, or 78%, compared to the third quarter of 2002 due to the addition of a major manufacturer to our enterprise program during the third quarter of 2002. We expect the number of purchase requests we deliver to our program and enterprise dealers to increase in the fourth quarter of 2003 compared to the third quarter of 2003.

To enhance our subscribing dealers’ ability to sell cars using our programs, we developed and implemented various tools and processes to improve our dealer support. We contact all dealers new to our programs to confirm their initiation on our programs and train their personnel on the use of our programs and tools. We also contact our dealers on a regular basis to identify dealers who are not using our programs effectively, develop relationships with dealer principals and their personnel responsible for calling our customers and to inform our dealers about their effectiveness using surveys completed by our purchase-intending customers. We realigned and invested additional resources in our sales and support departments to improve our dealer relationships.

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

Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $7.3 million and $7.4 million in the third quarter of 2003 and 2002, respectively. Also included in sales and marketing expenses are the costs related to signing up new dealers and their ongoing training and support, costs to support our advertising and RPM revenues and costs associated with traditional media, such as television, radio and print advertising. Sales and marketing costs are recorded as an expense in the period the service is provided. We expect sales and marketing expenses as a percentage of revenue to slightly decline in 2003 compared to 2002.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Program fees	63%	73%	64%	74%
Enterprise sales	18	12	17	11
Advertising	12	10	13	9
Other products and services	7	5	6	6

Total revenues	100	100	100	100

Operating expenses:
Sales and marketing	58	60	60	61
Product and technology development	23	30	21	28
General and administrative	12	11	14	13
Autobytel.Europe restructuring and impairment charges	—	—	—	25
Domestic restructuring and other charges (benefits)	—	10	—	3

Total operating expenses	93	111	95	130

Income (loss) from operations	7	(11)	5	(30)
Other income (expense)	—	—	1	(6)

Income (loss) before minority interest and income taxes	7	(11)	6	(36)
Minority interest	—	—	—	1

Income (loss) before income taxes	7	(11)	6	(35)
Provision for income taxes	—	—	—	—

Net income (loss)	7%	(11)%	6%	(35)%

Three Months Ended September 30, 2003 and 2002

Revenues.     Our revenues increased by $3.7 million, or 19%, to $23.0 million in the third quarter of 2003 compared to $19.3 million in the third quarter of 2002 due to growth in program fees, enterprise sales, advertising and other products and services. As a result of the acquisition of AVV on June 4, 2003, revenues include $1.5 million from dealers using our AVV products and services in the third quarter of 2003.

Program Fees.     Program fees consist of fees paid by program dealers who participate in our new and used online car buying referral networks. Program fees also consist of fees paid by dealers who use our lead management tools. Fees paid by program dealers participating in our referral networks are comprised of monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Dealers using our referral services pay transaction fees based on the number of qualified purchase requests provided to them each month, or ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Program dealers using our lead management tools pay ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management tools. Program fees increased by $0.5 million, or 3%, to $14.5 million in the third quarter of 2003 compared to $14.0 million in the third quarter of 2002. The increase was primarily due to fees from dealers using our lead management tools as a result of the AVV acquisition and due to an increase in average monthly program fees per dealer and revenue per purchase request. The increase was offset by a decline in the number of paying dealers participating in our referral networks and the quantity of purchase requests delivered to them. The number of paying program dealers participating in our referral networks was 5,097 and 5,621 as of September 30, 2003 and 2002, respectively. The number of purchase requests delivered to them was approximately 548,000 and 684,000, average monthly program fees per dealer were $897 and $810 and revenue per purchase request was $24.56 and $20.38 in the third quarter of 2003 and 2002, respectively. We intend to continue our efforts to send dealers only qualified purchase requests, improve dealer support, increase our fees per purchase request and increase our revenues from dealers using our lead management tools. However, we expect our program fee revenues to decline in 2003 compared to 2002.

Enterprise Sales.     Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and for use of our lead management tools and services as well as fees from manufacturers and other users for automotive marketing data and technology. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with which we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us and/or use our lead management tools and services as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include General Motors, Ford, Mercedes Benz and Mazda. Enterprise sales increased by $1.8 million, or 81%, to $4.1 million in the third quarter of 2003 compared to $2.3 million in the third quarter of 2002. The increase was primarily due to selling more purchase requests to existing customers, improving the quality of our purchase requests, adding new enterprise customers and the acquisition of AVV. The number of purchase requests delivered to enterprise dealers was 216,000 and 121,000 in the third quarter of 2003 and 2002, respectively. We have added new enterprise customers and, therefore, expect revenues from enterprise sales to increase in 2003 compared to 2002.

Advertising.     Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Advertising revenue increased by $0.8 million, or 38%, to $2.8 million in the third quarter of 2003 compared to $2.0 million in the third quarter of 2002. The increase was primarily due to higher spending by automotive manufacturers, more effectively selling our advertising inventory and an increase in the pricing of our advertising and number of automotive manufacturer customers. With further selling of our available advertising inventory and, an increase in Internet advertising spending by automotive manufacturers, we expect our advertising revenues to increase in 2003 compared to 2002.

Other Products and Services.     Revenues from other products and services include fees from RPM, international licensing agreements and other products and services. Also, with the acquisition of AVV on June 4, 2003, revenues from other products and services include fees from our data extraction service. Revenues from other products and services increased by $0.7 million, or 73%, to $1.7 million in the third quarter of 2003 compared to $1.0 million in the third quarter of 2002. The increase was primarily due to an increase in RPM revenues and fees from dealers using our AVV products and services as a result of the acquisition, partially offset by a decrease in international licensing and other products and services. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect increases in revenues from RPM in 2003 compared to 2002.

Sales and Marketing.     Sales and marketing expense primarily includes advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with dealer sales, RPM and AVV sales, web site advertising sales, and dealer training and support. Sales and marketing expense increased by $1.7 million, or 14%, to $13.3 million in the third quarter of 2003 compared to $11.6 million in the third quarter of 2002. This represents 58% and 60% as a percent of total revenues for the third quarter of 2003 and 2002, respectively. The increase was primarily due to a $0.6 million increase in costs associated with sales and customer relationship maintenance including AVV, which was acquired on June 4, 2003, a $0.5 million increase in traditional advertising expenses, and a $0.6 million increase in other marketing and advertising expenses. We expect our sales and marketing expenses as a percentage of revenues to slightly decline in 2003 compared to 2002.

Product and Technology Development.     Product and technology development expense primarily includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites, our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, costs related to data and technology development and amortization of software development costs. Product and technology development expense decreased by $0.3 million, or 5%, to $5.4 million in the third quarter of 2003 compared to $5.7 million in the third quarter of 2002. This represents 23% and 30% of total revenues for the third quarter of 2003 and 2002, respectively. The decrease was primarily due to a $0.3 million decrease in web site research studies, a $0.2 million decrease in amortization of software development costs, and a $0.3 million decrease in other product and technology development costs, partially offset by a $0.5 million increase in personnel and related costs, including AVV which was acquired on June 4, 2003. In the third quarter of 2003, we did not capitalize software development costs since any costs that were incurred did not meet specified criteria under our software capitalization policy. In the third quarter of 2002, we capitalized $0.1 million of software development costs related to enhancements to RPM. We expect our product and technology development expenses as a percentage of revenues to decrease in 2003 compared to 2002.

General and Administrative.     General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $0.5 million, or 25%, to $2.7 million in the third quarter of 2003 compared to $2.2 million in the third quarter of 2002. This represents 12% and 11% of total revenues for the third quarter of 2003 and 2002, respectively. The increase was primarily due to $0.4 million increase in personnel and compensation costs and a $0.1 million increase in legal and public company expenses. We expect our general and administrative expenses as a percentage of revenues to slightly increase in 2003 compared to 2002 due to higher insurance costs and fees associated with regulatory requirements for public companies.

Domestic restructuring and other charges.     In the third quarter of 2002, we recorded a $1.9 million charge for the write-off of previously capitalized software which was originally intended to be a standardized technology platform for global web site development.

Income (Loss) in Equity Investees.     Income (loss) in equity investees represents our share of income or loss in Autobytel.Europe.

Income Taxes.     No provision for federal income taxes has been recorded as we generated taxable losses through December 31, 2002 and we expect nominal taxable income for the year ending December 31, 2003. As of December 31, 2002, we had approximately $63 million of federal and $34 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards expire in various years through 2022. Also, Autobytel has federal and state research tax credit carryforwards of $0.7 million and $0.5 million, respectively. Utilization of the net operating losses are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Additionally, the state of California has suspended the deduction for net operating loss carryovers for the 2003 tax year.

Nine Months Ended September 30, 2003 and 2002

Revenues.     Our revenues increased by $4.2 million, or 7%, to $65.0 million in the nine months ended September 30, 2003 compared to $60.8 million in the same period of 2002 due to growth in enterprise sales, advertising and other products and services. As a result of the acquisition of AVV on June 4, 2003, revenues include $1.5 million from dealers using our AVV products and services in the third quarter of 2003.

Program Fees.     Program fees decreased by $3.4 million, or 8%, to $41.5 million in the nine months ended September 30, 2003 compared to $44.9 million in the same period of 2002. The decrease was primarily due to a decline in the number of paying dealers participating in our referral networks and the quantity of purchase requests delivered to them partially offset by an increase in average monthly program fees per dealer and revenue per purchase request. The number of paying program dealers was 5,097 and 5,621 as of September 30, 2003 and 2002, respectively. The number of purchase requests delivered to them was 1.7 million and 2.5 million, average monthly program fees per dealer were $858 and $802 and revenue per purchase request was $23.03 and $17.94 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in program fees was also partially offset by fees from dealers using our lead management tools as a result of the AVV acquisition. We intend to continue our efforts to send dealers only qualified purchase requests, improve dealer support, increase our fees per purchase request and increase our revenues from dealers using our lead management tools. However, we expect our program fee revenues to decline in 2003 compared to 2002.

Enterprise Sales.     Enterprise sales increased by $3.9 million, or 56%, to $10.9 million in the nine months ended September 30, 2003 compared to $7.0 million in the same period of 2002. The increase was primarily due to selling more purchase requests to existing customers, improving the quality of our purchase requests and adding new enterprise customers. The acquisition of AVV contributed $0.4 million to enterprise sales in the nine months ended September 30, 2003. The number of purchase requests delivered to enterprise dealers was 611,000 and 342,000 in the nine months ended September 30, 2003 and 2002, respectively. We have added new enterprise customers and, therefore, expect revenues from enterprise sales to increase in 2003 compared to 2002.

Advertising.     Advertising revenue increased by $3.3 million, or 60%, to $8.7 million in the nine months ended September 30, 2003 compared to $5.4 million in the same period of 2002. The increase was primarily due to higher spending by automotive manufacturers, more effectively selling our advertising inventory and an increase in the pricing of our advertising and number of automotive manufacturer customers. With further selling of our available advertising inventory and an increase in Internet advertising spending by automotive manufacturers, we expect our advertising revenues to increase in 2003 compared to 2002.

Other Products and Services.     Revenues from other products and services increased by $0.4 million, or 11%, to $4.0 million in the nine months ended September 30, 2003 compared to $3.6 million in the same period of 2002. The increase was primarily due to an increase in RPM revenues and fees from dealers using our AVV products and services as a result of the acquisition, partially offset by a decrease in revenues from international licensing, financing and other products and services. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect increases in revenues from RPM in 2003 compared to 2002.

Sales and Marketing.     Sales and marketing expense increased by $2.2 million, or 6%, to $39.3 million in the nine months ended September 30, 2003 compared to $37.1 million in the same period of 2002. This represents 60% and 61% as a percent of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The increase was primarily due to a $1.5 million increase in costs associated with sales and customer relationship maintenance including AVV, which was acquired on June 4, 2003, a $0.6 million increase in traditional advertising expenses, a $0.4 million increase in marketing personnel and related costs, a $0.8 million increase in other marketing and advertising expenses partially offset by a $1.1 million decrease in online advertising as a result of the cost saving efficiencies of QVS and improved purchase request acquisition and distribution processes. We expect our sales and marketing expenses as a percentage of revenues to slightly decline in 2003 compared to 2002.

Product and Technology Development.     Product and technology development expense decreased by $3.4 million, or 20%, to $13.8 million in the nine months ended September 30, 2003 compared to $17.2 million in the same period of 2002. This represents 21% and 28% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease was primarily due to a $1.0 million decrease in personnel and related costs, a $0.7 million decrease in professional consulting fees due to more effective use of internal resources, a $0.6 million decrease in amortization of software development costs and a $1.1 million decrease in other product and technology development expenses, including hosting fees. In the nine months ended September 30, 2003, we did not capitalize software development costs since any costs that were incurred did not meet specified criteria under our software capitalization policy. In the nine months ended September 30, 2002, we capitalized $1.4 million of software development costs related to enhancements to RPM. We expect our product and technology development expenses as a percentage of revenues to decrease in 2003 compared to 2002.

General and Administrative.     General and administrative expense increased by $0.9 million, or 13%, to $8.6 million in the nine months ended September 30, 2003 compared to $7.7 million in the same period of 2002. This represents 14% and 13% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The increase was primarily due to $0.4 million related to the relocation of our AIC operations from Westborough, Massachusetts to our corporate office in Irvine, California, a $0.2 million increase in legal and public company expenses and a $0.3 million increase in other general and administrative expenses. We expect our general and administrative expenses as a percentage of revenues to slightly increase in 2003 compared to 2002 due to higher insurance costs and fees associated with regulatory requirements for public companies.

Autobytel.Europe Restructuring and Impairment Charges.     In the nine months ended September 30, 2002, we recorded non-cash charges of $4.0 million for terminated Autobytel.Europe contracts and $11.0 million for the impairment of our investment in Autobytel.Europe.

Domestic restructuring and other charges.     In the nine months ended September 30, 2002, we recorded a net charge of $1.8 million in domestic restructuring and other charges. The net charge consisted of $1.9 million for the write-off of previously capitalized software which was originally intended to be a standardized technology platform for global web site development. The charge was partially offset by a net benefit of $0.1 million consisting of a $1.0 million benefit related to a reduction in the original estimate of a negotiated settlement with a vendor, discounted legal fees and recovered legal costs from an insurance company, partially offset by charges of $0.9 million related to our lease obligation on the vacant portion of AIC’s office facilities, severance costs for the restructuring of our operations to reduce costs and enhance efficiencies and abandoned acquisition costs.

Loss on Recapitalization of Autobytel.Europe.     In the nine months ended September 30, 2002, we recorded a non-cash charge of $4.2 million related to the partial disposition of our investment in Autobytel.Europe.

Interest Income.     In the nine months ended September 30, 2003, interest income decreased by $0.4 million, or 66%, to $0.2 million compared to $0.6 million in the same period of 2002 due to declining interest rates.

Income (Loss) in Equity Investees.     In the nine months ended September 30, 2003, we recognized $0.1 million as our share of income in Autobytel.Europe. In the nine months ended September 30, 2002, the loss recognized for Autobytel Australia was $0.4 million and $0.1 million for Autobytel.Europe. Autobytel Australia ceased operations in August 2002.

Minority Interest.     Minority interest represents the portion of Autobytel.Europe’s net loss allocable to other Autobytel.Europe shareholders. A portion of the loss generated by Autobytel.Europe, our majority-owned subsidiary through March 28, 2002, was allocated to its other shareholders resulting in a gain of $0.9 million in the nine months ended September 30, 2002. As of March 29, 2002, Autobytel.Europe is no longer a majority-owned subsidiary as we reduced our ownership to 49%.

Income Taxes.     No provision for federal income taxes has been recorded as we generated taxable losses through December 31, 2002 and we expect nominal taxable income for the year ending December 31, 2003. As of December 31, 2002, we had approximately $63 million of federal and $34 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards expire in various years through 2022. Also, Autobytel has federal and state research tax credit carryforwards of $0.7 million and $0.5 million, respectively. Utilization of the net operating losses are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Additionally, the state of California has suspended the deduction for net operating loss carryovers for the 2003 tax year.

Stock Options Granted in 2003

From January 1, 2003 through September 30, 2003, we granted stock options to purchase 2,620,500 shares of common stock under our 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, 2000 Stock Option Plan and Amended and Restated 2001 Restricted Stock and Option Plan. The stock options were granted at Autobytel’s common stock closing price on the date of grant. As of September 30, 2003, we had 7,365,213 outstanding stock options.

Employees

As of October 31, 2003, we had a total of 339 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

We had $58.9 million in cash and cash equivalents as of September 30, 2003. Our cash balance increased by $31.4 million in the nine months ended September 30, 2003 compared to a decrease of $35.3 in the nine months ended September 30, 2002.

Net cash provided by operating activities was $6.7 million for the nine months ended September 30, 2003 compared to net cash used of $4.4 million in the same period of 2002. Net cash provided for the nine months ended September 30, 2003 resulted from net income for the period before non-cash charges increased primarily by cash savings from the amortization of a prepaid online marketing agreement and the receipt of funds from an escrow settlement partially offset by an increase in accounts receivable through higher billing of our customers as result of our increased revenues.

Net cash used in operating activities for the nine months ended September 30, 2002 resulted primarily from the net loss for the period before non-cash charges, including recapitalization, restructuring and impairment of Autobytel.Europe, a decrease in accounts payable and accrued expenses partially offset by a decrease in prepaid expenses and other current assets.

Net cash used in investing activities was $3.5 million and $30.7 million for the nine months ended September 30, 2003 and 2002, respectively. Cash used in investing activities in 2003 was related to $5.0 million used for our acquisition of AVV and $0.7 million used for the purchase of property and equipment offset by $2.2 million received as a partial return of our investment in Autobytel.Europe. Cash used in investing activities in 2002 was primarily due to the deconsolidation of Autobytel.Europe, expenditures for capitalized software related to our customer relationship management software, RPM, and the purchase of computer hardware and software.

Net cash provided by financing activities was $28.1 million and $0.3 million for the nine months ended September 30, 2003 and 2002, respectively. Cash provided by financing activities in 2003 was due to $25.6 million in net proceeds received from the sale of common stock in a private placement, $2.3 million received from the exercise of stock options and $0.2 million received from the sale of common stock through our employee stock purchase plan. Cash provided by financing activities in 2002 was due to $0.3 million in proceeds received from the sale of common stock through our employee stock purchase plan and by the exercise of stock options.

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

In prior periods, significant increases in required allowances for doubtful accounts and customer credits have been recorded. During 2003, we experienced an improvement in our collection of accounts receivable due to vigorous collection efforts and the improved quality of our products and services. Based on this improvement, we have reduced our allowance for doubtful accounts and customer credits to $3.8 million, or 31% of total accounts receivable, as of September 30, 2003 from $4.2 million, or 38% of total accounts receivable, as of December 31, 2002. If we continue to improve the quality of our accounts receivable, we may further reduce our allowance for doubtful accounts and customer credits. Reductions in the estimated provisions for doubtful accounts and customer credits are recorded as a decrease in operating expenses and an increase in revenues, respectively.

However, if there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional allowances for doubtful accounts and customer credits may be required and the impact on our business, results of operations or financial condition could be material.

We do not have debt, other than an outstanding balance of $0.1 million related to capital leases at AVV. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Our contractual commitments primarily consist of operating leases related to our facilities in Irvine, California and Westborough, Massachusetts, capital leases for office equipment and vendor contracts supporting our advertising efforts and our technology and communications infrastructure. The following are our contractual commitments associated with our lease obligations and vendor obligations as of September 30, 2003:

	Three Months Ending December 31,	Years Ending December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Operating leases	$208	$1,228	$833	$18	$18	$1	$2,306
Capital leases	19	78	23	5	—	—	125
Traditional advertising	41	13	—	—	—	—	54
Hosting and communication	136	311	286	167	—	—	900
Data licensing	172	32	—	—	—	—	204
Other	303	61	—	—	—	—	364

Total	$879	$1,723	$1,142	$190	$18	$1	$3,953

Since inception, we have experienced annual operating losses and have an accumulated deficit of $157.5 million as of September 30, 2003. We expect to be able to fund our operations from internally generated funds for at least the next 12 months. With respect to periods beyond the third quarter of 2004, we may be required to raise additional capital to meet our long term operating requirements.

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

Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could restrict our operations or finances. If we are unable to obtain additional financing as needed or on terms favorable to us, we may be required to reduce the scope of our operations or delay or discontinue any expansion, which could have a material adverse effect on our business, results of operations and financial condition.

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

Within the scope of FIN No. 45, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. We cannot determine the maximum potential amount of future payments that we may be required to make under these indemnification agreements. However, we have a Director and Officer insurance policy that reduces our exposure and should enable us to recover a portion of amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Under the provisions of FIN No. 45, we believe there are no liabilities required to be recorded for these agreements as of September 30, 2003.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We do not expect the adoption of FIN 46 to have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments to be classified as liabilities instead of equity on the balance sheet. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We adopted SFAS No. 150 on July 1, 2003. The adoption did not have a material effect on our financial position or results of operations.

Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

We have only been profitable for the last four quarters and otherwise have a history of net losses and cannot assure that we will continue to be profitable. If we are unable to sustain our recent profitability and we lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002. Having achieved profitability in the fourth quarter of 2002, we might fail to sustain or increase that profitability in the future. We cannot assure that we will be profitable. Autobytel had an accumulated deficit of $157.5 million as of September 30, 2003 and $161.2 million as of December 31, 2002.

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

The majority of our revenues are derived from fees paid by our networks of participating program and enterprise dealers. A few agreements account for all of our enterprise dealer relationships. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks. If dealer attrition increases and we are unable to add new dealers to mitigate the attrition, our revenues will decrease. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. If the number of dealers in our networks declines, our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected. In addition, if automotive manufacturers or major dealer groups force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition.

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

We compete with other entities which maintain similar commercial Web sites including AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, AutoNation and AutoTrader.com. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. AVV competes with companies such as Reynolds and Reynolds and Cobalt Systems Corporation. Our customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, Automatic Data Processing, TVI Inc., Minacs, Online Administrators and Teletech.

We believe that the principal competitive factors in the online market are:

•	brand recognition

•	dealer return on investment,

•	speed and quality of fulfillment,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of related products and services,

•	ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service and

•	technical expertise.

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

The seasonal patterns of Internet usage and vehicle purchasing do not completely overlap. Historically, Internet usage typically declines during summer and certain holiday periods, while vehicle purchasing in the United States is strongest in the spring and summer months. In addition, purchase request volume usually declines in the summer because of the model year change over as some consumers defer purchases and many new model year vehicles are not available online as manufacturers do not make their data available for publication. As seasonality occurs, investors may not be able to predict our annual operating results based on a quarter to quarter comparison of our operating results. Seasonality in the automotive industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, results of operations and financial condition.

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

Zero percent financing offered by manufacturers in 2002 and 2003 may negatively affect vehicle sales in 2004. Consumers may have shifted their planned vehicle purchases from 2004 to 2003 and 2002. At some point in the future, manufacturers may decrease current levels of incentive spending on new vehicles, which has served to drive sales volume in the past. Such a reduction in incentives could lead to a decline in demand for new vehicles. A decline in vehicle purchases may result in a decline in demand for our services which could adversely affect our business, financial condition and results of operations.

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

If any of our relationships with advertising manufacturers terminates, our revenues would decrease.

We depend on a number of manufacturer relationships for substantially all of our advertising revenues. The termination of any of these relationships or any significant failure to develop additional sources of advertising would cause our revenues to decline which could have a material adverse effect on our business, results of operations and financial condition. We periodically negotiate revisions to existing agreements and these revisions could decrease our advertising revenues in future periods. A number of our agreements with such manufacturers may be terminated without cause. We may not be able to maintain our relationship with such manufacturers on favorable terms or find alternative comparable relationships capable of replacing advertising revenues on terms satisfactory to us. If we cannot do so, our revenues would decline which could have a material adverse effect on our business, results of operations and financial condition.

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

The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Web sites and technology obsolete. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our Web sites and CRM systems and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our Web sites and CRM systems, or other proprietary technology to customer requirements or to emerging industry standards.

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

Our main production systems are hosted in a secure facility with generators and other alternate power supplies in case of a power outage. However, our corporate offices, where we maintain our accounting, finance and contract management systems, are vulnerable to wide-scale power outages. To date, we have not been significantly affected by blackouts or other interruptions in service. In the event we are affected by interruptions in service, our business, results of operations and financial condition could be materially and adversely affected.

We maintain business interruption insurance which pays up to $12.5 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses.

Internet commerce is relatively new and evolving with few profitable business models. We cannot assure that our business model will continue to be profitable.

The market for Internet-based purchasing services has only recently begun to develop and is rapidly evolving. While many Internet commerce companies have grown in terms of revenues, few are profitable. We cannot assure that we will continue to be profitable. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there are few proven services and products. Moreover, since the market for our services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. The extent to which other participants in the automotive industry will accept the role of third party all make, all model services like us is not yet known.

If consumers do not adopt Internet commerce as a mainstream medium of commerce or if automotive industry participants resist the role of third party online services, our revenues may not grow and our earnings may suffer.

The success of our services will continue to depend upon the adoption of the Internet by consumers and dealers as a mainstream medium for commerce and/or the willingness of automotive manufacturers to cooperate with third party services. While we believe that our services offer significant advantages to consumers and dealers, there can be no assurance that widespread acceptance of Internet commerce in general, or of our services in particular, will occur or that automotive companies will continue to accept a role for third party services such as ours. Our success assumes that consumers and dealers who have historically relied upon traditional means of commerce to purchase or lease vehicles, and to procure vehicle financing and insurance, will accept new methods of conducting business and exchanging information and that automotive manufacturers will accept, rather than resist, a role for all make, all model third party sites such as ours that allow for comparisons. In addition, dealers must be persuaded to adopt new selling models and be trained to use and invest in developing technologies. If the market for Internet-based vehicle marketing services fails to develop, develops slower than expected, faces opposition or becomes saturated with competitors, or if our services do not achieve market acceptance, our business, results of operations and financial condition may be materially and adversely affected.

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

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2003. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that material information required to be included in our periodic reports filed with the Securities and Exchange Commission is timely accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

On a regular basis, we review and modify our internal controls and procedures. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls and procedures during our fiscal quarter ended September 30, 2003.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. Autobytel has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between Autobytel and the plaintiff class. It is anticipated that any potential financial obligation of Autobytel to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve payment by Autobytel. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the court. We cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. Autoweb has approved the MOU and related agreements which set forth the terms of a settlement between Autoweb and the plaintiff class. It is anticipated that any potential financial obligation of Autoweb to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve payment by Autoweb. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the court. We cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

We have reviewed the above class action matters and do not believe that it is probable that a loss contingency has occurred, therefore, no amounts have been recorded in our financial statements.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Letter agreement dated July 1, 2003 between Autobytel and Richard Walker

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated November 12, 2003.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated November 12, 2003.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated November 12, 2003.

(b) Reports on Form 8-K:

On July 29, 2003, we filed a Form 8-K dated July 24, 2003 announcing our financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ HOSHI PRINTER

Hoshi Printer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 12, 2003

EXHIBIT INDEX

Exhibit Number

10.1	Letter agreement dated July 1, 2003 between Autobytel and Richard Walker

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated November 12, 2003.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated November 12, 2003.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated November 12, 2003.