Form 10-K
period 2003-12-31
AUTOBYTEL  INC
filed 2004-03-15
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Based on the closing sale price of $6.19 for our common stock on the Nasdaq National Market System on June 30, 2003, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $218.6 million.

As of February 29, 2004, 38,475,517 shares of our common stock were outstanding.

Documents incorporated by reference. Portions of our Definitive Proxy Statement for the 2004 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Form 10-K.

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing, advertising and customer relationship management (CRM) tools and programs primarily through the Internet. We own and operate the car buying Web sites—Autobytel.com®, Autoweb.com® and CarSmart.comSM—and an automotive research Web site, AutoSite.com. We own AVV, Inc. (AVV), a leading provider of dealership lead management tools and dealer management system data extraction services. We are also a leading provider of automotive marketing data and technology through our Automotive Information Center (AIC) division. We believe we generated over one billion dollars a month in vehicle sales in 2003 for dealers using our services.

We provide tools and programs to automotive dealers and manufacturers to help them increase market share and reduce customer acquisition costs. Our intent is to garner an increasing share of the approximately $32 billion spent annually by dealers, dealer associations, aftermarket automotive suppliers and manufacturers on marketing and advertising services.

We are among the largest syndicated car buying content networks and reach millions of unique Internet visitors as they make their vehicle buying decisions. As of January 31, 2004, we had a total of 29,100 dealer relationships representing every major domestic and imported make of vehicle and light truck sold in the United States. Our total dealer relationships included 5,300 relationships with program dealers that participate in our online new car marketing programs and our Used Vehicle CyberStore program. Of these program dealer relationships, 2,600 relationships were with the Autobytel.com brand, 2,300 relationships were with the Autoweb.com brand and 400 relationships were with the CarSmart.com brand. As of January 31, 2004, 539 program dealers had more than one dealer relationship with us. A dealer who subscribes to the Autobytel.com new car program, Used Vehicle Cyberstore program and the Autoweb.com new car program accounts for three dealer relationships. Also included in our total dealer relationships as of January 31, 2004, were 18,700 enterprise dealer relationships with major dealer groups and automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives and 5,100 CRM dealer relationships. The CRM dealer relationship consist of 3,400 AVV, 1,300 iManager (a lead management tool) and 400 Retention Performance MarketingSM (RPMSM) dealer relationships.

Dealers participate in our branded networks by entering into contracts with us directly or through a major dealer group or an automotive manufacturer or its automotive buying service affiliate. In turn, we direct consumers to dealers in their local area based on the consumers’ vehicle preference. We expect our dealers to promptly provide consumers a haggle-free, competitive offer within 24 hours. We recommend that each dealer have an employee whose principal responsibility is supervising its Internet business, similar to the way in which most dealers have a new vehicle sales manager, used vehicle sales manager and service and parts department managers who are responsible for those dealership functions. We believe that dealers who immediately respond to consumer inquiries, have readily available inventory and provide up-front competitive pricing benefit the most from our marketing services. Program fees paid by participating dealers constituted approximately 63% of our revenues in 2003 compared to 72% of revenues in 2002.

We connnect automotive marketers with the millions of unique car shoppers visiting our four branded Web sites (Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com) each month. We provide dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions.

Consumers come to our Web sites to research, compare and configure vehicles and to purchase vehicles through one of our network dealers. Once they are ready to buy a vehicle, consumers can submit a purchase request through any of our three online car buying Web sites — Autobytel.com, Autoweb.com or CarSmart.com — to be connected to at least one of our participating dealers. In addition, consumers have access to a diverse suite of related services information and original automotive editorial content at our research Web site, AutoSite.com.

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

Through AVV, we provide dealer lead management tools and data extraction services such as Web Control® and Automotive Download Service (ADS). Web Control is a customer management tool that enables dealers to manage Internet and walk-in sales activity, maintain customer history and activity, measure and report on marketing effectiveness or return on investment, as well as establish automated marketing programs and customize sales process and workflow inside the dealership. ADS extracts data, including new and used car inventory and sales, service and finance records, from the dealership management system. Dealers use this service to post their inventory across the Internet, to report on and measure sales effectiveness, and to generate customer loyalty and retention marketing programs. This data also integrates with AVV’s CRM solution, which includes automated sales prospecting and retention marketing. We are migrating our dealers who use the iManager lead management tool to WebControl.

We provide RPM to dealers and manufacturers. RPM is designed to deliver a more efficient method for dealers and manufacturers to retain their car buying and service customers. The product purifies the data in customer records, verifying contact information from within the dealership management system, then automatically outputs welcome letters or e-mails for new car buying and service customers. Service reminders and campaigns can then be sent out on a regular basis based on each customer’s specific driving habits. The product also offers dealers a range of reporting and analysis capabilities. Each month, the dealership receives an executive summary that allows the dealership to measure results by showing return on investment, gross revenue generated per active customer name and response rate.

Most automotive manufacturers, including DaimlerChrysler, Ford, General Motors, Hyundai and Honda, currently use our AIC automotive data or technology to power their Web sites. In addition, major consumer portals, including MSN Autos and Yahoo, also use our content or technology.

We are a Delaware corporation. Our principal corporate offices are located in Irvine, California. We completed our initial public offering in March 1999 and our common stock is listed on the Nasdaq National Market under the symbol ABTL. Our corporate Web site is located at www.autobytel.com. Information on our Web site is not incorporated by reference in this Annual Report on Form 10-K. At or through the Investor Relations section of such Web site we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Code of Conduct and Ethics for Employees, Officers and Directors is available at the Corporate Governance link of the Investor Relations section of such Web site.

Background

Online Commerce Opportunities. Consumers have rapidly adopted the Internet into their car shopping and purchasing process and are expected to continue to do so in the future. In 1998, 25% of all new car buyers used the Internet during their car purchasing process. According to J.D. Power and Associates, that number rose to 64% in 2003. In addition, according to J.D. Power and Associates, in 2003 nearly one-half of new car buyers indicated that the Internet impacted their make/model purchase decision up from 40% in 2002. According to Jupiter Media Metrix, by 2007, 37% of all new car sales will be the direct result of a specific purchase decision made online. Studies from major third party research companies indicate that consumers prefer independent, multi-brand Web sites for product reviews, comparisons and pricing information.

The Automotive Vehicle Market. Automotive dealers operate in local markets and face significant state regulations and increasing business pressures. These fragmented markets are characterized by:

•	a perceived overabundance of dealerships,

•	competitive sales within regional markets,

•	increasing advertising and marketing costs that continue to reduce dealer profits,

•	high-pressure sales tactics with consumers, and

•	large investments by dealers in inventory, real estate, construction, personnel and other overhead expenses.

The ongoing rapid adoption of the Internet by consumers during their vehicle purchasing process has resulted, in part, from the fact that consumers have traditionally entered into the highly negotiated sales process with relatively little information regarding manufacturer’s costs, leasing costs, financing costs, relative specifications and other important information. In addition, the ongoing growth of new vehicle sales generated online is in part an outgrowth of the high pressure sales tactics consumers associate with the traditional vehicle buying experience. Buying a vehicle is considered to be one of the most significant purchases a United States consumer makes. According to Manheim Auctions, approximately $750 billion and $721 billion was spent on purchasing new and used vehicles in the United States in 2003 and 2002, respectively.

The Autobytel Solution

We believe that our marketing services improve the vehicle purchasing process for dealers, automotive manufacturers and consumers. The Internet’s wide reach to consumers allows us to leverage our investment in branding and marketing across a very large audience to create qualified purchase requests for vehicles. For these reasons, we believe that the Internet represents the most efficient method of directing purchase requests to local markets and dealers. We believe our services enable dealers to reach consumers from an attractive demographic base, reduce marketing costs, increase consumer satisfaction and increase vehicle sales and profits. We offer automotive manufacturers qualified car buyers to target during the consumer’s research and consideration phase. We offer consumers Web sites with quality automotive information, numerous tools to configure this information, and a convenient and efficient car purchasing process.

Benefits to Dealers. We believe we benefit dealers by reducing the dealers’ incremental marketing costs and increasing sales volume. Franchised new car dealers spend an average of $485 in traditional marketing costs on each vehicle sold. We believe dealers’ personnel costs could be reduced because we provide dealers access to potential purchasers who have completed their research and should be ready to buy or lease a vehicle. As a result, reaching these consumers and selling or leasing them vehicles costs the dealer little or no additional overhead expense other than the fees paid to us and the personnel costs of a dedicated manager. We believe franchised new car program dealers spend an average of $160 in marketing costs on each vehicle sold by using our new car marketing services. Through our WebControl system, we provide dealers with on-site technology to better track sales, inventory, customer solicitations, responses and other communications.

We direct consumers to dealers in their local area based on the consumers’ vehicle preference. We believe this provides dealers access to a large number of well informed, ready-to-buy consumers which allows dealers to compete more effectively.

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

Benefits to Manufacturers. Research shows that of all new car buyers, 64% use the Internet while shopping. Manufacturers can influence car buyers’ decisions by targeting them during their research, consideration and decision process, in particular, by using our dynamic marketing programs. In addition, manufacturers can use our AIC data and technology tools to power their own Web sites allowing consumers to configure and compare cars.

Benefits to Consumers. Because Web sites can be continually updated and provide a large quantity of quality information and because consumers have shown a preference for third party Web sites and a preference for using the Internet during their car shopping experience, we believe the Internet offers the most efficient medium for consumers to learn about and shop for vehicles. Our Web sites provide consumers free of charge up-to-date specifications and pricing information on vehicles and ready-to-print vehicle information summaries of each new make and model on the market. In addition, our consumers gain easy access to valuable automotive information, such as dealer invoice pricing and tools consisting of a lease calculator, a loan calculator to determine monthly payments and a lease or buy decision assistant. Our database of articles allows consumers to perform online library research by accessing documents such as consumer and professional reviews. Various automotive information service providers, such as Kelley Blue Book and Intelliprice, are also available on our Web sites to assist consumers with specific vehicle and related automotive decisions. Armed with such information, the consumer should be more confident and capable of making an informed and intelligent vehicle buying decision.

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

Strategy

We are an automotive marketing services company that helps retailers sell cars and manufacturers build brands through efficient marketing, advertising and CRM tools and programs primarily through the Internet. Since our inception we have invested heavily to build our dealer networks. We consider our dealer networks to be significant strategic assets where new services and products can be deployed. We intend to garner an increasing share of the approximately $32 billion spent annually by dealers, dealer associations, aftermarket automotive suppliers and manufacturers on marketing and advertising services. We intend to achieve this objective through the following principal strategies:

Increase the Quality and Quantity of Purchase Requests that Can Be Monetized. We believe that increasing the quality and quantity of purchase requests that can be monetized is crucial to the long-term growth and success of our business. As part of our strategy to improve the quality of purchase requests, we continue to expand the breadth and depth of information and services available through our Web sites so that well informed, ready-to-buy consumers can be directed to participating dealers. We are also investing in new initiatives to help drive an increasing number of qualified buyers to dealerships. By augmenting the volume of quality purchase requests, we expect to attract additional dealers to our networks, increase fees paid by dealers, and solidify our relationships with existing dealers. Our strategy for increasing traffic to our Web sites and the number of purchase requests that can be monetized includes forming and maintaining online sponsorships and alliances with Internet portals and with Internet automotive information providers.

Increase the Number of Profitable Relationships with Program Dealers Using Our Marketing Services. We believe that strengthening the size and quality of our program dealer networks is important to the success and growth of our business. Our strategy is to increase the size of our program dealer networks by attracting new dealers and strengthening relationships with existing dealers by:

•	increasing the monetizable volume and quality of purchase requests,

•	participating in industry trade shows aimed at dealers,

•	providing customized dealer management reports to enhance dealership operations,

•	maintaining our training and support programs to participating dealers, and

•	providing our WebControl system to all participating dealers.

Increase Enterprise Sales to Major Dealer Groups and Automotive Manufacturers. We believe that strengthening the size and quality of our relationships with major dealer groups and automotive manufacturers is important to the success and growth of our business. Our strategy is to provide major dealer groups and automotive manufacturers, such as General Motors, Ford and AutoNation, with access to a large number of purchase-minded consumers. Major dealer groups are dealer groups with more than 25 dealerships with whom we have a single agreement. We have existing relationships with most automotive manufacturers and have an opportunity to expand these relationships into our other marketing services. In 2003, revenues for enterprise sales, advertising and other products and services from General Motors accounted for 10% of our total revenues. The loss of such revenues may have a material adverse effect on our business, results of operations and financial condition.

Strengthen the Advertising Component of our Business Model. Our advertising sales effort is primarily targeted to vehicle manufacturers and automotive-related mass market consumer vendors. Using the targeted nature of Internet advertising, manufacturers can advertise their brand image effectively to specific subsets of our consumers. Vehicle manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. We provide dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions.

Increase CRM Sales to Program Dealers, Major Dealer Groups and Automotive Manufacturers. We believe that providing CRM products and tools such as Web Control and RPM will strengthen the size and quality of our relationships with program dealers, major dealer groups and automotive manufacturers and will be an integral factor in the success and growth of our business. Our strategy is to provide program dealers, major dealer groups and automotive manufacturers with best in class CRM products and tools.

Enter into Acquisitions and Strategic Alliances. We intend to grow and advance our business, in part, through acquisitions and strategic alliances. We believe that acquisitions and strategic alliances can allow us to increase market share, benefit from advancements in technology and strengthen our business operations by enhancing our offering of products and services. We may acquire businesses that increase our market share in the lead referral and automotive information content businesses. In furtherance of this strategy, we acquired Autoweb.com, Inc. in August 2001. In addition, to complement our core business, we may also acquire businesses primarily focused on automotive customer relations management solutions and services, database marketing services and/or Web site management. In June 2003, we acquired AVV, a leading provider of dealership lead management tools and dealer management system data extraction services.

Invest in Other Core Product Initiatives Designed to Improve Lead Quality and Dealer Profitability. We believe that expanding our products and services offered to both manufacturers and dealers is critical to establishing ourselves as the premier provider of online automotive marketing services. In 2002, we introduced RPM. We also developed a multi-level program to further qualify consumers we send to the dealers using our services. The Autobytel Quality Verification System (QVS) uses filters and validation processes to identify consumers with strong purchase intent. As a result of the implementation of QVS, purchase request quality increased. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We anticipate that improved purchase request quality will help us further reduce customer credits, reduce dealer turnover and increase revenues in the future. In 2003, we announced a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to automotive consumers who have visited the Internet—consumers that now represent nearly two out of three new car buyers. According to J.D. Power and Associates, in 2003 89% of automotive Internet users went online to do research before actually visiting a dealership.

Continue to Build Brand Equity. In the future we intend to continue to market and advertise to enhance the brand recognition of our Web sites with consumers. We believe that continuing to strengthen brand awareness of the Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com names among consumers is critical to attract vehicle buyers, increase purchase requests and, in turn, maintain and increase the size of our dealer and automotive manufacturer relationships. In 2003, we introduced new consumer features such as personal vehicle reports. Personal vehicle reports are downloadable, printer-friendly reports containing vehicle shopping and buying information. In 2002, we introduced Estimated Market Price (EMP) and AutoEspanol. The EMP data provides the average selling price for hundreds of popular new makes, models and trim levels. AutoEspanol, the first integrated suite of Spanish-language vehicle research and shopping tools for the Internet, includes expert auto information and Spanish versions of leading vehicle research and comparison tools developed by AIC. In addition, in the past, we have advertised through traditional media, such as television, radio and print publications and may do so again in the future.

Ensure the Highest Quality Consumer Experience On Our Web Sites. We believe that consumer satisfaction and loyalty is heavily influenced by the consumer’s experience with our Web sites and with our dealers. In order to enhance our appeal to consumers, we intend to continue developing our Web sites by enhancing vehicle information and personalization. We also plan to continue compiling high quality content from third party sources on our Web sites. We believe that consumer satisfaction with the vehicle purchasing experience is also essential to our success and the differentiation of our services from those of our competitors. We intend to continue to invest in our program dealer training and support services to ensure a consistent, high-quality alternative to the traditional vehicle buying process. We actively monitor participating program dealers through ongoing consumer surveys and research conducted by our internal dealer support group. Program dealers that fail to abide by our program guidelines or who generate repeated consumer complaints are reviewed and, if appropriate, terminated.

Enhance and Broaden Content Offerings. We provide high quality content which facilitates consumer buying decisions related to and including the purchase of a vehicle. We work with leading automotive content providers to provide consumers with advice and information on our Web sites. We use AIC data on all four of our Web sites.

Programs, Products and Services

New Vehicle Purchasing Service. Our new vehicle purchasing service enables consumers to shop for and select a new vehicle through our Web sites, Autobytel.com, Autoweb.com and CarSmart.com, by providing research on new vehicles such as pricing, features, specifications and colors. When consumers indicate they are ready to buy a vehicle, consumers can complete a purchase request online, which specifies the type of vehicle and accessories the consumers desire, along with the consumers’ contact information. We validate the consumer contact information using our proprietary Quality Verification System and then route it to the nearest participating dealer that sells the type of vehicle requested. We promptly return an e-mail message to the consumer with the dealership’s name and phone number and the name of the dedicated manager at the dealership. Program dealers agree in their contracts to contact the consumer within 24 hours of receiving the purchase request with a firm, haggle-free price quote for the requested vehicle. When consumers complete their purchase, they usually take delivery of their vehicle at the dealership showroom. Generally, within 10 days of the submission of a consumer’s purchase request, we contact the consumer again by e-mail to conduct a quality assurance survey that allows us to evaluate the sales process at participating program dealers and improve the quality of dealer service.

Dealers participate in our networks by entering into contracts with us or through major dealer groups or automotive manufacturers or their automotive buying service affiliates with whom we have agreements. Generally, our program dealer contracts have terms ranging from 90 days to one year and are terminable on 30 days’ notice by either party. The majority of our program fees consist of monthly subscription and transactional fees. We reserve the right to adjust our fees to program dealers upon 30 days notice at anytime during the term of the contract. We do not prevent dealers from entering into agreements with our competitors.

Used Vehicle CyberStore. We launched our CyberStore program in April 1997. The CyberStore allows consumers to search for a certified or non-certified used vehicle according to specific search parameters such as the price, make, model, mileage, year and location of the vehicle. Currently, the CyberStore is available to consumers on all three of our car buying Web sites—Autobytel.com, Autoweb.com and CarSmart.com. CyberStore locates and displays the description, location and, if available, actual digital photograph of vehicles that satisfy the search parameters. The consumer can then submit a purchase request for a specific vehicle and is contacted by the dealer to conclude the sale. To be listed as a certified vehicle in the CyberStore, a used vehicle must pass an extensive inspection and be covered by a 72-hour money-back guarantee or exchange and a three-month, 3,000-mile warranty. During 2003, our Cyberstore program had over 1 million dealer vehicle listings on our Web sites. In January 2004, our average daily inventory of vehicles on our Cyberstore program was approximately 280,000. We charge each vehicle dealer that participates in the CyberStore program a separate additional monthly fee. The CyberStore program provides participating dealers online purchase requests shortly after submission by consumers, as well as the ability to track their inventory on a real-time basis.

In January 2004, we expanded the offerings available under our used car program with the introduction of Premium Pre-Owned services and AutobytelConnect. Autobytel’s Premium Pre-Owned offers dealers preferred placement of their vehicle listings and greater advertising opportunities, giving dealers the ability to have more direct impact on consumers. Thumbnail photos of each vehicle listing, with multiple photo view options, are available along with links to the dealership’s Web site and online inventory. AutobytelConnect is designed to help generate new sales for dealers by listing a toll-free number next to each pre-owned vehicle. This allows consumers who prefer to speak with a representative of the dealership to call the representative directly. The “800” number can be routed to any land or mobile line, including a direct connection to the Internet department. All call activity is automatically recorded, enabling dealers to review every call, even if the call is busy, abandoned or after hours. Participating dealers can also access user-friendly reports online to measure follow-up and closing performance.

The WebControl System. In June 2003, we acquired AVV, a leading provider of dealership lead management tools such as WebControl. WebControl is a customer mangagement tool that enables dealers to manage Internet and walk-in sales activity, maintain customer history and activity, measure and report on marketing effectiveness or return on investment, as well as establish automated marketing programs and customize sales process and workflow inside the dealership.

Automotive Download Services (ADS). AVV provides dealers with data extraction services through ADS. ADS extracts data, including new and used car inventory and sales, service and finance records, from the dealership management system. Dealers use this service to post their inventory across the Internet, to report on and increase sales effectiveness, and to generate customer loyalty and retention marketing programs.

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

Training. We believe that dealers and their employees require specialized training to learn the skills necessary to serve the Internet user and take full advantage of our proprietary systems. Therefore, we have developed an extensive training program for dealers. We believe that this training is critical to enhancing our brands and reputation. We require program dealers to have their representatives trained on our system. Training is conducted at our headquarters in Irvine, California, at regional training centers and at dealerships’ premises. In training our program dealers, we de-emphasize traditional vehicle selling techniques and emphasize our approach of immediately responding to consumer inquiries and providing up-front competitive no-haggle pricing. In February 2003, we announced a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to automotive consumers who have visited the Internet—consumers that now represent nearly two out of three new car buyers.

Advertising Services. We now have four Web site properties to market media products to automotive manufacturers and related businesses. The Web sites offer an audience of car-shopping and car buying consumers that advertisers can target as they make their vehicle purchase decision. We provide dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions. Dynamic Content Placement (DCP) allows manufacturers to automatically present specific comparative information relevant to the vehicle that is being researched to car shoppers using our Web sites. Supported by data and technology provided by AIC, DCP targets consumers deep into the research and decision-making process as they compare various vehicles online. For example, a consumer who is researching a sport utility vehicle can be automatically presented with factual information indicating the advantages of a competing sport utility vehicle model. DCP message advantage statements correlate to thousands of model trim data points and are delivered dynamically as the car buyer compares vehicles on our Web sites. This provides substantial efficiency benefit for advertisers, who are not required to craft thousands of individual messages. We also provide a customizable advertising product, the Featured Model Showcase, that offers manufacturers the opportunity to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Each Featured Model Showcase is a collaborative effort with the advertiser to meet specific campaign objectives. Features can include purchase request functionality, image galleries, brochure requests and video.

Automotive Information Center. AIC provides comprehensive automotive information to dealers and manufacturers, major web portals and consumers through its research Web site, AutoSite.com, and data and technology tools. Manufacturers can use our AIC data and technology tools to power their own Web sites allowing consumers to configure and compare cars. Most automotive manufacturers, including DaimlerChrysler, Ford, General Motors, Hyundai and Honda, currently use our AIC automotive data or technology to power their Web sites. In addition, major consumer portals, including MSN Autos and Yahoo, also use our content or technology.

We plan to introduce new products and programs from time to time to enhance our portfolio of dealer, major dealer group and automotive manufacturer offerings.

Service and Maintenance. We believe our Web sites empower consumers with cost effective and efficient processes for dealing with common service and maintenance issues. The Autobytel.com and CarSmart.com Web sites include the My Garage area where consumers can store and receive information about their cars and trucks, such as service reminders, recall information and a lease watch to help keep track of mileage on a leased vehicle. Through our car buying Web sites, consumers can also submit service requests to dealers.

Consumer Products and Other Services. We offer related products and services, including insurance and finance, that we market to consumers through our Web sites and the linked Web sites of participating third party providers.

International. We do not expect to devote substantial resources to international operations, but may continue to explore additional licensing business as opportunities arise. In March 2002, Autobytel.Europe LLC (Autobytel.Europe) completed its restructuring which reduced our ownership to 49%. As a result, we no longer consolidate Autobytel.Europe in our financial statements. Revenues from our customers outside of the United States were 6%, 2% and less than 1% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Sales and Marketing

Our ability to enhance the recognition of our brand names, as well as increase the number and quality of vehicle purchase requests delivered to our dealers and increase the number and quality of participating dealerships is important to our efforts of positioning ourselves as a leading automotive marketing services provider. We have been the subject of numerous newspaper, magazine, radio and television stories. Television stories featuring us have aired nationally on all major television networks. We believe that ongoing media coverage is an important element in creating consumer awareness of our brand names and has contributed to dealership awareness of, and participation in, our programs.

Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $30.7 million, $31.1 million and $24.9 million in 2003, 2002 and 2001, respectively.

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

We compete with other entities which maintain similar commercial Web sites including AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, AutoNation and AutoTrader.com. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. AVV competes with companies such as Reynolds and Reynolds and Cobalt Systems Corporation. Our customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., iDrive Online, Minacs, Online Administrators and Teletech.

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

In response to concerns about our marketing referral program raised by the Texas Department of Transportation, we modified our program in that state to achieve compliance. These modifications included implementing a pricing model under which all participating dealerships (regardless of brand) in a given zip code in Texas are charged uniform fees and opening our program to all dealerships who wish to apply.

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

Financing Related Activities. We provide a connection through our Web sites that allows a consumer to obtain finance information and loan approval. We receive marketing fees from financial institutions in connection with this advertising activity. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we intend to obtain such licenses. We may be unable to comply with a state’s regulations affecting our current operations or newly introduced services, or we could be required to incur significant fees and expenses to license or be compelled to discontinue such operations in those states.

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

We do not believe that our activity requires us to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to ours. Given this uncertainty, we have proactively applied for and currently hold, through a wholly-owned subsidiary, insurance agent licenses or are otherwise authorized to engage in the sale of insurance in numerous states.

Employees

As of February 29, 2004, we had a total of 328 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the following additional factors may affect our future results.

We have only been profitable for the last five quarters and otherwise have a history of net losses and cannot assure that we will continue to be profitable. If we are unable to sustain our recent profitability and we lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002. Having achieved profitability in the fourth quarter of 2002, we might fail to sustain or increase that profitability in the future. We cannot assure that we will be profitable. Autobytel had an accumulated deficit of $153.8 million as of December 31, 2003 and $161.2 million as of December 31, 2002.

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

We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will continue to be profitable.

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

Generally, our program dealer agreements have a stated term ranging from 90 days to one year, but such dealer agreements are cancelable by either party upon 30 days notice. Participating program dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. We cannot assure that program dealers will not terminate their agreements with us. Our business is dependent upon our ability to attract and retain qualified new and used vehicle program dealers, major dealer groups and automotive manufacturers. In order for us to grow or maintain our dealer networks, we need to reduce our dealer attrition. We cannot assure that we will be able to reduce the level of dealer attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition.

We may lose participating program dealers because of the reconfiguration or elimination of exclusive dealer territories. We will lose the revenues associated with any reductions in participating program dealers resulting from such changes.

We may reduce, reconfigure or eliminate exclusive territories currently assigned to Autobytel or CarSmart program dealers. If a program dealer is unwilling to accept a reduction, reconfiguration or elimination of its exclusive territory, it may terminate its relationship with us. A program dealer also could sue to prevent such reduction, reconfiguration or elimination, or collect damages from us. We have experienced one such lawsuit. A material decrease in the number of program dealers participating in our networks or litigation with program dealers could have a material adverse effect on our business, results of operations and financial condition.

We rely heavily on our participating dealers to promote our brand value by providing high quality services to our consumers. If dealers do not provide our consumers high quality services, our brand value will diminish and the number of consumers who use our services may decline causing a decrease in our revenues.

Promotion of our brand value depends on our ability to provide consumers a high quality experience for purchasing vehicles throughout the purchasing process. If our dealers do not provide consumers with high quality service, the value of our brands could be damaged and the number of consumers using our services may decrease. We devote significant efforts to train participating program dealers in practices that are intended to increase consumer satisfaction. Our inability to train program dealers effectively, or the failure by participating dealers to adopt recommended practices, respond rapidly and professionally to vehicle inquiries, or sell and lease vehicles in accordance with our marketing strategies, could result in low consumer satisfaction, damage our brand names and materially and adversely affect our business, results of operations and financial condition.

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

We compete with other entities which maintain similar commercial Web sites including AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, AutoNation and AutoTrader.com. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. AVV competes with companies such as Reynolds and Reynolds and Cobalt Systems Corporation. Our customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., iDrive Online, Minacs, Online Administrators and Teletech.

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

The seasonal patterns of Internet usage and vehicle purchasing do not completely overlap. Historically, Internet usage typically declines during summer and certain holiday periods, while vehicle purchasing in the United States is strongest in the spring and summer months. In addition, purchase request volume usually declines in the summer because of the model year change over, as some consumers defer purchases until information regarding the new model year is available, and many manufacturers do not make their data available for publication until later in the year. As seasonality occurs, investors may not be able to predict our annual operating results based on a quarter to quarter comparison of our operating results. Seasonality in the automotive industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, results of operations and financial condition.

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

Threatened terrorist acts and the ongoing military action have created uncertainties in the automotive industry and domestic and international economies in general. These events may have an adverse impact on general economic conditions, which may reduce demand for vehicles and consequently our services and products which could have an adverse effect on our business, financial condition and results of operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions on our business, financial condition and results of operations.

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

Acquisitions involve numerous risks. For example:

•	It may be difficult to assimilate the operations and personnel of an acquired business into our own business,

•	Management information and accounting systems of an acquired business must be integrated into our current systems,

•	We may lose dealers participating in both our network as well as that of the acquired business, if any,

•	Our management must devote its attention to assimilating the acquired business which diverts attention from other business concerns,

•	We may enter markets in which we have limited prior experience, and

•	We may lose key employees of an acquired business.

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

We presently host our production Web sites and certain systems, including Autobytel.com, Autoweb.com, CarSmart.com, AutoSite.com, AVV.com and RPM, at secure hosting facilities in Irvine, California and Columbus, Ohio. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future.

Our main production systems and our accounting, finance and contract management systems are hosted in a secure facility with generators and other alternate power supplies in case of a power outage. However, our corporate offices, where we have the users and applications for our accounting, finance and contract management systems, are vulnerable to wide-scale power outages. To date, we have not been significantly affected by blackouts or other interruptions in service. In the event we are affected by interruptions in service, our business, results of operations and financial condition could be materially and adversely affected.

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

If consumers do not continue to adopt Internet commerce as a mainstream medium of commerce or if automotive industry participants resist the role of third party online services, our revenues may not grow and our earnings may suffer.

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

Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Recently, the stock market in general and the shares of emerging companies in particular have experienced significant price fluctuations. The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in our quarterly operating results,

•	historical and anticipated operating metrics such as the number of participating dealers, the visitors to our Web sites and the frequency with which they transact,

•	announcements of new product or service offerings,

•	technological innovations,

•	competitive developments, including actions by automotive manufacturers,

•	changes in financial estimates by securities analysts,

•	conditions and trends in the Internet, electronic commerce and automotive industries,

•	adoption of new accounting standards affecting the technology or automotive industry and

•	general market conditions and other factors.

Further, the stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates, international currency fluctuations, terrorist acts, military actions or wars, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

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

International activities may adversely affect our results of operations and financial condition.

Our licensees currently have Web sites in the United Kingdom, Sweden, The Netherlands and Japan. Revenue from our licensees may be adversely affected by risks in conducting business in their markets, such as regulatory requirements, changes in political conditions, potentially weaker intellectual property protections and educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce. In addition, our investment in licensees may be impaired. We may expand our brand into other foreign markets primarily through licensing our trade names. In the past we incurred losses in our international activities. We cannot be certain that we will be successful in introducing or marketing our services abroad. Our results of operations and financial condition may be adversely affected by our international activities.

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

Our ability to compete depends upon our proprietary systems and technology. While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. As part of our confidentiality procedures, we generally enter into confidentiality agreements with our employees and consultants and limit access to our trade secrets and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims or infringement or invalidity. Misappropriation of our intellectual property or potential litigation could have a material adverse effect on our business, results of operations and financial condition.

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

We also enter into agreements with other companies under which any revenue that results from the purchase of services through direct links to or from our Web sites is shared. Such arrangements may expose us to additional legal risks and uncertainties, including disputes with such parties regarding revenue sharing, local, state and federal government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

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

We currently anticipate that our cash, cash equivalents and short-term and long-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. In addition, our ability to continue to operate our business may also be materially adversely affected in the event additional financing is not available when required. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

This report contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth above and elsewhere in this Annual Report on Form 10-K. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this Annual Report on Form 10-K.

Item 2. Properties

Our headquarters are located in a single office building in Irvine, California. We lease four floors, for a total of approximately 49,000 square feet. The lease expires in September 2005. AVV is located in a single office building in Westerville, Ohio and occupies approximately 17,000 square feet. The lease expires in September 2009. We relocated AIC’s operations to our Irvine office from Westborough, Massachusetts in 2003. We continue to pay rent on the former AIC premises in Westborough. The lease expires in May 2005.

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

On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. Autobytel has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful and for Autobytel to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. It is anticipated that any potential financial obligation of Autobytel to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by Autobytel. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the court. We cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. Autoweb has approved the MOU and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful and for Autoweb to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by Autoweb. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the court. We cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

Year	High	Low
2002
First Quarter	$3.94	$1.71
Second Quarter	$4.24	$2.33
Third Quarter	$3.00	$1.45
Fourth Quarter	$3.25	$1.77
2003
First Quarter	$4.02	$2.45
Second Quarter	$6.83	$3.48
Third Quarter	$10.75	$5.51
Fourth Quarter	$12.70	$7.74
2004
First Quarter (through March 1, 2004)	$14.40	$9.03

As of February 29, 2004, there were 569 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We intend to retain all of our future earnings, if any, for use in our business, and therefore we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provide detailed information regarding acquisitions, deconsolidation, impairment, restructuring and other charges which have impacted our results of operation and financial condition and affect the comparability of the financial data provided below. The statement of operations data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999 are derived from our audited consolidated financial statements.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollar amounts in thousands, except per share data)
Statement of Operations Data:
Revenues	$88,943	$80,855	$71,068	$66,532	$40,298
Operating expenses:
Sales and marketing	52,646	49,082	50,648	65,266	44,176
Product and technology development	18,723	22,695	20,410	22,847	14,262
General and administrative	11,461	9,876	14,973	13,797	8,595
Goodwill impairment	—	—	22,867	—	—
Autobytel.Europe restructuring, impairment and other international charges	—	15,015	7,229	—	—
Domestic restructuring and other charges, net	(27)	1,800	4,514	—	—

Total operating expenses	82,803	98,468	120,641	101,910	67,033

Income (loss) from operations	6,140	(17,613)	(49,573)	(35,378)	(26,735)
Loss on recapitalization of Autobytel.Europe	—	(4,168)	—	—	—
Other income, net	1,288	207	3,264	6,017	3,468

Income (loss) before minority interest and income taxes	7,428	(21,574)	(46,309)	(29,361)	(23,267)
Minority interest	—	866	1,485	369	—

Income (loss) before income taxes	7,428	(20,708)	(44,824)	(28,992)	(23,267)
Provision for income taxes	8	6	27	42	53

Net income (loss)	$7,420	$(20,714)	$(44,851)	$(29,034)	$(23,320)

Basic net income (loss) per share	$0.22	$(0.67)	$(1.84)	$(1.45)	$(1.48)

Diluted net income (loss) per share	$0.20	$(0.67)	$(1.84)	$(1.45)	$(1.48)

Shares used in computing basic net income (loss) per share	34,508	31,143	24,404	20,047	15,766

Shares used in computing diluted net income (loss) per share	37,626	31,143	24,404	20,047	15,766

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$51,643	$27,571	$61,837	$81,945	$85,457
Short-term investments	3,991	—	—	—	—
Working capital	53,608	25,276	51,562	68,447	74,756
Long-term investments	6,000	—	—	—	—
Total assets	96,326	55,224	90,781	123,618	93,582
Non-current liabilities	—	255	—	—	—
Accumulated deficit	(153,772)	(161,192)	(140,478)	(95,627)	(66,593)
Stockholders’ equity	$82,810	$42,422	$60,395	$91,806	$76,706

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

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing, advertising and customer relationship management (CRM) tools and programs primarily through the Internet. We own and operate the automotive Web sites Autobytel.com, Autoweb.com, CarSmart.com and AutoSite.com. We own AVV, a leading provider of dealership lead management tools and dealer management system data extraction services. We are also a leading provider of automotive marketing data and technology through our Automotive Information Center division.

On June 4, 2003, we acquired Applied Virtual Vision, Inc., now AVV, Inc. We acquired AVV for 711,109 shares of our common stock and $4.7 million in cash. We have included AVV’s financial position and results of operations, including revenues, expenses, cash flows and other relevant operating activity, from the date of acquisition in the discussion and analysis of our consolidated financial position and results of operations below.

On June 24, 2003, we completed the sale of a total of 5,000,000 shares of common stock to six institutional investor groups in a private placement for gross proceeds of $27.0 million, or $5.40 per share. Net proceeds after commissions and other transaction costs were $25.6 million. We intend to use the proceeds for general corporate purposes, including potential acquisitions.

Fiscal year 2003 was our first year of profitability. We are currently experiencing growth in revenue and net income. In addition, in the past several quarters we have been able to better diversify our revenue mix. Our current business strategy is to grow our existing business and make acquisitions.

As of December 31, 2003, we had $61.6 million in cash, cash equivalents, and short-term and long-term investments. We generated $9.4 million in cash from operations during 2003. We expect to continue generating cash from operations in 2004.

In the first half of 2003, our number of program dealer relationships declined. In the second half of 2003, we achieved positive net additions to our number of program dealer relationships. We had 5,300 program dealer relationships as of December 31, 2003 compared to 5,400 as of December 31, 2002. We expect to maintain positive net additions to program dealer relationships in 2004.

As of December 31, 2003 and December 31, 2002, we had approximately 29,000 and 20,200 dealer relationships, respectively. As of December 31, 2003, our dealer relationships consisted of approximately 18,700 enterprise dealer relationships, 5,300 program dealer relationships and 5,000 CRM dealer relationships, including approximately 3,400 AVV, 1,200 iManager (a lead management tool) and 400 RPM dealer relationships. As of December 31, 2002 our dealer relationships consisted of approximately 14,700 enterprise dealer relationships, 5,400 program dealer relationships and 100 RPM dealer relationships. AVV was acquired in June 2003 and we did not count iManager dealer relationships in 2002.

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

Generally, our program dealer contracts have terms ranging from 90 days to one year and are terminable on 30 days’ notice by either party. The majority of our program fees consist of monthly subscription and transactional fees which are recognized in the period service is provided. For the years ended December 31, 2003, 2002 and 2001, program fees were $56.1 million, $58.0 million and $52.3 million, or 63%, 72% and 74% of total revenues, respectively. Average monthly program fees per dealer were $871, $810 and $721 in 2003, 2002 and 2001, respectively.

Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and for use of our lead management tools and services as well as fees from manufacturers and other users for automotive marketing data and technology. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us and/or use our lead management tools and services as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include manufacturers such as General Motors, Ford, Mercedes Benz and Mazda. A program with a major manufacturer accounted for approximately 10,000 enterprise dealer relationships as of December 31, 2003. The program automatically extends in one month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks. We intend to strengthen the size and quality of our relationships with major dealer groups, automotive manufacturers and other users of automotive marketing services and technology. Enterprise sales include revenues from AVV beginning on the date of acquisition, June 4, 2003. Revenues from enterprise sales were $15.2 million, $10.5 million and $6.6 million, or 17%, 13% and 9% of total revenues, in 2003, 2002 and 2001, respectively.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively on any of our four Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Our customizable advertising product, the Featured Model Showcase, offers manufacturers the opportunity to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Features can include purchase request functionality, image galleries, brochure requests and video. With further selling of our advertising inventory and an increase in Internet advertising spending by automotive manufacturers, we anticipate that our advertising business in 2004 will increase compared to 2003. Revenues from advertising were $11.8 million, $7.9 million and $4.3 million in 2003, 2002 and 2001, or 13%, 10% and 6% of total revenues, respectively.

Revenues from other products and services include fees from our customer loyalty and retention marketing program for dealerships and manufacturers called RPM, classified listings for used cars, data extraction services, international licensing agreements and other products and services. Beginning on June 4, 2003, the acquisition date of AVV, revenues from other products and services also include fees from our data extraction service. We expect to increase the number of dealers subscribing to our RPM program. In 2003, 2002 and 2001, revenues from other products and services were $5.8 million, $4.4 million and $7.8 million, or 7%, 5% and 11% of total revenues, respectively.

To enhance the quality of purchase requests, each purchase request is passed through our Quality Verification System (QVS)SM which uses filters and validation processes to identify consumers with strong purchase intent before delivering the purchase request to our program and enterprise dealers. We have also implemented additional custom filters and validation processes to further enhance our existing process of validating consumer information. The implementation of these quality enhancing processes allows us to deliver high quality purchase requests to our program and enterprise dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We anticipate that improved purchase request quality will help us further reduce customer credits, reduce dealer turnover and increase revenues in the future.

We delivered approximately 3.1 million and 3.6 million purchase requests through our online systems to program and enterprise dealers in 2003 and 2002, respectively. Of these, approximately 2.2 million and 3.1 million were delivered to program dealers and approximately 0.9 million and 0.5 million were delivered to enterprise dealers in 2003 and 2002, respectively. Purchase requests delivered to program dealers in 2003 decreased by 0.9 million, or 27%, compared to 2002. The decrease was a result of the implementation of QVS in August 2002, as we rejected purchase requests that did not meet our higher qualification standards. The decrease was also a result of a decline in our number of program dealer relationships during 2003 compared to 2002, due, in part, to our efforts to retain dealers that provide a reasonable profit to us. Our revenue per purchase request from program dealers increased to $23.89 in 2003 from $18.61 in 2002. Purchase requests delivered to enterprise dealers in 2003 increased by 0.4 million, or 61%, compared to 2002, due to the addition of a major manufacturer to our enterprise program during 2002. We expect the number of purchase requests we deliver to our program and enterprise dealers to increase in 2004 compared to 2003.

To enhance our program dealers’ ability to sell cars using our programs, we developed and implemented various tools and processes to improve our dealer support. We contact all program dealers new to our programs to confirm their initiation on our programs and train their personnel on the use of our programs and tools. We also contact our program dealers on a regular basis to identify program dealers who are not using our programs effectively, develop relationships with program dealer principals and their personnel responsible for calling our customers and to inform our program dealers about their effectiveness using surveys completed by our purchase-intending customers. In 2003, we realigned and invested additional resources in our sales and support departments to improve our program dealer relationships.

Our relationship with program dealers may terminate for various reasons including:

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

In the second half of 2003, we achieved positive net additions to our number of program dealer relationships. However, we cannot assure that we will be able to continue to reduce our dealer turnover. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

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

Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $30.7 million, $31.1 million and $24.9 million in 2003, 2002 and 2001, respectively. Also included in sales and marketing expenses are the costs related to signing up new dealers and their ongoing training and support, costs to support our advertising and RPM revenues and costs associated with traditional media, such as television, radio and print advertising. Sales and marketing costs are recorded as an expense in the period the service is provided. We expect sales and marketing expenses as a percentage of revenue to be approximately the same in 2004 as in 2003.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements. There can be no assurance that actual results will not differ from our estimates and assumptions. For a detailed discussion of the application of these and other accounting policies, see Note 2. of the “Notes to Consolidated Financial Statements” in Part IV. Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Annual Report on Form 10-K.

Accounts Receivable. We maintain allowances for bad debts and customer credits. The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. The estimated provision for bad debts is charged to operating expenses. The allowance for customer credits is our estimate of adjustments for purchase requests or other services that do not meet our customers’ quality expectations. The estimated provision for customer credits is recorded as a reduction in revenues. Our estimates are based on our historical bad debt expense and customer credit experience.

In prior periods, significant increases in required allowances for bad debts and customer credits have been recorded. During 2003, we experienced an improvement in our collection of accounts receivable due to vigorous collection efforts and the improved quality of our products and services. Based on this improvement, we have reduced our allowances for bad debts and customer credits to 6% and 10% of accounts receivable, respectively, as of December 31, 2003, compared to 17% and 21% of accounts receivable, respectively, as of December 31, 2002. The reductions included a $0.9 million decrease in the allowance for bad debts in the fourth quarter of 2003. If we continue to improve the quality of our accounts receivable, we may further reduce our allowances for bad debts and customer credits. Reductions in the estimated provisions for bad debts and customer credits are recorded as a decrease in operating expenses and an increase in revenues, respectively.

However, if there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional allowances for bad debts and customer credits may be required and the impact on our business, results of operations or financial condition could be material.

As of December 31, 2003 and 2002, accounts receivable and allowances for bad debts and customer credits were as follows:

	As of December 31,
	2003	2002
Accounts receivable	$12,653	$10,971
Allowance for bad debts	(814)	(1,912)
Allowance for customer credits	(1,252)	(2,302)

	(2,066)	(4,214)

Accounts receivable, net	$10,587	$6,757

Investment in Equity Investee. We hold minority interests in unconsolidated subsidiaries. The subsidiaries are not publicly traded and, therefore, the value of our minority interest is difficult to determine. Adverse changes in market conditions or poor operating results of the subsidiary underlying each investment could result in losses or an inability to recover the carrying value of our investment. We use estimates and make assumptions to determine if our investment has experienced a decline in value that is other than temporary and to determine the fair value of the investment. In future periods, if the carrying value of our investments is determined to be in excess of the estimated fair value we will recognize a non-cash charge for the impairment of our investment. During 2002, we recognized an $11.0 million non-cash charge for the impairment of our investment in Autobytel.Europe. In 2003, we received $2.2 million from Autobytel.Europe as a partial return of capital. As of December 31, 2003 our investment in Autobytel.Europe was $2.8 million.

Capitalized Software. Changes in strategy and/or market conditions could significantly impact the estimated value of our capitalized software. We use estimates and make assumptions to determine the related estimated useful lives and the fair value of capitalized software. In future periods, if the carrying value of capitalized software is determined to be in excess of the estimated fair value, we will recognize a non-cash charge for the impairment of capitalized software. During 2002 and 2001, we recognized non-cash charges of $1.9 million and $1.4 million, respectively, for the impairment of capitalized software. As of December 31, 2003, we had capitalized software, net of amortization of $1.0 million.

Goodwill. Goodwill represents the excess of the purchase price for acquisitions over the fair value of identifiable assets and liabilities acquired. We use estimates and make assumptions to determine the fair value of acquired assets and liabilities. If estimates or assumptions change in the future, we may be required to record goodwill impairment charges. During 2001, we recorded a $22.9 million non-cash charge for the full impairment of goodwill related to our acquisition of A.I.N. Corporation. Based on our transitional evaluation in 2002 and annual evaluations in 2002 and 2003 of goodwill related to our acquisition of Autoweb, no impairment charge was recognized. In 2003, we recorded goodwill of $8.5 million related to the acquisition of AVV. In future periods, if goodwill is determined to be impaired we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. As of December 31, 2003, the balance of goodwill related to the Autoweb and AVV acquisitions was $16.8 million.

Contingencies. We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. We are required to record a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of reserves required, if any, for these contingencies is determined after analysis of each individual case. The amount of reserves may change in the future if there are new material developments in each matter.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recorded against deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. As of December 31, 2003, we have recorded a full valuation allowance against our deferred tax assets.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2003	2002	2001
Revenues
Program fees	63%	72%	74%
Enterprise sales	17	13	9
Advertising	13	10	6
Other products and services	7	5	11

Total revenues	100	100	100

Operating expenses:
Sales and marketing	59	61	71
Product and technology development	21	28	29
General and administrative	13	12	21
Goodwill impairment		—	32
Autobytel.Europe restructuring, impairment and other international charges	—	19	10
Domestic restructuring and other charges, net	—	2	6

Total operating expenses	93	122	170

Income (loss) from operations	7	(22)	(70)
Other income (expense)	1	(5)	5

Income (loss) before minority interest and income taxes	8	(27)	(65)
Minority interest	—	1	2

Income (loss) before income taxes	8	(26)	(63)
Provision for income taxes	—	—	—

Net income (loss)	8%	(26)%	(63)%

2003 Compared to 2002

Revenues. Our revenues increased by $8.0 million, or 10%, to $88.9 million in 2003 compared to $80.9 million in 2002 due to growth in enterprise sales, advertising and other products and services. As a result of the acquisition of AVV on June 4, 2003, revenues include $3.6 million from dealers using our AVV products and services in 2003.

Program Fees. Program fees consist of fees paid by program dealers who participate in our new and used online car buying referral networks. Program fees also consist of fees paid by dealers who use our lead management tools. Fees paid by program dealers participating in our referral networks are comprised of monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are directed to participating program dealers. Dealers using our referral services pay transaction fees based on the number of qualified purchase requests provided to them each month, or ongoing monthly subscription fees based, among other things, on the size of territory, demographics and, indirectly, the transmittal of qualified purchase requests to them. Program dealers using our lead management tools pay ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management tools. Program fees decreased by $1.9 million, or 3%, to $56.1 million in 2003 compared to $58.0 million in 2002. The decrease was primarily due to a decline during the first half of 2003 in the number of paying dealers participating in our referral networks and the quantity of purchase requests delivered to them partially offset by an increase in average monthly program fees per dealer and revenue per purchase request. The number of program dealer relationships was 5,283 and 5,362 as of December 31, 2003 and 2002, respectively. The number of purchase requests delivered to them was 2.2 million and 3.1 million, average monthly program fees per dealer were $871 and $810 and revenue per purchase request was $23.89 and $18.61 in 2003 and 2002, respectively. The decrease in program fees was also partially offset by fees from dealers using our lead management tools as a result of the AVV acquisition. We expect our program fee revenues to increase in 2004 compared to 2003 as we continue our efforts to increase the number of purchase requests we send to our program dealers, send dealers only qualified purchase requests, improve dealer support and retention, increase our fees per purchase request and increase our revenues from dealers using our lead management tools.

Enterprise Sales. Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and for use of our lead management tools and services as well as fees from manufacturers and other users for automotive marketing data and technology. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us and/or use our lead management tools and services as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include General Motors, Ford, Mercedes Benz and Mazda. Enterprise sales increased by $4.7 million, or 45%, to $15.2 million in 2003 compared to $10.5 million in 2002. The increase was primarily due to adding new enterprise customers, selling more purchase requests to existing customers, improving the quality of our purchase requests and the acquisition of AVV. As of December 31, 2003 and 2002, the number of enterprise dealer relationships was 18,710 and 14,733, respectively. The number of purchase requests delivered to enterprise dealers was 0.9 million and 0.5 million in 2003 and 2002, respectively. We have added new enterprise customers and, therefore, expect revenues from enterprise sales to increase in 2004 compared to 2003.

Advertising. Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Advertising revenue increased by $3.9 million, or 49%, to $11.8 million in 2003 compared to $7.9 million in 2002. The increase was primarily due to higher spending by automotive manufacturers, more effective selling of our advertising inventory, an increase in the pricing of our advertising, and an increase in the number of automotive manufacturer customers. With further selling of our available advertising inventory and an increase in Internet advertising spending by automotive manufacturers, we expect our advertising revenues to increase in 2004 compared to 2003.

Other Products and Services. Revenues from other products and services include fees from RPM, international licensing agreements and other products and services. Also, with the acquisition of AVV on June 4, 2003, revenues from other products and services include fees from our data extraction service. Revenues from other products and services increased by $1.4 million, or 31%, to $5.8 million in 2003 compared to $4.4 million in 2002. The increase was primarily due to an increase in RPM revenues and fees from dealers using our AVV products and services as a result of the acquisition, partially offset by a decrease in revenues from international licensing, financing and other products and services. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect increases in revenues from RPM and AVV products and services in 2004 compared to 2003.

Sales and Marketing. Sales and marketing expense primarily includes advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with dealer sales, RPM and AVV sales, web site advertising sales, and dealer training and support. Sales and marketing expense increased by $3.5 million, or 7%, to $52.6 million in 2003 compared to $49.1 million in 2002. This represents 59% and 61% as a percent of total revenues in 2003 and 2002, respectively. The increase was primarily due to a $1.7 million increase in costs associated with sales and customer relationship maintenance, including AVV, which was acquired on June 4, 2003, a $1.3 million increase in costs related to our growing RPM program as well as other marketing and advertising related expenses, a $0.5 million increase in traditional advertising expenses, and a $0.5 million increase in marketing personnel and related costs, partially offset by a $0.5 million decrease in online advertising as a result of the cost saving efficiencies of QVS and improved purchase request acquisition and distribution processes. We expect our sales and marketing expenses as a percentage of revenues to remain flat in 2004 compared to 2003.

Product and Technology Development. Product and technology development expense primarily includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, costs related to data and technology development and amortization of software development costs. Product and technology development expense decreased by $4.0 million, or 18%, to $18.7 million in 2003 compared to $22.7 million in 2002. This represents 21% and 28% of total revenues in 2003 and 2002, respectively. The decrease was primarily due to a $1.1 million decrease in personnel and related costs, a $0.8 million decrease in professional consulting fees due to more effective use of internal resources, a $0.6 million decrease in amortization of software development costs and a $1.5 million decrease in other product and technology development expenses, including research, hosting fees, data and licensing. In 2003, we did not capitalize software development costs since any costs that were incurred did not meet specified criteria under our software capitalization policy. In 2002, we capitalized $1.4 million of software development costs related to enhancements to RPM. We expect our product and technology development expenses as a percentage of revenues to remain flat in 2004 compared to 2003.

General and Administrative. General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $1.6 million, or 16%, to $11.5 million in 2003 compared to $9.9 million in 2002. This represents 13% and 12% of total revenues in 2003 and 2002, respectively. The increase was primarily due to $0.4 million related to the relocation of our AIC operations from Westborough, Massachusetts to our corporate office in Irvine, California, a $0.3 million increase in legal and public company expenses and a $0.9 million increase in other general and administrative expenses, including personnel and related costs. We expect our general and administrative expenses as a percentage of revenues to slightly increase in 2004 compared to 2003 due to fees associated with regulatory requirements for public companies.

Autobytel.Europe Restructuring, Impairment and Other International Charges. In 2002, we recorded non-cash charges of $4.0 million for terminated Autobytel.Europe contracts and $11.0 million for the impairment of our investment in Autobytel.Europe.

Domestic restructuring charges and other benefits, net. In 2003, a benefit was recorded for a reduction in accrued restructuring charges due to the final reconciliation of CarSmart’s leased facility maintenance costs by the landlord. In 2002, we recorded a net charge of $1.8 million in domestic restructuring and other charges. The net charge consisted of $1.9 million for the write-off of previously capitalized software which was originally intended to be a standardized technology platform for global web site development. The charge was partially offset by a net benefit of $0.1 million consisting of a $1.0 million benefit related to a reduction in the original estimate of a negotiated settlement with a vendor, discounted legal fees and recovered legal costs from an insurance company, partially offset by charges of $0.9 million related to our lease obligation on the vacant portion of AIC’s office facilities, severance costs for the restructuring of our operations to reduce costs and enhance efficiencies and abandoned acquisition costs.

Loss on Recapitalization of Autobytel.Europe. In 2002, we recorded a non-cash charge of $4.2 million related to the partial disposition of our investment in Autobytel.Europe.

Interest Income. In 2003, interest income decreased by $0.4 million, or 54%, to $0.3 million compared to $0.7 million in 2002 due to declining interest rates.

Income (Loss) in Equity Investees. In 2003, we recognized $0.2 million as our share of income in Autobytel.Europe. In 2002, the loss recognized for Autobytel Australia was $0.4 million and the loss recognized for Autobytel.Europe was $0.1 million. Autobytel Australia ceased operations in August 2002.

Other Income (Expense). Other income (expense) increased by $0.8 million in 2003 compared to 2002 due to the negotiated settlement of an outstanding note receivable and compensation liability with a former Autoweb employee.

Minority Interest. As of March 29, 2002, Autobytel.Europe was no longer a majority-owned subsidiary as we reduced our ownership to 49%. Accordingly, we had no minority interest in 2003.

Income Taxes. No provision for federal income taxes has been recorded as we generated taxable losses through December 31, 2002 and had nominal taxable income for the year ended December 31, 2003 which will be offset by net operating loss carryforwards. As of December 31, 2003, we had approximately $63.0 million of federal and $34.0 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards expire in various years through 2022. We also have federal and state research tax credit carryforwards of $0.7 million and $0.5 million, respectively. These research tax credits expire in various years through 2022. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the carryforwards before utilization. Additionally, the state of California has suspended the deduction for net operating loss carryovers for the 2003 tax year.

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

Enterprise Sales. Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and fees from manufacturers and other users for automotive marketing data and technology provided by AIC. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Automotive manufacturers include manufacturers such as General Motors and Ford. Enterprise sales increased by $3.9 million, or 59%, to $10.5 million in 2002 compared to $6.6 million in 2001. The increase was primarily related to a $5.2 million increase in sales to new enterprise customers as a result of the acquisition of Autoweb, a $2.7 million increase due to sending more purchase requests to existing customers and adding new enterprise customers, partially offset by a $4.0 million decrease in Autobytel enterprise sales due to the completion in November 2001 of a one-time online locate-to-order vehicle test program.

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

Foreign Currency Exchange Gain (Loss.). Due to foreign exchange rate fluctuations in Canada, a nominal loss was realized in 2002. Primarily due to foreign exchange rate fluctuations in Europe, a $0.4 million gain was realized in 2001. As a result of a decrease in our ownership of Autobytel.Europe, we no longer consolidate Autobytel.Europe in our financial statements.

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

Stock-Based Compensation

In the first quarter of 1999, stock options were granted to employees and directors at exercise prices of $13.20 and $16 per share, which were below the fair market value at the date of grant. In relation to these grants, we recognized estimated compensation expense of $1.7 million ratably over the vesting terms of one to four years. Compensation expense of $20,000 and $0.2 million was classified as general and administrative expense in 2002 and 2001, respectively. As of December 31, 2002, compensation expense related to these stock option grants was fully recognized.

Stock Options Granted in 2003

In 2003, we granted stock options to purchase 3,304,500 shares of common stock under our 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, 2000 Stock Option Plan and Amended and Restated 2001 Restricted Stock and Option Plan. The stock options were granted at Autobytel’s common stock closing price on the date of grant. As of December 31, 2003, we had 7,664,670 outstanding stock options.

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

Liquidity and Capital Resources

As of December 31, 2003, we had $51.6 million in cash and cash equivalents. Our cash, cash equivalents and short-term and long-term investments totaled $61.6 million as of December 31, 2003, an increase of $34.1 million in 2003 compared to a decrease of $34.3 million in 2002.

Net cash provided by operating activities was $9.4 million in 2003 compared to net cash used of $3.2 million in 2002 and $19.7 million in 2001. Net cash provided in 2003 resulted from net income for the year before non-cash charges and benefits increased primarily by cash savings from the amortization of a prepaid online marketing agreement and insurance premium, the receipt of funds from an escrow settlement and the receipt of funds from a settlement with a former Autoweb employee partially offset by an increase in accounts receivable through higher billing of our customers as result of our increased revenues.

Net cash used in operating activities in 2002 resulted primarily from the net loss for the year before non-cash charges, including recapitalization, restructuring and impairment of Autobytel.Europe, and a decrease in accounts payable, accrued expenses and deferred revenues.

Net cash used in operating activities in 2001 resulted primarily from the net loss for the year before non-cash charges, including impairment of goodwill, and a decrease in prepaid expenses, interest income receivable, accounts payable, accrued expenses and restructuring liabilities.

Net cash used in investing activities was $13.7 million, $30.9 million and $0.1 million in 2003, 2002 and 2001, respectively. Cash used in investing activities in 2003 was related to the purchase of short-term investments in commercial paper and long-term investments in government sponsored agency bonds, our acquisition of AVV and the purchase of property and equipment offset by a partial return of our investment in Autobytel.Europe. Cash used in investing activities in 2002 was primarily due to the deconsolidation of Autobytel.Europe, expenditures for capitalized software related to our customer relationship management software, RPM, an investment in Autobytel Australia and the purchase of computer hardware and software. Cash used in investing in 2001 primarily was for expenditures for capitalized software and the purchase of computer hardware and software offset by cash acquired in the Autoweb transaction.

Net cash provided by financing activities was $28.4 million, $0.3 million and $2.1 million in 2003, 2002 and 2001, respectively. Cash provided by financing activities in 2003 was primarily due to $25.6 million in net proceeds from the sale of common stock in a private placement and $3.0 million from the sale of common stock through stock option exercises and our employee stock purchase plan. Cash provided by financing activities in 2002 was due to proceeds received from the sale of common stock through stock option exercises and our employee stock purchase plan. Cash provided by financing activities in 2001 was from funding received from an investor for investment in Autobytel.Europe.

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

We maintain allowances for bad debts and customer credits. The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. The estimated provision for bad debts is charged to operating expenses. The allowance for customer credits is our estimate of adjustments for purchase requests or other services that do not meet our customers’ quality expectations. The estimated provision for customer credits is recorded as a reduction in revenue. Our estimates are based on our historical bad debt expense and customer credit experience.

In prior periods, significant increases in required allowances for bad debts and customer credits have been recorded. During 2003, we experienced an improvement in our collection of accounts receivable due to vigorous collection efforts and the improved quality of our products and services. Based on this improvement, we have reduced our allowances for bad debts and customer credits to 6% and 10% of accounts receivable, respectively, as of December 31, 2003 compared to 17% and 21% of accounts receivable, respectively, as of December 31, 2002. The reductions include a $0.9 million decrease in the allowance for bad debts in the fourth quarter of 2003. If we continue to improve the quality of our accounts receivable, we may further reduce our allowances for bad debts and customer credits. Reductions in the estimated provisions for bad debts and customer credits are recorded as a decrease in operating expenses and an increase in revenues, respectively.

However, if there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional allowances for bad debts and customer credits may be required and the impact on our business, results of operations or financial condition could be material.

We do not have debt. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Our contractual commitments primarily consist of operating leases related to our facilities in Irvine, California, Westborough, Massachusetts, and Westerville, Ohio, and our technology and communications infrastructure. The following are our contractual commitments associated with our lease obligations and vendor obligations as of December 31, 2003:

	Years Ending December 31,
	2004	2005	2006	2007	2008	2009	Total
Operating leases	$1,256	$1,023	$209	$209	$193	$144	$3,034
Traditional advertising	78	—	—	—	—	—	78
Hosting and communication	286	286	191	—	—	—	763

Total	$1,620	$1,309	$400	$209	$193	$144	$3,875

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. We do not expect the adoption of FINs 46 and 46R to have a material effect on our financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which revises or rescinds portions of its previously existing revenue recognition guidance in order to make it consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The adoption did not have a material effect on our financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.    Financial Statements And Supplementary Data

Our Balance Sheets as of December 31, 2003 and 2002 and our Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2003, together with the reports of our independent auditors, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On May 21, 2002, we dismissed Arthur Andersen LLP as our independent accountants.

The report of Arthur Andersen on our consolidated financial statements for 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

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

Item 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2003. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting our management, including our principal executive officer and principal financial officer, to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

On a regular basis, we review and modify our internal controls and procedures. There have been no changes in our internal controls and procedures during our fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors And Executive Officers Of The Registrant

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2003) in our definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 11.    Executive Compensation

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2003) in our definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2003) in our definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 13.    Certain Relationships And Related Transactions

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2003) in our definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2003) in our definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	F-30

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3) Exhibits:

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K:

The following report on Form 8-K was furnished during the last quarter of the period covered by this Annual Report on Form 10-K:

On October 28, 2003, we furnished a Form 8-K under Item 12 announcing our financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2004.

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

Signature	Title	Date

/s/ MICHAEL FUCHS Michael Fuchs	Chairman of the Board and Director	March 12, 2004

/s/ JEFFREY A. SCHWARTZ Jeffrey A. Schwartz	Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2004

/s/ HOSHI PRINTER Hoshi Printer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2004

/s/ JEFFREY H. COATS Jeffrey H. Coats	Director	March 12, 2004

/s/ ROBERT S. GRIMES Robert S. Grimes	Director	March 12, 2004

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 12, 2004

/s/ RICHARD A. POST Richard A. Post	Director	March 12, 2004

/s/ MARK R. ROSS Mark R. Ross	Director	March 12, 2004

Autobytel Inc.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Autobytel Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15.(a)(1) on page 40 present fairly, in all material respects, the financial position of Autobytel Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements and the financial statement schedule of the Company for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and the financial statement schedule in their report dated January 25, 2002, before the revisions described in Note 8.

As discussed above, the financial statements of Autobytel Inc. and its subsidiaries for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 8., these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 8. In our opinion, the transitional disclosures for 2001 in Note 8. are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

March 10, 2004

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

ARTHUR ANDERSEN LLP

Los Angeles, California

January 25, 2002

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$51,643	$27,571
Short-term investments	3,991	—
Accounts receivable, net of allowances for bad debts and customer credits of $2,066 and $4,214, respectively (Note 2.)	10,587	6,757
Prepaid expenses and other current assets	903	3,495

Total current assets	67,124	37,823
Long-term investments	6,000	—
Property and equipment, net	2,138	2,088
Capitalized software, net	1,024	2,105
Investment in equity investee	2,810	4,745
Goodwill	16,830	8,367
Other assets	400	96

Total assets	$96,326	$55,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,063	$3,529
Accrued expenses	5,034	4,795
Deferred revenues	3,720	3,575
Customer deposits	—	76
Accrued restructuring—current	258	223
Other current liabilities	441	349

Total current liabilities	13,516	12,547
Accrued restructuring—non-current	—	255

Total liabilities	13,516	12,802

Commitments and contingencies (Note 9.)

Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 37,786,767 and 31,195,681 shares issued and outstanding, respectively	38	31
Additional paid-in capital	236,544	203,623
Accumulated other comprehensive loss	—	(40)
Accumulated deficit	(153,772)	(161,192)

Total stockholders’ equity	82,810	42,422

Total liabilities and stockholders’ equity	$96,326	$55,224

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Program fees	$56,141	$58,008	$52,306
Enterprise sales	15,184	10,504	6,610
Advertising	11,819	7,914	4,321
Other products and services	5,799	4,429	7,831

Total revenues	88,943	80,855	71,068

Operating expenses:
Sales and marketing	52,646	49,082	50,648
Product and technology development	18,723	22,695	20,410
General and administrative	11,461	9,876	14,973
Goodwill impairment	—	—	22,867
Autobytel.Europe restructuring, impairment and other international charges	—	15,015	7,229
Domestic restructuring and other charges, net	(27)	1,800	4,514

Total operating expenses	82,803	98,468	120,641

Income (loss) from operations	6,140	(17,613)	(49,573)

Loss on recapitalization of Autobytel.Europe	—	(4,168)	—
Interest income	316	686	3,338
Foreign currency exchange gain (loss)	10	(2)	426
Income (loss) in equity investees	217	(434)	(500)
Other income (expense)	745	(43)	—

Income (loss) before minority interest and income taxes	7,428	(21,574)	(46,309)
Minority interest	—	866	1,485

Income (loss) before income taxes	7,428	(20,708)	(44,824)
Provision for income taxes	8	6	27

Net income (loss)	$7,420	$(20,714)	$(44,851)

Net income (loss) per share:
Basic	$0.22	$(0.67)	$(1.84)

Diluted	$0.20	$(0.67)	$(1.84)

Shares used in computing net income (loss) per share:
Basic	34,508,035	31,143,099	24,403,609

Diluted	37,625,645	31,143,099	24,403,609

Comprehensive income (loss):
Net income (loss)	$7,420	$(20,714)	$(44,851)
Translation adjustment	40	(512)	(2,422)

Comprehensive income (loss)	$7,460	$(21,226)	$(47,273)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Common Stock			Additional	Accumulated Other
	Number of Shares	Amount	Warrants	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Total
Balance, December 31, 2000	20,336,083	20	1,332	186,097	(16)	(95,627)	91,806
Issuance of common stock upon acquisition of Autoweb	10,504,803	11	—	14,320	—	—	14,331
Issuance of common stock upon exercise of stock options	6,667	—	—	5	—	—	5
Issuance of common stock under employee stock purchase plan	121,824	—	—	118	—	—	118
Expiration of warrants	—	—	(1,332)	1,332	—	—	—
Stock-based compensation	—	—	—	242	—	—	242
Net gain on sale of subsidiary stock	—	—	—	1,166	—	—	1,166
Foreign currency translation adjustment	—	—	—	—	(2,422)	—	(2,422)
Net loss	—	—	—	—	—	(44,851)	(44,851)

Balance, December 31, 2001	30,969,377	31	—	203,280	(2,438)	(140,478)	60,395
Issuance of common stock upon exercise of stock options	98,295	—	—	163	—	—	163
Issuance of common stock under employee stock purchase plan	128,020	—	—	160	—	—	160
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(11)	—	—	—	—	—	—
Stock-based compensation	—	—	—	20	—	—	20
Deconsolidation of Autobytel.Europe	—	—	—	—	2,910	—	2,910
Foreign currency translation adjustment	—	—	—	—	(512)	—	(512)
Net loss	—	—	—	—	—	(20,714)	(20,714)

Balance, December 31, 2002	31,195,681	31	—	203,623	(40)	(161,192)	42,422
Issuance of common stock upon acquisition of AVV, Inc.	711,109	1	—	4,315	—	—	4,316
Issuance of common stock upon private placement, net of transaction costs of $1,435	5,000,000	5	—	25,560	—	—	25,565
Issuance of common stock upon exercise of stock options	789,759	1	—	2,812	—	—	2,813
Issuance of common stock under employee stock purchase plan	90,223	—	—	183	—	—	183
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(5)	—	—	—	—	—	—
Stock-based compensation				51	—	—	51
Foreign currency translation adjustment	—	—	—	—	40	—	40
Net income	—	—	—	—	—	7,420	7,420

Balance, December 31, 2003	37,786,767	$38	—	$236,544	$—	$(153,772)	$82,810

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

	Year Ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$7,420	$(20,714)	$(44,851)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	2,608	3,366	3,092
Provision for (recovery of) bad debt	(568)	1,220	3,356
Loss on disposal of property and equipment	38	41	561
Stock-based compensation	51	20	242
Autobytel.Europe restructuring and impairment	—	15,015	—
Loss on recapitalization of Autobytel.Europe	—	4,168	—
(Income) loss in equity investees	(217)	434	500
Minority interest	—	(866)	(1,485)
Impairment of goodwill	—	—	22,867
Impairment of investments in foreign entities	—	—	2,142
Impairment of property and equipment	—	—	257
Write-down of capitalized software costs	—	1,937	1,434
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(2,449)	770	978
Prepaid expenses and other current assets	2,617	908	3,026
Other assets	21	58	3
Accounts payable	388	(5,541)	(1,781)
Accrued expenses	(457)	(3,123)	(4,858)
Deferred revenues	145	(1,133)	(920)
Customer deposits	(76)	(16)	(84)
Accrued restructuring—current	35	(88)	(3,644)
Other current liabilities	68	106	(71)
Accrued restructuring—non current	(255)	255	(482)

Net cash provided by (used in) operating activities	9,369	(3,183)	(19,718)

Cash flows from investing activities:
Deconsolidation of Autobytel.Europe	—	(28,163)	—
Acquisition of business, net of cash acquired	(4,852)	—	5,697
Purchases of short-term and long-term investments	(9,991)	—	—
Sale of investment in foreign entities	—	—	109
Return of investment (investment) in foreign entities	2,152	(400)	(413)
Investment in debt security of foreign entities	—	—	(88)
Notes receivable from foreign entity	—	—	(109)
Repayment of notes receivable from foreign entity	—	—	292
Purchases of property and equipment	(1,057)	(1,087)	(2,444)
Proceeds from sale of property and equipment	7	168	—
Capitalized software costs	—	(1,412)	(3,135)

Net cash used in investing activities	(13,741)	(30,894)	(91)

Cash flows from financing activities:
Capital lease payments	(157)	—	—
Net proceeds from sale of common stock	28,561	323	123
Net proceeds from sale of subsidiary company stock	—	—	2,000

Net cash provided by financing activities	28,404	323	2,123

Effect of exchange rates on cash	40	(512)	(2,422)

Net increase (decrease) in cash and cash equivalents	24,072	(34,266)	(20,108)
Cash and cash equivalents, beginning of period	27,571	61,837	81,945

Cash and cash equivalents, end of period	$51,643	$27,571	$61,837

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$8	$6	$27

Cash paid during the period for interest	$18	$2	$5

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental	disclosure of non-cash investing and financing activities:

•	In August 2002, due to a change in our original estimate of accounts receivable acquired in the Autoweb.com, Inc. acquisition, we increased accounts receivable and decreased goodwill by $277.

•	In June 2003, in conjunction with the acquisition of AVV, Inc., assets of $10,191 were acquired (including $173 of fixed assts acquired under capital leases), liabilities of $1,023 were assumed and 711,109 shares of common stock valued at $4,316 were issued. (See Note 5.)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

1. Organization and Operations of Autobytel

Autobytel Inc. (Autobytel) is an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing, advertising and customer relationship management (CRM) tools and programs primarily through the Internet. Autobytel owns and operates the automotive Web sites Autobytel.com, Autoweb.com, CarSmart.com and Autosite.com. Autobytel owns AVV, Inc. (AVV), a provider of dealership lead management tools and dealer management system data extraction services. Autobytel is also a provider of automotive marketing data and technology through its Automotive Information Center (AIC) division.

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

Autobytel achieved net income for the year ended December 31, 2003. However, from its inception in January 1995 through December 31, 2002, Autobytel has experienced annual operating losses and has an accumulated deficit of $153,772 as of December 31, 2003. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autobytel and its wholly and majority owned direct and indirect subsidiaries. Autobytel’s wholly and majority owned subsidiaries include: Autobytel Services Corporation, Autoweb.com, Inc. (Autoweb), AVV, Inc., A.I.N. Corporation (A.I.N. or CarSmart), Auto-By-Tel Acceptance Corporation, Auto-By-Tel Insurance Services, Inc., e-autosdirect.com inc., Autobytel Information Services Inc. and Autobytel Acquisition Corp.

Autobytel.ca inc., Kre8.net inc., iBuy Inc., AutoVisions Communications, Inc. and I-Net Training Technologies, LLC are included in Autobytel’s consolidated financial statements as of December 31, 2002. As a result of the dissolution of these entities during 2003, they are no longer included in Autobytel’s consolidated financial statements except for their results of operations through the date of dissolution which was September 30, 2003 for Autobytel.ca inc., Kre8.net inc., iBuy Inc. and AutoVisions Communications, Inc. and October 31, 2003 for I-Net Training Technologies, LLC. There was no impact on Autobytel’s financial position, results of operations or cash flows as a result of the dissolution of these entities.

Autobytel no longer consolidates Autobytel.Europe LLC (Autobytel.Europe), Autobytel.Europe Investment B.V., Autobytel.Europe Holdings B.V. and Autobytel France SA in its financial statements as a result of a reduction in Autobytel’s ownership in Autobytel.Europe in March 2002. (See Note 3.)

Investments in entities in which Autobytel has the ability to exercise significant influence, but not control, are accounted for using the equity method. Autobytel accounts for its investment in Autobytel.Europe (See Note 3.), Autobytel Japan and Autobytel Australia under the equity method. The application of the equity method with respect to Autobytel’s investment of $126 in Autobytel Japan has been suspended, as this amount was fully expensed in 1999. Autobytel will resume application of the equity method when its share of net income equals its share of net losses unrecognized during the suspension period. Autobytel’s investments of $500 and $400 in Autobytel Australia were fully expensed in 2001 and 2002, respectively. Autobytel Australia ceased operations in August 2002.

All intercompany transactions and balances have been eliminated in consolidation.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-Term and Long-Term Investments

In 2003, Autobytel began investing in short-term and long-term securities. Autobytel considers all investments with a remaining maturity of three months to one year to be short-term investments and those with a remaining maturity of more than one year to be long-term investments. All of Autobytel’s long-term investments mature within 24 months. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and based on Autobytel’s intentions, all marketable debt securities and long-term debt investments are classified as held-to-maturity and reported at amortized cost. As of December 31, 2002 Autobytel had no cash invested in short-term or long-term securities.

As of December 31, 2003, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
Short-term investments, held-to-maturity:
Commercial paper	$3,991	$3,991	$—	$—
Long-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	6,020	20	—

	$9,991	$10,011	$20	$—

The following represents the maturities of investments as of December 31, 2003:

Amortized Cost Basis
Due in one year or less	$3,991
Due in more than one year to two years	6,000

$9,991

Accounts Receivable, Net of Allowances for Bad Debts and Customer Credits

Autobytel maintains allowances for bad debts and customer credits. The allowance for bad debts is an estimate of bad debt expense that could result from the inability or refusal of customers to pay for services. The estimated provision for bad debts is charged to operating expenses. The allowance for customer credits is an estimate of adjustments for purchase requests or other services that do not meet our customers’ quality expectations. The estimated provision for customer credits is recorded as a reduction in revenue. The estimates are based on Autobytel’s historical bad debt expense and customer credit experience.

In prior periods, significant increases in required allowances for bad debts and customer credits have been recorded. During 2003, Autobytel experienced an improvement in its collection of accounts receivable due to vigorous collection efforts and the improved quality of its products and services. Based on this improvement, Autobytel reduced its allowances for bad debts and customer credits to 6% and 10% of accounts receivable, respectively, as of December 31, 2003 compared to 17% and 21% of accounts receivable, respectively, as of December 31, 2002. The reductions included a $0.9 million decrease in the allowance for bad debts in the fourth quarter of 2003. Reductions in the estimated provisions for bad debts and customer credits are recorded as a decrease in operating expenses and an increase in revenues, respectively.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and 2002, accounts receivable and allowances for bad debts and customer credits were as follows:

	As of December 31,
	2003	2002
Accounts receivable	$12,653	$10,971

Allowance for bad debts	(814)	(1,912)
Allowance for customer credits	(1,252)	(2,302)

	(2,066)	(4,214)

Accounts receivable, net	$10,587	$6,757

Fair Value of Financial Instruments

Our financial instruments, including cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject Autobytel to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. Cash, cash equivalents and short-term and long-term investments are primarily maintained with two financial institutions in the United States. Deposits held by banks may exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive dealers and automotive manufacturers. Autobytel generally requires no collateral to support customer receivables and maintains an allowance for bad debts for potential credit losses. Historically, such losses have been within Autobytel’s expectations. As of December 31, 2003 and 2002, Autobytel had a balance of $814 and $1,912 in allowance for bad debts, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repair and maintenance costs are charged to operating expenses as incurred. Gains or losses resulting from the retirement or sale of property and equipment are recorded as operating income or expenses, respectively. In 2003, 2002 and 2001, Autobytel recorded losses on the disposal of property and equipment of $38, $41 and $561, respectively.

Effective January 1, 2002, Autobytel adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For purposes of SFAS No. 144, impairment exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the product, beginning when the product is available for general release to customers. The economic life of each product is generally three years.

No software development costs related to internal or external use software costs were capitalized in 2003. In 2002, capitalized software development costs related to internal use software totaled $1,413. No software development costs related to external use software costs were capitalized in 2002. Amortization expense of $1,081, $1,690 and $720 was recognized in 2003, 2002 and 2001, respectively. In addition, an impairment charge of $1,937 and $1,434 was recognized in 2002 and 2001, respectively.

Goodwill and Intangibles

Goodwill represents the excess of the purchase price for acquisitions over the fair value of identifiable assets and liabilities acquired. Autobytel uses estimates and makes assumptions to determine the fair value of acquired assets and liabilities. Goodwill acquired prior to June 30, 2001 was amortized on a straight-line basis over its estimated useful life of 15 years. Autobytel evaluated the carrying value of goodwill in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” through December 31, 2001. Under SFAS No. 121, Autobytel evaluated whether there was impairment whenever events or circumstances indicated that the carrying value might not be recoverable. In 2001, an estimate of undiscounted cash flows indicated impairment and an impairment loss equal to the excess of the carrying value over the fair value of goodwill was recognized. (See Note 8.)

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

Intangible assets with identifiable lives are amortized on a straight-line basis over their estimated useful life. Amortization is charged to operating expenses. Autobytel evaluates the carrying value of these intangibles for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Accrued Expenses

Autobytel accrues expenses that are likely to occur and can be reasonably estimated based on the facts and circumstances available. As of December 31, 2003 and 2002, accrued expenses consisted of the following:

	As of December 31,
	2003	2002
Compensation and related costs	$3,967	$3,746
Other accrued expenses	1,067	1,049

Total accrued expenses	$5,034	$4,795

Revenue Recognition

Autobytel recognizes revenues from program fees, enterprise sales, advertising and other products and services when earned as defined by Staff Accounting Bulletin (SAB) No. 104. SAB No. 104 considers revenue realized after all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

Program fees consist of fees paid by program dealers located in the United States who participate in the Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. Program fees also consist of fees paid by dealers who use our lead management tools. Fees paid by program dealers participating in our car buying referral networks are comprised of monthly subscription and transaction fees for qualified consumer leads, or purchase requests, which are delivered to participating program dealers. Program dealers using our lead management tools pay monthly subscription fees based on the level of functionality they have selected from our suite of lead management tools. Monthly fees are recognized in the period services are provided. Transaction fees are recognized in the period purchase requests are delivered to the program dealers.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Enterprise sales include fees from major dealer groups and automotive manufacturers for purchase requests delivered to enterprise dealers and for use of our lead management tools and services as well as fees from manufacturers and other users for automotive marketing data and technology. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us and/or use our lead management tools and services as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Enterprise sales for the year ended December 31, 2001, include fees received from General Motors Corporation for consulting services related to an online locate-to-order vehicle inventory test program. The test program involved modification of the existing Autobytel.com Web site, project management, dealer training, demonstration and debriefings. The consulting agreement commenced in February 2001 and expired in November 2001. Revenues and expenses related to the test program were accounted for using the percentage of completion method based upon the achievement of certain agreed upon milestones specified in the agreement. Consulting fees of $4,035 are included in enterprise sales for the year ended December 31, 2001. Other fees from major dealer groups and automotive manufacturers, including transaction fees paid by major dealer groups for purchase requests, are recognized in the period purchase requests are delivered or services are provided to the enterprise dealers.

Advertising revenues represent fees received from automotive manufacturers and other advertisers who target car-buyers during the research, consideration and decision making process on the Web sites. Advertising revenues are recognized as the advertisements are displayed on the Web sites.

Revenues from other products and services include fees from our customer loyalty and retention marketing program for dealerships and manufacturers called RPM, classified listings for used cars, data extraction services and other products and services. Fees from these products are recognized as services are provided. Revenues from other products and services also include fees from international licensing agreements These agreements grant the licensees the right to use Autobytel’s brand, proprietary software, technology and other business procedures to market new and used vehicles in exchange for certain fees. Fees from international licensing agreements include: (i) orientation fees, which are recognized on the effective date of the license and service agreements, (ii) localization and development fees and minimum annual maintenance fees, which are recognized as services are provided, and (iii) minimum annual license fees, which are recognized ratably over a 12 month period beginning on the date the international Web site is launched. In 2002, Autobytel modified the licenses to provide for annual fees for the use of its brand.

Fees billed prior to Autobytel providing services are deferred, as they do not satisfy all of the revenue recognition criteria in SAB No. 104. Deferred revenues are recognized as revenue over the periods services are provided or purchase requests are delivered.

Risks Due to Concentration of Significant Customers and Export Sales

In 2003, Autobytel recognized revenues for enterprise sales, advertising and other products and services from one automotive manufacturer that accounted for 10% of Autobytel’s total revenues. The loss of these revenues may have a material adverse effect on our business, results of operations and financial condition. In 2002 and 2001, no dealer, major dealer group, manufacturer, international licensee or other customer accounted for greater than 10% of revenues.

Autobytel conducts its business within one industry segment. Revenues from customers outside of the United States were 6%, 2% and less than 1% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Sales and Marketing

Sales and marketing expense primarily includes Internet marketing and advertising expenses, fees paid to purchase request providers, promotion and advertising expenses to develop brand equity and encourage potential customers to visit Autobytel’s Web sites and personnel and other costs associated with sales, marketing, training and support of Autobytel’s dealer networks. Sales and marketing costs are recorded as expenses are incurred. Online and traditional advertising expenses were $32,802, $32,762 and $32,658 in 2003, 2002 and 2001, respectively.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

The assets and liabilities of Autobytel’s foreign subsidiaries, whose functional currencies are the local currencies, are translated into United States dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders’ equity.

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in foreign currency exchange gain (loss).

Income Taxes

Autobytel accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recorded against deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

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

For the years ended December 31, 2003, 2002 and 2001, there were 3,117,610, 782,688 and 143,878 potential shares of common stock, respectively. Potential shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the years ended December 31, 2002 and 2001 as they were antidilutive.

Stock-Based Compensation

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, Autobytel has elected to continue to account for its stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recognized over the vesting period based on the excess of the closing price over the exercise price on the grant date.

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options which is a fair value based method. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net income (loss) and net income (loss) per

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share for the years ended December 31, 2003, 2002 and 2001, would approximate the pro forma amounts below:

	Years Ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$7,420	$(20,714)	$(44,851)
Add: Stock-based compensation included in reported net income (loss), net of tax	51	20	242
Less: Stock-based compensation determined under the fair value based method, net of tax	(4,807)	(2,714)	(4,674)

Pro forma	$2,664	$(23,408)	$(49,283)

Net income (loss) per share—basic:
As reported	$0.22	$(0.67)	$(1.84)
Pro forma	$0.08	$(0.75)	$(2.02)
Net income (loss) per share—diluted:
As reported	$0.20	$(0.67)	$(1.84)
Pro forma	$0.07	$(0.75)	$(2.02)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Autobytel granted 3,304,500, 1,959,020 and 1,564,664 stock options to employees and directors in 2003, 2002 and 2001, respectively. The options granted were estimated to have a weighted average fair value of $10,491, $3,658 and $1,758 for the years ended December 31, 2003, 2002 and 2001, respectively, based on the Black-Scholes option-pricing model on the date of grant and the following assumptions: (1) no dividend yield, (2) volatility of 78.55%, 92.73% and 92.63% for the years ended December 31, 2003, 2002, and 2001, respectively, (3) weighted-average risk-free interest rate of approximately 2.149%, 3.82%, and 4.78% for the years ended December 31 2003, 2002, and 2001, respectively, and (4) a weighted-average expected life of 3.7 years, 5.0 years and 5.3 years for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, Autobytel had a total of 7,664,670 stock options outstanding, of which 6,663,096 stock options had exercise prices below the closing price per share of Autobytel’s common stock on that date.

Business Segment

Autobytel conducts its business within one business segment which is defined as providing automotive marketing services primarily through the Internet.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. Autobytel does not expect the adoption of FINs 46 and 46R to have a material effect on Autobytel’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which revises or rescinds portions of its previously existing revenue recognition guidance in order to make it consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The adoption did not have a material effect on our financial position or results of operations.

3. Autobytel.Europe LLC

Autobytel.Europe was organized in August 1997 and began operations in the fourth quarter of 1999. Autobytel.Europe was formed to expand the Autobytel business model and operations throughout Europe.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Autobytel.Europe’s results of operations are consolidated in Autobytel’s results of operations through March 28, 2002, including a non-cash charge of $4,000 for terminated Autobytel.Europe contracts. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced Autobytel’s ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in Autobytel’s ownership interest, Autobytel recorded a non-cash charge of $4,168 related to the partial disposition of its investment in Autobytel.Europe. Autobytel no longer consolidates Autobytel.Europe in its financial statements but accounts for its remaining investment in Autobytel.Europe under the equity method. At March 28, 2002, Autobytel reviewed its 49% investment in Autobytel.Europe and reduced the carrying amount to its estimated fair value. The impairment of the investment resulted in a non-cash charge of $11,015 to Autobytel. In September 2003, Autobytel received $2,152 from Autobytel.Europe as a partial return of capital. The return of capital did not change Autobytel’s ownership interest or the underlying equity in Autobytel.Europe’s net assets. As of December 31, 2003, Autobytel had an investment in Autobytel.Europe with a balance of $2,810.

4. Acquisition of Autoweb.com, Inc.

On August 14, 2001, Autobytel acquired all of the outstanding common stock of Autoweb, an Internet automotive service.

Autoweb stockholders were issued 0.3553 shares of Autobytel common stock for each share of Autoweb common stock outstanding on the date of the acquisition for a total of 10,504,787 shares. The acquisition has been accounted for using the purchase method of accounting.

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

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was initially recorded as goodwill in the amount of $10,399. In December 2001 and August 2002, the allocation of the purchase price was

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjusted as described below and goodwill was reduced to $8,367. In accordance with SFAS No. 142, goodwill acquired in the Autoweb acquisition is not amortized, rather it is evaluated on at least an annual basis for impairment as the acquisition was completed subsequent to June 30, 2001. Goodwill is not deductible for income tax purposes.

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

Autoweb’s financial position and results of operations from the date of acquisition on August 14, 2001 through December 31, 2003 have been included in the accompanying consolidated financial statements.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Autoweb had occurred on January 1, 2001. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

Year Ended December 31, 2001
(unaudited)
Revenue	$94,794
Net loss	(65,131)
Basic and diluted net loss per share	(2.11)

5. Acquisition of Applied Virtual Vision, Inc.

On June 4, 2003, Autobytel acquired all of the outstanding common stock of Applied Virtual Vision, Inc., now AVV, Inc., a provider of CRM and sales management tools and data extraction services, in exchange for cash and common stock. The acquisition of AVV complements Autobytel’s core business with its automotive customer relations management solutions and data extraction services. The acquisition has been accounted for using the purchase method of accounting.

The aggregate purchase price was $9,314 and consisted of $4,700 in cash, 711,109 shares of common stock valued at $4,316 and transaction costs of $298. The value of the stock issued was determined based on the average market price of Autobytel’s common stock for the 2 days before through the 2 days after the date the acquisition agreement was consummated. The purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date as follows:

Purchase price:
Cash	$4,700
Common stock (711,109 shares at $6.07 per share)	4,316
Transaction costs paid by Autobytel	298

Total purchase price	$9,314

Allocation of purchase price:
Assets:
Cash	$146
Other current assets	838
Non-current assets	470
Goodwill	8,463
Intangibles	420
Liabilities:
Current liabilities	(964)
Non-current liabilities	(59)

Total purchase price	$9,314

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was initially recorded as goodwill in the amount of $8,472. Goodwill has subsequently been adjusted to reflect a $100 decrease in the purchase price as a result of the final audit of AVV’s working capital prior to the acquisition and a $91 increase in our original estimate of accrued expenses acquired. The amount of goodwill is subject to further adjustment as additional information regarding the fair value of the assets acquired and liabilities assumed becomes available. In accordance with SFAS No. 142, goodwill acquired in the AVV acquisition is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes. Intangible assets acquired consist of developed technology and customer relationships and are amortized over an estimated useful life of three years or less.

AVV’s financial position and results of operations from the date of acquisition on June 4, 2003 through December 31, 2003 have been included in the accompanying consolidated financial statements.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of AVV had occurred on January 1, 2002. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

	Years Ended December 31,
	2003	2002
	(unaudited)
Revenue	$91,336	$85,617
Net income (loss)	$7,329	$(20,269)
Net income (loss) per share:
Basic	$0.21	$(0.64)
Diluted	$0.19	$(0.64)

6. Acquired Intangible Assets

Intangible assets recorded as a part of the AVV acquisition are amortized over an estimated life of three years or less and consist of the following:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	$220	$(43)	$177
Customer relationships	200	(62)	138

Total	$420	$(105)	$315

Amortization expense for the year ended December 31, 2003 was $105. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
2004	$155
2005	$113
2006	$47

7. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2003	2002
Computer software and hardware	$5,667	$6,877
Furniture and equipment	1,455	1,274
Leasehold improvements	795	748
Capital leases – computer hardware and equipment	173	—

	8,090	8,899
Less – Accumulated depreciation and amortization	(5,952)	(6,811)

	$2,138	$2,088

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense related to property and equipment was $1,422, $1,678 and $1,483 in 2003, 2002 and 2001, respectively.

8. Goodwill and Goodwill Impairment

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

In accordance with SFAS No. 142, goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. In June 2003, Autobytel performed an annual impairment test of goodwill acquired in the Autoweb acquisition using the minority interest public market approach and concluded that goodwill was not impaired. Also in June 2003, Autobytel acquired AVV and recorded goodwill of $8,463.

In future periods, if goodwill is determined to be impaired, Autobytel will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings. The following summarizes the balance of goodwill:

	Years Ended December 31,
	2003	2002
Autoweb	$8,367	$8,367
AVV	8,463	—

	$16,830	$8,367

During 2001, Autobytel recorded a $22,867 non-cash charge for the full impairment of goodwill and $888 in amortization expense related to CarSmart. Had SFAS No. 142 been in effect in 2001, Autobytel would not have recorded amortization expense of $888 for goodwill related to the acquisition of CarSmart in 2001. The following summarizes net loss adjusted to exclude goodwill amortization expense:

	Years Ended December 31,
	2002	2001
Net loss as reported	$(20,714)	$(44,851)
Goodwill amortization	—	888
Net loss as adjusted	$(20,714)	$(43,963)

Basic & diluted loss per share as reported	$(0.67)	$(1.84)
Basic & diluted loss per share as adjusted	$(0.67)	$(1.80)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Commitments and Contingencies

Operating Leases

Autobytel leases its facilities and certain office equipment under operating leases which expire on various dates through 2009. As of December 31, 2003, future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows:

Years Ending December 31,
2004	$1,256
2005	1,023
2006	209
2007	209
2008	193
Thereafter	144

$3,034

Rent expense was $1,533, $1,578 and $1,911 for the years ended December 31, 2003, 2002 and 2001, respectively. In 2001, Autobytel leased cars for its Autobytel.Europe employees. The majority of these leases were terminated in 2001 as part of the restructuring of Autobytel.Europe. Approximately $210 related to the car leases has been included in rent expense for 2001.

Employment Agreements

Autobytel has agreements with Jeffrey A. Schwarz, Chief Executive Officer, Hoshi Printer, Executive Vice President and Chief Financial Officer, Ariel Amir, Executive Vice President and General Counsel, Andrew F. Donchak, Executive Vice President and Chief Marketing Officer, and Richard Walker, Executive Vice President, Corporate Development and Strategy. In the event of termination without cause, Messrs. Printer, Amir, Donchak and Walker are entitled to payments of one year base salary, and Mr. Schwartz is entitled to receive payments equal to three years base salary plus the average bonus of the two fiscal years prior to the year of termination. Messrs. Schwartz, Printer, Donchak, Walker and Amir are also entitled to additional severance payments in the event of termination within a specified time period of a change of control. The term of agreement of Mr. Schwartz expires on December 31, 2006. The terms of the agreements of Messrs. Printer and Amir are for two years with one year renewals. The agreements of Messrs. Schwartz, Printer, Donchak, Walker and Amir provide for a two year extension upon a change of control. In addition, their agreements provide for vesting of options upon a change of control.

Litigation

On October 10, 2002, Morrison & Foerster LLP, a law firm that represented Autobytel, A.I.N., Inc. and Michael Gorun, former President of A.I.N., at various points in litigation which was settled in 2002, filed an action entitled Morrison & Foerster LLP v. Autobytel.com Inc. et al. in the Santa Clara Superior Court against Autobytel, A.I.N. and Mr. Gorun asserting claims for damages for beach of contract for failure to pay legal fees and expenses plus interest accrued thereon in the aggregate amount of approximately $660. On July 15, 2003, Autobytel, A.I.N. and Morrison & Foerster LLP settled the matter described above. The settlement amount was paid in 2003.

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. Autobytel has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful and for Autobytel to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. It is anticipated that any potential financial obligation of Autobytelto plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, Autobytel does not expect that the settlement will involve any payment by Autobytel. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the court. Autobytel cannot determine

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on Autobytel’s results of operations or financial condition in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb, certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. Autoweb has approved the MOU and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful and for Autoweb to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, Autoweb does not expect that the settlement will involve any payment by Autoweb. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the court. Autobytel cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on Autobytel’s results of operations or financial condition in any future period.

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

10. Issuance of Common Stock in Private Placement

On June 24, 2003, Autobytel completed the sale of 5,000,000 shares of common stock to six institutional investor groups in a private placement for gross proceeds of $27,000, or $5.40 per share. Net proceeds after transaction costs were $25,565.

11. Retirement Savings Plan

Autobytel has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the 401(k) Plan.) The 401(k) Plan covers all employees of Autobytel who are over 21 years of age and have worked for Autobytel for at least three months. Under the 401(k) Plan, participating employees are allowed to defer up to 50% of their pretax salaries up to a maximum of $12 in 2003. Employees over the age of 50 are allowed to contribute an additional $2 in 2003. Autobytel contributions to the 401(k) Plan are discretionary. Autobytel matches employee contributions 50 cents per dollar up to a maximum of $3 per year. During 2003, Autobytel matched employee contributions by contributing cash of $431. In 2002, Autobytel matched employee contributions by contributing $390, or 137,150 shares of common stock at the current fair market value on the date the shares were purchased, and by contributing cash of $44. In 2001, Autobytel matched employee contributions by contributing $327, or 216,492 shares of common stock at the current fair market value on the date the shares were issued.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Stockholders’ Equity

Preferred Stock

As of December 31, 2003, 11,445,187 shares of preferred stock with a $0.001 par value were authorized and undesignated. There were no shares of preferred stock issued or outstanding as of December 31, 2003.

13. Restricted Stock and Option Plans

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

In December 2001, the Board of Directors granted Performance Options to purchase 200,000 shares of common stock to Jeffrey Schwartz, Autobytel’s Chief Executive Officer, at an exercise price of $1.60 per share, which represents the fair market value on the date of grant. These options vest over a five-year period, but the vesting could be accelerated based on the performance of Autobytel’s common stock. The accelerated vesting schedule provides that the grants will vest if the average

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trading price of the common stock for any 60 consecutive trading days is equal to or exceeds $5.00. As of December 31, 2003, all of these Performance Options were vested. All other stock options granted under the 1998 Option Plan vest according to vesting schedules determined by the Board of Directors.

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

In August 2001, the Board of Directors granted Performance Options to purchase 250,000 shares of common stock to Mr. Schwartz at an exercise price of $0.90 per share, which represents the fair market value on the date of grant. These options vest over a seven year period, but the vesting could be accelerated based on the performance of Autobytel’s common stock. The accelerated vesting schedule provides that the grants will vest in six installments, each of the first and second installments being for 40,000 shares and each of the remaining installments covering 42,500 shares. One installment vests on each six month anniversary period if pre-established average trading prices of the common stock are achieved. These installments will vest if the average trading price exceeds $1.80, $2.70, $3.60, $4.50, $5.40 and $6.30, respectively, in the applicable period after the date of grant. As of December 31, 2003, 165,000 shares were vested. All other stock options granted under the 1999 Option Plan vest according to vesting schedules determined by the Board of Directors.

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

Amended and Restated 2001 Restricted Stock and Option Plan

On February 25, 2003, the Board of Directors approved the Amended and Restated 2001 Restricted Stock and Option Plan, which was approved by stockholders on June 25, 2003 (the Restricted Plan). The Restricted Plan allows for the granting of restricted stock, deferred share awards, stock options and stock appreciation rights to selected directors, officers, employees, consultants or other service providers of Autobytel. Autobytel has reserved 1,500,000 shares under the Restricted Plan. The Restricted Plan prohibits anyone from receiving awards for more than 400,000 shares per year.The Board may grant awards that vest immediately or based on future conditions. The Board has the discretionary authority to impose, in agreements, such restrictions on shares of common stock issued pursuant to restricted stock awards under the Restricted Plan as it may deem appropriate or desirable, including but not limited to the authority to impose a right of first refusal or to establish repurchase rights or both of these restrictions. Any repurchase right of Autobytel lapses on consummation of a change of control. Options may be either incentive stock options or nonqualified stock options. The per share exercise price of an incentive stock option shall not be less than 100% of the fair market value of a share on the date the option is granted (110% in the case of a grant to a ten-percent stockholder). The per share exercise price of a nonqualified stock option shall not be less than 85% of the fair market value of a share on the date the option is granted. No option shall be exercisable after the expiration of ten years from its grant date (five years in the case of an incentive stock option granted to a ten-percent stockholder). Options granted to optionees who are not directors, officers, or consultants must become exercisable at a rate no longer than 20% per year for five years from the grant date. Except as described below and as provided in the Restricted Plan, participants will not have any rights in the event that Autobytel is sold, merged, or otherwise reorganized. Unless the award agreement provides differently or unless any party to the merger, consolidation, or sale or transfer of Autobytel assets assumes Autobytel’s obligations with respect to awards under the Restricted Plan, the unvested portion of awards will become immediately vested upon any merger (other than a merger in which Autobytel is the surviving entity and the terms and number of outstanding shares remain unchanged as compared to the terms and number of outstanding shares prior to the merger), consolidation, or sale or transfer of Autobytel assets.

As of December 31, 2003, there were no outstanding shares of common stock under the Restated Plan.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding Stock Options and Stock Option Activity

A summary of Autobytel’s outstanding stock options as of December 31, 2001, 2002 and 2003 and activity during the years then ended is presented below:

	Number of Options	Average Exercise Price
Outstanding at December 31, 2000	6,679,780	$9.26
Assumption of Autoweb options on date of acquisition	1,296,089	8.07
Granted	1,564,664	1.32
Exercised	(6,667)	0.90
Forfeited	(2,867,826)	8.97

Outstanding at December 31, 2001	6,666,040	7.19
Granted	1,959,020	2.57
Exercised	(98,295)	1.66
Forfeited	(2,938,589)	9.19

Outstanding at December 31, 2002	5,588,176	4.45
Granted	3,304,500	5.82
Exercised	(789,759)	3.56
Forfeited	(438,247)	4.86

Outstanding at December 31, 2003	7,664,670	$4.96

Exercisable at December 31, 2001	4,012,937	$9.45

Exercisable at December 31, 2002	3,133,686	$6.37

Exercisable at December 31, 2003	4,097,985	$4.78

Weighted-average fair value of options granted during 2001 (1,564,664 options)		$1.02
Weighted-average fair value of options granted during 2002 (1,959,020 options)		$1.87
Weighted-average fair value of options granted during 2003 (3,304,500 options)		$3.18

The fair value of each option granted through December 31, 2003 is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (1) no dividend yield, (2) volatility of 78.55%, 92.73% and 92.63% for the years ended December 31, 2003, 2002, and 2001, respectively, (3) weighted-average risk-free interest rate of approximately 2.149%, 3.82%, and 4.78% for the years ended December 31 2003, 2002, and 2001, respectively, and (4) a weighted-average expected life of 3.7 years, 5.0 years and 5.3 years for the years ended December 31, 2003, 2002 and 2001, respectively.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.78 – $1.88	1,542,920	7.0	$1.29	1,339,713	$1.33
$1.96 – $2.88	1,580,339	8.3	2.53	1,034,334	2.50
$3.00 – $4.50	1,301,334	7.4	3.32	429,765	3.87
$5.25 – $5.87	179,000	7.1	5.35	150,000	5.26
$6.02 – $6.35	1,200,000	9.6	6.32	—	—
$6.50 – $7.60	523,293	4.7	6.84	357,159	6.54
$8.23 – $9.37	517,272	9.7	8.58	178,409	9.20
$10.30 – $11.46	242,200	9.3	10.97	30,338	10.42
$13.20	498,891	1.6	13.20	498,891	13.20
$14.38 – $19.35	10,065	6.0	14.90	10,020	14.88
$24.28 – $25.33	67,935	5.8	24.43	67,935	24.43
$44.51	1,421	5.4	44.51	1,421	44.51

$.78 – $44.51	7,664,670	7.5	$4.96	4,097,985	$4.78

As of December 31, 2003, 1,440,718 stock options were available for grant under Autobytel’s stock option plans.

Stock-Based Compensation

From January to March 1999, Autobytel granted stock options to purchase 388,236 shares of common stock under the 1999 Stock Option Plan. These stock options were granted to employees and directors at exercise prices of $13.20 and $16.00 per share which were below the fair market value at the date of grant. In relation to these grants, Autobytel recognized non-cash compensation expense of approximately $1,718 ratably over the vesting term of one to four years. Compensation expense of approximately $20 and $242 was recognized as operating expense in 2002 and 2001, respectively. As of December 31, 2002, compensation expense related to these option grants was fully recognized.

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

14. Stock Purchase Plan

1996 Employee Stock Purchase Plan

Autobytel’s 1996 Employee Stock Purchase Plan was adopted by the Board of Directors in November 1996. On February 25, 2003, the Board of Directors approved an amendment providing for an additional 300,000 shares of common stock issuable over a ten-year period ending on February 24, 2013. The amendment was approved by stockholders on June 25, 2003. The Purchase Plan, which is intended to qualify under Section 423 of the Code, permits eligible employees of Autobytel to purchase shares of common stock through payroll deductions of up to ten percent of their compensation, up to a certain maximum amount for all purchase periods ending within any calendar year. Autobytel has reserved a total of 744,444 shares of common stock for issuance under the Purchase Plan. The price of common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first or last day of each six month purchase period. Employees may end their

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participation in the Purchase Plan at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with Autobytel.

During the years ended December 31, 2003, 2002 and 2001, 90,223, 128,020 and 121,824 shares of common stock were issued under the Purchase Plan, respectively.

15. Accrued Liability for Restructuring and Other Charges

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

As of December 31, 2003, there were no further accrued liabilities related to the 2001 restructuring and other charges as the remaining charges were adjusted due to the final reconciliation of leased facility maintenance costs by the landlord. The accrued liabilities related to the 2001 charges as of December 31, 2003 were paid or adjusted as follows:

Domestic Restructuring and Other Charges
Total charges	$4,514
Non-cash charges	(739)
Cash payments	(3,665)

December 31, 2001, accrued liability balance	110
Cash payments	(76)

December 31, 2002, accrued liability balance	34
Cash payments	(7)
Non-cash adjustment	(27)

December 31, 2003, accrued liability balance	$—

As of December 31, 2003, the remaining accrued liabilities related to the 2002 restructuring charges were $258. Autobytel expects the remaining charges to be paid by 2004. The remaining accrued liabilities related to the 2002 charges as of December 31, 2003 were as follows:

	Domestic Restructuring Charges
	Rent	Compensation	Total
Total charges	$552	$217	$769
Cash payments	(108)	(217)	(325)

December 31, 2002, accrued liability balance	444	—	444
Cash payments	(186)	—	(186)

December 31, 2003 accrued liability balance	$258	$—	$258

16. Other Income (Expense)

In 2003, Autobytel recorded $763 in other income after the negotiated settlement of an outstanding note receivable and compensation liability with a former Autoweb employee.

17. Income Taxes

No provision for federal income taxes has been recorded as Autobytel generated taxable losses through December 31, 2002 and had nominal taxable income for the year ended December 31, 2003 which will be offset by net operating loss carryforwards. As of December 31, 2003, Autobytel had approximately $63,000 of federal and $34,000 of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards expire in various years through 2022. Autobytel also has federal and state research tax credit carryforwards of approximately $700 and $500, respectively. These research tax credits expire in various years through 2022. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result in the expiration of the carryforwards before utilization. Additionally, the state of California has suspended the deduction for net operating loss carryovers for the 2003 tax year.

Autobytel accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Based upon its substantial net operating loss carryforwards, research tax credit carryforwards and expected future operating results, Autobytel concluded that it is more likely than not that these deferred tax assets as of December 31, 2003 may not be realized. Consequently, Autobytel has established a full valuation allowance for these deferred tax assets. In addition, Autobytel expects to provide a full valuation allowance on future deferred tax assets until it can sustain a level of profitability that demonstrates its ability to utilize the assets. Significant components of Autobytel’s deferred tax assets are approximately as follows:

	As of December 31,
	2003	2002
Deferred tax assets:
Net operating losses	$23,374	$48,050
Accrued expenses, depreciation and amortization	1,842	4,963
Research and development credits and other	1,200	437

Total deferred tax assets	26,416	53,450
Valuation allowance for deferred tax assets	(26,416)	(53,450)

Net deferred tax assets	$—	$—

The decrease in deferred tax assets from December 31, 2002 to December 31, 2003 resulted primarily from Autobytel’s determination that the federal and state net operating loss carryforwards subject to annual limitation will expire before utilization. These carryforwards had a full valuation allowance recorded against them and, as such, Autobytel reduced the valuation allowance, accordingly, in 2003. The increase in deferred tax assets from December 31, 2001 to December 31, 2002 primarily resulted from additional taxable net operating loss carryforwards generated by Autobytel in 2002. Autobytel recorded a full valuation allowance against the deferred tax assets arising from the net operating losses generated in 2002.

18. Related Party Transactions

Consulting Agreement

Autobytel and Robert Grimes, a current director and a former Executive Vice President of Autobytel, are parties to a two year consulting services agreement dated April 1, 2000 which was extended through March 31, 2004. During the term of the consulting agreement, Mr. Grimes will receive $50 per year payable on a monthly basis and a $2.5 monthly office expense allowance. Mr. Grimes will make himself available to the executive officers of Autobytel for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships. Autobytel may terminate the agreement upon Mr. Grimes’ breach of contract. If Mr. Grimes’ agreement is terminated without breach, Mr. Grimes is entitled to either a pro rated or a lump sum payment equal to the salary that would have been received by Mr. Grimes if he had remained a consultant for the remaining balance of the term. In the event of death or disability, Autobytel will pay to Mr. Grimes or his successors and assigns the amount that Mr. Grimes would have received for the remainder of the term of the agreement. Mr. Grimes has the right to terminate the agreement upon 90 days notice to Autobytel. Through April 30, 2003, Mr. Grimes was entitled to participate in all of Autobytel’s employee welfare benefit plans at Autobytel’s expense.

19. Business Segment

Autobytel conducts its business within one business segment, which is defined as providing automotive marketing services primarily through the Internet.

Autobytel.Europe, formerly a majority-owned subsidiary of Autobytel, operates to support Autobytel’s Internet automotive marketing services with certain licensees in Europe. In June 2001, Autobytel announced the restructuring of Autobytel.Europe which significantly reduced Autobytel.Europe’s business activities. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced Autobytel’s ownership of Autobytel.Europe from 76.5% to 49%. As a result, Autobytel no longer consolidates Autobytel.Europe in its financial statements but accounts for its remaining investment in Autobytel.Europe under the equity method. Autobytel does not expect to devote substantial resources to Autobytel.Europe. (See Note 3.)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial data for Autobytel.Europe, including the 2002 short period prior to the reduction in Autobytel’s ownership in Autobytel.Europe on March 28, 2002, is as follows:

	Period Ended March 28,	Year Ended December 31,
	2002	2001
Revenues	$49	$2,703
Net loss	(3,684)	(6,677)
Total assets	28,231	28,997
Total liabilities	$4,871	$1,401

20. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for Autobytel, including AVV from the date of acquisition on June 4, 2003, is as follows:

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Revenues	$23,930	$23,039	$21,721	$20,253
Income from operations	2,786	1,554	1,052	748
Net income	3,764	1,666	1,122	868
Basic net income per share	$0.10	$0.04	$0.04	$0.03
Diluted net income per share	$0.09	$0.04	$0.03	$0.03

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Revenues	$20,010	$19,281	$20,831	$20,733
Income (loss) from operations	357	(2,144)	(474)	(15,352)
Net income (loss)	462	(2,102)	(607)	(18,467)
Basic net income (loss) per share	$0.01	$(0.07)	$(0.02)	$(0.59)
Diluted net income (loss) per share	$0.01	$(0.07)	$(0.02)	$(0.59)

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

	Years Ended December 31,
	2003	2002
Allowance for bad debts:
Beginning balance	$1,912	$3,958
Autoweb goodwill adjustment	—	(277)
Deconsolidation of Autobytel.Europe	—	(1,335)
Additions (reversals)	(568)	1,220
Write-offs	(530)	(1,654)

Ending balance	$814	$1,912

	Years Ended December 31,
	2003	2002
Allowance for customer credits:
Beginning balance	$2,302	$3,151
Additions	938	7,422
Write-offs	(1,988)	(8,271)

Ending balance	$1,252	$2,302

Year Ended December 31, 2001
Allowances for bad debts and customer credits:
Beginning balance	$2,185
Acquired on August 14, 2001 as part of the Autoweb acquisition	2,694
Reserves	9,724
Write-offs	(7,494)

Ending balance	$7,109

EXHIBIT INDEX

Number	Description	Sequentially Numbered Page

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

2.4

Composite Conformed Acquisition Agreement, dated as of April 11, 2001 by and among Autobytel, Autobytel Acquisition I Corp. and Autoweb.com, Inc. (“Autoweb”), is incorporated herein by reference from Annex A to the Proxy Statement/Prospectus included as a part of Amendment No. 1 (filed on July 17, 2001) to the Registration Statement on Form S-4. (File No. 333-60798) originally filed with the SEC on May 11, 2001 and declared effective (as amended) on July 18, 2001 (the “S-4 Registration Statement”)

2.5

Acquisition Agreement, dated June 4, 2003, among Autobytel, Autobytel Acuisition, Inc., and Applied Virtual Vision, Inc. and its shareholders is incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K filed with the SEC on June 5, 2003.

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

Number	Description	Sequentially Numbered Page

4.1	Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the September 2001 10-Q.

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

10.10	Form of Autobytel Dealer Agreement, including Pre-Owned Cyberstore program is incorporated herein by reference to Exhibit 10.15 of the 2001 10-K .

10.11	Separation Agreement dated as of December 14, 2001 between Autobytel and Mark Lorimer is incorporated herein by reference to Exhibit 10.18 of the 2001 10-K.

10.12	Separation Agreement dated as of January 17, 2002 between Autobytel and Dennis Benner is incorporated herein by reference to Exhibit 10.19 of the 2001 10-K.

10.13	Form of Autoweb General Dealer Agreement is incorporated herein by reference to Exhibit 10.20 of the 2001 10-K.

Number	Description	Sequentially Numbered Page

10.14	1996 Stock Option Plan and related agreements are incorporated herein by reference to Exhibit 10.5 of the S-1 Amendment.

10.15	1996 Stock Incentive Plan and related agreements are incorporated herein by reference to Exhibit 10.6 of the S-1 Amendment.

10.16	Form of Autobytel Gold Term Services Agreement is incorporated herein by reference to Exhibit 10.35 of the form 10-K for the Year Ended December 31, 1999 filed with the SEC on March 23, 2000.

10.17	Form of CarSmart Internet Marketing Agreement is incorporated herein by reference to Exhibit 10.26 of the 2001 10-K.

10.18	autobytel.com inc. Retirement Savings Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-33038) with the SEC on June 15, 2000.

10.19	autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-39396) with the SEC on June 15, 2000.

10.20

Employment Agreement dated as of April 18, 2001 between Autobytel and Hoshi Printer incorporated herein by reference to Exhibit 10.9 of Amendment No. 1 to the S-4 Registration Statement filed with the SEC on July 17, 2001

10.21

autobytel.com inc. 2001 Restricted Stock Plan is incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-8 (File No. 333-67692) with the SEC on August 16, 2001 (the “August 2001 S-8”)

10.22	Autoweb 1997 Stock Option Plan is incorporated herein by reference to Exhibit 4.4 of the August 2001 S-8.

10.23	Autoweb 1999 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 4.5 of the August 2001 S-8.

10.24	Autoweb 1999 Directors Stock Option Plan is incorporated herein by reference to Exhibit 4.6 of the August 2001 S-8.

10.25

Amendment No. 1 to the Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(2) of Schedule TO filed with the SEC on December 14, 2001 (the “Schedule TO”)

10.26	Amendment No. 2 to the autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(5) of the Schedule TO.

10.27	Amendment No. 2 to the autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) of the Schedule TO.

10.28	Amendment No. 1 to the autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(10) of the Schedule TO.

Number	Description	Sequentially Numbered Page

10.29	Amendment No. 1 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(12) of the Schedule TO.

10.30	Amendment No. 2 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 10.46 of the 2001 10-K.

10.31	Form of Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(13) of the Schedule TO.

10.32	Form of Stock Option Agreement pursuant to autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(14) of the Schedule TO.

10.33	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(15) of the Schedule TO.

10.34	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(16) of the Schedule TO.

10.35	Form of Stock Option Agreement pursuant to autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(17) of the Schedule TO.

10.36	Form of Performance Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(18) of the Schedule TO.

10.37	Form of Non-employee Directors Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(19) of the Schedule TO.

10.38

Second Amended and Restated Operating Agreement, dated as of March 28, 2002, among Autobytel.Europe LLC, Autobytel and Pon Holdings B.V. is incorporated herein by reference to Exhibit 10.1 of the March 2002 10-Q

10.39

Amendment to Second Amended and Restated Operating Agreement, dated as of April 24, 2002, among Autobytel.Europe LLC, Autobytel and Pon Holdings B.V. is incorporated herein by reference to Exhibit 10.2 of the March 2002 10-Q

10.40

Amended and Restated License Agreement, dated as of March 28, 2002, among Autobytel.Europe LLC, Autobytel.Europe Holdings B.V. and Autobytel is incorporated herein by reference to Exhibit 10.3 of the March 2002 10-Q

10.41	Consulting Services Agreement, dated March 1, 2002, between Autobytel and Jeffrey Coats is incorporated herein by reference to Exhibit 10.4 of the March 2002 10-Q

10.42	Letter Agreement, dated March 19, 2002, between Autobytel and Robert Grimes is incorporated herein by reference to Exhibit 10.5 of the March 2002 10-Q

Number	Description	Sequentially Numbered Page

10.43

Letter Agreement, dated October 1, 2002, between Andrew Donchak and Autobytel is incorporated herein by reference to Exhibit 10.52 of the Form 10-K for the Year Ended December 31, 2002 filed with the SEC on March 27, 2003 (the “2002 10-K”).

10.44	First Amendment, dated as of October 1, 2002, between Hoshi Printer and Autobytel is incorporated herein by reference to Exhibit 10.53 of the 2002 10-K

10.45	Letter Agreement, dated January 21, 2003, between Richard Walker and Autobytel is incorporated herein by reference to Exhibit 10.55 of the 2002 10-K

10.46	Form of Dealer Agreement is incorporated herein by reference to Exhibit 10.57 of the 2002 10-K

10.47	Letter agreement, dated March 10, 2003, between Autobytel and Robert Grimes is incorporated herein by reference to Exhibit 10.58 of the 2002 10-K

10.48

Letter agreement, dated July 1, 2003 between Autobytel and Richard Walker is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended September 30, 2003 filed with the SEC on November 13, 2003

10.49

2003 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement filed on Form S-8 (File No. 333-107525) with the SEC on July 31, 2003.

10.50

Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.7 of Post-Effective Amendment to Registration Statement filed on Form S-8 (File No. 333-67692) with the SEC on July 31, 2003.

10.51

Form of Subscription Agreement, dated June 20, 2003, between Autobytel and private investors is incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-3 (File No. 333-107152) filed with the SEC on July 18, 2003.

10.52*	First Amendment, dated December 19, 2003 between Ariel Amir and Autobytel.

10.53*	Employment Agreement, dated December 4, 2003 between Jeffrey Schwartz and Autobytel.

Number	Description	Sequentially Numbered Page

16	Letter of Arthur Andersen LLP, dated May 22, 2002, is incorporated herein by reference to Exhibit 16 of Form 8-K filed with the SEC on May 22, 2002

21.1*	Subsidiaries of Autobytel.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Manheim Auctions.

24.1*	Power of Attorney (reference is made to the signature page)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated March 12, 2004.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated March 12, 2004

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated March 12, 2004.

*	Filed herewith.