Form 10-Q
period 2004-03-31
AUTOBYTEL  INC
filed 2004-05-07
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 22239

Autobytel Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0711569 (I.R.S. Employer identification number)

18872 MacArthur Boulevard, Irvine, California (Address of principal executive offices)	92612 (Zip Code)

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

Yes ☒    No ☐

As of April 30, 2004, there were 41,525,485 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS	(unaudited)
Current assets:
Domestic cash and cash equivalents	$49,270	$51,643
International cash and cash equivalents (Note 3.)	10,425	—
Short-term investments	—	3,991
Accounts receivable, net of reserves for bad debts and customer credits of $2,117 and $1,764, respectively	10,597	10,889
Prepaid expenses and other current assets	1,146	833

Total current assets	71,438	67,356
Long-term investments	15,000	6,000
Property and equipment, net	2,123	2,138
Capitalized software, net	754	1,024
Investment in equity investee (Note 3.)	824	2,810
Goodwill	16,830	16,830
Other assets	824	470

Total assets	$107,793	$96,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,255	$4,063
Accrued expenses	3,964	5,034
Deferred revenues	3,814	4,022
Accrued domestic restructuring	212	258
Accrued international licensee liabilities (Note 3.)	1,541	—
Other current liabilities	405	441

Total current liabilities	14,191	13,818

Minority interest (Note 3.)	4,623	—

Commitments and contingencies (Note 5.)

Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,570,537 and 37,786,767 shares issued and outstanding, respectively	39	38
Additional paid-in capital	238,962	236,544
Accumulated other comprehensive income	1,685	—
Accumulated deficit	(151,707)	(153,772)

Total stockholders’ equity	88,979	82,810

Total liabilities and stockholders’ equity	$107,793	$96,628

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Lead fees	$16,847	$14,623
Advertising	3,122	2,839
CRM services	3,463	1,452
Data, applications and other	1,325	1,339

Total revenues	24,757	20,253

Operating expenses:
Sales and marketing	14,809	12,858
Product and technology development	5,088	3,862
General and administrative	2,929	2,785

Total operating expenses	22,826	19,505

Income from operations	1,931	748
Interest income	186	69
Income (loss) in equity investees	(53)	53
Other income	1	—

Income before income taxes	2,065	870
Provision for income taxes	—	2

Net income	$2,065	$868

Net income per share:
Basic	$0.05	$0.03

Diluted	$0.05	$0.03

Shares used in computing net income per share:
Basic	38,343,958	31,234,243

Diluted	42,583,103	32,167,910

Comprehensive income:
Net income	$2,065	$868
Translation adjustment	—	27

Comprehensive income	$2,065	$895

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,065	$868
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	688	608
Provision for bad debt	77	242
Customer credits	33	851
(Income) loss in equity investees	53	(53)
Changes in assets and liabilities:
Accounts receivable	268	(1,289)
Prepaid expenses and other current assets	(284)	1,093
Other assets	(399)	11
Accounts payable	87	375
Accrued expenses	(1,722)	(1,441)
Deferred revenues	(208)	(47)
Customer deposits	—	(7)
Accrued domestic restructuring	(46)	(68)
Other current liabilities	(38)	(18)

Net cash provided by operating activities	574	1,125

Cash flows from investing activities:
Maturities of short-term investments	3,991	—
Purchases of long-term investments	(9,000)	—
Consolidation of Autobytel.Europe cash balance (Note 3.)	10,425	—
Purchases of property and equipment	(357)	(31)

Net cash provided by (used in) investing activities	5,059	(31)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,419	136

Net cash provided by financing activities	2,419	136

Effect of exchange rates on cash	—	27

Net increase in cash and cash equivalents	8,052	1,257
Cash and cash equivalents, beginning of period	51,643	27,571

Cash and cash equivalents, end of period (Note 3.)	$59,695	$28,828

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$2

Cash refunded during the period for interest	$(1)	$—

Supplemental disclosure of non-cash investing activities:

•	In March 2004, Autobytel consolidated Autobytel.Europe due to the adoption of FIN 46R. As a result of this adoption, Autobytel recorded $940 in assets, $2,300 in liabilities and $4,472 in minority interest.

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(unaudited)

1.    Organization and Operations of Autobytel

Autobytel Inc. (Autobytel) is an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing, advertising and customer relationship management (CRM) products and programs primarily through the Internet. Autobytel owns and operates the automotive Web sites Autobytel.com, Autoweb.com, CarSmart.com and Autosite.com. Autobytel is also a leading provider of dealership lead management products and dealer management system data extraction services. Autobytel is also a provider of automotive marketing data and technology.

Autobytel provides products and programs to automotive dealers and manufacturers to help them increase marketing efficiency and reduce customer acquisition costs.

Autobytel is a Delaware corporation incorporated on May 17, 1996. Its principal corporate offices are located in Irvine, California. Autobytel completed an initial public offering in March 1999 and its common stock is listed on the Nasdaq National Market under the symbol ABTL.

2.    Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

Although Autobytel believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2003 included in Autobytel’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2004.

Principles of Consolidation

Investments in entities in which Autobytel has the ability to exercise significant influence, but not control, are accounted for using the equity method. On March 31, 2004, Autobytel adopted FIN 46R and determined it was the primary beneficiary of Autobytel.Europe. As a result of this adoption, Autobytel consolidated Autobytel.Europe LLC (Autobytel.Europe) in its financial statements as of March 31, 2004. Autobytel owns 49% of Autobytel.Europe. (See Note 3.)

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

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and the consolidated statements of cash flows, Autobytel considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Domestic cash and cash equivalents represent amounts held by Autobytel for use by Autobytel. International cash and cash equivalents represent amounts held by Autobytel.Europe for use as directed by Autobytel.Europe. International cash and cash equivalents are not available to Autobytel. As of March 31, 2004, domestic and international cash and cash equivalents were $49,270 and $10,425, respectively.

Short-Term and Long-Term Investments

Autobytel considers all investments with a remaining maturity of three months to one year to be short-term investments and those with a remaining maturity of more than one year to be long-term investments. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and based on Autobytel’s intentions, all marketable debt securities and long-term debt investments are classified as held-to-maturity and reported at amortized cost. As of March 31, 2004, held-to-maturity debt securities with an amortized cost of $15,000 are due within one to two years.

As of March 31, 2004 and December 31, 2003, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
March 31, 2004:
Long-term investments, held-to-maturity:
Government sponsored agency bonds	15,000	15,009	9	—

	$15,000	$15,009	$9	$—

December 31, 2003:
Short-term investments, held-to-maturity:
Commercial paper	$3,991	$3,991	$—	$—
Long-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	6,020	20	—

	$9,991	$10,011	$20	$—

Computation of Basic and Diluted Net Income per share

Net income per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted. Basic net income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period and potential shares of common stock. Potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock options net of shares of common stock assumed to be repurchased by the company from the exercise proceeds.

For the three months ended March 31, 2004 and 2003, there were 4,239,145 and 933,667 potential shares of common stock, respectively.

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

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options, which is a fair value based method. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net income and net income per share for the three months ended March 31, 2004 and 2003, would approximate the pro forma amounts below:

	Three Months Ended March 31,
	2004	2003
Net income (loss):
As reported	$2,065	$868
Add: Stock-based compensation included in reported net income, net of tax	—	—
Less: Stock-based compensation determined under the fair value based method, net of tax	(1,206)	(965)

Pro forma	$859	$(97)

Net income (loss) per share—basic:
As reported	$0.05	$0.03
Pro forma	$0.02	$0.00
Net income (loss) per share—diluted:
As reported	$0.05	$0.03
Pro forma	$0.02	$0.00

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

In the three months ended March 31, 2004, Autobytel granted 550,000 stock options. The options granted were estimated to have a weighted average fair value of $3,741 based on the Black-Scholes option-pricing model on the date of grant and the following assumptions: (1) no dividend yield, (2) volatility of 66%, (3) weighted-average risk-free interest rate of approximately 2.21%, and (4) a weighted-average expected life of 3.5 years.

As of March 31, 2004, Autobytel had a total of 7,396,725 stock options outstanding, of which 6,304,929 stock options had exercise prices below the closing price per share of Autobytel’s common stock on that date.

Business Segment

Autobytel conducts its business within one business segment which is defined as providing automotive marketing services primarily through the Internet.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51, which replaced the previously issued FIN 46. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity (i) do not have sufficient equity at risk, (ii) do not have the characteristics of a controlling financial interest, or (iii) have voting rights that are disproportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. FIN 46R is effective no later than the first reporting period that ends after March 15, 2004.

As a result of the adoption of FIN 46R, Autobytel was determined to be the primary beneficiary of Autobytel.Europe and is required to consolidate Autobytel.Europe in its financial statements effective March 31, 2004. Autobytel has an ownership interest in Autobytel.Europe of 49%. The consolidation of Autobytel.Europe into Autobytel’s financial statements did not have an effect on Autobytel’s results of operations. (See Note 3.)

Reclassification

Effective January 1, 2004, Autobytel modified its revenue presentation to better align reported numbers and metrics with internal operations and to provide increased understanding and transparency for investors. Revenues are now classified as lead fees, advertising, customer relationship management (CRM) services and data, applications and other. Prior to January 1, 2004, Autobytel had reported revenue as program fees, enterprise sales, advertising and other products and services. Amounts for 2003 have been reclassified to conform to the 2004 presentation. There was no impact on total revenues as a result of the reclassification.

Lead fees consist of fees paid by retail dealers, enterprise dealers and automotive manufacturers who participate in the Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. CRM services consist of fees paid by customers who use Autobytel’s customer retention and lead management products and services. Advertising revenues represent fees received from automotive manufacturers and other advertisers who target car-buyers during the research, consideration and decision making process on the Web sites. Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services.

Also, certain other reclassifications have been made to prior year financial information to conform with the current year presentation.

3.    Autobytel.Europe LLC

Autobytel.Europe was organized in August 1997 and began operations in the fourth quarter of 1999. Autobytel.Europe was formed to expand the Autobytel business model and operations throughout Europe.

On March 28, 2002, Autobytel.Europe completed a recapitalization, which reduced Autobytel’s ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in Autobytel’s ownership interest, Autobytel accounted for its investment in Autobytel.Europe under the equity method subsequent to March 28, 2002.

On March 31, 2004, Autobytel adopted the provisions of FIN 46R and determined it was the primary beneficiary of Autobytel.Europe. As a result of this adoption, Autobytel consolidated in its financial statements as of March 31, 2004, $10,425 in cash and cash equivalents, $940 in other assets, including a 46.4% investment in an equity investee held by Autobytel.Europe, $2,300 in liabilities, including accrued international licensee liabilities for payments to be made to Autobytel.Europe licensees, aggregating $1,541, under agreements entered into in March 2002, and $4,623 representing the 51% ownership in Autobytel.Europe belonging to Autobytel.Europe’s other shareholder. The accrued international licensee liabilities were paid in full by Autobytel.Europe in April 2004. The consolidation of Autobytel.Europe into Autobytel’s financial statements on March 31, 2004 did not have an effect on Autobytel’s results of operations. Autobytel will include the results of operations of Autobytel.Europe beginning April 1, 2004.

4.    Acquisition of Applied Virtual Vision, Inc.

On June 4, 2003, Autobytel acquired all of the outstanding common stock of Applied Virtual Vision, Inc., now AVV, Inc., a provider of CRM and sales management products and dealer management system data extraction services, in exchange for cash and common stock. The acquisition of AVV complements Autobytel’s core business with its automotive customer relations management solutions and data extraction services. The acquisition has been accounted for using the purchase method of accounting.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of AVV had occurred on January 1, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented.

Three Months Ended March 31, 2003
Revenues	$21,690
Net income	$953
Net income per share:
Basic	$0.03
Diluted	$0.03

5.    Commitments and Contingencies

Litigation

On October 10, 2002, Morrison & Foerster LLP, a law firm that represented Autobytel, A.I.N. Corporation and Michael Gorun, former President of A.I.N., at various points in litigation which was settled in 2002, filed an action entitled Morrison & Foerster LLP v. Autobytel.com Inc. et al. in the Santa Clara Superior Court against Autobytel, A.I.N. and Mr. Gorun asserting claims for damages for breach of contract for failure to pay legal fees and expenses plus interest accrued thereon in the aggregate amount of approximately $660. On July 15, 2003, Autobytel, A.I.N. and Morrison & Foerster LLP settled the matter described above. The settlement amount was paid in 2003.

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

6.    Accrued Liability for Restructuring and Other Charges

In 2002, Autobytel recorded a total of $769 for charges related to the restructuring of Autobytel’s operations to reduce costs and enhance efficiencies. The charges included severance costs affecting approximately 15% of Autobytel’s employees in sales, marketing and information technology, and Autobytel’s lease obligation on the vacant portion of office facilities in Westborough, Massachusetts.

As of March 31, 2004, the remaining accrued domestic restructuring liabilities related to the 2002 restructuring charges for Autobytel’s lease obligation on the vacant portion of office facilities in Westborough, Massachusetts were $212. Autobytel expects the remaining charges to be paid in 2004. The remaining accrued domestic restructuring liabilities related to the 2002 charges as of March 31, 2004 were as follows:

	As of December 31, 2003	Cash Payments	As of March 31, 2004
Rent	$258	$(46)	$212

7.    Related Party Transactions

Consulting Agreement

Autobytel and Robert Grimes, a current director and a former Executive Vice President of Autobytel, are parties to a consulting services agreement dated April 1, 2000. The agreement was extended through September 30, 2004 and then on a month to month basis until notice of termination by either party. During the term of the consulting agreement, Mr. Grimes will receive $50 per year payable on a monthly basis and a $2.5 monthly office expense allowance. Mr. Grimes will make himself available to the executive officers of Autobytel for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships. Autobytel may terminate the agreement upon Mr. Grimes’ breach of contract. If Mr. Grimes’ agreement is terminated without breach, Mr. Grimes is entitled to either a pro rated or a lump sum payment equal to the amount that would have been received by Mr. Grimes if he had remained a consultant for the remaining balance of the term. In the event of death or disability, Autobytel will pay to Mr. Grimes or his successors and assigns the amount that Mr. Grimes would have received for the remainder of the term of the agreement. Mr. Grimes has the right to terminate the agreement upon 90 days notice to Autobytel. Effective May 1, 2003, Mr. Grimes was not entitled to participate in Autobytel’s employee welfare benefit plans at Autobytel’s expense.

8.    Subsequent Events

On April 9, 2004, Autobytel acquired iDriveonline, Inc. (iDriveonline), now Retention Performance Marketing, Inc., a provider of customer loyalty and retention marketing programs for the automotive industry. In connection with the acquisition, Autobytel issued 474,501 shares of Autobytel common stock and made payments of approximately $5,000 in cash, subject to a post closing purchase price adjustment.

On April 15, 2004, Autobytel acquired Stoneage Corporation (Stoneage), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site. Under the terms of the agreement, former Stoneage shareholders received 2,257,733 shares of Autobytel common stock and approximately $15,300 in cash, subject to a post closing purchase price adjustment.

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

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing, advertising and customer relationship management (CRM) products and programs primarily through the Internet. We own and operate the automotive Web sites Autobytel.com, Autoweb.com, Car.com, CarSmart.com and AutoSite.com. We are also a leading provider of dealership lead management products, dealer management system data extraction services and automotive marketing data and technology.

On April 9, 2004, we acquired iDriveonline, Inc. (iDriveonline), now Retention Performance Marketing, Inc., a provider of customer loyalty and retention marketing programs for the automotive industry. In connection with the acquisition, we issued 474,501 shares of our common stock and made payments of approximately $5 million in cash, subject to a post closing purchase price adjustment.

On April 15, 2004, we acquired Stoneage Corporation (Stoneage), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site. Under the terms of the agreement, former Stoneage shareholders received 2,257,733 shares of our common stock and approximately $15.3 million in cash, subject to a post closing purchase price adjustment.

We continue experiencing growth in revenue, both in our existing business and from acquisitions. In addition, in the past several quarters we have been able to better diversify our revenue mix. We reduced the percentage of revenue from lead fees and increased the percentage of revenue from other revenue categories, in particular, CRM services. Our current business strategy is to grow our existing business and make acquisitions.

As of March 31, 2004, we had $64.3 million in domestic cash, cash equivalents and long-term investments. We generated $0.6 million in cash from operations during the first quarter of 2004. We expect to continue generating cash from operations for the remainder of 2004.

We continue to achieve net additions to our number of retail dealer relationships. We had approximately 5,500 retail dealer relationships as of March 31, 2004 compared to approximately 5,300 retail dealer relationships as of December 31, 2003. We expect to continue to add retail dealer relationships for the remainder of 2004.

We had approximately 29,400 and 29,000 dealer relationships as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, our dealer relationships consisted of approximately 18,900 enterprise dealer relationships, 5,500 retail dealer relationships and 5,000 CRM dealer relationships, including approximately 3,500 WebControl and ADS, 1,000 iManager (a lead management tool) and 450 RPM dealer relationships. As of December 31, 2003 our dealer relationships consisted of approximately 18,700 enterprise dealer relationships, 5,300 retail dealer relationships and 5,000 CRM dealer relationships, including approximately 3,400 WebControl and ADS, 1,200 iManager and 400 RPM dealer relationships. We are in the process of migrating iManager dealers to WebControl.

On March 31, 2004, we adopted the provisions of FIN 46R and determined we were the primary beneficiary of Autobytel.Europe. As a result of this adoption, as of March 31, 2004, we consolidated in our financial statements approximately $10.4 million in cash and cash equivalents, $0.9 million in other assets, including a 46.4% investment in an equity investee, $2.3 million in liabilities, including accrued international licensee liabilities for payments to be made to Autobytel.Europe licensees, aggregating $1.5 million, under agreements entered into in March 2002, and $4.6 million representing the 51% ownership in Autobytel.Europe belonging to Autobytel.Europe’s other shareholder. The accrued international licensee liabilities were paid in full by Autobytel.Europe in April 2004. The consolidation of Autobytel.Europe into our financial statements on March 31, 2004 did not have an effect on our results of operations. We will include the results of operations of Autobytel.Europe beginning April 1, 2004.

We had a 49%, or $2.7 million investment in Autobytel.Europe as of March 31, 2004, which was calculated as follows (in millions):

As of March 31, 2004
Cash and cash equivalents	$10.4
Other assets	0.9
Liabilities	(2.3)
Other investor’s investment in Autobytel.Europe	(4.6)
Cumulative translation adjustment	(1.7)

Autobytel’s investment in Autobytel.Europe	$2.7

We conduct our business within one business segment, which is defined as providing automotive marketing services primarily through the Internet.

Effective January 1, 2004, we modified our revenue presentation to better align reported numbers and metrics with internal operations and to provide increased understanding and transparency for investors. Revenues are now classified as lead fees, customer relationship management (CRM) services, advertising, and data, applications and other. Prior to January 1, 2004, we had reported revenue as program fees, enterprise sales, advertising and other products and services. Amounts for 2003 have been reclassified to conform to the 2004 presentation. There was no impact on total revenue as a result of the reclassification.

Lead fees consist of fees paid by retail dealers, enterprise dealers and automotive manufacturers who participate in our Autobytel.com, Autoweb.com and CarSmart.com online car buying referral networks. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include manufacturers such as General Motors, Ford, Mercedes Benz and Mazda. Fees paid by customers participating in our car buying referral networks are comprised of monthly subscription and transaction fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided. Ongoing fixed monthly subscription fees are based, among other things, on the size of territory, demographics and, indirectly, the transmittal of purchase requests to customers participating in our car buying referral networks. Transaction fees are based on the number of purchase requests provided to customers participating in our car buying referral networks each month. Beginning on April 15, 2004, lead fees will include fees paid by retail dealers, enterprise dealers and automotive manufacturers who participate in our Car.com online car buying referral network.

Generally, our dealer contracts have terms ranging from 90 days to one year and are terminable on 30 days’ notice by either party. As of March 31, 2004, we had a major manufacturer in our program that accounted for approximately 10,100 enterprise dealer relationships. The program with a major manufacturer automatically extends in one-month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks. We intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers. For the three months ended March 31, 2004 and 2003, lead fees were $16.8 million and $14.6 million, or 68% and 72% of total revenues, respectively. Average monthly lead fees per dealer were $849 and $768 in the first quarter of 2004 and 2003, respectively. We expect to be primarily dependent on our retail dealers for revenues in the foreseeable future.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively on any of our four Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Our customizable advertising products offer manufacturers the opportunity to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Features can include image galleries, brochure requests and video. Revenues from advertising were $3.1 million and $2.8 million in the first quarter of 2004 and 2003, or 13% and 14% of total revenues, respectively. With further selling of our advertising inventory and an increase in Internet advertising spending by automotive manufacturers, we anticipate that our advertising business in 2004 will increase compared to 2003. Beginning on April 15, 2004, advertising revenues will include fees paid by automotive manufacturers who advertise on our Car.com Web site.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of Retention Performance Marketing (RPM), our customer loyalty and retention marketing program, WebControl System (WebControl) and iManager, our customer lead management products, and Automobile Download Services (ADS), our data extraction service. CRM services include fees from WebControl and ADS beginning on June 4, 2003. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $3.5 million and $1.5 million, or 14% and 7% of total revenues, in the first quarter of 2004 and 2003, respectively. Beginning on April 9, 2004, customer loyalty and retention program revenue will include fees related to dealers using the iDriveonline product. We expect to combine the RPM and iDriveonline products into a new enhanced RPM product in 2004.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. For the first quarter of 2004 and 2003, revenues from data, applications and other were $1.3 million for both periods.

To enhance the quality of purchase requests, each purchase request is passed through our Quality Verification System (QVS)SM which uses filters and validation processes to identify consumers with strong purchase intent before delivering the purchase request to our retail and enterprise dealers. We have also implemented additional custom filters and validation processes to further enhance our existing process of validating consumer information. The implementation of these quality enhancing processes allows us to deliver high quality purchase requests to our retail and enterprise dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer.

We delivered approximately 0.9 million and 0.8 million purchase requests through our online systems to retail and enterprise dealers in the first quarter of 2004 and 2003, respectively. Of these, approximately 0.6 million and 0.6 million were delivered to retail dealers and approximately 0.3 million and 0.2 million were delivered to enterprise dealers in the first quarter of 2004 and 2003, respectively. Purchase requests delivered to retail dealers in the first quarter 2004 remained relatively unchanged compared to the first quarter of 2003. Purchase requests delivered to enterprise dealers in the first quarter of 2004 increased by 0.1 million, or 54%, compared to the first quarter of 2003, due to new enterprise relationships added as well as expansion of our existing relationships. We expect the number of purchase requests we deliver to our retail and enterprise dealers to increase in 2004 when compared to 2003.

To enhance our retail dealers’ ability to sell cars using our programs, we developed and implemented various products and processes that allow us to provide high quality dealer support. We contact all retail dealers new to our programs to confirm their initiation on our programs and train their personnel on the use of our programs and products. We also contact our retail dealers on a regular basis to identify retail dealers who are not using our programs effectively, develop relationships with retail dealer principals and their personnel responsible for calling our customers and to inform our retail dealers about their effectiveness using surveys completed by our purchase-intending customers.

Our relationship with retail dealers may terminate for various reasons including:

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

In the first quarter of 2004, we continued to achieve net additions to our number of dealer relationships. However, we cannot assure that we will be able to continue to reduce our dealer turnover. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

Because our primary revenue source is from lead fees, our business model is different from many other Internet commerce sites. The automobiles requested through our Web sites are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

Sales and marketing costs consist primarily of:

•	fees paid to our Internet purchase request providers, including Internet portals and online automotive information providers,

•	promotion and advertising expenses to build our brand awareness and encourage potential customers to visit our Web sites, and

•	personnel and other costs associated with sales, marketing, training and support of our dealer networks.

Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $8.5 million and $7.4 million in the first quarter of 2004 and 2003, respectively. Also included in sales and marketing expenses are the costs related to signing up new dealers and their ongoing training and support, costs to support our advertising, costs for printing production and postage for RPM and costs associated with traditional media, such as television, radio and print advertising. Sales and marketing costs are recorded as an expense in the period the service is provided.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2004	2003
Revenues
Lead fees	68%	72%
Advertising	13	14
CRM services	14	7
Data, applications and other	5	7

Total revenues	100	100

Operating expenses:
Sales and marketing	60	63
Product and technology development	20	19
General and administrative	12	14

Total operating expenses	92	96

Income from operations	8	4
Other income (expense)	—	—

Income before income taxes	8	4
Provision for income taxes	—	—

Net income	8%	4%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues.    Our revenues increased by $4.5 million, or 22%, to $24.8 million in the first quarter of 2004 compared to $20.3 million in the first quarter of 2003. The increase was due to growth in lead fees, CRM services and advertising. As a result of the acquisition of AVV, Inc. (AVV) on June 4, 2003, revenues include $1.8 million from dealers using our WebControl products and ADS services in the first quarter of 2004.

Lead Fees.    Lead fees increased by $2.2 million, or 15%, to $16.8 million in the first quarter of 2004 compared to $14.6 million in the first quarter of 2003. The increase was due to the delivery of an additional 0.1 million purchase requests to our retail and enterprise dealers in the first quarter of 2004 when compared to the first quarter of 2003, coupled with the increase in revenue per purchase request to $19.59 in the first quarter of 2004 from $18.38 in the first quarter of 2003. We expect lead fees to increase in 2004 compared to 2003 as we have added retail and enterprise dealers, including retail and enterprise dealers relating to the acquisition of Car.com, Inc. in April 2004. We also expect to continue our efforts to increase the number of purchase requests we send to our dealers and the fees paid per purchase request.

Advertising.    Advertising revenue increased by $0.3 million, or 10%, to $3.1 million in the first quarter of 2004 compared to $2.8 million in the first quarter of 2003. The increase was primarily due to higher spending by automotive manufacturers. With further selling of our available advertising inventory and an increase in Internet advertising spending by automotive manufacturers, we expect our advertising revenues to increase in 2004 compared to 2003.

CRM Services.    CRM services increased by $2.0 million, or 138%, to $3.5 million in the first quarter of 2004 compared to $1.5 million in the first quarter of 2003. The increase was due to an increase in RPM revenues partially offset by a decrease in iManager revenues as a result of our migration of dealers from iManager to RPM and fees from WebControl products and ADS services. In connection with the acquisition of AVV in June 2003, we added 3,400 dealer relationships that use our WebControl products and/or ADS services. We expect our CRM services to increase in 2004 compared to 2003 due to an increase in RPM revenues, the addition of iDriveoline dealers in April 2004 and the benefit of WebControl and ADS for a full year.

Data, Applications and Other.    Revenues from data, applications and other were $1.3 million in the first quarter of 2004, relatively unchanged from the first quarter of 2003. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect data, applications and other to decline slightly in 2004 compared to 2003.

Sales and Marketing.    Sales and marketing expense includes advertising and marketing expenses paid to our purchase request providers and for developing our brand equity, as well as personnel and other costs associated with dealer sales, CRM sales, web site advertising sales, and dealer training and support. Sales and marketing expense increased by $2.0 million, or 15%, to $14.8 million in the first quarter of 2004 compared to $12.9 million in the first quarter of 2003. This represents 60% and 64% as a percent of total revenues for the first quarter of 2004 and 2003, respectively. The increase was primarily due to a $1.1 million increase in online advertising as a result of an increase in the number of purchase requests delivered to dealers participating in our car buying referral networks and higher costs for each purchase request, a $0.3 million increase in costs associated with sales and customer relationship maintenance, including AVV, which was acquired on June 4, 2003, a $0.2 million increase in sales personnel and compensation costs and a $0.3 million increase in printing, production and postage costs related to our growing RPM program. We expect our sales and marketing expenses as a percentage of revenues to remain flat in 2004 compared to 2003.

Product and Technology Development.    Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, costs related to data and technology development and amortization of software development costs. Product and technology development expense increased by $1.2 million, or 32%, to $5.1 million in the first quarter of 2004 compared to $3.9 million in the first quarter of 2003. This represents 20% and 19% of total revenues for the first quarter of 2004 and 2003, respectively. The increase was primarily due to higher personnel and related costs of $1.0 million associated with the increase in headcount, coupled with a $0.2 million increase in telephone and connectivity costs related to our voice and data communications. We expect our product and technology development expenses as a percentage of revenues to slightly decline in 2004 compared to 2003.

General and Administrative.    General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $0.1 million, or 5%, to $2.9 million in the first quarter of 2004 compared to $2.8 million in the first quarter of 2003. This represents 12% and 14% of total revenues for the first quarter of 2004 and 2003, respectively. The increase was primarily due to higher personnel and related costs of $0.2 million associated with the increase in headcount and a $0.1 million increase in public company expenses. Such increases were offset by a decrease of $0.2 million in insurance, legal costs and other costs. We expect our general and administrative expenses as a percentage of revenues to slightly increase in 2004 compared to 2003 due to fees associated with regulatory requirements for public companies, in particular, compliance costs associated with the Sarbanes-Oxley Act of 2002.

Interest Income.    In the first quarter of 2004, interest income increased by $0.1 million, to $0.2 million compared to $0.1 million in the first quarter of 2003. The increase in interest income was due to higher cash generated from operations, coupled with the sale of five million shares of common stock in a private placement for net proceeds of $25.6 million in June 2003 and the investment of our cash in accounts yielding higher interest rates.

Income (Loss) in Equity Investee.    Income (loss) in equity investee represents our share of income or loss in Autobytel.Europe prior to the adoption of FIN 46R.

Income Taxes.    No provision for federal income taxes has been recorded as we generated taxable losses through December 31, 2002 and had nominal taxable income for the year ended December 31, 2003, which will be offset by net operating loss carryforwards. As of December 31, 2003, we had approximately $63.0 million of federal and $34.0 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards expire in various years through 2022. We also have federal and state research tax credit carryforwards of $0.7 million and $0.5 million, respectively. These research tax credits expire in various years through 2022. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the carryforwards before utilization. Additionally, the state of California suspended the deduction for net operating loss carryovers for the 2003 tax year. At the end of each reporting period, we evaluate whether it is more likely than not that our deferred tax assets are not realizable. While we believe that such deferred tax assets are not realizable at March 31, 2004, our assessment may change in future periods as we continue to generate positive operating results.

Stock Options Granted in 2004

From January 1, 2004 through March 31, 2004, we granted stock options to purchase 550,000 shares of common stock under our 1999 Employee and Acquisition Related Stock Option Plan and Amended and Restated 2001 Restricted Stock and Option Plan. The stock options were granted at our common stock closing price on the date of grant. As of March 31, 2004, we had approximately 7.4 million outstanding stock options.

Employees

As of March 31, 2004, we had a total of 328 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

As of March 31, 2004, we had $49.3 million in domestic cash and cash equivalents. Our domestic cash, cash equivalents and short and long-term investments totaled $64.3 million as of March 31, 2004, an increase of $2.6 million in the first quarter of 2004. As of March 31, 2004, international cash and cash equivalents held by Autobytel.Europe were $10.4 million for use as directed by Autobytel.Europe. International cash and cash equivalents are not available to us. In April 2004, we used approximately $20.3 million in cash and cash equivalents in connection with the acquisitions of Retention Performance Marketing, Inc. and Car.com, Inc., excluding transaction costs.

Net cash provided by operating activities was $0.6 million for the three months ended March 31, 2004 compared to $1.1 million for the same period in 2003. Net cash provided by operating activities for the three months ended March 31, 2004 resulted from net income for the period before non-cash charges, partially offset by an increase in prepaid expenses and other assets coupled with a decrease in accrued expenses. A $0.7 million increase in prepaid expenses and other assets was primarily due to the payment of insurance premiums and acquisition costs during the first quarter of 2004. A $1.7 million decrease in accrued expenses was primarily due to the payout of accrued compensation costs in the first quarter of 2004.

Net cash provided by operating activities for the three months ended March 31, 2003 primarily resulted from the net income for the period before non-cash charges and a decrease in prepaid expenses and other current assets partially offset by a decrease in accrued expenses. A $1.1 million decrease in prepaid expenses and other current assets was primarily due to the amortization of prepaid fees related to a marketing agreement and the settlement of escrow funds in the first quarter of 2003. A $1.4 million decrease in accrued expenses was primarily due to the payout of accrued compensation costs in the first quarter of 2003.

Net cash provided by investing activities was $5.1 million for the three months ended March 31, 2004 and nominal for the same period in 2003. Cash provided by investing activities in the first quarter of 2004 was related to the consolidation of Autobytel.Europe’s cash balance in accordance with FIN 46R and the maturity of short-term investments, offset by the purchase of long-term investments in government sponsored agency bonds and purchases of property and equipment.

Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2004 and $0.1 million for the same period in 2003. Cash provided by financing activities in the first quarter of 2004 and 2003 was due to proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options.

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

We maintain reserves for bad debts and customer credits. The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. The estimated provision for bad debts is charged to operating expenses. The allowance for customer credits is our estimate of adjustments for purchase requests or other services that do not meet our customers’ quality expectations. The estimated provision for customer credits is recorded as a reduction in revenue. Our estimates are based on our historical bad debt expense and customer credit experience.

In prior periods, significant increases in required reserves for domestic bad debts and customer credits have been recorded. We experienced an improvement in our collection of accounts receivable due to vigorous collection efforts and the improved quality of our products and services. Based on this improvement, we have reduced our reserves for domestic bad debts and customer credits to $1.3 million, or 11% of total accounts receivable, as of March 31, 2004 from $1.8 million, or 16% of total accounts receivable as of December 31, 2003. If we continue to improve the quality of our accounts receivable, we may further reduce our reserves for domestic bad debts and customer credits. Reductions in the estimated provisions for bad debts and customer credits are recorded as a decrease in operating expenses and an increase in revenues, respectively. As of March 31, 2004, Autobytel.Europe had $0.8 million in reserves for bad debt.

However, if there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional reserves for bad debts and customer credits may be required and the impact on our business, results of operations or financial condition could be material.

We do not have debt. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Car.com’s contractual obligations include an operating lease for its facility. As of April 15, 2004, the aggregate minimum lease payments were $0.5 million expiring on various dates through June 2005.

In April 2004, accrued international licensee liabilities aggregating $1.5 million were paid in full by Autobytel.Europe.

While we forecast and budget cash requirements, assumptions underlying the estimates may change and could have a material impact on our cash requirements. If our uses of funds vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51, which replaced the previously issued FIN 46. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity (i) do not have sufficient equity at risk, (ii) do not have the characteristics of a controlling financial interest, or (iii) have voting rights that are disproportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. FIN 46R is effective no later than the first reporting period that ends after March 15, 2004.

Under FIN 46R, we determined we were the primary beneficiary of Autobytel.Europe and are required to consolidate Autobytel.Europe in our financial statements effective March 31, 2004. We have an ownership interest in Autobytel.Europe of 49%. The consolidation of Autobytel.Europe into our financial statements did not have an effect on our results of operations.

Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

We have only been profitable for the last six quarters and otherwise have a history of net losses and cannot assure that we will continue to be profitable. If we are unable to sustain our recent profitability and we lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002. Having achieved profitability in the fourth quarter of 2002, we might fail to sustain or increase that profitability in the future. We cannot assure that we will continue to be profitable. We had an accumulated deficit of $151.7 million as of March 31, 2004 and $153.8 million as of December 31, 2003.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in emerging and rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve and sustain profitability, we must, among other things:

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

The majority of our revenues are derived from fees paid by our networks of participating retail and enterprise dealers. A few agreements account for all of our enterprise dealer relationships. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks. If dealer attrition increases and we are unable to add new dealers to mitigate the attrition, our revenues will decrease. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. If the number of dealers in our networks declines, our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected. In addition, if automotive manufacturers or major dealer groups force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition.

Generally, our retail dealer agreements have a stated term ranging from 90 days to one year, but such dealer agreements are cancelable by either party upon 30 days notice. Participating retail dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. We cannot assure that retail dealers will not terminate their agreements with us. Our business is dependent upon our ability to attract and retain qualified new and used vehicle retail dealers, major dealer groups and automotive manufacturers. In order for us to grow or maintain our dealer networks, we need to reduce our dealer attrition. We cannot assure that we will be able to reduce the level of dealer attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition.

We may lose participating retail dealers because of the reconfiguration or elimination of exclusive dealer territories. We will lose the revenues associated with any reductions in participating retail dealers resulting from such changes.

We may reduce, reconfigure or eliminate exclusive territories currently assigned to Autobytel, CarSmart or Car.com retail dealers. If a retail dealer is unwilling to accept a reduction, reconfiguration or elimination of its exclusive territory, it may terminate its relationship with us. A retail dealer also could sue to prevent such reduction, reconfiguration or elimination, or collect damages from us. We have experienced one such lawsuit. A material decrease in the number of retail dealers participating in our networks or litigation with retail dealers could have a material adverse effect on our business, results of operations and financial condition.

We send some individual purchase requests to multiple retail dealers. As a result, we may lose participating retail dealers and may be subject to pressure on the fees we charge such dealers for such purchase requests. We will lose the revenues associated with any reductions in participating retail dealers or fees.

We send some individual purchase requests to multiple retail dealers to enhance consumer satisfaction and experience. If a retail dealer perceives such requests as having less value, it may request that fees be reduced or may terminate its relationship with us. A material decrease in the number of retail dealers participating in our networks or the fees such dealers pay us could have a material adverse effect on our business, results of operations and financial condition.

We rely heavily on our participating dealers to promote our brand value by providing high quality services to our consumers. If dealers do not provide our consumers high quality services, our brand value will diminish and the number of consumers who use our services may decline causing a decrease in our revenues.

Promotion of our brand value depends on our ability to provide consumers a high quality experience for purchasing vehicles throughout the purchasing process. If our dealers do not provide consumers with high quality service, the value of our brands could be damaged and the number of consumers using our services may decrease. We devote significant efforts to train participating retail dealers in practices that are intended to increase consumer satisfaction. Our inability to train retail dealers effectively, or the failure by participating dealers to adopt recommended practices, respond rapidly and professionally to vehicle inquiries, or sell and lease vehicles in accordance with our marketing strategies, could result in low consumer satisfaction, damage our brand names and materially and adversely affect our business, results of operations and financial condition.

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

We compete with other entities which maintain similar commercial Web sites including AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, AutoNation and AutoTrader.com. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. The WebControl product competes with products from companies such as Reynolds and Reynolds and Cobalt Systems Corporation. Our customer relationship management products, RPM and iDriveonline, compete with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., Minacs, Online Administrators and Teletech.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

•	our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

•	the announcement or introduction of new or enhanced sites, services and products by us or our competitors,

•	general economic conditions and economic conditions specific to the Internet, online commerce or the automotive industry,

•	a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us,

•	our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner,

•	the level of traffic on our Web sites and other sites that refer traffic to our Web sites,

•	technical difficulties, system downtime, Internet brownouts or electricity blackouts,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure,

•	governmental regulation and

•	unforeseen events affecting the industry.

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

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the Autobytel.com, Autoweb.com, Car.com and CarSmart.com brands will depend largely on our ability to obtain a leadership position in Internet commerce. If dealers and manufacturers do not perceive us as an effective channel for increasing vehicle sales, or consumers do not perceive us as offering reliable information concerning new and used vehicles, as well as referrals to high quality dealers, in a user-friendly manner that reduces the time spent for vehicle purchases, we will be unsuccessful in promoting and maintaining our brands. Our brands may not be able to gain widespread acceptance among consumers or dealers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

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

We recently acquired Retention Performance Marketing, Inc. and Car.com, Inc. Acquisitions involve numerous risks. For example:

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

We presently host our production Web sites and certain systems, including Autobytel.com, Autoweb.com, CarSmart.com, AutoSite.com, Car.com, AVV.com, iDriveonline and RPM, at secure hosting facilities. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future.

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

We maintain business interruption insurance which pays up to $8.6 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses.

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

Sales of substantial numbers of shares of our common stock in the public market, or the perception that significant sales are likely, could adversely affect the market price of our common stock. Other than 283,763 shares that are held in escrow until at least April 2005, all of the shares issued in connection with the acquisitions of iDriveonline and Stoneage, subject to certain limitations, will be available for sale upon and during the effectiveness of a registration statement that we plan to file with the Securities and Exchange Commission in the second quarter of 2004, and this number of shares is greater than the average daily trading volume for our shares. Although no prediction can be made as to the effect, if any, that market sales of such shares will have on the market price of our common stock, sales of substantial amounts of such shares in the public market could adversely affect the market price of our common stock.

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

This report contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth above and elsewhere in this Quarterly Report on Form 10-Q. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2004. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting our management, including our principal executive officer and principal financial officer, to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

On a regular basis, we review and modify our internal controls and procedures. There have been no changes in our internal controls and procedures during our fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Letter agreement, dated March 31, 2004 between Autobytel Inc. and Robert S. Grimes.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated May 6, 2004.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated May 6, 2004.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 6, 2004.

(b) Reports on Form 8-K:

The following report on Form 8-K was furnished during the quarter covered by this Quarterly Report on Form 10-Q:

On February 3, 2004, we furnished a Form 8-K under Item 12 announcing our financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.
By:	/s/ HOSHI PRINTER
Hoshi Printer Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 6, 2004

EXHIBIT INDEX

Exhibit Number
10.1	Letter agreement, dated March 31, 2004 between Autobytel Inc. and Robert S. Grimes.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated May 6, 2004.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated May 6, 2004.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 6, 2004.