Form 10-Q
period 2004-06-30
AUTOBYTEL  INC
filed 2004-08-06
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of July 31, 2004, there were 41,766,376 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Domestic cash and cash equivalents	$31,240	$51,643
International cash and cash equivalents (Note 3.)	8,225	—
Short-term investments	—	3,991
Accounts receivable, net of reserves for bad debts and customer credits of $850 and $1,764, respectively	17,213	10,889
Prepaid expenses and other current assets	2,677	833

Total current assets	59,355	67,356
Long-term investments	15,000	6,000
Property and equipment, net	3,141	2,138
Capitalized software, net	484	1,024
Investment in equity investee (Note 3.)	827	2,810
Goodwill	69,477	16,830
Intangible assets, net	5,168	315
Other assets	121	155

Total assets	$153,573	$96,628

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,906	$4,063
Accrued expenses	6,143	5,034
Deferred revenues	3,709	4,022
Accrued domestic restructuring	168	258
Other current liabilities	587	441

Total current liabilities	17,513	13,818
Common stock due to former Stoneage shareholders	685	—

Total liabilities	18,198	13,818

Minority interest (Note 3.)	4,594	—
Commitments and contingencies (Note 6.)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,642,176 and 37,786,767 shares issued and outstanding, respectively	42	38
Additional paid-in capital	279,584	236,544
Accumulated other comprehensive income	1,597	—
Accumulated deficit	(150,442)	(153,772)

Total stockholders’ equity	130,781	82,810

Total liabilities, minority interest and stockholders’ equity	$153,573	$96,628

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Lead fees	$21,478	$15,508	$38,325	$30,131
Advertising	3,441	3,024	6,563	5,863
Customer relationship management (CRM) services	5,312	2,068	8,775	3,520
Data, applications and other	1,284	1,121	2,609	2,460

Total revenues	31,515	21,721	56,272	41,974

Operating expenses:
Sales and marketing	18,773	13,109	33,582	25,967
Product and technology development	6,431	4,454	11,519	8,316
General and administrative	5,172	3,106	8,101	5,891

Total operating expenses	30,376	20,669	53,202	40,174

Income from operations	1,139	1,052	3,070	1,800
Interest income	219	61	405	130
Income (loss) in equity investees	18	14	(35)	67
Foreign currency exchange gain	20	—	20	—
Other income	—	—	1	—
Minority interest	(62)	—	(62)	—

Income before income taxes	1,334	1,127	3,399	1,997
Provision for income taxes	(69)	(5)	(69)	(7)

Net income	$1,265	$1,122	$3,330	$1,990

Net income per share:
Basic	$0.03	$0.04	$0.08	$0.06

Diluted	$0.03	$0.03	$0.08	$0.06

Shares used in computing net income per share:
Basic	41,123,593	31,814,364	39,733,775	31,525,905

Diluted	44,695,148	33,950,507	43,643,296	33,138,530

Comprehensive income:
Net income	$1,265	$1,122	$3,330	$1,990
Translation adjustment	(88)	36	(88)	63

Comprehensive income	$1,177	$1,158	$3,242	$2,053

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,330	$1,990
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,788	1,228
Reserve for (recovery of) bad debt	(240)	314
Reserve for customer credits	584	1,294
Loss on disposal of property and equipment	20	—
Stock based compensation	—	51
(Income) loss in equity investees	35	(67)
Minority interest	62	—
Changes in assets and liabilities:
Accounts receivable	(1,457)	(2,289)
Prepaid expenses and other current assets	(722)	1,536
Other assets	13	23
Accounts payable	1,082	449
Accrued expenses	(1,639)	(1,022)
Deferred revenues	(594)	66
Customer deposits	—	(76)
Accrued domestic restructuring	(90)	(126)
Accrued international licensee liabilities	(1,541)	—
Other current liabilities	60	24

Net cash provided by operating activities	691	3,395

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(20,630)	(4,952)
Maturities of short-term investments	3,991	—
Purchases of long-term investments	(18,000)	—
Redemptions of long-term investments	9,000	—
Consolidation of Autobytel.Europe cash balance (Note 3.)	10,425	—
Purchases of property and equipment	(923)	(145)

Net cash used in investing activities	(16,137)	(5,097)

Cash flows from financing activities:
Payments of capital lease obligations	(225)	(8)
Net proceeds from sale of common stock	3,657	25,809

Net cash provided by financing activities	3,432	25,801

Effect of exchange rates on cash	(164)	63

Net increase (decrease) in cash and cash equivalents	(12,178)	24,162
Cash and cash equivalents, beginning of period	51,643	27,571

Cash and cash equivalents, end of period (Note 3.)	$39,465	$51,733

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$69	$7

Cash paid (refunded) during the period for interest	$(1)	$2

Supplemental disclosure of non-cash investing activities:

•	In June 2003, in conjunction with the acquisition of AVV, Inc., assets of $10,191 were acquired (including $173 of fixed assets acquired under capital leases), liabilities of $1,023 were assumed and 711,109 shares of common stock valued at $4,316 were issued. (See Note 4.)

AUTOBYTEL INC.

•	In March 2004, Autobytel consolidated Autobytel.Europe due to the adoption of FIN 46R. As a result of this adoption, Autobytel recorded $940 in assets, $2,300 in liabilities and $4,472 in minority interest. (See Note 3.)

•	In April 2004, in conjunction with the acquisition of iDriveonline, Inc., tangible and intangible assets of $12,791 were acquired, liabilities of $770 were assumed and 474,501 shares of common stock valued at $6,894 were issued. (See Note 4.)

•	In April 2004, in conjunction with the acquisition of Stoneage Corporation, tangible and intangible assets of $52,322 were acquired (including $149 of fixed assets acquired under capital leases), liabilities of $3,457 were assumed and 2,257,733 shares of common stock valued at $32,493 were issued. (See Note 4.)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

(unaudited)

1. Organization and Operations of Autobytel

Autobytel Inc. (Autobytel) is an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. Autobytel provides products and programs to automotive dealers and manufacturers to help them increase marketing efficiency and reduce customer acquisition costs. Autobytel owns and operates the automotive Web sites Autobytel.com, Autoweb.com, Car.com, CarSmart.com and Autosite.com. Autobytel is also a leading provider of customer relationship management (CRM) products and programs, consisting of lead management products, customer loyalty and retention marketing programs, and data extraction services for dealers. Autobytel is also a provider of automotive marketing data and technology.

Autobytel is a Delaware corporation incorporated on May 17, 1996. Its principal corporate offices are located in Irvine, California. Autobytel completed an initial public offering in March 1999 and its common stock is listed on the Nasdaq National Market under the symbol ABTL.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements as of June 30, 2004, and for the three months and six months ended June 30, 2004 and 2003, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

Principles of Consolidation

Investments in entities in which Autobytel has the ability to exercise significant influence, but not control, are accounted for using the equity method. On March 31, 2004, Autobytel adopted FIN 46R and determined it was the primary beneficiary of Autobytel.Europe LLC (Autobytel.Europe). As a result of this adoption, Autobytel consolidated Autobytel.Europe in its consolidated financial statements. Autobytel owns 49% of Autobytel.Europe. (See Note 3.)

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

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and the consolidated statements of cash flows, Autobytel considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Domestic cash and cash equivalents represent amounts held by Autobytel for use by Autobytel. International cash and cash equivalents represent amounts held by Autobytel.Europe for use as directed by Autobytel.Europe. International cash and cash equivalents are not available to Autobytel. As of June 30, 2004, domestic and international cash and cash equivalents were $31,240 and $8,225, respectively.

Short-Term and Long-Term Investments

Autobytel considers all investments with a remaining maturity of three months to one year to be short-term investments and those with a remaining maturity of more than one year to be long-term investments. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and based on Autobytel’s intentions, all marketable debt securities and long-term debt investments are classified as held-to-maturity and reported at amortized cost. As of June 30, 2004, held-to-maturity debt securities with an amortized cost of $15,000 are due within one to two years.

As of June 30, 2004 and December 31, 2003, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
June 30, 2004:
Long-term investments, held-to-maturity:
Government sponsored agency bonds	$15,000	$14,896	$—	$104

Total as of June 30, 2004	$15,000	$14,896	$—	$104

December 31, 2003:
Short-term investments, held-to-maturity:
Commercial paper	$3,991	$3,991	$—	$—
Long-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	6,020	20	—

Total as of December 31, 2003	$9,991	$10,011	$20	$—

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

Dilutive potential shares of common stock, which have been included in the calculation of diluted net income per share, represent stock options with an exercise price equal to or less than the average market price for the three month or six month period ended June 30, 2004. For the three months and six months ended June 30, 2004, there were 3,571,555 and 3,909,521 dilutive potential shares of common stock, respectively, and for the three months and six months ended June 30, 2003, there were 2,136,143 and 1,612,625 dilutive potential shares of common stock, respectively.

Antidilutive potential shares of common stock, which have been excluded from the calculation of diluted net income per share, represent stock options with an exercise price greater than the average market price for the three month or six month period ended June 30, 2004. For the three months and six months ended June 30, 2004, there were 1,548,368 and 1,131,432 antidilutive potential shares of common stock, respectively.

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

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options, which is a fair value based method. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net income (loss) and net income (loss) per share for the three months and six months ended June 30, 2004 and 2003, would approximate the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$1,265	$1,122	$3,330	$1,990
Add: Stock-based compensation included in reported net income, net of tax	—	51	—	51
Less: Stock-based compensation determined under the fair value based method, net of tax	(1,464)	(858)	(2,671)	(1,822)

Pro forma	$(199)	$315	$659	$219

Net income (loss) per share—basic:
As reported	$0.03	$0.04	$0.08	$0.06
Pro forma	$0.00	$0.01	$0.02	$0.01
Net income (loss) per share—diluted:
As reported	$0.03	$0.03	$0.08	$0.06
Pro forma	$0.00	$0.01	$0.02	$0.01

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

In the six months ended June 30, 2004, Autobytel granted 988,000 stock options. The options granted were estimated to have a weighted average fair value of $6,300 based on the Black-Scholes option-pricing model on the date of grant and the following assumptions: (1) no dividend yield, (2) volatility of 66%, (3) weighted-average risk-free interest rate of approximately 2.34%, and (4) a weighted-average expected life of 3.5 years.

As of June 30, 2004, Autobytel had a total of 7,363,341 stock options outstanding, of which 5,469,719 stock options had exercise prices below the closing price per share of Autobytel’s common stock on that date.

Business Segment

Autobytel conducts its business within one business segment which is defined as providing automotive marketing services.

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

As a result of the adoption of FIN 46R, Autobytel was determined to be the primary beneficiary of Autobytel.Europe and consolidated Autobytel.Europe in its financial statements effective March 31, 2004. Autobytel has an ownership interest in Autobytel.Europe of 49%. (See Note 3.)

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides accounting guidance regarding the determination of when an impairment (i.e., fair value is less than amortized cost) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF 03-1 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. Autobytel adopted the disclosure requirements of EITF 03-1 on December 31, 2003. The accounting guidance of EITF 03-1 will be effective on July 1, 2004. Autobytel does not expect the adoption of EITF 03-1 to have a material effect on Autobytel’s financial position or results of operations.

Reclassification

Effective January 1, 2004, Autobytel modified its revenue presentation to better align reported numbers and metrics with internal operations and to provide increased understanding and transparency for investors. Revenues are now classified as lead fees, advertising, customer relationship management (CRM) services and data, applications and other. Prior to January 1, 2004, Autobytel had reported revenues as program fees, enterprise sales, advertising and other products and services. Amounts for 2003 have been reclassified to conform to the 2004 presentation. There was no impact on total revenues as a result of the reclassification.

Lead fees consist of fees paid by retail dealers, enterprise dealers and automotive manufacturers who participate in the Autobytel.com, Autoweb.com, CarSmart.com and Car.com online car buying referral networks and fees paid by retail dealers and automotive finance companies who participate in the Car.com online finance referral network. Advertising revenues represent fees received from automotive manufacturers and other advertisers who target car-buyers during the research, consideration and decision making process on the Web sites. CRM services consist of fees paid by customers who use Autobytel’s lead management products, customer loyalty and retention marketing programs, and data extraction services. Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services.

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

On March 31, 2004, Autobytel adopted the provisions of FIN 46R and determined it was the primary beneficiary of Autobytel.Europe. Autobytel consolidated in its financial statements as of June 30, 2004, $8,225 in cash and cash equivalents, $996 in other assets, including a 46.4% investment in an equity investee held by Autobytel.Europe, $213 in liabilities and $4,594 representing the 51% ownership in Autobytel.Europe belonging to Autobytel.Europe’s other shareholder. As of June 30, 2004, Autobytel’s 49% investment in Autobytel.Europe was calculated as follows:

As of June 30, 2004
Cash and cash equivalents	$8,225
Other current assets	168
Non-current assets	828
Current liabilities	(213)
Other investor’s investment in Autobytel.Europe	(4,594)
Cumulative translation adjustment	(1,597)

Autobytel’s investment in Autobytel.Europe	$2,817

Autobytel.Europe’s results of operations are included in Autobytel’s consolidated results of operations beginning April 1, 2004.

4. Acquisitions

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

AVV’s financial position and results of operations from the date of acquisition on June 4, 2003 have been included in the accompanying consolidated financial statements.

Acquisition of iDriveonline, Inc.

On April 9, 2004, Autobytel acquired all of the outstanding common stock of iDriveonline, Inc. (iDriveonline), now Retention Performance Marketing, Inc., a provider of customer loyalty and retention marketing programs for the automotive industry, in exchange for cash and common stock. The acquisition combines iDriveonline’s leading applications, including an online prospecting and retention tool, enhanced data and segmentation tools, and improved dealer reporting capabilities with Autobytel’s existing customer retention product. The acquisition has been accounted for using the purchase method of accounting.

The aggregate purchase price was $12,287 and consisted of $5,021 in cash, 474,501 shares of common stock valued at $6,894 and transaction costs of $372. The value of the stock issued was determined based on the average market price of Autobytel’s common stock for the two days before through the two days after the date of the announcement of the acquisition. The purchase price was allocated to the underlying net tangible and intangible assets based on their respective estimated fair values on the acquisition date as follows:

Purchase price:
Cash	$5,021
Common stock (474,501 shares at $14.53 per share)	6,894
Transaction costs incurred by Autobytel	372

Total purchase price	$12,287

Allocation of purchase price:
Assets:
Cash	$266
Accounts receivable	542
Other current assets	48
Non-current assets	60
Goodwill	11,541
Intangible assets	600
Liabilities:
Current liabilities	(770)

Total purchase price	$12,287

The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill in the amount of $11,541. The amount of goodwill is subject to adjustment as additional information regarding the estimated fair value of the net tangible and intangible assets becomes available. An increase in accounts payable and/or adjustments to estimated accrued expenses may be recorded as additional information becomes available. We expect that potential adjustments for these costs, if any, will be recorded by December 31, 2004. Goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes. Intangible assets acquired consist of customer relationships and are amortized over an estimated useful life of three years.

iDriveonline’s financial position and results of operations from the date of acquisition on April 9, 2004 have been included in the accompanying consolidated financial statements.

Acquisition of Stoneage Corporation

On April 15, 2004, Autobytel acquired all of the outstanding common stock of Stoneage Corporation (Stoneage), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site. The acquisition is anticipated to expand Autobytel’s market share of new car buyers, increase the number of purchase requests processed through Autobytel in 2004, and add retail and enterprise dealer relationships to Autobytel. The acquisition will also add the Car.com finance request business to Autobytel. The acquisition may modestly benefit Autobytel’s advertising business by adding the Car.com automotive portal to Autobytel’s advertising network of sites.

Under the terms of the agreement, former Stoneage shareholders received 2,257,733 shares of Autobytel common stock and $15,251 in cash, subject to a post closing purchase price adjustment. In June 2004, the final purchase price adjustment was determined and resulted in Autobytel’s obligation to issue 47,511 additional shares of common stock. As of June 30, 2004, a $685 liability was recorded to reflect this obligation, using the value described below. The acquisition has been accounted for using the purchase method of accounting.

The aggregate purchase price was $49,464 and consisted of $15,251 in cash and 2,305,244 shares of common stock valued at $33,177 and transaction costs of $1,036. The value of the stock issued was determined based on the average market price of Autobytel’s common stock for the two days before through the two days after the date the announcement of the acquisition. The purchase price was allocated to the net tangible and intangible assets based on their respective estimated fair values on the acquisition date as follows:

Purchase price:
Cash	$15,251
Common stock (2,305,244 shares at $14.40 per share)	33,177
Transaction costs incurred by Autobytel	1,036

Total purchase price	$49,464

Allocation of purchase price:
Assets:
Cash	$599
Accounts receivable	4,584
Other current assets	1,045
Non-current assets	888
Goodwill	41,105
Intangible assets	4,700
Liabilities:
Current liabilities	(3,231)
Non-current liabilities	(226)

Total purchase price	$49,464

The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill in the amount of $41,105. The amount of goodwill is subject to adjustment as additional information regarding the estimated fair value of the net tangible and intangible assets becomes available. A decrease in accounts receivable, an increase in accounts payable and/or adjustments to estimated accrued expenses may be recorded as additional information becomes available. We expect that potential adjustments for these costs, if any, will be recorded by December 31, 2004. Goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes. Intangible assets acquired consist of customer relationships which are amortized over an estimated useful life of three years and the Car.com domain name which is amortized over an estimated useful life of five years.

Stoneage’s financial position and results of operations from the date of acquisition on April 15, 2004 have been included in the accompanying consolidated financial statements.

Proforma Consolidated Results of Operations

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisitions of AVV, iDriveonline and Stoneage had occurred on January 1, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed as presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$32,934	$28,488	$65,661	$55,218
Net income	$1,399	$994	$3,866	$2,303
Net income per share:
Basic	$0.03	$0.03	$0.09	$0.07
Diluted	$0.03	$0.03	$0.09	$0.06

5. Acquired Intangible Assets

Intangible assets recorded as a part of the AVV, iDriveonline and Stoneage acquisitions are amortized over their estimated useful lives and consist of the following:

	As of June 30, 2004
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	3 years	$220	$(80)	$140
Customer relationships	1 to 3 years	4,800	(443)	4,357
Domain name	5 years	700	(29)	671

Total		$5,720	$(552)	$5,168

	As of December 31, 2003
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	3 years	$220	$(43)	$177
Customer relationships	1 to 3 years	200	(62)	138

Total		$420	$(105)	$315

Amortization expense related to intangible assets was $402 and $447 for the three months and six months ended June 30, 2004, respectively, and $15 for the three months and six months ended June 30, 2003. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
Six months ending December 31, 2004	$901
2005	$1,787
2006	$1,720
2007	$579
2008	$140
2009	$41

6. Commitments and Contingencies

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. Autobytel has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful and for Autobytel to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. It is anticipated that any potential financial obligation of Autobytel to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Therefore, Autobytel does not expect that the settlement will involve any payment by Autobytel. The settlement agreement has not yet been executed. The settlement agreement is subject to approval by the court, which cannot be assured. Autobytel cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on Autobytel’s results of operations or financial condition in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful and for Autoweb to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Therefore, Autoweb does not expect that the settlement will involve any payment by Autoweb. The settlement agreement has not yet been executed. The settlement agreement is subject to approval by the court, which cannot be assured. Autobytel cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on Autobytel’s results of operations or financial condition in any future period.

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

7. Accrued Domestic Restructuring Liability

In 2002, Autobytel recorded a total of $769 for charges related to the restructuring of Autobytel’s operations to reduce costs and enhance efficiencies. The charges included severance costs affecting approximately 15% of Autobytel’s employees in sales, marketing and information technology, and Autobytel’s lease obligation on the vacant portion of office facilities in Westborough, Massachusetts.

As of June 30, 2004, the remaining accrued domestic restructuring liabilities related to the 2002 restructuring charges for Autobytel’s lease obligation on the vacant portion of office facilities in Westborough, Massachusetts were $168. Autobytel expects the remaining charges to be paid in 2004. The remaining accrued domestic restructuring liabilities related to the 2002 charges as of June 30, 2004 were as follows:

	As of December 31, 2003	Cash Payments	As of June 30, 2004
Rent	$258	$(90)	$168

8. Related Party Transactions

Consulting Agreement

Autobytel and Robert Grimes, a current director and a former Executive Vice President of Autobytel, are parties to a consulting services agreement dated April 1, 2000. The agreement was extended through September 30, 2004 and then on a month to month basis until notice of termination by either party. During the term of the consulting agreement, Mr. Grimes will receive $50 per year payable on a monthly basis and a $2.5 monthly office expense allowance. Mr. Grimes will make himself available to the executive officers of Autobytel for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships. Autobytel may terminate the agreement upon Mr. Grimes’ breach of contract. If Mr. Grimes’ agreement is terminated without breach, Mr. Grimes is entitled to either a pro rated or a lump sum payment equal to the amount that would have been received by Mr. Grimes if he had remained a consultant for the remaining balance of the term. In the event of death or disability, Autobytel will pay to Mr. Grimes or his successors and assignees the amount that Mr. Grimes would have received for the remainder of the term of the agreement.

9. Subsequent Event

In July 2004, Autobytel’s Board of Directors approved the adoption of a stockholder rights plan under which all stockholders of record as of August 10, 2004 will receive rights to purchase shares of Series A Junior Participating Preferred Stock. The rights will be distributed as a non-taxable dividend and will expire July 30, 2014.

The rights will be exercisable only if a person or group acquires 15% or more of the common stock of Autobytel or announces a tender offer for 15% or more of the common stock. If a person or group acquires 15% or more of the common stock, all rightholders, except the acquiror, will be entitled to acquire at the then exercise price of a right that number of shares of Autobytel’s common stock which at the time will have a market value of two times the exercise price of the right. Under certain circumstances, all rightholders, other than the acquiror, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which at the time will have a market value of two times the exercise price of the right.

The Board of Directors may terminate the rights plan at any time or redeem the rights prior to the time a person or group acquires more than 15% of Autobytel’s common stock.

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

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate the automotive Web sites Autobytel.com, Autoweb.com, Car.com, CarSmart.com and AutoSite.com. We are also a leading provider of customer relationship management (CRM) products and programs, consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology.

On April 9, 2004, we acquired iDriveonline, Inc. (iDriveonline), now Retention Performance Marketing, Inc., a provider of customer loyalty and retention marketing programs for the automotive industry. The total purchase price was $12.3 million and consisted of $5.0 million in cash, 474,501 shares of our common stock valued at $6.9 million and transaction costs of $0.4 million.

On April 15, 2004, we acquired Stoneage Corporation (Stoneage), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site. The total purchase price was $49.5 million and consisted of $15.3 million in cash, 2,305,244 shares of our common stock valued at $33.2 million and $1.0 million in transaction costs.

We continue experiencing growth in revenue from acquisitions. Revenues from our existing business were relatively flat in the second quarter of 2004 compared to the first quarter of 2004 and included a decline in lead fee revenues from our enterprise relationships due to a reduction in the number of purchase requests accepted by an automotive manufacturer and an increase in revenues from our CRM services business. We expect revenues from our existing business to grow in the second half of 2004. In addition, in the past several quarters we have been able to better diversify our revenue mix. We reduced the percentage of revenue from lead fees and increased the percentage of revenue from other revenue categories, in particular, CRM services. Our current business strategy is to grow our existing business and make acquisitions.

In the second quarter of 2004, we incurred approximately $1.0 million in costs related to the integration of the iDriveonline and Stoneage acquisitions primarily for transition salaries, severance, retention bonuses and travel. We expect to incur an additional $1.0 million in integration related costs in the second half of 2004, a majority of which is anticipated to be incurred in the third quarter of 2004. We expect most of the remaining costs to be related to the integration of technology.

As of June 30, 2004, we had $46.2 million in domestic cash, cash equivalents and long-term investments.

We generated $2.1 million in domestic cash from operations in the second quarter of 2004. Autobytel.Europe used $2.0 million of cash in operations in the second quarter of 2004. Cash used in operations by Autobytel.Europe was for $1.5 million in payments to Autobytel.Europe licensees, $0.3 million in payments to former shareholders for amounts due under agreements entered into in March 2002 and $0.2 million in other operating costs. For the six months ended June 30, 2004, we generated $2.7 million in domestic cash from operations. We expect to continue generating cash from operations for the remainder of 2004.

In the second quarter of 2004, we added approximately 1,400 retail dealer relationships, of which, approximately 1,300 were Car.com dealer relationships. We also added approximately 400 CRM dealer relationships, of which, approximately 200 were iDriveonline CRM relationships. We expect to continue to add retail dealer and CRM relationships for the remainder of 2004.

We had approximately 35,800 and 29,400 dealer relationships as of June 30, 2004 and March 31, 2004, respectively. As of June 30, 2004, our dealer relationships consisted of approximately 30,400 lead referral dealer relationships and 5,400 CRM dealer relationships. As of March 31, 2004, our dealer relationships consisted of approximately 24,400 lead referral dealer relationships and 5,000 CRM dealer relationships. A dealer who subscribes to the Autobytel.com new car program, the Autoweb.com new car program, WebControl and RPM accounts for four dealer relationships.

On March 31, 2004, we adopted the provisions of FIN 46R and determined we were the primary beneficiary of Autobytel.Europe. As a result of this adoption, we consolidated in our financial statements approximately $8.2 million in cash and cash equivalents, $1.0 million in other assets, including a 46.4% investment in an equity investee, $0.2 million in liabilities and $4.6 million representing the 51% ownership in Autobytel.Europe belonging to Autobytel.Europe’s other shareholder.

We had a 49%, or $2.8 million investment in Autobytel.Europe as of June 30, 2004, which was calculated as follows (in millions):

As of June 30, 2004
Cash and cash equivalents	$8.2
Other assets	1.0
Liabilities	(0.2)
Other investor’s investment in Autobytel.Europe	(4.6)
Cumulative translation adjustment	(1.6)

Autobytel’s investment in Autobytel.Europe	$2.8

We conduct our business within one business segment, which is defined as providing automotive marketing services.

Effective January 1, 2004, we modified our revenue presentation to better align reported numbers and metrics with internal operations and to provide increased understanding and transparency for investors. Revenues are now classified as lead fees, customer relationship management (CRM) services, advertising, and data, applications and other. Prior to January 1, 2004, we had reported revenues as program fees, enterprise sales, advertising and other products and services. Amounts for 2003 have been reclassified to conform to the 2004 presentation. There was no impact on total revenue as a result of the reclassification.

Lead fees consist of car buying purchase request fees and finance request fees.

Fees for purchase requests are paid by retail dealers, enterprise dealers and automotive manufacturers who participate in our online car buying referral networks. Beginning on April 15, 2004, lead fees include fees paid by retail dealers, enterprise dealers and automotive manufacturers who participate in our Car.com online car buying referral network. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include manufacturers such as General Motors, Ford and Mazda. Fees paid by customers participating in our car buying referral networks are comprised of monthly subscription and transaction fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided. Ongoing fixed monthly subscription fees are based, among other things, on the size of territory, demographics and, indirectly, the transmittal of purchase requests to customers participating in our car buying referral networks. Transaction fees are based on the number of purchase requests provided to customers participating in our car buying referral networks each month.

Generally, our dealer contracts have terms ranging from 90 days to one year and are terminable on 30 days’ notice by either party. As of June 30, 2004, a major manufacturer in our program accounted for approximately 9,811 enterprise dealer relationships. This program with a major manufacturer automatically extends in one-month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. We intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers.

Beginning on April 15, 2004, lead fees also include fees paid by retail dealers and automotive finance companies who participate in our Car.com finance referral network. Customers participating in our Car.com finance referral network pay ongoing monthly subscription fees or transaction fees based on the number of finance requests provided to them each month. The fees are recognized in the period service is provided.

For the three months ended June 30, 2004 and 2003, lead fees were $21.5 million and $15.5 million, or 68% and 71% of total revenues, respectively. Average revenue per purchase request was $18.10 and $19.52 in the second quarter of 2004 and 2003, respectively, including revenue from Car.com in the second quarter of 2004. Revenue per purchase request in the second quarter of 2004 decreased compared to the second quarter of 2003 due to the addition of Car.com purchase requests at a lower price. Revenue per finance request was $10.26 in the second quarter of 2004. We expect to derive a majority of our revenues in the foreseeable future from retail dealers, enterprise dealers and automotive manufacturers who participate in our online car buying referral networks.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively on any of our five Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Beginning on April 15, 2004, advertising revenues include fees paid by automotive manufacturers who advertise on our Car.com Web site.

Revenues from advertising were $3.4 million and $3.0 million in the second quarter of 2004 and 2003, or 11% and 14% of total revenues, respectively. With further selling of our advertising inventory, an increase in Internet advertising spending by automotive manufacturers and the acquisition of Stoneage in April 2004, we anticipate that our advertising revenues in 2004 will increase compared to 2003.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of Retention Performance Marketing (RPM) and iDriveonline, our customer loyalty and retention marketing programs, WebControl System (WebControl) and iManager, our customer lead management products, and Automobile Download Services (ADS), our data extraction service. CRM services include fees from WebControl and ADS beginning on June 4, 2003, and fees from dealers using the iDriveonline program beginning on April 9, 2004. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $5.3 million and $2.1 million, or 17% and 10% of total revenues, in the second quarter of 2004 and 2003, respectively. We expect to develop new RPM product technology in 2005.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. Revenues from data, applications and other were $1.3 million and $1.1 million, or 4% and 5% of total revenues, in the second quarter of 2004 and 2003, respectively. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect revenues from data, applications and other to decline in 2004 compared to 2003.

To enhance the quality of purchase requests, each purchase request is passed through our Quality Verification System (QVS)SM which uses filters and validation processes to identify consumers with valid purchase intent before delivering the purchase request to our retail and enterprise dealers. The implementation of these quality enhancing processes allows us to deliver high quality purchase requests to our retail and enterprise dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We expect to apply QVS and custom filters and validation processes to Car.com purchase requests by the end of 2004.

We delivered approximately 1.1 million and 0.8 million purchase requests through our online systems to retail and enterprise dealers in the second quarter of 2004 and 2003, respectively, including 0.3 million purchase requests delivered by Car.com in the second quarter of 2004. Of these, approximately 0.7 million and 0.6 million were delivered to retail dealers and approximately 0.4 million and 0.2 million were delivered to enterprise dealers in the second quarter of 2004 and 2003, respectively. Purchase requests delivered to retail dealers in the second quarter of 2004 increased by 0.1 million, or 24%, compared to the second quarter of 2003, due to the addition of new retail dealer relationships, including Car.com relationships. Purchase requests delivered to enterprise dealers in the second quarter of 2004 increased by 0.2 million, or 84%, compared to the second quarter of 2003, due to the addition of new enterprise relationships, the expansion of our existing relationships and the addition of Car.com relationships. We expect the number of purchase requests we deliver to our retail and enterprise dealers to increase in 2004 when compared to 2003.

We also delivered approximately 0.1 million finance requests in the second quarter of 2004 as a result of the Car.com acquisition.

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

In the second quarter of 2004, we continued to achieve net additions to our number of dealer relationships. However, we cannot assure that we will be able to continue to reduce our dealer turnover. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

Because our primary revenue source is from lead fees, our business model is different from many other Internet commerce sites. The automobiles requested through our Web sites are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

Sales and marketing costs consist primarily of:

•	fees paid to our Internet purchase request providers, including Internet portals and online automotive information providers,

•	promotion and advertising expenses to build our brand awareness and encourage potential customers to visit our Web sites,

•	printing, production and postage for our customer loyalty and retention programs, and

•	personnel and other costs associated with sales, marketing, training and support of our dealer networks.

Our Internet marketing and advertising costs, including annual, monthly and variable fees, were $10.5 million and $7.7 million in the second quarter of 2004 and 2003, respectively. Also included in sales and marketing expenses are the costs related to signing up new dealers and their ongoing training and support, costs to support our advertising, and costs associated with traditional media, such as television, radio and print advertising. Sales and marketing costs are recorded as an expense in the period the service is provided.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Lead fees	68%	71%	68%	72%
Advertising	11	14	12	14
Customer relationship management services	17	10	16	8
Data, applications and other	4	5	4	6

Total revenues	100	100	100	100

Operating expenses:
Sales and marketing	60	60	60	62
Product and technology development	20	21	21	20
General and administrative	16	14	14	14

Total operating expenses	96	95	95	96

Income from operations	4	5	5	4
Other income (expense)	—	—	1	1

Income before income taxes	4	5	6	5
Provision for income taxes	—	—	—	—

Net income	4%	5%	6%	5%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. Our revenues increased by $9.8 million, or 45%, to $31.5 million in the second quarter of 2004 compared to $21.7 million in the second quarter of 2003. The increase was due to growth in lead fees, CRM services and advertising, coupled with the benefit of WebControl and ADS for a full quarter. As a result of the acquisitions of iDriveonline and Stoneage on April 9, 2004 and April 15, 2004, respectively, revenues include $1.4 million from dealers using iDriveonline’s customer loyalty and retention marketing programs and $5.4 million from dealers using Stoneage services in the second quarter of 2004.

Lead Fees. Lead fees increased by $6.0 million, or 38%, to $21.5 million in the second quarter of 2004 compared to $15.5 million in the second quarter of 2003. The increase was due to the delivery of an additional 0.3 million purchase requests to our retail and enterprise dealers and 0.1 million in finance requests delivered to dealers and automotive finance companies in the second quarter of 2004 when compared to the second quarter of 2003. The increase in purchase requests was primarily delivered to Car.com retail and enterprise dealers. We expect lead fees to increase in 2004 compared to 2003 as we have added retail and enterprise dealers, including Car.com retail and enterprise dealers. We also expect to increase the number of purchase requests we send to our dealers. We also believe that we may be able to increase fees paid per purchase request.

Advertising. Advertising revenue increased by $0.4 million, or 14%, to $3.4 million in the second quarter of 2004 compared to $3.0 million in the second quarter of 2003. The increase was primarily due to higher spending by automotive manufacturers and additional web site advertising sales to Car.com customers. With further selling of our available advertising inventory, an increase in Internet advertising spending by automotive manufacturers and the acquisition of Stoneage in April 2004, we expect our advertising revenues to increase in 2004 compared to 2003.

CRM Services. CRM services increased by $3.2 million, or 157%, to $5.3 million in the second quarter of 2004 compared to $2.1 million in the second quarter of 2003. The increase was due to an increase in RPM revenues, higher fees from iDriveonline’s customer loyalty and retention marketing programs and fees from WebControl and ADS partially offset by a decrease in iManager fees as a result of our migration of dealers from iManager to WebControl. We expect revenues from our CRM services to increase in 2004 compared to 2003 due to an increase in RPM revenues, the addition of iDriveoline dealers in April 2004 and the benefit of WebControl and ADS for a full year.

Data, Applications and Other. Revenues from data, applications and other increased by $0.2 million or 15%, to $1.3 million in the second quarter of 2004 compared to $1.1 million in the second quarter of 2003. The increase is primarily due to an increase in fees from customers who use our automotive marketing data and technology through our Automotive Information Center (AIC) division and training. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect data, applications and other to decline in 2004 compared to 2003.

Sales and Marketing. Sales and marketing expense includes advertising and marketing expenses paid to our purchase request and finance request providers and for developing our brand equity, as well as personnel and other costs associated with dealer sales, CRM sales, web site advertising sales, and dealer training and support. Sales and marketing expense increased by $5.7 million, or 43%, to $18.8 million in the second quarter of 2004 compared to $13.1 million in the second quarter of 2003. This represents 60% of total revenues for both the second quarter of 2004 and 2003. The increase was due to a $2.9 million increase in the cost of purchase requests and finance requests acquired from third parties, a $1.4 million increase in costs associated with sales and customer relationship maintenance, a $0.5 million increase in traditional advertising expenses, a $0.5 million increase in printing, production and postage costs, a $0.1 million increase in sales personnel and compensation costs and a $0.3 million increase in other marketing costs, including data and licensing expense. The increase in purchase request and finance request costs was due to the delivery of purchase requests and finance requests to dealers added as a result of the acquisition of Stoneage, offset by a decline in the organic cost of each purchase request to $8.23 in the second quarter of 2004 compared to $8.74 in the second quarter of 2003. The increase in sales and customer relationshiop maintenance, traditional advertising expenses, printing, production and postage costs, sales personnel and compensation costs, and other marketing costs was partially a result of the acquisition of Stoneage and iDriveonline. We expect our sales and marketing expenses as a percentage of revenues to slightly decline in 2004 compared to 2003.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, costs related to data and technology development and amortization of software development costs. Product and technology development expense increased by $1.9 million, or 44%, to $6.4 million in the second quarter of 2004 compared to $4.5 million in the second quarter of 2003. This represents 20% and 21% of total revenues for the second quarter of 2004 and 2003, respectively. The increase was due to higher personnel and related costs of $1.6 million, a $0.2 million increase in telephone and connectivity costs related to our voice and data communications and a $0.1 million increase in other expenses. The higher personnel and related costs is associated with the increase in headcount, largely from the acquisitions of iDriveonline and Stoneage. Also included in this increase are integration related expenses, such as transition salaries, severance and retention bonuses. We expect our product and technology development expenses as a percentage of revenues to slightly decline in 2004 compared to 2003.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $2.1 million, or 67%, to $5.2 million in the second quarter of 2004 compared to $3.1 million in the second quarter of 2003. This represents 16% and 14% of total revenues for the second quarter of 2004 and 2003, respectively. The increase was primarily due to $0.9 million in higher compensation and related costs and an increase in headcount, $0.1 million in severance costs associated with the separation of an employee from us, a $0.4 million increase in public company expenses related to compliance with the Sarbanes-Oxley Act, a $0.3 million increase in other professional fees, a $0.3 million increase in amortization costs primarily related to intangible assets acquired from Stoneage and $0.3 million related to an abandoned acquisition. These increases were offset by $0.4 million charged to rent expense in the second quarter of 2003 related to the relocation of our AIC operations from Westborough, Massachusetts to our corporate office. We expect our general and administrative expenses as a percentage of revenues to remain flat in 2004 compared to 2003.

Interest Income. In the second quarter of 2004, interest income increased by $0.1 million, to $0.2 million compared to $0.1 million in the second quarter of 2003. The increase in interest income was due to higher cash balances in 2004 as a result of the sale of five million shares of common stock in a private placement for net proceeds of $25.6 million in June 2003 and the investment of our cash in accounts yielding higher interest rates.

Income in Equity Investee. Income in equity investee in the second quarter of 2004 represents 46.4% share of income in an equity investee held by Autobytel.Europe. Income in equity investee in the second quarter of 2003 represents our share of income in Autobytel.Europe prior to the adoption of FIN 46R.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. A nominal provision for alternative minimum federal income taxes has been recorded as we generated taxable losses through December 31, 2002 and had nominal taxable income for the year ended December 31, 2003, which will be partially offset by net operating loss carryforwards. Our net operating loss carryforwards expire in various years through 2022. We also have federal and state research tax credit carryforwards that expire in various years through 2022. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the carryforwards before utilization. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. At the end of each reporting period, we evaluate whether it is more likely than not that our deferred tax assets are not realizable. While we believe that such deferred tax assets are not realizable at June 30, 2004, our assessment may change in future periods if we continue to generate positive operating results and such adjustment would impact our provision for income taxes in the period of such change.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues. Our revenues increased by $14.3 million, or 34%, to $56.3 million in the six months ended June 30, 2004 compared to $42.0 million for the same period in 2003. The increase was due to growth in lead fees, CRM services and advertising, coupled with the benefit of WebControl and ADS for a full six months. As a result of the acquisitions of iDriveonline and Stoneage, revenues include $1.4 million from dealers using iDriveonline’s customer loyalty and retention marketing programs and $5.4 million from dealers using Stoneage services in the six months ended June 30, 2004.

Lead Fees. Lead fees increased by $8.2 million, or 27%, to $38.3 million in the six months ended June 30, 2004 compared to $30.1 million for the same period in 2003. The increase was due to the delivery of an additional 0.4 million purchase requests to our retail and enterprise dealers and 0.1 million finance requests delivered to dealers and automotive finance companies in the six months ended June 30, 2004 when compared to the same period in 2003. The increase in purchase requests was primarily delivered to Car.com retail and enterprise dealers. We expect lead fees to increase in 2004 compared to 2003 as we have added retail and enterprise dealers, including Car.com retail and enterprise dealers. We also expect to increase the number of purchase requests we send to our dealers. We believe that we may be able to increase fees paid per purchase request.

Advertising. Advertising revenue increased by $0.7 million, or 12%, to $6.6 million in the six months ended June 30, 2004 compared to $5.9 million for the same period in 2003. The increase was primarily due to higher spending by automotive manufacturers and the additional web site advertising sales to Car.com customers. With further selling of our available advertising inventory, an increase in Internet advertising spending by automotive manufacturers and the acquisition of Stoneage in April 2004, we expect our advertising revenues to increase in 2004 compared to 2003.

CRM Services. CRM services increased by $5.3 million, or 149%, to $8.8 million in the six months ended June 30, 2004 compared to $3.5 million for the same period in 2003. The increase was due to an increase in RPM revenues, higher fees from iDriveonline’s customer loyalty and retention marketing programs and fees from WebControl products and ADS services partially offset by a decrease in iManager fees as a result of our migration of dealers from iManager to WebControl. We expect revenues from our CRM services to increase in 2004 compared to 2003 due to an increase in RPM revenues, the addition of iDriveoline dealers in April 2004 and the benefit of WebControl and ADS for a full year.

Data, Applications and Other. Revenues from data, applications and other increased by $0.1 million or 6%, to $2.6 million in the six months ended June 30, 2004 compared to $2.5 million for the same period in 2003. The increase is primarily due to the consolidation of Autobytel.Europe beginning April 1, 2004. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect data, applications and other to decline in 2004 compared to 2003.

Sales and Marketing. Sales and marketing expense increased by $7.6 million, or 29%, to $33.6 million in the six months ended June 30, 2004 compared to $26.0 million for the same period in 2003. This represents 60% and 62% as a percent of total revenues for the six months ended June 30, 2004 and 2003, respectively. The increase was due to a $4.0 million increase in the cost of purchase requests and finance requests acquired from third parties, a $1.7 million increase in costs associated with sales and customer relationship maintenance, a $0.8 million increase in printing, prodution and postage costs, a $0.4 million increase in traditional advertising expenses, a $0.3 million increase in sales personnel and compensation costs, and a $0.4 million increase in other marketing costs, including data and licensing expense. The increase in purchase request and finance request costs was primarily due to the delivery of purchase requests and finance requests to dealers added as a result of the acquisition of Stoneage. The increase in sales and customer relationship maintenance, printing, production and postage costs, traditional advertising expenses, sales personnel and compensation costs and other marketing costs was partially a result of the acquisition of Stoneage and iDriveonline. We expect our sales and marketing expenses as a percentage of revenues to slightly decline in 2004 compared to 2003.

Product and Technology Development. Product and technology development expense increased by $3.2 million, or 39%, to $11.5 million in the six months ended June 30, 2004 compared to $8.3 million for the same period in 2003. This represents 21% and 20% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The increase was due to higher personnel and related costs of $2.6 million, a $0.4 million increase in telephone and connectivity costs related to our voice and data communications and a $0.2 million in other expenses. The higher personnel and related costs is associated with the increase in headcount, largely from the acquisition of iDriveonline and Stoneage. Also included in this increase are integration related expenses, such as transition salaries, severance and retention bonuses. We expect our product and technology development expenses as a percentage of revenues to slightly decline in 2004 compared to 2003.

General and Administrative. General and administrative expense increased by $2.2 million, or 38%, to $8.1 million in the six months ended June 30, 2004 compared to $5.9 million for the same period in 2003. This represents 14% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The increase was due to $1.1 million in higher compensation and related costs and an increase in headcount, $0.1 million in severance costs associated with the separation of an employee from us, a $0.5 million increase in public company expenses related to compliance with the Sarbanes-Oxley Act, a $0.2 million increase in other professional fees, a $0.4 million increase in amortization costs primarily related to intangible assets acquired from Stoneage and $0.3 million related to an abandoned acquisition. These increases were offset by $0.4 million charged to rent expense in 2003 related to the relocation of our AIC operations from Westborough, Massachusetts to our corporate office. We expect our general and administrative expenses as a percentage of revenues to remain flat in 2004 compared to 2003.

Interest Income. In the six months ended June 30, 2004, interest income increased by $0.3 million, to $0.4 million compared to $0.1 million for the same period in 2003. The increase in interest income was due to higher cash balances as a result of the sale of five million shares of common stock in a private placement for net proceeds of $25.6 million in June 2003 and the investment of our cash in accounts yielding higher interest rates.

Income in Equity Investee. Income in equity investee in the six months ended June 30, 2004 represents 46.4% share of income in an equity investee held by Autobytel.Europe and our share of income in Autobytel.Europe prior to April 1, 2004. Income in equity investee in the six months ended June 30, 2003 represents our share of income in Autobytel.Europe.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Stock Options Granted in 2004

From January 1, 2004 through June 30, 2004, we granted stock options to purchase 988,000 shares of common stock under our 1996 Stock Incentive Plan, 1999 Employee and Acquisition Related Stock Option Plan and Amended and Restated 2001 Restricted Stock and Option Plan. The stock options were granted at our common stock closing price on the date of grant. As of June 30, 2004, we had approximately 7.4 million outstanding stock options.

Employees

As of June 30, 2004, we had a total of 402 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our domestic cash, cash equivalents and long-term investments totaled $46.2 million as of June 30, 2004, a decrease of $18.0 million in the second quarter of 2004 primarily due to the acquisitions of Stoneage and iDriveonline in April 2004. As of June 30, 2004, we had $31.2 million in domestic cash and cash equivalents. As of June 30, 2004, international cash and cash equivalents held by Autobytel.Europe were $8.2 million for use as directed by Autobytel.Europe. International cash and cash equivalents decreased by $2.2 million in the second quarter of 2004 primarily due to payments made in April 2004 by Autobytel.Europe aggregating $1.5 million to Autobytel.Europe licensees and $0.4 million to former shareholders for amounts due under agreements entered into in March 2002. International cash and cash equivalents are not available to us.

Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2004 compared to $3.4 million for the same period in 2003. Net cash provided by operating activities for the six months ended June 30, 2004 resulted from net income for the period before non-cash charges and an increase in accounts payable, partially offset by an increase in accounts receivable, prepaid expenses and other assets coupled with a decrease in accrued expenses, deferred revenues and accrued international licensee liabilities. A $1.5 million increase in accounts receivable was due to higher billing as a result of increased revenues. A $0.7 million increase in prepaid expenses and other assets was primarily due to the payment of insurance premiums during the first half of 2004, offset by the amortization of the insurance premiums. A $1.6 million decrease in accrued expenses was primarily due to the payout of accrued compensation costs in the first half of 2004. A $0.6 million decrease in deferred revenue is primarily due to revenue recognized for our services provided to Stoneage dealers that were billed prior to the acquisition of Stoneage and international license fees for the first half of 2004 that were billed in December 31, 2003. A $1.5 million decrease in accrued international licensee liabilities was due to payments made in April 2004 by Autobytel.Europe to Autobytel.Europe licensees for amounts due under agreements entered into in March 2002.

Net cash provided by operating activities for the six months ended June 30, 2003 primarily resulted from the net income for the period before non-cash charges, a decrease in prepaid expenses and other current assets and an increase in accounts payable, partially offset by a decrease in accrued expenses and an increase in accounts receivable. The $1.5 million decrease in prepaid expenses and other current assets was primarily due to the amortization of prepaid fees related to a marketing agreement and the settlement of escrow funds. A $1.0 million decrease in accrued expenses was primarily due to the payout of accrued compensation costs in the first quarter of 2003. The $2.3 million increase in accounts receivable was due to higher billing as a result of increased revenues and significant accounts with certain customers which were collected subsequent to June 30, 2003.

Net cash used in investing activities was $16.1 million for the six months ended June 30, 2004 and $5.1 million for the same period in 2003. Cash used in investing activities in the six months ended June 30, 2004 was related to the acquisitions of Stoneage and iDriveonline, net purchases of long-term investments in government sponsored agency bonds and purchases of property and equipment, offset by the consolidation of Autobytel.Europe’s cash balance in accordance with FIN 46R and the maturity of short-term investments. Cash used in investing activities in 2003 was related to the acquisition of AVV and the purchase of property and equipment.

Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2004 and $25.8 million for the same period in 2003. Cash provided by financing activities in the six months ended June 30, 2004 was due to proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options, offset by payments of capital lease obligations assumed in the Stoneage acquisition. Cash provided by financing activities in 2003 was due to proceeds received from the sale of common stock in a private placement, through our employee stock purchase plan and the exercise of stock options.

Our cash requirements depend on several factors, including:

•	the level of expenditures on marketing and advertising, including the cost of contractual arrangements with Internet portals, online information providers and other referral sources,

•	the level of expenditures on product and technology development,

•	the ability to increase the volume of purchase requests and finance requests and transactions related to our Web sites,

•	the amount and timing of cash collection and disbursements, and

•	the cash portion of acquisition transactions and joint ventures.

We estimate and record reserves for potential bad debts and customer credits based on our historical bad debt and customer credit experience, which is consistent with our past practice.

The reserve for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated reserve for bad debts are recorded as an increase in operating expenses. Reductions in the estimated reserve for bad debts are recorded as a decrease in operating expenses. As specific bad debts are identified, they are written-off against the previously established estimated reserve for bad debts and have no impact on operating expenses.

The reserve for customer credits is our estimate of adjustments for services that do not meet our customers’ perceived expectations. Additions to the estimated reserve for customer credits are recorded as a reduction in revenues. Reductions in the estimated reserve for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated reserve for customer credits and have no impact on revenues.

During the three months and six months ended June 30, 2004, we added $0.2 million and $0.3 million, respectively, to our domestic reserves for bad debts and customer credits. Also during the three months and six months ended June 30, 2004, we wrote-off $0.8 million and $1.3 million, respectively, from our previously established reserves for bad debts and customer credits. The write-offs had no impact on our revenues or operating expenses. As of June 30, 2004, our estimated reserves for domestic bad debts and customer credits have declined to $0.8 million, or 5% of gross accounts receivable from $1.3 million, or 11%, of gross accounts receivable, as of March 31, 2004 and from $1.8 million, or 14%, of gross accounts receivable as of December 31, 2003. We have experienced improvement in the collectibility of our accounts receivable due to vigorous collection efforts and improved quality of our products and services.

With the adoption of FIN 46R on March 31, 2004, we consolidated Autobytel.Europe into our financial statements. As of March 31, 2004, Autobytel.Europe had an estimated reserve for bad debt of $0.8 million. In the second quarter of 2004, Autobytel.Europe wrote-off the majority of the estimated bad debt reserve balance which had no impact on Autobytel.Europe’s or our operating expenses.

If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional estimated reserves for bad debts and customer credits may be required and the impact on our business, results of operations or financial condition could be material.

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

Car.com’s contractual obligations include an operating lease for its facility. As of June 30, 2004, the aggregate minimum lease payments were $0.3 million expiring on various dates through June 2005.

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

Under FIN 46R, we determined we were the primary beneficiary of Autobytel.Europe and were required to consolidate Autobytel.Europe in our financial statements effective March 31, 2004. We have an ownership interest in Autobytel.Europe of 49%.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides accounting guidance regarding the determination of when an impairment (i.e., fair value is less than amortized cost) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF 03-1 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. We adopted the disclosure requirements of EITF 03-1 on December 31, 2003. The accounting guidance of EITF 03-1 will be effective on July 1, 2004. We do not expect the adoption of EITF 03-1 to have a material effect on our financial position or results of operations.

Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

We have only been profitable for the last seven quarters and otherwise have a history of net losses and cannot assure that we will continue to be profitable. If we are unable to sustain our recent profitability and we lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002. Having achieved profitability in the fourth quarter of 2002, we might fail to sustain or increase that profitability in the future. We cannot assure that we will continue to be profitable. We had an accumulated deficit of $150.4 million as of June 30, 2004 and $153.8 million as of December 31, 2003.

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

The majority of our revenues are derived from fees paid by our networks of participating retail and enterprise dealers. A few agreements account for all of our enterprise dealer relationships. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. If dealer attrition increases or the number of purchase requests accepted from us decreases and we are unable to add new dealers to mitigate the attrition or decrease in number of accepted requests, our revenues will decrease. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. If the number of dealers in our networks declines, our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected. In addition, if automotive manufacturers or major dealer groups force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition.

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

We compete with other entities which maintain similar commercial Web sites including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com and AutoTrader.com. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. The WebControl product competes with products from companies such as Reynolds and Reynolds and Cobalt Systems Corporation. Our customer relationship management products, RPM and iDriveonline, compete with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., Minacs, Online Administrators and Teletech.

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

The economic strength of the automotive industry significantly impacts the revenues we derive from dealers, automotive manufacturers and other strategic partners, advertising revenues and consumer traffic to our Web sites. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Purchases of vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions and interest rates in regional and local markets). In addition, because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or a general increase in interest rates or a general tightening of lending may affect us more significantly than companies in other industries.

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

We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, could cause our purchase request volume or quality to decline. If this occurs, dealers may no longer be satisfied with our services and may terminate their relationships with us or force us to decrease the fees we charge for our services. If our dealers terminate their relationships with us or force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. A number of our agreements with online service providers may be terminated without cause. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. If we cannot maintain or replace our relationships with online service providers, our revenues may decline which could have a material adverse effect on our business, results of operations and financial condition.

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

We have identified what we believe are the areas of domestic government regulation, which if changed, would be costly to us. These laws and regulations include franchise laws, motor vehicle brokerage licensing laws, motor vehicle dealer licensing laws, insurance licensing laws and financial services laws, which are or may be applicable to aspects of our business. There could be laws and regulations applicable to our business which we have not identified or which, if changed, may be costly to us.

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

Sales of substantial numbers of shares of our common stock in the public market, or the perception that significant sales are likely, could adversely affect the market price of our common stock. Other than 283,763 shares that are held in escrow until at least April 2005, all of the shares issued in connection with the acquisitions of iDriveonline and Stoneage, subject to certain limitations, will be available for sale upon and during the effectiveness of a registration statement that we filed with the Securities and Exchange Commission in June 2004, and this number of shares is greater than the average daily trading volume for our shares. Although no prediction can be made as to the effect, if any, that market sales of such shares will have on the market price of our common stock, sales of substantial amounts of such shares in the public market could adversely affect the market price of our common stock.

Our certificate of incorporation and bylaws, stockholder rights plan and Delaware law contain provisions that could discourage a third party from acquiring us or limit the price third parties are willing to pay for our stock.

Provisions of our amended and restated certificate of incorporation and bylaws relating to our corporate governance and provisions in our stockholder rights plan could make it difficult for a third party to acquire us, and could discourage a third party from attempting to acquire control of us. These provisions allow us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. These provisions provide that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the board of directors are up for election at each annual meeting. In addition, these provisions impose various procedural and other requirements which could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change of control of us. Under the stockholder rights plan, if a person or group acquires 15% or more of the common stock, all rightsholders, except the acquiror, will be entitled to acquire at the then exercise price of a right that number of shares of Autobytel’s common stock which at the time will have a market value of two times the exercise price of the right. In addition, under certain circumstances, all rightholders, other than the acquiror, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which at the time will have a market value of two times the exercise price of the right. The initial exercise price of a right is $65. Such charter and rights provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2004. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in alerting our management, including our principal executive officer and principal financial officer, to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

On a regular basis, we review and modify our internal controls and procedures. There have been no changes in our internal controls and procedures during our fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. Autobytel has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful and for Autobytel to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. It is anticipated that any potential financial obligation of Autobytel to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Therefore, we do not expect that the settlement will involve any payment by Autobytel. The settlement agreement has not yet been executed. The settlement agreement is subject to approval by the court, which cannot be assured. We cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful and for Autoweb to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Therefore, we do not expect that the settlement will involve any payment by Autoweb. The settlement agreement has not yet been executed. The settlement agreement is subject to approval by the court, which cannot be assured. We cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 9, 2004, in connection with, and as partial consideration for, our acquisition of iDriveonline, Inc., we issued 474,501 shares of common stock to the then current shareholders of such entity. The offers and sales were exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 15, 2004, in connection with, and as partial consideration for, our acquisition of Stoneage Corporation., we issued 2,257,733 shares of common stock to the then current and certain former shareholders of such entity. In addition, on July 6, 2004, in connection with certain post-closing adjustment provisions, we issued 47,511 shares of common stock to such persons. All such offers and sales were exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

Autobytel held its Annual Meeting of Stockholders on June 24, 2004. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against and, if applicable, the number of abstentions and broker non-votes with respect to each matter. Each director proposed by Autobytel was elected and the other three matters submitted for stockholder vote were approved.

(a)	The stockholders reelected the three nominees for Autobytel’s board of directors:

Director	For	Withheld Authority
Jeffrey H. Coats	32,746,628	1,542,283
Michael J. Fuchs	32,732,751	1,556,160
Robert S. Grimes	32,936,577	1,352,334

The term of office as director for Mark N. Kaplan, Richard A. Post, Mark R. Ross and Jeffrey A. Schwartz continued after the meeting.

(b)	The stockholders approved the Autobytel Inc. 2004 Restricted Stock and Option Plan.

For	Against	Abstain	Broker Non-Votes
17,289,657	8,715,655	150,273	8,133,326

(c)	The stockholders approved the appointment of PricewaterhouseCoopers LLP as independent public auditors for fiscal 2004.

For	Against	Abstain
32,841,769	1,424,035	23,107

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Acquisition Agreement, dated as of April 15, 2004, among Autobytel Inc., Autobytel Bedrock Corp., Stoneage Corporation and current and former shareholders of Stoneage Corporation is incorporated herein by reference to Exhibit 2.1 of the Form 8-K/A filed with the Securities and Exchange Commission on June 28, 2004 (the “Form 8-K/A”).

10.2	Acquisition Agreement, dated as of April 7, 2004, among Autobytel Inc., Autobytel Lonestar Corp., iDriveonline, Inc. and shareholders of iDriveoline, Inc. is incorporated herein by reference to Exhibit 2.2 of the Form 8-K/A.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 5, 2004.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 5, 2004.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 5, 2004.

(b) Reports on Form 8-K:

The following reports on Form 8-K were furnished or filed, as applicable, during the quarter covered by this Quarterly Report on Form 10-Q:

On April 20, 2004, we filed a Form 8-K under items 2 and 7 announcing our acquisitions of iDriveonline and Stoneage.

On April 27, 2004, we furnished a Form 8-K under Item 12 announcing our financial results for the quarter ended March 31, 2004.

On June 28, 2004, we filed a Form 8-K/A under item 7 providing financial statements and pro forma financial information relating to the acquisition of Stoneage.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.
By:	/s/ HOSHI PRINTER
Hoshi Printer Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

By:	/s/ MATTHEW MCDOWELL
Matthew McDowell Vice President and Controller (Principal Accounting Officer)

Date: August 5, 2004

EXHIBIT INDEX

Exhibit Number

10.1	Acquisition Agreement, dated as of April 15, 2004, among Autobytel Inc., Autobytel Bedrock Corp., Stoneage Corporation and current and former shareholders of Stoneage Corporation is incorporated herein by reference to Exhibit 2.1 of the Form 8-K/A filed with the Securities and Exchange Commission on June 28, 2004 (the “Form 8-K/A”).

10.2	Acquisition Agreement, dated as of April 7, 2004, among Autobytel Inc., Autobytel Lonestar Corp., iDriveonline, Inc. and shareholders of iDriveoline, Inc. is incorporated herein by reference to Exhibit 2.2 of the Form 8-K/A.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 5, 2004.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 5, 2004.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 5, 2004.