Form 10-Q/A
period 2004-06-30
AUTOBYTEL  INC
filed 2005-05-31
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 31, 2004, there were 41,766,376 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2004, and is being filed to reflect the restatement of our consolidated financial statements for the six-month periods ended June 30, 2003 and June 30, 2004, as discussed in Note 3 thereto.

On November 15, 2004, we announced that we expected to restate our consolidated financial statements for the second, third and fourth fiscal quarters of 2003, the full 2003 fiscal year and the first and second fiscal quarters of 2004, relating to credits issued to customers that were inappropriately reversed and recognized as revenue during the four fiscal quarters ended March 31, 2004, and outstanding checks issued by us that were voided and the corresponding obligations inappropriately reversed and recorded as an increase in revenue or a reduction of expenses in the second and third fiscal quarters of 2003 and the second fiscal quarter of 2004.

Upon a further review, we also determined to restate our consolidated financial statements for the full 2002 fiscal year and to include adjustments in our restated consolidated financial statements for the first, second, third and fourth fiscal quarters of 2003, the full 2003 fiscal year and the first and second fiscal quarters of 2004.

The Audit Committee of our Board of Directors, with the assistance of independent counsel and independent forensic accountants engaged by such independent counsel, undertook a seven-month internal review of the facts giving rise to the restatements described herein and our accounting policies and procedures related thereto. Independent counsel to the Audit Committee concluded that of the 31 items reviewed in the course of the internal investigation that were ultimately determined to have been improperly accounted for and that are the subject of the restatement of our financial statements, 26 of those items were the result of error or mistake and not the result of intentional conduct or fraud. With respect to the credits issued to customers that were inappropriately reversed and recognized as revenue and the outstanding checks issued by us that were voided and the corresponding obligations inappropriately reversed and recorded as an increase in revenue or a reduction of expenses, while there were some facts that may have supported different inferences, independent counsel could not conclude that the unapplied credit and stale check items were the result of intentional conduct for an improper or illegal purpose. With respect to the failure to make certain accruals in the second fiscal quarter of 2003, as well as the reversal of accruals for bonuses in the third and fourth fiscal quarters of 2002 (see description below), while inferences may be drawn from the facts, based on the evidence reviewed, independent counsel could not conclude that such accounting treatment was the result of intentional conduct for an improper or illegal purpose. Independent counsel to the Audit Committee also found that former senior management did not set an appropriate tone at the top that was conducive of an effective control environment. In addition, our financial staff undertook a review of the basis on which we document and prepare our financial statements under generally accepted accounting principles. The aggregate impact of all of the identified inappropriate accounting items and errors on our balance sheet is a reduction of $0.8 million in our stockholders’ equity at June 30, 2004, and the net impact on our statements of operations over the period from January 1, 2002 through June 30, 2004 is a reduction of net income of $3.1 million, of which $1.7 million impacted the first six months of 2004.

Independent counsel to the Audit Committee of the Board of Directors and the forensic accountants retained by such outside counsel have also identified internal control deficiencies, and have suggested changes, some of which we have begun to implement and others of which we intend to implement during the course of 2005, to our internal controls which are designed to remediate the deficiencies described in Management’s Report on Internal Control Over Financial Reporting set forth on page F-2 of our Annual Report on Form 10-K for the year ended December 31, 2004. Management has reviewed the internal control deficiencies with the Audit Committee of the Board of Directors, has discussed them with our independent registered public accounting firm, PricewaterhouseCoopers LLP, and has advised the Audit Committee that the deficiencies are indicative of material weaknesses in our internal control over financial reporting.

The remedial measures include, but are not limited to, the following:

•	Establishment of written policies and procedures relating to the access to, and control over, our financial accounting systems.

•	Development or revision of our written accounting policies and procedures relating to: (i) disbursement checks outstanding greater than 180 days, (ii) unapplied credits on customer accounts, to require review and approval by our controller or Chief Financial Officer of all debit memos and credit memos of $10,000 or more, (iii) voiding of purchase and disbursement transactions; and (iv) revenue recognition, accruals and reversals thereof, reclassifications of accruals, and back-up documentation related thereto, and to require review and approval by our Chief Financial Officer of all accruals, individually or in the aggregate, above $100,000.

•	Implementation of enhanced training for our finance and accounting personnel to familiarize them with our accounting policies.

•	Establishment of a quarterly and annual sub-certification process requiring written confirmation from business unit managers regarding communication of matters pertaining to their area of responsibility that are nonstandard or that would require disclosure.

•	Recruitment of additional personnel trained in financial reporting under accounting principles generally accepted in the United States to enhance supervision with regard to, among other things, account reconciliations and documentation supporting our quarterly and annual financial statements.

•	Implementation of formal training related to compliance with state escheat laws.

•	Revisions to, and improvement of, our contract management system and yield management system.

At the direction of, and in consultation with, the Audit Committee, management currently is implementing certain of the remedial measures and intends to implement the remaining remedial measures during the course of 2005. While this implementation is underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. While we are implementing changes to our controls environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective under the criteria used to assess effectiveness identified in Management’s Report on Internal Control Over Financial Reporting. Please see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Our internal controls and procedures need to be improved.”

In addition, we have (i) accepted the resignations of our Chief Executive Officer and President (from such positions), Chief Financial Officer and Executive Vice President, and Assistant Controller, (ii) appointed a new Chief Executive Officer and President, Chief Operating Officer and Executive Vice President, Chief Financial Officer and Executive Vice President, and Assistant Controller, and (iii) hired a new Director of Accounting.

The restatements of the consolidated financial statements for the second fiscal quarter of 2003 and the second fiscal quarter of 2004 are reflected in this Amendment on Form 10-Q/A, and principally make adjustments relating to the items set forth below, in addition to the adjustments related to customer credits and outstanding checks described above:

Revenue adjustments:

•	Certain revenue generated from the delivery of purchase requests for vehicles was inappropriately recognized in the first, second, third and fourth fiscal quarters of 2003 and the first and second fiscal quarters of 2004;

•

Advertising credits earned by customers in the first, second, third and fourth fiscal quarters of 2003 and the first and second fiscal quarters of 2004 were not recorded as a reduction of advertising revenue in the period earned by the customers and delivery or payment of these credits in subsequent periods was inappropriately recorded as a decrease in advertising revenue;

•	Inappropriate classification of revenue between lead fees and customer relationship management services revenue in the in the first, second, third and fourth fiscal quarters of 2003 and the first and second fiscal quarters of 2004;

•	Website advertising revenue earned in the first and second fiscal quarters of 2004 that was not recognized in such periods;

•	Inappropriate recognition of revenue in the second fiscal quarter of 2004 for advertising services;

•	Lead fees earned in the second fiscal quarter of 2003 were inappropriately recognized in the third fiscal quarter 2003;

•	Inappropriate recognition of revenue during the four fiscal quarters ended June 30, 2004 relating to delivery of purchase requests to two customers;

•	Inappropriate recognition of certain revenue from a multiple element arrangement in 2002, the first, second, third and fourth fiscal quarters of 2003 and the first and second fiscal quarters of 2004;

•	Website advertising revenue in 2002 was inappropriately recognized prior to the delivery of services in 2003;

•	Inappropriate recognition of revenue in the second fiscal quarter of 2004, when collectibility cannot be reasonably assured; and

•	Lead fees earned in 1999, 2000, and 2001 were inappropriately recognized in the second fiscal quarter of 2003.

Expense adjustments:

•	Credits issued to customers that were inappropriately reversed and recorded as a reduction of sales and marketing expense during 2002 and the fourth fiscal quarter of 2003 in connection with the cessation of operations of certain subsidiaries;

•	Expense provisions for our participation at an annual trade show that were inappropriately recorded throughout the annual fiscal period preceding the first fiscal quarter of the following annual fiscal period in which the trade show took place;

•	Inappropriate accrual of advertising costs in 2002 that was derecognized and recorded as a reduction of advertising expense in the first fiscal quarter of 2004;

•	Franchise tax expense was underestimated in the first, second, third and fourth fiscal quarters of 2003 and over-estimated in the first and second fiscal quarters of 2004;

•	Inappropriate accruals of subscription costs in the first, second and third fiscal quarters of 2003 that were subsequently derecognized and recorded as a reduction of sales and marketing expense in the first fiscal quarter of 2004;

•	Excess accrual of medical costs that should have been derecognized in the second fiscal quarter of 2002, but which was inappropriately derecognized and partially recorded as a reduction of online advertising costs in the third fiscal quarter of 2003, with the remaining excess recorded as a reduction of compensation costs in the first fiscal quarter of 2004;

•	Expenses inappropriately recorded in the third fiscal quarter of 2003 associated with services rendered in the second fiscal quarter of 2003;

•	Accrued liabilities that were prematurely derecognized and recorded as a reduction of expenses in the first fiscal quarter of 2004;

•	Inappropriate accrual of commissions expense in 2002;

•	Inappropriate excess accrual of commissions expense in the first fiscal quarter of 2003 that was derecognized and recorded as a reduction of commissions expense in the first fiscal quarter of 2004;

•	Excess accrual for lease abandonment that was inappropriately derecognized in the second fiscal quarter of 2003;

•	State income tax expenses were not recorded during the first and second fiscal quarters of 2004. The state tax expenses relate to two states where subsidiaries operate on a profitable basis;

•	In the second fiscal quarter of 2003, there was a lack of provision for annual employee cash bonus compensation that was recorded in the third fiscal quarter of 2003;

•	Purchase price for an acquisition which took place in 2004 was inappropriately allocated to certain intangible assets instead of goodwill;

•	The common stock value for the shares issued for the two acquisitions in 2004 was inappropriately calculated.

•	The equity method of accounting was inappropriately applied for our investment in Autobytel.Europe; and

•	A series of loans made by Autobytel.Europe was inappropriately recorded at cost instead of net realizable value.

The restatements of the consolidated financial statements for the full 2002 and 2003 fiscal years are reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”). The restatement of the consolidated financial statements for the first fiscal quarter of 2004 is reflected in our Form 10-Q for the fiscal quarter ended March 31, 2005, and the restatement of the consolidated financial statements for the third fiscal quarter of 2003 isreflected in our Form 10-Q for the fiscal quarter ended September 30, 2004 (the “Form 10-Qs”).

Changes have been made to the following items in this Amendment as a result of the restatement:

Part I

•	Item 1, Consolidated Financial Statements (unaudited)

•	Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4, Controls and Procedures

This Amendment does not reflect events, other than those relating to the restatement, that have occurred after August 6, 2004, the date the Quarterly Report on Form 10-Q was originally filed, except that (i) the first Risk Factor has been amended and five Risk Factors that specifically relate to the restatement have been added to the information set forth herein in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”, and (ii) the information and disclosure contained in Part I, Item 4 “Controls and Procedures” has been brought to the current date of this filing. Information with respect to events occurring after August 6, 2004 has been or will be set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

Concurrently with the filing of this Amendment on Form 10-Q/A, we are filing with the SEC the Form 10-K and the Form 10-Qs to reflect changes required as a result of the restatements described above. No amendments have been made to our Annual Reports on Form 10-K for the fiscal years 2002 or 2003, or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, or March 31, 2004, as all relevant changes have been reflected in this Amendment, the Form 10-Qs, and the Form 10-K. Our previously filed Annual Reports on Form 10-K for the fiscal years ended 2002 and 2003, and our previously filed Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2002, June 30, 2002, September 30, 2002, March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, and June 30, 2004 should not be relied upon.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

(Unaudited)

	Restated
	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Domestic cash and cash equivalents	$17,740	$45,643
Restricted international cash and cash equivalents (Note 4.)	8,225	—
Short-term investments	16,500	9,991
Accounts receivable, net of allowance for bad debts and customer credits of $850 and $1,764, respectively	17,363	11,335
Prepaid expenses and other current assets	2,685	1,140

Total current assets	62,513	68,109
Long-term investments	12,000	6,000
Property and equipment, net	3,141	2,138
Capitalized internal use software, net	484	1,024
Investment in equity investee (Note 4.)	—	3,938
Goodwill	71,086	16,830
Acquired intangible assets, net	4,772	315
Other assets	121	155

Total assets	$154,117	$98,509

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,139	$3,741
Accrued expenses	5,980	4,595
Current portion of deferred revenues	4,092	4,216
Accrued domestic restructuring	168	258
Other current liabilities	1,910	1,517

Total current liabilities	19,289	14,327
Long-term deferred revenue	59	178
Common stock due to former Stoneage shareholders	711	—

Total liabilities	20,059	14,505
Minority interest (Note 4.)	4,123	—

Commitments and contingencies (Note 7.)

Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,642,176 and 37,786,767 shares issued and outstanding, respectively	42	38
Additional paid-in capital	280,742	236,544
Accumulated other comprehensive income	1,687	1,620
Accumulated deficit	(152,536)	(154,198)

Total stockholders’ equity	129,935	84,004

Total liabilities, minority interest and stockholders’ equity	$154,117	$98,509

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$31,122	$21,529	$55,740	$41,671

Costs and expenses:
Cost of revenues	12,891	9,252	23,416	17,915
Sales and marketing	6,998	4,756	13,083	9,613
Product and technology development	5,450	3,742	9,810	6,832
General and administrative	4,514	3,383	7,533	6,438
Amortization of acquired intangible assets	304	9	331	9

Total costs and expenses	30,157	21,142	54,173	40,807

Income from operations	965	387	1,567	864
Interest income	219	61	405	130
Loss in equity investee	—	(219)	(84)	(224)
Foreign currency exchange gain	20	—	20	—
Other income	—	—	1	—
Minority interest	(47)	—	(47)	—

Income before income taxes	1,157	229	1,862	770
Provision for income taxes	(171)	(5)	(200)	(7)

Net income	$986	$224	$1,662	$763

Net income per share:
Basic	$0.02	$0.01	$0.04	$0.02

Diluted	$0.02	$0.01	$0.04	$0.02

Shares used in computing net income per share:
Basic	41,123,593	31,814,364	39,733,775	31,525,905

Diluted	44,708,634	33,968,519	43,656,782	33,156,542

Comprehensive income:
Net income	$986	$224	$1,662	$763
Translation adjustment	(77)	524	67	660

Comprehensive income	$909	$748	$1,729	$1,423

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$1,662	$763
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	801	672
Amortization of capitalized internal use software	540	541
Amortization of acquired intangible assets	418	15
Provision for (recovery of) bad debt	(240)	314
Provision for customer credits	584	1,294
Loss on disposal of property and equipment	20	—
Stock based compensation	—	51
Loss in equity investee	84	224
Minority interest	47	—
Changes in assets and liabilities, excluding the effect of acquisitions and consolidation of Autobytel.Europe:
Accounts receivable	(1,243)	(2,148)
Prepaid expenses and other current assets	(423)	1,895
Other assets	13	23
Accounts payable	1,637	639
Accrued expenses	(1,362)	(1,047)
Deferred revenues	(524)	208
Customer deposits	—	(76)
Accrued domestic restructuring	(90)	(126)
Accrued international licensee liabilities	(1,541)	—
Other current liabilities	307	153

Net cash provided by operating activities	690	3,395

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(20,631)	(4,952)
Sales and maturities of short-term and long-term investments	17,991	—
Purchases of short-term and long-term investments	(39,500)	—
Redemptions of long-term investments	9,000	—
Restricted cash	2,038	28
Purchases of property and equipment	(923)	(145)

Net cash used in investing activities	(32,025)	(5,069)

Cash flows from financing activities:
Payments of capital lease obligations	(225)	(8)
Net proceeds from sale of common stock	3,657	25,809

Net cash provided by financing activities	3,432	25,801

Effect of exchange rates on cash	—	63

Net increase (decrease) in cash and cash equivalents	(27,903)	24,190
Cash and cash equivalents, beginning of period	45,643	27,543

Cash and cash equivalents, end of period	$17,740	$51,733

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$69	$7

Cash paid (refunded) during the period for interest	$(1)	$2

Supplemental disclosure of non-cash investing activities:

•	In June 2003, in conjunction with the acquisition of AVV, Inc., assets of $10,191 were acquired (including $173 of property and equipment acquired under capital leases), liabilities of $1,023 were assumed and 711,109 shares of common stock valued at $4,316 were issued. (See Note 5.)

•	In March 2004, Autobytel consolidated Autobytel.Europe due to the adoption of FIN 46R. As a result of this adoption, Autobytel recorded $10,459 in assets (including $10,425 of restricted international cash and cash equivalents), $2,300 in liabilities and $4,161 in minority interest. (See Note 4.)

•	In April 2004, in conjunction with the acquisition of iDriveonline, Inc., tangible and intangible assets of $12,672 were acquired, liabilities of $770 were assumed and 474,501 shares of common stock valued at $6,775 were issued. (See Note 5.)

•	In April 2004, in conjunction with the acquisition of Stoneage Corporation, tangible and intangible assets of $53,626 were acquired (including $149 of property and equipment acquired under capital leases), liabilities of $3,458 were assumed and 2,257,733 shares of common stock valued at $33,770 were issued. Additionally, based on the determination of the Stoneage Corporation final purchase price allocation, 47,511 additional shares of common stock valued at $710 were issued in July 2004. (See Note 5.)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements as of June 30, 2004, and for the three months and six months ended June 30, 2004 and 2003, are unaudited and have been restated (see Note 3). The accompanying consolidated balance sheet as of December 31, 2003 has also been restated (see Note 3). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

Although Autobytel believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2004 included in Autobytel’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 31, 2005

Principles of Consolidation

Investments in entities in which Autobytel has the ability to exercise significant influence, but not control, are accounted for using the equity method. On March 31, 2004, Autobytel adopted FIN 46R and determined it was the primary beneficiary of Autobytel.Europe LLC (Autobytel.Europe). As a result of this adoption, Autobytel consolidated Autobytel.Europe in its consolidated financial statements. Autobytel owns 49% of Autobytel.Europe. (See Note 4.)

All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires Autobytel to make estimates and assumptions that affect the reported amounts of assets and liabilities and

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

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

Restricted Cash and Cash Equivalents

Restricted international cash and cash equivalents represent amounts held for Autobytel.Europe’s current operations use as directed by Autobytel.Europe. Restricted cash and cash equivalents are not available to Autobytel.

Short-Term and Long-Term Investments

Autobytel categorized its debt securities as either held-to-maturity or available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All held-to-maturity securities with remaining maturities of less than one year are classified as short-term investments and all held-to-maturity securities with remaining maturities greater than one year are classified as long-term investments and are reported at amortized cost. Autobytel categorized auction rate securities as available-for-sale short-term investments. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the three months and six months ended June 30, 2004 and 2003. The cost of securities sold is based on the specific identification method.

Autobytel reviews its investments in debt securities for potential impairment on a regular basis. As part of the evaluation process, Autobytel considers the credit ratings of these securities and Autobytel’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated improvement of the investee financial condition. Autobytel will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. For the three months and six months ended June 30, 2004 and 2003, Autobytel did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt securities. At June 30, 2004, Autobytel did not record any unrealized losses on its debt securities related to an impairment determined to be temporary.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

As of June 30, 2004 and December 31, 2003, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
June 30, 2004:

Short-term investments, available for sale:
Auction rate securities	$13,500	$13,500	$—	$—
Short-term investments, held-to-maturity:
Government sponsored agency bonds	3,000	2,995	—	5

	16,500	16,495	—	5
Long-term investments, held-to-maturity:
Government sponsored agency bonds	$12,000	$11,901	$—	$99

Total as of June 30, 2004	$28,500	$28,396	$—	$104

December 31, 2003:

Short-term investments, available for sale:
Auction rate securities	$6,000	$6,000	$—	$—
Short-term investments, held-to-maturity:
Commercial paper	3,991	3,991	—	—

	9,991	9,991	—	—
Long-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	6,020	20	—

Total as of December 31, 2003	$15,991	$16,011	$20	$—

The following represents the contractual maturities of investments as of June 30, 2004:

Amortized Cost Basis
Due within one year	$3,000
Due after one year through five years	12,000
Due after five years	13,500

$28,500

Certain auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Based on Autobytel’s ability either to liquidate its holdings or to roll its investment over to the next reset period, Autobytel has historically classified some or all of these instruments as cash equivalents if the period between interest rate resets was 90 days or less.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Autobytel accounts for these marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments are classified as “available for sale” and are reported at fair value in Autobytel’s consolidated balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at Autobytel’s discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting Autobytel’s short-term working capital requirements.

Based upon Autobytel’s re-evaluation of these securities, Autobytel has reclassified as short-term investments auction rate securities previously classified as cash equivalents for each of the periods presented in the accompanying consolidated balance sheets. This resulted in a reclassification from cash and cash equivalents to short-term investments of $13,500 as of June 30, 2004 and from cash and cash equivalents to short-term investments of $6,000 at December 31, 2003, respectively.

In addition, purchases of short-term and long-term investments included in the accompanying consolidated statements of cash flows have been revised to reflect the purchase of auction rate securities during the periods presented. This resulted in an increase in sales and maturities of short-term and long-term investments and purchases of short-term and long-term investments of $14,000 and $21,500, respectively for the six months ended June 30, 2004.

The reclassification of auction rate securities has no impact on total assets at June 30, 2004 and December 31, 2003.

Revenues

Autobytel classifies revenues as lead fees, advertising, customer relationship management (CRM) services, and data, applications and other.

Revenues by groups of similar services are as follows for the three and six months ended June 30, 2004 and 2003, respectively (all amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Lead fees	$21,772	$16,128	$38,964	$31,538
Advertising	3,165	2,944	6,267	5,711
CRM services	4,951	1,307	7,960	1,952
Data, applications and other	1,234	1,150	2,549	2,470

Total revenues	$31,122	$21,529	$55,740	$41,671

Computation of Basic and Diluted Net Income per share

Net income per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted. Basic net income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock options net of shares of common stock assumed to be repurchased by the company from the exercise proceeds.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator:
Net income	$986	$224	$1,662	$763

Denominator:
Weighted average common shares and denominator for basic calculation	41,123,593	31,814,364	39,733,775	31,525,905
Weighted average effect of dilutive securities:
Employee stock options	3,571,555	2,136,143	3,909,521	1,612,625
Employee stock purchase plan	13,486	18,012	13,486	18,012

Denominator for diluted calculation	44,708,634	33,968,519	43,656,782	33,156,542
Net income per share—basic	$0.02	$0.01	$0.04	$0.02
Net income per share—diluted	$0.02	$0.01	$0.04	$0.02

Antidilutive potential shares of common stock, which have been excluded from the calculation of diluted net income per share, represent stock options with an exercise price greater than the average market price for the three month or six month period ended June 30, 2004. For the three months and six months ended June 30, 2004, there were 1,548,368 and 1,131,432 antidilutive potential shares of common stock, respectively. For the three and six months ended June 30, 2003, there were 1,451,218 and 1,824,305 antidilutive potential shares of common stock, respectively.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options, which is a fair value based method. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net income and net income per share for the three months and six months ended June 30, 2004 and 2003, would approximate the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss):
As reported	$986	$224	$1,662	$763
Add: Employee stock-based compensation included in reported net income	—	51	—	51
Less: Employee stock-based compensation determined under the fair value based method	(1,501)	(932)	(2,772)	(1,970)

Pro forma	$(515)	$(657)	$(1,110)	$(1,156)

Net income (loss) per share—basic:
As reported	$0.02	$0.01	$0.04	$0.02
Pro forma	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Net income (loss) per share—diluted:
As reported	$0.02	$0.01	$0.04	$0.02
Pro forma	$(0.01)	$(0.02)	$(0.03)	$(0.04)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

During the six months ended June 30, 2004 and 2003, Autobytel granted 988,000 and 1,264,000 stock options, respectively. The options granted were estimated to have a weighted average fair value per share of $6.38 and $1.95 for the six months ended June 30, 2004 and 2003, respectively, based on the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Six Months Ended June 30,
	2004	2003
Dividend yield	—%	—%
Volatility	66.16%	86.65%
Weighted-average risk-free interest rate	2.342%	1.985%
Weighted-average expected life	3.5 years	3.7 years

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Awards issued under the employee stock purchase plan were estimated to have a weighted average fair value per award of $2.40 and $3.08 for the six months ended June 30, 2004 and 2003, respectively, based on the Black-Scholes option-pricing model and the following assumptions:

Six Months Ended June 30,
	2004	2003
Dividend yield	— %	— %
Volatility	66.06% - 73.86%	64.73% - 75.44%
Risk-free interest rate	1.03% - 1.05%	1.21% - 1.66%
Expected life	6 months	6 months

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

Reclassification

Effective January 1, 2004, Autobytel modified its revenue presentation to better align reported amounts and metrics with internal operational measures and to provide increased understanding and transparency for

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

investors. Revenues are now classified as lead fees, advertising, customer relationship management (CRM) services and data, applications and other. Prior to January 1, 2004, Autobytel had reported revenues as program fees, enterprise sales, advertising and other products and services. Amounts for 2003 have been reclassified to conform to the 2004 presentation. There was no impact on total revenues as a result of the reclassification.

Lead fees consist of fees paid by retail dealers, enterprise dealers and automotive manufacturers who participate in the Autobytel.com, Autoweb.com, CarSmart.com and Car.com online car buying referral networks and fees paid by retail dealers, finance request intermediaries, and automotive finance companies who participate in the Car.com online finance referral network. Advertising revenues represent fees received from automotive manufacturers and other advertisers who target car-buyers during the research, consideration and decision making process on the Web sites. CRM services consist of fees paid by customers who use Autobytel’s lead management products, customer loyalty and retention marketing programs, and data extraction services. Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services.

Also, certain other reclassifications have been made to prior year financial information to conform with the current year presentation. See Note 3.

3. Restatement

On November 15, 2004, Autobytel announced that Autobytel expected to restate its consolidated financial statements for the second, third and fourth fiscal quarters of 2003, the full 2003 fiscal year and the first and second fiscal quarters of 2004, relating to credits issued to customers that were inappropriately reversed and recognized as revenue during the four fiscal quarters ended March 31, 2004, and outstanding checks issued by Autobytel that were voided and the corresponding obligations inappropriately reversed and recorded as an increase in revenue or a reduction of expenses primarily in the second fiscal quarter of 2003. In the course of preparing these consolidated financial statements to properly reflect the credits issued to customers and the outstanding checks issued, Autobytel identified other items and errors for which accounting adjustments were necessary, which resulted in further restatement adjustments to its consolidated financial statements for 2003 and 2002 and subsequent periods.

The revenue restatement adjustments recorded in this restatement primarily result in revenue being deferred and recognized in subsequent periods, although certain adjustments result in permanent reductions in revenue. These adjustments include (i) reversal of credits issued to certain customers that were inappropriately recognized as revenue, (ii) errors previously made in the application of the revenue recognition principles under EITF 00-21, (iii) errors previously made in the application of the revenue recognition principles under SAB 104, and (iv) errors due to misclassifications between revenue and expense. The net effect of these revenue adjustments is to decrease total revenue by $393 and $532 for the three and six months ended June 30, 2004, and to decrease total revenue by $192 and $303 for the three and six months ended June 30, 2003. Autobytel also made certain deferrals and other adjustments to its expenses and other accounts in connection with these revenue adjustments and has made certain other adjustments to its expenses. These expense adjustments include errors previously made in the application of SFAS No. 5, “Accounting for Contingencies” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” related to the recognition and derecognition of accrued expenses. The net effect of these expense adjustments is to decrease total expenses by $114 and to increase total expenses by $1,136 for the three months and six months ended June 30, 2004, respectively, and increase total expenses by $706 and $924 for the six months ended June 30, 2003, respectively.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

The following table is a reconciliation of revenue as previously reported to amounts as restated for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenue, as previously reported	$31,515	$21,721	$56,272	$41,974
Total revenue restatement adjustments:
Unapplied credits	—	(133)	(43)	(133)
Stale dated checks		(17)	—	(17)
Multiple element arrangements	(21)	29	(31)	10
Delivery of purchase requests	(21)	(4)	(46)	(24)
Advertising	(276)	(80)	(296)	(152)
Other	(75)	13	(116)	13

Total revenue restatement adjustments	(393)	(192)	(532)	(303)

Total revenue, as restated	$31,122	$21,529	$55,740	$41,671

The following table is a reconciliation of net income (loss) as previously reported to amounts as restated for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as previously reported	$1,265	$1,122	$3,330	$1,990
Restatement adjustments to revenue (see above)	(393)	(192)	(532)	(303)
Expense adjustments:
Stale dated checks	(1)	(109)	(1)	(109)
Accrued expenses	113	(101)	(828)	(528)
Commission expense	78	73	(171)	340
Accrued bonus	—	(250)	—	(250)
Equity investment	(3)	(233)	(34)	(291)
Other	(73)	(86)	(102)	(86)

Total restatement expense adjustments	114	(706)	(1,136)	(924)

Net restatement adjustments	(279)	(898)	(1,668)	(1,227)

Restated net income (loss)	$986	$224	$1,662	$763

Classifications

Effective with the filing of this Amendment on Form 10-Q/A, Autobytel has modified its statement of operations presentation to better align reported results with internal operational measures and to provide increased understanding and transparency for investors. Operating expenses are now classified as cost of revenues, sales and marketing, product and technology development, general and administrative, and amortization of acquired intangible assets. Amounts which have been reclassified as a result of the new presentation are indicated below in the column titled “Reclassifications.” Cost of revenues contain costs previously classified as sales and marketing including traffic acquisition and related compensation costs, printing, production and postage for Autobytel’s customer loyalty and retention program, and fees paid to third parties for data and content included on Autobytel’s properties. Cost of revenues also contain costs previously

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

classified as product and technology development including connectivity costs, technology license fees, amortization of acquired technology, amortization of internally developed technology, fees paid to third parties for data and content included on Autobytel’s properties, and server equipment depreciation. Other costs which have been reclassified are: (1) bad debt expense, which was previously classified as sales and marketing expense, is now classified as general and administrative expense, and (2) credit balances of customers, which were previously classified as accounts receivable, are now classified as other current liabilities.

See Note 2 for discussion of reclassification of auction rate securities.

The following table sets forth selected consolidated balance sheet data for Autobytel, showing previously reported amounts and restated amounts as of June 30, 2004 and December 31, 2003:

Consolidated Balance Sheet

	June 30, 2004
	As Previously Reported	Reclassifications	Adjustments	As Restated
Current assets:
Domestic cash and cash equivalents	$31,240	$(13,500)	$—	$17,740
Restricted international cash and cash equivalents	8,225	—	—	8,225
Short-term investments	—	13,500	3,000	16,500
Accounts receivable, net of allowances	17,213	591	(441)	17,363
Prepaid expenses and other current assets	2,677	—	8	2,685

Total current assets	59,355	3,591	(433)	62,513
Long-term investments	15,000	—	(3,000)	12,000
Property and equipment, net	3,141	—	—	3,141
Capitalized internal use software, net	484	—	—	484
Investment in equity investee	827	—	(827)	—
Goodwill	69,477	—	1,609	71,086
Acquired intangible assets, net	5,168	—	(396)	4,772
Other assets	121	—	—	121

Total assets	$153,573	$591	$(47)	$154,117

Current liabilities:
Accounts payable	$6,906	$—	$233	$7,139
Accrued expenses	6,143	—	(163)	5,980
Current portion of deferred revenues	3,709	(59)	442	4,092
Accrued domestic restructuring	168	—	—	168
Other current liabilities	587	591	732	1,910

Total current liabilities	17,513	532	1,244	19,289
Long-term deferred revenues	—	59	—	59
Common stock due to former Stoneage shareholders	685	—	26	711

Total liabilities	18,198	591	1,270	20,059
Minority interest	4,594	—	(471)	4,123

Stockholders’ equity:
Common stock	42	—	—	42
Additional paid-in capital	279,584	—	1,158	280,742
Accumulated other comprehensive loss	1,597	—	90	1,687
Accumulated deficit	(150,442)	—	(2,094)	(152,536)

Total stockholders’ equity	130,781	—	(846)	129,935

Total liabilities and stockholders’ equity	$153,573	$591	$(47)	$154,117

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Consolidated Balance Sheet

	December 31, 2003
	As Previously Reported	Reclassifications	Adjustments	As Restated
Current assets:
Domestic cash and cash equivalents	$51,643	$(6,000)	$—	$45,643
Short-term investments	3,991	6,000	—	9,991
Accounts receivable, net of allowances	10,889	476	(30)	11,335
Prepaid expenses and other current assets	833	—	307	1,140

Total current assets	67,356	476	277	68,109
Long-term investments	6,000	—	—	6,000
Property and equipment, net	2,138	—	—	2,138
Capitalized internal use software, net	1,024	—	—	1,024
Investment in equity investee	2,810	—	1,128	3,938
Goodwill	16,830	—	—	16,830
Acquired intangible assets, net	315	—	—	315
Other assets	155	—	—	155

Total assets	$96,628	$476	$1,405	$98,509

Current liabilities:
Accounts payable	$4,063	$—	$(322)	$3,741
Accrued expenses	5,034	—	(439)	4,595
Current portion of deferred revenues	4,022	(178)	372	4,216
Accrued domestic restructuring	258	—	—	258
Other current liabilities	441	476	600	1,517

Total current liabilities	13,818	298	211	14,327
Long-term deferred revenues	—	178	—	178

Total liabilities	13,818	476	211	14,505

Stockholders’ equity:
Common stock	38	—	—	38
Additional paid-in capital	236,544	—	—	236,544
Accumulated other comprehensive loss	—	—	1,620	1,620
Accumulated deficit	(153,772)	—	(426)	(154,198)

Total stockholders’ equity	82,810	—	1,194	84,004

Total liabilities and stockholders’ equity	$96,628	$476	$1,405	$98,509

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

The following table sets forth selected consolidated statement of operations data for Autobytel, showing previously reported amounts and restated amounts for the three and six months ended June 30, 2004 and 2003:

Consolidated Statement of Operations

	Three Months Ended June 30, 2004
	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenues	$31,515	$—	$(393)	$31,122

Costs and expenses:
Cost of revenues	—	12,891	—	12,891
Sales and marketing	18,773	(11,593)	(182)	6,998
Product and technology development	6,431	(981)	—	5,450
General and administrative	5,172	(650)	(8)	4,514
Amortization of acquired intangible assets	—	333	(29)	304

Total costs and expenses	30,376	—	(219)	30,157

Income from operations	1,139	—	(174)	965
Interest income	219	—	—	219
Income (loss) in equity investees	18	—	(18)	—
Foreign currency exchange gain	20	—	—	20
Minority interest	(62)	—	15	(47)

Income before income taxes	1,334	—	(177)	1,157
Provision for income taxes	(69)	—	(102)	(171)

Net income	$1,265	$—	$(279)	$986

Net income per share:
Basic	$0.03	$—	$(0.01)	$0.02

Diluted	$0.03	$—	$(0.01)	$0.02

Shares used in computing net income per share:
Basic	41,123,593	—	—	41,123,593

Diluted	44,695,148	—	13,486	44,708,634

Comprehensive income:
Net income	$1,265	$—	$(279)	$986
Translation adjustment	(88)	—	11	(77)

Comprehensive income	$1,177	$—	$(268)	$909

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Consolidated Statement of Operations

	Three Months Ended June 30, 2003
	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenues	$21,721	$—	$(192)	$21,529

Costs and expenses:
Cost of revenues	—	9,252	—	9,252
Sales and marketing	13,109	(8,484)	131	4,756
Product and technology development	4,454	(840)	128	3,742
General and administrative	3,106	63	214	3,383
Amortization of acquired intangible assets	—	9	—	9

Total costs and expenses	20,669	—	473	21,142

Income from operations	1,052	—	(665)	387
Interest income	61	—	—	61
Income (loss) in equity investees	14	—	(233)	(219)

Income before income taxes	1,127	—	(898)	229
Provision for income taxes	(5)	—	—	(5)

Net income	$1,122	$—	$(898)	$224

Net income per share:
Basic	$0.04	$—	$(0.03)	$0.01

Diluted	$0.03	$—	$(0.02)	$0.01

Shares used in computing net income per share:
Basic	31,814,364	—	—	31,814,364

Diluted	33,950,507	—	18,012	33,968,519

Comprehensive income:
Net income	$1,122	$—	$(898)	$224
Translation adjustment	36	—	488	524

Comprehensive income	$1,158	$—	$(410)	$748

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Consolidated Statement of Operations

	Six Months Ended June 30, 2004
	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenues	$56,272	$—	$(532)	$55,740

Costs and expenses:
Cost of revenues	—	23,416	—	23,416
Sales and marketing	33,582	(21,299)	800	13,083
Product and technology development	11,519	(1,877)	168	9,810
General and administrative	8,101	(600)	32	7,533
Amortization of acquired intangible assets	—	360	(29)	331

Total costs and expenses	53,202	—	971	54,173

Income from operations	3,070	—	(1,503)	1,567
Interest income	405	—	—	405
Loss in equity investees	(35)	—	(49)	(84)
Foreign currency exchange gain	20	—	—	20
Other income	1	—	—	1
Minority interest	(62)	—	15	(47)

Income before income taxes	3,399	—	(1,537)	1,862
Provision for income taxes	(69)	—	(131)	(200)

Net income	$3,330	$—	$(1,668)	$1,662

Net income per share:
Basic	$0.08	$—	$(0.04)	$0.04

Diluted	$0.08	$—	$(0.04)	$0.04

Shares used in computing net income per share:
Basic	39,733,775	—	—	39,733,775

Diluted	43,643,296	—	13,486	43,656,782

Comprehensive income:
Net income	$3,330	$—	$(1,668)	$1,662
Translation adjustment	(88)	—	155	67

Comprehensive income	$3,242	$—	$(1,513)	$1,729

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Consolidated Statement of Operations

	Six Months Ended June 30, 2003
	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenues	$41,974	$—	$(303)	$41,671

Costs and expenses:
Cost of revenues	—	17,915	—	17,915
Sales and marketing	25,967	(16,617)	263	9,613
Product and technology development	8,316	(1,612)	128	6,832
General and administrative	5,891	305	242	6,438
Amortization of acquired intangible assets	—	9	—	9

Total costs and expenses	40,174	—	633	40,807

Income from operations	1,800	—	(936)	864
Interest income	130	—	—	130
Income (loss) in equity investees	67	—	(291)	(224)

Income before income taxes	1,997	—	(1,227)	770
Provision for income taxes	(7)	—	—	(7)

Net income	$1,990	$—	$(1,227)	$763

Net income per share:
Basic	$0.06	$—	$(0.04)	$0.02

Diluted	$0.06	$—	$(0.04)	$0.02

Shares used in computing net income per share:
Basic	31,525,905	—	—	31,525,905

Diluted	33,138,530	—	18,012	33,156,542

Comprehensive income:
Net income	$1,990	$—	$(1,227)	$763
Translation adjustment	63	—	597	660

Comprehensive income	$2,053	$—	$(630)	$1,423

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

The following table sets forth selected consolidated statement of cash flows data for Autobytel, showing previously reported amounts and restated amounts for the six months ended June 30, 2004:

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash flows from operating activities:
Net income	$3,330	$1,662	$1,990	$763
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,788	801	1,228	672
Amortization of capitalized internal use software	—	540	—	541
Amortization of acquired intangible assets	—	418	—	15
Provision for (recovery of) bad debt	(240)	(240)	314	314
Provision for customer credits	584	584	1,294	1,294
Loss on disposal of property and equipment	20	20		—
Stock-based compensation	—	—	51	51
(Income) loss in equity investees	35	84	(67)	224
Minority interest	62	47	—	—
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts Receivable	(1,457)	(1,243)	(2,289)	(2,148)
Prepaid expenses and other current assets	(722)	(423)	1,536	1,895
Other assets	13	13	23	23
Accounts payable	1,082	1,637	449	639
Accrued expenses	(1,639)	(1,362)	(1,022)	(1,047)
Deferred revenues	(594)	(524)	66	208
Customer deposits	—	—	(76)	(76)
Accrued domestic restructuring	(90)	(90)	(126)	(126)
Accrued international licensee liabilities	(1,541)	(1,541)	—	—
Other current liabilities	60	307	24	153

Net cash provided by operating activities	691	690	3,395	3,395

Cashflows from investing activities:
Acquisitions of businesses, net of cash acquired	(20,630)	(20,631)	(4,952)	(4,952)
Sales and maturities of short-term and long-term investments	3,991	17,991	—	—
Purchases of short-term and long-term investments	(18,000)	(39,500)	—	—
Redemption of long-term investments	9,000	9,000	—	—
Consolidation of Autobytel.Europe cash balance	10,425	—	—	—
Restricted cash	—	2,038	—	28
Purchases of property and equipment	(923)	(923)	(145)	(145)

Net cash used in investing activities	(16,137)	(32,025)	(5,097)	(5,069)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cashflows from financing activities:
Payments of capital lease obligations	$(225)	$(225)	$(8)	$(8)
Net proceeds from sale of common stock	3,657	3,657	25,809	25,809

Net cash provided by financing activities	3,432	3,432	25,801	25,801

Effect of exchange rates on cash	(164)	—	63	63

Net increase (decrease) in cash and cash equivalents	(12,178)	(27,903)	24,162	24,190
Cash and cash equivalents, beginning of period	51,643	45,643	27,571	27,543

Cash and cash equivalents, end of period	$39,465	$17,740	$51,733	$51,733

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$69	$69	$7	$7

Cash paid (refunded) during the period for interest	$(1)	$(1)	$2	$2

The following describes restatement items which affects the consolidated financial statements for the three and six months ended June 30, 2004 and 2003.

Unapplied credits

•	Credits issued to certain inactive customers were inappropriately recognized as revenue during the four fiscal quarters ended March 31, 2004. As a result, Autobytel decreased lead fees for the six months ended June 30, 2004 and for the three months and six months ended June 30, 2003. Other current liabilities increased at June 30, 2004 and December 31, 2003, respectively.

•	Credits issued to customers were inappropriately reversed and recognized as reduction of operating expenses during 2002 and the fourth fiscal quarter of 2003, in connection with the cessation of operations of certain subsidiaries. As a result, Autobytel increased other current liabilities at June 30, 2004 and December 31, 2003.

Stale dated checks

•	Certain checks issued by Autobytel and its subsidiaries that were outstanding longer than 180 days were voided. The corresponding obligations were inappropriately derecognized and recorded as an increase in revenue or a reduction in expenses primarily during the three months ended June 30, 2003. As a result, Autobytel increased other current liabilities at June 30, 2004 and December 31, 2003.

Multiple element arrangements

•	Certain revenue from a multiple element arrangement was inappropriately recognized upon completion of the services in 2002, the first, second, third and fourth fiscal quarters of 2003 and the first and second fiscal quarters of 2004. Autobytel determined that such revenue should be recognized over the period of the license agreement. As a result, Autobytel increased deferred revenue at June 30, 2004 and December 31, 2003.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Delivery of purchase requests

•	Certain revenue generated from the delivery of purchase requests for vehicles were inappropriately recognized. Autobytel determined that these revenues should not be recognized because collectibility cannot be reasonably assured and the amount is not fixed or determinable and that such revenue should be recorded when Autobytel receives payment. As a result, Autobytel decreased accounts receivable at June 30, 2004 and December 31, 2003

Advertising

•	Advertising credits earned by Autobytel’s customers were not recorded as a reduction of advertising revenue in the period earned by the customer and delivery or payment of these credits in subsequent periods were inappropriately recorded as a decrease in advertising revenue. As a result, Autobytel increased deferred revenue at June 30, 2004 and December 31, 2003.

•	Advertising revenue was not recognized in the period when earned and as a result deferred website advertising revenue was overstated at June 30, 2004. As a result, Autobytel increased advertising revenue for the three months and six months ended June 30, 2004. Additionally, deferred revenue decreased at June 30, 2004.

•	Inappropriate recognition of revenue in the second fiscal quarter of 2004 for advertising services. Autobytel determined that these revenues should not be recognized due to insufficient evidence that an arrangement exists and collectibility cannot be reasonably assured. As a result, Autobytel decreased advertising revenue for the three months and six months ended June 30, 2004 and decreased accounts receivable at June 30, 2004

Accrued expenses

•	Expense provisions for our participation at an annual trade show were inappropriately recorded throughout annual fiscal periods preceding Autobytel’s attendance at the trade show in the first fiscal quarter of the following annual fiscal period. As a result, Autobytel increased prepaid expenses and other current assets and decreased accrued expenses at June 30, 2004 and December 31, 2003.

•	Autobytel recorded an accrual for advertising costs in 2002 that was subsequently derecognized and recorded as a reduction of expenses in the first fiscal quarter of 2004. Autobytel determined that the liability should not have been recorded, and no amounts have been paid. As a result, Autobytel increased sales and marketing expense for the six months ended June 30, 2004. Additionally, accounts payable decreased at December 31, 2003.

•	Franchise tax expense was under-estimated in the first, second, third and fourth fiscal quarters of 2003 and over-estimated in the first and second fiscal quarters of 2004. As a result, Autobytel increased general and administrative expenses for the three months and six months ended June 30, 2003, and decreased them for the three months and six months ended June 30, 2004. Additionally, accrued expenses increased at June 30, 2004 and December 31, 2003.

•	Autobytel recorded accruals for subscription costs during the first, second and third fiscal quarters of 2003 that were subsequently derecognized and recorded as a reduction of expense in the first fiscal quarter of 2004. Autobytel determined that the liability should not have been recorded, and no amounts have been paid. As a result, Autobytel decreased sales and marketing expense for the three months and six months ended June 30, 2003 and increased it for the six months ended June 30, 2004. Additionally, accounts payable at December 31, 2003 decreased.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

•	In the second fiscal quarter of 2002, there was an excess accrual for medical costs that was inappropriately derecognized with a corresponding reduction of online advertising costs in the third fiscal quarter of 2003 and a reduction of compensation costs in first fiscal quarter of 2004. As a result, Autobytel decreased general and administrative expenses for the three months and six months ended June 30, 2003 and sales and marketing, product and technology development and general and administrative expenses increased for the six months ended June 30, 2004. Additionally, accounts payable at December 31, 2003 decreased.

•	In the second fiscal quarter of 2003, there was a lack of provision for certain services rendered by purchase request providers that were recorded in the third fiscal quarter of 2003. As a result, Autobytel increased sales and marketing expense for the three months and six months ended June 30, 2003.

•	Accrued liabilities associated with two inactive vendors were prematurely derecognized and recorded as a reduction of expenses in the first fiscal quarter of 2004. As a result, Autobytel increased sales and marketing, product and technology development and general and administrative expenses for the six months ended June 30, 2004. Additionally, accounts payable at June 30, 2004 increased.

Commission expense

•	Autobytel recorded an accrual for commission expense in 2002. Autobytel determined that the liability should not have been recorded, and no amounts have been paid. As a result, Autobytel decreased accrued expenses at December 31, 2003.

•	The accrual for commissions expense was incorrectly calculated during the six fiscal quarters ended June 30, 2004. As a result, Autobytel decreased accrued expenses at June 30, 2004 and December 31, 2003.

Accrued bonus

•	In the second fiscal quarter of 2003, there was a lack of provision for annual employee cash bonus compensation that was recorded in the third fiscal quarter of 2003. As a result, Autobytel increased sales and marketing, product and technology development and general and administrative expenses for the three months and six months ended June 30, 2003.

Equity investment

•	Autobytel.Europe recognized certain licensing revenue in the second fiscal quarter of 2004. In November 2004, Autobytel.Europe determined that the licensee did not have to pay the license fee and derecognized the revenues. Autobytel determined that this revenue was inappropriately recognized when collectibility cannot be reasonably assured. As a result, Autobytel decreased data, application and other revenue and minority interest for the three months and six months ended June 30, 2004.

•	Autobytel inappropriately applied the equity method in accounting for its investment in Autobytel.Europe. As a result, the investment in equity investee and foreign currency translation adjustment in stockholders equity increased in 2003.

•	A series of loans made by Autobytel.Europe was inappropriately recorded at cost instead of net realizable value. As a result, Autobytel increased the loss in equity investee and comprehensive income for the six months ended June 30, 2004 and decreased investment in equity investee, minority interest and accumulated other comprehensive income at June 30, 2004.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Other

•	In the second fiscal quarter of 2003, an excess accrual for lease abandonment was inappropriately derecognized with a corresponding reduction of miscellaneous expense. As a result, Autobytel increased general and administrative expenses for the three months and six months ended June 30, 2003. The cumulative impact of this adjustment decreased beginning accumulated deficit at January 1, 2002.

•	Lead fees were not recognized in the period when earned. As a result, Autobytel increased lead fee revenue for the three months and six months ended June 30, 2003.

•	Autobytel inappropriately recognized as revenue certain delivery of purchase requests to two customers during the four fiscal quarters ended June 30, 2004. As a result, Autobytel decreased lead fees for the three months and six months ended June 30, 2004, respectively. Additionally, other current liabilities increased at June 30, 2004 and December 31, 2003.

•	Lead fees earned in 1999, 2000, and 2001 were inappropriately recognized in the second quarter of 2003. As a result, Autobytel decreased lead fees for the three and six months ended June 30, 2003.

•	Autobytel recognized CRM services revenue for iManager, a CRM product that was combined with the sale of purchase requests. Autobytel cannot determine the fair value of the CRM product in a reliable, verifiable and objective manner and determined that the CRM service revenue should be reclassified as lead fees. As a result, Autobytel decreased CRM services revenue and increased lead fees revenue.

•	Autobytel.Europe recognized certain licensing revenue from 2003 through the second fiscal quarter of 2004. In November 2004, Autobytel.Europe determined that the licensee did not have to pay the license fee and derecognized the revenues. Autobytel determined that this revenue was inappropriately recognized when collectibility cannot be reasonably assured. As a result, Autobytel decreased data, application and other revenue and minority interest. In the second fiscal quarter of 2003 an excess accrual for lease abandonment was inappropriately derecognized with a corresponding reduction of miscellaneous expense. As a result, Autobytel increased general and administrative expenses for the three months and six months ended June 30, 2003. The cumulative impact of this adjustment increased beginning accumulated deficit at January 1, 2002.

•	State income tax expense was under-estimated in the first and second fiscal quarters of 2004. As a result, Autobytel increased the provision for income taxes for the three months and six months ended June 30, 2004. Additionally, accrued expenses at June 30, 2004 increased.

•	The estimation of customer relationship intangible assets related to the acquisition of Stoneage Corporation incorrectly included revenues from Autobytel in estimating future cash flows for major customers. As a result, customer relationship intangible assets were overstated and goodwill was understated at the date of the Stoneage acquisition. Additionally, the amortization of acquired intangible assets was overstated for the three months and six months ended June 30, 2004.

•	The common stock value for the shares issued for the acquisitions of iDriveonline, Inc. and Stoneage Corporation was inappropriately calculated. As a result, Autobytel increased goodwill and additional paid-in capital as of June 30, 2004.

•	The shares used in computing diluted net income per share inappropriately excluded the weighted average effect of awards to be issued under the employee stock purchase plan for the three months and six months ended June 30, 2004 and 2003. As a result, Autobytel increased the number of shares used in computing diluted net income per share.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

•	Certain held-to-maturity investments were inappropriately classified as long-term investments when the contractual maturity is to occur within the next fiscal year. As a result, Autobytel increased short-term investments and decreased long-term investments as of June 30, 2004.

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

On March 31, 2004, Autobytel adopted the provisions of FIN 46R and determined it was the primary beneficiary of Autobytel.Europe. As a result, beginning March 2004, Autobytel consolidated in its financial statements. As of June 30, 2004, the assets and liabilities of Autobytel.Europe were as follows:

As of June 30, 2004
Cash and cash equivalents	$8,225
Other current assets	93
Non-current assets	1
Current liabilities	(235)
Minority Interest	(4,123)

Autobytel’s investment in Autobytel.Europe	$3,961

Autobytel.Europe’s revenue and expenses are included in Autobytel’s consolidated results of operations beginning April 1, 2004.

5. Acquisitions

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Acquisition of iDriveonline, Inc.

On April 9, 2004, Autobytel acquired all of the outstanding common stock of iDriveonline, Inc. (iDriveonline), now Retention Performance Marketing, Inc., a provider of customer loyalty and retention marketing programs for the automotive industry, in exchange for cash and common stock. The acquisition combines iDriveonline’s leading applications, including an online prospecting and retention tool, enhanced data and segmentation tools, and improved dealer reporting capabilities with Autobytel’s existing customer retention product. Through this acquisition, Autobytel gained a meaningful presence in the automotive CRM marketplace. This is consistent with Autobytel’s strategy of diversifying its revenue streams. These factors contributed to a purchase price in excess of fair value of iDriveonline’s net tangible and intangible assets acquired, and as a result, Autobytel has recorded goodwill in connection with the transaction. The acquisition has been accounted for using the purchase method of accounting.

The aggregate purchase price was $12,168 and consisted of $5,021 in cash, 474,501 shares of common stock valued at $6,775 and transaction costs of $372. The value of the stock issued was determined based on the average market price of Autobytel’s common stock for the two days before through the day after the date of the announcement of the acquisition. The final purchase price was allocated to the underlying net tangible and intangible assets based on their respective estimated fair values on the acquisition date as follows:

Purchase price:
Cash	$5,021
Common stock (474,501 shares at $14.28 per share)	6,775
Transaction costs incurred by Autobytel	372

Total purchase price	$12,168

Allocation of purchase price:
Assets:
Cash	$266
Accounts receivable	542
Other current assets	48
Non-current assets	60
Goodwill	11,422
Intangible assets	600
Liabilities:
Current liabilities	(770)

Total purchase price	$12,168

The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill in the amount of $11,422. The amount of goodwill is subject to adjustment as additional information regarding the estimated fair value of the net tangible and intangible assets becomes available. Goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes. Intangible assets acquired consist of customer relationships and are amortized over an estimated useful life of three years. To estimate the fair value of the customer relationships, an income approach was used with a discount rate of 28%, which included an analysis of future cash flows and risks associated with achieving such cash flows.

iDriveonline’s financial position and results of operations from the date of acquisition on April 9, 2004 have been included in the accompanying consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Acquisition of Stoneage Corporation

On April 15, 2004, Autobytel acquired all of the outstanding common stock of Stoneage Corporation (Stoneage), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site. The acquisition is anticipated to expand Autobytel’s market share of new car buyers, increase the number of purchase requests processed through Autobytel in 2004, and add retail and enterprise dealer relationships to Autobytel. The acquisition will also add the Car.com finance request business to Autobytel. These factors contributed to a purchase price in excess of fair value of the net tangible and intangible assets acquired from Stoneage Corporation, and as a result, Autobytel has recorded goodwill in connection with this transaction. The acquisition may modestly benefit Autobytel’s advertising business by adding the Car.com automotive portal to Autobytel’s advertising network of sites.

Under the terms of the agreement, former Stoneage shareholders received 2,257,733 shares of Autobytel common stock and $15,251 in cash, subject to a post closing purchase price adjustment. In June 2004, the final purchase price adjustment was determined and resulted in Autobytel’s obligation to issue 47,511 additional shares of common stock. As of June 30, 2004, a $711 liability was recorded to reflect this obligation, using the value described below. The acquisition has been accounted for using the purchase method of accounting.

The aggregate purchase price was $50,767 and consisted of $15,251 in cash and 2,305,244 shares of common stock valued at $34,480 and transaction costs of $1,036. The value of the stock issued was determined based on the average market price of Autobytel’s common stock for the two days before and the date of the announcement/consummation of the acquisition. The final purchase price was allocated to the net tangible and intangible assets based on their respective estimated fair values on the acquisition date as follows:

Purchase price:
Cash	$15,251
Common stock (2,305,244 shares at $14.97 per share)	34,480
Transaction costs incurred by Autobytel	1,036

Total purchase price	$50,767

Allocation of purchase price:
Assets:
Cash	$599
Accounts receivable	4,584
Other current assets	1,045
Non-current assets	888
Goodwill	42,834
Intangible assets	4,275
Liabilities:
Current liabilities	(3,232)
Non-current liabilities	(226)

Total purchase price	$50,767

The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill in the amount of $42,834. The amount of goodwill is subject to adjustment as additional information regarding the estimated fair value of the net tangible and intangible assets becomes

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

available. Goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes. Intangible assets acquired consist of customer relationships which are amortized over an estimated useful life of three years and the Car.com domain name which is amortized over an estimated useful life of five years. To estimate the fair value of the customer relationships, an income approach was used with a discount rate of 27% which included an analysis of future cash flows and risks associated with achieving such cash flows. To estimate the fair value of the Car.com domain name, a market approach was used utilizing historical costs to acquire in 2002 and an adjustment factor of 70%.

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

	(Restated)		(Restated)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenue	$32,541	$27,846	$65,129	$54,916
Net income	$1,844	$267	$2,921	$1,246
Net income per share:
Basic	$0.04	$0.01	$0.07	$0.04
Diluted	$0.04	$0.01	$0.06	$0.03

6. Acquired Intangible Assets

Acquired intangible assets recorded as a part of the AVV, iDriveonline and Stoneage acquisitions are amortized over their estimated useful lives and consist of the following:

	As of June 30, 2004
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	2 years	$220	$(80)	$140
Customer relationships (restated)	3 years	4,375	(414)	3,961
Domain name	5 years	700	(29)	671

Total (restated)		$5,295	$(523)	$4,772

	As of December 31, 2003
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	3 years	$220	$(43)	$177
Customer relationships	2 years	200	(62)	138

Total		$420	$(105)	$315

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Amortization expense related to intangible assets was $373 and $418 for the three months and six months ended June 30, 2004, respectively, and $15 for the three months and six months ended June 30, 2003. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
Six months ending December 31, 2004	$830
2005	$1,645
2006	$1,579
2007	$537
2008	$140
2009	$41

7. Goodwill

In accordance with SFAS No. 142, goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. In June 2004, Autobytel performed an annual impairment test of goodwill and concluded that goodwill was not impaired. In April 2004, Autobytel acquired Stoneage and iDriveonline and recorded goodwill of $42,834 and $11,422, respectively.

In future periods, if goodwill is determined to be impaired, Autobytel will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings. The following summarizes the balance of goodwill:

	As of
	June 30, 2004	December 31, 2003
	(Restated)
Autoweb	$8,367	$8,367
AVV	8,463	8,463
Stoneage	42,834	—
iDriveonline	11,422	—

	$71,086	$16,830

8. Commitments and Contingencies

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. Autobytel has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful and for Autobytel to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. It is anticipated that any potential financial obligation of Autobytel to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Therefore, Autobytel does not expect that the settlement will involve any payment by Autobytel. The settlement agreement has not yet been executed. The settlement agreement is subject to approval by the court, which cannot be assured. Autobytel cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on Autobytel’s results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful and for Autoweb to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Therefore, Autoweb does not expect that the settlement will involve any payment by

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

Autoweb. The settlement agreement has not yet been executed. The settlement agreement is subject to approval by the court, which cannot be assured. Autobytel cannot determine whether or when a settlement will occur or be finalized and whether the outcome of the litigation will have a material impact on Autobytel’s results of operations, financial condition or cash flows in any future period.

Autobytel has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred, therefore, no amounts have been recorded in the accompanying financial statements.

From time to time, Autobytel is involved in other litigation matters relating to claims arising out of the ordinary course of business. Autobytel believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on Autobytel’s business, results of operations, financial condition and cash flows.

9. Accrued Domestic Restructuring Liability

In 2002, Autobytel recorded a total of $769 for charges related to the restructuring of Autobytel’s operations to reduce costs and enhance efficiencies. The charges included severance costs affecting approximately 15% of Autobytel’s employees in sales, marketing and information technology, and Autobytel’s lease obligation on the vacant portion of office facilities in Westborough, Massachusetts.

As of June 30, 2004, the remaining accrued domestic restructuring liabilities related to the 2002 restructuring charges for Autobytel’s lease obligation on the vacant portion of office facilities in Westborough, Massachusetts were $168. As of the original filing, Autobytel expected the remaining charges to be paid in 2004. Autobytel expects the remaining charges to be paid in 2005. The remaining accrued domestic restructuring liabilities related to the 2002 charges as of June 30, 2004 were as follows:

	As of December 31, 2003	Cash Payments	As of June 30, 2004
Lease obligation	$258	$(90)	$168

10. Related Party Transactions

Consulting Agreement

Autobytel and Robert Grimes, a current director and a former Executive Vice President of Autobytel, are parties to a consulting services agreement dated April 1, 2000. The agreement was extended through September 30, 2004 and then on a month to month basis until notice of termination by either party. During the term of the consulting agreement, Mr. Grimes will receive $50 per year payable on a monthly basis and a $2.5 monthly office expense allowance. These costs are included in product and technology development expenses in the consolidated statements of operations. Mr. Grimes will make himself available to the executive officers of Autobytel for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships. Autobytel may terminate the agreement upon Mr. Grimes’ breach of contract. If Mr. Grimes’ agreement is terminated without breach, Mr. Grimes is entitled to either a pro rated or a lump sum payment equal to the salary that would have been received by Mr. Grimes if he had remained a consultant for the remaining balance of the term. In the event of death or disability, Autobytel will pay to Mr. Grimes or his successors and assigns the amount that Mr. Grimes would have received for the remainder of the term of the agreement. Through April 30, 2003, Mr. Grimes was entitled to participate in all of Autobytel’s employee welfare benefit plans at Autobytel’s expense.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(unaudited)

11. Subsequent Event

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” below in this Quarterly Report on Form 10-Q/A.

The following discussion and analysis gives effect to the restatements described above in the Explanatory Note to this Form 10-Q/A and in Note 3 to our consolidated financial statements. Accordingly, some of the data set forth in this section is not comparable to discussions and data in our previously filed annual and quarterly reports for the corresponding periods.

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

In the second quarter of 2004, we incurred approximately $1.0 million in costs related to the integration of the iDriveonline and Stoneage acquisitions primarily for transition salaries, severance, retention bonuses and travel. We expect to incur an additional $1.0 million in integration related costs in the second half of 2004, a majority of which is anticipated to be incurred in the third quarter of 2004. These costs are included in sales and marketing expenses, product and technology development expenses, and general and administrative expenses in the consolidated statements of operations. We expect most of the remaining costs to be related to the integration of technology.

As of June 30, 2004, we had $46.2 million in domestic cash, cash equivalents, and short-term and long-term investments.

We generated $0.1 million in cash from operations in the second quarter of 2004. Autobytel.Europe used $2.0 million of cash in operations in the second quarter of 2004. Cash used in operations by Autobytel.Europe was for $1.5 million in payments to Autobytel.Europe licensees, $0.3 million in payments to former shareholders for amounts due under agreements entered into in March 2002 and $0.2 million in other operating costs. For the six months ended June 30, 2004, we generated $0.7 million in cash from operations. We expect to continue generating cash from operations for the remainder of 2004.

In the second quarter of 2004, we added approximately 1,000 retail dealer relationships, of which, approximately 900 were Car.com dealer relationships. We also added approximately 400 CRM customer relationships, of which, approximately 200 were iDriveonline CRM customer relationships. We expect to continue to add retail dealer and CRM customer relationships for the remainder of 2004.

As of June 30, 2004, our lead referral dealer relationships consisted of approximately 6,500 retail dealer relationships (including 109 suspended dealers), relationships with major dealer groups representing approximately 600 enterprise dealer relationships, and six direct relationships encompassing 17 brands with automotive manufacturers or their automotive buying service affiliates representing up to approximately 22,800 enterprise dealer relationships. As of March 31, 2004, our lead referral dealer relationships consisted of approximately 5,500 retail dealer relationships (including 104 suspended dealers), relationships with major dealer groups representing approximately 580 enterprise dealer relationships, and four direct relationships encompassing 15 brands with automotive manufacturers or their automotive buying service affiliates representing up to approximately 18,200 enterprise dealer relationships As of June 30, 2004, the CRM customer relationships consisted of approximately 2,690 WebControl and approximately 680 RPM customer relationships. As of March 31, 2004, the CRM customer relationships consisted of approximately 2,540 WebControl and approximately 450 RPM customer relationships. As an example of how we calculate these relationships, a dealer that subscribes to the Autobytel.com new car program and the Autoweb.com new car program accounts for two retail dealer relationships, and a dealer that subscribes to our WebControl product and RPM program accounts for two CRM customer relationships. As a further example, a dealer group that owns three different franchises and that subscribes to the Autoweb.com new car program for all such franchises accounts for three retail dealer relationships. WebControl customer relationships are accounted for based on the number of customers using WebControl, rather than the number of franchises owned by a given customer. We no longer include iManager product relationships within CRM customer relationships, as we are offering dealers who use iManager the opportunity to migrate to WebControl. Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests or performance of services has been suspended. The number of dealer and customer relationships as of June 30, 2004 and March 31, 2004 referred to above was determined in conformity with the methodology described above.

On March 31, 2004, we adopted the provisions of FIN 46R and determined we were the primary beneficiary of Autobytel.Europe. As a result of this adoption, we consolidated in our financial statements at June 30, 2004, approximately $8.2 million in cash and cash equivalents, $0.1 million in other assets, $0.2 million in liabilities and $4.1 million representing the 51% ownership in Autobytel.Europe belonging to Autobytel.Europe’s other shareholder.

We conduct our business within one business segment, which is defined as providing automotive marketing services.

We classified our revenue presentation to better align reported numbers and metrics with internal operational measures and to provide increased understanding and transparency for investors. Prior to January 1, 2004, we had reported revenues as program fees, enterprise sales, advertising and other products and services. Amounts for 2003 have been reclassified to conform to the 2004 presentation. There was no impact on total revenue as a result of the reclassification.

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

Generally, our dealer contracts have terms ranging from 90 days to one year and are terminable on 30 days’ notice by either party. As of June 30, 2004, a major manufacturer in our program accounted for up to approximately 9,800 enterprise dealer relationships. This program with a major manufacturer automatically extends in one-month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. We intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers.

Beginning April 15, 2004, lead fees also include fees paid by retail dealers, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. Customers participating in our Car.com finance referral network pay ongoing monthly subscription fees or transaction fees based on the number of finance requests provided to them each month. The fees are recognized in the period service is provided.

For the three months ended June 30, 2004 and 2003, lead fees were $21.8 million and $16.1 million, or 70% and 75% of total revenues, respectively. We expect to derive a majority of our revenues in the foreseeable future from retail dealers, enterprise dealers and automotive manufacturers who participate in our online car buying referral networks.

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

Revenues from advertising were $3.2 million and $2.9 million in the second quarter of 2004 and 2003, or 10% and 14% of total revenues, respectively. With further selling of our advertising inventory, an increase in Internet advertising spending by automotive manufacturers and the acquisition of Stoneage in April 2004, we anticipate that our advertising revenues in 2004 will increase compared to 2003.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of Retention Performance Marketing (RPM) and iDriveonline, our customer loyalty and retention marketing programs, WebControl System (WebControl), our customer lead management product, and Automotive Download Services (ADS), our data extraction service. CRM services include fees from WebControl and ADS beginning on June 4, 2003, and fees from dealers using the iDriveonline program beginning on April 9, 2004. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $5.0 million and $1.3 million, or 16% and 6% of total revenues, in the second quarter of 2004 and 2003, respectively. We expect to develop new RPM product technology in 2005.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. Revenues from data, applications and other were $1.2 million for both the second quarters of 2004 and 2003, or 4% and 5% of total revenues, in the second quarters of 2004 and 2003, respectively. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect revenues from data, applications and other to decline in 2004 compared to 2003.

Effective with the filing of this Amendment on Form 10-Q/A, we modified our statement of operations presentation to better align reported results with internal operational measures and to provide increased understanding and transparency for investors. Operating expenses are now classified as cost of revenues, sales and marketing, product and technology development, general and administrative, and amortization of acquired intangible assets. Cost of revenues contain costs previously classified as sales and marketing, including traffic acquisition and related compensation costs, printing, production and postage for our customer loyalty and retention program, and fees paid to third parties for data and content included on our properties. Cost of revenues also contain costs previously classified as product and technology development including connectivity costs, technology license fees, amortization of acquired technology, amortization of internally developed technology, fees paid to third parties for data and content included on our properties, and server equipment depreciation. Other costs which have been reclassified are: (1) bad debt expense, which was previously classified as sales and marketing expense, is now classified as general and administrative expense, and (2) credit balances of customers, which were previously classified as accounts receivable, are now classified as other current liabilities.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended June 30, (Restated)		Six Months Ended June 30, (Restated)
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%

Costs and expenses:
Cost of revenues	41	43	42	43
Sales and marketing	23	22	23	23
Product and technology development	18	17	18	17
General and administrative	15	16	14	15
Amortization of acquired intangible assets	—	—	—	—

Total costs and expenses	97	98	97	98

Income from operations	3	2	3	2
Other income (expense)	1	(1)	—	—

Income before income taxes	4	1	3	2
Provision for income taxes	—	—	—	—

Net income	4%	1%	3%	2%

Revenues by groups of similar services are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Lead fees	$21,772	$16,128	$38,964	$31,538
Advertising	3,165	2,944	6,267	5,711
CRM services	4,951	1,307	7,960	1,952
Data, applications and other	1,234	1,150	2,549	2,470

Total revenues	$31,122	$21,529	$55,740	$41,671

Three Months Ended June 30, 2004 (Restated) Compared to Three Months Ended June 30, 2003 (Restated)

Revenues. Our revenues increased by $9.6 million, or 45%, to $31.1 million in the second quarter of 2004 compared to $21.5 million in the second quarter of 2003. The increase was due to growth in lead fees, CRM services and advertising, coupled with the benefit of WebControl and ADS for a full quarter. As a result of the acquisitions of iDriveonline and Stoneage on April 9, 2004 and April 15, 2004, respectively, revenues include $1.4 million from dealers using iDriveonline’s customer loyalty and retention marketing programs and $5.2 million from dealers using Stoneage services in the second quarter of 2004.

Lead Fees. Lead fees increased by $5.6 million, or 35%, to $21.8 million in the second quarter of 2004 compared to $16.1 million in the second quarter of 2003. The increase was due to the delivery of an additional 0.3 million purchase requests to our retail and enterprise dealers and 0.1 million in finance requests delivered to dealers, finance request intermediaries, and automotive finance companies in the second quarter of 2004 when compared to the second quarter of 2003. The increase in purchase requests was primarily delivered to Car.com retail and enterprise dealers. We expect lead fees to increase in 2004 compared to 2003 as we have added retail and enterprise dealers, including Car.com retail and enterprise dealers. We also expect to increase the number of purchase requests we send to our dealers. We also believe that we may be able to increase fees paid per purchase request.

Advertising. Advertising revenue increased by $0.2 million, or 8%, to $3.2 million in the second quarter of 2004 compared to $2.9 million in the second quarter of 2003. The increase was primarily due to higher spending by automotive manufacturers and additional web site advertising sales to Car.com customers. With further selling of our available advertising inventory, an increase in Internet advertising spending by automotive manufacturers and the acquisition of Stoneage in April 2004, we expect our advertising revenues to increase in 2004 compared to 2003.

CRM Services. CRM services increased by $3.6 million, or 279%, to $5.0 million in the second quarter of 2004 compared to $1.3 million in the second quarter of 2003. The increase was due to an increase in RPM revenues, higher fees from iDriveonline’s customer loyalty and retention marketing programs and fees from WebControl and ADS. We expect revenues from our CRM services to increase in 2004 compared to 2003 due to an increase in RPM revenues, the addition of iDriveonline dealers in April 2004 and the benefit of WebControl and ADS for a full year.

Data, Applications and Other. Revenues from data, applications and other in the second quarter of 2004 were relatively flat when compared to the second quarter of 2003. We expect data, applications and other to decline in 2004 compared to 2003.

Cost of Revenues. Cost of revenues consists of traffic acquisition costs (“TAC”) and other cost of revenues. TAC consists of payments made to our internet purchase providers, including internet portals and online automotive information providers. Other cost of revenues consists of printing, production, and postage for our customer loyalty and retention programs, fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

Cost of revenues increased by $3.6 million or 39% to $12.9 million in the three months ended June 30, 2004 compared to $9.3 million in the three months ended June 30, 2003. This represents 41% and 43% of total revenues for the second quarter of 2004 and 2003, respectively. The increase was due to a $2.6 million increase in the costs of purchase and finance requests acquired from third parties, a $0.6 million increase in printing, production, and postage costs for our customer loyalty and retention program, a $0.2 million increase in data content and license fees, a $0.1 million increase in personnel and related costs and a $0.1 million increase in the amortization of acquired technology. The increase in purchase request and finance request costs was primarily due to the increased delivery of purchase requests and finance requests as a result of the acquisition of Stoneage. The increase in printing, production and postage costs and data content and license fees, were due to the increase in our RPM business and the acquisitions of Stoneage and iDriveonline. The increase in personnel and related costs and the amortization of acquired technology was partially a result of the acquisitions of Stoneage and iDriveonline.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, web site advertising sales, and dealer training and support. Sales and marketing expense increased by $2.2 million, or 47%, to $7.0 million in the second quarter of 2004 compared to $4.8 million in the second quarter of 2003. This represents 23% and 22% of total revenues for the second quarter of 2004 and 2003, respectively. The increase was due to a $1.7 million increase in costs associated with sales and customer relationship maintenance and a $0.5 million increase in traditional advertising expenses. The increase in sales and customer relationship maintenance and traditional advertising expenses was partially a result of the acquisition of Stoneage and iDriveonline. We expect our sales and marketing expenses as a percentage of revenues to slightly decline in 2004 compared to 2003.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, costs related to data and technology development and amortization of software development costs. Product and technology development expense increased by $1.7 million, or 46%, to $5.5 million in the second quarter of 2004 compared to $3.7 million in the second quarter of 2003. This represents 18% and 17% of total revenues for the second quarter of 2004 and 2003, respectively. The increase was due to higher personnel and related costs of $1.5 million and a $0.2 million increase in telephone and connectivity costs related to our voice and data communications. The higher personnel and related costs is associated with the increase in headcount, largely from the acquisitions of iDriveonline and Stoneage. Also included in this increase are integration related expenses, such as transition salaries, severance and retention bonuses. We expect our product and technology development expenses as a percentage of revenues to slightly decline in 2004 compared to 2003.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $1.1 million, or 33%, to $4.5 million in the second quarter of 2004 compared to $3.4 million in the second quarter of 2003. This represents 15% and 16% of total revenues for the second quarter of 2004 and 2003, respectively. The increase was primarily due to $0.9 million in higher compensation and related costs and an increase in headcount, $0.1 million in severance costs associated with the separation of an employee from us, a $0.4 million increase in public company expenses related to compliance with the Sarbanes-Oxley Act, a $0.3 million increase in other professional fees, and $0.3 million related to an abandoned acquisition. These increases were offset by $0.4 million charged to rent expense in the second quarter of 2003 related to the relocation of our AIC operations from Westborough, Massachusetts to our corporate office, a $0.4 million reduction in the estimated provision for bad debt and a $0.1 million decrease in other expenses. We expect our general and administrative expenses as a percentage of revenues to remain flat in 2004 compared to 2003.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and Stoneage acquisitions. Amortization of acquired intangible assets increased by $0.3 million in the second quarter of 2004 compared to the second quarter of 2003. The increase was primarily due to the acquisitions of iDriveonline and Stoneage.

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

Loss in Equity Investee. Loss in equity investee in the second quarter of 2003 represents our share of loss in Autobytel.Europe prior to the adoption of FIN 46R.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes. In the preparation of our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. A nominal provision for alternative minimum federal income taxes has been recorded as we generated taxable losses through December 31, 2002 and had nominal taxable income for the year ended December 31, 2003, which will be partially offset by net operating loss carryforwards. Our net operating loss carryforwards expire in various years through 2022. We also have federal and state research tax credit carryforwards that expire in various years through 2022. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the carryforwards before utilization. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. At the end of each reporting period, we evaluate whether it is more likely than not that our deferred tax assets are not realizable. While we believe that such deferred tax assets are not realizable at June 30, 2004, our assessment may change in future periods if we generate positive operating results and such adjustment would impact our provision for income taxes in the period of such change.

Six Months Ended June 30, 2004 (Restated) Compared to Six Months Ended June 30, 2003 (Restated)

Revenues. Our revenues increased by $14.1 million, or 34%, to $55.7 million in the six months ended June 30, 2004 compared to $41.7 million for the same period in 2003. The increase was due to growth in lead fees, CRM services and advertising, coupled with the benefit of WebControl and ADS for a full six months. As a result of the acquisitions of iDriveonline and Stoneage, revenues include $1.4 million from dealers using iDriveonline’s customer loyalty and retention marketing programs and $5.2 million from dealers using Stoneage services in the six months ended June 30, 2004.

Lead Fees. Lead fees increased by $7.4 million, or 24%, to $39.0 million in the six months ended June 30, 2004 compared to $31.5 million for the same period in 2003. The increase was due to the delivery of an additional 0.4 million purchase requests to our retail and enterprise dealers and 0.1 million finance requests delivered to dealers, finance request intermediaries, and automotive finance companies in the six months ended June 30, 2004 when compared to the same period in 2003. The increase in purchase requests was primarily delivered to Car.com retail and enterprise dealers. We expect lead fees to increase in 2004 compared to 2003 as we have added retail and enterprise dealers, including Car.com retail and enterprise dealers. We also expect to increase the number of purchase requests we send to our dealers. We believe that we may be able to increase fees paid per purchase request.

Advertising. Advertising revenue increased by $0.6 million, or 10%, to $6.3 million in the six months ended June 30, 2004 compared to $5.7 million for the same period in 2003. The increase was primarily due to higher spending by automotive manufacturers and the additional web site advertising sales to Car.com customers. With further selling of our available advertising inventory, an increase in Internet advertising spending by automotive manufacturers and the acquisition of Stoneage in April 2004, we expect our advertising revenues to increase in 2004 compared to 2003.

CRM Services. CRM services increased by $6.0 million, or 308%, to $8.0 million in the six months ended June 30, 2004 compared to $2.0 million for the same period in 2003. The increase was due to an increase in RPM revenues, higher fees from iDriveonline’s customer loyalty and retention marketing programs and fees from

WebControl products and ADS services. We expect revenues from our CRM services to increase in 2004 compared to 2003 due to an increase in RPM revenues, the addition of iDriveonline dealers in April 2004 and the benefit of WebControl and ADS for a full year.

Data, Applications and Other. Revenues from data, applications and other in the six months ended June 30, 2004 remained relatively flat when compared to the same period in 2003. We expect data, applications and other to decline in 2004 compared to 2003.

Cost of Revenues. Cost of revenues consists of traffic acquisition costs (“TAC”) and other cost of revenues. TAC consists of payments made to our internet purchase providers, including internet portals and online automotive information providers. Other cost of revenues consists of printing, production, and postage for our customer loyalty and retention programs, fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

Cost of revenues increased by $5.5 million or 31% to $23.4 million in the six months ended June 30, 2004 compared to $17.9 million in the six months ended June 30, 2003. This represents 42% and 43% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The increase was due to a $3.7 million increase in the costs of purchase and finance requests acquired from third parties, a $0.9 million increase in printing, production, and postage costs for our customer loyalty and retention program, a $0.3 million increase in data content and license fees, a $0.2 million in hosting and internet connectivity charges, a $0.2 million in compensation costs, a $0.1 million increase in depreciation and a $0.1 million increase in the amortization of acquired technology. The increase in purchase request and finance request costs was primarily due to the increased delivery of purchase requests and finance requests, primarily as a result of the acquisition of Stoneage. The increase in printing, production and postage costs and data content and license fees were due to the increase in our RPM business and the acquisitions of Stoneage and iDriveonline. The increase in amortization of acquired technology was a result of the acquisitions of Stoneage and iDriveonline.

Sales and Marketing. Sales and marketing expense increased by $3.5 million, or 36%, to $13.1 million in the six months ended June 30, 2004 compared to $9.6 million for the same period in 2003. This represents 23% of total revenues for both the six months ended June 30, 2004 and 2003. The increase was due to a $2.7 million increase in costs associated with sales and customer relationship maintenance, a $0.7 million increase in traditional advertising expenses, and a $0.1 million increase in other marketing costs. The increase in sales and customer relationship maintenance, traditional advertising expenses, and other marketing costs was partially a result of the acquisition of Stoneage and iDriveonline. We expect our sales and marketing expenses as a percentage of revenues to slightly decline in 2004 compared to 2003.

Product and Technology Development. Product and technology development expense increased by $3.0 million, or 44%, to $9.8 million in the six months ended June 30, 2004 compared to $6.8 million for the same period in 2003. This represents 18% and 17% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The increase was due to higher personnel and related costs of $2.7 million and a $0.3 million increase in telephone costs related to our voice communications. The higher personnel and related costs is associated with the increase in headcount, largely from the acquisition of iDriveonline and Stoneage. Also included in this increase are integration related expenses, such as transition salaries, severance and retention bonuses. We expect our product and technology development expenses as a percentage of revenues to slightly decline in 2004 compared to 2003.

General and Administrative. General and administrative expense increased by $1.1 million, or 17%, to $7.5 million in the six months ended June 30, 2004 compared to $6.4 million for the same period in 2003. This represents 14% and 15% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The increase was due to $1.2 million in higher compensation and related costs and an increase in headcount, $0.1 million in severance costs associated with the separation of an employee from us, a $0.5 million increase in public company expenses primarily related to compliance with the Sarbanes-Oxley Act, a $0.2 million increase in other professional fees, and $0.3 million related to an abandoned acquisition. These increases were offset by a $0.5 million reduction in the estimated provision for bad debt, a $0.4 million charged to rent expense in 2003 related to the relocation of our AIC operations from Westborough, Massachusetts to our corporate office, a $0.2 million decrease in legal fees and a $0.1 million decrease in insurance costs. We expect our general and administrative expenses as a percentage of revenues to remain flat in 2004 compared to 2003.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and Stoneage acquisitions. Amortization of acquired intangible assets increased by $0.3 million for the six months ended June 30, 2004 compared to the same period in 2003. The increase was primarily due to the acquisitions of iDriveonline and Stoneage.

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

Loss in Equity Investee. Loss in equity investee in the six months ended June 30, 2004 and 2003 represents our share of income in Autobytel.Europe prior to the adoption of FIN 46R.

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

Liquidity and Capital Resources

Our domestic cash, cash equivalents and short-term and long-term investments totaled $46.2 million as of June 30, 2004, a decrease of $18.0 million in the second quarter of 2004 primarily due to the acquisitions of Stoneage and iDriveonline in April 2004. As of June 30, 2004, we had $17.7 million in domestic cash and cash equivalents. As of June 30, 2004, restricted international cash and cash equivalents held by Autobytel.Europe were $8.2 million for use as directed by Autobytel.Europe. Restricted international cash and cash equivalents decreased by $2.2 million in the second quarter of 2004 primarily due to payments made in April 2004 by Autobytel.Europe aggregating $1.5 million to Autobytel.Europe licensees and $0.4 million to former shareholders for amounts due under agreements entered into in March 2002. Restricted international cash and cash equivalents are not available to us.

Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2004 compared to $3.4 million for the same period in 2003. Net cash provided by operating activities for the six months ended

June 30, 2004 resulted from net income for the period before non-cash charges and an increase in accounts payable, partially offset by an increase in accounts receivable, prepaid expenses and other current assets coupled with a decrease in accrued expenses, deferred revenues and accrued international licensee liabilities. A $1.2 million increase in accounts receivable was due to higher billing as a result of increased revenues. A $0.4 million increase in prepaid expenses and other current assets was primarily due to the payment of insurance premiums during the first half of 2004, offset by the amortization of the insurance premiums. A $1.4 million decrease in accrued expenses was primarily due to the payout of accrued compensation costs in the first half of 2004. A $0.5 million decrease in deferred revenue is primarily due to revenue recognized for our services provided to Stoneage dealers that were billed prior to the acquisition of Stoneage and international license fees for the first half of 2004 that were billed in December 31, 2003. A $1.5 million decrease in accrued international licensee liabilities was due to payments made in April 2004 by Autobytel.Europe to Autobytel.Europe licensees for amounts due under agreements entered into in March 2002.

Net cash provided by operating activities for the six months ended June 30, 2003 primarily resulted from the net income for the period before non-cash charges, a decrease in prepaid expenses and other current assets and an increase in accounts payable, partially offset by a decrease in accrued expenses and an increase in accounts receivable. The $1.9 million decrease in prepaid expenses and other current assets was primarily due to the amortization of prepaid fees related to a marketing agreement, our participation at an annual trade show held in the first quarter of 2003 and the settlement of escrow funds. A $1.0 million decrease in accrued expenses was primarily due to the payout of accrued compensation costs in the first quarter of 2003. The $2.1 million increase in accounts receivable was due to higher billing as a result of increased revenues and significant accounts with certain customers which were collected subsequent to June 30, 2003.

Net cash used in investing activities was $32.0 million for the six months ended June 30, 2004 and $5.1 million for the same period in 2003. Cash used in investing activities in the six months ended June 30, 2004 was related to the acquisitions of Stoneage and iDriveonline, net purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities and purchases of property and equipment, offset by the change in Autobytel.Europe’s cash balance. Cash used in investing activities in 2003 was related to the acquisition of AVV and the purchase of property and equipment.

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

We estimate and record allowances for potential bad debts and customer credits based on our historical bad debt and customer credit experience, which is consistent with our past practice.

The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated allowance for bad debts are recorded as an increase in operating expenses. Reductions in the estimated allowance for bad debts are recorded as a decrease in operating expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts and have no impact on operating expenses.

The allowance for customer credits is our estimate of adjustments for services that do not meet our customers’ perceived expectations. Additions to the estimated allowance for customer credits are recorded as a reduction in revenues. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits and have no impact on revenues.

During the three months and six months ended June 30, 2004, we added $0.2 million and $0.3 million, respectively, to our domestic allowances for bad debts and customer credits. Also during the three months and six months ended June 30, 2004, we wrote-off $0.7 million and $1.3 million, respectively, from our previously established allowances for bad debts and customer credits. The write-offs had no impact on our revenues or operating expenses. As of June 30, 2004, our estimated allowances for domestic bad debts and customer credits have declined to $0.8 million, or 5% of gross accounts receivable from $1.3 million, or 11%, of gross accounts receivable, as of March 31, 2004 and from $1.8 million, or 13%, of gross accounts receivable as of December 31, 2003. We have experienced improvement in the collectibility of our accounts receivable due to vigorous collection efforts and improved quality of our products and services.

With the adoption of FIN 46R on March 31, 2004, we consolidated Autobytel.Europe into our financial statements. As of March 31, 2004, Autobytel.Europe had an estimated allowance for bad debt of $0.8 million. In the second quarter of 2004, Autobytel.Europe wrote-off the majority of the estimated bad debt allowance balance which had no impact on Autobytel.Europe’s or our operating expenses.

If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional estimated allowances for bad debts and customer credits may be required and the impact on our business, results of operations or financial condition could be material.

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

Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q/A, the following additional factors may affect our future results.

We have only been profitable from the fourth quarter of 2002 through the fourth quarter of 2004 and otherwise have a history of net losses. We incurred a loss in the first quarter of 2005 and cannot assure that we will be profitable in the future. If we are unable to achieve profitability in the future and we lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002 and have achieved profitability from the fourth quarter of 2002 through the fourth quarter of 2004. We incurred a loss in the first quarter of 2005, primarily because of the costs related to the restatements of our financial statements and the internal review related to those restatements. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $152.5 million as of June 30, 2004 and $154.2 million as of December 31, 2003.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in emerging and rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve and sustain profitability, we must, among other things:

•	generate increased vehicle buyer traffic to our Web sites,

•	successfully introduce new products and services,

•	continue to send new and used vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees,

•	expand the number of dealers in our networks and enhance the quality of dealers,

•	sustain and expand our relationships with automotive manufacturers,

•	identify and successfully consummate and integrate acquisitions,

•	respond to competitive developments,

•	maintain a high degree of customer satisfaction,

•	provide secure and easy to use Web sites for customers,

•	increase visibility of our brand names,

•	defend and enforce our intellectual property rights,

•	design and implement effective internal controls systems,

•	continue to attract, retain and motivate qualified personnel and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will be profitable in the future.

Our internal controls and procedures need to be improved.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In making its assessment of internal control over financial reporting as of December 31, 2004, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2004, and these material weaknesses led to the restatement of our consolidated financial statements for the full 2002 fiscal year, the first, second, and third fiscal quarters of 2003, the full 2003 fiscal year and the first and second fiscal quarters of 2004. The material weaknesses relate to the lack of (1) effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements, and (2) an effective control environment based on criteria established in the Internal Control—Integrated Framework. Because of these material weaknesses, management was unable to conclude that we maintained effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control—Integrated Framework. Further, the material weaknesses identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse affect on our ability to operate our business. Please see the Autobytel Inc. Management Report On Internal Control Over Financial Reporting set forth in our Annual Report on Form 10-K for the period ended December 31, 2004 for more information regarding the measures we have commenced to implement, and which we intend to implement during the course of 2005, which are designed to remediate the deficiencies in our internal controls described in the Autobytel Inc. Management’s Report On Internal Control Over Financial Reporting. The costs of remediating such deficiencies in our internal controls will adversely affect our financial condition and results of operations. In addition, even after the remedial measures discussed in the Autobytel Inc. Management Report On Internal Control Over Financial Reporting are fully implemented, our internal controls will not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

The impact of ongoing purported class action and derivative litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our consolidated financial statements and the potential liability from any such litigation or regulatory action could harm our business.

We recently restated our consolidated financial statements for the full 2002 fiscal year, the first, second and third fiscal quarters of 2003, the full fiscal 2003 fiscal year and the first and second fiscal quarters of 2004. We, and certain of our present directors and present and former officers, are defendants in certain purported class action litigations pending in the United States District Court for the Central District of California. The claims were brought on behalf of our stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims in all of these purported class actions are virtually identical, and purport to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that we misrepresented and omitted material facts with respect to our financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint seeks unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees.

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. Additional lawsuits asserting the same or similar claims may be filed as well. We intend to defend the claims vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on our results of operations and financial condition.

In addition, our directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principals and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees.

We intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations and financial condition.

As a result of the restatements of our consolidated financial statements described above, we could become subject to additional purported class action, derivative, or other securities litigation. In addition, regulatory agencies, such as the Securities and Exchange Commission, could commence an investigation relating to the restatement of our consolidated financial statements. As of the date hereof, we are not aware of any additional litigation or investigation having been commenced against us related to these matters, but we cannot predict whether any such litigation or regulatory investigation will be commenced or, if it is, the outcome of any such litigation or investigation. If any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed. The initiation of any additional securities litigation, together with the lawsuits described above, may also harm our business and financial condition.

Until the existing purported class action and derivative litigation or any additional litigation or regulatory investigation is resolved, it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further harmed.

We will incur substantial expenses in connection with ongoing purported class action and derivative litigation and possible related regulatory investigations which will materially and adversely affect our financial condition, results of operations, and cash flows.

We will incur substantial expenses in connection with purported class action and derivative litigation and possible related regulatory investigations in connection with the restatement of our consolidated financial statements, including substantial fees for attorneys and other professional advisors. We are also obligated to indemnify our current and former officers and current directors named as defendants in such actions. These expenses, to the extent not covered by available insurance, will materially and adversely affect our financial condition, results of operations, and cash flows.

We will incur substantial expenses relating to remediation of material weaknesses in our internal controls identified in our internal review, which will materially and adversely affect our financial condition, results of operations, and cash flows.

We will incur substantial expenses relating to the remediation of material weaknesses in our internal controls identified in our internal review. These expenses will materially and adversely affect our financial condition, results of operations, and cash flows.

Our failure to comply with certain conditions required for our common stock to be listed on The Nasdaq National Market could result in the delisting of our common stock from The Nasdaq National Market.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, and certain required restatements of our financial statements for prior periods, from November 2004 to May 2005 we were not in full compliance with Nasdaq Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934, as amended. We are required to comply with Nasdaq Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on The Nasdaq National Market.

We have requested and received from a Nasdaq Listing Qualifications Panel (the “Panel”) several extensions within which to comply with Nasdaq Marketplace Rule 4310(c)(14). Recently, on April 7, 2005, we received an extension to the deadline to come into full compliance with Nasdaq Marketplace Rule 4310(c)(14) to May 15, 2005, which deadline was subsequently extended by the Panel to May 31, 2005. The Panel’s decision to continue the listing of our shares on The Nasdaq National Market was subject to the condition that we file, on or before May 31, 2005, our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, and certain required restatements of our financial statements for prior periods. We have now complied with this condition. In addition, our continued listing is conditioned on us timely filing all periodic reports with the Securities and Exchange Commission and The Nasdaq Stock Market for all reporting periods ending on or before December 31, 2006. The filing of a Form 12b-25 extension request will not result in an automatic extension of these filing deadlines.

On May 20, 2005, we received notice from The Nasdaq Stock Market that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) has called for a review of the Panel’s April 7, 2005 decision. We have until June 20, 2005 to submit information for the Listing Council’s consideration. We cannot give any assurances as to what actions the Listing Council may take, but such actions could include delisting our shares from The Nasdaq National Market. We cannot provide any assurance that our shares will not be delisted as a result of the Listing Council review process. In addition, if we are unable to comply with the conditions for continued listing required by the Panel, then our shares of common stock are subject to immediate delisting from The Nasdaq National Market. If our shares of common stock are delisted from The Nasdaq National Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market. If our common stock is no longer traded through a market system, it may not be liquid, which could affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. We intend to appeal any decision to delist our shares from The Nasdaq National Market, but cannot provide any assurance that our appeal will be successful. Any such appeal will not stay the decision to delist our shares.

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

This report contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth above and elsewhere in this Quarterly Report on Form 10-Q/A. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q/A.

Item 4. Controls and Procedures

As more fully described in the Explanatory Note of this Amendment to Quarterly Report on Form 10-Q/A and in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we have restated our financial statements for the full 2002 fiscal year, the first, second, and third fiscal quarters of 2003, the full 2003 fiscal year, and the first and second fiscal quarters of 2004.

As described more fully in our Management’s Report On Internal Control Over Financial Reporting set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment identified internal control deficiencies that individually or collectively are indicative of a material weakness in our internal control over financial reporting. Management currently is implementing certain remedial measures identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, and intends to implement the remaining remedial measures during the course of 2005. While this implementation is underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. While we are implementing changes to our controls environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective to address the internal control deficiencies identified in Management’s Report On Internal Control Over Financial Reporting. Please see Part I, Item 2. “Management’s Discussion and Analysis—Risk Factors—Our internal controls and procedures need to be improved.”

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our then current Chief Executive Officer and our then current Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. At the time of the initial filing of the Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2004, based upon that evaluation, our then current Chief Executive Officer and our then current Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in the periodic filings that we make with the Securities and Exchange Commission. In light of the internal control deficiencies referenced in the Management’s Report On Internal Control Over Financial Reporting, our now current Chief Executive Officer and our now current Chief Financial Officer believe that, as of the period covered by this report, our disclosure controls and procedures were not effective in alerting our management, including our principal executive officer and principal financial officer, to material information required to included in our periodic reports filed with the Securities and Exchange Commission. However, our Chief Executive Officer and our Chief Financial Officer, believe that the remedial measures described Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, when implemented, will be designed to address the internal control deficiencies described in the Management’s Report On Internal Control Over Financial Reporting and should allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.

As of the end of the period covered by this report there were no changes in internal control over financial reporting that occurred during the last fiscal quarter of such period that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

(a) The stockholders reelected the three nominees for Autobytel’s board of directors:

Director	For	Withheld Authority
Jeffrey H. Coats	32,746,628	1,542,283
Michael J. Fuchs	32,732,751	1,556,160
Robert S. Grimes	32,936,577	1,352,334

The term of office as director for Mark N. Kaplan, Richard A. Post, Mark R. Ross and Jeffrey A. Schwartz continued after the meeting.

(b) The stockholders approved the Autobytel Inc. 2004 Restricted Stock and Option Plan.

For	Against	Abstain	Broker Non-Votes
17,289,657	8,715,655	150,273	8,133,326

(c) The stockholders approved the appointment of PricewaterhouseCoopers LLP as independent public auditors for fiscal 2004.

For	Against	Abstain
32,841,769	1,424,035	23,107

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	**	Acquisition Agreement, dated as of April 15, 2004, among Autobytel Inc., Autobytel Bedrock Corp., Stoneage Corporation and current and former shareholders of Stoneage Corporation is incorporated herein by reference to Exhibit 2.1 of the Form 8-K/A filed with the Securities and Exchange Commission on June 28, 2004 (the “Form 8-K/A”).

10.2	**	Acquisition Agreement, dated as of April 7, 2004, among Autobytel Inc., Autobytel Lonestar Corp., iDriveonline, Inc. and shareholders of iDriveonline, Inc. is incorporated herein by reference to Exhibit 2.2 of the Form 8-K/A.

31.1		Chief Executive Officer Section 302 Certification of Periodic Report, dated May 31, 2005.

31.2		Chief Financial Officer Section 302 Certification of Periodic Report, dated May 31, 2005.

32.1		Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 31, 2005.

**	Previously filed with original report

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

AUTOBYTEL INC.

By:	/S/ MICHAEL SCHMIDT
Michael Schmidt Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: May 31, 2005

EXHIBIT INDEX

Exhibit Number
10.1	**	Acquisition Agreement, dated as of April 15, 2004, among Autobytel Inc., Autobytel Bedrock Corp., Stoneage Corporation and current and former shareholders of Stoneage Corporation is incorporated herein by reference to Exhibit 2.1 of the Form 8-K/A filed with the Securities and Exchange Commission on June 28, 2004 (the “Form 8-K/A”).

10.2	**	Acquisition Agreement, dated as of April 7, 2004, among Autobytel Inc., Autobytel Lonestar Corp., iDriveonline, Inc. and shareholders of iDriveonline, Inc. is incorporated herein by reference to Exhibit 2.2 of the Form 8-K/A.

31.1		Chief Executive Officer Section 302 Certification of Periodic Report, dated May 31, 2005.

31.2		Chief Financial Officer Section 302 Certification of Periodic Report, dated May 31, 2005.

32.1		Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 31, 2005.

**	Previously filed with original report