Form 10-Q
period 2004-09-30
AUTOBYTEL  INC
filed 2005-05-31
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of April 30, 2005, there were 41,905,848 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

In addition to providing financial and other information for our fiscal quarter ended September 30, 2004, we are filing this Quarterly Report on Form 10-Q to restate our consolidated financial statements for the fiscal quarter ended September 30, 2003, as discussed in Note 3 to our consolidated financial statements. Our previously released financial statements for this period should not be relied upon.

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

The Audit Committee of our Board of Directors, with the assistance of independent counsel and independent forensic accountants engaged by such independent counsel, undertook a seven-month internal review of the facts giving rise to the restatements described herein and our accounting policies and procedures related thereto. Independent counsel to the Audit Committee concluded that of the 31 items reviewed in the course of the internal investigation that were ultimately determined to have been improperly accounted for and that are the subject of the restatement of our financial statements, 26 of those items were the result of error or mistake and not the result of intentional conduct or fraud. With respect to the credits issued to customers that were inappropriately reversed and recognized as revenue and the outstanding checks issued by us that were voided and the corresponding obligations inappropriately reversed and recorded as an increase in revenue or a reduction of expenses, while there were some facts that may have supported different inferences, independent counsel could not conclude that the unapplied credit and stale check items were the result of intentional conduct for an improper or illegal purpose. With respect to the failure to make certain accruals in the second fiscal quarter of 2003, as well as the reversal of accruals for certain bonuses in the third and fourth fiscal quarters of 2002 (see description below), while inferences may be drawn from the facts, based on the evidence reviewed, independent counsel could not conclude that such accounting treatment was the result of intentional conduct for an improper or illegal purpose. Independent counsel to the Audit Committee also found that former senior management did not set an appropriate tone at the top that was conducive of an effective control environment. In addition, our financial staff undertook a review of the basis on which we document and prepare our financial statements under generally accepted accounting principles. The aggregate impact of all of the identified inappropriate accounting items and errors on our balance sheet is a reduction of $0.8 million in our stockholders’ equity at June 30, 2004, and the net impact on our statements of operations over the period from January 1, 2002 through June 30, 2004 is a reduction of net income of $3.1 million, of which $1.7 million impacted the first six months of 2004.

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

The restatement of the consolidated financial statements for the third fiscal quarter of 2003 are reflected in this Quarterly Report on Form 10-Q, and principally make adjustments relating to the items set forth below, in addition to the adjustments related to customer credits and outstanding checks described above.

Revenue adjustments:

•	Certain revenue generated from the delivery of purchase requests for vehicles was inappropriately recognized in the first, second, third and fourth fiscal quarters of 2003 and the first and second fiscal quarters of 2004;

•	Advertising credits earned by customers in the first, second, third and fourth fiscal quarters of 2003 and the first and second fiscal quarters of 2004 were not recorded as a reduction of advertising revenue in the period earned by the customers and delivery or payment of these credits in subsequent periods was inappropriately recorded as a decrease in advertising revenue;

•	Inappropriate classification of revenue between lead fees and customer relationship management services revenue in the first, second, third and fourth fiscal quarters of 2003 and the first and second fiscal quarters of 2004;

•	Website advertising revenue earned in the first and second fiscal quarters of 2004 that was not recognized in such periods;

•	Inappropriate recognition of revenue in the second fiscal quarter of 2004 for advertising services;

•	Lead fees earned in the second fiscal quarter of 2003 were inappropriately recognized in the third fiscal quarter 2003;

•	Inappropriate recognition of revenue during the four fiscal quarters ended June 30, 2004 relating to delivery of purchase requests to two customers;

•	Inappropriate recognition of certain revenue from a multiple element arrangement in 2002, the first, second, third and fourth fiscal quarters of 2003 and the first and second fiscal quarters of 2004;

•	Website advertising revenue in 2002 was inappropriately recognized prior to the delivery of services in 2003; and

•	Lead fees earned in 1999, 2000, and 2001 were inappropriately recognized in the second fiscal quarter of 2003.

Expense adjustments:

•	Credits issued to customers that were inappropriately reversed and recorded as a reduction of sales and marketing expense during 2002 and the fourth fiscal quarter of 2003 in connection with the cessation of operations of certain subsidiaries;

•	Expense provisions for our participation at an annual trade show that were inappropriately recorded throughout the annual fiscal period preceding the first fiscal quarter of the following annual fiscal period in which the trade show took place;

•	Inappropriate accrual of advertising costs in 2002 that was derecognized and recorded as a reduction of advertising expense in the first fiscal quarter of 2004;

•	Franchise tax expense was underestimated in the first, second, third and fourth fiscal quarters of 2003 and over-estimated in the first and second fiscal quarters of 2004;

•	Inappropriate accruals of subscription costs in the first, second and third fiscal quarters of 2003 that were subsequently derecognized and recorded as a reduction of sales and marketing expense in the first fiscal quarter of 2004;

•	Excess accrual of medical costs that should have been derecognized in the second fiscal quarter of 2002, but which was inappropriately derecognized and partially recorded as a reduction of online advertising costs in the third fiscal quarter of 2003, with the remaining excess recorded as a reduction of compensation costs in the first fiscal quarter of 2004;

•	Expenses inappropriately recorded in the third fiscal quarter of 2003 associated with services rendered in the second fiscal quarter of 2003;

•	Accrued liabilities that were prematurely derecognized and recorded as a reduction of expenses in the first fiscal quarter of 2004;

•	Inappropriate accrual of commissions expense in 2002 and the six fiscal quarters ended June 30, 2004;

•	Inappropriate excess accrual of commissions expense in the first fiscal quarter of 2003 that was derecognized and recorded as a reduction of commissions expense in the first fiscal quarter of 2004;

•	Excess accrual for lease abandonment that was inappropriately derecognized in the second fiscal quarter of 2003; and

•	State income tax expenses were not recorded during the first and second fiscal quarters of 2004. The state tax expenses relate to two states where subsidiaries operate on a profitable basis;

•	In the second fiscal quarter of 2003, there was a lack of provision for annual employee cash bonus compensation which was recorded in the third fiscal quarter of 2003;

•	Purchase price for an acquisition which took place in 2004 was inappropriately allocated to certain intangible assets instead of goodwill;

•	The equity method of accounting was inappropriately applied for our investment in Autobytel.Europe; and

•	A series of loans made by Autobytel.Europe was inappropriately recorded at cost instead of net realizable value.

The restatements of the consolidated financial statements for the full 2002 and 2003 fiscal years are reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”). The restatement of the consolidated financial statements for the first fiscal quarter of 2004 is reflected in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “March 10-Q”), and the restatements of the consolidated financial statements for the second fiscal quarter of 2003 and the second fiscal quarter of 2004 are reflected in an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the “10-Q/A”).

Concurrently with the filing of this Quarterly Report on Form 10-Q, we are filing with the SEC the Form 10-K, the March 10-Q, and the 10-Q/A. No amendments have been made to our Annual Reports on Form 10-K for the fiscal years 2002 or 2003, or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, or March 31, 2004, as all relevant changes have been reflected in this Quarterly Report on Form 10-Q, the Form 10-Q/A, the March 10-Q, and the Form 10-K. Our previously filed Annual Reports on Form 10-K for the fiscal years ended 2002 and 2003, and our previously filed Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2002, June 30, 2002, September 30, 2002, March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, and June 30, 2004 should not be relied upon.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2004	December 31, 2003
		(restated)
ASSETS
Current assets:
Domestic cash and cash equivalents	$20,133	$45,643
Restricted international cash and cash equivalents (Note 4.)	8,131	—
Short-term investments	19,500	9,991
Accounts receivable, net of allowances for bad debts and customer credits of $1,012 and $1,764, respectively	17,319	11,335
Prepaid expenses and other current assets	2,617	1,140

Total current assets	67,700	68,109
Long-term investments	9,000	6,000
Property and equipment, net	3,252	2,138
Capitalized internal use software, net	339	1,024
Investment in equity investee (Note 4.)	—	3,938
Goodwill	70,697	16,830
Acquired intangible assets, net	4,694	315
Other assets	117	155

Total assets	$155,799	$98,509

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,107	$3,741
Accrued expenses	6,459	4,595
Current portion of deferred revenues	4,048	4,216
Accrued domestic restructuring	121	258
Other current liabilities	1,839	1,517

Total current liabilities	17,574	14,327
Long-term deferred revenue	11	178

Total liabilities	17,585	14,505
Minority interest (Note 4.)	4,084	—

Commitments and contingencies (Note 8.)

Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,808,517 and 37,786,767 shares issued and outstanding, respectively	42	38
Additional paid-in capital	281,789	236,544
Accumulated other comprehensive income	1,626	1,620
Accumulated deficit	(149,327)	(154,198)

Total stockholders’ equity	134,130	84,004

Total liabilities, minority interest and stockholders’ equity	$155,799	$98,509

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues	$32,453	$22,772	$88,193	$64,443

Costs and expenses:
Cost of revenues	13,049	8,703	36,465	26,618
Sales and marketing	6,333	5,223	19,416	14,836
Product and technology development	5,115	4,368	14,925	11,200
General and administrative	4,411	2,721	11,944	9,159
Amortization of acquired intangible assets	451	26	782	35

Total costs and expenses	29,359	21,041	83,532	61,848

Income from operations	3,094	1,731	4,661	2,595
Interest income	244	74	649	204
Income (loss) in equity investee	—	29	(84)	(195)
Foreign currency exchange gain	—	10	20	10
Other expense	(10)	—	(9)	—
Minority interest	(27)	—	(74)	—

Income before income taxes	3,301	1,844	5,163	2,614
Provision for income taxes	(92)	(1)	(292)	(8)

Net income	$3,209	$1,843	$4,871	$2,606

Net income per share:
Basic	$0.08	$0.05	$0.12	$0.08

Diluted	$0.07	$0.05	$0.11	$0.07

Shares used in computing net income per share:
Basic	41,757,703	37,212,616	40,413,342	33,442,305

Diluted	44,300,265	40,933,384	43,917,425	36,079,233

Comprehensive income:
Net income	$3,209	$1,843	$4,871	$2,606
Translation adjustment	(61)	(440)	6	220

Comprehensive income	$3,148	$1,403	$4,877	$2,826

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
		(restated)
Cash flows from operating activities:
Net income	$4,871	$2,606
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,216	1,029
Amortization of capitalized internal use software	685	811
Amortization of acquired intangible assets	923	60
Provision for bad debt	154	349
Provision for customer credits	1,231	1,273
Impairment of acquired intangible assets	173	—
Loss on disposal of property and equipment	20	—
Stock based compensation	—	51
Loss in equity investee	84	195
Minority interest	74	—
Changes in assets and liabilities, excluding the effect of acquisitions and consolidation of Autobytel.Europe:
Accounts receivable	(2,240)	(1,984)
Prepaid expenses and other current assets	(477)	2,382
Other assets	17	23
Accounts payable	(395)	771
Accrued expenses	(973)	(607)
Deferred revenues	(616)	(147)
Accrued domestic restructuring	(137)	(173)
Accrued international licensee liabilities	(1,541)	—
Other current liabilities	236	59

Net cash provided by operating activities	3,305	6,698

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(20,631)	(4,952)
Maturities of short-term investments	17,991	—
Purchases of short-term and long-term investments	(42,500)	—
Redemptions of long-term investments	12,000	—
Changes in restricted cash and cash equivalents	2,005	28
Return of investment in Autobytel.Europe	—	2,152
Purchases of property and equipment	(1,449)	(703)

Net cash used in investing activities	(32,584)	(3,475)

Cash flows from financing activities:
Payments of capital lease obligations	(225)	(32)
Net proceeds from sale of common stock	3,994	28,150

Net cash provided by financing activities	3,769	28,118

Effect of exchange rates on cash	—	40

Net increase (decrease) in cash and cash equivalents	(25,510)	31,381
Cash and cash equivalents, beginning of period	45,643	27,543

Cash and cash equivalents, end of period	$20,133	$58,924

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$84	$8

Cash paid during the period for interest	$9	$5

Supplemental disclosure of non-cash investing activities:

•	In June 2003, in conjunction with the acquisition of AVV, Inc., assets of $10,191 were acquired (including $173 of property and equipment acquired under capital leases), liabilities of $1,023 were assumed and 711,109 shares of common stock valued at $4,316 were issued. (See Note 5.)

•	In March 2004, Autobytel consolidated Autobytel.Europe due to the adoption of FIN 46R. As a result of this adoption, Autobytel recorded $10,459 (including $10,425 of restricted international cash and cash equivalents) in assets, $2,300 in liabilities and $4,161 in minority interest. (See Note 4.)

•	In April 2004, in conjunction with the acquisition of iDriveonline, Inc., tangible and intangible assets of $12,672 were acquired, liabilities of $770 were assumed and 474,501 shares of common stock valued at $6,775 were issued. (See Note 5.)

•	In April 2004, in conjunction with the acquisition of Stoneage Corporation, tangible and intangible assets of $53,715 were acquired (including $149 of property and equipment acquired under capital leases), liabilities of $3,547 were assumed and 2,257,733 shares of common stock valued at $33,770 were issued. Additionally, based on the determination of the Stoneage Corporation final purchase price allocation, 47,511 additional shares of common stock valued at $710 were issued in July 2004. (See Note 5.)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(unaudited)

1. Organization and Operations of Autobytel

Autobytel Inc. (Autobytel) is an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. Autobytel provides products and programs to automotive dealers and manufacturers to help them increase marketing efficiency and reduce customer acquisition costs. Autobytel owns and operates the automotive Web sites Autobytel.com, Autoweb.com, Car.com, CarSmart.com and Autosite.com. Autobytel is also a leading provider of customer relationship management (CRM) products and programs, which consist of lead management products, customer loyalty and retention marketing programs, and data extraction services for dealers. Autobytel is also a provider of automotive marketing data and technology.

Autobytel is a Delaware corporation incorporated on May 17, 1996. Its principal corporate offices are located in Irvine, California. Autobytel completed an initial public offering in March 1999 and its common stock is listed on the Nasdaq National Market under the symbol ABTLE.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements as of September 30, 2004, and for the three months and nine months ended September 30, 2004 and 2003, are unaudited. The accompanying consolidated financial statements as of December 31, 2003 and for the three months and nine months ended September 30, 2003 have been restated (see Note 3). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

Although Autobytel believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2004 included in Autobytel’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 31, 2005.

Principles of Consolidation

Investments in entities which Autobytel has the ability to exercise significant influence, but not control, are accounted for using the equity method. On March 31, 2004, Autobytel adopted FIN 46R and determined it was the primary beneficiary of Autobytel.Europe LLC (Autobytel.Europe). As a result of adopting FIN46R, Autobytel consolidated Autobytel.Europe in its consolidated financial statements. Autobytel owns 49% of Autobytel.Europe. (See Note 4.)

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

(Amounts in thousands, except per share data)

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

Restricted Cash and Cash Equivalents

Restricted international cash and cash equivalents represent amounts held by Autobytel.Europe for use as directed by Autobytel.Europe and are not available to Autobytel.

Short-Term and Long-Term Investments

Autobytel categorized its debt securities as either held-to-maturity or available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All held-to-maturity securities with remaining maturities of less than one year are classified as short-term investments and all held-to-maturity securities with remaining maturities greater than one year are classified as long-term investments and are reported at amortized cost. Autobytel categorized auction rate securities as available-for-sale short-term investments. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the three months and nine months ended September 30, 2004 and 2003. The cost of securities sold is based on the specific identification method.

Autobytel reviews its investments in debt securities for potential impairment on a regular basis. As part of the evaluation process, Autobytel considers the credit ratings of these securities and Autobytel’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated improvement of the investee financial condition. Autobytel will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. For the three months and nine months ended September 30, 2004 and 2003, Autobytel did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt securities.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

As of September 30, 2004 and December 31, 2003, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
September 30, 2004:

Short-term investments, available for sale:
Auction rate securities	$13,500	$13,500	$—	$—
Short-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	5,985	—	15

	19,500	19,485	—	15
Long-term investments, held-to-maturity:
Government sponsored agency bonds	$9,000	$8,955	$—	$45

Total as of September 30, 2004	$28,500	$28,440	$—	$60

December 31, 2003:

Short-term investments, available for sale:
Auction rate securities	$6,000	$6,000	$—	$—
Short-term investments, held-to-maturity:
Commercial paper	3,991	3,991	—	—

	9,991	9,991	—	—
Long-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	6,020	20	—

Total as of December 31, 2003	$15,991	$16,011	$20	$—

The following represents the contractual maturities of investments as of September 30, 2004:

Amortized Cost Basis
Due within one year	$6,000
Due after one through five years	9,000
Due after five years	13,500

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

(Amounts in thousands, except per share data)

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

Based upon Autobytel’s re-evaluation of these securities, Autobytel has reclassified as short-term investments auction rate securities previously classified as cash equivalents for each of the periods presented in the accompanying consolidated balance sheets. This resulted in a $6,000 reclassification from cash and cash equivalents to short-term investments at December 31, 2003.

Revenues

Autobytel classifies revenues as lead fees, advertising, customer relationship management (CRM) services, and data, applications and other.

Revenues by groups of similar services are as follows for the three and nine months ended September 30, 2005 and 2004, respectively (all amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues:
Lead fees	$22,414	$16,094	$61,378	$47,632
Advertising	3,551	2,719	9,818	8,430
CRM services	5,382	2,483	13,342	4,435
Data, applications and other	1,106	1,476	3,655	3,946

Total revenues	$32,453	$22,772	$88,193	$64,443

Computation of Basic and Diluted Net Income per share

Net income per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted. Basic net income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock options net of shares of common stock assumed to be repurchased by the company from the exercise proceeds.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Numerator:
Net income	$3,209	$1,843	$4,871	$2,606

Denominator:
Weighted average common shares and denominator for basic calculation	41,757,703	37,212,616	40,413,342	33,442,305
Weighted average effect of dilutive securities:
Employee stock options	2,542,562	3,716,437	3,504,083	2,632,597
Employee stock purchase plan	—	4,331	—	4,331

Denominator for diluted calculation	44,300,265	40,933,384	43,917,425	36,079,233
Net income per share—basic	$0.08	$0.05	$0.12	$0.08
Net income per share—diluted	$0.07	$0.05	$0.11	$0.07

Antidilutive potential shares of common stock, which have been excluded from the calculation of diluted net income per share, represent stock options with an exercise price greater than the average market price for the three month or nine month period ended September 30, 2004. For the three months and nine months ended September 30, 2004 there were 1,399,338 and 2,496,555 antidilutive potential shares of common stock, respectively. For the three months and nine months ended September 30, 2003 there were 661,863 and 1,774,868 antidilutive potential shares of common stock, respectively.

Stock-Based Compensation

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, Autobytel has elected to continue to account for its stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recognized over the vesting period based on the excess of the closing price over the exercise price on the grant date.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options, which is a fair value based method. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net income and net income per share for the three months and nine months ended September 30, 2004 and 2003, would approximate the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income (loss):
As reported	$3,209	$1,843	$4,871	$2,606
Add: Stock-based compensation included in reported net Income	—	—	—	51
Less: Stock-based compensation determined under the fair value based method	(1,476)	(1,182)	(4,248)	(3,152)

Pro forma	$1,733	$661	$623	$(495)

Net income (loss) per share—basic:
As reported	$0.08	$0.05	$0.12	$0.08
Pro forma	$0.04	$0.02	$0.02	$(0.01)
Net income (loss) per share—diluted:
As reported	$0.07	$0.05	$0.11	$0.07
Pro forma	$0.04	$0.02	$0.01	$(0.01)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

During the nine months ended September 30, 2004 and 2003, Autobytel granted 1,793,000 and 2,620,500 stock options, respectively. The options granted were estimated to have a weighted average fair value per share of $5.51 and $2.83 for the nine months ended September 30, 2004 and 2003 respectively based on the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Nine Months Ended September 30,
	2004	2003
Dividend yield	—%	—%
Volatility	68.08%	81.94%
Weighted-average risk-free interest rate	2.544%	2.087%
Weighted-average expected life	3.5 years	3.7 years

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Awards issued under the employee stock purchase plan were estimated to have a weighted average fair value per award of $2.33 and $3.31 for the nine months ended September 30, 2004 and 2003, respectively based on the Black-Scholes option-pricing model and the following assumptions:

Nine Months Ended September 30,
	2004	2003
Dividend yield	— %	— %
Volatility	66.06% - 73.86%	66.06% - 75.44%
Risk-free interest rate	1.03% - 1.05%	1.05% - 1.66%
Expected life	6 months	6 months

As of September 30, 2004, Autobytel had a total of 8,026,367 stock options outstanding, of which 6,170,868 stock options had exercise prices below the closing price per share of Autobytel’s common stock on that date.

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

The accounting guidance of EITF 03-1 was initially effective on July 1, 2004. However, on September 30, 2004, the FASB issued a FASB Staff Position (“FSP”) that delayed the effective date of the measurement and recognition guidance included in EITF 03-1 (the annual disclosure requirements have not been deferred). The effective date has been delayed so that the FASB can consider providing additional implementation guidance.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. In accordance with the revised statement, Autobytel will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. Autobytel expects the adoption of SFAS 123R, will result in amounts that are similar to the current pro forma disclosures in Note 2 of the Notes to Consolidated Financial Statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, Autobytel will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards, and Autobytel has significant net operating loss carryforwards that will fully offset taxable income. Autobytel does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, Autobytel does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on Autobytel’s consolidated financial position or results of operations.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. Autobytel does not expect the impact SAB 107, which became effective on March 29, 2005, to have a material impact on its consolidated financial position, results of operations or cash flows.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

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

Also, certain other reclassifications have been made to prior year financial information to conform with the current year presentation. (See Note 3.)

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

The revenue restatement adjustments recorded in this restatement primarily result in revenue being deferred and recognized in subsequent periods, although certain adjustments result in permanent reductions in revenue. These adjustments include (i) reversal of credits issued to certain customers that were inappropriately recognized as revenue, (ii) errors previously made in the application of the revenue recognition principles under EITF 00-21, (iii) errors previously made in the application of the revenue recognition principles under SAB 104, and (iv) errors due to misclassifications between revenue and expense. The net effect of these revenue adjustments is to decrease total revenue by $267 and $570 for the three months and nine months ended September 30, 2003, respectively. Autobytel also made certain deferrals and other adjustments to its expenses and other accounts in connection with these revenue adjustments and has made certain other adjustments to its expenses. These expense adjustments include errors previously made in the application of SFAS No. 5, “Accounting for Contingencies” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” related to the recognition and derecognition of accrued expenses. The net effect of these expense adjustments is to decrease total expenses by $444 and increase total expenses by $480 for the three months and nine months ended September 30, 2003, respectively.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

The following table is a reconciliation of revenue as previously reported to amounts as restated for the periods indicated:

	Period Ended September 30, 2003
	Three months	Nine months
Total revenue, as previously reported	$23,039	$65,013
Total revenue restatement adjustments:
Unapplied credits	(142)	(275)
Stale dated checks	—	(17)
Multiple element arrangements	25	35
Delivery of purchase requests	—	(24)
Advertising	(68)	(220)
Other	(82)	(69)

Total revenue restatement adjustments	(267)	(570)

Total revenue, as restated	$22,772	$64,443

The following table is a reconciliation of net income as previously reported to amounts as restated for the periods indicated:

	Period Ended September 30, 2003
	Three months	Nine months
Net income, as previously reported	$1,666	$3,656
Restatement adjustments to revenue (see above)	(267)	(570)
Expense adjustments:
Stale dated checks	(1)	(110)
Accrued expenses	389	(139)
Commission expenses	(194)	146
Accrued bonus	250	—
Equity investment	—	(291)
Other	—	(86)

Total restatement expense adjustments	444	(480)

Net restatement adjustments	177	(1,050)

Restated net income	$1,843	$2,606

Classifications

Effective with the filing of this Quarterly Report on 10-Q, Autobytel modified its consolidated statement of operations presentation to better align reported results with internal operational measures and to provide increased understanding and transparency. Operating expenses are now classified as cost of revenues, sales and marketing, product and technology development, general and administrative, and amortization of acquired intangible assets. Amounts which have been reclassified as a result of the new presentation are indicated below in the column titled “Reclassifications.” Cost of revenues contain costs previously classified as sales and marketing including traffic acquisition and related compensation costs, printing, production and postage for its customer loyalty and retention program, and fees paid to third parties for data and content included on Autobytel’s properties. Cost of revenues also contain costs previously classified as product and technology development including connectivity

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

costs, technology license fees, amortization of acquired technology, amortization of internally developed technology, fees paid to third parties for data and content included on Autobytel’s properties, and server equipment depreciation. Other costs which have been reclassified are: (1) bad debt expense which was previously classified as sales and marketing expense, is now classified as general and administrative expense, and (2) credit balances of customers which were previously classified as accounts receivable are now classified as other current liabilities.

See Note 2 for discussion of reclassification of auction rate securities.

The following table sets forth selected consolidated balance sheet data for Autobytel, showing previously reported amounts and restated amounts as of December 31, 2003:

Consolidated Balance Sheet

	December 31, 2003
	As Previously Reported	Reclassifications	Adjustments	As Restated
Current assets:
Domestic cash and cash equivalents	$51,643	$(6,000)	$—	$45,643
Short-term investments	3,991	6,000	—	9,991
Accounts Receivable, net of allowances	10,889	476	(30)	11,335
Prepaid expenses and other current assets	833	—	307	1,140

Total current assets	67,356	476	277	68,109
Long-term investments	6,000	—	—	6,000
Property and equipment, net	2,138	—	—	2,138
Capitalized internal use software, net	1,024	—	—	1,024
Investment in equity investee	2,810	—	1,128	3,938
Goodwill	16,830	—	—	16,830
Acquired intangible assets, net	315	—	—	315
Other assets	155	—	—	155

Total assets	$96,628	$476	$1,405	$98,509

Current liabilities:
Accounts payable	$4,063	$—	$(322)	$3,741
Accrued expenses	5,034	—	(439)	4,595
Current portion of deferred revenues	4,022	(178)	372	4,216
Accrued domestic restructuring	258	—	—	258
Other current liabilities	441	476	600	1,517

Total current liabilities	13,818	298	211	14,327
Long-term deferred revenue	—	178	—	178

Total liabilities	13,818	476	211	14,505
Stockholders’ equity:
Common stock	38	—	—	38
Additional paid-in capital	236,544	—	—	236,544
Accumulated other comprehensive income	—	—	1,620	1,620
Accumulated deficit	(153,772)	—	(426)	(154,198)

Total stockholders’ equity	82,810	—	1,194	84,004

Total liabilities and stockholders’ equity	$96,628	$476	$1,405	$98,509

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

The following table sets forth selected consolidated statement of operations data for Autobytel, showing previously reported amounts and restated amounts for the three and nine months ended September 30, 2003:

Consolidated Statement of Operations

	Three Months Ended September 30, 2003
	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenues	$23,039	$—	$(267)	$22,772

Costs and expenses:
Cost of revenues	—	8,703	—	8,703
Sales and marketing	13,303	(7,795)	(285)	5,223
Product and technology development	5,435	(942)	(125)	4,368
General and administrative	2,747	8	(34)	2,721
Amortization of acquired intangible assets	—	26	—	26

Total costs and expenses	21,485	—	(444)	21,041

Income from operations	1,554	—	177	1,731
Interest income	74	—	—	74
Income in equity investee	29	—	—	29
Foreign currency exchange gain	10	—	—	10

Income before income taxes	1,667	—	177	1,844
Provision for income taxes	(1)	—	—	(1)

Net income	$1,666	$—	$177	$1,843

Net income per share:
Basic	$0.04	$—	$0.01	$0.05

Diluted	$0.04	$—	$0.01	$0.05

Shares used in computing net income per share:
Basic	37,212,616	—	—	37,212,616
Diluted	40,929,053	—	4,331	40,933,384
Comprehensive income:
Net income	$1,666	$—	$177	$1,843
Translation adjustment	(23)	—	(417)	(440)

Comprehensive income	$1,643	$—	$(240)	$1,403

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Consolidated Statement of Operations

	Nine Months Ended September 30, 2003
	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenues	$65,013	$—	$(570)	$64,443

Costs and expenses:
Cost of revenues	—	26,618	—	26,618
Sales and marketing	39,270	(24,413)	(21)	14,836
Product and technology development	13,751	(2,553)	2	11,200
General and administrative	8,638	313	208	9,159
Amortization of acquired intangible assets	—	35	—	35

Total costs and expenses	61,659	—	189	61,848

Income from operations	3,354	—	(759)	2,595
Interest income	204	—	—	204
Income in equity investee	96	—	(291)	(195)
Foreign currency exchange gain	10	—	—	10

Income before income taxes	3,664	—	(1,050)	2,614
Provision for income taxes	(8)	—	—	(8)

Net income	$3,656	$—	$(1,050)	$2,606

Net income per share:
Basic	$0.11	$—	$(0.03)	$0.08

Diluted	$0.10	$—	$(0.03)	$0.07

Shares used in computing net income per share:
Basic	33,442,305	—	—	33,442,305
Diluted	36,074,902	—	4,331	36,079,233
Comprehensive income:
Net income	$3,656	$—	$(1,050)	$2,606
Translation adjustment	40	—	180	220

Comprehensive income	$3,696	$—	$(870)	$2,826

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

The following table sets forth selected consolidated statement of cash flows data for Autobytel, showing previously reported amounts and restated amounts for the nine months ended September 30, 2003:

Consolidated Statement of Cash Flows

	Nine Months ended September 30, 2003
	As Previously Reported	As Restated
Cash flows from operating activities:
Net income	$3,656	$2,606
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,900	1,029
Amortization of capitalized internal use software	—	811
Amortization of acquired intangible assets	—	60
Provision for bad debt	349	349
Provision for customer credits	—	1,273
Stock-based compensation	51	51
Income (loss) in equity investee	(96)	195
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(1,044)	(1,984)
Prepaid expenses and other current assets	2,070	2,382
Other assets	23	23
Accounts payable	778	771
Accrued expenses	(381)	(607)
Deferred revenues	(332)	(147)
Customer deposits	(76)	—
Accrued domestic restructuring—current	(45)	(173)
Other current liabilities	(27)	59
Accrued domestic restructuring—non-current	(128)	—

Net cash provided by operating activities	6,698	6,698

Cashflows from investing activities:
Acquisitions of businesses, net of cash acquired	(4,952)	(4,952)
Changes in restricted cash and cash equivalents	28	28
Return of investment in Autobytel.Europe	2,152	2,152
Purchases of property and equipment	(703)	(703)

Net cash used in investing activities	(3,475)	(3,475)

Cashflows from financing activities:
Payments of capital lease obligations	(32)	(32)
Net proceeds from sale of common stock	28,150	28,150

Net cash provided by financing activities	28,118	28,118

Effect of exchange rates on cash	40	40

Net increase in cash and cash equivalents	31,381	31,381
Cash and cash equivalents, beginning of period	27,543	27,543

Cash and cash equivalents, end of period	$58,924	$58,924

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$8	$8

Cash paid during the period for interest	$5	$5

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

The following describes restatement items which affects the consolidated financial statements for the three months and nine months ended September 30, 2003.

Unapplied credits

•	Credits issued to certain inactive customers were inappropriately recognized as revenue during the four fiscal quarters ended March 31, 2004. As a result, Autobytel decreased lead fees revenue for the three months and nine months ended September 30, 2003. Other current liabilities increased at December 31, 2003.

•	Credits issued to customers were inappropriately reversed and recognized as a reduction of operating expenses during 2002 and the fourth fiscal quarter of 2003 in connection with the cessation of operations of certain subsidiaries. As a result, Autobytel increased other current liabilities at December 31, 2003.

Stale dated checks

•	Certain checks issued by Autobytel and its subsidiaries that were outstanding longer than 180 days were voided. The corresponding obligations were inappropriately derecognized and recorded as an increase in revenue or a reduction in expenses primarily during 2003. As a result, Autobytel decreased lead fees for the nine months ended September 30, 2003. Other current liabilities increased at December 31, 2003.

Multiple element arrangements

•	Certain revenue from a multiple element arrangement was inappropriately recognized upon completion of the services in 2002, the first, second, third and fourth fiscal quarters of 2003 and the first and second fiscal quarters of 2004. Autobytel determined that such revenue should be recognized over the period of the license agreement. As a result, Autobytel increased data applications and other revenue for the three months and nine months ended September 30, 2003, respectively. Additionally, deferred revenue increased at December 31, 2003.

Delivery of purchase requests

•	Certain revenue generated from the delivery of purchase requests for vehicles were inappropriately recognized. Autobytel determined that these revenues should not be recognized because collectibility cannot be reasonably assured and the amount is not fixed or determinable and that such revenue should be recorded when Autobytel receives payment. As a result, Autobytel decreased lead fee revenue for the nine months ended September 30, 2003. Additionally, accounts receivable decreased at December 31, 2003.

Advertising

•	Advertising credits earned by Autobytel’s customers were not recorded as a reduction of advertising revenue in the period earned by the customer and delivery or payment of these credits in subsequent periods were inappropriately recorded as a decrease in advertising revenue. As a result, Autobytel increased deferred revenue at December 31, 2003. Additionally, advertising revenue decreased for the three and nine months ended September 30, 2003.

Reclassification

•	Autobytel recognized CRM services revenue for a CRM product that was combined with the sale of purchase requests. Autobytel cannot determine the fair value of the CRM product in a reliable, verifiable

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

and objective manner and determined that the CRM service revenue should be reclassified as lead fees. As a result, Autobytel decreased CRM services revenue and increased lead fees revenue for the three months and nine months ended September 30, 2003, respectively.

Accrued expenses

•	Expense provisions for our participation at an annual trade show were inappropriately recorded throughout annual fiscal periods preceding Autobytel’s attendance at the trade show in the first fiscal quarter of the following annual fiscal period. As a result, Autobytel decreased sales and marketing expense for the three months ended September 30, 2003 and increased it for the nine months ended September 30, 2003. Additionally, prepaid expenses and other current assets increased and accrued expenses decreased at December 31, 2003.

•	Autobytel recorded an accrual for advertising costs in 2002 that was subsequently derecognized and recorded as a reduction of expenses in the first fiscal quarter of 2004. Autobytel determined that the liability should not have been recorded, and no amounts have been paid. As a result, Autobytel decreased accounts payable at December 31, 2003.

•	Franchise tax expense was under-estimated in the first, second, third and fourth fiscal quarters of 2003 and over-estimated in the first and second fiscal quarters of 2004. As a result, Autobytel increased general and administrative expenses for the three months and nine months ended September 30, 2003, respectively. Additionally, accrued expenses increased at December 31, 2003.

•	Autobytel recorded accruals for subscription costs during the first, second and third fiscal quarters of 2003 that were subsequently derecognized and recorded as a reduction of expense in the first fiscal quarter of 2004. Autobytel determined that the liability should not have been recorded, and no amounts have been paid. As a result, Autobytel decreased sales and marketing expense for the three months and nine months ended September 30, 2003, respectively. Additionally, accounts payable at December 31, 2003 decreased.

•	In the second fiscal quarter of 2002, there was an excess accrual for medical costs that was inappropriately derecognized with a corresponding reduction of online advertising costs in the third fiscal quarter of 2003 and a reduction of compensation costs in first fiscal quarter of 2004. As a result, Autobytel decreased general and administrative expenses for the nine months ended September 30, 2003 and sales and marketing expense increased for both the three months and nine months ended September 30, 2003. Additionally, accounts payable at December 31, 2003 decreased.

•	In the second fiscal quarter of 2003, there was a lack of provision for certain services rendered by purchase request providers that were recorded in the third fiscal quarter of 2003. As a result, Autobytel decreased sales and marketing expense for the three months ended September 30, 2003.

Commission expense

•	Autobytel recorded an accrual for commission expense in 2002. Autobytel determined that the liability should not have been recorded, and no amounts have been paid. As a result, Autobytel decreased accrued expenses at December 31, 2003.

•	The accrual for commissions expense was incorrectly calculated during the six fiscal quarters ended June 30, 2004. As a result, Autobytel increased sales and marketing expense for the three months ended September 30, 2003 and decreased sales and marketing expense for the nine months ended September 30, 2003. Additionally, accrued expenses decreased at December 31, 2003.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Accrued bonus

•	In the second fiscal quarter of 2003, there was a lack of provision for annual employee cash bonus compensation that was recorded in the third fiscal quarter of 2003. As a result, Autobytel decreased sales and marketing, product and technology development and general and administrative expenses for the three months and nine months ended September 30, 2003.

Equity investment

•	Autobytel.Europe recognized certain licensing revenue from 2003 through the second fiscal quarter of 2004. In November 2004, Autobytel.Europe determined that the licensee did not have to pay the license fee and derecognized the revenues. Autobytel determined that this revenue was inappropriately recognized when collectibility could not be reasonably assured. As a result, Autobytel decreased data, application and other revenue and minority interest for the nine months ended September 30, 2003.

•	A series of loans made by Autobytel.Europe in 2003 was inappropriately recorded at cost instead of net realizable value. As a result, Autobytel increased the loss from equity investee for the three months and nine months ended September 30, 2003 and decreased the investment in equity investee at December 31, 2003.

•	Autobytel inappropriately applied the equity method in accounting for its investment in Autobytel.Europe. As a result, the investment in equity investee and foreign currency translation adjustment in stockholders equity increased in 2003.

Other

•	In the second fiscal quarter of 2003, an excess accrual for lease abandonment was inappropriately derecognized with a corresponding reduction of miscellaneous expense. As a result, Autobytel increased general and administrative expenses for the nine months ended September 30, 2003. The cumulative impact of this adjustment decreased beginning accumulated deficit at January 1, 2002.

•	Lead fees were not recognized in the period when earned. As a result, Autobytel increased lead fees revenue for the three months ended June 30, 2003 and decreased it for the three months ended September 30, 2003.

•	Autobytel inappropriately recognized as revenue certain purchase requests delivered to customers during the four fiscal quarters ended June 30, 2004. As a result, Autobytel decreased lead fees revenue for the three months and nine months ended September 30, 2003.

•	The estimation of customer relationship intangible assets related to the acquisition of Stoneage Corporation incorrectly included revenues from Autobytel in estimating future cash flows for major customers. As a result, customer relationship intangible assets were overstated and goodwill was understated at the date of the Stoneage acquisition.

•	The shares used in computing diluted net income per share inappropriately excluded the weighted average effect of awards to be issued under the employee stock purchase plan for the three months and nine months ended September 30, 2003. As a result, Autobytel increased the number of shares used in computing diluted net income per share.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

On March 31, 2004, Autobytel adopted the provisions of FIN 46R and determined it was the primary beneficiary of Autobytel.Europe. As a result of adopting FIN46R, Autobytel consolidated Autobytel.Europe. As of September 30, 2004 the assets and liabilities of Autobytel.Europe were as follows:

As of September 30, 2004
Restricted cash and cash equivalents	$8,131
Other current assets	89
Non-current assets	1
Current liabilities	(214)
Minority interest	(4,084)

Autobytel’s investment in Autobytel.Europe	$3,923

Autobytel.Europe’s results of operations are included on a consolidated basis in Autobytel’s consolidated results of operations beginning April 1, 2004.

5. Acquisitions

Acquisition of Stoneage Corporation

On April 15, 2004, Autobytel acquired all of the outstanding common stock of Stoneage Corporation (Stoneage), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site. The acquisition expanded Autobytel’s market share of new car buyers, increased the number of purchase requests processed through Autobytel, and added retail and enterprise dealer relationships to Autobytel. The acquisition also added the Car.com finance request business to Autobytel. The acquisition also added the Car.com finance request business to Autobytel. Autobytel believes that the combined assets will further position it as a leader in the internet automotive business services sector. These factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired from Stoneage Corporation, and as a result, Autobytel has recorded goodwill in connection with this transaction.

Under the terms of the agreement, former Stoneage shareholders received 2,257,733 shares of Autobytel common stock and $15,251 in cash, subject to a post closing purchase price adjustment. In June 2004, the final purchase price adjustment was determined and resulted in Autobytel’s obligation to issue 47,511 additional shares of common stock, which were issued in July 2004. The acquisition has been accounted for using the purchase method of accounting.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

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

Purchase price:
Cash	$15,251
Common stock (2,305,244 shares at $14.97 per share)	34,480
Transaction costs incurred by Autobytel	1,036

Total purchase price	$50,767

Allocation of purchase price:
Assets:
Cash	$599
Accounts receivable	4,584
Other current assets	923
Non-current assets	888
Goodwill	42,845
Intangible assets	4,475
Liabilities:
Current liabilities	(3,321)
Non-current liabilities	(226)

Total purchase price	$50,767

The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was initially recorded as goodwill in the amount of $42,834. During the three months ended September 30, 2004, the amount of goodwill increased by $11 due to additional accruals of $89 and a decrease in the estimated realization of the tax receivable of $122, offset by the allocation of the purchase price to acquired technology of $200. Goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes. Intangible assets acquired consist of acquired technology at $200 which is amortized over an estimated useful life of 30 months, customer relationships at $3,575 which are amortized over an estimated useful life of three years and the Car.com domain name at $700 which is amortized over an estimated useful life of five years. To estimate the fair value of the customer relationships, an income approach was used with a discount rate of 27% which included an analysis of future cash flows and risks associated with achieving such cash flows. To estimate the fair value of the Car.com domain name, a market approach was used utilizing historical costs to acquire in 2002 and an adjustment factor of 70%. To estimate the fair value of acquired technology, a cost approach was used which involves estimating the programming hours required to construct a software application with equivalent functionality multiplied by the cost per hour for engineers and programmers.

Stoneage’s financial position and results of operations from the date of acquisition on April 15, 2004 have been included in the accompanying consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Acquisition of iDriveonline, Inc.

On April 9, 2004, Autobytel acquired all of the outstanding common stock of iDriveonline, Inc. (iDriveonline), now Retention Performance Marketing, Inc., a provider of customer loyalty and retention marketing programs for the automotive industry, in exchange for cash and common stock. The acquisition combines iDriveonline’s leading applications, including an online prospecting and retention tool, enhanced data and segmentation tools, and improved dealer reporting capabilities with Autobytel’s existing customer retention program. Through this acquisition, Autobytel gained a meaningful presence in the automotive CRM marketplace. This is consistent with Autobytel’s strategy of diversifying its revenue streams. These factors contributed to a purchase price in excess of fair market value of iDriveonline’s net tangible and intangible assets acquired, and as a result, Autobytel has recorded goodwill in connection with the transaction. The acquisition has been accounted for using the purchase method of accounting.

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

Purchase price:
Cash	$5,021
Common stock (474,501 shares at $14.28 per share)	6,775
Transaction costs incurred by Autobytel	372

Total purchase price	$12,168

Allocation of purchase price:
Assets:
Cash	$266
Accounts receivable	542
Other current assets	48
Non-current assets	60
Goodwill	11,022
Intangible assets	1,000
Liabilities:
Current liabilities	(770)

Total purchase price	$12,168

The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was initially recorded as goodwill in the amount of $11,422. During the three months ended September 30, 2004, the amount of goodwill decreased by $400 due to the allocation of the purchase price to acquired technology of $400. Goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes. Intangible assets acquired consist of acquired technology at $400 which is amortized over an estimated useful life of 18 months and customer relationships at $600 which are amortized over an estimated useful life of three years. The intangible asset amounts were determined through the utilization of established valuation techniques, in particular the Income and Market approach. To estimate the fair value of the customer relationships, an income approach was used with a discount rate of 28%, which included an analysis of future cash flows and risks associated with achieving such cash flows. To estimate the fair value of

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

acquired technology, a cost approach was used which involves estimating the programming hours required to construct a software application with equivalent functionality multiplied by the cost per hour for engineers and programmers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
		(Pro Forma)	(Pro Forma)	(Pro Forma)
Revenue	$32,453	$28,757	$97,582	$83,673
Net income	$3,209	$2,113	$6,130	$3,359
Net income per share:
Basic	$0.08	$0.05	$0.15	$0.09
Diluted	$0.07	$0.05	$0.14	$0.09

6. Acquired Intangible Assets

Acquired intangible assets recorded as a part of the AVV, iDriveonline and Stoneage acquisitions are amortized over their estimated useful lives and consist of the following:

	As of September 30, 2004
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Amount
Developed technology	2 years	$820	$(185)	$—	$635
Customer relationships	3 years	4,375	(779)	(173)	3,423
Domain name	5 years	700	(64)	—	636

Total		$5,895	$(1,028)	$(173)	$4,694

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

	As of December 31, 2003
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	3 years	$220	$(43)	$177
Customer relationships	2 years	200	(62)	138

Total		$420	$(105)	$315

During the third fiscal quarter of 2004, a decline in business with certain key customers of Car.com, triggered an interim assessment by Autobytel to determine whether the fair values of intangible assets were less than their carrying values as of September 30, 2004. Autobytel estimated the undiscounted future net cash flows to be generated by these intangible assets to be less than their carrying amount of $200. The cash flow projections related to these intangible assets as of September 30, 2004 reflected the decline in business from these key customers. Autobytel then estimated the fair value of these intangible assets at $27. This resulted in an impairment loss of $173.

Amortization expense related to intangible assets was $505 and $923 for the three months and nine months ended September 30, 2004, respectively, and $45 and $60 for the three months and nine months ended September 30, 2003, respectively. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
Three months ending December 31, 2004	$508
2005	$1,912
2006	$1,579
2007	$514
2008	$140
2009	$41

7. Goodwill

In accordance with SFAS No. 142, goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. In June 2004, Autobytel performed an annual impairment test of goodwill and concluded that goodwill was not impaired. In April 2004, Autobytel acquired Stoneage and iDriveonline and recorded goodwill of $42,845 and $11,022, respectively.

In future periods, if goodwill is determined to be impaired, Autobytel will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings. The following summarizes the balance of goodwill:

	As of
	September 30, 2004	December 31, 2003
Autoweb	$8,367	$8,367
AVV	8,463	8,463
Stoneage	42,845	—
IDriveonline	11,022	—

	$70,697	$16,830

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

8. Commitments and Contingencies

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering (the “Autobytel IPO Litigation”). The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autobytel case. Autobytel has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. Autobytel would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autobytel to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autobytel currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autobytel is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, Autobytel does not expect that the settlement will involve any payment by Autobytel. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autobytel’s insurance carriers should arise, Autobytel’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court hearing the Autobytel IPO Litigation granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion and are in the process of obtaining approval from those

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

issuer defendants that are not in bankruptcy. At this point, all but one of the issuer defendants that are not in bankruptcy have approved the revised settlement agreement, which has been submitted to the Court. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autobytel is found liable, Autobytel is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering (the “Autoweb IPO Litigation”). The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, Autobytel does not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court hearing the Autoweb IPO Litigation granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy. At this point, all but one of the issuer defendants that are not in bankruptcy have approved the revised settlement agreement, which has been submitted to the Court. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, Autobytel is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on Autobytel’s results of operations, financial condition or cash flows in any future period.

Autobytel has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred, therefore, no amounts have been recorded in the accompanying consolidated financial statements.

From time to time, Autobytel is involved in other litigation matters arising from the normal course of our business activities. The actions filed against Autobytel and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect Autobytel’s business, results of operations, financial condition, and cash flows.

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

As of September 30, 2004, the remaining accrued domestic restructuring liabilities related to the 2002 restructuring charges for Autobytel’s lease obligation on the vacant portion of office facilities in Westborough, Massachusetts were $121. Autobytel expects the remaining charges to be paid in 2005. The remaining accrued domestic restructuring liabilities related to the 2002 charges as of September 30, 2004 were as follows:

	As of December 31, 2003	Cash Payments	As of September 30, 2004
Lease obligation	$258	$(137)	$121

10. Preferred Shares Purchase Rights Plan

In July 2004, Autobytel’s Board of Directors approved the adoption of a stockholder rights plan under which all stockholders of record as of August 10, 2004 received rights to purchase shares of Series A Junior Participating Preferred Stock. The rights were distributed as a non-taxable dividend and will expire July 30, 2014.

The rights will be exercisable only if a person or group acquires 15% or more of the common stock of Autobytel or announces a tender offer for 15% or more of the common stock. If a person or group acquires 15% or more of the common stock, all rightholders, except the acquiror, will be entitled to acquire at the then exercise price of a right that number of shares of Autobytel’s common stock which at the time will have a market value of two times the exercise price of the right. Under certain circumstances, all rightholders, other than the acquiror,

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which at the time will have a market value of two times the exercise price of the right. The initial exercise price of a right is sixty-five dollars.

The Board of Directors may terminate the rights plan at any time or redeem the rights prior to the time a person or group acquires more than 15% of Autobytel’s common stock.

11. Related Party Transactions

Consulting Agreement

Autobytel and Robert Grimes, a current director and a former Executive Vice President of Autobytel, are parties to a consulting services agreement dated April 1, 2000. The agreement was extended through September 30, 2004 and then on a month to month basis until notice of termination by either party. During the term of the consulting agreement, Mr. Grimes will receive $50 per year payable on a monthly basis and a $2.5 monthly office expense allowance. These costs are included in product and technology development expenses in the consolidated statements of operations.] Mr. Grimes will make himself available to the executive officers of Autobytel for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships. Autobytel may terminate the agreement upon Mr. Grimes’ breach of contract. If Mr. Grimes’ agreement is terminated without breach, Mr. Grimes is entitled to either a pro rated or a lump sum payment equal to the amount that would have been received by Mr. Grimes if he had remained a consultant for the remaining balance of the term. In the event of death or disability, Autobytel will pay to Mr. Grimes or his successors and assignees the amount that Mr. Grimes would have received for the remainder of the term of the agreement. Through April 30, 2003, Mr. Grimes was entitled to participate in all of Autobytel’s employee welfare benefit plans at Autobytel’s expense which amounted to $2 for the nine months ended September 30, 2003.

12. Subsequent Events

Patent Lawsuit

On September 24, 2004, Autobytel filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, Autobytel asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation, asserted that Dealix Corporation is infringing Autobytel’s patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests, asserted damages, and sought a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005 and February 1, 2005, in which it asserts typical defensive counterclaims denying infringement and challenging the validity of the patent. Dealix Corporation also seeks attorney’s fees and costs. Autobytel expects to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Securities Litigation

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against Autobytel and certain of its current directors and current and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions are virtually identical, and purport to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

1934 and Rule 10b-5, promulgated thereunder. In this regard, the plaintiffs allege that Autobytel misrepresented and omitted material facts with respect to its financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint seeks unspecified compensatory damages, and attorneys’ fees and costs as well as accountants’ and experts’ fees.

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. Additional lawsuits asserting the same or similar claims may be filed as well. Autobytel intends to defend the claims vigorously. However, Autobytel cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on Autobytel’s results of operations, financial condition, and cash flows.

In addition, Autobytel’s directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to Autobytel, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to Autobytel, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning Autobytel’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principals and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees.

Autobytel intends to defend this suit vigorously. However, Autobytel cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on its results of operations, financial condition, and cash flows.

Resignation of Chief Financial Officer

Effective November 15, 2004, Mr. Hoshi Printer resigned as Autobytel’s Executive Vice President and Chief Financial Officer. On January 7, 2005, Mr. Printer and Autobytel entered into a severance agreement and general release. Under that agreement, Mr. Printer remains an at-will employee and is entitled to continue to receive a monthly base salary and benefits, other than bonuses, similar to those he received prior to his resignation. In consideration of an additional payment equal to one month’s base salary of $22,073.33, Mr. Printer rescinded and waived all rights he may have had under any agreements with Autobytel, other than rights to indemnity and insurance and stock option agreements. In consideration of an additional one month’s base salary, Mr. Printer irrevocably tendered his resignation as an employee of Autobytel, which may be accepted by Autobytel upon 24 hours notice. Mr. Printer’s resignation was accepted in May 2005. Under the agreement, Autobytel and Mr. Printer also agreed to release one another from certain liabilities, as more fully described in the severance agreement and general release.

Mr. Michael F. Schmidt, Senior Vice President, Finance of Autobytel, assumed the functions of Autobytel’s Chief Financial Officer, pending Autobytel’s appointing a Chief Financial Officer. Mr. Schmidt was appointed as Autobytel’s Chief Financial Officer effective May 30, 2005.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Resignation of Principal Accounting Officer

Effective April 1, 2005, Matthew McDowell, Autobytel’s Vice President and Controller and principal accounting officer, resigned as an employee of Autobytel. Michael F. Schmidt, Autobytel’s then Chief Financial Officer, assumed the functions of principal accounting officer, pending appointment of a Controller.

Resignation of Chief Executive Officer; Appointment of New Chief Executive Officer

Effective April 27, 2005, Jeffrey Schwartz resigned as Autobytel’s Chief Executive Officer and President (but remains an employee in the role of Vice Chairman). Effective April 27, 2005, Richard A. Post, a director, was appointed as Autobytel’s Chief Executive Officer and President.

Appointment of Chief Operating Officer

Effective April 27, 2005, Richard G. Walker, formerly Autobytel’s Executive Vice President, Corporate Development and Strategy, was appointed as Autobytel’s Executive Vice President and Chief Operating Officer.

Appointment of Chief Financial Officer

Effective May 30, 2005, Michael F. Schmidt, formerly Autobytel’s Senior Vice President, Finance, was appointed as Autobytel’s Executive Vice President and Chief Financial Officer.

Employment Agreements

In connection with the management changes described above, Autobytel entered into an employment agreement with Mr. Post and amended and restated employment agreements with each of Mr. Schwartz and Mr. Walker. The agreement with Mr. Post is for a one year term and may be terminated by Autobytel with thirty days’ prior written notice, or by Mr. Post with sixty days’ prior written notice. Autobytel may renew the agreement by delivering written notice to Mr. Post at least sixty days prior to the expiration of the agreement, in which case, the term of the agreement shall extend for additional one month terms until the second anniversary thereof, unless Autobytel delivers thirty days’ written notice or Mr. Post delivers sixty (60) days’ written notice of its or his intention not to renew. The agreement with Mr. Schwartz is for a one year term and may be terminated by Autobytel at any time, or by Mr. Schwartz, with thirty days prior written notice. Autobytel may renew the agreement by delivering written notice to Mr. Schwartz at least ninety days prior to the expiration of the agreement, in which case, the term of the agreement shall extend for an additional one year term. If the agreement is not renewed, Autobytel is required to pay Mr. Schwartz his base salary for three months after the expiration of the agreement and to continue his benefits during such period. If the Company terminates Mr. Schwartz’ employment during the term, he is entitled to continue to receive his base salary and benefits until ninety days following the date on which the agreement would have expired by its terms. The agreement with Mr. Walker is for a one year term and automatically renews for an additional one year period unless either party notifies the other of its intent not to renew no later than sixty days prior to the expiration of the one year term. If Autobytel does not renew or terminates Mr. Walker’s employment during the term, Mr. Walker is entitled to twelve months of base salary plus a bonus of 50% of his annual base salary, and to receive benefits for twelve months after such expiration.

If, during the one year following the termination of employment (and in the case of Mr. Schwartz, the longer of such period and July 2006), each individual complies with the non-competition and non-solicitation provisions of the agreement, any unvested stock options (i) that were granted after the date of the agreement, with respect to Mr. Post and Mr. Walker, or (ii) held as of the date of termination, with respect to Mr. Schwartz, will be deemed to have vested during such period as if he was an employee during that time.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

In the event of a change of control during the term of employment or at any time during the six month period following such term, each individual is entitled to a lump sum payment equal to two times the sum of his annual base salary plus a bonus of 65% of annual base salary in the case of Mr. Post and 50% of annual base salary in the case of each of Mr. Schwartz and Mr. Walker. In the case of Mr. Walker, such payment is conditioned on Mr. Walker agreeing, if requested, to continue with Autobytel or any successor for no longer than ninety days after the change of control. In addition, if employment was terminated prior to a change of control that occurs during the six month period following such termination, any unvested stock options (i) that were granted after the date of the agreement, with respect to Mr. Post and Mr. Walker, or (ii) held as of the date of termination, with respect to Mr. Schwartz, shall vest in full immediately prior to such change of control, assuming the individual complies with the non-compete and non-solicitation provisions of the agreement. Each agreement provides that if compensation is deemed to be parachute payments under the Internal Revenue Code, then Autobytel will make additional payments to compensate for additional tax obligations. The agreement also requires Autobytel to indemnify Mr. Schwartz under certain circumstances.

In connection with the appointment of Michael Schmidt to the position of Executive Vice President and Chief Financial Officer, on May 30, 2005, Autobytel and Mr. Schmidt amended and restated the March 9, 2004 letter agreement between them in an Employment Agreement (as amended and restated, the “Schmidt Employment Agreement”).

The Schmidt Employment Agreement is for a one year term and automatically renews for an additional one year period unless either party notifies the other of its intent not to renew no later than sixty days prior to the expiration of the one year term. Mr. Schmidt is entitled to an annual base salary of $250,000 during the term, and is eligible for a bonus of 50% of his annual base salary in the board’s discretion. In addition, Mr. Schmidt may participate in any benefit plans generally afforded to executive officers. If Mr. Schmidt’s employment is terminated without “cause”, is not renewed or if Mr. Schmidt terminates his employment with “good reason” (each as defined in the Schmidt Employment Agreement), Mr. Schmidt is entitled to a lump sum payment equal to his annual base salary plus bonus, as well as benefits for one year following such termination.

In the event of a change of control during the term of his employment or at any time during the six month period following such term, Mr. Schmidt is entitled to a lump sum payment equal to two times the sum of his annual base salary plus a bonus of 50% of annual base salary, so long as Mr. Schmidt agrees, if requested, to continue with Autobytel or any successor for no longer than six months after the change of control. If Mr. Schmidt’s compensation is deemed to be parachute payments under the Internal Revenue Code, then Autobytel has agreed to make additional payments to him to compensate for his additional tax obligations.

Mr. Schmidt will also be granted stock options to purchase 150,000 shares of Autobytel’s common stock, which shall vest, as to 50,000 of the options, on the one year anniversary of the date of grant, and thereafter 4,166 of the options shall vest on each monthly anniversary of the date of grant, provided that the vesting of such options shall accelerate upon a change of control.

Costs Associated with Closing of Facility

On April 19, 2005, Autobytel committed to integrate the business operations of its customer loyalty and retention marketing program, Retention Performance Marketing, with its customer lead management product, WebControl, (the “ Integration”). Autobytel determined to proceed with the Integration in order to increase efficiency and respond to market demand for integrated customer relationship management solutions. As part of the Integration, Autobytel intends to close its Houston office and to move the operations of such office to its offices in Irvine, California and/or Westerville, Ohio. Certain employees in the Houston office may relocate to the offices in Irvine, California and/or Westerville, Ohio. Autobytel expects to complete the Integration by

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

December 31, 2005. Autobytel estimates that the total expenses relating to the Integration, primarily consisting of retention, severance and relocation costs, will be between $175 and $300.

Resolution of Contract Dispute

In May 2005, Autobytel incurred $1,100 in expense relating to the resolution of a contract dispute whereby parties to a certain contract alleged that Autobytel breached certain representations and warranties in connection with a contract entered into by Autobytel. The alleged breach was triggered by Autobytel’s announcement on November 15, 2004 that it expected to restate its consolidated financial statements for the second, third, and fourth quarters of 2003, the full 2003 fiscal year and the first and second fiscal quarters 2004, relating to credits issued to customers there were inappropriately reversed and recognized as revenue during the four fiscal quarters ended March 31, 2004, and outstanding checks issued by Autobytel that were voided and the corresponding obligations inappropriately reversed and recorded as an increase in revenue or a reduction of expenses primarily in the second fiscal quarter of 2003. For more details on the Autobytel’s restatement, see Note 3. Although the settlement for the contract dispute was reached in May 2005, Autobytel is required to accrue and incur the settlement expense in the three months ended December 31, 2004 as (1) the underlying cause of the event occurred during the three months ended December 31, 2004 and (2) the financials statements for that period were not yet issued at the time the settlement was reached.

Nasdaq

As a result of Autobytel’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, and certain required restatements of its financial statements for prior periods (“Required Filings”), from November 2004 to May 2005 Autobytel was not in full compliance with Nasdaq Marketplace Rule 4310(c)(14), which requires Autobytel to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934, as amended. Autobytel is required to comply with Nasdaq Marketplace Rule 4310(c)(14) as a condition for its common stock to continue to be listed on The Nasdaq National Market.

Autobytel requested and received from a Nasdaq Listing Qualifications Panel (the “Panel”) several extensions within which to comply with Nasdaq Marketplace Rule 4310(c)(14). On April 7, 2005, Autobytel received an extension to the deadline to come into full compliance with Nasdaq Marketplace Rule 4310(c)(14) to May 15, 2005, which deadline was subsequently extended by the Panel to May 31, 2005. The Panel’s decision to continue the listing of Autobytel’s shares on The Nasdaq National Market was subject to the condition that Autobytel files the Required Filings on or before May 31, 2005. Autobytel has now complied with this condition. In addition, Autobytel’s continued listing is conditioned on timely filing all periodic reports with the Securities and Exchange Commission and The Nasdaq Stock Market for all reporting periods ending on or before December 31, 2006. The filing of a Form 12b-25 extension request will not result in an automatic extension of these filing deadlines.

On May 20, 2005, Autobytel received notice from The Nasdaq Stock Market that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) has called for a review of the Panel’s April 7, 2005 decision. Autobytel has until June 20, 2005 to submit information for the Listing Council’s consideration. Autobytel cannot give any assurances as to what actions the Listing Council may take, but such actions could include delisting its shares from The Nasdaq National Market. In addition, if Autobytel is unable to comply with the conditions for continued listing required by the Panel, then its shares of common stock are subject to immediate delisting from The Nasdaq National Market. If its shares of common stock are delisted from The Nasdaq National Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market. If its common stock is no longer traded through a market system, it may not be liquid, which could affect its price.

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

The following discussion and analysis gives effect to the restatement described above in the Explanatory Note to this Form 10-Q and in Note 3 to our consolidated financial statements. Accordingly, some of the data set forth in this section is not comparable to discussions and data in our previously filed annual and quarterly reports for the corresponding periods.

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate the automotive Web sites Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com, and CarTV.com. We are also a leading provider of customer relationship management (CRM) products and programs, consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology.

We recently restated our consolidated financial statements for the full 2002 fiscal year, the first, second and third fiscal quarters of 2003, the full 2003 fiscal year and the first and second fiscal quarters of 2004. In connection with those restatements, there are currently pending against us and certain of our current directors and current and former officers certain purported class action and derivative lawsuits, as more fully described in “Part II. Item 1. Legal Proceedings”.

In September 2004, we filed a lawsuit for patent infringement against Dealix Corporation in order to protect certain of our intellectual property, as more fully described in “Part II. Item 1. Legal Proceedings”.

We expect our results of operations and financial condition during 2005 to be adversely affected by higher than expected operating costs, including an increase in customer acquisition costs and costs relating to compliance with the Sarbanes-Oxley Act of 2002, as well as costs associated with the restatements of our consolidated financial statements, the internal review, and the remediation of material weaknesses in our internal controls identified in our internal review. In addition, costs associated with defending purported class action and derivative lawsuits filed against us and certain current directors and current and former officers relating to the restatements of our consolidated financial statements, and costs associated with enforcing our intellectual property rights, including the lawsuit filed against Dealix Corporation for patent infringement, are also expected to increase our operating costs and adversely affect our results of operations and financial condition.

As we previously announced on November 15, 2004, Hoshi Printer resigned as our Executive Vice President and Chief Financial Officer effective November 15, 2004. Michael F. Schmidt, our Senior Vice President, Finance, assumed the functions of Chief Financial Officer pending our appointment of a Chief Financial Officer. On May 30, 2005, Mr. Schmidt was appointed as our Chief Financial Officer.

As previously announced, on April 1, 2005, Matthew McDowell, our Vice President and Controller and principal accounting officer, resigned as an employee of Autobytel. Michael F. Schmidt, our Chief Financial Officer, assumed the functions of principal accounting officer, pending our appointment of a Controller.

As we previously announced, on April 27, 2005, (i) Jeffrey Schwartz resigned as our Chief Executive Officer and President (but remains an employee in the role of Vice Chairman), (ii) Richard Post, a director, was elected as Chief Executive Officer and President, and (iii) Richard Walker, former Executive Vice President, Corporate Development and Strategy, was elected as Executive Vice President and Chief Operating Officer.

On April 9, 2004, we acquired iDriveonline, Inc. (iDriveonline), now Retention Performance Marketing, Inc., a provider of customer loyalty and retention marketing programs for the automotive industry. On April 15, 2004, we acquired Stoneage Corporation (Stoneage), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site.

We expect revenue from our business to continue growing in 2005. In addition, we have been able to better diversify our revenue mix. We reduced the percentage of revenue from lead fees and increased the percentage of revenue from CRM services.

We incurred approximately $0.5 million and $1.0 million in costs related to the integration of the iDriveonline and Stoneage acquisitions primarily for transition salaries, severance, retention bonuses and travel in the third and second quarter of 2004, respectively. We incurred an additional $0.1 million in integration related costs in the fourth quarter of 2004, most of which were related to the integration of technology. These costs are included in sales and marketing expenses, product and technology development expenses, and general and administrative expenses in the consolidated statements of operations.

As of September 30, 2004, we had $48.6 million in domestic cash, cash equivalents, and short-term and long-term investments.

We generated $2.6 million in cash from operations in the third quarter of 2004. For the nine months ended September 30, 2004, we generated $3.3 million in cash from operations. We may not be able to generate cash from operations in 2005.

In the third quarter of 2004, retail dealer relationships (including suspended dealers) declined by approximately 90. The decline was primarily attributable to the transition of approximately 100 retail dealer relationships to our enterprise dealer category and a decline of approximately 60 Car.com retail dealer relationships. In the third quarter of 2004, CRM customer relationships increased by approximately 80. During the first quarter of 2005, we experienced a net reduction of retail dealer relationships. Although management is taking actions to reverse this trend, there can be no assurance that it will not continue.

As of September 30, 2004, our lead referral dealer relationships consisted of approximately 6,400 retail dealer relationships (including approximately 170 suspended dealers), relationships with major dealer groups representing approximately 700 enterprise dealer relationships, and six direct relationships encompassing 16 brands with automotive manufacturers or their automotive buying service affiliates representing up to approximately 17,100 enterprise dealer relationships. As of June 30, 2004, our lead referral dealer relationships consisted of approximately 6,500 retail dealer relationships (including 109 suspended dealers), relationships with major dealer groups representing approximately 600 enterprise dealer relationships, and six direct relationships encompassing 17 brands with automotive manufacturers or their automotive buying service affiliates representing up to approximately 22,800 enterprise dealer relationships. As of September 30, 2004, the CRM customer relationships consisted of approximately 2,700 WebControl and approximately 730 RPM customer relationships. As of June 30, 2004, the CRM customer relationships consisted of approximately 2,690 WebControl and approximately 680 RPM customer relationships. As an example of how we calculate these relationships, a dealer that subscribes to the Autobytel.com new car program and the Autoweb.com new car program accounts for two retail dealer relationships, and a dealer that subscribes to our WebControl product and RPM program accounts for two CRM customer relationships. As a further example, a dealer group that owns three different franchises and that subscribes to the Autoweb.com new car program for all such franchises accounts for three retail dealer relationships. WebControl customer relationships are accounted for based on the number of customers using WebControl, rather than the number of franchises owned by a given customer. We no longer include iManager product relationships within CRM customer relationships, as we are offering dealers who use iManager the opportunity to migrate to WebControl. Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests or performance of services has been suspended. The number of dealer and customer relationships as of September 30, 2004 and June 30, 2004 referred to above was determined in conformity with the methodology described above.

On March 31, 2004, we adopted the provisions of FIN 46R and determined we were the primary beneficiary of Autobytel.Europe. As a result of adopting FIN46R, we consolidated in our consolidated financial statements at September 30, 2004, approximately $8.1 million in cash and cash equivalents, $0.1 million in other assets, $0.2 million in liabilities and $4.1 million representing the 51% ownership in Autobytel.Europe belonging to Autobytel.Europe’s other shareholder.

We conduct our business within one business segment, which is defined as providing automotive marketing services.

We classify our revenues as lead fees, advertising, customer relationship management (CRM) services, and data, applications and other. Prior to January 1, 2004, we had classified our revenues as program fees, enterprise sales, advertising and other products and services. Amounts for 2003 have been reclassified to conform to the 2004 presentation. There was no impact on total revenue as a result of the reclassification.

Lead fees consist of car buying purchase request fees for new and used cars, and finance request fees.

Fees for car buying purchase requests are paid by retail dealers, enterprise dealers and automotive manufacturers or their buying service affiliates who participate in our online car buying referral networks. Beginning on April 15, 2004, lead fees include fees paid by retail dealers, enterprise dealers and automotive manufacturers who participate in our Car.com online car buying referral network. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include manufacturers such as General Motors, Ford and Mazda. Fees paid by customers participating in our car buying referral networks are comprised of monthly subscription and transaction fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided. Ongoing fixed monthly subscription fees are based, among other things, on the size of territory, demographics and, indirectly, the transmittal of purchase requests to customers participating in our car buying referral networks. Transaction fees are based on the number of purchase requests provided to retail and enterprise dealers and automotive manufacturers each month.

Generally, our dealer contracts are terminable on 30 days’ notice by either party. As of September 30, 2004, a major manufacturer in our program accounted for up to approximately 8,600 enterprise dealer relationships. This program with a major manufacturer automatically extends in one month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. We intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers.

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

For the three months ended September 30, 2004 and 2003, lead fees were $22.4 million and $16.1 million, or 69% and 71% of total revenues in the third quarter of 2004 and 2003, respectively. We expect to derive a majority of our revenues in the foreseeable future from retail dealers, enterprise dealers and automotive manufacturers that participate in our online car buying referral networks and dealers, finance request intermediaries, and automotive finance companies that participate in our Car.com finance referral network.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites, as well as through direct marketing offerings. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively on any of our Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Beginning April 15, 2004, advertising revenues include fees paid by automotive manufacturers who advertise on our Car.com Web site.

Revenues from advertising were $3.6 million and $2.7 million in the third quarter of 2004 and 2003, or 11% and 12% of total revenues, in the third quarter of 2004 and 2003, respectively. With further selling of additional advertising inventory, an increase in Internet advertising spending by automotive manufacturers, the acquisition of Stoneage in April 2004 and the addition of new and higher priced products, such as rich media and direct marketing offerings, we anticipate that our advertising revenues in 2005 will increase compared to 2004.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of WebControl System (WebControl), our customer lead management product, Retention Performance Marketing (RPM) and iDriveonline, our customer loyalty and retention marketing programs, and Automotive Download Services (ADS), our data extraction service. CRM services include fees from WebControl and ADS beginning on June 4, 2003, and fees from dealers using the iDriveonline program beginning on April 9, 2004. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $5.4 million and $2.5 million, or 17% and 11% of total revenues, in the third quarter of 2004 and 2003, respectively. We expect revenues from our CRM services to increase in 2005 compared to 2004 due to an increase in WebControl and RPM revenues, and the addition of iDriveonline dealers in April 2004.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. Revenues from data, applications and other were $1.1 million and $1.5 million, or 3% and 6% of total revenues, in the third quarter of 2004 and 2003, respectively. We develop our own data for use on our Web sites, and also make it available to third parties, such as automotive manufacturers and internet portals. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect revenues from data, applications and other to decline in 2005 compared to 2004.

Effective with the filing of this Quarterly Report on Form 10-Q, we modified our statement of operations presentation to better align reported results with internal operational measures and to provide increased understanding and transparency for investors. Operating expenses are now classified as cost of revenues, sales and marketing, product and technology development, general and administrative, and amortization of acquired intangible assets. Cost of revenues contain costs previously classified as sales and marketing, including traffic acquisition and related compensation costs, printing, production and postage for our customer loyalty and retention program, and fees paid to third parties for data and content included on our properties. Cost of revenues also contain costs previously classified as product and technology development including connectivity costs, technology license fees, amortization of acquired technology, amortization of internally developed technology, fees paid to third parties for data and content included on our properties, and server equipment depreciation. Other costs which have been reclassified are: (1) bad debt expense, which was previously classified as sales and marketing expense, is now classified as general and administrative expense, and (2) credit balances of customers, which were previously classified as accounts receivable, are now classified as other current liabilities. Additionally, we have reclassified auction rate securities as short-term investments that were previously classified as cash equivalents.

To enhance the quality of purchase requests, each purchase request is passed through our Quality Verification System (QVS)SM which uses filters and validation processes to identify consumers with valid purchase intent before delivering the purchase request to our retail and enterprise dealers. We believe the implementation of these quality enhancing processes allows us to deliver high quality purchase requests to our retail and enterprise dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer.

We delivered approximately 1.1 million and 0.8 million purchase requests through our online systems to retail and enterprise dealers in the third quarter of 2004 and 2003, respectively, including 0.3 million purchase requests delivered by Car.com in the third quarter of 2004. Of these, approximately 0.7 million and 0.6 million were delivered to retail dealers and approximately 0.4 million and 0.2 million were delivered to enterprise dealers in the third quarter of 2004 and 2003, respectively. Purchase requests delivered to retail dealers in the third quarter of 2004 increased by 0.1 million, or 17%, compared to the third quarter of 2003, due to the addition of new retail dealer relationships, including Car.com relationships. Purchase requests delivered to enterprise dealers in the third quarter of 2004 increased by 0.2 million, or 100%, compared to the third quarter of 2003, due to the addition of new enterprise relationships, the expansion of our existing relationships and the addition of Car.com relationships. The number of purchase requests we delivered to our retail and enterprise dealers declined in the first quarter of 2005 compared to the fourth quarter of 2004. Management is taking actions to reverse this trend. However, we cannot assure that this trend will not continue.

Additionally, we delivered approximately 0.2 million finance requests in the third quarter of 2004 to retail dealers, finance request intermediaries, and automotive finance companies as a result of the Car.com acquisition. We expect that the number of finance requests we deliver to retail dealers, finance request intermediaries, and automotive finance companies will increase in 2005 compared to 2004.

To enhance our retail dealers’ ability to sell cars using our programs, we developed and implemented various products and processes that allow us to provide high quality dealer support. We contact all retail dealers new to our programs to confirm their initiation on our programs and train their designated personnel on the use of our programs and products. We also contact our retail dealers on a regular basis to identify retail dealers who are not using our programs effectively, develop relationships with retail dealer principals and their personnel responsible for calling consumers and to inform our retail dealers about their effectiveness using surveys completed by purchase-intending consumers.

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

In the third quarter of 2004, we experienced a net reduction in our number of dealer relationships, primarily due to the cancellation of an enterprise relationship with Car.com by an automotive manufacturer. We cannot assure that we will be able to reduce dealer turnover. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

Because our primary revenue source is from lead fees, our business model is different from many other Internet commerce sites. The automobiles requested through our Web sites are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no significant cost of goods sold, no procurement, carrying or shipping costs and no inventory risk.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		Restated		Restated
Total revenues	100%	100%	100%	100%

Costs and expenses:
Cost of revenues	40	38	41	41
Sales and marketing	19	23	22	23
Product and technology development	16	19	17	18
General and administrative	14	12	14	14
Amortization of acquired intangible assets	—	—	1	—

Total costs and expenses	89	92	95	96

Income from operations	11	8	5	4
Other income	—	—	1	—

Income before income taxes	11	8	6	4
Provision for income taxes	—	—	—	—

Net income	11%	8%	6%	4%

Revenues by groups of similar services are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues:
Lead fees	$22,414	$16,094	$61,378	$47,632
Advertising	3,551	2,719	9,818	8,430
Customer relationship management (CRM) services	5,382	2,483	13,342	4,435
Data, applications and other	1,106	1,476	3,655	3,946

Total revenues	$32,453	$22,772	$88,193	$64,443

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues. Our revenues increased by $9.7 million, or 42%, to $32.5 million in the third quarter of 2004 compared to $22.8 million in the third quarter of 2003. The increase was due to growth in lead fees, CRM services and advertising. As a result of the acquisitions of iDriveonline and Stoneage on April 9, 2004 and April 15, 2004, respectively, revenues include $1.6 million from dealers using iDriveonline’s customer loyalty and retention marketing programs and $5.2 million from customers using Stoneage services in the third quarter of 2004.

Lead Fees. Lead fees increased by $6.3 million, or 39%, to $22.4 million in the third quarter of 2004 compared to $16.1 million in the third quarter of 2003. The increase was due to the delivery of an additional 0.3 million purchase requests to our retail and enterprise dealers and 0.2 million in finance requests delivered to dealers, finance request intermediaries, and automotive finance companies in the third quarter of 2004 when compared to the third quarter of 2003. The increase in purchase requests was primarily due to purchase requests delivered to Car.com retail and enterprise dealers. Additionally, we increased our fees per purchase request for some dealers in the third quarter of 2004. Lead fees and the number of purchase requests we delivered to dealers declined in the first quarter of 2005 compared to the fourth quarter of 2004. Management is taking actions to reverse this trend. However, we cannot assure that this trend will not continue.

Advertising. Advertising revenue increased by $0.8 million, or 31%, to $3.6 million in the third quarter of 2004 compared to $2.7 million in the third quarter of 2003. The increase was primarily due to higher spending by automotive manufacturers, additional Web site advertising sales to Car.com customers and the addition of new products, such as rich media and direct marketing offerings. With further selling of additional available advertising inventory, an increase in Internet advertising spending by automotive manufacturers, the acquisition of Stoneage in April 2004, and the addition of new and higher priced products, such as rich media and direct marketing offerings, we expect our advertising revenues to increase in 2005 compared to 2004.

CRM Services. CRM services increased by $2.9 million, or 117%, to $5.4 million in the third quarter of 2004 compared to $2.5 million in the third quarter of 2003. The increase was due to an increase in RPM revenues, higher fees from iDriveonline’s customer loyalty and retention marketing programs and fees from WebControl products and ADS services. We expect revenues from our CRM services to increase in 2005 compared to 2004 due to an increase in WebControl and RPM revenues and the addition of iDriveonline dealers in April 2004.

Data, Applications and Other. Revenues from data, applications and other decreased by $0.4 million or 25%, to $1.1 million in the third quarter of 2004 compared to $1.5 million in the third quarter of 2003. The decrease is primarily due to a decrease in fees from customers who use our automotive marketing data and technology through our Automotive Information Center (AIC) division, classified advertising service and training. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect data, applications and other to decline in 2005 compared to 2004.

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

Cost of revenues increased by $4.3 million or 50% to $13.0 million in the third quarter of 2004 compared to $8.7 million in 2004. This represents 40% and 38% of total revenues for the third quarter of 2004 and 2003, respectively. The increase was due to a $3.7 million increase in the costs of purchase and finance requests acquired from third parties and a $0.7 million increase in printing, production, and postage costs for our customer loyalty and retention program. This increase was offset by a $0.1 million decrease in amortization of capitalized internal use software due to certain costs that were fully amortized during the first half of 2004. The increase in purchase request and finance request costs was primarily due to the increased delivery of purchase requests and finance requests, primarily as a result of the acquisition of Stoneage. The increase in printing, production and postage costs was due to the increase in our RPM business and the acquisition of Stoneage and iDriveonline. We expect our costs of revenue to increase in 2005 compared to 2004.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, as well as personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. Sales and marketing expense increased by $1.1 million, or 21%, to $6.3 million in the third quarter of 2004 compared to $5.2 million in the third quarter of 2003. This represents 19% and 23% of total revenues for the third quarter of 2004 and 2003, respectively. The increase was due to a $1.0 million increase in costs associated with sales and customer relationship maintenance, a $0.3 million increase in traditional advertising expenses, offset by a $0.2 million decrease in other marketing costs, including compensation costs. The increase in sales and customer relationship maintenance was due to higher personnel costs related to increased sales and headcount. The increase in traditional advertising expenses, was partially a result of the acquisition of Stoneage and iDriveonline. We expect our sales and marketing expenses to increase in 2005 compared to 2004.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, costs related to data and technology development and amortization of software development costs. Product and technology development expense increased by $0.7 million, or 17%, to $5.1 million in the third quarter of 2004 compared to $4.4 million in the third quarter of 2003. This represents 16% and 19% of total revenues for the third quarter of 2004 and 2003, respectively. The increase was due to higher personnel and related costs of $0.6 million and a $0.1 million increase in other expenses. The higher personnel and related costs are associated with the increase in headcount, largely from the acquisitions of iDriveonline and Stoneage. Also included in this increase are integration related expenses, such as transition salaries and retention bonuses, and costs associated with our efforts to comply with Sarbanes-Oxley. We expect our product and technology development expenses to increase in 2005 compared to 2004.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $1.7 million, or 62%, to $4.4 million in the third quarter of 2004 compared to $2.7 million in the third quarter of 2003. This represents 14% and 12% of total revenues for the third quarter of 2004 and 2003, respectively. The increase was primarily due to a $0.7 million increase in public company expenses primarily related to compliance with the Sarbanes-Oxley Act, a $0.5 million increase in legal and recruiting fees, a $0.3 million increase in the estimate of bad debt expense that could result from the inability or failure of our customers to pay for our services and a $0.2 million impairment charge of intangible assets related to certain Car.com customer relationships. We expect our general and administrative expenses to increase in 2005 compared to 2004 due to costs relating to compliance with the Sarbanes-Oxley Act of 2002, costs associated with the restatements of our consolidated financial statements, costs associated with remediation of material weaknesses in our internal controls identified in our internal review, costs associated with defending purported class action and derivative lawsuits filed against us and certain current directors and current and former officers relating to the restatements of our consolidated financial statements, and costs associated with enforcing our intellectual property rights, including the lawsuit filed against Dealix Corporation for patent infringement.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and Stoneage acquisitions. Amortization of acquired intangible assets increased by $0.5 million during the nine months ended September 30, 2004 compared to the same period in 2003. The increase was due to the acquisitions of iDriveonline and Stoneage.

Interest Income. In the third quarter of 2004, interest income increased by $0.1 million, to $0.2 million compared to $0.1 million in the third quarter of 2003. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Income in Equity Investee. Income in equity investee in the third quarter of 2003 represents our share of income in Autobytel.Europe.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes. In the third quarter of 2004, a $0.1 million provision for state income taxes has been recorded compared to a nominal amount in the third quarter of 2003. The increase in provision for state income taxes is primarily due to the acquisitions of Stoneage and AVV in April 2004 and June 2003, respectively, which generated taxable income in their jurisdictions. In the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We have net operating loss carryforwards that expire in various years through

2023. We also have federal and state research tax credit carryforwards. The federal research tax credits expire in various years through 2022. The state research tax credits do not expire. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the carryforwards before utilization. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. At the end of each reporting period, we evaluate whether it is more likely than not that our deferred tax assets are not realizable. While we believe that such deferred tax assets were not realizable at September 30, 2004, our assessment may change in future periods if we generate positive operating results and such adjustment would impact our provision for income taxes in the period of such change.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Our revenues increased by $23.8 million, or 37%, to $88.2 million in the nine months ended September 30, 2004 compared to $64.4 million for the same period in 2003. The increase was due to growth in lead fees, advertising, and CRM services coupled with the benefit of WebControl and ADS for a full nine months. As a result of the acquisitions of iDriveonline and Stoneage, revenues include $3.0 million from dealers using iDriveonline’s customer loyalty and retention marketing programs and $10.4 million from dealers using Stoneage services in the nine months ended September 30, 2004.

Lead Fees. Lead fees increased by $13.7 million, or 29%, to $61.4 million in the nine months ended September 30, 2004 compared to $47.6 million for the same period in 2003. The increase was due to the delivery of an additional 0.7 million purchase requests to our retail and enterprise dealers and 0.3 million finance requests delivered to dealers, finance request intermediaries, and automotive finance companies in the nine months ended September 30, 2004 when compared to the same period in 2003. The increase in purchase requests was primarily due to purchase requests delivered to Car.com retail and enterprise dealers. Additionally, we increased our fees per purchase request for some dealers in the third quarter of 2004. Lead fees and the number of purchase requests we delivered to dealers declined in the first quarter of 2005 compared to the fourth quarter of 2004. Management is taking actions to reverse this trend. However, we cannot assure that this trend will not continue.

Advertising. Advertising revenue increased by $1.4 million, or 16%, to $9.8 million in the nine months ended September 30, 2004 compared to $8.4 million for the same period in 2003. The increase was primarily due to higher spending by automotive manufacturers, the additional Web site advertising sales to Car.com customers and the addition of new products, such as rich media and email offerings. With further selling of additional available advertising inventory, an increase in Internet advertising spending by automotive manufacturers, the acquisition of Stoneage in April 2004, and the addition of new and higher priced products, such as rich media and direct marketing offerings, we expect our advertising revenues to increase in 2005 compared to 2004.

CRM Services. CRM services increased by $8.9 million to $13.3 million in the nine months ended September 30, 2004 compared to $4.4 million for the same period in 2003. The increase was due to an increase in RPM revenues, higher fees from iDriveonline’s customer loyalty and retention marketing programs and fees from WebControl products and ADS services. We expect revenues from our CRM services to increase in 2005 compared to 2004 due to an increase in WebControl and RPM revenues and the addition of iDriveonline dealers in April 2004.

Data, Applications and Other. Revenues from data, applications and other decreased by $0.3 million or 7%, to $3.7 million in the nine months ended September 30, 2004 compared to $3.9 million for the same period in 2003. The decrease is primarily due to a decrease in fees from customers who use our automotive marketing data and technology through our Automotive Information Center (AIC) division, classified advertising service and training, partially offset by the consolidation of Autobytel.Europe beginning April 1, 2004. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect data, applications and other to decline in 2005 compared to 2004.

Cost of Revenues. Cost of revenues increased by $9.8 million or 37% to $36.5 million in the nine months ended September 30, 2004 compared to $26.6 million for the same period in 2003. This represents a 41% of total revenues for both the nine months ended September 30, 2004 and 2003. The increase was due to a $7.4 million increase in the costs of purchase and finance requests acquired from third parties, a $1.6 million increase in printing, production, and postage costs for our customer loyalty and retention program, a $0.3 million increase in compensation costs, a $0.4 million increase in data content and license fees and a $0.1 million increase in hosting and internet connectivity charges. The increase in purchase request and finance request costs was primarily due to the increased delivery of purchase requests and finance requests, primarily as a result of the acquisition of Stoneage. The increase in printing, production and postage costs and data content and license fees were due to the increase in our RPM business and the acquisition of and iDriveonline. We expect our costs of revenue to increase in 2005 compared to 2004.

Sales and Marketing. Sales and marketing expense increased by $4.6 million, or 31%, to $19.4 million in the nine months ended September 30, 2004 compared to $14.8 million for the same period in 2003. This represents 22% and 23% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. The increase was due to a $3.7 million increase in costs associated with sales and customer relationship maintenance, a $1.0 million increase in traditional advertising expenses, offset by a $0.1 million decrease in compensation costs. The increase in sales and customer relationship maintenance was due to higher personnel costs related to increase sales and headcount. The increase in traditional advertising expenses and sales personnel and compensation costs was partially a result of the acquisition of Stoneage and iDriveonline. We expect our sales and marketing expenses to increase in 2005 compared to 2004.

Product and Technology Development. Product and technology development expense increased by $3.7 million, or 33%, to $14.9 million in the nine months ended September 30, 2004 compared to $11.2 million for the same period in 2003. This represents 17% and 18% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. The increase was due to higher personnel and related costs of $3.2 million, a $0.3 million increase in telephone costs related to our voice communications and a $0.2 million increase in other expenses. The higher personnel and related costs is associated with the increase in headcount, largely from the acquisition of iDriveonline and Stoneage. Also included in this increase are integration related expenses, such as transition salaries and retention bonuses, and costs associated with our efforts to comply with Sarbanes-Oxley. We expect our product and technology development expenses to increase in 2005 compared to 2004.

General and Administrative. General and administrative expense increased by $2.8 million, or 30%, to $11.9 million in the nine months ended September 30, 2004 compared to $9.2 million for the same period in 2003. This represents 14% of total revenues for both the nine months ended September 30, 2004 and 2003. The increase was due to $1.1 million in higher compensation and related costs and an increase in headcount, $0.1 million in severance costs associated with the separation of an employee from us, a $1.1 million increase in public company expenses primarily related to compliance with the Sarbanes-Oxley Act, a $0.5 million increase in legal and recruiting fees, a $0.3 million related to an abandoned acquisition and a $0.2 million impairment charge of intangible assets related to certain Car.com customer relationships offset by a $0.2 million reduction in the estimated provision for bad debt and a $0.3 million decrease in insurance costs and other expenses. We expect our general and administrative expenses to increase in 2005 compared to 2004 due to costs relating to compliance with the Sarbanes-Oxley Act of 2002, costs associated with the restatements of our consolidated financial statements, costs associated with remediation of material weaknesses in our internal controls identified in our internal review, costs associated with defending purported class action and derivative lawsuits filed against us and certain current directors and current and former officers relating to the restatements of our consolidated financial statements, and costs associated with enforcing our intellectual property rights, including the lawsuit filed against Dealix Corporation for patent infringement.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and

Stoneage acquisitions. Amortization of acquired intangible assets increased by $0.7 million during the nine months ended September 30, 2004 compared to the same period in 2004. The increase was due to the acquisitions of iDriveonline and Stoneage.

Interest Income. In the nine months ended September 30, 2004, interest income increased by $0.4 million, to $0.6 million compared to $0.2 million for the same period in 2003. The increase in interest income was due to higher cash balances as a result of the sale of five million shares of common stock in a private placement for net proceeds of $25.6 million in June 2003 and the investment of our cash in accounts yielding higher interest rates.

Loss in Equity Investee. Loss in equity investee in the nine months ended September 30, 2004 represents our share of income in Autobytel.Europe prior to April 1, 2004.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Stock Options Granted in 2004

From January 1, 2004 through September 30, 2004, we granted stock options to purchase 1,793,000 shares of common stock under our 1996 Stock Incentive Plan, 1999 Employee and Acquisition Related Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan and the 2004 Restricted Stock and Option Plan. The stock options were granted at our common stock closing price on the date of grant. As of September 30, 2004, we had approximately 8.0 million outstanding stock options.

Employees

As of September 30, 2004, we had a total of 405 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our domestic cash, cash equivalents, and short-term and long-term investments totaled $48.6 million as of September 30, 2004, an increase of $2.4 million in the third quarter of 2004. As of September 30, 2004, we had $20.1 million in domestic cash and cash equivalents. As of September 30, 2004, restricted international cash and cash equivalents held by Autobytel.Europe were $8.1 million for use as directed by Autobytel.Europe. Restricted international cash and cash equivalents are not available to us.

Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 2004 compared to $6.7 million for the same period in 2003. Net cash provided by operating activities for the nine months ended September 30, 2004 resulted from net income for the period before non-cash charges, partially offset by an increase in accounts receivable, prepaid expenses and other current assets coupled with a decrease in accounts payable, accrued expenses, deferred revenues and accrued international licensee liabilities. A $2.2 million increase in accounts receivable was due to higher billing as a result of increased revenues. A $0.5 million increase in prepaid expenses and other current assets was primarily due to the payment of insurance premiums during the first half of 2004, prepaid postage and other prepaid expenses, offset by the amortization of the insurance premiums. A $0.4 million decrease in accounts payable was primarily due to the payout of the liabilities assumed from the acquisition of Stoneage and iDriveonline. A $1.0 million decrease in accrued expenses was primarily due to the payout of accrued compensation costs. A $0.6 million decrease in deferred revenue is primarily due to revenue recognized for our services provided to iDriveonline dealers that were billed prior to the acquisition of iDriveonline, and a decline in deferred revenue related to Web site advertising, automotive data and technology license fees, international license fees and dealers paying ongoing fixed monthly subscription fees for the nine months ended September 30, 2004 that were billed in 2003. A $1.5 million decrease in accrued international licensee liabilities was due to payments made in April 2004 by Autobytel.Europe to Autobytel.Europe licensees for amounts due under agreements entered into in March 2002.

Net cash provided by operating activities for the nine months ended September 30, 2003 primarily resulted from the net income for the period before non-cash charges, a decrease in prepaid expenses and other current assets, partially offset by an increase in accounts receivable. The $2.4 million decrease in prepaid expenses and other current assets was primarily due to the amortization of prepaid fees related to a marketing agreement, our participation at an annual trade show held in the first quarter of 2003 and the settlement of escrow funds. The $2.0 million increase in accounts receivable was due to higher billing as a result of increased revenues.

Net cash used in investing activities was $32.6 million for the nine months ended September 30, 2004 and $3.5 million for the same period in 2003. Cash used in investing activities in the nine months ended September 30, 2004 was related to the acquisitions of Stoneage and iDriveonline, net purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities and purchases of property and equipment, offset by the increase in restricted cash. Cash used in investing activities in 2003 was related to the acquisition of AVV, Inc. and the purchase of property and equipment, offset by $2.2 million received as a partial return of our investment in Autobytel.Europe.

Net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2004 and $28.1 million for the same period in 2003. Cash provided by financing activities in the nine months ended September 30, 2004 was due to proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options, offset by payments of capital lease obligations assumed in the Stoneage acquisition. Cash provided by financing activities in 2003 was due to proceeds received from the sale of common stock in a private placement, through our employee stock purchase plan and the exercise of stock options.

Our cash requirements depend on several factors, including:

•	the level of expenditures on marketing and advertising, including the cost of contractual arrangements with Internet portals, online information providers and other referral sources,

•	the level of expenditures on product and technology development,

•	the level of expenditures for general and administrative matters,

•	the ability to increase the volume of purchase requests and finance requests and transactions related to our Web sites,

•	the amount and timing of cash collection and disbursements,

•	the cash portion of acquisition transactions and joint ventures, and

•	costs of ongoing litigation and any adverse judgments resulting from such litigation.

We estimate and record allowances for potential bad debts and customer credits based on our historical bad debt and customer credit experience, which is consistent with our past practice.

The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated allowance for bad debts are recorded as an increase in sales and marketing expenses. Reductions in the estimated allowance for bad debts are recorded as a decrease in sales and marketing expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts and have no impact on operating expenses.

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

During the three months and nine months ended September 30, 2004, we added $1.0 million and $1.3 million, respectively, to our domestic allowances for bad debts and customer credits. Also during the three months and nine months ended September 30, 2004, we wrote-off $0.9 million and $2.1 million, respectively, from our previously established allowances for bad debts and customer credits. The write-offs had no impact on our revenues or operating expenses. As of September 30, 2004, our estimated allowances for domestic bad debts and customer credits have increased to $1.0 million, or 6% of gross accounts receivable from $0.8 million, or 5%, of gross accounts receivable, as of June 30, 2004 and declined from $1.8 million, or 13%, of gross accounts receivable as of December 31, 2003.

With the adoption of FIN 46R on March 31, 2004, we consolidated Autobytel.Europe into our consolidated financial statements. As of March 31, 2004, Autobytel.Europe had an estimated reserve for bad debt of $0.8 million. In the second quarter of 2004, Autobytel.Europe wrote-off the majority of the estimated bad debt reserve balance which had no impact on Autobytel.Europe’s or our operating expenses.

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

Although we forecast and budget cash requirements, assumptions underlying the estimates may change and could have a material impact on our cash requirements. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

Car.com’s contractual obligations include an operating lease for its facility. As of September 30, 2004, the aggregate minimum lease payments were $0.2 million expiring on various dates through June 2005.

Recent Accounting Pronouncements

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

The accounting guidance of EITF 03-1 was initially effective on July 1, 2004. However, on September 30, 2004, the FASB issued a FASB Staff Position (“FSP”) that delayed the effective date of the measurement and recognition guidance included in EITF 03-1 (the annual disclosure requirements have not been deferred). The effective date has been delayed so that the FASB can consider providing additional implementation guidance.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures in Note 2 of the Notes to Consolidated Financial Statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, or FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, we will not be entitled to this special deduction in 2005, as the deduction is applied to taxable income after taking into account net operating loss carryforwards, and we have significant net operating loss carryforwards that will fully offset taxable income. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun its analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on our consolidated financial position or results of operations.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We do not expect the impact SAB 107, which became effective on March 29, 2005, to have a material impact on our consolidated financial position, results of operations or cash flows.

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

We have incurred losses every quarter through the third quarter of 2002 and have achieved profitability from the fourth quarter of 2002 through the fourth quarter of 2004. We incurred a loss in the first quarter of 2005, primarily because of the costs related to the restatements of our financial statements and the internal review related to those restatements. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $149.3 million as of September 30, 2004 and $154.2 million as of December 31, 2003.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of internal control over financial reporting as of December 31, 2004, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse affect on our ability to operate our business. Please see Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for more information regarding the measures we have commenced to implement, and which we intend to implement during the course of 2005, which are designed to remediate the deficiencies in our internal controls described in our Management’s Report On Internal Control Over Financial Reporting set forth on page F-2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The costs of remediating such deficiencies in our internal controls will adversely affect our financial condition and results of operations. In addition, even after the remedial measures discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 are fully implemented, our internal controls will not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

The impact of ongoing purported class action and derivative litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our consolidated financial statements and the potential liability from any such litigation or regulatory action could harm our business.

We recently restated our consolidated financial statements for the full 2002 fiscal year, the full 2003 fiscal year, the first, second and third fiscal quarters of 2003, and the first and second fiscal quarters of 2004. We, and certain of our present directors and present and former officers, are defendants in certain purported class action litigations pending in the United States District Court for the Central District of California, as described more fully in “Part II. Item 1. Legal Proceedings”. The claims were brought on behalf of our stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims in all of these purported class actions are virtually identical, and purport to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that we misrepresented and omitted material facts with respect to our financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint seeks unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees.

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

As a result of the restatement of our consolidated financial statements described above, we could become subject to additional purported class action, derivative, or other securities litigation. In addition, regulatory agencies, such as the Securities and Exchange Commission, could commence an investigation relating to the restatement of our consolidated financial statements. As of the date hereof, we are not aware of any additional litigation or investigation having been commenced against us related to these matters, but we cannot predict whether any such litigation or regulatory investigation will be commenced or, if it is, the outcome of any such litigation or investigation. If any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed. The initiation of any additional securities litigation, together with the lawsuits described above, may also harm our business and financial condition.

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

The majority of our revenues are derived from fees paid by our networks of participating retail and enterprise dealers. A few agreements account for substantially all of our enterprise dealer relationships. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. If dealer attrition increases or the number of purchase requests accepted from us decreases and we are unable to add new dealers to mitigate the attrition or decrease in number of accepted requests, our revenues will decrease. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests at prices acceptable to dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. If the number of dealers in our networks declines, our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected. In addition, if automotive manufacturers or major dealer groups force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition.

Generally, our retail dealer agreements are cancelable by either party upon 30 days notice. Participating retail dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. We cannot assure that retail dealers will not terminate their agreements with us. Our business is dependent upon our ability to attract and retain qualified new and used vehicle retail dealers, major dealer groups and automotive manufacturers. In order for us to grow or maintain our dealer networks, we need to reduce our dealer attrition. We cannot assure that we will be able to reduce the level of dealer attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition.

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

Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is relatively new, and competition among commercial Web sites may increase significantly in the future. Our business is characterized by minimal technical barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names and deliver satisfactory value to our customers. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We compete with other entities which maintain similar commercial Web sites including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. The WebControl product competes with products from companies such as Reynolds and Reynolds and Cobalt Systems Corporation. Our customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., Minacs, Online Administrators and Teletech.

We believe that the principal competitive factors in the online market are:

•	brand recognition,

•	dealer return on investment,

•	speed and quality of fulfillment,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of integrated products and services,

•	ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service, and

•	technical expertise.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

•	our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

•	the announcement or introduction of new or enhanced sites, services and products by us or our competitors,

•	general economic conditions and economic conditions specific to the Internet, online commerce or the automotive industry,

•	a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us,

•	our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner,

•	the level of traffic on our Web sites and other sites that refer traffic to our Web sites,

•	technical difficulties, system downtime, Internet brownouts or electricity blackouts,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, and our participation in an annual trade show,

•	costs relating to remediation of material weaknesses in internal controls identified in our internal review,

•	costs of defending and enforcing our intellectual property rights,

•	governmental regulation, and

•	unforeseen events affecting the industry.

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

Zero percent financing offered by manufacturers in 2002 and 2003 may negatively affect vehicle sales in 2004. Consumers may have accelerated their planned vehicle purchases from 2004 to 2003 and 2002. At some point in the future, manufacturers may decrease current levels of incentive spending on new vehicles, which has served to drive sales volume in the past. Such a reduction in incentives could lead to a decline in demand for new vehicles. A decline in vehicle purchases may result in a decline in demand for our services which could adversely affect our business, financial condition and results of operations.

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

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the Autobytel.com, Autoweb.com, Car.com, CarSmart.com,

and other brands will depend largely on our ability to obtain a leadership position in Internet commerce. If dealers and manufacturers do not perceive us as an effective channel for increasing vehicle sales, or consumers do not perceive us as offering reliable information concerning new and used vehicles, as well as referrals to high quality dealers, in a user-friendly manner that reduces the time spent for vehicle purchases, we will be unsuccessful in promoting and maintaining our brands. Our brands may not be able to gain widespread acceptance among consumers or dealers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

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

We must also:

•	test, introduce and develop new services and products, including enhancing our Web sites,

•	expand the breadth of products and services offered,

•	expand our market presence through relationships with third parties, and

•	acquire new or complementary businesses, products or technologies.

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

We may evaluate potential acquisitions which we believe will complement or enhance our existing business. However, currently we do not expect to consummate acquisitions in the near future as we focus on our business and remedial actions necessary to address material weaknesses in our internal controls identified in our internal review. If we acquire other companies in the future, it may dilute the value of existing stockholders’ ownership. The impact of dilution may restrict our ability or otherwise not allow us to consummate acquisitions. Issuance of equity securities may restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and other acquired intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.

We recently acquired iDriveonline, Inc., which we renamed Retention Performance Marketing, Inc., and Stoneage Corporation, which we renamed Car.com, Inc. Acquisitions involve numerous risks. For example:

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

Our success is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. If we are required to invest substantial amounts in technology, our results of operations will suffer.

The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Web sites and technology obsolete. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our Web sites and CRM systems and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our Web sites and CRM systems, or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our results of operations will suffer.

We are vulnerable to electricity blackouts and communications system interruptions. The majority of our primary servers are located in a single location. If electricity or communications to that location or to our headquarters were interrupted, our operations would be adversely affected.

With the exception of the Car.com Web site and certain related systems, our production Web sites and certain systems, including Autobytel.com, Autoweb.com, CarSmart.com, AutoSite.com, AVV.com, iDriveonline and RPM are currently hosted at secure third-party hosting facilities. We host the Car.com Web site and certain related systems at Car.com’s facilities. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future.

Our main production systems and our accounting, finance and contract management systems are hosted in a secure facility with generators and other alternate power supplies in case of a power outage. However, our corporate offices, where we have the users and limited applications for our accounting, finance and contract management systems, are vulnerable to wide-scale power outages. To date, we have not been significantly affected by blackouts or other interruptions in service. In the event we are affected by interruptions in service, our business, results of operations and financial condition could be materially and adversely affected.

We maintain business interruption insurance which pays up to $8.6 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses.

Internet commerce is relatively new and evolving with few profitable business models. We cannot assure that our business model will be profitable in the future.

The market for Internet-based purchasing services has only recently begun to develop and is rapidly evolving. While many Internet commerce companies have grown in terms of revenues, few are profitable. We cannot assure that we will be profitable in the future. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there are few proven services and products. Moreover, since the market for our services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market.

If consumers do not continue to adopt Internet commerce as a mainstream medium of commerce or if automotive industry participants do not continue to accept the role of third-party online services, our revenues may not grow and our earnings may suffer.

The success of our services will continue to depend upon the adoption of the Internet by consumers and dealers as a mainstream medium for commerce and/or the willingness of automotive manufacturers to cooperate with third-party services. While we believe that our services offer significant advantages to consumers and dealers, there can be no assurance of continued acceptance of our services by consumers, dealers or automotive companies. Our success assumes that consumers and dealers who have historically relied upon traditional means of commerce to purchase or lease vehicles, and to procure vehicle financing and insurance, will continue to accept new methods of conducting business and exchanging information and that automotive manufacturers will continue to accept a role for all make, all model third-party sites such as ours that allow for comparisons. In addition, dealers must continue to adopt new selling models and be trained to use and invest in developing technologies. If the market for Internet-based vehicle marketing services fails to develop, develops slower than expected, faces opposition or becomes saturated with competitors, or if our services do not continue to be accepted, our business, results of operations and financial condition may be materially and adversely affected.

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

Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Recently, the stock market in general and the shares of emerging companies in particular have experienced significant price fluctuations. The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in our quarterly operating results,

•	historical and anticipated operating metrics such as the number of participating dealers, the visitors to our Web sites and the frequency with which they transact,

•	announcements of new product or service offerings,

•	technological innovations,

•	competitive developments, including actions by automotive manufacturers,

•	changes in financial estimates by securities analysts or our failure to meet such estimates,

•	conditions and trends in the Internet, electronic commerce and automotive industries,

•	our ability to comply with the conditions to continued listing of our stock on The Nasdaq National Market,

•	adoption of new accounting standards affecting the technology or automotive industry and

•	general market conditions and other factors.

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

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could cause us to have liability to one or more third parties and disrupt all or part of our operations. A party able to circumvent our security measures could misappropriate proprietary information, customer information or consumer information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly as a means of conducting commercial transactions. To the extent that our activities or those of third-party contractors involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our current insurance program may protect us against some, but not all, of such losses. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

We depend on continued technological improvements in our systems and in the Internet overall. If we are unable to handle an unexpectedly large increase in volume of consumers using our Web sites, we cannot assure our consumers or dealers that purchase requests will be efficiently processed and our business may suffer.

If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to continue to support the demands placed on it by such potential growth. The Internet may not continue to be a viable commercial medium because of inadequate development of the necessary infrastructure, timely development of complementary products, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation.

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

Our ability to compete depends upon our proprietary systems and technology. While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. As part of our confidentiality procedures, we generally enter into confidentiality agreements with our employees and consultants and limit access to our trade secrets and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims or infringement or invalidity. We filed one such lawsuit, which is currently pending, to protect our patent. Such litigation, even if successful, could result in substantial costs and diversion of resources and management attention and could materially adversely affect our business, results of operations and financial condition. Misappropriation of our intellectual property or potential litigation could also have a material adverse effect on our business, results of operations and financial condition.

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

We currently anticipate that our cash, cash equivalents and short-term and long-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We may need to raise additional funds sooner, however, in order to develop new or enhance existing services or products, or to respond to competitive pressures. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to develop or enhance services or products or respond to competitive pressures would be significantly limited. In addition, our ability to continue to operate our business may also be materially adversely affected in the event additional financing is not available when required. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Item 4. Controls and Procedures

As more fully described in the Explanatory Note to this Quarterly Report on Form 10-Q and in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we have restated our financial statements for the full 2002 fiscal year, the first, second, and third fiscal quarters of 2003, the full 2003 fiscal year, and the first and second fiscal quarters of 2004.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the internal control deficiencies referenced in the Management’s Report On Internal Control Over Financial Reporting, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in alerting our management, including our principal executive officer and principal financial officer, to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. However, our Chief Executive Officer and our Chief Financial Officer, believe that the remedial measures described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, when implemented, will be designed to address the internal control deficiencies described in the Management’s Report On Internal Control Over Financial Reporting and should allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.

As of the end of the period covered by this report there were no changes in internal control over financial reporting that occurred during the last fiscal quarter of such period that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autobytel case. Autobytel has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. Autobytel would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autobytel to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autobytel currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autobytel is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Autobytel. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autobytel’s insurance carriers should arise, Autobytel’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy. At this point, all but one of the issuer defendants that are not in bankruptcy have approved the revised settlement agreement, which has been submitted to the Court. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autobytel is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, or whether such damages would have a material impact on our results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy. At this point, all but one of the issuer defendants that are not in bankruptcy have approved the revised settlement agreement, which has been submitted to the Court. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on our results of operations, financial condition or cash flows in any future period.

We have reviewed the above class action matters and do not believe that it is probable that a loss contingency has occurred, therefore, no amounts have been recorded in our consolidated financial statements.

On September 24, 2004, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, we assert infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation, assert that Dealix Corporation is infringing our patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests, assert damages, and seek a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005 and February 1, 2005, in which it asserts typical defensive counterclaims denying infringement and challenging the validity of the patent. Dealix Corporation also seeks attorney’s fees and costs. We expect to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against us and certain of our current directors and current and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions are virtually identical, and purport to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that we misrepresented and omitted material facts with respect to our financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint seeks unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees.

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. Additional lawsuits asserting the same or similar claims may be filed as well. We intend to defend the claims vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on our results of operations, financial condition, and cash flows.

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

We intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations, financial condition, and cash flows.

From time to time, we are involved in other litigation matters arising from the normal course of our business activities. The actions filed against us and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect our business, results of operations, financial condition, and cash flows.

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

Item 5. Other Information

On September 21, 2004, each of Andrew Donchak, Executive Vice President and Chief Marketing Officer, Hoshi Printer, our then Executive Vice President and Chief Financial Officer, Ariel Amir, Executive Vice President and General Counsel, and Richard Walker, Executive Vice President, Corporate Development and Strategy, received a grant of an option to purchase 75,000 shares of common stock pursuant to the Autobytel Inc. 2004 Restricted Stock and Option Plan.

The exercise price of each option was $8.80 per share, the closing price on September 21, 2004.

A copy of the Stock Option Agreements for each of Messrs. Donchak, Printer, Amir and Walker are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, and are incorporated herein by reference.

Effective November 15, 2004, Hoshi Printer resigned as our Executive Vice President and Chief Financial Officer. On January 7, 2005, Mr. Printer entered into a severance agreement and general release with us. Under that agreement, Mr. Printer remains an at-will employee and is entitled to continue to receive a monthly base salary and benefits, other than bonuses, similar to those he received prior to his resignation. In consideration of an additional payment equal to one month’s base salary of $22,073.33, Mr. Printer rescinded and waived all rights he may have had under any agreements with us, other than rights to indemnity and insurance and stock option agreements. In consideration of an additional one month’s base salary, Mr. Printer irrevocably tendered his resignation as an employee of Autobytel, which may be accepted by us upon 24 hours notice. Mr. Printer’s resignation was accepted in May 2005. Under the agreement, we and Mr. Printer also agreed to release one another from certain liabilities, as more fully described in the severance agreement and general release.

Item 6. Exhibits

4.1	Rights Agreement, dated as of July 30, 2004, between Autobytel and U.S. Stock Transfer Corporation is incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2004.

4.2	Form of Rights Certificate (included as Exhibit B to Exhibit 4.1) incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2004.

10.1	Stock option agreement, dated September 21, 2004, between Autobytel and Andrew Donchak.

10.2	Stock option agreement, dated September 21, 2004, between Autobytel and Hoshi Printer.

10.3	Stock option agreement, dated September 21, 2004, between Autobytel and Ariel Amir.

10.4	Stock option agreement, dated September 21, 2004, between Autobytel and Richard Walker.

10.5	Severance Agreement and General Release, dated January 7, 2005, between Autobytel and Hoshi Printer.

10.6	Letter Agreement, dated March 9, 2004, between Michael F. Schmidt and Autobytel.

10.7	Form of Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated May 31, 2005.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated May 31, 2005.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ MICHAEL F. SCHMIDT
Michael F. Schmidt Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: May 31, 2005

EXHIBIT INDEX

4.1	Rights Agreement, dated as of July 30, 2004, between Autobytel and U.S. Stock Transfer Corporation is incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2004.

4.2	Form of Rights Certificate (included as Exhibit B to Exhibit 4.1) incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2004.

10.1	Stock option agreement, dated September 21, 2004, between Autobytel and Andrew Donchak.

10.2	Stock option agreement, dated September 21, 2004, between Autobytel and Hoshi Printer.

10.3	Stock option agreement, dated September 21, 2004, between Autobytel and Ariel Amir.

10.4	Stock option agreement, dated September 21, 2004, between Autobytel and Richard Walker.

10.5	Severance Agreement and General Release, dated January 7, 2005, between Autobytel and Hoshi Printer.

10.6	Letter Agreement, dated March 9, 2004, between Michael F. Schmidt and Autobytel.

10.7	Form of Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated May 31, 2005.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated May 31, 2005.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 31, 2005.