Form 10-K
period 2004-12-31
AUTOBYTEL  INC
filed 2005-05-31
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Based on the closing sale price of $9.08 for our common stock on the Nasdaq National Market System on June 30, 2004, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $368.8 million.

As of April 30, 2005, 41,905,848 shares of our common stock were outstanding.

EXPLANATORY NOTE

In addition to providing financial and other required information for our fiscal year 2004, we are filing this Annual Report on Form 10-K to restate our consolidated financial statements for the full fiscal years ended December 31, 2002 and 2003, as discussed in Note 3 to our consolidated financial statements. Our previously released financial statements for each of these periods should not be relied upon.

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

Independent counsel to the Audit Committee of the Board of Directors and the forensic accountants retained by such outside counsel have also identified internal control deficiencies, and have suggested changes, some of which we have begun to implement and others of which we intend to implement during the course of 2005, to our internal controls which are designed to remediate the deficiencies described in Management’s Report on Internal Control Over Financial Reporting set forth on page F-2 contained in this Annual Report on Form 10-K. Management has reviewed the internal control deficiencies with the Audit Committee of the Board of Directors, has discussed them with our independent registered public accounting firm, PricewaterhouseCoopers LLP, and has advised the Audit Committee that the deficiencies are indicative of material weaknesses in our internal control over financial reporting.

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

At the direction of, and in consultation with, the Audit Committee, management currently is implementing certain of the remedial measures and intends to implement the remaining remedial measures during the course of 2005. While this implementation is underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. While we are implementing changes to our controls environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective under the criteria used to assess effectiveness identified in Management’s Report on Internal Control Over Financial Reporting. Please see Part I, Item 1. “Business—Risk Factors—Our internal controls and procedures need to be improved.”

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

The restatements of the consolidated financial statements for the full 2002 and 2003 fiscal years are reflected in this Annual Report on Form 10-K, and principally consist of adjustments relating to the items set forth below, in addition to the adjustments related to customer credits and outstanding checks described above.

Revenue adjustments:

•	Certain revenue generated from the delivery of purchase requests for vehicles was inappropriately recognized in 2003;

•	Advertising credits earned by customers in 2003 were not recorded as a reduction of advertising revenue in the period earned by the customers;

•	Inappropriate classification of revenue between lead fees and customer relationship management services revenue in 2003;

•	Inappropriate classification of revenue between lead fees and advertising in 2003;

•	Inappropriate excess accrual for allowance for bad debt and a corresponding under accrual for allowance for customer credits in 2002;

•	Inappropriate recognition of revenue during 2003 relating to delivery of purchase requests to one customer;

•	Inappropriate recognition of certain revenue from a multiple element arrangement in 2002 and 2003;

•	Certain revenue generated from a barter transaction in 2002 had insufficient support to establish the fair value of the barter exchange;

•	Lead fees earned in 1999, 2000 and 2001 were inappropriately recognized in 2003; and

•	Website advertising revenue in 2002 was inappropriately recognized prior to the delivery of services in 2003.

Expense adjustments:

•	Credits issued to customers that were inappropriately reversed and recorded as a reduction of sales and marketing expense during 2002 and 2003 in connection with the cessation of operations of certain subsidiaries;

•	Expense provisions for our participation at an annual trade show that were inappropriately recorded throughout the annual fiscal period preceding the first fiscal quarter of the following annual fiscal period in which the trade show took place;

•	Inappropriate accrual of advertising costs in 2002;

•	Franchise tax expense was underestimated in 2003;

•	Inappropriate accruals of subscription costs in 2003;

•	Excess accrual of medical costs that should have been derecognized in 2002, but which was inappropriately derecognized and partially recorded as a reduction of online advertising costs in 2003;

•	Inappropriate accrual of commissions expense in 2002;

•	Inappropriate excess accrual of commissions expense in 2003;

•	Excess accrual for lease abandonment that was inappropriately derecognized in 2003;

•	Certain sales and marketing expense generated from a barter transaction in 2002 had insufficient support to establish the fair value of the barter exchange;

•	Purchase price for an acquisition which took place in 2004 was inappropriately allocated to certain intangible assets instead of goodwill;

•	The equity method of accounting was inappropriately applied for our investment in Autobytel.Europe; and

•	A series of loans made by Autobytel.Europe was inappropriately recorded at cost instead of net realizable value.

Classifications

Effective with the filing of this Annual Report on Form 10-K, we modified our statement of operations presentation to better align reported results with internal operational measures and to provide increased understanding and transparency for investors. Operating expenses are now classified as cost of revenues, sales and marketing, product and technology development, general and administrative, and amortization of acquired intangible assets. Amounts which have been reclassified as a result of the new presentation are indicated in the following table in the column titled “Reclassifications.” Cost of revenues contain costs previously classified as sales and marketing, including traffic acquisition and related compensation costs, printing, production and postage for our customer loyalty and retention program, and fees paid to third parties for data and content included on our properties. Cost of revenues also contain costs previously classified as product and technology development including connectivity costs, technology license fees, amortization of acquired technology, amortization of internally developed technology, fees paid to third parties for data and content included on our properties, and server equipment depreciation. Other costs which have been reclassified are: (1) bad debt expense, which was previously classified as sales and marketing expense, is now classified as general and administrative expense, and (2) credit balances of customers, which were previously classified as accounts receivable, are now classified as other current liabilities.

The net effects of all of the classification and restatement adjustments on the statement of operations and the corresponding balance sheet accounts, as of and for the years ended December 31, 2003 and 2002, indicated in the following table, are in thousands, except per share data:

Consolidated Statements of Operations for the Year Ended

(Amounts in thousands, except share and per share data)

	December 31, 2003
	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenues	$88,943	$—	$(549)	$88,394

Costs and expenses:
Cost of revenues	—	36,523	—	36,523
Sales and marketing	52,646	(32,544)	(24)	20,078
Product and technology development	18,723	(3,422)	3	15,304
General and administrative	11,461	(619)	223	11,065
Amortization of acquired intangible assets	—	62	—	62
Autobytel.Europe restructuring, impairment and other int’l charges	—	—	—	—
Domestic restructuring and other charges, net	(27)	—	—	(27)

Total costs and expenses	82,803	—	202	83,005

Income from operations	6,140	—	(751)	5,389
Loss on recapitalization of Autobytel.Europe	—	—	—	—
Interest income	316	—	—	316
Income (loss) in equity investee	217	—	(342)	(125)
Foreign currency exchange gain	10	—	—	10
Other income	745	—	—	745

Income before income taxes	7,428	—	(1,093)	6,335
Provision for income taxes	(8)	—	—	(8)

Net income	$7,420	$—	$(1,093)	$6,327

Net income per share:
Basic	$0.22	$—	$(0.04)	$0.18
Diluted	$0.20	$—	$(0.03)	$0.17

Shares used in computing net income per share:
Basic	34,508,035	—	—	34,508,035
Diluted	37,625,645	—	9,910	37,635,555

Comprehensive income:
Net income	$7,420	$—	$(1,093)	$6,327
Translation adjustment	40	—	553	593

Comprehensive income	$7,460	$—	$(540)	$6,920

Consolidated Statements of Operations for the Year Ended

(Amounts in thousands, except share and per share data)

	December 31, 2002
	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenues	$80,855	$—	$(1,641)	$79,214

Costs and expenses:
Cost of revenues	—	36,647	—	36,647
Sales and marketing	49,082	(31,883)	(1,241)	15,958
Product and technology development	22,695	(3,880)	—	18,815
General and administrative	9,876	974	(66)	10,784
Amortization of acquired intangible assets	—	—	—	—
Autobytel.Europe restructuring, impairment and other int’l charges	15,015	—	—	15,015
Domestic restructuring and other charges, net	1,800	(1,858)	—	(58)

Total costs and expenses	98,468	—	(1,307)	97,161

Loss from operations	(17,613)	—	(334)	(17,947)
Loss on recapitalization of Autobytel.Europe	(4,168)	—	—	(4,168)
Interest income	686	—	—	686
Loss in equity investees	(434)	—	—	(434)
Foreign currency exchange loss	(2)	—	—	(2)
Other expense	(43)	—	—	(43)
Minority interest	866	—	—	866

Loss before income taxes	(20,708)	—	(334)	(21,042)
Provision for income taxes	(6)	—	—	(6)

Net loss	$(20,714)	$—	$(334)	$(21,048)

Net loss per share:
Basic	$(0.67)	$—	$(0.01)	$(0.68)
Diluted	$(0.67)	$—	$(0.01)	$(0.68)

Shares used in computing net loss per share:
Basic	31,143,099	—	—	31,143,099
Diluted	31,143,099	—	—	31,143,099

Comprehensive loss:
Net loss	$(20,714)	$—	$(334)	$(21,048)
Translation adjustment	(512)	—	3,265	2,753

Comprehensive loss	$(21,226)	$—	$2,931	$(18,295)

Consolidated Balance Sheet

(Amounts in thousands, except share and per share data)

	December 31, 2003
	As Previously Reported	Reclassifications	Adjustments	As Restated
Current assets:
Domestic cash and cash equivalents	$51,643	$(6,000)	$—	$45,643
Short-term investments	3,991	6,000	—	9,991
Accounts receivable, net of allowances	10,889	476	(30)	11,335
Prepaid expenses and other current assets	833	—	307	1,140

Total current assets	67,356	476	277	68,109

Long-term investments	6,000	—	—	6,000
Property and equipment, net	2,138	—	—	2,138
Capitalized internal use software, net	1,024	—	—	1,024
Investment in equity investee	2,810	—	1,128	3,938
Goodwill	16,830	—	—	16,830
Acquired intangible assets	315	—	—	315
Other assets	155	—	—	155

Total assets	$96,628	$476	$1,405	$98,509

Current liabilities:
Accounts payable	$4,063	$—	$(322)	$3,741
Accrued expenses	5,034	—	(439)	4,595
Deferred revenues	4,022	(178)	372	4,216
Accrued domestic restructuring	258	—	—	258
Other current liabilities	441	476	600	1,517

Total current liabilities	13,818	298	211	14,327
Deferred revenue—non-current	—	178	—	178

Total Liabilities	13,818	476	211	14,505

Stockholders’ equity:
Common stock	38	—	—	38
Additional paid-in capital	236,544	—	—	236,544
Accumulated other comprehensive loss	—	—	1,620	1,620
Accumulated deficit	(153,772)	—	(426)	(154,198)

Total stockholders’ equity	82,810	—	1,194	84,004

Total liabilities and stockholders’ equity	$96,628	$476	$1,405	$98,509

The restatements of the consolidated financial statements for the second fiscal quarter of 2003 and the second fiscal quarter of 2004 are reflected in an amendment to our Form 10-Q for the fiscal quarter ended June 30, 2004 (the “Form 10-Q/A”). The restatement of the consolidated financial statements for the third fiscal quarter of 2003 is reflected in our Form 10-Q for the fiscal quarter ended September 30, 2004, and the restatement of the consolidated financial statements for the first fiscal quarter of 2004 is reflected in our Form 10-Q for the fiscal quarter ended March 31, 2005 (the “Form 10-Qs”)

Concurrently with the filing of this Annual Report on Form 10-K, we are filing with the SEC the Form 10-Q/A and the Form 10-Qs. No amendments have been or will be made to our Annual Reports on Form 10-K for the fiscal years 2002 or 2003, or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, or March 31, 2004, as all relevant changes have been reflected in this Annual Report on Form 10-K for the year ended December 31, 2004, the Form 10-Q/A for June 30, 2004, and the Form 10-Qs for September 30, 2004 and March 31, 2005. Our previously filed Annual Reports on Form 10-K for the fiscal years ended 2002 and 2003, and our previously filed Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2002, June 30, 2002, September 30, 2002, March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, and June 30, 2004 should not be relied upon.

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

i

PART I

Item 1.    Business

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out such plans or achieve such goals and objectives or that we will be able to successfully do so on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties such that actual results may differ materially from these statements. Important factors that could cause actual results to differ materially from those reflected in forward-looking statements made in this Annual Report are set forth under the heading “Risk Factors.” Stockholders are urged not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements. Unless specified otherwise, as used herein, the terms “we,” “us” or “our” refer to Autobytel Inc. and its subsidiaries.

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate the automotive Web sites—Autobytel.com®, Autoweb.com®, Car.comSM, CarSmart.com®, AutoSite.com®, AICAutoSite.com®, Autoahorros.comSM and CarTV.comSM. We are among the largest syndicated car buying content networks and reach millions of unique Internet visitors as they make their vehicle buying decisions. We are also a leading provider of customer relationship management (CRM) products and programs, consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology.

We provide tools and programs to automotive dealers and manufacturers to help them generate sales and reduce customer acquisition costs. Our intent is to garner an increasing share of the approximately $30 billion spent annually by dealers, dealer associations, aftermarket automotive suppliers and manufacturers on marketing and advertising services.

Our lead referral dealer relationships consist of relationships with retail and enterprise dealers. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Our lead referral services consist of our online new car marketing programs, used vehicle program and finance request program. Our CRM dealer relationships consist of relationships with retail and enterprise dealers that subscribe to our lead management and customer loyalty and retention marketing programs.

Our lead referral dealer relationships represent every major domestic and imported make of vehicle and light truck sold in the United States. As of December 31, 2004, our lead referral dealer relationships consisted of approximately 6,200 retail dealer relationships, relationships with major dealer groups representing approximately 670 enterprise dealer relationships, and seven direct relationships encompassing 17 brands with automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives representing up to approximately 17,200 enterprise dealer relationships. As of December 31, 2004, approximately 850 retail dealers had more than one retail lead referral dealer relationship with us. A majority of our revenue from lead referral dealer relationships is derived from retail dealer relationships and enterprise dealer relationships with major dealer groups. In addition, as of December 31, 2004, our finance lead referral network included approximately 260 relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. As of December 31, 2004, the CRM customer relationships consisted of approximately 2,800 WebControl®, our lead management product, and approximately 760 Retention Performance MarketingSM (RPMSM), our customer loyalty and retention marketing program, relationships. As an example of how we calculate these relationships, a dealer that subscribes to the Autobytel.com new car program and the Autoweb.com new car program accounts for two retail dealer relationships, and a dealer that subscribes to our WebControl product and RPM program accounts for two CRM customer relationships. As a further example, a dealer group that owns three different franchises and that subscribes to the Autoweb.com new car program for all such franchises accounts for three retail dealer relationships. WebControl customer relationships are accounted for based on the number of customers using WebControl, rather than the number of franchises owned by a given customer. We no longer include iManagerSM (our legacy lead management tool) product relationships within CRM customer relationships, as we are offering dealers who use iManager the opportunity to migrate to WebControl.

Dealers participate in our branded car buying networks by entering into contracts with us directly or through a major dealer group or an automotive manufacturer or its automotive buying service affiliate. In turn, we direct consumers to dealers in their local area based on the consumers’ vehicle preference. We expect our dealers to promptly provide consumers a haggle-free, competitive offer within 24 hours of being contacted by the customer. We recommend that each dealer have an employee whose principal responsibility is supervising the dealer’s Internet business, similar to the way in which most dealers have a new vehicle sales manager, used vehicle sales manager and service and parts department managers who are responsible for those dealership functions. We believe that dealers who immediately respond to consumer inquiries, have readily available inventory and provide up-front competitive pricing benefit the most from our marketing services. Lead fees paid by participating customers (including automotive manufacturers or their automotive buying service affiliates) constituted approximately 69% of our revenues in 2004 (including fees paid for finance requests beginning April 15, 2004) compared to 73% of revenues in 2003.

We connect automotive marketers with the millions of unique car shoppers visiting our branded Web sites (Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com) each month. We provide dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions.

Consumers come to our Web sites to research, compare and configure vehicles and to purchase vehicles through one of our network dealers. Once they are ready to buy a vehicle, consumers can submit a purchase request through any of our eight automotive Web sites—Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com—to be connected to one or more of our participating dealers. In addition, consumers have access to a diverse suite of related services information and original automotive editorial content at AICAutoSite.com.

Consumers can also purchase used vehicles at Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com or Autoahorros.com through our used car program. The used car program allows consumers to search for a used vehicle according to the price, make, model, color, year and location of the vehicle. The used car program locates and displays the description, location and, if available, actual photographs of vehicles that satisfy the consumer’s search parameters. As part of our used car program, we offer consumers the ability to list used vehicles through our classified advertising service.

Consumers can submit credit questionnaires on our Car.com automotive Web site to be connected to a participating dealer or an automotive finance institution. The finance leads provide dealers with another direct channel of consumers, many of whom may not be able to secure loans through conventional lending sources.

Through AVV, Inc. (AVV®) we provide dealer lead management tools and data extraction services such as Web Control and Automotive Download Service (ADS). Web Control is a customer management tool that enables dealers to manage Internet and walk-in sales activity, maintain customer history and activity, measure and report on marketing effectiveness or return on investment, as well as establish automated marketing programs and customize sales process and workflow inside the dealership. ADS extracts data, including new and used car inventory and sales, service and finance records from the dealership management system. Dealers use this service to post their inventory across the Internet, to report on and measure sales effectiveness, and to generate customer loyalty and retention marketing programs. This data also integrates with AVV’s CRM solution, which includes automated sales prospecting and retention marketing. We are offering dealers who use iManager the opportunity to migrate to WebControl.

We provide RPM to dealers directly and through manufacturers. RPM is designed to deliver a more efficient method for dealers and manufacturers to retain their car buying and service customers. The product integrates advanced customer segmentation with personalized communications across multiple channels, including e-mail, telephone, Web sites and print media. The product filters the data in customer records, verifying contact information from within the dealership management system, then automatically outputs welcome letters or e-mails for new car buying and service customers. Service reminders and campaigns can then be sent out on a regular basis based on each customer’s specific spending, purchase and visitation habits. The product also offers dealers a range of reporting and analysis capabilities. Each month, the dealership receives an executive summary that allows the dealership to measure results by showing return on investment, gross revenue generated per active customer name and response rate.

Most automotive manufacturers, including Chrysler, Mercedes, Ford, General Motors, Toyota, Hyundai and Honda, currently use our Automotive Information Center® (AIC®) division automotive data or technology for analytical purposes or to power portions of their Web sites. In addition, major consumer portals, including MSN Autos and Yahoo!, also use our content or technology.

We are a Delaware corporation. Our principal corporate offices are located in Irvine, California. Our common stock is listed on the Nasdaq National Market under the symbol ABTLE. The “E” in our symbol denotes that, prior to the date hereof, we were not in compliance with certain of our filing obligations with The Nasdaq Stock Market as a result of our failure to timely file certain required periodic filings with the Securities and Exchange Commission. Our corporate Web site is located at www.autobytel.com. Information on our Web site is not incorporated by reference in this Annual Report. At or through the Investor Relations section of our Web site we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Code of Conduct and Ethics for Employees, Officers and Directors is available at the Corporate Governance link of the Investor Relations section of such Web site.

Background

Online Commerce Opportunities.    Consumers have rapidly adopted the Internet into their car shopping and purchasing process and are expected to continue to do so in the future. In 1998, 25% of all new car buyers used the Internet during their car purchasing process. According to J.D. Power and Associates, that number rose to 64% in 2004. In addition, according to J.D. Power and Associates, in 2004, one-half of new car buyers indicated that the Internet impacted their make/model purchase decision. According to Jupiter Media Metrix, by 2008, 39% of all new car sales will be Internet generated, up from 22% in 2004. Studies from major third-party research companies indicate that consumers prefer independent, multi-brand Web sites for product reviews, comparisons and pricing information.

The Automotive Vehicle Market.    Automotive dealers operate in local markets and face significant state regulations and increasing business pressures. These fragmented markets are characterized by:

•	competitive sales within regional markets,

•	increasing advertising and marketing costs that continue to reduce dealer profits, and

•	large investments by dealers in inventory, real estate, construction, personnel and other overhead expenses.

The ongoing rapid adoption of the Internet by consumers during their vehicle purchasing process has resulted, in part, from the fact that consumers have traditionally entered into the highly negotiated sales process with relatively little information regarding manufacturer’s costs, leasing costs, financing costs, relative specifications and other important information. In addition, the ongoing growth of new vehicle sales generated online is, in part, an outgrowth of the high pressure sales tactics consumers associate with the traditional vehicle buying experience. Buying a vehicle is considered to be one of the most significant purchases a United States consumer makes. According to Manheim Auctions, approximately $759 billion and $738 billion was spent on purchasing new and used vehicles in the United States in 2004 and 2003, respectively.

The Autobytel Solution

We believe that our marketing services improve the vehicle purchasing process for dealers, automotive manufacturers and consumers. The Internet’s wide reach to consumers allows us to leverage our investment in branding and marketing across a very large audience to create qualified purchase requests for vehicles. For these reasons, we believe that the Internet represents the most efficient method of directing purchase requests to local markets and dealers. We believe our services enable dealers to reach consumers from an attractive demographic base, reduce marketing costs, increase consumer satisfaction and increase vehicle sales and profits. We offer automotive manufacturers qualified car buyers to target during the consumer’s research and consideration phase. We offer consumers Web sites with quality automotive information, numerous tools to configure and compare this information, and a convenient and efficient car purchasing process.

Benefits to Dealers.    We believe we benefit dealers by reducing the dealers’ incremental marketing costs and increasing sales volume. We believe dealers’ personnel productivity could increase because we provide dealers access to potential purchasers who have completed their research and should be ready to buy or lease a vehicle. As a result, reaching these consumers and selling or leasing them vehicles costs the dealer little or no additional overhead expense, other than the fees paid to us and the personnel costs of a dedicated manager. We believe franchised new car retail dealers spend considerably less in marketing costs on each vehicle sold by using our new car marketing services. Through our WebControl product, we provide dealers with on-site technology to better track sales, inventory, customer solicitations, responses and other communications.

We direct consumers to dealers in their local area based on the consumers’ vehicle preference. We believe this provides dealers access to a large number of well informed, ready-to-buy consumers, which allows dealers to compete more effectively.

To incentivize a retail dealer to participate in the Autobytel or CarSmart® network, each dealer is assigned an exclusive geographic territory in such network based upon a specific vehicle make. A territory allocated by us to a dealer is generally larger than a territory assigned to a dealer by a manufacturer. Autoweb retail dealers are not assigned exclusive territories to participate in the Autoweb network. Generally, Car.com retail dealers are not assigned exclusive territories to participate in the Car.com network.

Benefits to Manufacturers.    Research shows that of all new car buyers, 64% use the Internet while shopping. Manufacturers can influence car buyers’ decisions by targeting them during their research, consideration and decision process, in particular, by using our dynamic marketing programs. In addition, manufacturers can use our AIC data and technology tools to power their own Web sites, which allows consumers to configure and compare cars.

Benefits to Consumers.    Because Web sites can be continually updated and provide a large quantity of quality information, and because consumers have shown a preference for third-party Web sites and a preference for using the Internet during their car shopping experience, we believe the Internet offers the most efficient medium for consumers to learn about and shop for vehicles. Our Web sites provide consumers free of charge, up-to-date specifications and pricing information on vehicles and ready-to-print vehicle information summaries of each new make and model on the market. We also provide informative vehicle video reviews. In addition, our consumers gain easy access to valuable automotive information, such as dealer invoice pricing and tools consisting of a lease calculator, a loan calculator to determine monthly payments, and a lease or buy decision assistant. Our database of articles allows consumers to perform online library research by accessing documents, such as consumer and professional reviews. Various automotive information service providers, such as Kelley Blue Book, are also available on our Web sites to assist consumers with specific vehicle and related automotive decisions. Armed with such information, the consumer should be more confident and capable of making an informed and intelligent vehicle buying decision.

We believe we offer consumers a significantly different vehicle purchasing experience from that of traditional methods. Consumers using our Web sites are able to shop for a vehicle and make financing and insurance decisions from the convenience of their own home or office. We expect dealers to provide consumers a haggle-free price quote within 24 hours after being contacted by the consumer and a high level of customer service. We form our dealer relationships after analysis of automotive sales and demographic data in each region. We seek to maintain in our dealer network the highest quality dealers within defined territories and terminate dealers that do not comply with the standards we set.

Strategy

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising, primarily through the Internet. We are also a leading provider of CRM products and programs, consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology. Since our inception we have invested heavily to build our dealer networks. We consider our dealer networks to be significant strategic assets where new services and products can be deployed. We intend to garner an increasing share of the approximately $30 billion spent annually by dealers, dealer associations, aftermarket automotive suppliers and manufacturers on marketing and advertising services. We intend to achieve this objective through the following principal strategies:

Increase the Quality and Quantity of Purchase Requests that Can Be Monetized.    We believe that increasing the quality and quantity of purchase requests that can be monetized is crucial to the long-term growth and success of our business. As part of our strategy to improve the quality of purchase requests, we continue to expand the breadth and depth of information and services available through our Web sites so that well-informed, ready-to-buy consumers can be directed to participating dealers. We are also investing in new initiatives to help drive an increasing number of qualified buyers to dealerships. By augmenting the volume of quality purchase requests, we are attempting to attract additional dealers to our networks, increase services provided to dealers, and solidify our relationships with existing dealers. Our strategy for increasing traffic to our Web sites and the number of purchase requests that can be monetized includes forming and maintaining online sponsorships and alliances with Internet portals and search sites and with Internet automotive information providers.

Increase the Number of Profitable Relationships with Retail Dealers Using Our Marketing Services.    We believe that strengthening the size and quality of our retail dealer networks is important to the success and growth of our business. Our strategy is to increase the size of our retail dealer networks by attracting new dealers and strengthening relationships with existing dealers by:

•	increasing the monetizable volume and quality of purchase requests,

•	maintaining our training and support programs to participating dealers,

•	providing customized dealer management reports to enhance dealership operations,

•	offering our CRM products to all participating dealers, and

•	participating in industry trade shows aimed at dealers,

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

Strengthen the Advertising Component of our Business Model.    Our advertising sales effort is primarily targeted to vehicle manufacturers and automotive-related mass market consumer vendors. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively to specific subsets of our consumers. Vehicle manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. We provide dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions. These programs include our CarTVSM ad program that enables manufacturers to present their television commercials to such Internet car shoppers.

Increase CRM Sales to Retail Dealers, Major Dealer Groups and Automotive Manufacturers.    We believe that providing CRM products and tools, such as Web Control and RPM, will strengthen the size and quality of our relationships with retail dealers, major dealer groups and automotive manufacturers and will be an integral factor in the success and growth of our business. Our strategy is to provide retail dealers, major dealer groups and automotive manufacturers with quality CRM products and tools.

Enter into Acquisitions and Strategic Alliances.    We intend to grow and advance our business and may do so, in part, through acquisitions and strategic alliances. However, currently we do not expect to consummate acquisitions in the near future as we focus on our business and remedial actions necessary to address material weaknesses in our internal controls identified in our internal review. We believe that acquisitions and strategic alliances can allow us to increase market share, benefit from advancements in technology and strengthen our business operations by enhancing our offering of products and services. We may acquire businesses that increase our market share in the lead referral and automotive information content businesses. In furtherance of this strategy, we acquired Autoweb.com, Inc. in August 2001 and Stoneage Corporation (now Car.com, Inc.) in April 2004. In addition, to complement our core business and extend our product solutions, we may also acquire businesses primarily focused on automotive customer relations management solutions and services, database marketing services and/or Web site management. In June 2003, we acquired AVV, a leading provider of dealership lead management tools and dealer management system data extraction services. In April 2004, we acquired iDriveonline, Inc. (now Retention Performance Marketing, Inc. (RPMI)), a leading provider of dealership customer loyalty and retention marketing programs.

Invest in Other Core Product Initiatives Designed to Improve Lead Quality and Dealer Profitability.    We believe that expanding our products and services offered to both manufacturers and dealers is critical to establishing ourselves as the premier provider of online automotive marketing services. In 2004, we modified RPM so that it integrates advanced customer segmentation with personalized communications across multiple channels, including email, telephone, Web sites, and print media. In 2002, we developed a multi-level program to further qualify consumers we send to the dealers using our services. The Autobytel Quality Verification SystemSM (QVSSM) uses filters and validation processes to identify consumers with strong purchase intent and was designed to improve purchase request quality. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We anticipate that improved purchase request quality will help us further reduce customer credits, reduce dealer turnover and increase revenues in the future. We also developed a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to automotive consumers who have visited the Internet—consumers that now represent nearly two out of three new car buyers. According to J.D. Power and Associates, in 2004 90% of automotive Internet users went online to do research before actually visiting a dealership.

Continue to Build Brand Equity.    In the future we intend to continue to market and advertise to enhance the brand recognition of our Web sites with consumers, primarily through the Internet. We believe that continuing to strengthen brand awareness of the Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com names among consumers is critical to attract vehicle buyers, increase purchase requests and, in turn, maintain and increase the size of our dealer and automotive manufacturer relationships. In December 2004, we launched Autoahorros.com, our Spanish language automotive Web site that offers users research tools, content and a purchase request process in Spanish for both new and used vehicles. Autoahorros.com allows Internet shoppers to research in-depth vehicle pricing and specifications information, compare data across brands, tap into expert reviews, safety content, car buying tips and articles, and submit a purchase request on a new or used vehicle—all in Spanish. In 2004, we also introduced vehicle video reviews. In 2003, we introduced downloadable, printer-friendly personal vehicle reports containing vehicle shopping and buying information. In 2002, we introduced Estimated Market PriceSM (EMPSM) and AutoEspanol. The EMP data provides the average selling price for hundreds of popular new makes, models and trim levels. AutoEspanol, the first integrated suite of Spanish-language vehicle research and shopping tools for the Internet, includes expert auto information and Spanish versions of leading vehicle research and comparison tools developed by AIC. In addition, we also advertise through traditional media, such as television, radio and print publications.

Provide the Highest Quality Consumer Experience On Our Web Sites.    We believe that consumer satisfaction and loyalty is heavily influenced by the consumer’s experience with our Web sites and with our dealers. In order to enhance our appeal to consumers, we intend to continue developing our Web sites by enhancing vehicle information and personalization. We also plan to continue compiling high quality content from third-party sources on our Web sites. We believe that consumer satisfaction with the vehicle purchasing experience is also essential to our success and the differentiation of our services from those of our competitors. We intend to continue to invest in our retail dealer training and support services to provide a consistent, high-quality alternative to the traditional vehicle buying process. We actively monitor participating retail dealers through ongoing consumer surveys and research conducted by our internal dealer support group. Retail dealers that fail to abide by our program guidelines or who generate repeated consumer complaints are reviewed and, if appropriate, terminated.

Enforce and Strengthen our Intellectual Property Rights.    We intend to grow and advance our business, in part, through enforcing and strengthening our intellectual property rights. We have registered service marks, including Auto-By-Tel, Autobytel.com, Autoweb, CarSmart and the Autobytel.com logo and have applied for registered service marks for Autoahorros and CarTV. We have been issued a patent directed toward an innovative method and system for forming and submitting purchase requests over the Internet and other computer networks from consumers to suppliers of goods and services. The method permits suppliers of goods or services to provide enhanced customer service by making the purchasing process convenient for consumers as well as suppliers. The patent is also directed toward the communication system used to bring consumers and suppliers closer together. To this end, we have filed a lawsuit against Dealix Corporation for patent infringement. See “Item 3. Legal Proceedings” for more information regarding this lawsuit. We cannot assure that the patent will be enforceable and, if enforceable, that the patent will have significant economic value. We have applied for additional service marks and patents. We regard our trademarks, service marks, brand names and patent as important to our business and intend to protect and enforce our rights with respect to such intellectual property.

Enhance and Broaden Content Offerings.    We provide high quality content, including video vehicle reviews, which facilitates consumer buying decisions related to and including the purchase of a vehicle. We work with leading automotive content providers to provide consumers with advice and information on our Web sites. We use AIC data on our Web sites.

Programs, Products and Services

New Vehicle Purchasing Service.    Our new vehicle purchasing service enables consumers to shop for and select a new vehicle through our Web sites, Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com, by providing research on new vehicles, such as pricing, features, specifications and colors. When consumers indicate they are ready to buy a vehicle, consumers can complete a purchase request online, which specifies the type of vehicle and accessories the consumers desire, along with the consumers’ contact information. We validate the consumer contact information using our proprietary Quality Verification System. We then route such information to one or more local participating dealers, if available, that sell the type of vehicle requested. We promptly return an e-mail message to the consumer with the dealership’s name and phone number and the name of the dedicated manager, if any, at the dealership. Retail dealers agree in their contracts to contact the consumer within 24 hours of receiving the purchase request with a firm, haggle-free price quote for the requested vehicle. When consumers complete their purchase, they usually take delivery of their vehicle at the dealership showroom. Generally, within 10 days of the submission of a consumer’s purchase request, we contact the consumer again by e-mail to conduct a quality assurance survey that allows us to evaluate the sales process at participating retail dealers and improve the quality of dealer service.

In 2004, we introduced our Dealership First program. Dealership First is a comprehensive program designed to help participating dealers optimize closing rates and cost-per-sale for consumers who submit purchase requests on our automotive Web sites. The program includes monthly management reports, custom phone surveys, training and evaluations as well as Autobytel Interactive Marketing (AIM). AIM displays dealership Web site ads, customized dealer messages and customer testimonials to our Web site visitors that are located in the dealership’s geographic area. The program also includes automated dealer appointments, which encourage consumers to make an online test drive appointment as soon as they submit a purchase request.

Dealers participate in our networks by entering into contracts with us or through major dealer groups or automotive manufacturers or their automotive buying service affiliates with whom we have agreements. Generally, our retail dealer contracts are terminable on 30 days’ notice by either party. The majority of our retail fees consist of monthly subscription and transactional fees. We reserve the right to adjust our fees to retail dealers upon 30 days notice at any time during the term of the contract. We do not prevent dealers from entering into agreements with our competitors.

Used Car Program.    We launched our used car program in April 1997. The used car program allows consumers to search for a certified or non-certified used vehicle according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. Currently, the used car program is available to consumers on six of our automotive Web sites—Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com and Autoahorros.com. The used car program locates and displays the description, location and, if available, actual digital photograph of vehicles that satisfy the search parameters. The consumer can then submit a purchase request for a specific vehicle and is contacted by the dealer to conclude the sale. To be listed as a certified vehicle in the used car program, a used vehicle must pass an extensive inspection and be covered by a 72-hour money-back guarantee or exchange and a three-month, 3,000-mile warranty. During 2004, our used car program had over 3 million dealer vehicle listings on our Web sites. We charge each dealer that participates in the used car program monthly subscription or transactional fees. The used car program provides participating dealers online purchase requests shortly after submission by consumers, as well as the ability to track their inventory on a real-time basis.

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

Finance Requests.    In April 2004, we acquired Car.com. In addition to providing new and used car vehicle purchasing services, Car.com enables consumers to submit a credit questionnaire or request for financing for their desired vehicle. The finance requests are forwarded to the nearest participating dealer that sells the type of vehicle requested or, if a dealer is not available, to an automotive finance institution. This program is designed to enable consumers, who may not be able to secure loans through conventional lending sources, to obtain financing and purchase their desired vehicle.

WebControl.    In June 2003, we acquired AVV, a leading provider of dealership lead management tools, such as WebControl. WebControl is a customer management tool that enables dealers to manage Internet and walk-in sales activity, maintain customer history and activity, measure and report on marketing effectiveness or return on investment, as well as establish automated marketing programs and customize sales process and workflow inside the dealership.

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

RPM.    In April 2002, we launched Retention Performance Marketing (RPM), a product that is designed to deliver a more efficient method for dealers and manufacturers to retain their car buying and service customers. In September 2004, we launched a modified RPM. The modified system assimilated the best features of the technology obtained in connection with the acquisition of iDriveonline and our existing RPM program. The modified RPM product integrates advanced customer segmentation with personalized communications across multiple channels, including e-mail, telephone, Web sites and print media. The product filters the data in customer records, verifying contact information from within the dealership management system, then automatically outputs welcome letters or e-mails for new car buying and service customers. Service reminders and campaigns can then be sent out on a regular basis based on each customer’s specific spending, purchase and visitation habits. The product also offers clients a range of reporting and analysis capabilities. Each month, the dealership receives an executive summary that allows the dealership to measure results by showing return on investment, gross revenue generated per active customer name and response rate.

Training.    We believe that dealers and their employees require specialized training to learn the skills necessary to serve the Internet user and take full advantage of our proprietary systems. Therefore, we have developed an extensive training program for dealers. We believe that this training is critical to enhancing our brands and reputation. We require retail dealers to have their representatives trained on our system. Training is conducted at our headquarters in Irvine, California, at regional training locations and at dealerships’ premises. In training our retail dealers, we de-emphasize traditional vehicle selling techniques and emphasize our approach of immediately responding to consumer inquiries and providing up-front competitive no-haggle pricing. In 2003, we introduced a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to automotive consumers who have visited the Internet—consumers that now represent nearly two out of three new car buyers.

Advertising Services.    We now have six Web site properties on which we market media products to automotive manufacturers and related businesses. The Web sites offer an audience of car-shopping and car buying consumers that advertisers can target during the vehicle purchasing decision. We provide dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions. In January 2005, we launched AutobytelDirect, a fully integrated multimedia direct marketing product that targets in-market car buyers during the pivotal period between submission of a purchase request and offline purchase. The product is designed to enable automotive marketers to influence make/model purchase decisions and build customer relationships through targeted communications powered by customer segmentation technology. In addition, the product’s Market Share feature is designed to complement our enterprise automotive manufacturer purchase request programs through systematic communications customized for each automotive manufacturer. Dynamic Content Placement® (DCP®) allows manufacturers to automatically present specific comparative information relevant to the vehicle that is being researched to car shoppers using our Web sites. Supported by data and technology provided by AIC, DCP targets consumers deep into the research and decision-making process as they compare various vehicles online. For example, a consumer who is researching a sport utility vehicle can be automatically presented with factual information indicating the advantages of a competing sport utility vehicle model. This provides substantial efficiency benefit for advertisers, who are not required to craft thousands of individual messages. We also provide other customizable advertising products, such as the Featured Model Showcase, that offer manufacturers high-level branding opportunities across our Web sites to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Each Featured Model Showcase is a collaborative effort with the advertiser to meet specific campaign objectives. Features can include purchase request functionality, image galleries, brochure requests and supported links. In 2004, we launched CarTV, our automotive video program. CarTV enables automotive manufacturers to present their television commercials to the millions of Internet car shoppers on our Web sites and to advertise in conjunction with our video vehicle reviews. CarTV allows automotive manufacturers to quickly gauge the impact of their commercials on car shoppers as well as assess the relative effectiveness of specific commercials and formats. In 2005, we expect that CarTV will integrate streaming commercials into DCP.

Automotive Information Center.    AIC provides comprehensive automotive information to dealers and manufacturers, major web portals and consumers through AICAutoSite.com, and data and technology tools. Manufacturers can use our AIC data and technology tools to power their own Web sites, allowing consumers to configure and compare cars. Most automotive manufacturers, including Chrysler, Mercedes, Ford, General Motors, Toyota, Hyundai and Honda, currently use our AIC automotive data or technology for analytical purposes or to power portions of their Web sites. In addition, major consumer portals, including MSN Autos and Yahoo, also use our content or technology. AIC also provides automotive content in Spanish.

We plan to introduce new products and programs from time to time to enhance our portfolio of dealer, major dealer group and automotive manufacturer offerings.

Service and Maintenance.    We believe our Web sites empower consumers with cost effective and efficient processes for dealing with common service and maintenance issues. The Autobytel.com and CarSmart.com Web sites include the My GarageSM area, where consumers can store and receive information about their cars and trucks, such as service reminders, recall information and a lease watch to help keep track of mileage on a leased vehicle. Through our car buying Web sites, consumers can also submit service requests to dealers.

Consumer Products and Other Services.    We offer related products and services, including insurance and finance, that we market to consumers through our Web sites and the linked Web sites of participating third-party providers.

International.    We do not expect to devote substantial resources to international operations, but may continue to explore additional licensing business as opportunities arise. In March 2002, Autobytel.Europe LLC (Autobytel.Europe) completed its restructuring which reduced our ownership to 49%. As a result, we accounted for our investment in Autobytel.Europe in our financial statements under the equity method subsequent to March 28, 2002. On March 31, 2004, we adopted FIN 46R and determined that we were the primary beneficiary of Autobytel.Europe. As a result, Autobytel.Europe’s results of operations have been included in our consolidated results of operations since April 1, 2004. Revenues from our customers outside of the United States were less than 1% of total revenues for the years ended December 31, 2004 and 2003, and 2% of total revenues for the year ended December 31, 2002.

Intellectual Property

We have registered service marks, including Auto-By-Tel, Autobytel.com, Autoweb, CarSmart and the Autobytel.com logo. We have been issued a patent directed toward an innovative method and system for forming and submitting purchase requests over the Internet and other computer networks from consumers to suppliers of goods and services. The method permits suppliers of goods or services to provide enhanced customer service by making the purchasing process convenient for consumers as well as suppliers. The patent is also directed toward the communication system used to bring consumers and suppliers closer together. The patent expires on January 14, 2019. We cannot assure that the patent will be enforceable and, if enforceable, that the patent will have significant economic value. We have applied for additional service marks and patents. We regard our trademarks, service marks, brand names and patent as important to our business and intend to protect and enforce our rights with respect to such intellectual property. To this end, we have filed a lawsuit against Dealix Corporation for patent infringement. See “Item 3. Legal Proceedings” for more information regarding this lawsuit.

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

We compete with other entities that maintain similar commercial Web sites, including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites that compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. The WebControl product competes with products from companies such as Reynolds and Reynolds and Cobalt Systems Corporation. Our customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., Minacs, Online Administrators and Teletech.

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

Operations and Technology

We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance and reliable Web sites, enhance consumer/dealer communications, maintain the highest levels of information privacy and ensure transactional security. We currently host all our Web sites at secure data center third-party hosting facilities, other than the Car.com Web site, which is hosted at Car.com’s facilities. The data centers include redundant power infrastructure, redundant network connectivity, fire detection and suppression systems and security systems to prevent unauthorized access. The Car.com facility has a back-up generator. Our network and computer systems are built on industry standard technology. Network security utilizes industry standard products and practices.

System enhancements are primarily intended to accommodate increased traffic across our Web sites, improve the speed in which purchase requests are processed and introduce new and enhanced products and services. System enhancements entail the implementation of sophisticated new technology and system processes. We intend to make investments in technology as we believe appropriate.

Government Regulation

Currently few laws or regulations have been adopted that apply directly to Internet business activities. The adoption of additional local, state or national laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce.

We believe that our dealer marketing services do not constitute franchising or vehicle brokerage activity in a way that makes franchise, motor vehicle dealer, or vehicle broker licensing laws applicable to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. However, if individual state regulatory requirements are deemed applicable to us or change, or additional requirements are imposed on us, we may be required to modify our service programs in that state in a manner that may undermine our program’s attractiveness to consumers or dealers, not offer such service, or terminate our operations in that state, any of which may negatively affect our financial condition and growth. As we introduce new services, we may need to comply with additional licensing regulations and regulatory requirements.

Our services may result in changes in the way vehicles are currently sold or may be viewed as threatening by new and used vehicle dealers that do not subscribe to our programs. Such businesses are often represented by influential lobbying organizations, and such organizations or other persons may propose legislation that, if adopted, could impact our evolving marketing and distribution model.

To date, we have not expended significant resources on lobbying or related government affairs issues, but may be required to do so in the future.

Franchise Classification.    If our relationship or written agreements with our dealers were found to be a franchise under federal or state franchise laws, we could be subjected to additional regulations, including, but not limited, to licensing, increased reporting and disclosure requirements. Compliance with varied laws, regulations, and enforcement characteristics found in each state may require us to allocate both staff time and monetary resources, each of which may adversely affect our results of operations. As an additional risk, if our dealer relationships or subscription agreements are determined to establish a franchise, we may be subject to limitations on our ability to quickly and efficiently effect changes in our dealer relationships in response to changing market trends, which may negatively impact our ability to compete in the marketplace.

We believe that neither our relationship with our participating dealers nor our dealer agreements themselves constitute franchises under federal or state franchise laws. This belief has been upheld by a Federal Appeals Court in Michigan that ruled our business relationship and our dealer subscription agreement do not rise to the level of a franchise under Michigan law.

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

Financing Related Activities.    We provide a connection through our Web sites that allows a consumer to obtain finance information and loan approval. We receive marketing fees from financial institutions or dealers in connection with this advertising activity. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we intend to obtain such licenses. We may be unable to comply with a state’s regulations affecting our current operations or newly introduced services, or we could be required to incur significant fees and expenses to license or be compelled to discontinue such operations in those states.

Insurance Related Activities.    We provide links on our Web sites to various insurance providers and products so that consumers can receive real time quotes for insurance coverage and extended warranty coverage from those insurance providers and submit quote applications online. We receive marketing fees from such participants in connection with this advertising activity. We receive no premiums from consumers nor do we charge consumers fees for our services. All applications are completed on the respective insurance carriers’ Web sites.

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

Employees

As of April 30, 2005, we had a total of 428 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

We have incurred losses every quarter through the third quarter of 2002 and have achieved profitability from the fourth quarter of 2002 through the fourth quarter of 2004. We incurred a loss in the first quarter of 2005, primarily because of the costs related to the restatements of our financial statements and the internal review related to those restatements. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $148.4 million as of December 31, 2004 and $154.2 million as of December 31, 2003.

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

Management determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2004, and these material weaknesses led to the restatement of our consolidated financial statements for the full 2002 fiscal year, the first, second, third, and fourth fiscal quarters of 2003, the full 2003 fiscal year and the first and second fiscal quarters of 2004. The material weaknesses relate to the lack of (1) effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements, and (2) an effective control environment based on criteria established in the Internal Control—Integrated Framework. Because of these material weaknesses, management was unable to conclude that we maintained effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control—Integrated Framework. Further, the material weaknesses identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse affect on our ability to operate our business. Please see Item 9A “Controls and Procedures” for more information regarding the measures we have commenced to implement, and which we intend to implement during the course of 2005, which are designed to remediate the deficiencies in our internal controls described in the Management’s Report On Internal Control Over Financial Reporting. The costs of remediating such deficiencies in our internal controls will adversely affect our financial condition and results of operations. In addition, even after the remedial measures discussed in Item 9A “Controls and Procedures” are fully implemented, our internal controls will not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

The impact of ongoing purported class action and derivative litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our consolidated financial statements and the potential liability from any such litigation or regulatory action could harm our business.

We recently restated our consolidated financial statements for the full 2002 fiscal year and the full 2003 fiscal year, the first, second, third, and fourth fiscal quarters of 2003, and the first and second fiscal quarters of 2004. We, and certain of our present directors and present and former officers, are defendants in certain purported class action litigations pending in the United States District Court for the Central District of California. The claims were brought on behalf of our stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims in all of these purported class actions are virtually identical, and purport to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that we misrepresented and omitted material facts with respect to our financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint seeks unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees.

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

The majority of our revenues are derived from fees paid by our networks of participating retail and enterprise dealers. A few agreements account for substantially all of our enterprise dealer relationships. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. If dealer attrition increases or the number of purchase requests accepted from us decreases and we are unable to add new dealers to mitigate the attrition or decrease in number of accepted requests, our revenues will decrease. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests at prices acceptable to dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. If the number of dealers in our networks declines or dealers reduce the services they receive from us, our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected. In addition, if automotive manufacturers or major dealer groups force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

•	our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

•	the announcement or introduction of new or enhanced sites, services and products by us or our competitors,

•	general economic conditions and economic conditions specific to the Internet, online commerce or the automotive industry,

•	a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us,

•	our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner,

•	the level of traffic on our Web sites and other sites that refer traffic to our Web sites,

•	technical difficulties, system downtime, Internet brownouts or electricity blackouts,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, and our participation in an annual trade show,

•	costs relating to remediation of material weaknesses in internal controls identified in our internal review,

•	costs of ongoing litigation and any adverse judgments resulting from such litigation,

•	costs of defending and enforcing our intellectual property rights,

•	governmental regulation, and

•	unforeseen events affecting the industry.

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

Zero percent financing and other incentives offered by manufacturers in 2003 and 2004 may negatively affect vehicle sales in 2005. Consumers may have accelerated their planned vehicle purchases from 2005 to 2004 and 2003. At some point in the future, manufacturers may decrease current levels of incentive spending on new vehicles, which has served to drive sales volume in the past. Such a reduction in incentives could lead to a decline in demand for new vehicles. A decline in vehicle purchases may result in a decline in demand for our services which could adversely affect our business, financial condition and results of operations.

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

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the Autobytel.com, Autoweb.com, Car.com, CarSmart.com and

other brands will depend largely on our ability to obtain a leadership position in Internet commerce. If dealers and manufacturers do not perceive us as an effective channel for increasing vehicle sales, or consumers do not perceive us as offering reliable information concerning new and used vehicles, as well as referrals to high quality dealers, in a user-friendly manner that reduces the time spent for vehicle purchases, we will be unsuccessful in promoting and maintaining our brands. Our brands may not be able to gain widespread acceptance among consumers or dealers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

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

Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. Recently, the stock market in general and the shares of emerging companies in particular have experienced significant price fluctuations. The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in our quarterly operating results,

•	historical and anticipated operating metrics such as the number of participating dealers, the visitors to our Web sites and the frequency with which they transact,

•	announcements of new product or service offerings,

•	technological innovations,

•	competitive developments, including actions by automotive manufacturers,

•	changes in financial estimates by securities analysts or our failure to meet such estimates,

•	conditions and trends in the Internet, electronic commerce and automotive industries,

•	our ability to comply with the conditions to continued listing of our stock on The Nasdaq National Market,

•	adoption of new accounting standards affecting the technology or automotive industry, and

•	general market conditions and other factors.

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

We currently anticipate that our cash, cash equivalents and short-term and long-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We may need to raise additional funds sooner, however, in order to develop new or enhance existing services or products or to respond to competitive pressures. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to develop or enhance services or products or respond to competitive pressures would be significantly limited. In addition, our ability to continue to operate our business may also be materially adversely affected in the event additional financing is not available when required. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our certificate of incorporation and bylaws, stockholder rights plan and Delaware law contain provisions that could discourage a third party from acquiring us or limit the price third parties are willing to pay for our stock.

Provisions of our amended and restated certificate of incorporation and bylaws relating to our corporate governance and provisions in our stockholder rights plan could make it difficult for a third party to acquire us, and could discourage a third party from attempting to acquire control of us. These provisions allow us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. These provisions provide that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the board of directors are up for election at each annual meeting. In addition, these provisions impose various procedural and other requirements which could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change of control of us. Under the stockholder rights plan, if a person or group acquires 15% or more of our common stock, all rightsholders, except the acquiror, will be entitled to acquire at the then exercise price of a right that number of shares of Autobytel’s common stock which, at the time, has a market value of two times the exercise price of the right. In addition, under certain circumstances, all rightholders, other than the acquiror, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which, at the time, has a market value of two times the exercise price of the right. The initial exercise price of a right is $65. Such charter and rights provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

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

Item 2.    Properties

Our headquarters are located in a single office complex in Irvine, California. We lease a total of approximately 52,000 square feet. The lease expires in September 2005. AVV is located in a single office building in Westerville, Ohio and occupies approximately 17,000 square feet. The lease expires in September 2009. We relocated AIC’s operations to our Irvine office from Westborough, Massachusetts in 2003. We continue to pay rent on the former AIC premises in Westborough. The lease expires in May 2005. RPMI is located in a single office building in Houston, Texas and occupies approximately 3,000 square feet. The lease expires in April 2006. Car.com is located in a single office building in Troy, Michigan and occupies approximately 22,000 square feet. The lease expires in June 2005. We have entered into a new 5,500 square foot lease for Car.com, which is effective beginning in July 2005 and expires in December 2010.

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

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against us and certain of our current directors and current and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions are virtually identical, and purport to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that we misrepresented and omitted material facts with respect to our financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint seeks unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. Additional lawsuits asserting the same or similar claims may be filed as well. We intend to defend the claims vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on our results of operations, financial condition and cash flows.

In addition, our directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees.

We intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations, financial condition or cash flows.

From time to time, we are involved in other litigation matters arising from the normal course of our business activities. The actions filed against us and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect our business, results of operations, financial condition or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, has been quoted on the Nasdaq National Market since March 26, 1999, and currently trades under the symbol “ABTLE”. Prior to this time, there was no public market for our common stock. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock as reported on the Nasdaq National Market.

Year	High	Low
2003
First Quarter	$4.02	$2.45
Second Quarter	$6.83	$3.48
Third Quarter	$10.75	$5.51
Fourth Quarter	$12.70	$7.74
2004
First Quarter	$14.45	$9.03
Second Quarter	$17.00	$8.09
Third Quarter	$9.32	$5.72
Fourth Quarter	$9.79	$5.20
2005
First Quarter	$6.26	$4.62

As of April 30, 2005, there were 586 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We intend to retain all of our future earnings, if any, for use in our business, and therefore we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provide detailed information regarding acquisitions, deconsolidation, impairment, restructuring and other charges which have impacted our results of operation and financial condition and affect the comparability of the financial data provided below. The statement of operations data for the years ended December 31, 2004, 2003 (restated) and 2002 (restated) and the balance sheet data as of December 31, 2004, 2003 (restated) and 2002 (restated) are derived from our audited consolidated financial statements.

Effective with the filing of this Annual Report on Form 10-K, we modified our statement of operations presentation to better align reported results with internal operational measures and to provide increased understanding and transparency for investors. Operating expenses are now classified as cost of revenues, sales and marketing, product and technology development, general and administrative, and amortization of acquired intangible assets. Cost of revenues contain costs previously classified as sales and marketing, including traffic acquisition and related compensation costs, printing, production and postage for our customer loyalty and retention program, and fees paid to third parties for data and content included on our properties. Cost of revenues also includes costs previously classified as product and technology development including connectivity costs, technology license fees, amortization of acquired technology, amortization of internally developed technology, fees paid to third parties for data and content included on our properties, and server equipment depreciation. Other costs which have been reclassified are: (1) bad debt expense, which was previously classified as sales and marketing expense, is now classified as general and administrative expense, and (2) credit balances of customers, which were previously classified as accounts receivable, are now classified as other current liabilities.

See the Explanatory Note to this Annual Report on Form 10-Kand Note 3 to the Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the full year 2002, the first, second, third, and fourth fiscal quarters of 2003, the full year 2003, and the first and second quarters of 2004.

The following discussion provides information regarding adjustments made to the consolidated financial statements for the years ended December 31, 2001 and 2000 (amounts in thousands).

•	Expense provisions for our participation at an annual trade show were inappropriately recorded throughout annual fiscal periods preceding our attendance at the trade show in the first fiscal quarter of the following annual fiscal period. As a result, we decreased sales and marketing expense by $40 and $313 in 2001 and 2000, respectively.

•	Certain advertising revenue generated from a barter transaction in 2001 was inappropriately recognized, as there was insufficient evidence to establish the fair value of this barter transaction. As a result, we decreased advertising revenue, sales and marketing expense, and product and technology development expense by $333, $41 and $374, respectively, in 2001.

•	Lead fees earned in 1999, 2000 and 2001 were inappropriately recognized in 2003. As a result, we increased lead fees by $47 and $13 in 2001 and 2000, respectively.

•	In the year ended December 31, 2003, an excess accrual for lease abandonment from the year ended December 31, 2000 was inappropriately derecognized with a corresponding reduction of miscellaneous expense. As a result, we decreased general and administrative expenses by $86 in 2000.

•	We inappropriately recognized foreign exchange gain in 2001 related to our investment in Autobytel.Europe. As a result, other income, net decreased by $150 in 2001.

	Years Ended December 31,
	2004	Restated 2003	Restated 2002	Restated 2001	Restated 2000
	(Dollar amounts in thousands, except per share data)
Statement of Operations Data:
Revenues	$122,236	$88,394	$79,214	$70,741	$66,545
Costs and expenses:
Cost of revenues	50,680	36,523	36,647	31,497	22,243
Sales and marketing	25,854	20,078	15,958	21,010	42,599
Product and technology development	20,190	15,304	18,815	14,780	21,549
General and administrative	18,819	11,065	10,784	18,330	15,120
Amortization of acquired intangible assets	1,157	62	—	—	—
Goodwill impairment	—	—	—	22,867	—
Autobytel.Europe restructuring, impairment and other international charges	—	—	15,015	7,229	—
Domestic restructuring and other charges, net	—	(27)	(58)	4,514	—

Total costs and expenses	116,700	83,005	97,161	120,227	101,511

Income (loss) from operations	5,536	5,389	(17,947)	(49,486)	(34,966)
Loss on recapitalization of Autobytel.Europe	—	—	(4,168)	—	—
Other income, net	855	946	207	3,114	6,017
Minority interest	(124)	—	866	1,485	369

Income (loss) before income taxes	6,267	6,335	(21,042)	(44,887)	(28,580)
Provision for income taxes	(430)	(8)	(6)	(27)	(42)

Net income (loss)	$5,837	$6,327	$(21,048)	$(44,914)	$(28,622)

Basic net income (loss) per share	$0.14	$0.18	$(0.68)	$(1.84)	$(1.43)

Diluted net income (loss) per share	$0.13	$0.17	$(0.68)	$(1.84)	$(1.43)

Shares used in computing basic net income (loss) per share	40,786	34,508	31,143	24,404	20,047

Shares used in computing diluted net income (loss) per share	44,049	37,636	31,143	24,404	20,047

	December 31,
	2004	Restated 2003	Restated 2002	Restated 2001	Restated 2000
Balance Sheet Data:
Cash and cash equivalents	$24,287	$45,643	$27,543	$30,006	$47,758
Restricted cash	9,053	—	28	31,831	34,187
Short-term investments	16,500	9,991	—	—	—
Working capital	49,983	53,782	26,093	52,713	69,511
Long-term investments	12,000	6,000	—	—	—
Total assets	160,717	98,509	57,399	91,274	123,952
Non-current liabilities	8	178	255	—	47
Accumulated deficit	(148,211)	(154,048)	(160,375)	(139,477)	(94,563)
Stockholders’ equity	$136,067	$84,004	$44,156	$61,546	$92,870

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

The following discussion and analysis gives effect to the restatement described above in the Explanatory Note to this Annual Report on Form 10-K and in Note 3 to our consolidated financial statements. Accordingly, some of the data set forth in this section is not comparable to discussions and data in our previously filed annual and quarterly reports for the corresponding periods.

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate the automotive Web sites Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com. We are also a leading provider of customer relationship management (CRM) products and programs, consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology.

We have recently restated our consolidated financial statements for the full 2002 fiscal year and the full 2003 fiscal year, the first, second, third, and fourth fiscal quarters of 2003, and the first and second fiscal quarters of 2004. In connection with those restatements, there are currently pending against us and certain of our current directors and current and former officers certain purported class action and derivative lawsuits, as more fully described in “Part I. Item 3. Legal Proceedings”.

In September 2004, we filed a lawsuit for patent infringement against Dealix Corporation in order to protect certain of our intellectual property, as more fully described in “Part I. Item 3. Legal Proceedings”.

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

As we previously announced on November 15, 2004, Hoshi Printer resigned as our Executive Vice President and Chief Financial Officer effective November 15, 2004. Michael F. Schmidt, our Senior Vice President, Finance, assumed the functions of Chief Financial Officer pending our appointment of a Chief Financial Officer. On May 30, 2005, Mr. Schmidt was appointed as our Executive Vice President and Chief Financial Officer.

As previously announced, on April 1, 2005, Matthew McDowell, our Vice President and Controller and principal accounting officer, resigned as an employee of Autobytel. Michael F. Schmidt, our Chief Financial Officer, assumed the functions of principal accounting officer, pending our appointment of a Controller.

On April 9, 2004, we acquired iDriveonline, Inc. (iDriveonline), now Retention Performance Marketing, Inc., a provider of customer loyalty and retention marketing programs for the automotive industry. The total purchase price was $12.2 million and consisted of $5.0 million in cash, 474,501 shares of our common stock valued at $6.8 million and transaction costs of $0.4 million.

On April 15, 2004, we acquired Stoneage Corporation (Stoneage), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site. The total purchase price was $50.8 million and consisted of $15.3 million in cash, 2,305,244 shares of our common stock valued at $34.5 million and $1.0 million in transaction costs.

We expect revenue from our business to continue growing in 2005. In addition, we have been able to better diversify our revenue mix. We reduced the percentage of revenue from lead fees and increased the percentage of revenue from CRM services.

We incurred approximately $1.6 million in costs related to the integration of the iDriveonline and Stoneage acquisitions primarily for transition salaries, severance, retention bonuses and travel in 2004.

As of December 31, 2004, we had $52.8 million in domestic cash, cash equivalents, short-term and long-term investments.

We generated $4.3 million in cash from operations in the fourth quarter of 2004. For the year ended December 31, 2004, we generated $7.6 million in cash from operations. We may not be able to generate cash from operations in 2005.

In 2004, we added approximately 950 lead referral retail dealer relationships, primarily from the acquisition of Car.com. We also added approximately 940 CRM customer relationships, driven by growth in WebControl as well as from the acquisition of iDriveonline Inc. During the first quarter of 2005, we experienced a net reduction of lead referral retail dealer relationships. Although management is taking actions to reverse this trend, there can be no assurance that it will not continue.

As of December 31, 2004, our lead referral dealer relationships consisted of approximately 6,200 retail dealer relationships (including 215 suspended dealers), relationships with major dealer groups representing approximately 670 enterprise dealer relationships, and seven direct relationships encompassing 17 brands with automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives representing up to approximately 17,200 enterprise dealer relationships. As of December 31, 2004, approximately 850 retail dealers had more than one retail lead referral dealer relationship with us. As of December 31, 2003, our lead referral dealer relationships consisted of approximately 5,300 retail dealer relationships (including 75 suspended dealers), relationships with major dealer groups representing approximately 540 enterprise dealer relationships, and four direct relationships encompassing 15 brands with automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives representing up to approximately 18,100 enterprise dealer relationships. A majority of our revenue from lead referral dealer relationships is derived from retail dealer relationships and enterprise dealer relationships with major dealer groups. In addition, as of December 31, 2004, our finance lead referral network includes approximately 260 relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. As of December 31, 2004, CRM customer relationships consisted of approximately 2,800 WebControl and approximately 760 RPM relationships. At December 31, 2003, CRM customer relationships consisted of approximately 2,200 WebControl and 380 RPM customer relationships. As an example of how we calculate these relationships, a dealer that subscribes to the Autobytel.com new car program and the Autoweb.com new car program accounts for two retail dealer relationships, and a dealer that subscribes to our WebControl product and RPM program accounts for two CRM customer relationships. As a further example, a dealer group that owns three different franchises and that subscribes to the Autoweb.com new car program for all such franchises accounts for three retail dealer relationships. WebControl customer relationships are accounted for based on the number of customers using WebControl, rather than the number of franchises owned by a given customer. We no longer include iManagerSM (our legacy lead management tool) product relationships within CRM customer relationships, as we are offering dealers who use iManager the opportunity to migrate to WebControl. Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests or performance of services has been suspended. The number of dealer relationships and customer relationships as of December 31, 2004 and 2003 referred to above was determined in conformity with the methodology described above.

On March 31, 2004, we adopted the provisions of FIN 46R and determined we were the primary beneficiary of Autobytel.Europe. As a result of adopting FIN46R, we consolidated in our consolidated financial statements at December 31, 2004, approximately $9.1 million in cash and cash equivalents, $0.1 million in other assets, $0.3 million in liabilities and $4.5 million representing the 51% ownership in Autobytel.Europe belonging to Autobytel.Europe’s other shareholder.

We conduct our business within one business segment, which is defined as providing automotive marketing services.

We classify our revenues as lead fees, advertising, customer relationship management (CRM) services, and data, applications and other. Prior to January 1, 2004, we had classified our revenues as program fees, enterprise sales, advertising and other products and services. Amounts for 2003 and 2002 have been reclassified to conform to the 2004 presentation. There was no impact on total revenue as a result of the reclassification.

Lead fees consist of car buying purchase request fees for new and used cars, and finance request fees.

Fees for car buying purchase requests are paid by retail dealers, enterprise dealers and automotive manufacturers or their buying service affiliates who participate in our online car buying referral networks. Beginning April 15, 2004, lead fees include fees paid by retail dealers, enterprise dealers and automotive manufacturers who participate in our Car.com online car buying referral network. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include manufacturers such as General Motors, Ford and Mazda. Fees paid by customers participating in our car buying referral networks are comprised of monthly subscription and transaction fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided. Ongoing fixed monthly subscription fees are based, among other things, on the size of territory, demographics and, indirectly, the transmittal of purchase requests to customers participating in our car buying referral networks. Transaction fees are based on the number of purchase requests provided to retail and enterprise dealers and automotive manufacturers each month.

Generally, our dealer contracts are terminable on 30 days’ notice by either party. As of December 31, 2004, a major automotive manufacturer in our program accounted for up to approximately 8,300 enterprise dealer relationships. This program with a major automotive manufacturer automatically extends in one month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. We intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers.

Beginning April 15, 2004, lead fees also include fees paid by retail dealers, finance request intermediaries and automotive finance companies who participate in our Car.com finance referral network. Customers participating in our Car.com finance referral network pay ongoing monthly subscription fees or transaction fees based on the number of finance requests provided to them each month. The fees are recognized in the period service is provided.

For the years ended December 31, 2004, 2003 and 2002, lead fees were $84.8 million, $64.3 million and $64.2 million, or 69%, 73% and 81% of total revenues, respectively. We expect to derive a majority of our revenues in the foreseeable future from retail dealers, enterprise dealers and automotive manufacturers that participate in our online car buying referral networks and dealers, finance request intermediaries and automotive finance companies that participate in our Car.com finance referral network.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites as well as through direct marketing offerings. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively on our Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Beginning on April 15, 2004, advertising revenues include fees paid by automotive manufacturers who advertise on our Car.com Web site.

Revenues from advertising were $13.7 million, $11.5 million and $6.7 million, or 11%, 13% and 8% of total revenues, in 2004, 2003 and 2002, respectively. With further selling of additional advertising inventory, an increase in Internet advertising spending by automotive manufacturers, the acquisition of Stoneage in April 2004 and the addition of new and higher priced products, such as rich media and direct marketing offerings, we anticipate that our advertising revenues in 2005 will increase compared to 2004.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of WebControl System (WebControl), our customer lead management product, Retention Performance Marketing (RPM) and iDriveonline, our customer loyalty and retention marketing programs, and Automotive Download Services (ADS), our data extraction service. CRM services include fees from WebControl and ADS beginning on June 4, 2003, and fees from dealers using the iDriveonline program beginning on April 9, 2004. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $19.0 million, $7.2 million and $0.7 million, or 16%, 8% and 1% of total revenues, in 2004, 2003 and 2002, respectively. We expect revenues from our CRM services to increase in 2005 compared to 2004 due to an increase in WebControl and RPM revenues, and the addition of iDriveonline dealers in April 2004.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. Revenues from data, applications and other were $4.8 million, $5.4 million and $7.6 million, or 4%, 6% and 10% of total revenues, in 2004, 2003 and 2002, respectively. We develop our own data for use on our Web sites, and also make it available to third parties, such as automotive manufacturers and internet portals. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect revenues from data, applications and other to decline in 2005 compared to 2004.

Effective with the filing of this Annual Report on Form 10-K, we modified our statement of operations presentation to better align reported results with internal operational measures and to provide increased understanding and transparency for investors. Operating expenses are now classified as cost of revenues, sales and marketing, product and technology development, general and administrative, and amortization of acquired intangible assets. Cost of revenues contain costs previously classified as sales and marketing, including traffic acquisition and related compensation costs, printing, production and postage for our customer loyalty and retention program, and fees paid to third parties for data and content included on our properties. Cost of revenues also contain costs previously classified as product and technology development including connectivity costs, technology license fees, amortization of acquired technology, amortization of internally developed technology, fees paid to third parties for data and content included on our properties, and server equipment depreciation. Other costs which have been reclassified are: (1) bad debt expense, which was previously classified as sales and marketing expense, is now classified as general and administrative expense, and (2) credit balances of customers, which were previously classified as accounts receivable, are now classified as other current liabilities.

To enhance the quality of purchase requests, each purchase request is passed through our Quality Verification System (QVS) which uses filters and validation processes to identify consumers with valid purchase intent before delivering the purchase request to our retail and enterprise dealers. We believe the implementation of these quality enhancing processes allows us to deliver high quality purchase requests to our retail and enterprise dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer.

We delivered approximately 4.2 million and 3.1 million purchase requests through our online systems to retail and enterprise dealers in 2004 and 2003, respectively, including 0.8 million purchase requests delivered by Car.com in 2004. Of these, approximately 2.7 million and 2.2 million were delivered to retail dealers and approximately 1.5 million and 0.9 million were delivered to enterprise dealers in 2004 and 2003, respectively. Purchase requests delivered to retail dealers in 2004 increased by 0.5 million, or 23%, compared to 2003, due to the addition of new retail dealer relationships, including Car.com relationships. Purchase requests delivered to enterprise dealers in 2004 increased by 0.6 million, or 67%, compared to 2003, due to the addition of new enterprise relationships, the expansion of our existing relationships and the addition of Car.com relationships. The number of purchase requests we delivered to our retail and enterprise dealers declined in the first quarter of 2005 compared to the fourth quarter of 2004. Management is taking actions to reverse this trend. However, we cannot assure that this trend will not continue.

Additionally, we delivered approximately 0.5 million finance requests in 2004 to retail dealers, finance request intermediaries and automotive finance companies as a result of the Car.com acquisition. We expect that the number of finance requests we deliver to retail dealers, finance request intermediaries and automotive finance companies will increase in 2005 compared to 2004.

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

In the second half of 2004, we had net reductions to our number of dealer relationships, primarily due to the cancellation of an enterprise relationship with Car.com by an automotive manufacturer. We cannot assure that we will be able to reduce dealer turnover. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements. There can be no assurance that actual results will not differ from our estimates and assumptions. For a detailed discussion of the application of these and other accounting policies, see Note 2. of the “Notes to Consolidated Financial Statements” in Part IV. Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenues from lead fees, advertising, CRM services and data applications, and other when earned as defined by Staff Accounting Bulletin (SAB) No. 104 and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. SAB No. 104 considers revenue realized after all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

Where delivery of services have been rendered and collectibility is not reasonably assured, revenue is not recognized until payment is received for such services.

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which revenue stream mentioned above is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue. At this time, in all instances where iManager, a CRM product, is part of a multiple-element transaction, no revenue is allocated to CRM services for accounting purposes, and all revenue is allocated to lead fees. For accounting purposes, we expect to record iManager associated with multiple-element arrangements in this manner until such time as we can determine the fair value of iManager in a reliable, verifiable and objective manner.

Fees billed prior to us providing services are deferred, as they do not satisfy all of the revenue recognition criteria in SAB No. 104. Deferred revenues are recognized as revenue over the periods services are provided or purchase requests are delivered.

Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single-element arrangement.

Accounts Receivable.    We estimate and record allowances for potential bad debts and customer credits based on our historical bad debt and customer credit experience, which is consistent with our past practice.

The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated allowance for bad debts are recorded as an increase in general and administrative expenses. Reductions in the estimated allowance for bad debts are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts and have no impact on operating expenses.

The allowance for customer credits is our estimate of adjustments for services that do not meet our customers’ requirements. Additions to the estimated allowance for customer credits are recorded as a reduction in revenues. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits and have no impact on revenues.

If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional estimated allowances for bad debts and customer credits may be required and the impact on our business, results of operations or financial condition could be material.

As of December 31, 2004, our estimated allowances for domestic bad debts and customer credits have decreased to $1.0 million, or 5% of gross accounts receivable from $1.8 million, or 13%, of gross accounts receivable as of December 31, 2003.

Investment in Equity Investee.    We hold minority interests in unconsolidated subsidiaries. The subsidiaries are not publicly traded and, therefore, the value of our minority interest is difficult to determine. Adverse changes in market conditions or poor operating results of the subsidiary underlying each investment could result in losses or an inability to recover the carrying value of our investment. We use estimates and make assumptions to determine if our investment has experienced a decline in value that is other than temporary and to determine the fair value of the investment. In future periods, if the carrying value of our investments is determined to be in excess of the estimated fair value we will recognize a non-cash charge for the impairment of our investment. During 2002, we recognized an $11.0 million non-cash charge for the impairment of our investment in Autobytel.Europe. In 2003, we received $2.2 million from Autobytel.Europe as a partial return of capital. On March 31, 2004, we adopted the provisions of FIN 46R and determined we were the primary beneficiary of Autobytel.Europe and consolidated Autobytel.Europe in our consolidated financial statements.

Capitalized Internal Use Software.    Changes in strategy and/or market conditions could significantly impact the estimated value of our capitalized software. We use estimates and make assumptions to determine the related estimated useful lives and the fair value of capitalized software. In future periods, if the carrying value of capitalized software is determined to be in excess of the estimated fair value, we will recognize a non-cash charge for the impairment of capitalized software. During 2002, we recognized non-cash charges of $1.9 million for the impairment of capitalized software. As of December 31, 2004, we had capitalized software, net of amortization of $0.2 million.

Goodwill.    The determination as to whether events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable involves management’s judgment. In addition, should we conclude that recoverability of goodwill is in question, the minority interest public market approach is used to determine whether goodwill is recoverable and, if not, the final determination of the fair value of the asset is also based on the judgment of management. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by management in making its estimates. Future changes in management’s estimates could result in indicators of impairment and actual impairment charges where none exist as of the date of this report. In future periods, if goodwill is determined to be impaired we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. Absent any interim evidence of impairments, we will perform our annual impairment test of goodwill on June 30 of each year. During the fourth quarter of 2004, our announcement to restate our financial statements triggered an interim assessment by us to determine whether the fair value of goodwill may be less than its carrying value as of December 31, 2004. We determined that no impairment charge should be recorded to goodwill. No impairment charge of goodwill was recognized in 2004, 2003 and 2002. In 2004, we recorded goodwill of $11.0 million and $42.8 million related to the acquisitions of iDriveonline and Stoneage, respectively. As of December 31, 2004, the balance of goodwill was $70.7 million.

Contingencies.    We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. We are required to record a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter.

Income Taxes.    We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2004 and 2003, we have recorded a full valuation allowance against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated
Revenues	100%	100%	100%

Costs and expenses:
Cost of revenues	42	41	46
Sales and marketing	21	23	20
Product and technology development	17	17	24
General and administrative	15	13	14
Amortization of acquired intangible assets	1	—	—
Autobytel.Europe restructuring, impairment and other international charges	—	—	19
Domestic restructuring and other charges, net	—	—	—

Total costs and expenses	96	94	123

Income (loss) from operations	4	6	(23)
Other income (expense)	1	1	(5)
Minority interest	—	—	1

Income (loss) before income taxes	5	7	(27)
Provision for income taxes	—	—	—

Net income (loss)	5%	7%	(27)%

Revenues by groups of similar services are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated
Revenues:
Lead fees	$84,822	$64,323	$64,180
Advertising	13,695	11,456	6,676
CRM services	18,959	7,210	742
Data, applications and other	4,760	5,405	7,616

Total revenues	$122,236	$88,394	$79,214

2004 Compared to 2003 Restated

Revenues.    Our revenues increased by $33.8 million, or 38%, to $122.2 million in 2004 compared to $88.4 million in 2003. The revenue increase was due to growth in lead fees, advertising, and CRM services. Revenue growth was driven by the acquisitions of iDriveonline and Stoneage, from the date of their acquisitions on April 9, 2004 and April 15, 2004, respectively. Revenues for 2004 include $5.0 million from dealers using iDriveonline’s customer loyalty and retention marketing programs and $16.3 million from customers using Stoneage services in 2004. In addition, 2004 revenues benefited from a full year of WebControl and ADS.

Lead Fees.    Lead fees increased by $20.5 million, or 32%, to $84.8 million in 2004 compared to $64.3 million in 2003. The increase was due to the delivery of an additional 1.1 million purchase requests to our retail and enterprise dealers and 0.5 million finance requests delivered to dealers, finance request intermediaries and automotive finance companies in 2004 when compared to 2003. The increase in purchase requests was primarily due to purchase requests delivered to Car.com retail and enterprise dealers. Additionally, we increased our fees per purchase request for some dealers in the second half of 2004. The number of retail dealer relationships in our lead referral program was approximately 6,200 and 5,300 at December 31, 2004 and 2003, respectively. The number of enterprise dealer relationships with major dealer groups in our lead referral program was approximately 670 and 540 at December 31, 2004 and 2003, respectively. In addition, we had seven direct relationships encompassing 17 brands with automotive manufacturers or their automotive buying service affiliates representing up to approximately 17,200 enterprise dealer relationships at December 31, 2004, compared to four direct relationships encompassing 15 brands representing up to approximately 18,100 enterprise dealer relationships at December 31, 2003. Our finance lead referral network at December 31, 2004 also included approximately 260 relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in the Car.com finance referral network. Lead fees and the number of purchase requests we delivered to our customers declined in the first quarter of 2005 compared to the fourth quarter of 2004. Management is taking actions to reverse this trend. However, we cannot assure that this trend will not continue.

Advertising.    Advertising revenue increased by $2.2 million, or 20%, to $13.7 million in 2004 compared to $11.5 million in 2003. The increase was primarily due to higher spending by automotive manufacturers, the additional Web site advertising sales to Car.com customers and the addition of new products, such as rich media and direct marketing offerings. With further selling of additional available advertising inventory, an increase in Internet advertising spending by automotive manufacturers, the acquisition of Stoneage in April 2004, and the addition of new and higher priced products, such as rich media and direct marketing offerings, we expect our advertising revenues to increase in 2005 compared to 2004.

CRM Services.    CRM services increased by $11.7 million, or 163%, to $19.0 million in 2004 compared to $7.2 million in 2003. The increase was due to an increase in RPM revenues, higher fees from iDriveonline’s customer loyalty and retention marketing programs and fees from WebControl products and ADS services. We expect revenues from our CRM services to increase in 2005 compared to 2004 due to an increase in WebControl and RPM revenues and the addition of iDriveonline dealers in April 2004.

Data, Applications and Other.    Revenues from data, applications and other decreased by $0.6 million or 12%, to $4.8 million in 2004 compared to $5.4 million in 2003. The decrease is primarily due to a decrease in fees from customers who use our automotive marketing data and technology through our Automotive Information Center (AIC) division, classified advertising service and training. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect data, applications and other to decline in 2005 compared to 2004.

Cost of Revenues.    Cost of revenues consist of traffic acquisition costs (TAC) and other cost of revenues. TAC consists of payments made to our internet purchase providers, including internet portals and online automotive information providers. Other cost of revenues consists of printing, production, and postage for our CRM services customer loyalty and retention programs, fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

Cost of revenues increased by $14.2 million or 39% to $50.7 million in 2004 compared to $36.5 million in 2003. This represents 42% and 41% of total revenues in 2004 and 2003, respectively. The increase was due to a $11.2 million increase in the costs of purchase and finance request acquired from third parties, a $2.3 million increase in printing, production, and postage costs for our customer loyalty and retention program, a $0.4 million increase in data content and license fees, a $0.2 million increase in personnel and related costs, a $0.2 million increase in hosting and internet connection charges and a $0.2 million increase in the amortization of acquired technology. The increase in purchase request and finance request costs was primarily due to the increased delivery of purchase requests and finance requests, primarily as a result of the acquisition of Stoneage. The increase in printing, production and postage costs was due to the increase in our RPM business and the acquisition of Stoneage and iDriveonline. The increase in traditional advertising expenses was partially a result of the acquisition of Stoneage and iDriveonline. The increase was offset by a $0.3 million decrease in amortization of capitalized internal use software that was fully amortized during the first half of 2004. We expect our costs of revenues to increase in 2005 compared to 2004.

Sales and Marketing.    Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. Sales and marketing expense increased by $5.8 million, or 29%, to $25.9 million in 2004 compared to $20.1 million in 2003. This represents 21% and 23% of total revenues for 2004 and 2003, respectively. The increase was due to a $4.9 million increase in costs associated with sales and customer relationship maintenance and a $1.3 million increase in traditional advertising costs, offset by a $0.4 million decrease in marketing personnel and related costs. The increase in sales and customer relationship maintenance was due to higher personnel costs related to increased sales and headcount. We expect our sales and marketing expenses to increase in 2005 compared to 2004.

Product and Technology Development.    Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Product and technology development expense increased by $4.9 million, or 32%, to $20.2 million in 2004 compared to $15.3 million in 2003. This represents 17% of total revenues for both 2004 and 2003. The increase was due to higher personnel and related costs of $4.1 million, a $0.4 million increase in telephone costs related to our voice and data communications and a $0.4 million increase in other expenses. The higher personnel and related costs are associated with the increase in headcount, largely from the acquisition of iDriveonline and Stoneage. Also included in this increase are integration related expenses, such as transition salaries and retention bonuses, and costs associated with our efforts to comply with Sarbanes-Oxley. We expect our product and technology development expenses to increase in 2005 compared to 2004.

General and Administrative.    General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $7.8 million, or 70%, to $18.8 million in 2004 compared to $11.1 million in 2003. This represents 15% and

13% of total revenues for 2004 and 2003, respectively. The increase was due to $1.3 million in higher compensation and related costs and an increase in headcount, $1.1 million associated with a contract dispute, a $0.8 million increase in the provision for bad debt, $0.1 million in severance costs associated with the separation of an employee, a $2.1 million increase in public company expenses related to compliance with the Sarbanes-Oxley Act, a $1.1 million increase in legal fees, a $0.8 million increase in other professional fees, including fees relating to the internal review initiated by the Audit Committee of our Board of Directors, a $0.3 million related to an abandoned acquisition and a $0.2 million impairment charge of intangible assets related to certain Car.com customer relationships. We expect our general and administrative expenses to increase in 2005 compared to 2004 due to costs relating to compliance with the Sarbanes-Oxley Act of 2002, costs associated with the restatements of our consolidated financial statements, the internal review and the remediation of material weaknesses in our internal controls identified in our internal review, costs associated with defending purported class action and derivative lawsuits filed against us and certain current directors and current and former officers relating to the restatements of our consolidated financial statements, and costs associated with enforcing our intellectual property rights, including the lawsuit filed against Dealix Corporation for patent infringement.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and Stoneage acquisitions. Amortization of acquired intangible assets increased by $1.1 million to $1.2 million in 2004 compared to $0.1 million in 2003. The increase was due to the acquisitions of iDriveonline and Stoneage.

Interest Income.    In 2004, interest income increased by $0.6 million, to $0.9 million compared to $0.3 million in 2003. The increase in interest income was due to higher cash balances as a result of the sale of five million shares of common stock in a private placement for net proceeds of $25.6 million in June 2003 and the investment of our cash in accounts yielding higher interest rates.

Loss in Equity Investees.    Loss in equity investee in 2004 and 2003 represents our share of income in Autobytel.Europe prior to April 1, 2004.

Minority Interest.    Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes.    In 2004, a $0.4 million provision for state income taxes has been recorded compared to a nominal amount in 2003. No provision for federal income taxes has been recorded as we generated taxable losses through December 31, 2004. In the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We have net operating loss carryforwards that expire in various years through 2023. We also have federal and state research tax credit carryforwards. The federal research tax credits expire in various years through 2022. The state research tax credits do not expire. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the carryforwards before utilization. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. At the end of each reporting period, we evaluate whether it is more likely than not that our deferred tax assets are not realizable. While we believe that such deferred tax assets were not realizable at December 31, 2004, our assessment may change in future periods if we continue to generate positive operating results and such adjustment would impact our provision for income taxes in the period of such change.

2003 Restated Compared to 2002 Restated

Revenues.    Our revenues increased by $9.2 million, or 12%, to $88.4 million in 2003 compared to $79.2 million in 2002 due to growth in lead fees, advertising and CRM services. As a result of the acquisition of AVV on June 4, 2003, revenues include $3.6 million from dealers using our AVV products and services in 2003.

Lead Fees.    Lead fees increased by $0.1 million to $64.3 million in 2003 compared to $64.2 million in 2002. The increase was primarily due to adding new enterprise dealers, selling more purchase requests to existing enterprise dealers, improving the quality of our purchase requests and an increase in revenue per purchase request. This increase was offset by a decline during the first half of 2003 in the number of paying retail dealers participating in our referral networks and the quantity of purchase requests delivered to them. The number of retail dealer relationships in our lead referral program was approximately 5,300 and 5,400 at December 31, 2003 and 2002, respectively. The number of enterprise dealer relationships with major dealer groups in our lead referral program was approximately 540 and 350 at December 31 2003 and 2002, respectively. In addition, we had four direct relationships encompassing 15 brands representing up to approximately 18,100 enterprise dealer relationships at December 31, 2003, compared to two direct relationships encompassing seven brands representing up to approximately 14,400 enterprise dealer relationships at December 31, 2002. The number of purchase requests delivered to retail dealers was 2.2 million and 3.1 million in 2003 and 2002, respectively.

Advertising.    Revenues from advertising represent fees received from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites. Advertising revenue increased by $4.8 million, or 72%, to $11.5 million in 2003 compared to $6.7 million in 2002. The increase was primarily due to higher spending by automotive manufacturers, more effective selling of our advertising inventory, an increase in the pricing of our advertising, and an increase in the number of automotive manufacturer customers.

CRM Services.    CRM services increased by $6.5 million to $7.2 million in 2003 compared to $0.7 million in 2002. The increase was primarily due to an increase in RPM revenues and fees from dealers using our AVV products and services as a result of the acquisition.

Data, Applications and Other.    Revenues from data, applications and other decreased by $2.2 million or 29%, to $5.4 million in 2003 compared to $7.6 million in 2002. The decrease is primarily due to a decrease in revenues from international licensing, financing and other products and services.

Cost of Revenues.    Cost of revenues decreased by $0.1 million to $36.5 million in 2003 compared to $36.6 million in 2002. This represents 41% and 46% of total revenues in 2003 and 2002, respectively. The decrease was primarily due to a $0.6 million increase in the cost of purchase requests, a $0.9 million increase in printing, postage, and production cost for our customer loyalty retention program, and a $0.2 million increase in the amortization of internally developed software, more than offset by an impairment charge of capitalized internal use software costs incurred in 2002 totaling $1.9 million. In 2003, we did not capitalize software development costs since any costs that were incurred did not meet specified criteria under our software capitalization policy. In 2002, we capitalized $1.4 million of software development costs related to enhancements to RPM.

Sales and Marketing.    Sales and marketing expense increased by $4.1 million, or 26%, to $20.1 million in 2003 compared to $16.0 million in 2002. This represents 23% and 20% of total revenues for 2003 and 2002, respectively. The increase was primarily due to a $3.3 million increase in costs associated with sales and customer relationship maintenance, including AVV, which was acquired on June 4, 2003, a $0.5 million increase in traditional advertising expenses, and a $0.4 million increase in marketing personnel and related costs, offset by a $0.1 million decrease in other marketing expenses.

Product and Technology Development.    Product and technology development expense decreased by $3.5 million, or 19%, to $15.3 million in 2003 compared to $18.8 million in 2002. This represents 17% and 24% of total revenues in 2003 and 2002, respectively. The decrease was primarily due to a $1.1 million decrease in personnel and related costs, a $0.8 million decrease in professional consulting fees due to more effective use of internal resources, and a $1.6 million decrease in other product and technology development expenses, including research, data and licensing.

General and Administrative.    General and administrative expense increased by $0.3 million, or 3%, to $11.1 million in 2003 compared to $10.8 million in 2002. This represents 13% and 14% of total revenues for

2003 and 2002, respectively. The increase was primarily due to $0.4 million related to the relocation of our AIC operations from Westborough, Massachusetts to our corporate office in Irvine, California, a $0.3 million increase in legal and public company expenses and a $1.0 million increase in personnel and related costs and a $0.1 million in other general and administrative expenses. The increase was offset by a $1.5 million decrease in bad debt expense due to increased collection efforts and the improved quality of our products and services. Based on this improvement, we reduced our allowance for bad debt by $0.9 million in 2003.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets represents the amortization of customer relationships recorded as part of the AVV acquisition.

Autobytel.Europe Restructuring, Impairment and Other International Charges.    In 2002, we recorded non-cash charges of $4.0 million for terminated Autobytel.Europe contracts and $11.0 million for the impairment of our investment in Autobytel.Europe.

Domestic restructuring charges and other benefits, net.    In 2003, a benefit was recorded for a reduction in accrued restructuring charges due to the final reconciliation of CarSmart’s leased facility maintenance costs by the landlord. In 2002, we recorded a net benefit of $0.1 million consisting of a $1.0 million benefit related to a reduction in the original estimate of a negotiated settlement with a vendor, discounted legal fees and recovered legal costs from an insurance company, partially offset by charges of $0.9 million related to our lease obligation on the vacant portion of AIC’s office facilities, severance costs for the restructuring of our operations to reduce costs and enhance efficiencies and abandoned acquisition costs.

Loss on Recapitalization of Autobytel.Europe.    In 2002, we recorded a non-cash charge of $4.2 million related to the partial disposition of our investment in Autobytel.Europe.

Interest Income.    In 2003, interest income decreased by $0.4 million, or 54%, to $0.3 million compared to $0.7 million in 2002 due to declining interest rates.

Loss in Equity Investees.    In 2003, we recognized $0.1 million as our share of loss in Autobytel.Europe. In 2002, the loss recognized for Autobytel Australia was $0.4 million and the loss recognized for Autobytel.Europe was $0.1 million. Autobytel Australia ceased operations in August 2002.

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

Income Taxes.    No provision for federal income taxes has been recorded as we generated taxable losses through December 31, 2002 and had nominal taxable income for the year ended December 31, 2003 which will be offset by net operating loss carryforwards. As of December 31, 2003, we had approximately $53.0 million of federal and $28.0 million of state net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards expire in various years through 2022. We also have federal and state research tax credit carryforwards of $0.7 million and $0.5 million, respectively. These research tax credits expire in various years through 2022. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the carryforwards before utilization. Additionally, the state of California has suspended the deduction for net operating loss carryovers for the 2003 tax year.

Stock-Based Compensation

In the first fiscal quarter of 1999, stock options were granted to employees and directors at exercise prices of $13.20 and $16 per share, which were below the fair market value at the date of grant. In relation to these grants, we recognized estimated compensation expense of $1.7 million ratably over the vesting terms of one to four years. Compensation expense of $51,000 and $20,000 were classified as general and administrative expense in 2003 and 2002, respectively.

Stock Options Granted in 2004

In 2004, we granted stock options to purchase 2,060,000 shares of common stock under our 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, Amended and Restated 2001 Restricted Stock and Option Plan and 2004 Restricted Stock and Option Plan. The stock options were granted at Autobytel’s common stock closing price on the date of grant. As of December 31, 2004, we had 7,833,222 outstanding stock options.

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

Liquidity and Capital Resources

Our domestic cash, cash equivalents, short-term and long-term investments totaled $52.8 million as of December 31, 2004 compared to domestic cash, cash equivalents, short-term and long-term investments of $61.6 million as of December 31, 2003. As of December 31, 2004, we had $24.3 million in domestic cash and cash equivalents, $16.5 million in short-term investments and $12.0 million in long-term investments. As of December 31, 2004, restricted international cash and cash equivalents held by Autobytel.Europe were $9.1 million for use as directed by Autobytel.Europe. Restricted international cash and cash equivalents are not unilaterally available to us.

Net cash provided by operating activities was $7.6 million in 2004 compared to $9.4 million in 2003 and net cash used of $3.2 million in 2002. Net cash provided by operating activities in 2004 resulted from net income for the period before non-cash charges, partially offset by an increase in accounts receivable and a decrease in deferred revenues and accrued international licensee liabilities. A $3.7 million increase in accounts receivable was due to higher billing as a result of increased revenues. A $0.6 million decrease in deferred revenue is primarily due to revenue recognized for our services provided to iDriveonline dealers that were billed prior to the acquisition of iDriveonline and a decline in deferred revenue related to Web site advertising, automotive data and technology license fees and dealers paying ongoing fixed monthly subscription fees for the year ended December 31, 2004 that were billed in 2003. A $1.5 million decrease in accrued international licensee liabilities was due to payments made in April 2004 by Autobytel.Europe to Autobytel.Europe licensees for amounts due under agreements entered into in March 2002.

Net cash provided by operating activities was $9.4 million in 2003, and resulted from net income for the year before non-cash charges and benefits increased primarily by a decrease of $2.7 million in prepaids and other current assets primarily resulting from cash savings from the amortization of a prepaid online marketing agreement and insurance premium, the receipt of funds from an escrow settlement and the receipt of funds from a settlement with a former Autoweb employee, partially offset by a $2.9 million increase in accounts receivable through higher billing of our customers as result of our increased revenues.

Net cash used in operating activities was $3.2 million in 2002, and resulted primarily from the net loss for the year before non-cash charges, including recapitalization, restructuring and impairment of Autobytel.Europe, $5.9 million decrease in accounts payable, $2.9 million decrease in accrued expenses and a $0.8 million decrease in deferred revenues.

Net cash used in investing activities was $33.2 million and $19.7 million in 2004 and 2003, respectively, and net cash provided by investing activities was $0.4 million in 2002. Cash used in investing activities in 2004 was related to the acquisitions of Stoneage and iDriveonline, net purchases of investments in government sponsored agency bonds and auction rate securities, and purchases of property and equipment, offset by the change in restricted cash. Cash used in investing activities in 2003 was related to the purchase of investments in commercial paper, auction rate securities and government sponsored agency bonds, our acquisition of AVV and the purchase of property and equipment offset by a partial return of our investment in Autobytel.Europe. Cash provided by investing activities in 2002 was primarily due to the change in restricted cash, offset by expenditures for capitalized software related to our customer relationship management software, RPM, an investment in Autobytel Australia and the purchase of computer hardware and software.

Net cash provided by financing activities was $4.3 million, $28.4 million and $0.3 million in 2004, 2003 and 2002, respectively. Cash provided by financing activities in 2004 was due to $4.5 million in proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options, offset by $0.2 million in payments of capital lease obligations assumed in the Stoneage acquisition. Cash provided by financing activities in 2003 was primarily due to $25.6 million in net proceeds from the sale of common stock in a private placement and $3.0 million from the sale of common stock through stock option exercises and our employee stock purchase plan. Cash provided by financing activities in 2002 was due to proceeds received from the sale of common stock through stock option exercises and our employee stock purchase plan.

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

As of December 31, 2004, our estimated allowances for domestic bad debts and customer credits have decreased to $1.0 million, or 5% of gross accounts receivable from $1.8 million, or 13%, of gross accounts receivable as of December 31, 2003.

In 2003, we experienced an improvement in our collection of accounts receivable due to vigorous collection efforts and the improved quality of our products and services. Based on this improvement, we reduced our allowances for bad debts and customer credits by $0.9 million and $0.3 million, respectively, with a corresponding decrease of $0.9 million in operating expenses and a $0.3 million increase in revenues.

With the adoption of FIN 46R on March 31, 2004, we consolidated Autobytel.Europe into our consolidated financial statements. As of March 31, 2004, Autobytel.Europe had an estimated allowance for bad debt of $0.8 million. In the second fiscal quarter of 2004, Autobytel.Europe wrote-off the majority of the estimated bad debt allowance balance which had no impact on Autobytel.Europe’s or our operating expenses.

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

Our contractual commitments primarily consist of operating leases related to our facilities in Irvine, California, Westborough, Massachusetts, Westerville, Ohio, Troy, Michigan and Houston, Texas and our technology and communications infrastructure. The following are our contractual commitments associated with our lease obligations and vendor obligations as of December 31, 2004 (in thousands):

	Years Ending December 31,
	2005	2006	2007	2008	2009	Total
Operating leases	$1,167	$209	$209	$193	$144	$1,922
Hosting and communication	286	191	—	—	—	477

Total	$1,453	$400	$209	$193	$144	$2,399

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

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Managements Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We do not expect the impact SAB 107, which became effective on March 29, 2005, to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.    Financial Statements And Supplementary Data

Our Balance Sheets as of December 31, 2004 and 2003 and our Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2004, together with the reports of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our Management’s Report On Internal Control Over Financial Reporting is set forth on page F-2 and is incorporated by reference into this Item 9A. As described more fully in that report, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. This assessment identified internal control deficiencies that individually or collectively are material weaknesses in our internal control over financial reporting. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled - “Internal Control—Integrated Framework”.

Plan for Remediation of Material Weaknesses

Outside counsel to the Audit Committee of the Board of Directors and the forensic accountants retained by such outside counsel have also identified internal control deficiencies, and have suggested changes, some of which we have begun to implement and others of which we intend to implement during the course of 2005, to our internal controls which are designed to remediate the deficiencies described beginning on page F-2. Management has reviewed the internal control deficiencies with the Audit Committee of the Board of Directors and has advised the Audit Committee that the deficiencies are material weaknesses in the company’s internal control over financial reporting.

The Audit Committee of the Board of Directors has adopted certain remedial measures that are designed to improve our controls environment and to address the material weaknesses described beginning on page F-2 (the “Remedial Measures”). The Remedial Measures include, but are not limited to, the following:

•	Establishment of written policies and procedures relating to the access to, and control over, our financial accounting systems;

•	Development or revision of our written accounting policies and procedures relating to: (i) disbursement checks outstanding greater than 180 days, (ii) unapplied credits on customer accounts, to require review and approval by our controller or Chief Financial Officer of all debit memos and credit memos of $10,000 or more, (iii) voiding of purchase and disbursement transactions; and (iv) revenue recognition, reserve accruals and reversals thereof, reclassifications of accruals, and back-up documentation related thereto, and to require review and approval by our Chief Financial Officer of all accruals, individually or in the aggregate, above $100,000;

•	Implementation of enhanced training for our finance and accounting personnel to familiarize them with our accounting policies;

•	Establishment of a quarterly and annual sub-certification process requiring written confirmation from business unit managers regarding communication of matters pertaining to their area of responsibility that are nonstandard or that would require disclosure;

•	Recruitment of additional personnel trained in financial reporting under accounting principles generally accepted in the United States to enhance supervision with regard to, among other things, account reconciliations and documentation supporting our quarterly and annual financial statements;

•	Implementation of formal training related to compliance with state escheat laws; and

•	Revisions to, and improvement of, our contract management system and yield management system.

At the direction of, and in consultation with, the Audit Committee, management currently is implementing certain of the Remedial Measures and intends to implement the remaining Remedial Measures during the course of 2005. While this implementation is underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. While we are implementing changes to our controls environment, there remains a risk that the transitional procedures on which we currently relying will fail to be sufficiently effective under the criteria used to assess effectiveness identified above. Please see Part I, Item 1. “Business—Risk Factors—Our internal controls and procedures need to be improved.”

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

Changes in Internal Control Over Financial Reporting

The following changes in our internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report, and these changes materially affected, or were reasonably likely to materially affect, our internal control over financial reporting: (1) we accepted the resignation of our Executive Vice President and Chief Financial Officer, who was our principal financial officer from those offices; (2) our then Senior Vice President, Finance, and now Executive Vice President and Chief Financial Officer, assumed the functions of our principal financial officer; and (3) we placed our Assistant Controller on paid administrative leave.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. In light of the issues referenced in the Management’s Report On Internal Control Over Financial Reporting, our Chief Executive Officer and our Chief Financial Officer, now believe that, as of the period covered by this report, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms or (ii) accumulated and communicated to our management, including our principal executive and principal financial officer. However, our Chief Executive Officer, as our principal executive officer, and our Chief Financial Officer, as our principal financial officer, believe that, once the Remedial Measures described above are implemented, our internal controls will be designed to address the internal control deficiencies described in that report and allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates. In addition, in light of the material weaknesses, we performed additional analysis and other post-closing procedures in connection with the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors And Executive Officers Of The Registrant

The current directors and executive officers of Autobytel are as follows:

Name	Age	Position
Michael J. Fuchs	59	Chairman of the Board and Director
Richard A. Post	46	Chief Executive Officer, President and Director
Jeffrey A. Schwartz	39	Vice Chairman and Director
Mark R. Ross	59	Vice Chairman and Director
Richard Walker	41	Executive Vice President and Chief Operating Officer
Ariel Amir	45	Executive Vice President, General Counsel and Secretary
Andrew Donchak	53	Executive Vice President
Michael F. Schmidt	42	Executive Vice President and Chief Financial Officer
Jeffrey H. Coats	47	Director
Robert S. Grimes	61	Director
Mark N. Kaplan	75	Director

Jeffrey H. Coats was elected a director of Autobytel in August 1996. Mr. Coats has been Chief Executive Officer, President and director of Mikronite Technologies Group Inc., an industrial technology company, since February 2002. Since August 2001, Mr. Coats has also been Managing Director of Maverick Associates LLC, a financial consulting and investment company. From July 1999 to July 2001, Mr. Coats was a Founder and Managing Director of TH Lee Global Internet Managers, L.P., a fund focused on making equity investments in eCommerce and Internet-related companies globally. Mr. Coats remains a limited partner of the fund. Mr. Coats served as Managing Director of GE Equity, Inc., a wholly-owned subsidiary of General Electric Capital Corporation, from April 1996 to July 1999. Mr. Coats led GE Equity’s Consumer Group, which included strategic and financial investments in the Internet, eCommerce, media and entertainment, retail and consumer products and services. Many of these investments were made in conjunction with other GE operating subsidiaries, including NBC, GE Lighting and GE Appliances. Mr. Coats has also held various positions, including as Managing Director, of GE Capital Corporate Finance Group, Inc., a wholly-owned subsidiary of General Electric Capital Corporation, from June 1987 to April 1993. From May 1993 to April 1996, Mr. Coats was a partner in two private investment firms. Mr. Coats holds a B.B.A. in Finance from the University of Georgia and an M.B.A. in International Management from the American Graduate School of International Management.

Michael J. Fuchs was elected as a director of Autobytel in September 1996 and became Chairman in June 1998. From November 2000 to May 2001, Mr. Fuchs was Chief Executive Officer of MyTurn.com, Inc. and was Interim Chief Executive Officer from April 2000 to October 2000. Mr. Fuchs was a consultant from November 1995 to April 2000. Mr. Fuchs was Chairman and Chief Executive Officer of Home Box Office, a Division of TimeWarner Entertainment Company, L.P., a leading pay-television company, from October 1984 until November 1995, and Chairman and Chief Executive Officer of Warner Music Group, a Division of Time Warner Inc., from May 1995 to November 1995. MyTurn.com, Inc. filed a voluntary petition under Chapter 11 of the Bankruptcy Code on March 2, 2001, which was converted to a filing under Chapter 7 of the Bankruptcy Code on April 2, 2001. Mr. Fuchs holds a B.A. from Union College and a J.D. from the New York University School of Law. Mr. Fuchs is a member of the board of directors of Salon Media Group, Inc.

Robert S. Grimes has been a director of Autobytel since inception and since April 2000 has also been a consultant to Autobytel. From July 1996 through March 2000, Mr. Grimes served as Executive Vice President of Autobytel. Since September 1987, Mr. Grimes has been President of R.S. Grimes & Co., Inc., a private investment company. From April 1981 to March 1987, Mr. Grimes was a partner with the investment firm of Cowen & Company. Mr. Grimes holds a B.S. from the Wharton School of Commerce and Finance at the University of Pennsylvania and an L.L.B. from the University of Pennsylvania Law School. Mr. Grimes has served on the board of directors of Philips International Realty Corp., a New York Stock Exchange listed company, since April 1998.

Mark N. Kaplan was elected as a director of Autobytel in June 1998. Mr. Kaplan was a member of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1979 through 1998 and currently is of counsel to such firm. Mr. Kaplan serves on the board of directors of the following companies whose shares are publicly traded: American Biltrite Inc. (adhesive-coated, pressure-sensitive papers and films; tile flooring), Congoleum Corporation, Inc. (resilient sheet and tile flooring), DRS Technologies, Inc. (defense electronic products and systems), REFAC (intellectual property licensing and product development) and Volt Information Sciences, Inc. (staffing services and telecommunications and information solutions). Mr. Kaplan holds an A.B. from Columbia College and a J.D. from Columbia Law School.

Richard A. Post has served as a director of Autobytel since February 1999 and as Chief Executive Officer and President since April 2005. From July 2000 to December 2002, Mr. Post was Managing Partner of Lonetree Capital Partners, a technology investment fund. From June 1998 to July 2000, Mr. Post was Executive Vice President and Chief Financial Officer of MediaOne Group, Inc. and President of MediaOne Capital Corp., a subsidiary of MediaOne Group, Inc. From January 1997 to June 1998, Mr. Post was Vice President and Chief Financial Officer of MediaOne Group, Inc. Mr. Post joined US WEST Financial Services in April 1988 as manager of Corporate Development and was promoted in 1990, first to Executive Director, and then to Vice President, responsible for all Capital Asset Group businesses. From June 1996 to January 1997, he was President of Corporate Development at US WEST, Inc. where he had responsibility for corporate development efforts at US WEST Communications, as well as US WEST, Inc. From December 1995 to June 1996, he served as Vice President of Corporate Development for US WEST Media Group, a division of the former US WEST, Inc. Mr. Post holds both a business administration degree and an M.B.A. from Delta State University. Mr. Post is a member of the board of directors of Arbitron, Inc., an international media and marketing research company.

Mark R. Ross has been a director of Autobytel since August 2001 and Vice Chairman since April 2005. Mr. Ross was a founding investor and director of Autoweb.com, Inc. from 1996 until its merger with Autobytel in August 2001. From 1999 until March 2004, Mr. Ross was a Managing Director of Chatsworth Securities, L.L.C., an investment firm. Since May 1996, Mr. Ross has been Managing Director of Cogito Capital Partners, L.L.C., a merchant bank focusing on advising, investing in and raising funds for technology companies. Mr. Ross has served on the board of advisors of numerous Internet companies, including iCastle.com and MediaPlex, Inc. Since May 1984, Mr. Ross has served as President, Chief Executive Officer and a director of On Word Information, Inc. He received a Bachelor of Science degree in finance from Lehigh University and studied at the graduate level in education at the University of Massachusetts.

Jeffrey A. Schwartz has served as director of Autobytel since August 2001 and Vice Chairman since April 2005. He was President and Chief Executive Officer of Autobytel from December 2001 to April 2005. Mr. Schwartz was President and Chief Executive Officer and a director of Autoweb.com, Inc. from November 2000 to August 2001 and since December 2001. He previously served as Autoweb’s Vice President, Strategic Development from October 1999 to November 2000. From 1995 to October 1999, Mr. Schwartz held various positions at The Walt Disney Company, including Corporate Vice President responsible for worldwide corporate alliance business development. In this role, Mr. Schwartz was responsible for executing the company’s long-term strategic marketing, promotional, advertising, and licensing relationships. During his tenure at Disney, Mr. Schwartz held several positions inside of the corporate group and was responsible for worldwide political affairs, governmental relations, and various strategic business communications and representations functions. From 1993 to 1995, Mr. Schwartz was a principal of California Communications Group, advising corporate, non-profit, and governmental clients. Mr. Schwartz received Bachelor of Arts, Master of Arts, and Ph.D. degrees in Political Science from the University of Southern California.

Ariel Amir joined Autobytel as Vice President and General Counsel in March 1999, was elected Secretary in April 1999 and was promoted to Senior Vice President in April 2000 and Executive Vice President in September 2000. Mr. Amir was Vice President of Security Capital U.S. Realty from February 1998 until March 1999, where he was responsible for mergers and acquisitions and relations with strategic investees. Mr. Amir was Vice President of Security Capital Group Incorporated, where he provided securities offering and corporate acquisitions services from

June 1994 until January 1998. Prior to joining Security Capital Group, Mr. Amir was an attorney with the law firm of Weil, Gotshal & Manges in New York where he practiced securities and corporate law from September 1985 until April 1994. Mr. Amir received his law degree from Georgetown University Law Center, an M.S. in industrial administration from Carnegie-Mellon University Graduate School of Industrial Administration and an A.B. in Economics from Washington University in St. Louis.

Andrew Donchak joined Autobytel in August 2000 as Senior Vice President, Chief Marketing Officer and was promoted to Executive Vice President in March 2002. Effective in April 2005, Mr. Donchak no longer serves as Autobytel’s Chief Marketing Officer, as these duties have been assumed by Autobytel’s newly appointed Chief Operating Officer. Previously, Mr. Donchak served as Vice President, Marketing, of Navigation Technologies, Inc., a database developer for GPS navigation systems, where he was responsible for marketing and fulfillment operations, from November 1997 to August 2000. Prior to that, Mr. Donchak was President, Consumer Division of Konami of America, Inc., an interactive entertainment software development company, from December 1994 until October 1997. From January to November 1994, he was Executive Vice President of BCI, a media syndication company. Mr. Donchak spent fifteen years from October 1978 until December 1993 at BBDO Worldwide in New York and Chicago where he last served as Executive Vice President, was a member of the BBDO NY Board of Directors, and was responsible for key agency/client relationships. Mr. Donchak received a Masters in Marketing and Finance from the Kellogg Graduate School of Management at Northwestern University, where he also earned a Masters of Science in Advertising and a Bachelors of Science in Communications Studies.

Michael F. Schmidt joined Autobytel as Senior Vice President, Finance in April 2004, and was appointed Executive Vice President and Chief Financial Officer in May 2005. From April 2002 to April 2004, Mr. Schmidt was Chief Financial Officer at Telephia Inc., a leading provider of performance information for the mobile telecommunications industry. From December 2000 to August 2001, Mr. Schmidt was Chief Financial Officer of Autoweb.com, Inc., an automotive marketing services company. From May 2000 to October 2000, Mr. Schmidt was Chief Operating Officer and Chief Financial Officer at MizBiz, an internet startup. From September 1999 to May 2000, Mr. Schmidt was Director of Finance at Pacificare Health Systems, a health care company. From 1988 to March 1999, Mr. Schmidt held various senior level finance and operational positions at IMS Health, a worldwide provider of information services. Mr. Schmidt began his career as a certified public accountant with Ernst & Whinney. Mr. Schmidt received a Bachelors of Business Administration and Accounting from Cleveland State University.

Richard Walker joined Autobytel in January 2003 as Senior Vice President, Corporate Development and Strategy, and was promoted to Executive Vice President, Corporate Development and Strategy in June 2003 and Executive Vice President and Chief Operating Officer in April 2005. Previously, Mr. Walker served as Vice President for LoneTree Capital Management, a technology investment fund, from August 2000 to December 2002. Prior to that, Mr. Walker was Vice President, Corporate Development for MediaOne Group, Inc., a multinational broadband and wireless company, from November 1998 until July 2000, where he was responsible for directing several strategic corporate and business development initiatives in the United States and Asia-Pacific. From April 1997 through October 1998 he was Vice President, Business Development for MediaOne, Inc., the domestic broadband operating division of US WEST Media Group and, after June of 1998, MediaOne Group, Inc. From December 1995 until March 1997, he was Executive Director, Corporate Development for US WEST, Inc., a Regional Bell Operating Company, where he supported overall corporate and business development efforts at the two largest operating groups: US WEST Communications and US West Media. Mr. Walker originally joined US West in December 1990 and held various positions in investor relations, business development, and strategic marketing. Mr. Walker began his career in 1986 as a certified public accountant with Arthur Andersen & Co. in Atlanta, GA. Mr. Walker graduated Magna Cum Laude with a B.S. in Business from the University of Colorado, and an MBA from the University of Denver, Executive Program.

Board of Directors and Committee Meetings

The board of directors is divided into three classes, with each class holding office for staggered three-year terms. The term of Class I Director Jeffrey A. Schwartz expires in 2005, the terms of Class II Directors Mark N. Kaplan, Mark R. Ross and Richard A. Post expire in 2006 and the terms of Class III Directors Jeffrey H. Coats, Michael J. Fuchs and Robert S. Grimes expire in 2007. There are no family relationships among Autobytel’s officers and directors.

During the fiscal year ended December 31, 2004, the board of directors held a total of 17 meetings. Each member of the board of directors attended more than 75% of the meetings of the board and of the committees of which he was a member.

The board of directors has constituted a Corporate Governance and Nominations Committee, a Compensation Committee and an Audit Committee.

The Corporate Governance and Nominations Committee, which was established in March 2004, met on two occasions in 2004 and operates under a charter approved by the board of directors, is responsible for (i) identifying individuals qualified to become directors and selecting director nominees or recommending nominees to the board of directors for nomination; (ii) recommending nominees for appointment to committees of the board of directors; (iii) developing and recommending charters of committees of the board of directors; and (iv) overseeing the corporate governance of Autobytel and, as deemed necessary or desirable from time to time, developing and recommending corporate governance policies to the board of directors. The Corporate Governance and Nominations Committee currently consists of Michael J. Fuchs (Chairman), Mark N. Kaplan and Mark R. Ross. A copy of the charter of the Corporate Governance and Nominations Committee is posted and available on the Corporate Governance link of the Investor Relations section of the Autobytel web site, www.autobytel.com. Information on our web site is not incorporated by reference in this Form 10-K.

The Compensation Committee, which met on six occasions in 2004 and operates under a charter approved by the board of directors, is responsible for (i) determining or recommending to the board of directors the compensation of the Chief Executive Officer and each other executive officer or any other officer who reports directly to the Chief Executive Officer based on the performance of each officer, (ii) making recommendations to the board of directors regarding stock option and purchase plans and other equity compensation arrangements and (iii) preparing reports regarding executive compensation for disclosure in Autobytel’s proxy statements or as otherwise required by applicable laws. The Compensation Committee currently consists of Jeffrey H. Coats (Chairman), Michael J. Fuchs and Mark N. Kaplan. A copy of the Compensation Committee charter is posted and available on the Corporate Governance link of the Investor Relations section of the Autobytel web site, www.autobytel.com. Information on our web site is not incorporated by reference in this Form 10-K.

The Audit Committee operates under a charter approved by the board of directors. The Audit Committee’s primary responsibilities are to (i) oversee Autobytel’s accounting and financial reporting policies, processes, practices and internal controls, (ii) appoint, compensate and oversee the independent registered public accounting firm, (iii) review the quality and objectivity of Autobytel’s independent audit and financial statements and (iv) act as liaison between the board of directors and the independent registered public accounting firm. The Audit Committee currently consists of Jeffrey H. Coats, Mark N. Kaplan (Chairman) and Mark R. Ross and met on 29 occasions in 2004. Mr. Kaplan is an “independent director” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act of 1934, as amended and audit committee financial expert within the meaning of federal securities laws. A copy of the Audit Committee charter is posted and available on the Corporate Governance link of the Investor Relations section of the Autobytel web site, www.autobytel.com. Information on our Web site is not incorporated by reference in this Form 10-K.

All directors attended the 2004 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon Autobytel’s review of forms filed by directors, officers and certain beneficial owners of Autobytel’s common stock (the “Section 16 Reporting Persons”) pursuant to Section 16 of the Exchange Act, Autobytel is not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Exchange Act other than a late filing by Mr. Grimes to report a change in the form of ownership from indirect to direct relating to 10,300 shares previously held by the estate of Mr. Grimes’ father.

Code of Conduct and Ethics

The board of directors adopted a Code of Conduct and Ethics for Employees, Officers and Directors (the “Code of Ethics”). The Code of Ethics is applicable to employees, officers and directors of Autobytel, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics is posted and available on the Corporate Governance link of the Investor Relations section of the Autobytel website, www.autobytel.com. Autobytel intends to post amendments to or waivers from the Code of Ethics (to the extent applicable to Autobytel’s chief executive officer, principal financial officer or principal accounting officer or directors) at this location on its Web site. Information on our web site is not incorporated by reference in this Form 10-K.

Item 11.    Executive Compensation

Summary of Cash and Certain Other Compensation.    The following table provides certain summary information concerning compensation paid or accrued by Autobytel to or on behalf of Autobytel’s former Chief Executive Officer, the other executive officers of Autobytel, and Autobytel’s former Executive Vice President and Chief Financial Officer for the year ended December 31, 2004 (the “Autobytel Executive Officers”):

Name and Principal Position	Fiscal Year Ended December 31,	Annual Compensation					Long-term Compensation Awards	All Other Compensation
		Salary	Bonus		Other Annual Compensation		Securities Underlying Options(#)
Jeffrey A. Schwartz Vice Chairman and Former Chief Executive Officer and President	2004 2003 2002	$401,000 399,000 330,424	$250,000 250,000 250,000	(1) (3) (3)	$39,371 22,354 19,183	(2) (2) (2)	— 1,000,000 —	— — —

Hoshi Printer Former Executive Vice President and Chief Financial Officer	2004 2003 2002	265,000 265,000 265,000	41,265 158,735 135,000	(1) (3) (3)	— — —		75,000 160,000 112,500	— — —

Michael Schmidt Executive Vice President and Chief Financial Officer	2004	161,250	72,563	(3)(4)	32,160	(5)	200,000	—

Ariel Amir Executive Vice President and General Counsel	2004 2003 2002	265,000 265,000 265,000	82,515 158,735 125,000	(4) (3) (3)	1,000 — —	(6)	75,000 160,000 400,000	— — —

Andrew Donchak Executive Vice President	2004 2003 2002	265,000 265,000 245,000	132,515 158,735 150,000	(4) (3) (3)	— — —		75,000 160,000 150,000	— — —

Richard Walker Executive Vice President and Chief Operating Officer	2004 2003	265,000 236,250	114,025 149,750	(4) (3)	— —		75,000 355,000	— —

(1)	Represents retention bonus paid in the third quarter of 2004.

(2)	Represents payments for car services and allowance and/or legal services.

(3)	Amount paid in the following year.

(4)	$72,563, $66,250, $66,250 and $88,775 of such amounts was paid to Messrs. Schmidt, Amir, Donchak and Walker, respectively, in 2005 for services performed in 2004.

(5)	Represents payments for commuting costs.

(6)	Fifth year anniversary employee award.

Stock Option Grants in 2004

The following table sets forth for each of the Autobytel Executive Officers certain information concerning stock options granted to them during 2004. We have never issued stock appreciation rights. During 2004, Autobytel granted options at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the Nasdaq National Market on the date of grant. The term of each option granted is generally ten years from the date of grant. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated or upon the optionee’s death or disability.

Name	Individual Grants			Exercise Price ($/Share)	Expiration Date	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted(#)		Percent of Total Options Granted to Employees in 2004(1)
						5%($)	10%($)
Jeffrey A. Schwartz	—		—	$—	—	$—	$—
Hoshi Printer	75,000	(3)	3.8%	8.80	09/21/14	415,070	1,051,870
Ariel Amir	75,000	(3)	3.8%	8.80	09/21/14	415,070	1,051,870
Andrew Donchak	75,000	(3)	3.8%	8.80	09/21/14	415,070	1,051,870
Richard Walker	75,000	(3)	3.8%	8.80	09/21/14	415,070	1,051,870
Michael Schmidt	175,000	(4)	8.8%	13.87	04/01/14	1,526,484	3,868,411
	25,000	(4)	1.3%	8.80	09/21/14	138,357	350,623

(1)	Based on options to purchase 2,000,000 shares granted under Autobytel’s 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, Amended and Restated 2001 Restricted Stock and Option Plan and 2004 Restricted Stock and Option Plan to employees during fiscal 2004.

(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent Autobytel’s estimate or projection of its future common stock prices.

(3)	The options vest and become exercisable 50% on the first anniversary of the date of grant and the remaining 50% on a monthly basis during the 12 month period ending on the second anniversary of the date of grant.

(4)	The options vest and become exercisable 33 1/3% 12 months after the date of grant and 1/36 at the end of each successive monthly anniversary thereafter ending on the third anniversary of the date of grant.

Aggregated Option Exercises in 2004 and Year-End Option Values

The following table sets forth for each of the Autobytel Executive Officers certain information concerning options exercised during fiscal year 2004 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 ($6.04 per share) and the exercise price of the individual’s options. Autobytel has never issued stock appreciation rights.

Name	Number of Shares Acquired on Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-The-Money Options at December 31, 2004
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey A. Schwartz	174,349	$1,553,670	1,014,885	750,000	$3,234,437	$—
Hoshi Printer	—	—	407,777	127,223	1,464,989	37,036
Ariel Amir	—	—	510,294	124,706	1,688,591	29,409
Andrew Donchak	25,000	171,427	373,055	131,945	762,232	51,968
Richard Walker	5,000	37,827	218,335	206,665	482,413	185,988
Michael Schmidt	—	—	—	200,000	—	—

Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for Autobytel’s common stock, the NASDAQ National Market, the Russell 2000 Index and the Russell 3000 Index. In 2003, Autobytel was included for the first time in the Russell 3000 Index. The graph assumes the investment of $100 on December 31, 1999. The data regarding Autobytel assumes an investment at the closing price of $15.19 per share of Autobytel’s common stock on December 31, 1999. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return
	12/99	12/00	12/01	12/02	12/03	12/04
AUTOBYTEL INC.	$100.00	$16.46	$11.36	$18.44	$59.98	$39.77
NASDAQ STOCK MARKET (U.S.)	100.00	59.19	44.90	25.97	37.93	40.26
RUSSELL 2000	100.00	96.98	99.39	79.03	116.38	137.71
RUSSELL 3000	100.00	92.54	81.94	64.29	84.25	94.32

*	$100 Invested on 12/31/99 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Employment Agreements

On April 27, 2005, we entered into an Employment Agreement with Richard Post, our Chief Executive Officer and President. The Employment Agreement is for a one year term and may be terminated by us with thirty days’ prior written notice, or by Mr. Post with sixty days’ prior written notice. We may renew the agreement by delivering written notice to Mr. Post at least sixty days prior to the expiration of the agreement, in which case, the term of the agreement shall extend for additional one month terms until the second anniversary thereof, unless we deliver thirty days’ written notice or Mr. Post delivers sixty (60) days’ written notice of our or his intention not to renew.

Mr. Post is entitled to an annual base salary of $325,000 during the term, and is eligible for a bonus of 65% of his annual base salary in the board’s discretion. In addition, Mr. Post may participate in any benefit plans generally afforded to our executive officers. Mr. Post will also be granted stock options to purchase 200,000 shares of our common stock, which shall vest during the term in equal installments from the date of grant to the one year anniversary of the agreement, provided that the vesting of such options shall accelerate upon a change of control. If Mr. Post’s compensation is deemed to be parachute payments under the Internal Revenue Code, then we have agreed to make additional payments to him to compensate for his additional tax obligations.

If, during the one year following the termination of employment, Mr. Post complies with the non-competition and non-solicitation provisions of the agreement, any unvested stock options that were granted after the date of the agreement will be deemed to have vested during such one year period as if he was an employee during that time.

In the event of a change of control during the term of his employment or at any time during the six month period following such term, Mr. Post is entitled to a lump sum payment equal to two times the sum of his annual base salary plus a bonus of 65% of annual base salary. In addition, if Mr. Post’s employment was terminated prior to a change of control that occurs during the six month period following such termination, any unvested stock options that were granted after the date of the agreement shall vest in full immediately prior to such change of control, assuming Mr. Post complies with the non-compete and non-solicitation provisions of the agreement.

In connection with Jeffrey Schwartz’ resignation as our Chief Executive Officer and President, effective April 27, 2005, we and Mr. Schwartz amended and restated Mr. Schwartz’s December 4, 2003 Employment Agreement, effective April 27, 2005 (as amended and restated, the “Schwartz Employment Agreement”).

The Schwartz Employment Agreement is for a one year term and may be terminated by us at any time, or by Mr. Schwartz, with thirty days prior written notice. We may renew the agreement by delivering written notice to Mr. Schwartz at least ninety days prior to the expiration of the agreement, in which case, the term of the agreement shall extend for an additional one year term. If the agreement is not renewed, we are required to pay Mr. Schwartz his base salary for three months after the expiration of the agreement and to continue his benefits during such period. If we terminate Mr. Schwartz’ employment during the term, he is entitled to continue to receive his base salary and benefits until ninety days following the date on which the agreement would have expired by its terms. If, during the longer of (a) the one year following the termination of employment and (b) July 22, 2006, Mr. Schwartz complies with the non-competition and non-solicitation provisions of the agreement, any unvested stock options held by him on the date of termination will be deemed to have vested during such period as if he was an employee during that time.

Mr. Schwartz is entitled to an annual base salary of $400,000 during the term, and is eligible for a bonus of 50% of his annual base salary in the board’s discretion. In addition, Mr. Schwartz may participate in any benefit plans generally afforded to our executive officers. If Mr. Schwartz’ compensation is deemed to be parachute payments under the Internal Revenue Code, then we have agreed to make additional payments to him to compensate for his additional tax obligations. The agreement also requires us to indemnify Mr. Schwartz under certain circumstances.

In the event of a change of control during the term of his employment or at any time during the six month period following such term, Mr. Schwartz is entitled to a lump sum payment equal to two times the sum of his annual base salary plus a bonus of 50% of his annual base salary. In addition, if Mr. Schwartz’s employment was terminated prior to a change of control that occurs during the six month period following such termination, any unvested stock options held by Mr. Schwartz on the date of termination shall vest in full immediately prior to such change of control, assuming Mr. Schwartz complies with the non-compete and non-solicitation provisions of the agreement.

In connection with the appointment of Richard Walker to the position of Executive Vice President and Chief Operating Officer, we and Mr. Walker amended and restated the January 21, 2003 and July 1, 2003 letter agreements between us in an Employment Agreement, effective April 27, 2005 (as amended and restated, the “Walker Employment Agreement”).

The Walker Employment Agreement is for a one year term and automatically renews for an additional one year period unless either party notifies the other of its intent not to renew no later than sixty days prior to the expiration of the one year term. If we do not renew or terminate Mr. Walker’s employment during the term, Mr. Walker is entitled to twelve months of base salary plus a bonus of 50% of his annual base salary, and to receive benefits for twelve months after such expiration.

Mr. Walker is entitled to an annual base salary of $300,000 during the term, and is eligible for a bonus of 50% of his annual base salary in the board’s discretion. In addition, Mr. Walker may participate in any benefit plans generally afforded to executive officers. Mr. Walker will also be granted stock options to purchase 100,000 shares of our common stock, which shall vest, as to 50,000 of the options, on the six month anniversary of the agreement, and thereafter 8,333 of the options shall vest on each monthly anniversary of the agreement, provided that the vesting of such options shall accelerate upon a change of control. If Mr. Walker’s compensation is deemed to be parachute payments under the Internal Revenue Code, then we have agreed to make additional payments to him to compensate for his additional tax obligations.

If, during the one year following the termination of employment, Mr. Walker complies with the non-competition and non-solicitation provisions of the agreement, any stock options granted to Mr. Walker after the date of the agreement will be deemed to have vested during such one year period as if he was an employee during that time.

In the event of a change of control during the term of his employment or at any time during the six month period following such term, Mr. Walker is entitled to a lump sum payment equal to two times the sum of his annual base salary plus a bonus of 50% of annual base salary, so long as Mr. Walker agrees, if requested, to continue with us or any successor for no longer than ninety days after the change of control. In addition, if Mr. Walker’s employment was terminated prior to a change of control that occurs during the six month period following such termination, any stock options that were granted after the date of the agreement shall vest in full immediately prior to such change of control, assuming Mr. Walker complies with the non-compete and non-solicitation provisions of the agreement.

In connection with the appointment of Michael Schmidt to the position of Executive Vice President and Chief Financial Officer, on May 30, 2005, we and Mr. Schmidt amended and restated the March 9, 2004 letter agreement between us in an Employment Agreement (as amended and restated, the “Schmidt Employment Agreement”).

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

In the event of a change of control during the term of his employment or at any time during the six month period following such term, Mr. Schmidt is entitled to a lump sum payment equal to two times the sum of his annual base salary plus a bonus of 50% of annual base salary, so long as Mr. Schmidt agrees, if requested, to continue with us or any successor for no longer than six months after the change of control. If Mr. Schmidt’s compensation is deemed to be parachute payments under the Internal Revenue Code, then we have agreed to make additional payments to him to compensate for his additional tax obligations.

Mr. Schmidt will also be granted stock options to purchase 150,000 shares of our common stock, which shall vest, as to 50,000 of the options, on the one year anniversary of the date of grant, and thereafter 4,166 of the options shall vest on each monthly anniversary of the date of grant, provided that the vesting of such options shall accelerate upon a change of control.

On January 7, 2005, Hoshi Printer, former Executive Vice President and Chief Financial Officer, and Autobytel entered into a severance agreement and general release. Under that agreement, Mr. Printer remains an at-will employee and is entitled to continue to receive a monthly base salary and benefits, other than bonuses, similar to those he received prior to his resignation. In consideration of an additional payment equal to one month’s base salary of $22,073.33, Mr. Printer rescinded and waived all rights he may have had under any agreements with Autobytel, other than rights to indemnity and insurance and stock option agreements. In consideration of an additional one month’s base salary, Mr. Printer irrevocably tendered his resignation as an employee of Autobytel, which may be accepted by Autobytel upon 24 hours notice. We accepted his resignation in May 2005. Under the agreement, Autobytel and Mr. Printer also agreed to release one another from certain liabilities, as more fully described in the severance agreement and general release.

As of April 1, 2002, Autobytel entered into a two-year employment agreement with Ariel Amir, Autobytel’s Executive Vice President and General Counsel, under which Mr. Amir is entitled to a base salary of $265,000 and a bonus as determined by the board of directors from time to time. The agreement automatically renews for one year periods unless either party gives at least 120 days notice of an election not to renew. The agreement renewed for an additional year through April 1, 2006. If Mr. Amir’s employment is terminated without “cause” or if Mr. Amir terminates his employment with “good reason” (each as defined in his employment agreement), Mr. Amir is entitled to a lump sum payment equal to the highest annual base salary in effect during the term of the agreement for the remaining term of the agreement, but in no event less than 12 months.

In the event of a change of control of Autobytel while Mr. Amir remains employed by Autobytel, the term of the agreement will automatically extend for a period of two years from the date of the change of control. In addition to the above, in the event Mr. Amir’s employment is terminated during the six month period prior to (or the first twelve months following) a change of control by Mr. Amir for good reason or by Autobytel other than for cause, disability or death, Mr. Amir is entitled to a lump sum payment equal to twice the highest base salary paid during the term to Mr. Amir plus the amount of the cost of employee insurance benefits for one year. In the event of a change of control while Mr. Amir is employed by Autobytel or if Mr. Amir’s employment is terminated by Autobytel without cause or by Mr. Amir for good reason during the six month period prior to a change of control, unvested options shall become vested and exercisable. If Mr. Amir’s severance benefits are parachute payments under the Internal Revenue Code, Autobytel has agreed to make additional payments to him to compensate certain of his additional tax obligations. In addition, Mr. Amir may participate in any medical, dental, welfare plans, insurance coverages and any death benefit and disability benefit plans afforded to executive employees of Autobytel.

Andrew Donchak, Autobytel’s Executive Vice President and Chief Marketing Officer, is entitled to a bonus as determined by the board of directors from time to time. Mr. Donchak’s base salary is $265,000. If Mr. Donchak’s employment is terminated without “cause” or if Mr. Donchak terminates his employment with “good reason” (each as defined), Mr. Donchak is entitled to a lump sum payment equal to one year’s base salary at the highest annual rate in effect during the term of his employment.

In the event of a change of control of Autobytel while Mr. Donchak remains employed by Autobytel, his employment will automatically extend for a period of two years from the date of the change of control. In addition to the above, in the event Mr. Donchak’s employment is terminated during the six month period prior to (or the first twelve months following) a change of control by Mr. Donchak for good reason or by Autobytel other than for cause, disability or death, Mr. Donchak is entitled to a lump sum payment equal to twice the highest base salary paid to Mr. Donchak during his employment plus the amount of the cost of employee insurance benefits for one year. In the event of a change of control while Mr. Donchak is employed by Autobytel or if Mr. Donchak’s employment is terminated by Autobytel without cause or by Mr. Donchak for good reason during the six month period prior to a change of control, unvested options shall become vested and exercisable.

Director Compensation

Autobytel’s non-employee directors receive cash compensation for service on Autobytel’s board of directors or any committee or subcommittee thereof. Non-employee directors receive the following fees: (i) annual fee of $20,000 payable quarterly; (ii) $1,000 for each board meeting attended, whether by phone or in person; and (iii) $500 for each committee or subcommittee meeting attended, whether by phone or in person. In addition, directors are reimbursed for expenses incurred in connection with attendance at board and committee or subcommittee meetings. The Chairman of the Audit Committee is entitled to a $10,000 annual retainer payable quarterly. The Chairman of the Compensation Committee is entitled to a $5,000 annual retainer payable quarterly. The Chairman of the Corporate Governance and Nominations Committee is entitled to a $2,500 annual retainer payable quarterly.

Autobytel’s 1999 Stock Option Plan provides for an automatic grant of a first option to purchase 20,000 shares of common stock to each non-employee director on the date on which the person first becomes a non-employee director; provided, that if any person serving as a non-employee director before January 14, 1999 received options for less than 20,000 shares on the date such person became a member of the board of directors, such person was granted an option to purchase a number of shares equal to the difference between 20,000 shares and the shares actually granted. After the first option is granted to the non-employee director, he or she will automatically be granted a subsequent option to purchase 5,000 shares on November 1 of each subsequent year provided he or she is then a non-employee director and, provided further, that on such date he or she has served on the board of directors for at least six months. First options and each subsequent option will have a term of ten years. The shares related to the first option and each subsequent option vest in their entirety and become exercisable on the first anniversary of the grant date, provided that the option holder continues to serve as a director on such dates. The exercise price of shares subject to the first option and each subsequent option shall be 100% of the fair market value per share of common stock on the date of the grant of the option. The Autobytel 2000 Stock Option Plan contains identical provision for option grants to non-employee directors that become effective when no shares are available for grant under the 1999 Stock Option Plan.

In reliance on compensation consultant advice regarding the amount of time spent by the non-employee directors on company matters in 2004 in relation to their existing compensation, such directors received additional option grants in 2004. In addition to the automatic grants referred to above, in 2004, each non-employee director was granted options to purchase 5,000 shares of common stock.

Directors who are also employees of Autobytel do not receive any additional compensation for their service as directors.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the board of directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. The Compensation Committee of the board of directors currently consists of Mr. Fuchs, Mr. Coats and Mr. Kaplan.

REPORT OF AUTOBYTEL INC.

COMPENSATION COMMITTEE

General Compensation Philosophy

The role of the Compensation Committee is to set the salaries and other compensation of the executive officers (including named executive officers) and certain other key employees of Autobytel, and to make grants under, and to administer, the stock option, restricted stock and other employee purchase and bonus plans. Autobytel’s compensation philosophy for executive officers is to relate compensation to corporate performance and increases in stockholder value, while providing a total compensation package that is competitive and enables Autobytel to attract, motivate, reward and retain key executives and employees. Accordingly, each executive officer’s compensation package may, in one or more years, be comprised of the following three elements:

•	base salary that is designed primarily to be competitive with base salary levels in effect at high technology companies in California that are of comparable size to Autobytel and with which Autobytel competes for executive personnel;

•	annual variable performance awards, such as bonuses, payable in cash and tied to the achievement of performance goals, financial or otherwise, established by the Compensation Committee; and

•	long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and Autobytel’s stockholders.

The compensation of the Chief Executive Officer was determined by the Compensation Committee, in part, on the advice of a compensation consultant. The compensation of other executives was determined by the Compensation Committee, in part, on the advice of the Chief Executive Officer and a compensation consultant.

Executive Officer Compensation

Base Salary.    Salaries for executive officers for 2004 were generally determined on an individual basis by evaluating each executive’s scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

Annual Incentive Awards.    The Compensation Committee evaluated the performance of Autobytel relative to the performance of other similarly situated companies. To the extent that bonuses were paid to officers for 2004, the Compensation Committee considered several factors including:

•	the performance of the executive;

•	the perceived increase in the value of Autobytel’s business in light of factors, including market capitalization and commercial transactions, and relative market position against competitors;

•	the development of Autobytel’s operations as measured by its growth in revenues, the decline of the ratio of expenses to revenues and the level of its income per share;

•	the position held by the executive to whom the bonus was paid; and

•	total compensation paid by comparable companies to similarly situated executives based on data provided by an independent third-party consultant.

The Compensation Committee from time to time considers various discretionary incentive compensation alternatives for Autobytel’s executives.

Long-Term Incentive Awards.    The Compensation Committee believes that equity-based compensation in the form of stock options or restricted stock links the interests of executive officers with the long-term interests of Autobytel’s stockholders and encourages executive officers to remain in Autobytel’s employ. Stock options generally have value for executive officers only if the price of Autobytel’s shares of common stock increases above the fair market value of a share of common stock on the grant date and the officer remains in Autobytel’s employ for the period required for the shares granted to such person to vest.

In 2004, Autobytel granted stock options in accordance with the 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan and the 2004Restricted Stock and Option Plan. During 2004, stock options were granted to certain executive officers to aid in the retention of executive officers and to align their interests with those of the stockholders. Stock options typically have been granted to executive officers when the executive first joins Autobytel. At the discretion of the Compensation Committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with Autobytel and to strive to increase the value of Autobytel’s common stock. The number of shares subject to each stock option granted is within the discretion of the Compensation Committee and is based on anticipated future contribution and ability to impact Autobytel’s results, past performance or consistency within the officer’s peer group. In 2004, the Compensation Committee considered these factors. The stock options granted in 2004 generally become exercisable over a two to five-year period and are granted at a price that is equal to the fair market value of Autobytel’s common stock on the date of grant.

Chief Executive Officer Compensation

Mr. Schwartz’s base salary, target bonus, and long-term incentive awards for 2004 were determined by the Compensation Committee in a manner consistent with the factors described above for all executive officers and based on Mr. Schwartz’s experience in the online automotive marketing services business. Mr. Schwartz did not receive a cash bonus for 2004.

Compensation Committee

Jeffrey H. Coats

Michael J. Fuchs

Mark N. Kaplan

Item 12.    Security Ownership Of Certain Beneficial Owners And Management

Equity Compensation Plans

The following table summarizes information, as of December 31, 2004, relating to equity compensation plans of Autobytel pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by stock holders(1)	6,413,364	$6.01	2,931,300
Equity compensation plan not approved by stock holders(2)	1,253,282	8.30	14,363

Total(3)	7,666,646	6.39	2,945,663

(1)	These plans are Autobytel’s 1996 Stock Option Plan, 1996 Stock Incentive Plan, 1996 Employee Stock Purchase Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 2000 Stock Option Plan and Amended, Restated 2001 Restricted Stock and Option Plan and 2004 Restricted Stock and Option Plan.

(2)	The sole equity compensation plan not previously submitted to stockholders for approval is Autobytel’s 1999 Employee and Acquisition Related Stock Option Plan. For a description of the key provisions of this plan, see Autobytel’s Proxy Statement filed with the SEC on April 28, 2004, under “Stock Plans”.

(3)	Does not include options to purchase an aggregate of 166,576 shares, at a weighted average exercise price of $12.47, granted under plans assumed in connection with acquisition transactions. No additional options may be granted under these assumed plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the common stock as of April 30, 2005, by each director, each Autobytel Executive Officer, all directors and Autobytel Executive Officers as a group, and all beneficial owners of more than five percent (5%) of the common stock of Autobytel. The “Number of Shares Beneficially Owned” is based on 41,905,848 outstanding shares of common stock as of April 30, 2005. Shares of common stock are deemed to be outstanding and to be beneficially owned by the person listed below for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person, if such person has the right to acquire beneficial ownership of such shares within 60 days of April 30, 2005, through the exercise of any option, warrant or other right or the conversion of any security, or pursuant to the power to revoke, or the automatic termination of, a trust, discretionary account, or similar arrangement. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all the shares of Autobytel common stock beneficially owned by them subject to community property laws, where applicable. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the U.S. Securities and Exchange Commission, or based upon the actual knowledge of Autobytel.

	Shares Beneficially Owned
Name of Beneficial Owner:	Number	Percent
Goldman Sachs Asset Management, L.P. 32 Old Ship, New York, NY 10005(1)	4,177,529	10.0%
T. Rowe Price Associates, Inc. 100 E. Pratt Street, Baltimore, MD 21202(2)	2,508,400	6.0%
Munder Capital Management 480 Pierce Street, Birmingham, MI 48009(3)	2,389,907	5.7%
Passport Capital, LLC 402 Jackson Street, San Francisco, CA 94111(4)	2,111,925	5.0%
Peninsula Capital Management, Inc. One Sansome Street, Suite 3134, San Francisco, CA 94104(5)	2,244,976	5.4%
Robert S. Grimes(6)	896,614	2.1%
Jeffrey A. Schwartz(7)	1,095,346	2.6%
Mark R. Ross(8)	574,790	1.4%
Ariel Amir(9)	582,037	1.4%
Hoshi Printer(10)	433,333	1.0
Michael J. Fuchs(11)	338,952	*
Andrew Donchak(12)	410,000	1.0%
Richard Walker(13)	275,833	*
Mark N. Kaplan(14)	103,031	*
Richard A. Post(15)	99,500	*
Jeffrey H. Coats(16)	92,500	*
Michael F. Schmidt(17)	68,050	*
All Autobytel Executive Officers and directors as a group (12 persons)(18)	4,969,986	10.9%

*	Less than 1%.

(1)	Sole voting power with respect to 3,490,842 of such shares and sole dispositive power with respect to all of such 4,177,529 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed with the SEC on January 10, 2005.

(2)	Sole voting power with respect to 170,500 of such shares and sole dispositive power with respect to all of such 2,508,400 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed with the SEC on February 8, 2005.

(3)	Sole voting power with respect to 2,385,807 of such shares and sole dispositive power with respect to all of such 2,389,907 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed with the SEC on February 10, 2005.

(4)

Includes 1,164,515 shares beneficially owned by Passport Master Fund, LP and 947,410 shares beneficially owned by Passport Master Fund II, LP. John Burbank is the sole managing member of Passport Capital, LLC and Passport Capital, LLC is the sole managing member of Passport Holdings, LLC and Passport Management, LLC. Passport Holdings, LLC is the general partner of Passport Master Fund, LP and Passport Master Fund II, LP. Passport. Management, LLC is the investment manager to Passport Master Fund, LP and Passport Master Fund II, LP. As a result, Passport Management, LLC, Passport Holdings, LLC, Passport Capital, LLC and John Burbank may be considered to share the power to vote or direct the vote of, and the power to dispose or direct the disposition of, the shares beneficially owned. All the information presented in this Item with respect to such beneficial owners was extracted solely from the Schedule 13G filed with the SEC on February 15, 2005.

(5)	Represents 2,244,976 shares held in the accounts of Peninsula Fund, L.P. and Peninsula Technology Fund, L.P. managed by Peninsula Capital Management, Inc., the general partner of each fund. Scott Bedford may be deemed to be the beneficial owner of such shares by virtue of his role as the majority owner of Peninsula Capital Management, Inc. All the information presented in this Item with respect to such beneficial owners was extracted solely from the Schedule 13G filed with the SEC on March 28, 2005.

(6)	Includes an aggregate of 63,464 shares held by Mr. Grimes’ wife, 170,000 shares held in the Grimes Family Charitable Remainder Unitrust, Stefan F. Tucker, Trustee (the “Trust”), and 336,386 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005. Mr. Grimes and his wife are lifetime beneficiaries of the Trust. Mr. Grimes disclaims beneficial ownership of the shares held by the Trust to the extent he does not have a pecuniary interest therein.

(7)	Includes 1,014,885 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

(8)	Includes an aggregate of 435,382 shares held by On Word Information, Inc., of which Mr. Ross is a director, 30,167 shares held by Mr. Ross’s wife and 75,000 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

(9)	Includes 540,000 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

(10)	Represents 433,333 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

(11)	Includes 98,898 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

(12)	Represents 410,000 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

(13)	Represents 275,833 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

(14)	Includes 89,531 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

(15)	Includes 89,500 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

(16)	Includes 84,500 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

(17)	Represents 68,050 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

(18)	Includes 3,515,916 shares issuable upon exercise of options exercisable within 60 days of April 30, 2005.

Item 13.    Certain Relationships And Related Transactions

Autobytel and Robert Grimes, a current director and a former Executive Vice President of Autobytel, are parties to a consulting services agreement dated April 1, 2000. The agreement was extended through September 30, 2004 and then on a month to month basis until notice of termination by either party. During the term of the consulting agreement, Mr. Grimes will receive $50,000 per year payable on a monthly basis and a $2,500 monthly office expense allowance. Mr. Grimes will make himself available to the executive officers of Autobytel for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships. Autobytel may terminate the agreement upon Mr. Grimes’ breach of contract. If Mr. Grimes’ agreement is terminated without breach, Mr. Grimes is entitled to either a prorated or a lump sum payment equal to the amount that would have been received by Mr. Grimes if he had remained a consultant for the remaining balance of the term of the agreement. In the event of death or disability, Autobytel will pay to Mr. Grimes or his successors and assigns the amount that Mr. Grimes would have received for the remainder of the term of the agreement. Effective May 1, 2003, Mr. Grimes was not entitled to participate in Autobytel’s employee welfare benefit plans at Autobytel’s expense.

Item 14.    Principal Accounting Fees and Services

Principal Accountant Fees and Services

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 were as follows:

	PricewaterhouseCoopers LLP
	2004	2003
Audit fees	$768,200	$231,400
Audit related fees	311,000	140,600
Tax fees	293,200	240,900
All other fees	—	—

Total	$1,372,400	$612,900

Audit Fees

The audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 were for professional services rendered for the audits of Autobytel’s annual financial statements and the reviews of the interim financial statements included in Autobytel’s Quarterly Reports on Form 10-Q. The audit fees billed for the year ended December 31, 2004 included $258,700 for the attestation required by Section 404 of the Sarbanes-Oxley Act.

Audit Related Fees

The audit related fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 were for professional services rendered for due diligence and audits in connection with acquisitions, accounting consulting and internal control reviews.

Tax Fees

Tax fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 were for professional services rendered for tax compliance and tax advice, including tax advice and tax due diligence relating to acquisitions.

All Other Fees

There were no other fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 other than for services described above.

The Audit Committee has determined that the provision of services rendered above is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Pre-Approval Policy

Under its charter, the Audit Committee is required to pre-approve all audit (including the annual audit engagement letter with the independent registered public accounting firm) and permitted non-audit services (including the fees and terms thereof) provided to Autobytel by the independent registered public accounting firm, subject to the de minimus exception for non-audit services as described in the Securities Exchange Act, of 1934, as amended. The Audit Committee consults with management with respect to pre-approval, including whether the provision of permitted non-audit services is compatible with maintaining the registered public accounting firm’s independence, and may not delegate these responsibilities to management. The Audit

Committee may delegate to any member or members of the Audit Committee the power to grant any pre-approval, provided that such pre-approval is reported to the Audit Committee at the next scheduled Audit Committee meeting.

Each member of the Audit Committee has the authority to approve fees for services by PricewaterhouseCoopers LLP of up to $50,000. Any approved fees may be exceeded by no more than 20% without seeking further approval even if the total amount of such fees, including the excess, exceeds $50,000. Such authority is delegated first to Mark N. Kaplan and then to Mark Ross and Jeffrey Coats in such order. Any approval by a member of the Audit Committee is required to be reported to the Audit Committee at the next regularly scheduled meeting. All fees for services by PricewaterhouseCoopers LLP during 2004 were approved by the Audit Committee.

From time to time, the Audit Committee pre-approves fees up to a maximum amount for future services relating to recurring tax matters and securities filings.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  The following documents are filed as a part of this Annual Report on Form 10-K:

(1)  Financial Statements:

(2)  Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-60

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)  Exhibits:

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of May, 2005.

AUTOBYTEL INC.

By:	/s/ RICHARD A. POST
Richard A. Post Chief Executive Officer, President and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of Autobytel Inc., a Delaware corporation, and the undersigned Directors and Officers of Autobytel Inc. hereby constitute and appoint Richard A. Post or Ariel Amir as its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL FUCHS Michael Fuchs	Chairman of the Board and Director	May 31, 2005

/s/ RICHARD A. POST Richard A. Post	Chief Executive Officer, President and Director (Principal Executive Officer)	May 31, 2005

/s/ MICHAEL SCHMIDT Michael Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 31, 2005

/s/ JEFFREY A. SCHWARTZ Jeffrey A. Schwartz	Vice Chairman and Director	May 31, 2005

/s/ MARK R. ROSS Mark R. Ross	Vice Chairman and Director	May 31, 2005

/s/ JEFFREY H. COATS Jeffrey H. Coats	Director	May 31, 2005

/s/ ROBERT S. GRIMES Robert S. Grimes	Director	May 31, 2005

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	May 31, 2005

A utobytel Inc.

Management’s Report On Internal Control Over Financial Reporting

The management of Autobytel Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.”

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

1.	As of December 31, 2004, the Company did not have an effective control environment based on criteria established in Internal Control—Integrated Framework issued by COSO. Former senior management did not set an appropriate tone at the top that was conducive of an effective control environment, and management determined that more effective communications between senior management and the accounting department needs to be implemented. This control deficiency, together with the control deficiencies described in Item 2 below, indicate that the Company did not maintain an effective control environment. This control deficiency could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

2.	As of December 31, 2004, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company had deficiencies in finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles and the staffing of finance positions with individuals who did not have the appropriate skills, training and experience to meet the objectives that should be expected of these roles. Further, the following specific areas are corporate functions in the Company where additional skilled resources are required: external financial reporting, revenue recognition, financial planning and analysis and corporate accounting. This material weakness contributed to the following individual material weaknesses as of December 31, 2004:

a)

The Company did not maintain effective controls over the review and approval of unusual and non-recurring journal entries. Specifically, the Company’s controls failed to prevent or detect inappropriate journal entries made to reverse certain customer account receivable credit balances to revenue. This control deficiency resulted in restatements of the Company’s annual 2003 financial statements, second and third quarter of 2003 financial statements and first quarter of 2004 financial statements.

b)	The Company did not maintain effective controls over cash accounts. Specifically, the Company’s controls failed to prevent or detect the inappropriate write-off of outstanding checks as a reduction of operating expenses or increase in revenues. This control deficiency resulted in restatements of the Company’s annual 2003 financial statements, second and third quarter of 2003 financial statements and the first quarter of 2004 financial statements.

c)	The Company did not maintain effective controls over revenue and deferred revenue accounts. Specifically, the Company’s controls were not adequate to ensure the completeness and accuracy of revenues recorded under non-standard contracts for website advertising, barter advertising, advertising credits or revenues recorded under multiple element arrangements. This control deficiency resulted in restatements of the Company’s 2002 annual financial statements, 2003 annual financial statements, the second and third quarters of 2003 financial statements and the first and second quarters of 2004 financial statements and adjustments to the 2004 annual financial statements and the third and fourth quarter of 2004 financial statements.

d)	The Company did not maintain effective controls over accrued liabilities and the related expense accounts. Specifically the Company’s controls over the completeness, valuation and existence of the determination of recurring accruals, including advertising, consulting, commissions, trade show expenses, health insurance claims and franchise taxes, as part of the close process were not effective. This control deficiency resulted in the restatement of the Company’s 2002 annual financial statements, 2003 annual financial statements, the second, third and fourth quarters of 2003 financial statements and the first and second quarters of 2004 financial statements and adjustments to the third quarter of 2004 financial statements.

e)	The Company did not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its financial statements. Specifically, the Company’s controls over the completeness, valuation and review of reconciliations and journal entries were ineffective in their design and operation. In addition, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness of its footnote disclosures. This control deficiency resulted in adjustments to the Company’s 2004 annual financial statements.

f)	The Company did not maintain appropriate controls over the application of generally accepted accounting principles and the valuation of intangible assets acquired in a business combination. This control deficiency resulted in adjustments to the Company’s 2004 annual financial statements and the second and third quarter of 2004 financial statements.

g)	The Company did not maintain effective controls over accounting for an equity investment. Specifically, the Company’s controls over the completeness and valuation of foreign currency translation in equity investment accounting were not effective. This control deficiency resulted in restatements of the Company’s 2002 annual financial statements, 2003 annual financial statements, the second and third quarters of 2003 financial statements and the first quarter of 2004 financial statements.

As discussed above, certain of these control deficiencies resulted in either the restatement of the Company’s financial statements for the year ended December 31, 2002, each of the fiscal quarters in 2003 and the year ended December 31, 2003, the first and second quarters in 2004 and/or adjustments to the financial statements for the third and fourth quarters of 2004. Additionally, each of these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control—Integrated Framework.

Management has excluded Stoneage Corporation and iDriveonline, Inc. from its assessment of internal control over financial reporting as of December 31, 2004, because they were acquired by the company in a purchase business combination during 2004. Stoneage Corporation had total assets and total revenues of approximately 5% and 13%, respectively, and iDriveonline had total assets and total revenues of approximately 1% and 4%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2004. Management’s conclusion in this report regarding the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 does not include the internal control over financial reporting of Stoneage Corporation and iDriveonline, Inc.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Autobytel Inc.:

We have completed an integrated audit of Autobytel Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Autobytel Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46R in 2004.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-2, that Autobytel Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because (1) the Company did not maintain an effective control environment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and (2) the Company did not maintain a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. The lack of a sufficient complement of personnel material weakness contributed to the following individual material weaknesses: (a) the Company did not maintain effective controls over the review and approval of unusual and non-recurring journal entries; (b) the Company did not maintain effective controls over cash accounts; (c) the Company did not maintain effective controls over revenue and deferred revenue accounts; (d) the Company did not maintain effective controls over accrued liabilities and the related expense accounts; (e) the Company did not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its financial statements; (f) The Company did not maintain appropriate controls over the application of generally accepted accounting principles (GAAP) and the valuation of intangible assets acquired in a business combination; and (g) the Company did not maintain effective controls over accounting for an equity investment. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1.	As of December 31, 2004 the Company did not maintain an effective control environment based on criteria established in Internal Control—Integrated Framework issued by COSO. Former senior management did not set an appropriate tone at the top that was conducive of an effective control environment, and management determined that more effective communications between senior management and the accounting department needs to be implemented. This control deficiency, together with the control deficiencies described in item 2 below, indicate that the Company did not maintain an effective control environment. This control deficiency could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

2.	As of December 31, 2004, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company had deficiencies in finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles and the staffing of finance positions with individuals who did not have the appropriate skills, training and experience to meet the objectives that should be expected of these roles. Further, the following specific areas are corporate functions in the Company where additional skilled resources are required: external financial reporting, revenue recognition, financial planning and analysis and corporate accounting. This material weakness contributed to the following individual material weaknesses as of December 31, 2004:

a)

The Company did not maintain effective controls over the review and approval of unusual and non-recurring journal entries. Specifically, the Company’s controls failed to prevent or detect inappropriate journal entries made to reverse certain customer account receivable credit balances to revenue. This control deficiency resulted in restatements to the Company’s annual 2003 financial statements, second and third quarter of 2003 financial statements and the first quarter of 2004 financial statements.

b)	The Company did not maintain effective controls over cash accounts. Specifically, the Company’s controls failed to prevent or detect the inappropriate write-off of outstanding checks as a reduction of operating expenses or increase in revenues. This control deficiency resulted in restatements to the Company’s annual 2003 financial statements, second and third quarter of 2003 financial statements and the first quarter of 2004 financial statements.

c)	The Company did not maintain effective controls over revenue and deferred revenue accounts. Specifically, the Company’s controls were not adequate to ensure the completeness and accuracy of revenues recorded under non-standard contracts for website advertising, barter advertising, advertising credits and revenues recorded under multiple element arrangements, This control deficiency resulted in restatements to the Company’s 2002 annual financial statements, 2003 annual financial statements, the second and third quarters of 2003 financial statements and the first and second quarters of 2004 financial statements and adjustments to the 2004 annual financial statements and the third and fourth quarter of 2004 financial statements.

d)	The Company did not maintain effective controls over accrued liabilities and the related expense accounts. Specifically the Company’s controls over the completeness, valuation and existence of the determination of recurring accruals, including advertising, consulting, commissions, trade show expenses, health insurance claims and franchise taxes, as part of the close process were not effective. This control deficiency resulted in the restatement of the Company’s 2002 annual financial statements, 2003 annual financial statements, the second, third and fourth quarters of 2003 financial statements and the first and second quarters of 2004 financial statements and adjustments to the third quarter of 2004 financial statements.

e)	The Company did not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its financial statements. Specifically, the Company’s controls over the completeness, valuation and review of reconciliations and journal entries were ineffective in their design and operation. In addition, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness of its footnote disclosures. This control deficiency resulted in adjustments to the Company’s 2004 annual financial statements.

f)	The Company did not maintain appropriate controls over the application of GAAP and the valuation of intangible assets acquired in a business combination. This control deficiency resulted in adjustments to the Company’s 2004 annual financial statements, and the second and third quarter of 2004 financial statements.

g)	The Company did not maintain effective controls over accounting for an equity investment. Specifically, the Company’s controls over the completeness and valuation of foreign currency translation in equity investment accounting were not effective. This control deficiency resulted in restatements to the Company’s 2002 annual financial statements, 2003 annual financial statements, the second and third quarters of 2003 financial statements and the first quarter of 2004 financial statements.

Additionally, each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Stoneage Corporation and iDriveonline from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in a purchase business combination during 2004. We have also excluded Stoneage Corporation and iDriveonline from our audit of internal control over financial reporting. Stoneage Corporation had total assets and total revenues of approximately 5% and 13%, respectively, and iDriveonline had total assets and total revenues of approximately 1% and 4%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2004.

In our opinion, management’s assessment that Autobytel Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Autobytel Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/S/    PRICEWATERHOUSECOOPERS LLP

Orange County, California

May 31, 2005

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2004	Restated December 31, 2003
ASSETS

Current assets:
Domestic cash and cash equivalents	$24,287	$45,643
Restricted international cash and cash equivalents	9,053	—
Short-term investments	16,500	9,991
Accounts receivable, net of allowances for bad debts and customer credits of $1,037 and $1,764, respectively	17,920	11,335
Prepaid expenses and other current assets	2,344	1,140

Total current assets	70,104	68,109
Long-term investments	12,000	6,000
Property and equipment, net	3,389	2,138
Capitalized internal use software, net	225	1,024
Investment in equity investee	—	3,938
Goodwill	70,697	16,830
Intangible assets	4,187	315
Other assets	115	155

Total assets	$160,717	$98,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,812	$3,741
Accrued expenses	7,990	4,595
Deferred revenues	4,029	4,216
Accrued domestic restructuring	74	258
Other current liabilities	2,216	1,517

Total current liabilities	20,121	14,327
Deferred revenue—non-current	8	178

Total liabilities	20,129	14,505

Minority interest	4,521	—

Commitments and contingencies (Note 9.)

Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,905,848 and 37,786,767 shares issued and outstanding, respectively	42	38
Additional paid-in capital	282,287	236,544
Accumulated other comprehensive income	2,099	1,620
Accumulated deficit	(148,361)	(154,198)

Total stockholders’ equity	136,067	84,004

Total liabilities and stockholders’ equity	$160,717	$98,509

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated
Revenues	$122,236	$88,394	$79,214

Costs and expenses:
Cost of revenues	50,680	36,523	36,647
Sales and marketing	25,854	20,078	15,958
Product and technology development	20,190	15,304	18,815
General and administrative	18,819	11,065	10,784
Amortization of acquired intangible assets	1,157	62	—
Autobytel.Europe restructuring, impairment and other international charges	—	—	15,015
Domestic restructuring and other charges, net	—	(27)	(58)

Total costs and expenses	116,700	83,005	97,161

Income (loss) from operations	5,536	5,389	(17,947)

Loss on recapitalization of Autobytel.Europe	—	—	(4,168)
Interest income	946	316	686
Foreign currency exchange gain (loss)	2	10	(2)
Loss in equity investees	(84)	(125)	(434)
Other income (expense)	(9)	745	(43)
Minority interest	(124)	—	866

Income (loss) before income taxes	6,267	6,335	(21,042)
Provision for income taxes	(430)	(8)	(6)

Net income (loss)	$5,837	$6,327	$(21,048)

Net income (loss) per share:
Basic	$0.14	$0.18	$(0.68)

Diluted	$0.13	$0.17	$(0.68)

Shares used in computing net income (loss) per share:
Basic	40,785,743	34,508,035	31,143,099

Diluted	44,048,584	37,635,555	31,143,099

Comprehensive income (loss):
Net income (loss)	$5,837	$6,327	$(21,048)
Translation adjustment	479	593	2,753

Comprehensive income (loss)	$6,316	$6,920	$(18,295)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2001, as previously reported	30,969,377	$31	$203,280	$(2,438)	$(140,478)	$60,395
Restatement (Note 3)	—	—	—	712	1,001	1,713

Balance, December 31, 2001, as adjusted	30,969,377	31	203,280	(1,726)	(139,477)	62,108
Issuance of common stock upon exercise of stock options	98,295	—	163	—	—	163
Issuance of common stock under employee stock purchase plan	128,020	—	160	—	—	160
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(11)	—	—	—	—	—
Stock-based compensation	—	—	20	—	—	20
Foreign currency translation adjustment (restated)	—	—	—	2,753	—	2,753
Net loss (restated)	—	—	—	—	(21,048)	(21,048)

Balance, December 31, 2002 (restated)	31,195,681	31	203,623	1,027	(160,525)	44,156
Issuance of common stock upon acquisition of AVV, Inc.	711,109	1	4,315	—	—	4,316
Issuance of common stock upon private placement, net of transaction costs of $1,435	5,000,000	5	25,560	—	—	25,565
Issuance of common stock upon exercise of stock options	789,759	1	2,812	—	—	2,813
Issuance of common stock under employee stock purchase plan	90,223	—	183	—	—	183
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(5)	—	—	—	—	—
Stock-based compensation	—	—	51	—	—	51
Foreign currency translation adjustment (restated)	—	—	—	593	—	593
Net income (restated)	—	—	—	—	6,327	6,327

Balance, December 31, 2003 (restated)	37,786,767	38	236,544	1,620	(154,198)	84,004
Issuance of common stock upon acquisition of iDriveonline, Inc.	474,501	1	6,774	—	—	6,775
Issuance of common stock upon acquisition of Stoneage Corporation.	2,305,244	2	34,478	—	—	34,480
Issuance of common stock upon exercise of stock options	1,269,698	1	4,093	—	—	4,094
Issuance of common stock under employee stock purchase plan	69,640	—	398	—	—	398
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(2)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	479	—	479
Net income	—	—	—	—	5,837	5,837

Balance, December 31, 2004	41,905,848	$42	$282,287	$2,099	$(148,361)	$136,067

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	Year Ended December 31
	2004	2003	2002
		Restated	Restated
Cash flows from operating activities:
Net income (loss)	$5,837	$6,327	$(21,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	1,616	1,422	1,677
Amortization of capitalized internal use software	831	1,081	1,689
Amortization of acquired intangible assets	1,403	105	—
Provision for (recovery of) bad debt	303	(568)	1,220
Provision for customer credits	1,969	636	7,422
Loss on disposal of property and equipment	23	38	41
Stock-based compensation	—	51	20
Autobytel.Europe restructuring and impairment	—	—	15,015
Loss on recapitalization of Autobytel.Europe	—	—	4,168
Loss in equity investees	84	125	434
Minority interest	124	—	(866)
Impairment of capitalized internal use software costs	—	—	1,937
Impairment of acquired intangible assets	200	—	—
Changes in assets and liabilities, excluding the effect of acquisitions and consolidation of Autobytel. Europe:
Accounts receivable	(3,728)	(2,934)	(7,486)
Prepaid expenses and other current assets	(204)	2,739	977
Other assets	19	(49)	58
Accounts payable	310	381	(5,856)
Accrued expenses	558	(423)	(2,938)
Deferred revenues	(638)	456	(770)
Accrued domestic restructuring	(184)	(220)	167
Accrued international licensee liabilities	(1,541)	—	—
Other current liabilities	613	202	956

Net cash provided by (used in) operating activities	7,595	9,369	(3,183)

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(20,631)	(4,852)	—
Maturities of short-term investments	20,991	—	—
Purchases of short-term and long-term investments	(45,500)	(15,991)	—
Redemption of long-term investments	12,000	—	—
Return of investment (investment) in foreign entities	—	2,152	(400)
Change in restricted cash and cash equivalents	1,943	28	3,124
Purchases of property and equipment	(1,989)	(1,057)	(1,087)
Proceeds from sale of property and equipment	—	7	168
Capitalized software costs for internal use	(32)	—	(1,412)

Net cash (used in) provided by investing activities	(33,218)	(19,713)	393

Cash flows from financing activities:
Capital lease payments	(225)	(157)	—
Net proceeds from sale of common stock	4,492	28,561	323

Net cash provided by financing activities	4,267	28,404	323

Effect of exchange rates on cash	—	40	4

Net (decrease) increase in cash and cash equivalents	(21,356)	18,100	(2,463)
Cash and cash equivalents, beginning of period	45,643	27,543	30,006

Cash and cash equivalents, end of period	$24,287	$45,643	$27,543

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$87	$8	$6

Cash paid during the period for interest	$9	$18	$2

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

•	In August 2002, due to a change in our original estimate of accounts receivable acquired in the Autoweb.com, Inc. acquisition, we increased accounts receivable and decreased goodwill by $277.

•	In June 2003, in conjunction with the acquisition of AVV, Inc., assets of $10,191 were acquired (including $173 of property and equipment acquired under capital leases), liabilities of $1,023 were assumed and 711,109 shares of common stock valued at $4,316 were issued. (See Note 5.)

•	In March 2004, Autobytel consolidated Autobytel.Europe due to the adoption of FIN 46R. As a result of this adoption, Autobytel recorded $10,459 in assets (including $10,425 of restricted international cash and cash equivalents), $2,300 in liabilities and $4,161 in minority interest. (See Note 4.)

•	In April 2004, in conjunction with the acquisition of iDriveonline, Inc., tangible and intangible assets of $12,672 were acquired, liabilities of $770 were assumed and 474,501 shares of common stock valued at $6,775 were issued. (See Note 5.)

•	In April 2004, in conjunction with the acquisition of Stoneage Corporation, tangible and intangible assets of $53,715 were acquired (including $149 of property and equipment acquired under capital leases), liabilities of $3,547 were assumed and 2,257,733 shares of common stock valued at $33,770 were issued. Additionally, based on the determination of the Stoneage Corporation final purchase price allocation, 47,511 additional shares of common stock valued at $710 were issued in July 2004. (See Note 5.)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.    Organization and Operations of Autobytel

Autobytel Inc. (Autobytel) is an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. Autobytel provides tools and programs to automotive dealers and manufacturers to help them increase marketing efficiency and reduce customer acquisition costs. Autobytel owns and operates the automotive Web sites Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com. Autobytel is also a leading provider of customer relationship management (CRM) products and programs, which consist of lead management products, customer loyalty and retention marketing programs, and data extraction services for dealers. Autobytel is also a provider of automotive marketing data and technology.

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

Autobytel achieved net income for the years ended December 31, 2004 and 2003. However, from its inception in January 1995 through December 31, 2002, Autobytel has experienced annual operating losses and has an accumulated deficit of $148,211 as of December 31, 2004. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autobytel and its wholly and majority owned subsidiaries. Autobytel’s wholly and majority owned subsidiaries include: Autobytel Services Corporation, Autoweb.com, Inc. (Autoweb), AVV, Inc., A.I.N. Corporation (A.I.N. or CarSmart), Auto-By-Tel Acceptance Corporation, Auto-By-Tel Insurance Services, Inc., e-autosdirect.com inc., Autobytel Information Services Inc., Autobytel Acquisition Corp., Car.com, Inc., Retention Performance Marketing, Inc., Autobytel.Europe LLC (Autobytel.Europe), Autobytel Columbia Corp. and Stoneage Financial Corporation.

As a result of the dissolution of Autobytel.ca inc., Kre8.net inc., iBuy Inc., AutoVisions Communications, Inc. and I-Net Training Technologies, LLC during 2003, they are no longer included in Autobytel’s consolidated financial statements, except for their results of operations through the date of dissolution which was September 30, 2003 for Autobytel.ca inc., Kre8.net inc., iBuy Inc. and AutoVisions Communications, Inc. and October 31, 2003 for I-Net Training Technologies, LLC. There was no impact on Autobytel’s financial position, results of operations or cash flows as a result of the dissolution of these entities.

Investments in entities in which Autobytel has the ability to exercise significant influence, but not control, are accounted for using the equity method. Autobytel accounts for its investment in Autobytel Japan and Autobytel Australia under the equity method. In 1999 and 2002, the application of the equity method with respect to Autobytel’s investments in Autobytel Japan and Autobytel Australia, respectively, has been suspended, as Autobytel’s share of investee losses has reduced its investments to zero and no additional funding is required or expected. Autobytel will resume application of the equity method when its share of net income equals its share of net losses unrecognized during the suspension period. Autobytel Australia ceased operations in August 2002.

Autobytel accounted for its investment in Autobytel.Europe, Autobytel.Europe Investment B.V., Autobytel.Europe Holdings B.V. and Autobytel France SA under the equity method subsequent to March 28,

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

2002, as a result of a reduction in Autobytel’s ownership in Autobytel.Europe in March 2002. On March 31, 2004, Autobytel adopted FIN 46R and determined it was the primary beneficiary of Autobytel.Europe. As a result of this adoption, Autobytel consolidated Autobytel.Europe’s balance sheet as of December 31, 2004 and its results of operations from April 1, 2004 to December 31, 2004. Autobytel owns 49% of Autobytel.Europe. (See Note 4.)

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

Restricted international cash and cash equivalents represent amounts held for Autobytel.Europe’s current operations use as directed by Autobytel.Europe. Restricted international cash and cash equivalents are not available to Autobytel.

Short-Term and Long-Term Investments

Autobytel categorized its debt securities as either held-to-maturity or available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All held-to-maturity securities with remaining maturities of less than one year are classified as short-term investments and all held-to-maturity securities with remaining maturities greater than one year are classified as long-term investments and are reported at amortized cost. Autobytel categorized auction rate securities as available-for-sale short-term investments. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the years ended December 31, 2004 and 2003. The cost of securities sold is based on the specific identification method.

Autobytel reviews its investments in debt securities for potential impairment on a regular basis. As part of the evaluation process, Autobytel considers the credit ratings of these securities and Autobytel’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated improvement of the investee financial condition. Autobytel will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. For the years ended December 31, 2004, 2003, and 2002, Autobytel did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt securities.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

As of December 31, 2004 and 2003, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
December 31, 2004:
Short-term investments, available for sale:
Auction rate securities	$10,500	$10,500	$—	$—
Short-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	5,976	—	24

	16,500	16,476	—	24

Long-term investments, held-to-maturity:
Government sponsored agency bonds	12,000	11,905	—	95

Total as of December 31, 2004	$28,500	$28,381	$—	$119

December 31, 2003:
Short-term investments, available for sale:
Auction rate securities	$6,000	$6,000	$—	$—
Short-term investments, held-to-maturity:
Commercial paper	3,991	3,991	—	—

	9,991	9,991

Long-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	6,020	20	—

Total as of December 31, 2003	$15,991	$16,011	$20	$—

The following represents the contractual maturities of investments as of December 31, 2004:

Amortized Cost Basis
Due within one year	$6,000
Due after one through five years	12,000
Due after five years	10,500

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

Based upon Autobytel’s re-evaluation of these securities, Autobytel has reclassified as short-term investments any auction rate securities previously classified as cash equivalents for each of the periods presented in the accompanying consolidated balance sheets. This resulted in a $6,000 reclassification from cash and cash equivalents to short-term investments at December 31, 2003.

In addition, purchases of short-term and long-term investments and sales of short-term investments included in the accompanying consolidated statements of cash flows have been revised to reflect the purchase and sale of auction rate securities during the periods presented. Total purchases of auction rate securities were $6,000 for the year ended December 31, 2003 and there were no sales of auction rate securities for the year ended December 31, 2003.

Accounts Receivable, Net of Allowances for Bad Debts and Customer Credits

The allowance for bad debts is an estimate of bad debt expense that could result from the inability or refusal of customers to pay for services. Additions to the estimated allowance for bad debts are recorded to operating expenses. The allowance for customer credits is an estimate of adjustments for services that do not meet our customers’ requirements. Additions to the estimated allowance for customer credits are recorded as a reduction in revenue. The estimates are based on Autobytel’s historical bad debt and customer credit experience.

As of December 31, 2004 and 2003, accounts receivable and allowances for bad debts and customer credits were as follows:

	As of December 31,
	2004	2003
		Restated
Accounts receivable	$18,957	$13,099
Allowance for bad debts	(682)	(814)
Allowance for customer credits	(355)	(950)

	(1,037)	(1,764)

Accounts receivable, net	$17,920	$11,335

Fair Value of Financial Instruments

Our financial instruments, including cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject Autobytel to concentrations of credit risk consist primarily of cash, cash equivalents, long-term investments and accounts receivable. Cash, cash equivalents and long-term

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

investments are primarily maintained with two financial institutions in the United States. Deposits held by banks may exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive dealers and automotive manufacturers. Autobytel generally requires no collateral to support customer receivables and maintains an allowance for bad debts for potential credit losses.

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

Autobytel evaluates the carrying value of property and equipment for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Autobytel records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment recognized is the difference between the fair value of the asset and its carrying amount. Autobytel did not record any impairment losses on its property and equipment in 2004, 2003 and 2002.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price for acquisitions over the fair value of identifiable assets and liabilities acquired. Autobytel uses estimates and makes assumptions to determine the fair value of acquired assets and liabilities.

Autobytel evaluates the carrying value of goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested for impairment by comparing its fair value to its carrying value. Testing for impairment of goodwill is a two-step process. The first step requires Autobytel to compare the carrying amount of goodwill to its fair value. If the fair value is less than the carrying value, goodwill is potentially impaired and Autobytel then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible assets with identifiable lives are amortized on a straight-line basis over their estimated useful life. Amortization is charged to operating expenses. Autobytel evaluates the carrying value of these intangible assets for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, which excludes goodwill from its scope, Autobytel records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment recognized is the difference between the fair value of the asset and its carrying amount.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Accrued Expenses

Autobytel accrues expenses that are incurred and reasonably estimatable based on the facts and circumstances available. As of December 31, 2004 and 2003, accrued expenses consisted of the following:

	As of December 31,
	2004	2003
		Restated
Compensation and related costs	$3,997	$3,653
Professional fees	1,374	352
Dispute settlement	1,100	—
Other accrued expenses	1,519	590

Total accrued expenses	$7,990	$4,595

Other current liabilities

As of December 31, 2004 and 2003, other current liabilities consisted of the following:

	As of December 31,
	2004	2003
		Restated
Amounts due to customers	$1,264	$931
Other current liabilities	952	586

Total other current liabilities	$2,216	$1,517

Revenue Recognition

Autobytel classifies revenues as lead fees, advertising, customer relationship management (CRM) services, and data, applications and other. Prior to January 1, 2004, we had reported revenues as program fees, enterprise sales, advertising and other products and services. Amounts for 2003 have been reclassified to conform to the 2004 presentation.

Revenues by groups of similar services are as follows:

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated
Revenues:
Lead fees	$84,822	$64,323	$64,180
Advertising	13,695	11,456	6,676
CRM services	18,959	7,210	742
Data, applications and other	4,760	5,405	7,616

Total revenues	$122,236	$88,394	$79,214

Autobytel recognizes revenues from lead fees, advertising, CRM services and data, applications and other when earned as defined by Staff Accounting Bulletin (SAB) No. 104 and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. SAB No. 104 considers revenue realized after all four

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

Where delivery of services have been rendered and collectibility is not reasonably assured, revenue is not recognized until payment is received for such services.

Lead fees consist of car buying purchase request fees for new and used cars, and finance request fees. Fees for car buying purchase requests are paid by retail dealers, enterprise dealers and automotive manufacturers who participate in our online car buying referral networks. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Fees paid by customers participating in our car buying referral networks are comprised of monthly subscription and/or transaction fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided.

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

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of WebControl System (WebControl), our customer lead management product, Retention Performance Marketing (RPM) and iDriveonline, our customer loyalty and retention marketing programs, and Automotive Download Services (ADS), our data extraction service. CRM services include fees from WebControl and ADS beginning June 4, 2003, and fees from dealers using the iDriveonline program beginning April 9, 2004, being the date of the respective acquisitions of AVV and iDriveonline. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Fees from CRM services are recognized as services are provided.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, internet sales training and other products and services. Autobytel develops its own data for use on its Web sites, and also make it available to third parties, such as automotive manufacturers and internet portals. Fees from data, applications and other products and services are recognized as products are delivered or services are provided. Revenues from data, applications and other also include fees from international licensing agreements. These agreements grant the licensees the right to use Autobytel’s brand in exchange for certain fees, which are recognized on a straight-line basis over the specified term.

Fees billed prior to Autobytel providing services are deferred, as they do not satisfy all of the revenue recognition criteria in SAB No. 104. Deferred revenues are recognized as revenue over the periods services are provided or purchase requests are delivered.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which revenue stream mentioned above is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue. For multiple-element arrangements Autobytel follows the guidance contained in EITF 00-21 and SAB 104. Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting where the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered item. Consideration is allocated among the separate units of accounting based on their relative fair values.

Risks Due to Concentration of Significant Customers and Export Sales

In 2004 and 2002, no dealer, major dealer group, manufacturer, international licensee or other customer accounted for greater than 10% of revenues. Autobytel had a balance due to one vendor that accounted for more than 10% of total accounts payable as of December 31, 2004. In 2003, Autobytel recognized revenues for lead fees, advertising, and applications, data and other from one automotive manufacturer that accounted for 10% of Autobytel’s total revenues.

Autobytel conducts its business within one industry segment. Revenues from customers outside of the United States were less than 1% of total revenues for the years ended December 31, 2004 and 2003, respectively, and 2% of total revenues for the year ended December 31, 2002.

Cost of Revenues

Cost of revenues consist of traffic acquisition costs (“TAC”) and other cost of revenues. TAC consists of payments made to our internet purchase providers, including internet portals and online automotive information providers. Other cost of revenues consists of printing, production, and postage for our customer loyalty and retention programs, fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

Autobytel capitalizes costs to develop internal use software under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Development or Obtained for Internal Use.” SOP 98-1 requires the capitalization of external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years.

In 2004 and 2002, capitalized software development costs related to internal use software totaled $32 and $1,412, respectively. No software development costs related to internal use software costs were capitalized in 2003. Amortization expense of internal use software was $831, $1,081 and $1,689 in 2004, 2003 and 2002, respectively. In addition, an impairment charge of $1,937 was recognized in 2002.

Sales and Marketing

Sales and marketing expense primarily includes advertising expenses to develop brand equity and encourage potential customers to visit Autobytel’s Web sites, and personnel and other costs associated with sales,

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

marketing, training and support of Autobytel’s dealer networks. Sales and marketing costs are recorded as expenses are incurred. Traditional advertising expenses were $3,167, $1,951 and $1,772 in 2004, 2003 and 2002, respectively.

Product and Technology Development

Product and technology development expense primarily includes personnel costs related to developing new dealer and manufacturer programs and products and enhancing the features, content and functionality of Autobytel’s Web sites and its Internet-based dealer communications platform. It also includes expenses associated with the customization of Autobytel’s software for international licensees and telecommunications and computer infrastructure. Product and technology development expenditures are expensed as incurred or capitalized (for internal developed software) as appropriate.

General and Administrative

General and administrative expense primarily consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expenditures are expensed as incurred. Certain expenses such as rent, certain employee benefits, facility maintenance, and insurance are allocated from general and administrative expenses to other cost categories based on employee count.

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

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in foreign currency exchange gain (loss) in the consolidated statement of operations.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated
Numerator:
Net income (loss)	$5,837	$6,327	$(21,048)

Denominator:
Weighted average common shares and denominator for basic calculation	40,785,743	34,508,035	31,143,099
Weighted average effect of dilutive securities:
Employee stock options	3,262,841	3,117,610	—
Employee stock purchase plan	—	9,910	—

Denominator for diluted calculation	44,048,584	37,635,555	31,143,099

Net income (loss) per share—basic	$0.14	$0.18	$(0.68)
Net income (loss) per share—diluted	$0.13	$0.17	$(0.68)

Antidilutive potential shares of common stock, which have been excluded from the calculation of diluted net income per share, represent stock options with an exercise price greater than the average market price for the year ended December 31, 2004 and December 31, 2003. There were 1,450,190 and 1,225,874 antidilutive potential shares of commons stock for the years ended December 31, 2004 and December 31, 2003, respectively. For the year ended December 31, 2002, all potential shares of common stock are antidilutive as Autobytel incurred a net loss for the period. There were 5,588,176 potential shares of common stock for the year ended December 31, 2002.

Stock-Based Compensation

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, Autobytel has elected to continue to account for its stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recognized over the vesting period based on the excess of the market closing price over the exercise price on the grant date.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options which is a fair value based method. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net income (loss) and net income (loss) per share for the years ended December 31, 2004, 2003 and 2002, would approximate the pro forma amounts below:

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated
Net income (loss):
As reported	$5,837	$6,327	$(21,048)
Add: Employee stock-based compensation included in reported net income (loss)	—	51	20
Less: Employee stock-based compensation determined under the fair value based method	(6,068)	(5,078)	(2,896)

Pro forma	$(231)	$1,300	$(23,924)

Net income (loss) per share—basic:
As reported	$0.14	$0.18	$(0.68)
Pro forma	$(0.01)	$0.04	$(0.77)
Net income (loss) per share—diluted:
As reported	$0.13	$0.17	$(0.68)
Pro forma	$(0.01)	$0.04	$(0.77)

Autobytel granted 2,060,000, 3,304,500 and 1,959,020 stock options to employees and directors in 2004, 2003 and 2002, respectively. The options granted were estimated to have a weighted average fair value per share of $5.38, $3.18, and $1.86 for the years ended December 31, 2004, 2003 and 2002, respectively, based on the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	—%	—%	—%
Volatility	68.56%	78.55%	92.73%
Weighted-average risk-free interest rate	2.592%	2.149%	3.82%
Weighted-average expected life	3.5 years	3.7 years	5.0 years

Awards issued under the employee stock purchase plan were estimated to have a weighted average fair value per award of $2.33, $3.40, and $1.10 for the years ended December 31, 2004, 2003, and 2002, respectively based on the Black-Scholes option-pricing model and the following assumptions:

	2004	2003	2002
Dividend yield	—%	—%	—%
Volatility	66.06% - 73.86%	66.06% - 75.44%	75.44% - 130.76%
Risk-free interest rate	1.03% -1.05%	1.05% - 1.66%	1.66% - 3.47%
Expected life	6 months	6 months	6 months

As of December 31, 2004, Autobytel had a total of 7,833,222 stock options outstanding, of which 3,491,237 stock options had exercise prices below the closing price per share of Autobytel’s common stock on that date.

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

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Managements Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. Autobytel does not expect the impact SAB 107, which became effective on March 29, 2005, to have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform with the current year presentation. See Note 3.

3.    Restatement

On November 15, 2004, Autobytel announced that Autobytel expected to restate its consolidated financial statements for the second, third and fourth fiscal quarters of 2003, the full 2003 fiscal year and the first and second fiscal quarters of 2004, relating to credits issued to customers that were inappropriately reversed and recognized as revenue during the four fiscal quarters ended March 31, 2004, and outstanding checks issued by Autobytel that were voided and the corresponding obligations inappropriately reversed and recorded as an increase in revenue or a reduction of expenses primarily in the second fiscal quarter of 2003. In the course of preparing these consolidated financial statements to properly reflect the credits issued to customers and the outstanding checks issued, Autobytel identified other items and errors for which accounting adjustments were necessary; which resulted in further restatement adjustments to its consolidated financial statements for 2003, 2002 and subsequent periods.

The revenue restatement adjustments recorded in this restatement primarily result in revenue being deferred and recognized in subsequent periods, although certain adjustments result in permanent reductions in revenue. These adjustments include (i) reversal of credits issued to certain customers were inappropriately recognized as revenue, (ii) errors previously made in the application of the revenue recognition principles under EITF 00-21, (iii) errors previously made in the application of the revenue recognition principles under SAB 104, (iv) errors

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

previously made in the application of the revenue recognition principles under EITF 99-17, “Accounting for Advertising Barter Transactions” and (v) errors due to misclassifications between revenue and expense. The net effect of these revenue adjustments is to decrease total revenue by $549 and $1,641 in 2003 and 2002, respectively. Autobytel also made certain deferrals and other adjustments to its expenses and other accounts in connection with these revenue adjustments and has made certain other adjustments to its expenses. These expense adjustments include errors previously made in the application of SFAS No. 5, “Accounting for Contingencies” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” related to the recognition and derecognition of accrued expenses. The net effect of these expense adjustments is to increase and decrease total expenses by $544 and $1,307 in 2003 and 2002, respectively.

The following table is a reconciliation of revenue as previously reported to amounts as restated for the periods indicated:

	Years Ended December 31,
	2003	2002
Total revenue, as previously reported	$88,943	$80,855
Total revenue restatement adjustments:
Unapplied credits	(411)	—
Stale dated checks	(17)	—
Multiple element arrangement	52	(125)
Delivery of purchase requests	(29)	—
Advertising	(61)	(238)
Barter transaction	—	(1,000)
Other	(83)	(278)

Total revenue restatement adjustments	(549)	(1,641)

Total revenue, as restated	$88,394	$79,214

The following table is a reconciliation of net income (loss) as previously reported to amounts as restated for the periods indicated:

	Years Ended December 31,
	2003	2002
Net income (loss), as previously reported	$7,420	$(20,714)
Restatement adjustments to revenue (see above)	(549)	(1,641)
Expense adjustments:
Unapplied credits	(13)	(31)
Stale dated checks	(110)	—
Barter transaction	—	1,000
Accrued expense	(156)	(90)
Commission expense	163	150
Equity Investment	(342)	—
Other	(86)	278

Total restatement expense adjustments	(544)	1,307

Net restatement adjustments	(1,093)	(334)

Restated net income (loss)	$6,327	$(21,048)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

The consolidated financial statements for 2003 and 2002 have been restated to incorporate all the restatement adjustments, as described herein. In addition, the restatement affected periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to opening consolidated accumulated deficit as of January 1, 2002.

Classifications

Effective with the filing of this 10-K, Autobytel has modified its statement of operations presentation to better align reported results with internal operational measures and to provide increased understanding and transparency for investors. Operating expenses are now classified as cost of revenues, sales and marketing, product and technology development, general and administrative, and amortization of acquired intangible assets. Amounts which have been reclassified as a result of the new presentation are indicated below in the column titled “Reclassifications.” Cost of revenues contain costs previously classified as sales and marketing including traffic acquisition and related compensation costs, printing, production and postage for Autobytel’s customer loyalty and retention program, and fees paid to third parties for data and content included on Autobytel’s properties. Cost of revenues also contain costs previously classified as product and technology development including connectivity costs, technology license fees, amortization of acquired technology, amortization of internally developed technology, fees paid to third parties for data and content included on Autobytel’s properties, and server equipment depreciation. Other costs which have been reclassified are: (1) bad debt expense, which was previously classified as sales and marketing expense, is now classified as general and administrative expense, and (2) credit balances of customers, which were previously classified as accounts receivable, are now classified as other current liabilities.

See Note 2 for discussion of reclassification of auction rate securities.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

The following table sets forth selected consolidated balance sheet data for Autobytel, showing previously reported amounts and restated amounts as of December 31, 2003:

Consolidated Balance Sheet

	December 31, 2003
	As Previously Reported	Reclassifications	Adjustments	As Restated
Current assets:
Domestic cash and cash equivalents	$51,643	$(6,000)	$—	$45,643
Short-term investments	3,991	6,000	—	9,991
Accounts receivable, net of allowances	10,889	476	(30)	11,335
Prepaid expenses and other current assets	833	—	307	1,140

Total current assets	67,356	476	277	68,109
Long-term investments	6,000	—	—	6,000
Property and equipment, net	2,138	—	—	2,138
Capitalized internal use software, net	1,024	—	—	1,024
Investment in equity investee	2,810	—	1,128	3,938
Goodwill	16,830	—	—	16,830
Acquired intangible assets	315	—	—	315
Other assets	155	—	—	155

Total assets	$96,628	$476	$1,405	$98,509

Current liabilities:
Accounts payable	$4,063	$—	$(322)	$3,741
Accrued expenses	5,034	—	(439)	4,595
Deferred revenues	4,022	(178)	372	4,216
Accrued domestic restructuring	258	—	—	258
Other current liabilities	441	476	600	1,517

Total current liabilities	13,818	298	211	14,327
Deferred revenue—non-current	—	178	—	178

Total Liabilities	13,818	476	211	14,505

Stockholders’ equity:
Common stock	38	—	—	38
Additional paid-in capital	236,544	—	—	236,544
Accumulated other comprehensive loss	—	—	1,620	1,620
Accumulated deficit	(153,772)	—	(426)	(154,198)

Total stockholders’ equity	82,810	—	1,194	84,004

Total liabilities and stockholders’ equity	$96,628	$476	$1,405	$98,509

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

The following table sets forth selected consolidated statements of operations data for Autobytel, showing previously reported amounts and restated amounts for the years ended December 31, 2003 and 2002:

Consolidated Statement of Operations for the Year Ended

	December 31, 2003
	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenues	$88,943	$—	$(549)	$88,394

Costs and expenses:
Cost of revenues	—	36,523	—	36,523
Sales and marketing	52,646	(32,544)	(24)	20,078
Product and technology development	18,723	(3,422)	3	15,304
General and administrative	11,461	(619)	223	11,065
Amortization of acquired intangible assets	—	62	—	62
Autobytel.Europe restructuring, impairment and other international charges	—	—	—	—
Domestic restructuring and other charges, net	(27)	—	—	(27)

Total costs and expenses	82,803	—	202	83,005

Income from operations	6,140	—	(751)	5,389
Loss on recapitalization of Autobytel.Europe	—	—	—	—
Interest income	316	—	—	316
Income (loss) in equity investee	217	—	(342)	(125)
Foreign currency exchange gain	10	—	—	10
Other income	745	—	—	745

Income before income taxes	7,428	—	(1,093)	6,335
Provision for income taxes	(8)	—	—	(8)

Net income	$7,420	$—	$(1,093)	$6,327

Net income per share:
Basic	$0.22	$—	$(0.04)	$0.18
Diluted	$0.20	$—	$(0.03)	$0.17

Shares used in computing net income per share:
Basic	34,508,035	—	—	34,508,035
Diluted	37,625,645	—	9,910	37,635,555

Comprehensive income;
Net income	$7,420	$—	$(1,093)	$6,327
Translation adjustment	40	—	553	593

Comprehensive income	$7,460	$—	$(540)	$6,920

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Consolidated Statement of Operations for the Year Ended

	December 31, 2002
	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenues	$80,855	$—	$(1,641)	$79,214

Costs and expenses:
Cost of revenues	—	36,647	—	36,647
Sales and marketing	49,082	(31,883)	(1,241)	15,958
Product and technology development	22,695	(3,880)	—	18,815
General and administrative	9,876	974	(66)	10,784
Amortization of acquired intangible assets	—	—	—	—
Autobytel.Europe restructuring, impairment and other international charges	15,015	—	—	15,015
Domestic restructuring and other charges, net	1,800	(1,858)	—	(58)

Total costs and expenses	98,468	—	(1,307)	97,161

Loss from operations	(17,613)	—	(334)	(17,947)
Loss on recapitalization of Autobytel.Europe	(4,168)	—	—	(4,168)
Interest income	686	—	—	686
Loss in equity investees	(434)	—	—	(434)
Foreign currency exchange loss	(2)	—	—	(2)
Other expense	(43)	—	—	(43)
Minority interest	866	—	—	866

Loss before income taxes	(20,708)	—	(334)	(21,042)
Provision for income taxes	(6)	—	—	(6)

Net loss	$(20,714)	$—	$(334)	$(21,048)

Net loss per share:
Basic	$(0.67)	$—	$(0.01)	$(0.68)
Diluted	$(0.67)	$—	$(0.01)	$(0.68)

Shares used in computing net loss per share:
Basic	31,143,099	—	—	31,143,099
Diluted	31,143,099	—	—	31,143,099

Comprehensive loss;
Net loss	$(20,714)	$—	$(334)	$(21,048)
Translation adjustment	(512)	—	3,265	2,753

Comprehensive loss	$(21,226)	$—	$2,931	$(18,295)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

The following table sets forth selected consolidated statements of cash flows data for Autobytel, showing previously reported amounts and restated amounts for the years ended December 31, 2003 and 2002:

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash flows from operating activities:
Net income (loss)	$7,420	$6,327	$(20,714)	$(21,048)
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Non-cash charges:
Depreciation and amortization	2,608	1,422	3,366	1,677
Amortization of capitalized internal use software	—	1,081	—	1,689
Amortization of acquired intangible assets	—	105	—	—
Provision for (recovery of) bad debt	(568)	(568)	1,220	1,220
Provision for customer credits	—	636	—	7,422
Loss on disposal of property and equipment	38	38	41	41
Stock-based compensation	51	51	20	20
Autobytel.Europe restructuring & impairment	—	—	15,015	15,015
Loss on recapitalization of Autobytel.Europe	—	—	4,168	4,168
(Income) loss in equity investees	(217)	125	434	434
Minority interest	—	—	(866)	(866)
Impairment of capitalized internal use software costs	—	—	1,937	1,937

Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(2,449)	(2,934)	770	(7,486)
Prepaid expenses and other current assets	2,617	2,739	908	977
Other assets	21	(49)	58	58
Accounts payable	388	381	(5,541)	(5,856)
Accrued expenses	(457)	(423)	(3,123)	(2,938)
Deferred revenues	145	456	(1,133)	(770)
Customer deposits	(76)	—	(16)	—
Accrued domestic restructuring	(220)	(220)	167	167
Other current liabilities	68	202	106	956

Net cash provided by (used in) operating activities	9,369	9,369	(3,183)	(3,183)

Cashflows from investing activities:
Deconsolidation of Autobytel.Europe	—	—	(28,163)	—
Acquisitions of businesses, net of cash acquired	(4,852)	(4,852)	—	—
Purchases of short-term and long-term investments	(9,991)	(15,991)	—	—
Return of investment (investment) in foreign entities	2,152	2,152	(400)	(400)
Change in restricted cash and cash equivalents	—	28		3,124
Purchases of property and equipment	(1,057)	(1,057)	(1,087)	(1,087)
Proceeds from sale of property and equipment	7	7	168	168
Capitalized software costs for internal use	—	—	(1,412)	(1,412)

Net cash (used in) provided by investing activities	(13,741)	(19,713)	(30,894)	393

Cashflows from financing activities:
Capital lease payments	(157)	(157)	—	—
Net proceeds from sale of common stock	28,561	28,561	323	323

Net cash provided by financing activities	28,404	28,404	323	323

Effect of exchange rates on cash	40	40	(512)	4

Net increase (decrease) in cash and cash equivalents	24,072	18,100	(34,266)	(2,463)
Cash and cash equivalents, beginning of period	27,571	27,543	61,837	30,006

Cash and cash equivalents, end of period	$51,643	$45,643	$27,571	$27,543

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$8	$8	$6	$6

Cash paid during the period for interest	$18	$18	$2	$2

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

The following describes restatement items which affects 2003 and 2002 consolidated financial statements.

Unapplied credits

•	Credits issued to certain inactive customers were inappropriately recognized as revenue in 2003. As a result, Autobytel decreased lead fees for the year ended December 31, 2003 and increased other current liabilities at December 31, 2003.

•	Credits issued to customers were inappropriately reversed and recognized as a reduction of operating expenses during 2002 and 2003 in connection with the cessation of operations of certain subsidiaries. As a result, Autobytel increased sales and marketing expense in 2002 and 2003. Additionally, other current liabilities increased at December 31, 2002 and 2003.

Stale dated checks

•	Certain checks issued by Autobytel and its subsidiaries that were outstanding longer than 180 days were voided. The corresponding obligations were inappropriately derecognized and recorded as an increase in revenue or a reduction in expenses during 2003. As a result, Autobytel decreased lead fees and increased sales and marketing, product and technology development, and general and administrative expenses for the year ended December 31, 2003. Other current liabilities increased at December 31, 2003.

Multiple element arrangement

•	Certain revenue from a multiple element arrangement was inappropriately recognized upon completion of the services. In 2002, 2003 and 2004, Autobytel determined that such revenue should be recognized over the period of the license agreement. As a result, Autobytel decreased data, applications and other revenue for the year ended December 31, 2002 and increased data, applications and other revenue for the year ended December 31, 2003. Additionally, deferred revenue increased at December 31, 2002 and 2003.

Delivery of purchase requests

•	Certain revenue generated from the delivery of purchase requests for vehicles were inappropriately recognized. Autobytel determined that these revenues should not be recognized because collectibility cannot be reasonably assured and the amount is not fixed or determinable and that such revenue should be recorded when Autobytel receives payment. As a result, Autobytel decreased lead fee revenue for the year ended December 31, 2003 and decreased accounts receivable at December 31, 2003.

Advertising

•	Advertising credits earned by Autobytel’s customers were not recorded as a reduction of advertising revenue in the period earned by the customer and the utilization of these credits in subsequent periods were inappropriately recorded as a decrease in advertising revenue. As a result, Autobytel decreased advertising revenue and increased deferred revenue at December 31, 2003.

•	Website advertising revenue in 2002 was inappropriately recognized prior to the delivery of services in 2003. As a result, Autobytel decreased advertising revenue in 2002 and increased advertising revenue in 2003. Additionally, deferred revenue at December 31, 2002 increased.

Barter Transaction

•	Certain advertising revenue generated from a barter transaction in 2002 was inappropriately recognized, as there was insufficient evidence to establish the fair value of this barter transaction. As a result, Autobytel decreased advertising revenue and sales and marketing expense for the year ended December 31, 2002.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Reclassification

•	Autobytel recognized CRM services revenue for a CRM product that was combined with the sale of purchase requests. Autobytel cannot determine the fair value of the CRM product in a reliable, verifiable and objective manner and determined that the CRM service revenue should be reclassified as lead fees. As a result, Autobytel decreased CRM services revenue and increased lead fees revenue for the year ended December 31, 2003.

•	Inappropriate classification of revenue between lead fees and advertising in 2003. As a result, Autobytel increased lead fees revenue and decreased advertising revenue for the year ended December 31, 2003.

Accrued expenses

•	Expense provisions for our participation at an annual trade show were inappropriately recorded throughout annual fiscal periods preceding Autobytel’s attendance at the trade show in the first fiscal quarter of the following annual fiscal period. As a result, Autobytel increased sales and marketing expense for the years ended December 31, 2002 and 2003. Additionally, prepaid expenses and other current assets increased and accrued expenses decreased at December 31, 2002 and 2003. The cumulative impact of this adjustment for the years 1999, 2000, and 2001 decreased beginning accumulated deficit at January 1, 2002.

•	Autobytel recorded an accrual for advertising costs in 2002. Autobytel determined that the liability should not have been recorded, and no amounts have been paid. As a result, Autobytel decreased sales and marketing expense in 2002. Additionally, accounts payable decreased at December 31, 2002 and 2003.

•	Franchise tax expense was under-estimated in 2003. As a result, Autobytel increased general and administrative expenses for the year ended December 31, 2003. Additionally, accrued expenses increased at December 31, 2003.

•	Autobytel recorded accruals for subscription costs during 2003. Autobytel determined that the liability should not have been recorded, as no amounts have been paid. As a result, Autobytel decreased sales and marketing expense for the year ended December 31, 2003. Additionally, accounts payable at December 31, 2003 decreased.

•	In 2002, there was an excess accrual for medical costs which was applied against certain expenses in 2002 and 2003. As a result, Autobytel decreased general and administrative expenses for the year ended December 31, 2002 and increased sales and marketing expense for the year ended December 31, 2003. Additionally, accounts payable at December 31, 2003 and 2002 decreased.

Commissions expenses

•	Autobytel recorded an accrual for commission expense in 2002. Autobytel determined that the liability should not have been recorded, as no amounts have been paid. As a result, Autobytel decreased sales and marketing expense in 2002. Additionally, accrued expenses at December 31, 2003 and 2002 decreased.

•	Autobytel had an over-accrual of commission expense in the year ended December 31, 2003. As a result, Autobytel decreased sales and marketing expense for the year ended December 31, 2003. Additionally, accrued expenses decreased at December 31, 2003.

Other

•	Inappropriate excess accrual for allowance for bad debt and a corresponding under accrual for allowance for customer credits in 2002. As a result, Autobytel decreased lead fees revenue and sales and marketing expenses in 2002.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

•	Autobytel inappropriately recognized as revenue certain purchase requests delivered to one customer during 2003. As a result, Autobytel decreased lead fees for the year ended December 31, 2003 and increased other current liabilities at December 31, 2003.

•	Lead fees earned in 1999, 2000 and 2001 were inappropriately recognized in 2003. As a result, Autobytel decreased lead fees for the year ended December 31, 2003. The cumulative impact of this adjustment decreased beginning accumulated deficit at January 1, 2002.

•	In the year ended December 31, 2003, an excess accrual for lease abandonment from the year ended December 31, 2000 was inappropriately derecognized with a corresponding reduction of miscellaneous expense. As a result, Autobytel increased general and administrative expenses for the year ended December 31, 2003. The cumulative impact of this adjustment decreased beginning accumulated deficit at January 1, 2002.

•	Autobytel inappropriately applied the equity method in accounting for its investment in Autobytel.Europe. As a result, the investment in equity investee and foreign currency translation adjustment in stockholders equity increased in 2003 and 2002.

•	The shares used in computing diluted net income per share inappropriately excluded the weighted average effect of awards to be issued under the employee stock purchase plan for the year ended December 31, 2003. As a result, Autobytel increased the number of shares used in computing diluted net income per share.

4.    Autobytel.Europe LLC

Autobytel.Europe was organized in August 1997 and began operations in the fourth quarter of 1999. Autobytel.Europe was formed to expand the Autobytel business model and operations throughout Europe.

In January 2000, Autobytel.Europe and Autobytel entered into an operating agreement with strategic investors to carryout the expansion plan. In the first fiscal quarter of 2000, a total of $36,700 was invested in Autobytel.Europe. The investment was comprised of a $31,700 contribution from strategic investors. Autobytel contributed $5,000 in cash, an exclusive, royalty-free, perpetual license to use or sublicense the “Autobytel” brand name and proprietary software, and assigned its existing License and Services Agreements for the United Kingdom, Scandinavia and Finland to Autobytel.Europe. In March 2001, a strategic investor contributed $2,000 to Autobytel.Europe. Cash contributed to Autobytel.Europe was for use as directed by Autobytel.Europe. These funds were not available to Autobytel. Autobytel does not anticipate contributing additional cash to Autobytel.Europe above the $5,000 it initially contributed.

Autobytel.Europe was considered a start-up company. In accordance with SAB No. 51, the difference between Autobytel’s carrying amount of the investment in Autobytel.Europe and its ownership interest in the underlying net book value of Autobytel.Europe immediately after the investment was reflected as a capital transaction and credited directly to Autobytel’s stockholders’ equity. Autobytel.Europe’s results of operations are consolidated in Autobytel’s results of operations through March 28, 2002, including a non-cash charge of $4,000 for terminated Autobytel.Europe contracts. On March 28, 2002, Autobytel.Europe completed a recapitalization which reduced Autobytel’s ownership of Autobytel.Europe from 76.5% to 49%. As a result of the reduction in Autobytel’s ownership interest, Autobytel recorded a non-cash charge of $4,168 related to the partial disposition of its investment in Autobytel.Europe and Autobytel accounted for its investment in Autobytel.Europe under the equity method subsequent to March 28, 2002. At March 28, 2002, Autobytel reviewed its 49% investment in Autobytel.Europe and reduced the carrying amount to its estimated fair value. The impairment of the investment resulted in a non-cash charge of $11,015 to Autobytel. In September 2003, Autobytel received $2,152 from Autobytel.Europe as a partial return of capital. The return of capital did not change Autobytel’s ownership percentage interest in Autobytel.Europe’s net assets.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

On March 31, 2004, Autobytel adopted the provisions of FIN 46R and determined it was the primary beneficiary of Autobytel.Europe. As a result of adopting FIN46R, Autobytel consolidated Autobytel.Europe in its consolidated financial statements at December 31, 2004. As of December 31, 2004, the assets and liabilities of Autobytel.Europe was as follows:

As of December 31, 2004
Restricted international cash and cash equivalents	$9,053
Receivables	54
Other current assets	20
Property and equipment, net	1
Accounts payable	(86)
Accrued expenses	(178)
Minority interest	(4,521)

$4,343

Autobytel.Europe’s revenue and expenses are included in Autobytel’s consolidated results of operations beginning April 1, 2004. Total revenue for the year ended December 31, 2004 was $133.

5.    Acquisitions

Acquisition of Stoneage Corporation

On April 15, 2004, Autobytel acquired all of the outstanding common stock of Stoneage Corporation (Stoneage), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site. Stoneage was acquired to expand Autobytel’s market share of new car buyers, increase the number of purchase requests processed through Autobytel, and add retail and enterprise dealer relationships to Autobytel. The acquisition also added the Car.com finance request business to Autobytel. Autobytel believes that the combined assets will further position it as a leader in the internet automotive business services sector. These factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired from Stoneage Corporation, and as a result, Autobytel has recorded goodwill in connection with this transaction.

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

The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill in the amount of $42,845. Goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes. Intangible assets acquired consist of acquired technology at $200 which is amortized over an estimated useful life of 30 months, customer relationships at $3,575 which are amortized over an estimated useful life of three years and the Car.com domain name at $700 which is amortized over an estimated useful life of five years. To estimate the fair value of the customer relationships, an income approach was used with a discount rate of 27% which included an analysis of future cash flows and risks associated with achieving such cash flows. To estimate the fair value of the Car.com domain name, a market approach was used utilizing historical costs to acquire in 2002 and an adjustment factor of 70%. To estimate the fair value of acquired technology, a cost approach was used which involves estimating the programming hours required to construct a software application with equivalent functionality multiplied by the cost per hour for engineers and programmers.

Stoneage’s financial position and results of operations from the date of acquisition on April 15, 2004 have been included in the accompanying consolidated financial statements.

Acquisition of iDriveonline, Inc.

On April 9, 2004, Autobytel acquired all of the outstanding common stock of iDriveonline, Inc. (iDriveonline), now Retention Performance Marketing, Inc., a provider of customer loyalty and retention marketing programs for the automotive industry, in exchange for cash and common stock. The acquisition combines iDriveonline’s leading applications, including an online prospecting and retention tool, enhanced data

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

and segmentation tools, and improved dealer reporting capabilities with Autobytel’s existing customer retention program. Through this acquisition, Autobytel gained a meaningful presence in the automotive CRM marketplace. This is consistent with the Autobytel’s strategy of diversifying its revenue streams. These factors contributed to a purchase price in excess of fair market value of iDriveonline’s net tangible and intangible assets acquired, and as a result, Autobytel has recorded goodwill in connection with the transaction. The acquisition has been accounted for using the purchase method of accounting.

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

The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill in the amount of $11,022. Goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes. Intangible assets acquired consist of acquired technology at $400 which is amortized over an estimated useful life of 18 months and customer relationships at $600 which are amortized over an estimated useful life of three years. To estimate the fair value of the customer relationships, an income approach was used with a discount rate of 28% which included an analysis of future cash flows and risks associated with achieving such cash flows. To estimate the fair value of acquired technology, a cost approach was used which involves estimating the programming hours required to construct a software application with equivalent functionality multiplied by the cost per hour for engineers and programmers.

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

The amount of goodwill is subject to further adjustment as additional information regarding the fair value of the assets acquired and liabilities assumed becomes available. In accordance with SFAS No. 142, goodwill acquired in the AVV acquisition is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes. Intangible assets acquired consist of developed technology and customer relationships and are amortized over an estimated useful life of three years or less. To estimate the fair value of acquired technology, an income approach was used with a discount rate of 25% which included an analysis of future cash flows and risks associated with achieving such cash flows. To estimate the fair value of customer relationships, an income approach was used with a discount rate of 25% to 26% which included an analysis of future cash flows and risks associated with achieving such cash flows.

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

	Years Ended December 31,
	2004	2003
		(Restated)
Pro forma:
Revenue	$131,625	$114,058
Net income	$7,096	$7,208
Net income per share:
Basic	$0.17	$0.19
Diluted	$0.16	$0.18

6.    Acquired Intangible Assets

Intangible assets recorded as a part of the AVV, iDriveonline and Stoneage acquisitions are amortized over an estimated life of three years or less and consist of the following:

	As of December 31, 2004
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Amount
Developed technology	2 years	$820	$(289)	$—	$531
Customer relationships	3 years	4,375	(1,120)	(200)	3,055
Domain name	5 years	700	(99)	—	601

Total		$5,895	$(1,508)	$(200)	$4,187

	As of December 31, 2003
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	3 years	$220	$(43)	$177
Customer relationships	2 years	200	(62)	138

Total		$420	$(105)	$315

During the third fiscal quarter of 2004, a decline in business with certain key customers of Car.com, triggered an interim assessment by Autobytel to determine whether the fair values of intangible assets were less than their carrying values as of September 30, 2004. Autobytel estimated the undiscounted future net cash flows to be generated by these intangible assets to be less than their carrying amount of $200. The cash flow projections related to these intangible assets as of September 30, 2004 reflected the decline in business from these key customers. Autobytel then estimated the fair value of these intangible assets at $27. This resulted in an impairment loss of $173 and is included in general and administrative expenses in the consolidated statement of operations.

In December 2004, Autobytel commenced a patent infringement suit against a key customer of Car.com and subsequently suspended its relationship with this customer, triggering an interim assessment by Autobytel to determine whether the fair value of this customer relationship was less than the fair value as of December 31, 2004. Autobytel estimated the undiscounted future net cash flows to be generated by this relationship to be less than the carrying amount of $27. The cash flow projection related to this relationship as of December 31, 2004

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

reflected the suspension of this relationship. Autobytel then estimated the fair value of this relationship to be zero. This resulted in an impairment loss of $27 and is included in general and administrative expenses in the consolidated statement of operations.

Amortization expense for the years ended December 31, 2004 and 2003 was $1,403 and $105, respectively. Amortization expense related to acquired technology is classified as cost of revenues. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
2005	$1,912
2006	$1,579
2007	$515
2008	$140
2009	$41

7.    Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2004	2003
Computer software and hardware	$8,207	$5,840
Furniture and equipment	1,618	1,455
Automobile	152	—
Leasehold improvements	903	795

	10,880	8,090
Less—Accumulated depreciation and amortization	(7,491)	(5,952)

	$3,389	$2,138

Depreciation and amortization expense related to property and equipment was $1,616, $1,422 and $1,677 for the years ended December 31, 2004, 2003 and 2002, respectively.

8.    Goodwill

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

In future periods, if goodwill is determined to be impaired, Autobytel will recognize a non-cash charge equal to the excess of the carrying value over the fair value. There can be no assurance that future evaluations of goodwill will not result in impairment and a charge to earnings. The following summarizes the balance of goodwill:

	As of December 31,
	2004	2003
Autoweb	$8,367	$8,367
AVV	8,463	8,463
Stoneage	42,845	—
IDriveonline	11,022	—

	$70,697	$16,830

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

9.    Commitments and Contingencies

Operating Leases

Autobytel leases its facilities and certain office equipment under operating leases which expire on various dates through 2009. As of December 31, 2004, future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows:

Years Ending December 31,
2005	$1,167
2006	209
2007	209
2008	193
2009	144

$1,922

Rent expense was $1,529, $1,533 and $1,578 for the years ended December 31, 2004, 2003 and 2002, respectively.

Employment Agreements

As of December 31, 2004, Autobytel had agreements with Jeffrey A. Schwartz, the then current Chief Executive Officer and President and current Vice Chairman, Michael Schmidt, the then current Senior Vice President, Finance and current Executive Vice President and Chief Financial Officer, Ariel Amir, Executive Vice President and General Counsel, Andrew F. Donchak, Executive Vice President, and Richard Walker, the then current Executive Vice President, Corporate Development and Strategy and the current Executive Vice President and Chief Operating Officer. Under such agreements, in the event of termination without cause, Messrs. Amir, Donchak and Walker are entitled to payments of one year base salary, Mr. Schmidt is entitled to six months’ base salary and Mr. Schwartz is entitled to receive payments equal to three years base salary plus the average bonus of the two fiscal years prior to the year of termination. Messrs. Schwartz, Donchak, Walker and Amir are also entitled to additional severance payments in the event of termination within a specified time period of a change of control. The term of agreement of Mr. Schwartz expires on December 31, 2006. The agreements of Messrs. Walker and Amir provide for one year renewals. The agreements of Messrs. Schwartz, Donchak, Walker and Amir provide for a two year extension upon a change of control. In addition, their agreements provide for vesting of options upon a change of control. In addition, certain other officers are entitled to six months’ base salary in the event of a termination without cause. The agreements with Mr. Schwartz and Mr. Walker were amended and restated on April 27, 2005, the agreement with Mr. Schmidt was amended on May 30, 2005, and Autobytel entered into an agreement with Richard A. Post, the current Chief Executive Officer and President on April 27, 2005. (See Note 17.)

Litigation

On October 10, 2002, Morrison & Foerster LLP, a law firm that represented Autobytel, A.I.N., Inc. and Michael Gorun, former President of A.I.N., at various points in litigation, which was settled in 2002, filed an action entitled Morrison & Foerster LLP v. Autobytel.com Inc. et al. in the Santa Clara Superior Court against Autobytel, A.I.N. and Mr. Gorun asserting claims for damages for beach of contract for failure to pay legal fees and expenses plus interest accrued thereon in the aggregate amount of approximately $660. On July 15, 2003, Autobytel, A.I.N. and Morrison & Foerster LLP settled the matter described above. The settlement amount was paid in 2003.

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

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy. At this point, all but one of the issuer defendants that are not in bankruptcy have approved the revised settlement agreement, which has been submitted to the Court. The underwriter defendants will have an opportunity to object to the revised

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, Autobytel is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autobytel’s insurance coverage, or whether such damages would have a material impact on Autobytel’s results of operations, financial condition or cash flows in any future period.

Autobytel has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, Autobytel has not recorded a liability against these claims as of December 31, 2004.

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

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against Autobytel and certain of its current directors and current and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions are virtually identical, and purport to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that Autobytel misrepresented and omitted material facts with respect to its financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint seeks unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. Additional lawsuits asserting the same or similar claims may be filed as well. Autobytel intends to defend the claims vigorously. However, Autobytel cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on Autobytel’s results of operations, financial condition and cash flows. Autobytel has not recorded a liability against this claim as of December 31, 2004.

In addition, Autobytel’s directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to Autobytel, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to Autobytel, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning Autobytel’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Autobytel intends to defend this suit vigorously. However, Autobytel cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on Autobytel’s results of operations, financial condition and cash flows. Autobytel has not recorded a liability against this claim as of December 31, 2004.

From time to time, Autobytel is involved in other litigation matters arising from the normal course of its business activities. The actions filed against Autobytel and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect Autobytel’s business, results of operations, financial condition and cash flows.

10.    Issuance of Common Stock in Private Placement

On June 24, 2003, Autobytel completed the sale of 5,000,000 shares of common stock to six institutional investor groups in a private placement for gross proceeds of $27,000, or $5.40 per share. Net proceeds after transaction costs were $25,565.

11.    Retirement Savings Plan

Autobytel has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the 401(k) Plan.) The 401(k) Plan covers all employees of Autobytel who are over 21 years of age and have worked for Autobytel for at least three months. Under the 401(k) Plan, participating employees are allowed to defer up to 50% of their pretax salaries up to a maximum of $13 in 2004. Employees over the age of 50 were allowed to contribute an additional $3 in 2004. Autobytel contributions to the 401(k) Plan are discretionary. During 2004 and 2003, Autobytel contributed $648 and $431, respectively. In 2002, Autobytel contributed 137,150 shares of common stock and $44.

12.    Stockholders’ Equity

Preferred Stock

As of December 31, 2004, 11,445,187 shares of preferred stock with a $0.001 par value were authorized and undesignated. There were no shares of preferred stock issued or outstanding as of December 31, 2004.

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

In December 2001, the Board of Directors granted Performance Options to purchase 200,000 shares of common stock to Mr. Schwartz at an exercise price of $1.60 per share, which represented the fair market value on the date of grant. These options vest over a five-year period, but the vesting could be accelerated based on the performance of Autobytel’s common stock. The accelerated vesting schedule provides that the grants will vest if the average trading price of the common stock for any 60 consecutive trading days is equal to or exceeds $5.00. As of December 31, 2004, all of these Performance Options were vested. All other stock options granted under the 1998 Option Plan vest according to vesting schedules determined by the Board of Directors.

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

In August 2001, the Board of Directors granted Performance Options to purchase 250,000 shares of common stock to Mr. Schwartz at an exercise price of $0.90 per share, which represented the fair market value on the date of grant. These options vest over a seven year period, but the vesting could be accelerated based on the performance of Autobytel’s common stock. The accelerated vesting schedule provides that the grants will vest in six installments, each of the first and second installments being for 40,000 shares and each of the remaining installments covering 42,500 shares. One installment vests on each six month anniversary period if pre-established average trading prices of the common stock are achieved. These installments will vest if the average trading price exceeds $1.80, $2.70, $3.60, $4.50, $5.40 and $6.30, respectively, in the applicable period after the date of grant. As of December 31, 2004, all shares were vested. All other stock options granted under the 1999 Option Plan vest according to vesting schedules determined by the Board of Directors.

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

Amended and Restated 2001 Restricted Stock and Option Plan

On February 25, 2003, the Board of Directors approved the Amended and Restated 2001 Restricted Stock and Option Plan, which was approved by stockholders on June 25, 2003 (the Restricted Plan). The Restricted

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Plan allows for the granting of restricted stock, deferred share awards, stock options and stock appreciation rights to selected directors, officers, employees, consultants or other service providers of Autobytel. Autobytel has reserved 1,500,000 shares under the Restricted Plan. The Restricted Plan prohibits anyone from receiving awards for more than 400,000 shares per year. The Board may grant awards that vest immediately or based on future conditions. The Board has the discretionary authority to impose, in agreements, such restrictions on shares of common stock issued pursuant to restricted stock awards under the Restricted Plan as it may deem appropriate or desirable, including but not limited to the authority to impose a right of first refusal or to establish repurchase rights or both of these restrictions. Any repurchase right of Autobytel lapses on consummation of a change of control. Options may be either incentive stock options or nonqualified stock options. The per share exercise price of an incentive stock option shall not be less than 100% of the fair market value of a share on the date the option is granted (110% in the case of a grant to a ten-percent stockholder). The per share exercise price of a nonqualified stock option shall not be less than 85% of the fair market value of a share on the date the option is granted. No option shall be exercisable after the expiration of ten years from its grant date (five years in the case of an incentive stock option granted to a ten-percent stockholder). Options granted to optionees who are not directors, officers, or consultants must become exercisable at a rate no longer than 20% per year for five years from the grant date. Except as described below and as provided in the Restricted Plan, participants will not have any rights in the event that Autobytel is sold, merged, or otherwise reorganized. Unless the award agreement provides differently or unless any party to the merger, consolidation, or sale or transfer of Autobytel assets assumes Autobytel’s obligations with respect to awards under the Restricted Plan, the unvested portion of awards will become immediately vested upon any merger (other than a merger in which Autobytel is the surviving entity and the terms and number of outstanding shares remain unchanged as compared to the terms and number of outstanding shares prior to the merger), consolidation, or sale or transfer of Autobytel assets.

As of December 31, 2004, there were no outstanding shares of common stock under the Restricted Plan.

2004 Restricted Stock and Option Plan

Autobytel’s 2004 Restricted Stock and Option Plan (the “2004 Plan”) was adopted by the board of directors on March 2, 2004, and approved by the stockholders on June 24, 2004. The 2004 Plan provides that an aggregate of 2,700,000 shares of Autobytel’s common stock are available to be awarded to Autobytel’s directors, officers, employees, consultants, or other service providers in the form of restricted shares, restricted units, deferred shares, options, SARs, and performance units; provided, that the maximum number of shares that can be awarded in the form of restricted shares, restricted units, deferred shares, or performance awards cannot exceed 200,000 shares. The 2004 Plan prohibits anyone from receiving an award of more than 500,000 shares of Autobytel’s common stock during any one calendar year, or 1,000,000 shares of Autobytel’s common stock during the term of the 2004 Plan. In addition, the 2004 Plan prohibits anyone from receiving performance units in any performance period (which shall not be less than one fiscal year) in excess of $2,500 in cash. The Board may grant awards that vest immediately or based on future conditions. The Board has the discretionary authority to impose certain restrictions on awards, including repurchase rights in favor of Autobytel. The per share exercise price of both incentive and nonstatutory stock options shall not be less than 100% of the fair market value of a share on the date the option is granted (110% in the case of a grant to a ten-percent stockholder). No option shall be exercisable after the expiration of ten years from its grant date (five years in the case of an incentive stock option granted to a ten-percent stockholder). Options granted to optionees who are not directors, officers, or consultants must become exercisable at a rate no longer than 20% per year for five years from the grant date. Unless the award agreement provides differently or unless any party to the merger, consolidation, or sale or transfer of Autobytel assets assumes Autobytel’s obligations with respect to awards under the 2004 Plan, the unvested portion of awards will become immediately vested upon any merger (other than a merger in which Autobytel is the surviving entity and the terms and number of outstanding shares remain unchanged as compared

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

to the terms and number of outstanding shares prior to the merger), consolidation, or sale or transfer of Autobytel assets. Unless the award agreement provides differently, upon any liquidation or dissolution of Autobytel as provided in the 2004 Plan, all of the rights to any portion of unvested awards will end, and the awards will be canceled at the time of the liquidation or dissolution unless the relevant dissolution or liquidation plan provides otherwise.

As of December 31, 2004, 1,780,000 shares were available for award under the 2004 Plan.

Outstanding Stock Options and Stock Option Activity

A summary of Autobytel’s outstanding stock options as of December 31, 2002, 2003 and 2004 and activity during the years then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	6,666,040	$7.19
Granted	1,959,020	2.57
Exercised	(98,295)	1.66
Forfeited	(2,938,589)	9.19

Outstanding at December 31, 2002	5,588,176	4.45
Granted	3,304,500	5.82
Exercised	(789,759)	3.56
Forfeited	(438,247)	4.86

Outstanding at December 31, 2003	7,664,670	4.96
Granted	2,060,000	10.79
Exercised	(1,269,698)	3.23
Forfeited	(621,750)	8.17

Outstanding at December 31, 2004	7,833,222	$6.52

The fair value of each option granted through December 31, 2004 is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (1) no dividend yield, (2) volatility of 68.56%, 78.55% and 92.73% for the years ended December 31, 2004, 2003 and 2002, respectively, (3) weighted-average risk-free interest rate of approximately 2.592%, 2.149% and 3.82% for the years ended December 31, 2004, 2003 and 2002, respectively, and (4) a weighted-average expected life of 3.5 years, 3.7 years and 5.0 years for the years ended December 31, 2004, 2003 and 2002, respectively.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.90 – $1.88	929,792	6.7	$1.29	928,791	$1.29
$1.96 – $2.88	1,426,895	7.4	2.53	1,325,294	2.53
$3.00 – $4.50	894,550	8.0	3.06	657,925	3.06
$5.25 – $5.87	140,000	6.0	5.32	132,221	5.29
$6.02 – $6.35	1,100,000	8.5	6.32	299,997	6.30
$6.50 – $7.60	353,560	8.5	7.17	136,117	7.13
$8.23 – $8.65	346,821	9.0	8.25	165,991	8.24
$8.80 – $9.49	1,243,209	9.5	8.95	178,211	9.20
$10.12 – $11.46	261,476	8.7	10.90	113,621	10.95
$12.38 – $13.20	322,274	3.9	13.18	305,274	13.20
$13.87 – $19.35	747,065	9.1	14.11	8,565	14.99
$24.28 – $25.33	67,580	4.8	24.43	67,580	24.43

$0.90 – $25.33	7,833,222	8.0	$6.52	4,319,587	$4.67

Weighted-average number of options and exercise price during 2003	7,664,670	7.5	$4.96	4,097,985	$4.78

Weighted-average number of options and exercise price during 2002	5,220,506	7.1	$4.45	3,133,686	$6.37

As of December 31, 2004, 2,630,739 stock options were available for grant under Autobytel’s stock option plans.

Stock-Based Compensation

From January to March 1999, Autobytel granted stock options to purchase 388,236 shares of common stock under the 1999 Stock Option Plan. These stock options were granted to employees and directors at exercise prices of $13.20 and $16.00 per share which were below the fair market value at the date of grant. In relation to these grants, Autobytel recognized non-cash compensation expense of approximately $1,718 ratably over the vesting term of one to four years. Compensation expense of approximately $51 and $20 was recognized as operating expense in 2003 and 2002.

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

During the years ended December 31, 2004, 2003 and 2002, 69,640, 90,223 and 128,020 shares of common stock were issued under the Purchase Plan, respectively.

Preferred Shares Purchase Rights Plan

In July 2004, Autobytel’s Board of Directors approved the adoption of a stockholder rights plan under which all stockholders of record as of August 10, 2004 received rights to purchase shares of Series A Junior Participating Preferred Stock. The rights were distributed as a non-taxable dividend and will expire July 30, 2014.

The rights will be exercisable only if a person or group acquires 15% or more of the common stock of Autobytel or announces a tender offer for 15% or more of the common stock. If a person or group acquires 15% or more of the common stock, all rightholders, except the acquiror, will be entitled to acquire at the then exercise price of a right that number of shares of Autobytel’s common stock which at the time will have a market value of two times the exercise price of the right. Under certain circumstances, all rightholders, other than the acquiror, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which at the time will have a market value of two times the exercise price of the right. The initial exercise price of a right is sixty five dollars.

The Board of Directors may terminate the rights plan at any time or redeem the rights prior to the time a person or group acquires more than 15% of Autobytel’s common stock.

13.    Accrued Liability for Restructuring and Other Charges

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

As of December 31, 2004, the remaining accrued liabilities related to the 2002 restructuring charges were $74. Autobytel expects the remaining charges to be paid in 2005. The remaining accrued liabilities related to the 2002 charges as of December 31, 2004 were as follows:

	Domestic Restructuring Charges
	Lease Obligation	Compensation	Total
Total charges	$552	$217	$769
Cash payments	(108)	(217)	(325)

December 31, 2002, accrued liability balance	444	—	444
Cash payments	(186)	—	(186)

December 31, 2003 accrued liability balance	258	—	258
Cash payments	(184)	—	(184)

December 31, 2004 accrued liability balance	$74	$—	$74

14.    Other Income (Expense)

In 2003, Autobytel recorded $763 in other income after the negotiated settlement of an outstanding note receivable and compensation liability with a former Autoweb employee.

15.    Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

	2004	2003	2002
Current:
Federal	$—	$—	$—
State	430	8	6

	430	8	6

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total income tax provision	$430	$8	$6

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004	2003	2002
Tax provision at U.S. federal statutory rates	35.0%	35.0%	(35.0)%
State taxes	4.4	—	—
Non-deductible permanent items	1.9	1.0	—
Change in federal valuation allowance	(34.4)	(35.9)	35.0

	6.9%	0.1%	—%

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$467	$862
Accrued liabilities	1,243	660
Net operating loss carryforwards	16,157	13,003
Tax credits	1,151	1,151
Fixed assets	336	696
Intangible assets	6,299	7,259
Other	166	2,785

Total gross deferred assets	25,819	26,416
Deferred tax liabilities associated with acquired intangible assets	(1,935)	—
Valuation allowance	(23,884)	(26,416)

Net deferred income taxes	$—	$—

At December 31, 2004, we had recorded a valuation allowance of $23,884 on Autobytel’s net deferred tax assets. Based on the weight of available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized.

At December 31, 2004, we had federal and state net operating loss carryfowards of approximately $43,000 and $18,200, respectively. A portion of these net operating losses are subject to an annual limitation of approximately $495 per year. The federal and state net operating losses begin to expire in 2010 and 2006, respectively. Approximately $10,800 and $5,000, respectively, of the federal and state net operating loss carryforwards were incurred by subsidiaries prior to the date of our acquisition of such subsidiaries. Autobytel established a valuation allowance of $4,065 at the date of acquisitions related to these subsidiaries. Accordingly, the tax benefits associated with the realization of such net operating losses will be credited to goodwill if realized. In addition, approximately $11,500 of the federal and state net operating losses relate to stock option deductions. Therefore, to the extent that the valuation allowance is reduced in the future, approximately $4,500 of the benefit will be credited to stockholder’s equity rather than to income tax benefit.

At December 31, 2004 Autobytel had federal and state tax credit carryforwards of $682 and $469, respectively, which begin to expire in 2013.

16.     Related Party Transactions

Consulting Agreement

Autobytel and Robert Grimes, a current director and a former Executive Vice President of Autobytel, are parties to a consulting services agreement dated April 1, 2000. The agreement was extended through September 30, 2004 and then on a month to month basis until notice of termination by either party. During the term of the consulting agreement, Mr. Grimes will receive $50 per year payable on a monthly basis and a $2.5 monthly office expense allowance. These costs are included in product and technology development expenses in the consolidated statements of operations. Mr. Grimes will make himself available to the executive

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

officers of Autobytel for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships. Autobytel may terminate the agreement upon Mr. Grimes’ breach of contract. If Mr. Grimes’ agreement is terminated without breach, Mr. Grimes is entitled to either a pro rated or a lump sum payment equal to the salary that would have been received by Mr. Grimes if he had remained a consultant for the remaining balance of the term. In the event of death or disability, Autobytel will pay to Mr. Grimes or his successors and assigns the amount that Mr. Grimes would have received for the remainder of the term of the agreement. Through April 30, 2003, Mr. Grimes was entitled to participate in all of Autobytel’s employee welfare benefit plans at Autobytel’s expense, which amounted to $2 for the year ended December 31, 2003.

17.    Subsequent Events.

Resignation of Principal Accounting Officer

Effective April 1, 2005, Matthew McDowell, Autobytel’s Vice President and Controller and principal accounting officer, resigned as an employee of Autobytel. Michael F. Schmidt, Autobytel’s Chief Financial Officer, assumed the functions of principal accounting officer, pending appointment of a Controller.

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

In connection with the appointment of Michael Schmidt to the position of Executive Vice President and Chief Financial Officer, on May 30, 2005, Autobytel and Mr. Schmidt amended and restated the March 9, 2004 letter agreement between Mr. Schmidt and Autobytel in an Employment Agreement (as amended and restated, the “Schmidt Employment Agreement”).

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

In the event of a change of control during the term of his employment or at any time during the six month period following such term, Mr. Schmidt is entitled to a lump sum payment equal to two times the sum of his annual base salary plus a bonus of 50% of annual base salary, so long as Mr. Schmidt agrees, if requested, to continue with us or any successor for no longer than six months after the change of control. If Mr. Schmidt’s compensation is deemed to be parachute payments under the Internal Revenue Code, then Autobytel has agreed to make additional payments to him to compensate for his additional tax obligations.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Mr. Schmidt will also be granted stock options to purchase 150,000 shares of our common stock, which shall vest, as to 50,000 of the options, on the one year anniversary of the date of grant, and thereafter 4,166 of the options shall vest on each monthly anniversary of the date of grant, provided that the vesting of such options shall accelerate upon a change of control.

Costs Associated Facility Closure

On April 19, 2005, Autobytel took steps to commit itself to integrate the business operations of its customer loyalty and retention marketing program, Retention Performance Marketing, with its customer lead management product, WebControl, (the “ Integration”). Autobytel determined to proceed with the Integration in order to increase efficiency and respond to market demand for integrated customer relationship management solutions. As part of the Integration, Autobytel intends to close its Houston office and to move the operations of such office to its offices in Irvine, California and/or Westerville, Ohio. Certain employees in the Houston office may relocate to Autobytel’s offices in Irvine, California and/or Westerville, Ohio. Autobytel expects to complete the Integration by December 31, 2005. Autobytel estimates that the total expenses relating to the Integration, primarily consisting of retention, severance and relocation costs, will be between $175 and $300.

Resolution of Contract Dispute

In May 2005, Autobytel incurred $1,100 in expense relating to the resolution of a contract dispute whereby parties to a certain contract alleged that Autobytel breached certain representations and warranties in connection with a contract entered into by Autobytel. The alleged breach was triggered by Autobytel’s announcement on November 15, 2004 that it expected to restate its consolidated financial statements for the second, third, and fourth quarters of 2003, the full 2003 fiscal year and the first and second fiscal quarters 2004, relating to credits issued to customers that were inappropriately reversed and recognized as revenue during the four fiscal quarters ended March 31, 2004, and outstanding checks issued by Autobytel that were voided and the corresponding obligations inappropriately reversed and recorded as an increase in revenue or a reduction of expenses primarily in the second fiscal quarter of 2003. For more details on Autobytel’s restatement, see Note 3.

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

18.    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for Autobytel, including AVV, iDriveonline and Stoneage from the date of acquisition on June 4, 2003, April 9, 2004 and April 15, 2004, respectively, is as follows: See Note 3 for details of restatement.

	Three Months Ended
	December 31, 2004	September 30, 2004
Revenue	$34,043	$32,453
Income from operations	875	3,094
Net income	966	3,209
Basic net income per share	$0.02	$0.08
Diluted income per share	$0.02	$0.07

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	Restated June 30, 2004	As Previously Reported June 30, 2004	Restated March 31, 2004	As Previously Reported March 31, 2004
Revenue	$31,122	$31,515	$24,618	$24,757
Income from operations	965	1,139	602	1,931
Net income	986	1,265	676	2,065
Basic net income per share	$0.02	$0.03	$0.02	$0.05
Diluted income per share	$0.02	$0.03	$0.02	$0.05

	Three Months Ended
	Restated December 31, 2003	As Previously Reported December 31, 2003	Restated September 30, 2003	As Previously Reported September 30, 2003
Revenue	$23,951	$23,930	$22,772	$23,039
Income from operations	2,794	2,786	1,731	1,554
Net income	3,721	3,764	1,843	1,666
Basic net income per share	$0.10	$0.10	$0.05	$0.04
Diluted income per share	$0.09	$0.09	$0.05	$0.04

	Three Months Ended
	Restated June 30, 2003	As Previously Reported June 30, 2003	Restated March 31, 2003	As Previously Reported March 31, 2003
Revenue	$21,529	$21,721	$20,142	$20,253
Income from operations	387	1,052	477	748
Net income	224	1,122	539	868
Basic net income per share	$0.01	$0.04	$0.02	$0.03
Diluted income per share	$0.01	$0.03	$0.02	$0.03

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

	Years Ended December 31,
	2004	2003	Restated 2002
Allowance for bad debts:
Beginning balance	$814	$1,912	$3,681
Deconsolidation of Autobytel.Europe	—	—	(1,335)
Additions (reversals)	303	(568)	1,220
Write-offs	(435)	(530)	(1,654)

Ending balance	$682	$814	$1,912

Allowance for customer credits:
Beginning balance	$950	$2,302	$3,151
Additions	1,969	636	7,422
Write-offs	(2,564)	(1,988)	(8,271)

Ending balance	$355	$950	$2,302

See Note 3 for details of restatement.

EXHIBIT INDEX

Number	Description	Sequentially Numbered Page

2.1

Agreement and Plan of Merger dated October 14, 1999, entered into among Autobytel Inc. (formerly autobytel.com inc. (“Autobytel”)), Autobytel Acquisition II Corp., A.I.N. Corporation, and shareholders of A.I.N. Corporation is incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2000 (the “February 2000 8-K”) (File No. 333-70621)

2.2

Amendment to Agreement and Plan of Merger dated January 25, 2000, entered into among Autobytel, Autobytel Acquisition II Corp., A.I.N. Corporation, and shareholders of A.I.N. Corporation is incorporated herein by reference to Exhibit 2.2 of the February 2000 8-K

2.3

Amendment No. 2 to Agreement and Plan of Merger dated February 14, 2000, entered into among Autobytel, Autobytel Acquisition II Corp., A.I.N. Corporation, and shareholders of A.I.N. Corporation is incorporated herein by reference to Exhibit 2.3 of the February 2000 8-K

2.4

Composite Conformed Acquisition Agreement, dated as of April 11, 2001 by and among Autobytel, Autobytel Acquisition I Corp. and Autoweb.com, Inc. (“Autoweb”), is incorporated herein by reference from Annex A to the Proxy Statement/Prospectus included as a part of Amendment No. 1 (filed on July 17, 2001) to the Registration Statement on Form S-4. (File No. 333-60798) originally filed with the SEC on May 11, 2001 and declared effective (as amended) on July 18, 2001 (File No. 333-60798) (the “S-4 Registration Statement”)

2.5

Acquisition Agreement, dated as of June 4, 2003, among Autobytel, Autobytel Acquisition, Inc., and Applied Virtual Vision, Inc. and its shareholders is incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K filed with the SEC on June 5, 2003

2.6

Acquisition Agreement, dated as of April 7, 2004, among Autobytel, Autobytel Lonestar Corp., iDriveonline, Inc. and the shareholders of iDriveonline, Inc. is incorporated herein by reference to Exhibit 2.2 of the Current Report on Form 8-K/A filed with the SEC on June 28, 2004 (the “June 2004 8-K/A”).

2.7

Acquisition Agreement, dated as of April 15, 2004, among Autobytel, Autobytel Bedrock Corp., Stoneage Corporation and former and then current shareholders of Stoneage Corporation is incorporated herein by reference to Exhibit 2.1 of the June 2004 8-K/A.

3.1

Fifth Amended and Restated Certificate of Incorporation of Autobytel certified by the Secretary of State of Delaware (filed December 14, 1998 and amended March 1, 1999) is incorporated herein by reference to Exhibit 3.1 of Amendment No. 2 (filed on March 5, 1999) to Autobytel’s Registration Statement on Form S-1 (File No. 333-70621) originally filed with the SEC on January 15, 1999 and declared effective (as amended) on March 25, 1999 (the “S-1 Registration Statement”)

3.2

Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended June 30, 1999 filed with the SEC on August 12, 1999

3.3

Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel is incorporated herein by reference to Exhibit 3.3 of Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002 (the “2001 10-K”)

Number	Description	Sequentially Numbered Page

3.4	Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended September 30, 2000 filed with the SEC on November 13, 2000

3.5

Amendment No. 1 to Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended September 30, 2001 filed with the SEC on November 14, 2001 (the “September 2001 10-Q”)

3.6

Amendment No. 2 to Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended March 31, 2002 filed with the SEC on May 14, 2002 (the “March 2002 10-Q”)

4.1	Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the September 2001 10-Q

4.2

Amended and Restated Investors’ Rights Agreement dated October 21, 1997 as amended from time to time, between Autobytel and the Investors named in Exhibit A thereto is incorporated herein by reference to Exhibit 4.2 of the S-1 Registration Statement

4.3

Rights Agreement, dated as of July 30, 2004, between Autobytel and U.S. Stock Transfer Corporation is incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 2, 2004 (the “August 2004 8-K”).

4.4	Form of Rights Certificate (included as Exhibit to Exhibit 4.3) incorporated herein by reference to Exhibit 99.3 of the August 2004 8-K.

10.1	Form of Indemnification Agreement between Autobytel and its directors and officers is incorporated herein by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2

Letter agreement dated July 28, 2000 between Autobytel and Andrew F. Donchak is incorporated herein by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the SEC on March 29, 2001 (the “2000 10-K”)

10.3	Employment Agreement, dated as of April 1, 2002 between Ariel Amir and Autobytel is incorporated herein by reference to Exhibit 10.6 of the March 2002 10-Q

10.4	1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to the S-1 Registration Statement filed with the SEC on February 9, 1999 (the “S-1 Amendment”)

10.5	autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit 10.8 of the S-1 Amendment

10.6	autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.30 of the S-1 Amendment

10.7

autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Registration Statement filed on Form S-8 (File No. 333-90045) filed with the SEC on November 1, 1999

10.8

Amendment No. 1 to the autobytel.com inc. 1998 Stock Option Plan dated September 22, 1999 is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the Quarter Ended September 30, 1999 filed with the SEC on November 12, 1999

10.9

Amendment No. 1 to the autobytel.com inc. 1999 Stock Option Plan, dated September 22, 1999 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended September 30, 1999 filed with the SEC on November 12, 1999

10.10	Form of Autobytel Dealer Agreement, including Pre-Owned Cyberstore program is incorporated herein by reference to Exhibit 10.15 of the 2001 10-K

Number	Description	Sequentially Numbered Page

10.11	Separation Agreement dated as of December 14, 2001 between Autobytel and Mark Lorimer is incorporated herein by reference to Exhibit 10.18 of the 2001 10-K

10.12	Separation Agreement dated as of January 17, 2002 between Autobytel and Dennis Benner is incorporated herein by reference to Exhibit 10.19 of the 2001 10-K

10.13	Form of Autoweb General Dealer Agreement is incorporated herein by reference to Exhibit 10.20 of the 2001 10-K

10.14	1996 Stock Option Plan and related agreements are incorporated herein by reference to Exhibit 10.5 of the S-1 Amendment

10.15	1996 Stock Incentive Plan and related agreements are incorporated herein by reference to Exhibit 10.6 of the S-1 Amendment

10.16	Form of Autobytel Gold Term Services Agreement is incorporated herein by reference to Exhibit 10.35 of the form 10-K for the Year Ended December 31, 1999 filed with the SEC on March 23, 2000

10.17	Form of CarSmart.com Internet Marketing Agreement is incorporated herein by reference to Exhibit 10.26 of the 2001 10-K

10.18	autobytel.com inc. Retirement Savings Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-33038) with the SEC on June 15, 2000

10.19	autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-39396) with the SEC on June 15, 2000

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

10.22	Autoweb 1997 Stock Option Plan is incorporated herein by reference to Exhibit 4.4 of the August 2001 S-8

10.23	Autoweb 1999 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 4.5 of the August 2001 S-8

10.24	Autoweb 1999 Directors Stock Option Plan is incorporated herein by reference to Exhibit 4.6 of the August 2001 S-8

10.25

Amendment No. 1 to the Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(2) of Schedule TO filed with the SEC on December 14, 2001 (the “Schedule TO”)

10.26	Amendment No. 2 to the autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(5) of the Schedule TO

10.27	Amendment No. 2 to the autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) of the Schedule TO

10.28	Amendment No. 1 to the autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(10) of the Schedule TO

10.29	Amendment No. 1 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(12) of the Schedule TO

Number	Description	Sequentially Numbered Page

10.30	Amendment No. 2 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 10.46 of the 2001 10-K

10.31	Form of Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(13) of the Schedule TO

10.32	Form of Stock Option Agreement pursuant to autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(14) of the Schedule TO

10.33	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(15) of the Schedule TO

10.34	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(16) of the Schedule TO

10.35	Form of Stock Option Agreement pursuant to autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(17) of the Schedule TO

10.36	Form of Performance Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(18) of the Schedule TO

10.37	Form of Non-employee Directors Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(19) of the Schedule TO

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

10.43

Letter Agreement, dated October 1, 2002, between Andrew Donchak and Autobytel is incorporated herein by reference to Exhibit 10.51 of the Form 10-K for the Year Ended December 31, 2002 filed with the SEC on March 27, 2003 (the “2002 10-K”)

10.44	First Amendment, dated as of October 1, 2002, between Hoshi Printer and Autobytel is incorporated herein by reference to Exhibit 10.52 of the 2002 10-K

10.45	Letter Agreement, dated January 21, 2003, between Richard Walker and Autobytel is incorporated herein by reference to Exhibit 10.54 of the 2002 10-K

10.46	Form of Dealer Agreement is incorporated herein by reference to Exhibit 10.56 of the 2002 10-K

10.47	Letter agreement, dated March 10, 2003, between Autobytel and Robert Grimes is incorporated herein by reference to Exhibit 10.57 of the 2002 10-K

Number		Description	Sequentially Numbered Page

10.48

Letter agreement, dated July 1, 2003 between Autobytel and Richard Walker is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended September 30, 2003 filed with the SEC on November 13, 2003

10.49

2003 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement filed on Form S-8 (File No. 333-107525) with the SEC on July 31, 2003

10.50

Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.7 of Post-Effective Amendment to Registration Statement filed on Form S-8 (File No. 333-67692) with the SEC on July 31, 2003

10.51

Form of Subscription Agreement, dated June 20, 2003, between Autobytel and private investors is incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-3 (File No. 333-107152) filed with the SEC on July 18, 2003

10.52

First Amendment to Employment Agreement, dated December 19, 2003 between Ariel Amir and Autobytel is incorporated herein by reference to Exhibit 10.52 of the Form 10-K for the Year Ended December 31, 2003 filed with the SEC on March 15, 2004 (the “2003 10-K”)

10.53		Employment Agreement, dated December 4, 2003 between Jeffrey Schwartz and Autobytel is incorporated herein by reference to Exhibit 10.53 of the 2003 10-K

10.54

Letter agreement, dated March 31, 2004, between Autobytel and Robert S. Grimes is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended March 31, 2004 filed with the SEC on May 7, 2004.

10.55

Form of Outside Director Stock Option Agreement under the Autobytel 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 3, 2004 (the “November 2004 8-K”).

10.56		Form of Outside Director Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.2 of the November 2004 8-K.

10.57

Autobytel Inc. 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement filed on Form S-8 (File No. 333-116930) with the SEC on June 28, 2004 (the “2004 S-8”).

10.58		Form of Employee Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.9 of the 2004 S-8.

10.59	*	Stock Option Agreement, dated September 21, 2004, between Autobytel and Andrew Donchak.

10.60	*	Stock Option Agreement, dated September 21, 2004, between Autobytel and Hoshi Printer.

10.61	*	Stock Option Agreement, dated September 21, 2004, between Autobytel and Ariel Amir.

10.62	*	Stock Option Agreement, dated September 21, 2004, between Autobytel and Richard Walker.

10.63	*	Severance Agreement and General Release, dated January 7, 2005 between Autobytel and Hoshi Printer.

10.64	*	Letter agreement, dated March 9, 2004 between Autobytel and Michael F. Schmidt.

10.65	*	Form of Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan.

Number	Description	Sequentially Numbered Page

10.66*	Form of Autobytel Inc. Dealer Agreement.

10.67*	Form of Autoweb.com, Inc. Dealer Agreement.

21.1*	Subsidiaries of Autobytel

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Manheim Auctions

24.1*	Power of Attorney (reference is made to the signature page)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated May 31, 2005

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated May 31, 2005

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 31, 2005

*	Filed herewith.