Form 10-Q
period 2005-03-31
AUTOBYTEL  INC
filed 2005-05-31
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

EXPLANATORY NOTE

In addition to providing financial and other information for our fiscal quarter ended March 31, 2005, we are filing this Quarterly Report on Form 10-Q to restate our consolidated financial statements for the fiscal quarter ended March 31, 2004, as discussed in Note 3 to our consolidated financial statements. Our previously released financial statements for this period should not be relied upon.

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

Independent counsel to the Audit Committee of the Board of Directors and the forensic accountants retained by such outside counsel have also identified internal control deficiencies, and have suggested changes, some of which we have begun to implement and others of which we intend to implement during the course of 2005, to our internal controls which are designed to remediate the deficiencies described in Management’s Report on Internal Control Over Financial Reporting set forth on page F-2 in our Annual Report on Form 10-K for the year ended December 31, 2004. Management has reviewed the internal control deficiencies with the Audit Committee of the Board of Directors, has discussed them with our independent registered public accounting firm, PricewaterhouseCoopers LLP, and has advised the Audit Committee that the deficiencies are indicative of material weaknesses in our internal control over financial reporting.

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

The restatement of the consolidated financial statements for the first fiscal quarter of 2004 is reflected in this Quarterly Report on Form 10-Q, and principally make adjustments relating to the items set forth below, in addition to the adjustments related to customer credits and outstanding checks described above.

Revenue adjustments:

•	Certain revenue generated from the delivery of purchase requests for vehicles was inappropriately recognized in the first and second fiscal quarters of 2004;

•	Advertising credits earned by customers in the first and second fiscal quarters of 2004 were not recorded as a reduction of advertising revenue in the period earned by the customers and delivery or payment of these credits in subsequent periods was inappropriately recorded as a decrease in advertising revenue;

•	Inappropriate classification of revenue between lead fees and customer relationship management services revenue in the first and second fiscal quarters of 2004;

•	Website advertising revenue earned in the first and second fiscal quarters of 2004 that was not recognized in such periods;

•	Inappropriate recognition of revenue in the second fiscal quarter of 2004 for advertising services;

•	Inappropriate recognition of revenue during the four fiscal quarters ended June 30, 2004 relating to delivery of purchase requests to two customers; and

•	Inappropriate recognition of certain revenue from a multiple element arrangement in the first and second fiscal quarters of 2004.

Expense adjustments:

•	Credits issued to customers that were inappropriately reversed and recorded as a reduction of sales and marketing expense during 2002 and 2003 in connection with the cessation of operations of certain subsidiaries;

•	Expense provisions for our participation at an annual trade show that were inappropriately recorded throughout the annual fiscal period preceding the first fiscal quarter of the following annual fiscal period in which the trade show took place;

•	Inappropriate accrual of advertising costs in 2002 that was derecognized and recorded as a reduction of advertising expense in the first fiscal quarter of 2004;

•	Franchise tax expense was over-estimated in the first and second fiscal quarters of 2004;

•	Inappropriate accruals of subscription costs in 2003 that were subsequently derecognized and recorded as a reduction of sales and marketing expense in the first fiscal quarter of 2004;

•	Excess accrual of medical costs that should not have been recognized in 2002, but which was inappropriately derecognized and partially recorded as a reduction of online advertising costs in 2003, with the remaining excess recorded as a reduction of compensation costs in the first fiscal quarter of 2004;

•	Accrued liabilities that were prematurely derecognized and recorded as a reduction of expenses in the first fiscal quarter of 2004;

•	Inappropriate accrual of commissions expense in 2002;

•	Inappropriate excess accrual of commissions expense in 2003 that was derecognized and recorded as a reduction of commissions expense in the first fiscal quarter of 2004;

•	State income tax expenses were not recorded during the first and second fiscal quarters of 2004. The state tax expenses relate to two states where subsidiaries operate on a profitable basis;

•	The equity method of accounting was inappropriately applied for our investment in Autobytel.Europe; and

•	A series of loans made by Autobytel.Europe was inappropriately recorded at cost instead of net realizable value.

The restatements of the consolidated financial statements for the full 2002 and 2003 fiscal years are reflected in the Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”). The restatements of the consolidated financial statements for the second fiscal quarter of 2003 and the second fiscal quarter of 2004 are reflected in an amendment to the Form 10-Q for the fiscal quarter ended June 30, 2004 (the “Form 10-Q/A”). The restatement of the consolidated financial statements for the third fiscal quarter of 2003 is reflected in the Form 10-Q for the fiscal quarter ended September 30, 2004 (the “September 10-Q”).

Concurrently with the filing of this Quarterly Report on Form 10-Q, we are filing with the SEC the Form 10-K, the September 10-Q, and the Form 10-Q/A. No amendments have been or will be made to our Annual Reports on Form 10-K for the fiscal years 2002 or 2003, or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, or March 31, 2004, as all relevant changes have been reflected in this Quarterly Report on Form 10-Q, the Form 10-K, the Form 10-Q/A, and the September 10-Q. Our previously filed Annual Reports on Form 10-K for the fiscal years ended 2002 and 2003, and our previously filed Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2002, June 30, 2002, September 30, 2002, March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, and June 30, 2004 should not be relied upon.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2005	December 31, 2004
Current assets:
Domestic cash and cash equivalents	$25,180	$24,287
Restricted international cash and cash equivalents	9,053	9,053
Short-term investments	15,000	16,500
Accounts receivable, net of allowances for bad debts and customer credits of $1,247 and $1,037, respectively	18,665	17,920
Prepaid expenses and other current assets	2,172	2,344

Total current assets	70,070	70,104
Long-term investments	12,000	12,000
Property and equipment, net	3,407	3,389
Capitalized internal use software, net	120	225
Goodwill	70,697	70,697
Acquired intangible assets, net	3,688	4,187
Other assets	111	115

Total assets	$160,093	$160,717

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,860	$5,812
Accrued expenses	8,314	7,990
Current portion of deferred revenues	4,026	4,029
Accrued domestic restructuring	27	74
Other current liabilities	2,140	2,216

Total current liabilities	22,367	20,121
Long-term deferred revenues	4	8

Total liabilities	22,371	20,129
Minority interest	4,530	4,521

Commitments and contingencies (Note 7.)

Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,905,848 shares issued and outstanding for both periods	42	42
Additional paid-in capital	282,287	282,287
Accumulated other comprehensive income	2,034	2,099
Accumulated deficit	(151,171)	(148,361)

Total stockholders’ equity	133,192	136,067

Total liabilities, minority interest and stockholders’ equity	$160,093	$160,717

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenues	$33,328	$24,618

Costs and expenses:
Cost of revenues	13,387	10,525
Sales and marketing	8,082	6,085
Product and technology development	6,071	4,360
General and administrative	8,328	3,019
Amortization of acquired intangible assets	460	27

Total costs and expenses	36,328	24,016

Income (loss) from operations	(3,000)	602
Interest income	349	186
Loss in equity investees	—	(84)
Other income	2	1
Minority interest	(17)	—

Income (loss) before income taxes	(2,666)	705
Provision for income taxes	(144)	(29)

Net income (loss)	$(2,810)	$676

Net income (loss) per share:
Basic	$(0.07)	$0.02

Diluted	$(0.07)	$0.02

Shares used in computing net income (loss) per share:
Basic	41,905,848	38,343,958

Diluted	41,905,848	42,592,070

Comprehensive income (loss):
Net income (loss)	$(2,810)	$676
Translation adjustment	65	144

Comprehensive income (loss)	$(2,745)	$820

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
		(restated)
Cash flows from operating activities:
Net income (loss)	$(2,810)	$676
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	420	373
Amortization of capitalized internal use software	145	270
Amortization of acquired intangible assets	499	45
Provision for bad debt	210	77
Provision for customer credits	814	33
Loss in equity investee	—	84
Minority interest	17	—
Changes in assets and liabilities:
Accounts receivable	(1,769)	330
Prepaid expenses and other current assets	172	23
Other assets	4	(399)
Accounts payable	2,048	642
Accrued expenses	324	(1,365)
Deferred revenues	(7)	(178)
Accrued domestic restructuring	(47)	(46)
Other current liabilities	(76)	9

Net cash (used in) provided by operating activities	(56)	574

Cash flows from investing activities:
Sales and maturities of short-term investments	7,500	10,991
Purchases of short-term and long-term investments	(6,000)	(27,000)
Purchases of property and equipment	(438)	(357)
Changes in restricted cash and cash equivalents	(73)	—
Capitalized internal use software costs	(40)	—

Net cash provided by (used in) investing activities	949	(16,366)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	2,419

Net cash provided by financing activities	—	2,419

Net increase (decrease) in cash and cash equivalents	893	(13,373)
Cash and cash equivalents, beginning of period	24,287	45,643

Cash and cash equivalents, end of period	$25,180	$32,270

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$407	$—

Cash refunded during the period for interest	$—	$(1)

Supplemental disclosure of non-cash investing activities:

•	In March 2004, Autobytel consolidated Autobytel.Europe due to the adoption of FIN 46R. As a result of this adoption, Autobytel recorded $10,459 (including $10,425 of restricted international cash and cash equivalents) in assets, $2,300 in liabilities and $4,161 in minority interest. (See Note 4.)

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements as of March 31, 2005, and for the three months ended March 31, 2005 are unaudited. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2004 have been restated (see Note 3). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

Principles of Consolidation

On March 31, 2004, Autobytel adopted FIN 46R and determined it was the primary beneficiary of Autobytel.Europe LLC (Autobytel.Europe). As a result of adopting FIN 46R, Autobytel consolidated Autobytel.Europe in its consolidated financial statements. Autobytel owns 49% of Autobytel.Europe. (See Note 4.)

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

Short-Term and Long-Term Investments

Autobytel categorized its debt securities as either held-to-maturity or available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All held-to-maturity securities with remaining maturities of less than one year are classified as short-term investments and all held-to-maturity securities with remaining maturities greater than one year are classified as long-term investments and are reported at amortized cost. Autobytel categorized auction rate securities as available-for-sale short-term investments. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the three months March 31, 2005 and 2004. The cost of securities sold is based on the specific identification method.

Autobytel reviews its investments in debt securities for potential impairment on a regular basis. As part of the evaluation process, Autobytel considers the credit ratings of these securities and Autobytel’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated improvement of the investee financial condition. Autobytel will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. For the three months ended March 31, 2005 and 2004, Autobytel did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt securities.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

As of March 31, 2005 and December 31, 2004, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
March 31, 2005:

Short-term investments, available for sale:
Auction rate securities	$6,000	$6,000	$—	$—
Short-term investments, held-to-maturity:
Government sponsored agency bonds	9,000	8,935	—	65

	15,000	14,935	—	65

Long-term investments, held-to-maturity:
Government sponsored agency bonds	$12,000	$11,858	$—	$142

Total as of March 31, 2005	$27,000	$26,793	$—	$207

December 31, 2004:

Short-term investments, available for sale:
Auction rate securities	$10,500	$10,500	$—	$—
Short-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	5,976	—	24

	16,500	16,476	—	24

Long-term investments, held-to-maturity:
Government sponsored agency bonds	12,000	11,905	—	95

Total as of December 31, 2004	$28,500	$28,381	$—	$119

The following represents the contractual maturities of investments as of March 31, 2005:

Amortized Cost Basis
Due within one year	$9,000
Due after one through five years	12,000
Due after five years	6,000

$27,000

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

Based upon Autobytel’s evaluation of these securities, Autobytel has classified as short-term investments any auction rate securities.

Purchases of short-term and long-term investments and sales of short-term investments included in the accompanying consolidated statement of cash flows for 2004 have been reclassified to reflect the purchase and sale of auction rate securities. Total purchases of auction rate securities were $18,000 for the three months ended March 31, 2004 and total sales of auction rate securities were $7,000 for the three months ended March 31, 2004.

Revenues

Autobytel classifies revenues as lead fees, advertising, customer relationship management (CRM) services, and data, applications and other. Revenues by groups of similar services are as follows for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
		Restated
Revenues:
Lead fees	$21,625	$17,192
Advertising	4,761	3,102
CRM services	5,758	3,009
Data, applications and other	1,184	1,315

Total revenues	$33,328	$24,618

Computation of Basic and Diluted Net Income (Loss) per share

Net income (loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted. Basic net income (loss) per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock options net of shares of common stock assumed to be repurchased by Autobytel from the exercise proceeds.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Numerator:
Net income (loss)	$(2,810)	$676

Denominator:
Weighted average common shares and denominator for basic calculation	41,905,848	38,343,958
Weighted average effect of dilutive securities:
Employee stock options	—	4,239,145
Employee stock purchase plan	—	8,967

Denominator for diluted calculation	41,905,848	42,592,070
Net income (loss) per share—basic	$(0.07)	$0.02
Net income (loss) per share—diluted	$(0.07)	$0.02

For the three months ended March 31, 2005, 7,788,941 antidilutive potential shares of common stock have been excluded from the calculation of diluted net income (loss) per share, as Autobytel incurred a net loss for the period. For the three months ended March 31, 2004, 759,926 antidilutive potential shares of common stock have been excluded from the calculation of diluted net income per share which represent stock options with an exercise price greater than the average market price for the period.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options, which is a fair value based method. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net income (loss) and net income (loss) per share for the three months ended March 31, 2005 and 2004, would approximate the pro forma amounts below:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net income (loss):
As reported	$(2,810)	$676
Less: Employee stock-based compensation determined under the fair value based method	(1,593)	(1,271)

Pro forma	$(4,403)	$(595)

Net income (loss) per share—basic:
As reported	$(0.07)	$0.02
Pro forma	$(0.11)	$(0.01)
Net income (loss) per share—diluted:
As reported	$(0.07)	$0.02
Pro forma	$(0.11)	$(0.01)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Autobytel did not grant any stock options during the three months ended March 31, 2005. Autobytel granted 550,000, stock options to employees and directors during the three months ended March 31, 2004. The options granted were estimated to have a weighted average fair value per share of $6.81 for the three months ended March 31, 2004, based on the Black-Scholes option-pricing model on the date of grant and the following assumptions:

Dividend yield	—%
Volatility	65.98%
Weighted-average risk-free interest rate	2.21%
Weighted-average expected life	3.5 years

No awards were issued under the employee stock purchase plan during the three months ended March 31, 2005. Awards issued under the employee stock purchase plan were estimated to have a weighted average fair value per award of $3.06 for the three months ended March 31, 2004, based on the Black-Scholes option-pricing model on the date of grant and the following assumptions:

Dividend yield	—%
Volatility	66.06 - 73.86%
Weighted-average risk-free interest rate	1.03 - 1.05%
Weighted-average expected life	6 months

As of March 31, 2005, Autobytel had a total of 7,754,443 stock options outstanding, of which 3,022,684 stock options had exercise prices below the closing price per share of Autobytel’s common stock on that date.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Business Segment

Autobytel conducts its business within one business segment, which is defined as providing automotive marketing services.

3. Restatement

On November 15, 2004, Autobytel announced that Autobytel expected to restate its consolidated financial statements for the second, third and fourth fiscal quarters of 2003, the full 2003 fiscal year and the first and second fiscal quarters of 2004, relating to credits issued to customers that were inappropriately reversed and recognized as revenue during the four fiscal quarters ended March 31, 2004, and outstanding checks issued by Autobytel that were voided and the corresponding obligations inappropriately reversed and recorded as an increase in revenue or a reduction of expenses primarily in the second fiscal quarter of 2003. In the course of preparing these consolidated financial statements to properly reflect the credits issued to customers and the outstanding checks issued, Autobytel identified other items and errors for which accounting adjustments were necessary; which resulted in further restatement adjustments to its consolidated financial statements for 2003 and 2002 and in subsequent periods.

The revenue restatement adjustments recorded in this restatement primarily result in revenue being deferred and recognized in subsequent periods, although certain adjustments result in permanent reductions in revenue. These adjustments include (i) credits issued to certain customers that were inappropriately recognized, (ii) errors previously made in the application of the revenue recognition principles under EITF 00-21, and (iii) errors previously made in the application of the revenue recognition principles under SAB 104. The net effect of these revenue adjustments is to decrease total revenue by $139 for the three months ended March 31, 2004. Autobytel also made certain deferrals and other adjustments to its expenses and other accounts in connection with these revenue adjustments and has made certain other adjustments to its expenses. These expense adjustments include errors previously made in the application of SFAS No. 5, “Accounting for Contingencies” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” related to the recognition and derecognition of accrued expenses. The net effect of these expense adjustments is to increase total expenses by $1,250 for the three months ended March 31, 2004.

The following table is a reconciliation of revenue as previously reported to amounts as restated for the periods indicated:

Three Months Ended March 31, 2004
Total revenue, as previously reported	$24,757
Total revenue restatement adjustments:
Unapplied credits	(43)
Multiple element arrangements	(10)
Delivery of purchase requests	(25)
Advertising	(20)
Other	(41)

Total revenue restatement adjustments	(139)

Total revenue, as restated	$24,618

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

The following table is a reconciliation of net income as previously reported to amounts as restated for the periods indicated:

Three Months Ended March 31, 2004
Net income, as previously reported	$2,065
Restatement adjustments to revenue (see above)	(139)
Expense adjustments:
Accrued expenses	(941)
Commission expense	(249)
Equity investments	(31)
Other	(29)

Total restatement expense adjustments	(1,250)

Net restatement adjustments	(1,389)

Restated net income	$676

Classifications

Effective with the filing of this Quarterly Report on Form 10-Q, Autobytel has modified its statement of operations presentation to better align reported results with internal operational measures and to provide increased understanding and transparency for investors. Operating expenses are now classified as cost of revenues, sales and marketing, product and technology development, general and administrative, and amortization of acquired intangible assets. Amounts which have been reclassified as a result of the new presentation are indicated in the following table in the column titled “Reclassifications.” Cost of revenues contain costs previously classified as sales and marketing including traffic acquisition and related compensation costs, printing, production and postage for Autobytel’s customer loyalty and retention program, and fees paid to third parties for data and content included on Autobytel’s properties. Cost of revenues also contain costs previously classified as product and technology development including connectivity costs, technology license fees, amortization of acquired technology, amortization of internally developed technology, fees paid to third parties for data and content included on Autobytel’s properties, and server equipment depreciation. Other costs which have been reclassified are: (1) bad debt expense, which was previously classified as sales and marketing expense, is now classified as general and administrative expense, (2) credit balances of customers, which were previously classified as accounts receivable, are now classified as other current liabilities, and (3) auction rate securities previously classified as cash equivalents are now classified as short-term investments.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

The consolidated financial statements for the three months ended March 31, 2004 have been restated to incorporate all the restatement adjustments, as described herein. The following table sets forth selected consolidated statement of operations data for Autobytel, showing previously reported amounts and restated amounts for the three months ended March 31, 2004:

Consolidated Statement of Operations for the Three Months Ended

	March 31, 2004
	As Previously Reported	Reclassifications	Adjustments	As Restated
Revenues	$24,757	$—	$(139)	$24,618

Costs and expenses:
Cost of revenues	—	10,525	—	10,525
Sales and marketing	14,809	(9,706)	982	6,085
Product and technology development	5,088	(896)	168	4,360
General and administrative	2,929	50	40	3,019
Amortization of acquired intangible assets	—	27	—	27

Total costs and expenses	22,826	—	1,190	24,016

Income from operations	1,931	—	(1,329)	602
Interest income	186	—	—	186
Loss in equity investee	(53)	—	(31)	(84)
Other income	1	—	—	1

Income before income taxes	2,065	—	(1,360)	705
Provision for income taxes	—	—	(29)	(29)

Net income	$2,065	$—	$(1,389)	$676

Net income per share:
Basic	$0.05	$—	$(0.03)	$0.02

Diluted	$0.05	$—	$(0.03)	$0.02

Shares used in computing net income per share:
Basic	38,343,958	—	—	38,343,958

Diluted	42,583,103	—	8,967	42,592,070

Comprehensive income:
Net income	$2,065	$—	$(1,389)	$676
Translation adjustment	—	—	144	144

Comprehensive income	$2,065	$—	$(1,245)	$820

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

The following table sets forth selected consolidated statement of cash flows data for Autobytel, showing previously reported amounts and restated amounts for the three months ended March 31, 2004:

Consolidated Statement of Cash Flows for the Three Months Ended

	March 31, 2004
	As Previously Reported	As Restated
Cash flows from operating activities:
Net income	$2,065	$676
Adjustments to reconcile net income to net cash provided operating activities:
Non-cash charges:
Depreciation and amortization	688	373
Amortization of capitalized internal use software	—	270
Amortization of acquired intangible assets	—	45
Provision for bad debt	77	77
Provision for customer credits	33	33
Loss in equity investee	53	84
Changes in assets and liabilities, excluding effect of acquisitions and consolidation of Autobytel.Europe:
Accounts receivable	268	330
Prepaid expenses and other current assets	(284)	23
Other assets	(399)	(399)
Accounts payable	87	642
Accrued expenses	(1,722)	(1,365)
Deferred revenues	(208)	(178)
Accrued domestic restructuring	(46)	(46)
Other current liabilities	(38)	9

Net cash provided by operating activities	574	574

Cash flows from investing activities:
Maturities of short-term investments	3,991	10,991
Purchases of short-term and long-term investments	(9,000)	(27,000)
Consolidation of Autobytel.Europe cash balance	10,425	—
Purchases of property and equipment	(357)	(357)

Net cash provided by (used in) investing activities	5,059	(16,366)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,419	2,419

Net cash provided by financing activities	2,419	2,419

Net increase (decrease) in cash and cash equivalents	8,052	(13,373)
Cash and cash equivalents, beginning of period	51,643	45,643

Cash and cash equivalents, end of period	$59,695	$32,270

Supplemental disclosure of cash flow information:
Cash refunded during the period for interest	$(1)	$(1)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

The following describes restatement items which affects the consolidated financial statements for the three months ended March 31, 2004.

Unapplied credits

•	Credits issued to certain inactive customers were inappropriately reversed and recognized as revenue during the four fiscal quarters ended March 31, 2004. As a result, Autobytel decreased lead fees for the three months ended March 31, 2004.

Multiple element arrangements

•	Certain revenue from a multiple element arrangement was inappropriately recognized upon completion of the services. Autobytel determined that such revenue should be recognized over the period of the license agreement. As a result, Autobytel decreased data, applications and other revenue for the three months ended March 31, 2004.

Delivery of purchase requests

•	Certain revenue generated from the delivery of purchase requests for vehicles were inappropriately recognized. Autobytel determined that these revenues should not be recognized because collectibility cannot be reasonably assured and the amount is not fixed or determinable and that such revenue should be recorded when Autobytel receives payment. As a result, Autobytel decreased lead fee revenue for the three months ended March 31, 2004.

Advertising

•	Advertising credits earned by Autobytel’s customers were not recorded as a reduction of advertising revenue in the period earned by the customer and delivery or payment of these credits in subsequent periods were inappropriately recorded as a decrease in advertising revenue. As a result, Autobytel decreased advertising revenue for the three months ended March 31, 2004.

•	Advertising revenue was not recognized in the period when earned and as a result deferred website advertising revenue was overstated at March 31, 2004. As a result, Autobytel increased advertising revenue for the three months ended March 31, 2004.

Reclassification

•	Autobytel recognized CRM services revenue for iManager, a CRM product that was combined with the sale of purchase requests. Autobytel cannot determine the fair value of the CRM product in a reliable, verifiable and objective manner and determined that the CRM service revenue should be reclassified as lead fees. As a result, Autobytel decreased CRM services revenue and increased lead fees revenue for the three months ended March 31, 2004.

Accrued expenses

•	Expense provisions for our participation at an annual trade show were inappropriately recorded throughout annual fiscal periods preceding Autobytel’s attendance at the trade show in the first fiscal quarter of the following annual fiscal period. As a result, Autobytel increased sales and marketing expense for the three months ended March 31, 2004.

•

Autobytel recorded an accrual for advertising costs in 2002 that was subsequently derecognized and recorded as a reduction of expenses in the first fiscal quarter of 2004. Autobytel determined that the

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

liability should not have been recorded, and no amounts have been paid. As a result, Autobytel increased sales and marketing expense for the three months ended March 31, 2004.

•	Franchise tax expense was under-estimated in 2003 and over-estimated in the first fiscal quarter of 2004. As a result, Autobytel decreased general and administrative expenses for the three months ended March 31, 2004.

•	Autobytel recorded accruals for subscription costs during 2003 that were subsequently derecognized and recorded as a reduction of expense in the first fiscal quarter of 2004. Autobytel determined that the liability should not have been recorded, and no amounts have been paid. As a result, Autobytel increased sales and marketing expense for the three months ended March 31, 2004.

•	In 2002, there was an excess accrual for medical costs that was inappropriately derecognized with a corresponding reduction of online advertising costs in 2003 and a reduction of compensation costs in first fiscal quarter of 2004. As a result, Autobytel increased sales and marketing, product and technology development, and general and administrative expenses for the three months ended March 31, 2004.

•	Accrued liabilities associated with two inactive vendors were prematurely derecognized and recorded as a reduction of expenses in the first fiscal quarter of 2004. As a result, Autobytel increased sales and marketing, product and technology development and general and administrative expenses for the three months ended March 31, 2004.

Commission expense

•	The accrual for commissions expense was incorrectly calculated during the six fiscal quarters ended June 30, 2004. As a result, Autobytel increased sales and marketing expense for the three months ended March 31, 2004.

Equity investment

•	A series of loans made by Autobytel.Europe was inappropriately recorded at cost instead of net realizable value. As a result, Autobytel increased the loss in equity investee and comprehensive income for the three months ended March 31, 2004.

Other

•	Autobytel inappropriately recognized as revenue certain purchase requests delivered to two customers during the four fiscal quarters ended June 30, 2004. The overpayment amount constitute a liability for Autobytel. As a result, Autobytel decreased lead fees revenue for the three months ended March 31, 2004.

•	State income tax expense was under-estimated in the first fiscal quarter of 2004. As a result, Autobytel increased the provision for income taxes for the three months ended March 31, 2004 and accrued expenses at March 31, 2004.

•	The shares used in computing diluted net income per share inappropriately excluded the weighted average effect of awards to be issued under the employee stock purchase plan for the three months ended March 31, 2004. As a result, Autobytel increased the number of shares used in computing diluted net income per share.

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

On March 31, 2004, Autobytel adopted the provisions of FIN 46R and determined it was the primary beneficiary of Autobytel.Europe. The assets and liabilities of Autobytel.Europe were as follows:

	As of
	March 31, 2005	December 31, 2004
Restricted international cash and cash equivalents	$9,053	$9,053
Other current and non-current assets	93	75
Current liabilities	(264)	(264)
Minority interest	(4,530)	(4,521)

	$4,352	$4,343

Autobytel.Europe’s revenue and expenses are included in Autobytel’s consolidated results of operations beginning April 1, 2004. Total revenue for the three months ended March 31, 2005 was $45.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Proforma Consolidated Results of Operations

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisitions of iDriveonline and Stoneage had occurred on January 1, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed as presented.

Three months ended March 31, 2004
(Restated Pro Forma)
Revenue	$33,294
Net income	$1,077
Net income per share:
Basic	$0.03
Diluted	$0.02

6. Acquired Intangible Assets

Acquired intangible assets recorded as a part of the AVV, iDriveonline and Stoneage acquisitions are amortized over their estimated useful lives and consist of the following:

	As of March 31, 2005
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Amount
Developed technology	2 years	$820	$(395)	$—	$425
Customer relationships	3 years	4,375	(1,478)	(200)	2,697
Domain name	5 years	700	(134)	—	566

Total		$5,895	$(2,007)	$(200)	$3,688

	As of December 31, 2004
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Amount
Developed technology	2 years	$820	$(289)	$—	$531
Customer relationships	3 years	4,375	(1,120)	(200)	3,055
Domain name	5 years	700	(99)	—	601

Total		$5,895	$(1,508)	$(200)	$4,187

Amortization expense for the remaining lives of the acquired intangible assets is estimated to be as follows:

Amortization Expense
Nine months ending December 31, 2005	$1,413
2006	$1,579
2007	$515
2008	$140
2009	$41

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

7. Commitments and Contingencies

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

Autobytel intends to defend this suit vigorously. However, Autobytel cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on Autobytel’s results of operations, financial condition and cash flows

From time to time, Autobytel is involved in other litigation matters arising from the normal course of its business activities. The actions filed against Autobytel and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect Autobytel’s business, results of operations, financial condition and cash flows.

8. Accrued Domestic Restructuring Liability

In 2002, Autobytel recorded a total of $769 for charges related to the restructuring of Autobytel’s operations to reduce costs and enhance efficiencies. The charges included severance costs affecting approximately 15% of Autobytel’s employees in sales, marketing and information technology, and Autobytel’s lease obligation on the vacant portion of office facilities in Westborough, Massachusetts.

As of March 31, 2005, the remaining accrued domestic restructuring liabilities related to the 2002 restructuring charges for Autobytel’s lease obligation on the vacant portion of office facilities in Westborough, Massachusetts were $27. Autobytel expects the remaining charges to be paid in the second quarter of 2005. The remaining accrued domestic restructuring liabilities related to the 2002 charges as of March 31, 2005 were as follows:

	As of December 31, 2004	Cash Payments	As of March 31, 2005
Lease obligation	$74	$(47)	$27

9. Related Party Transactions

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

10. Subsequent Events

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

Costs Associated with Closing of Facility

On April 19, 2005, Autobytel took steps to commit itself to integrate the business operations of its customer loyalty and retention marketing program, Retention Performance Marketing, with its customer lead management product, WebControl, (the “Integration”). Autobytel determined to proceed with the Integration in order to increase efficiency and respond to market demand for integrated customer relationship management solutions. As part of the Integration, Autobytel intends to close its Houston office and to move the operations of such office to its offices in Irvine, California and/or Westerville, Ohio. Certain employees in the Houston office may relocate to Autobytel’s offices in Irvine, California and/or Westerville, Ohio. Autobytel expects to complete the Integration by December 31, 2005. Autobytel estimates that the total expenses relating to the Integration, primarily consisting of retention, severance and relocation costs, will be between $175 and $300.

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

We have recently restated our consolidated financial statements for the full 2002 fiscal year, the full 2003 fiscal year, the first, second, and third fiscal quarters of 2003, and the first and second fiscal quarters of 2004. In connection with those restatements, there are currently pending against us and certain of our current directors and current and former officers certain purported class action and derivative lawsuits, as more fully described in “Part II. Item 1. Legal Proceedings”.

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

On April 19, 2005, we took steps to commit to integrate the business operations of our customer loyalty and retention marketing program, Retention Performance Marketing, with our customer lead management product, WebControl, (the “Integration”). We determined to proceed with the Integration in order to increase efficiency and respond to market demand for integrated customer relationship management solutions. As part of the Integration, we intend to close our Houston office and to move the operations of such office to our offices in Irvine, California and/or Westerville, Ohio. Certain employees in the Houston office may relocate to our offices in Irvine, California and/or Westerville, Ohio. We expect to complete the Integration by December 31, 2005. We estimate that the total expenses relating to the Integration, primarily consisting of retention, severance and relocation costs, will be between $175 and $300.

On April 9, 2004, we acquired iDriveonline, Inc. (iDriveonline), now Retention Performance Marketing, Inc., a provider of customer loyalty and retention marketing programs for the automotive industry. On April 15, 2004, we acquired Stoneage Corporation (Stoneage), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site.

We expect revenue from our business to continue growing for the remainder of 2005. In addition, we have been able to better diversify our revenue mix. We reduced the percentage of revenue from lead fees and increased the percentage of revenue from CRM services.

As of March 31, 2005, we had $52.2 million in domestic cash, cash equivalents, and short-term and long-term investments.

Net cash used in operations was $0.1 million in the first quarter of 2005. We may continue to use cash from operations for the remainder of 2005.

Our lead referral dealer relationships represent every major domestic and imported make of vehicle and light truck sold in the United States. As of March 31, 2005, our lead referral dealer relationships consisted of approximately 6,200 retail dealer relationships (including 273 suspended dealers), relationships with major dealer groups representing approximately 670 enterprise dealer relationships, and six direct relationships encompassing 16 brands with automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives representing up to approximately 17,600 enterprise dealer relationships. As of March 31, 2005, approximately 850 retail dealers had more than one retail lead referral dealer relationship with us. A majority of our revenue from lead referral dealer relationships is derived from retail dealer relationships and enterprise dealer relationships with major dealer groups. In addition, as of March 31, 2005, our finance lead referral network includes approximately 300 relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. As of March 31, 2005, CRM customer relationships consisted of approximately 2,870 WebControl®, our lead management product, and approximately 750 Retention Performance MarketingSM (RPMSM), our customer loyalty and retention marketing program, relationships. As an example of how we calculate these relationships, a dealer that subscribes to the Autobytel.com new car program and the Autoweb.com new car program accounts for two retail dealer relationships, and a dealer that subscribes to our WebControl product and RPM program accounts for two CRM customer relationships. As a further example, a dealer group that owns three different franchises and that subscribes to the Autoweb.com new car program for all such franchises accounts for three retail dealer relationships. WebControl customer relationships are accounted for based on the number of customers using WebControl, rather than the number of franchises owned by a given customer. We no longer include iManagerSM (our legacy lead management tool) product relationships within CRM customer relationships, as we are offering dealers who use iManager the opportunity to migrate to WebControl. Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests or performance of services has been suspended. The number of dealer relationships and customer relationships as of March 31, 2005 referred to above was determined in conformity with the methodology described above.

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

Generally, our dealer contracts are terminable on 30 days’ notice by either party. As of March 31, 2005, a major manufacturer in our program accounted for up to approximately 8,200 enterprise dealer relationships. This program with a major manufacturer automatically extends in one-month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. We intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers.

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

For the three months ended March 31, 2005 and 2004, lead fees were $21.6 million and $17.2 million, or 65% and 70% of total revenues in the first quarter of 2005 and 2004, respectively. We expect to derive a majority of our revenues in the foreseeable future from retail dealers, enterprise dealers and automotive manufacturers that participate in our online car buying referral networks and dealers, finance request intermediaries, and automotive finance companies that participate in our Car.com finance referral network.

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

Revenues from advertising were $4.8 million and $3.1 million, or 14% and 13% of total revenues, in the first quarter of 2005 and 2004, respectively. With further selling of additional advertising inventory, an increase in Internet advertising spending by automotive manufacturers, the acquisition of Stoneage in April 2004 and the addition of new and higher priced products, such as rich media and direct marketing offerings, we anticipate that our advertising revenues in 2005 will increase compared to 2004.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of WebControl System (WebControl), our customer lead management product, Retention Performance Marketing (RPM) and iDriveonline, our customer loyalty and retention marketing programs, and Automotive Download Services (ADS), our data extraction service. CRM services include fees from WebControl and ADS and fees from dealers using the iDriveonline program beginning April 9, 2004. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $5.8 million and $3.0 million, or 17% and 12% of total revenues, in the first quarter of 2005 and 2004, respectively. We expect revenues from our CRM services to increase in 2005 compared to 2004 primarily due to the acquisition of iDriveonline in April 2004.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. Revenues from data, applications and other were $1.2 million and $1.3 million, or 4% and 5% of total revenues, in the first quarter of 2005 and 2004, respectively. We develop our own data for use on our Web sites, and also make it available to third parties, such as automotive manufacturers and internet portals. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect revenues from data, applications and other to decline in 2005 compared to 2004.

Effective with the filing of this Quarterly Report on Form 10-Q, we modified our statement of operations presentation to better align reported results with internal operational measures and to provide increased understanding and transparency for investors. Operating expenses are now classified as cost of revenues, sales and marketing, product and technology development, general and administrative, and amortization of acquired intangible assets. Cost of revenues contain costs previously classified as sales and marketing, including traffic acquisition and related compensation costs, printing, production and postage for our customer loyalty and retention program, and fees paid to third parties for data and content included on our properties. Cost of revenues also contain costs previously classified as product and technology development including connectivity costs, technology license fees, amortization of acquired technology, amortization of internally developed technology, fees paid to third parties for data and content included on our properties, and server equipment depreciation. Other costs which have been reclassified are: (1) bad debt expense, which was previously classified as sales and marketing expense, is now classified as general and administrative expense and (2) credit balances of customers, which were previously classified as accounts receivable, are now classified as other current liabilities.

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

We delivered approximately 1.0 million and 0.9 million purchase requests through our online systems to retail and enterprise dealers in the first quarter of 2005 and 2004, respectively, including 0.2 million purchase requests delivered by Car.com in the first quarter of 2005. Of these, approximately 0.6 million were delivered to retail dealers for both the first quarter of 2005 and 2004 and approximately 0.4 million and 0.3 million were delivered to enterprise dealers in the first quarter of 2005 and 2004, respectively. The number of purchase requests we delivered to our retail and enterprise dealers in the first quarter of 2005 declined by 0.2 million compared to the fourth quarter of 2004. Management is taking actions to reverse this trend. However, we cannot assure that this trend will not continue.

Additionally, we delivered approximately 0.2 million finance requests in the first quarter of 2005 to retail dealers, finance request intermediaries, and automotive finance companies as a result of the Car.com acquisition.

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

In the first quarter of 2005, we experienced a net reduction in our number of retail dealer relationships. We cannot assure that we will be able to reduce dealer turnover. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

Because our primary revenue source is from lead fees, our business model is different from many other Internet commerce sites. The automobiles requested through our Web sites are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no procurement, carrying or shipping costs and no inventory risk.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenues	100%	100%

Operating expenses:
Cost of revenues	40	43
Sales and marketing	24	25
Product and technology development	18	18
General and administrative	25	12
Amortization of acquired intangible assets	2	—

Total operating expenses	109	98

Income (loss) from operations	(9)	2
Other income	1	1

Income (loss) before income taxes	(8)	3
Provision for income taxes	—	—

Net income (loss)	(8)%	3%

Revenues by groups of similar services are as follows:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenues
Lead fees	$21,625	$17,192
Advertising	4,761	3,102
CRM services	5,758	3,009
Data, applications and other	1,184	1,315

Total revenues	$33,328	$24,618

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (Restated)

Revenues. Our revenues increased by $8.7 million, or 35%, to $33.3 million in the first quarter of 2005 compared to $24.6 million in the first quarter of 2004. The increase was due to growth in lead fees, CRM services and advertising. As a result of the acquisitions of iDriveonline and Stoneage on April 9, 2004 and April 15, 2004, respectively, revenues include $2.0 million from dealers using iDriveonline’s customer loyalty and retention marketing programs and $5.8 million from customers using Stoneage services in the first quarter of 2005.

Lead Fees. Lead fees increased by $4.4 million, or 26%, to $21.6 million in the first quarter of 2005 compared to $17.2 million in the first quarter of 2004. The increase in first quarter lead fee revenue was driven by 0.2 million purchase requests and 0.2 million finance requests delivered by Car.com, generating $5.3 million of revenue in the first quarter. This increase at Car.com was partially offset by a decline of 0.1 million purchase requests in our remaining properties, resulting in approximately a $0.9 million lead fee revenue decrease. Additionally, we increased our fees per purchase request for some dealers in the second half of 2004. The number of retail dealer relationships in our lead referral program was approximately 6,200 and 5,500 at March 31, 2005 and 2004, respectively. The number of enterprise dealer relationships with major dealer groups in our lead referral program was approximately 670 and 580 at March 31, 2005 and 2004, respectively. In addition, we had six direct relationships encompassing 16 brands with automotive manufacturers or their automotive buying service affiliates representing up to approximately 17,600 enterprise dealer relationships at March 31, 2005, compared to four direct relationships encompassing 15 brands representing up to approximately 18,200 enterprise dealer relationships at March 31, 2004. Our finance lead referral network at March 31, 2005 also included approximately 300 relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in the Car.com finance referral network. Lead fees and the number of purchase requests we delivered to our customers declined in the first quarter of 2005 compared to the fourth quarter of 2004. Management is taking actions to reverse this trend. However, we cannot assure that this trend will not continue.

Advertising. Advertising revenue increased by $1.7 million, or 53%, to $4.8 million in the first quarter of 2005 compared to $3.1 million in the first quarter of 2004. The increase was primarily due to higher spending by automotive manufacturers, additional Web site advertising sales to Car.com customers and the addition of new products, such as rich media and direct marketing offerings. With further selling of additional available advertising inventory, an increase in Internet advertising spending by automotive manufacturers, the acquisition of Stoneage in April 2004, and the addition of new and higher priced products, such as rich media and direct marketing offerings, we expect our advertising revenues to increase in 2005 compared to 2004.

CRM Services. CRM services increased by $2.7 million, or 91%, to $5.8 million in the first quarter of 2005 compared to $3.0 million in the first quarter of 2004. The increase was due to an increase in the number of WebControl and RPM customers, increase in RPM revenues, higher fees from iDriveonline’s customer loyalty and retention marketing programs and fees from WebControl and ADS. The number of WebControl customers and RPM customers were 2,870 and 750, respectively, at March 31, 2005 compared to 2,540 and 450, respectively, at March 31, 2004. We expect revenues from our CRM services to increase in 2005 compared to 2004 due to the acquisition of iDriveonline in April 2004.

Data, Applications and Other. Revenues from data, applications and other decreased by $0.1 million or 10%, to $1.2 million in the first quarter of 2005 compared to $1.3 million in the first quarter of 2004. The decrease is primarily due to a decrease in fees from customers who use our automotive marketing data and technology through our Automotive Information Center (AIC) division and training. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect data, applications and other to decline in 2005 compared to 2004.

Cost of Revenues. Cost of revenues consists of traffic acquisition costs and other cost of revenues. TAC consists of payments made to our internet purchase providers, including internet portals and online automotive information providers. Other cost of revenues consists of printing, production, and postage for our customer loyalty and retention programs, fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

Cost of revenues increased by $2.9 million or 27% to $13.4 million in the first quarter of 2005 compared to $10.5 million in the first quarter of 2004. This represents 40% and 43% of total revenues for the first quarter of 2005 and 2004, respectively. The increase was due to a $2.6 million increase in the costs of purchase requests and finance requests acquired from third parties, a $0.6 million increase in printing, production, and postage costs for our customer loyalty and retention program, offset by a $0.1 million decrease in data content and license fees and a $0.2 million decrease in personnel and related costs. The increase in purchase request and finance request costs was primarily due to the increased delivery of purchase requests and finance requests, primarily as a result of the acquisition of Stoneage. The increase in printing, production and postage costs was due to the increase in customer loyalty and retention program volumes in our RPM business. We expect our costs of revenue to increase in 2005 compared to 2004.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. Sales and marketing expense increased by $2.0 million, or 33%, to $8.1 million in the first quarter of 2005 compared to $6.1 million in the first quarter of 2004. This represents 24% and 25% of total revenues for the first quarter of 2005 and 2004, respectively. The increase was due to a $1.3 million increase in costs associated with sales and customer relationship maintenance, and a $0.7 million increase in traditional advertising expenses. The increase in sales and customer relationship maintenance was due to higher personnel costs related to increased sales and headcount. The increase in traditional advertising expenses was partially a result of the acquisition of Stoneage and iDriveonline. We expect our sales and marketing expenses to increase in 2005 compared to 2004.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Product and technology development expense increased by $1.7 million, or 39%, to $6.1 million in the first quarter of 2005 compared to $4.4 million in the first quarter of 2004. This represents 18% of total revenues for both the first quarter of 2005 and 2004. The increase was due to higher personnel and related costs of $1.3 million, a $0.1 million increase in telephone costs related to our voice communications and a $0.3 million increase in other expenses. The higher personnel and related costs are associated with the increase in headcount, largely from the acquisitions of iDriveonline and Stoneage. We expect our product and technology development expenses to increase in 2005 compared to 2004.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $5.3 million, or 176%, to $8.3 million in the first quarter of 2005 compared to $3.0 million in the first quarter of 2004. This represents 25% and 12% of total revenues for the first quarter of 2005 and 2004, respectively. The increase was primarily due to costs associated with the internal review and restatements of our consolidated financial statements of $3.2 million, a $1.2 million increase in public company expenses, a $0.4 million increase in legal fees associated with defending purported class action and derivative lawsuits filed against us and enforcing our intellectual property rights, higher personnel and related costs of $0.3 million, including $0.1 million in payments related to employment claims, a $0.1 million increase in the estimate of bad debt expense that could result from the inability or failure of our customers to pay for our services and a $0.1 million increase in depreciation primarily related to the property and equipment acquired from Stoneage and iDriveonline. We expect our general and administrative expenses to increase in 2005 compared to 2004 due to costs relating to compliance with the Sarbanes-Oxley Act of 2002, costs associated with the restatements of our consolidated financial statements, costs associated with remediation of material weaknesses in our internal controls identified in our internal review, costs associated with defending purported class action and derivative lawsuits filed against us and certain current directors and current and former officers relating to the restatements of our consolidated financial statements, and costs associated with enforcing our intellectual property rights, including the lawsuit filed against Dealix Corporation for patent infringement.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and Stoneage acquisitions. Amortization of acquired intangible assets increased by $0.4 million in 2005 compared to 2004. The increase was due to the acquisitions of iDriveonline and Stoneage.

Interest Income. In the first quarter of 2005, interest income increased by $0.1 million, to $0.3 million compared to $0.2 million in the first quarter of 2004. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Loss in Equity Investees. Loss in equity investee in the first quarter of 2004 represents our share of loss in Autobytel.Europe prior to the adoption of FIN 46R.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes. In the first quarter of 2005, a $0.1 million provision for state income taxes has been recorded compared to a nominal amount in the first quarter of 2004. In the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We have net operating loss carryforwards that expire in various years through 2024. We also have federal and state research tax credit carryforwards. The federal research tax credits expire in various years through 2022. The state research tax credits do not expire. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the carryforwards before utilization. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. At the end of each reporting period, we evaluate whether it is more likely than not that our deferred tax assets are not realizable. While we believe that such deferred tax assets were not realizable at March 31, 2005, our assessment may change in future periods if we generate positive operating results and such adjustment would impact our provision for income taxes in the period of such change.

Employees

As of April 30, 2005, we had a total of 428 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our domestic cash, cash equivalents, and short-term and long-term investments totaled $52.2 million as of March 31, 2005, representing a decrease of $0.6 million in the first quarter of 2005. As of March 31, 2005, we had $25.2 million in domestic cash and cash equivalents. As of March 31, 2005, restricted international cash and cash equivalents held by Autobytel.Europe were $9.1 million for use as directed by Autobytel.Europe. Restricted international cash and cash equivalents are not unilaterally available to us.

Net cash used in operating activities was $0.1 million for the three months ended March 31, 2005 compared to net cash provided by operating activities of $0.6 million for the same period in 2004. Net cash used in operating activities for the three months ended March 31, 2005 resulted from a net loss of $2.8 million for the period and a $1.8 million increase in accounts receivable which were partially offset by non-cash charges, and a $2.4 million increase in accounts payable and accrued expenses. The $1.8 million increase in accounts receivable was primarily due to the increase in days sales outstanding metric from 51 days during the three months ended December 31, 2004 to 54 days for the three months ended March 31, 2005. The $2.4 million increase in accounts payable and accrued expenses was primarily due to professional fees incurred related to the restatements of our consolidated financial statements, internal review, and defending purported class action and derivative lawsuits filed against us and certain current directors and current and former officers.

Net cash provided by operating activities was $0.6 million for the three months ended March 31, 2004, resulting from net income of $0.7 million for the period, non-cash charges, an increase in accounts payable, and a decrease in accounts receivable, which were partially offset by a decrease in accrued expenses. A $0.3 million decrease in accounts receivable was primarily due to an improvement in our collection effort. A $1.4 million decrease in accrued expenses was primarily due to the payout of accrued compensation costs in the first quarter of 2004.

Net cash provided by investing activities was $1.0 million for the three months ended March 31, 2005 compared to net cash used by investing activities of $16.4 million for the same period in 2004. Cash provided by investing activities for the three months ended March 31, 2005 was related to the sale and maturities of short-term investment in government sponsored agency bonds and auction rate securities, offset by purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities and purchases of property and equipment. Cash used in investing activities in the first quarter of 2004 was related to the purchase of short-term and long-term investments in government sponsored agency bonds and auction rate securities, and purchases of property and equipment, offset by the maturity of short-term investments.

There were no cash flow from financing activities for the three months ended March 31, 2005 compared to $2.4 million of net cash provided by financing activities for the same period in 2004. Cash provided by financing activities for the three months ended March 31, 2004 was due to proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options.

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

The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated reserve for bad debts are recorded as an increase in general and administrative expenses. Reductions in the estimated reserve for bad debts are recorded as a decrease in sales and marketing expenses. As specific bad debts are identified, they are written-off against the previously established estimated reserve for bad debts and have no impact on operating expenses.

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

During the three months ended March 31, 2005, we added $1.0 million to our domestic allowances for bad debts and customer credits. Also during the three months March 31, 2005, we wrote-off $0.8 million from our previously established allowances for bad debts and customer credits. The write-offs had no impact on our revenues or operating expenses. As of March 31, 2005, our estimated allowances for domestic bad debts and customer credits have increased to $1.2 million, or 6% of gross accounts receivable from $1.0 million, or 5%, of gross accounts receivable as of December 31, 2004.

With the adoption of FIN 46R on March 31, 2004, we consolidated Autobytel.Europe into our consolidated financial statements. As of March 31, 2004, Autobytel.Europe had an estimated allowance for bad debt of $0.8 million. In the second quarter of 2004, Autobytel.Europe wrote-off the majority of the estimated uncollectible accounts receivable balance which had no impact on Autobytel.Europe’s or our operating expenses.

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

We have incurred losses every quarter through the third quarter of 2002 and have achieved profitability from the fourth quarter of 2002 through the fourth quarter of 2004. We incurred a loss in the first quarter of 2005, primarily because of the costs related to the restatements of our financial statements and the internal review related to those restatements. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $151.2 million as of March 31, 2005 and $148.4 million as of December 31, 2004.

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

We may evaluate potential acquisitions which we believe will complement or enhance our existing business. However, currently we do not expect to consummate acquisitions in the near future as we focus on our business and remedial actions necessary to address material weaknesses in our internal controls identified in our internal review. If we acquire other companies in the future, it may dilute the value of existing stockholders’ ownership. The impact of dilution may restrict our ability or otherwise not allow us to consummate acquisitions. Issuance of equity securities may restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and acquired intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.

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

We are a defendant in certain proceedings which are described in “Part II. Item I. Legal Proceedings” herein.

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

Item 4. Controls and Procedures

As more fully described in the Explanatory Note, as well as in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we have restated our financial statements for the full 2002 fiscal year, the first, second, and third fiscal quarters of 2003, the full 2003 fiscal year, and the first and second fiscal quarters of 2004.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the internal control deficiencies referenced in the Management’s Report On Internal Control Over Financial Reporting, our Chief Executive Officer and our Chief Financial Officer, believe that, as of the period covered by this report, our disclosure controls and procedures were not effective in alerting our management, including our principal executive officer and principal financial officer, to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. However, our Chief Executive Officer and our Chief Financial Officer believe that the remedial measures described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, when implemented, will be designed to address the internal control deficiencies described in the Management’s Report On Internal Control Over Financial Reporting and should allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.

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

From time to time, we are involved in other litigation matters arising from the normal course of our business activities. The actions filed against us and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect our business, results of operations, financial condition and cash flows.

Item 6. Exhibits

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