Form 10-Q
period 2005-06-30
AUTOBYTEL  INC
filed 2005-08-08
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of July 31, 2005, there were 41,914,829 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Domestic cash and cash equivalents	$27,085	$24,287
Restricted international cash and cash equivalents	8,631	9,053
Short-term investments	12,000	16,500
Accounts receivable, net of allowances for bad debts and customer credits of $1,147 and $1,037, respectively	19,238	17,920
Prepaid expenses and other current assets	3,072	2,344

Total current assets	70,026	70,104
Long-term investments	6,000	12,000
Property and equipment, net	3,594	3,389
Capitalized internal use software, net	90	225
Goodwill	70,697	70,697
Acquired intangible assets, net	3,211	4,187
Other assets	110	115

Total assets	$153,728	$160,717

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,844	$5,812
Accrued expenses	6,498	7,990
Current portion of deferred revenues	4,186	4,029
Accrued domestic restructuring	—	74
Other current liabilities	2,185	2,216

Total current liabilities	19,713	20,121
Long-term deferred revenues	1	8

Total liabilities	19,714	20,129
Minority interest	4,338	4,521
Commitments and contingencies (Note 6.)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,911,163 and 41,905,848 shares issued and outstanding, respectively	42	42
Additional paid-in capital	282,303	282,287
Accumulated other comprehensive income	1,785	2,099
Accumulated deficit	(154,454)	(148,361)

Total stockholders’ equity	129,676	136,067

Total liabilities, minority interest and stockholders’ equity	$153,728	$160,717

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$31,385	$31,122	$64,713	$55,740
Costs and expenses:
Cost of revenues	12,682	12,891	26,069	23,416
Sales and marketing	7,008	6,998	15,090	13,083
Product and technology development	6,279	5,450	12,350	9,810
General and administrative	8,539	4,514	16,867	7,533
Amortization of acquired intangible assets	354	304	814	331

Total costs and expenses	34,862	30,157	71,190	54,173

Income (loss) from operations	(3,477)	965	(6,477)	1,567
Interest income	389	219	738	405
Loss in equity investee	—	—	—	(84)
Foreign currency exchange gain	8	20	10	20
Other income	—	—	—	1
Minority interest	(76)	(47)	(93)	(47)

Income (loss) before income taxes	(3,156)	1,157	(5,822)	1,862
Provision for income taxes	(127)	(171)	(271)	(200)

Net income (loss)	$(3,283)	$986	$(6,093)	$1,662

Net income (loss) per share:
Basic	$(0.08)	$0.02	$(0.15)	$0.04

Diluted	$(0.08)	$0.02	$(0.15)	$0.04

Shares used in computing net income (loss) per share:
Basic	41,906,851	41,123,593	41,906,352	39,733,775

Diluted	41,906,851	44,708,634	41,906,352	43,656,782

Comprehensive income (loss):
Net income (loss)	$(3,283)	$986	$(6,093)	$1,662
Translation adjustment	249	(77)	314	67

Comprehensive income (loss)	$(3,034)	$909	$(5,779)	$1,729

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(6,093)	$1,662
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	855	801
Amortization of capitalized internal use software	193	540
Amortization of acquired intangible assets	957	418
Impairment of acquired intangible assets	19	—
Provision for (recovery of) bad debt	342	(240)
Provision for customer credits	1,482	584
Loss on disposal of property and equipment	2	20
Loss on equity investee	—	84
Minority interest	93	47
Changes in assets and liabilities, excluding the effect of acquisitions and consolidation of Autobytel.Europe:
Accounts receivable	(3,142)	(1,243)
Prepaid expenses and other current assets	(728)	(423)
Other assets	5	13
Accounts payable	1,032	1,637
Accrued expenses	(1,492)	(1,362)
Deferred revenues	150	(524)
Accrued domestic restructuring	(74)	(90)
Accrued international licensee liabilities	—	(1,541)
Other current liabilities	(31)	307

Net cash provided by (used in) operating activities	(6,430)	690

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(20,631)
Sales and maturities of short-term and long-term investments	18,600	17,991
Purchases of short-term and long-term investments	(8,100)	(39,500)
Redemptions of long-term investments	—	9,000
Changes in restricted international cash and cash equivalents	(168)	2,038
Capitalized internal use software costs	(58)	—
Purchases of property and equipment	(1,068)	(923)
Proceeds from sale of property and equipment	6	—

Net cash provided by (used in) investing activities	9,212	(32,025)

Cash flows from financing activities:
Payments of capital lease obligations	—	(225)
Net proceeds from sale of common stock	16	3,657

Net cash provided by financing activities	16	3,432

Net increase (decrease) in cash and cash equivalents	2,798	(27,903)
Cash and cash equivalents, beginning of period	24,287	45,643

Cash and cash equivalents, end of period	$27,085	$17,740

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$534	$69

Cash refunded during the period for interest	$—	$(1)

Supplemental disclosure of non-cash investing activities:

•	In March 2004, Autobytel consolidated Autobytel.Europe due to the adoption of FIN 46R. As a result of this adoption, Autobytel recorded $10,459 in assets (including $10,425 of restricted international cash and cash equivalents), $2,300 in liabilities and $4,161 in minority interest. (See Note 3.)

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements as of June 30, 2005, and for the three months and six months ended June 30, 2005 and 2004 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

Short-Term and Long-Term Investments

Autobytel categorized its debt securities as either held-to-maturity or available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All held-to-maturity securities with remaining maturities of less than one year are classified as short-term investments and all held-to-maturity securities with remaining maturities greater than one year are classified as long-term investments and are reported at amortized cost. Autobytel categorized auction rate securities as available-for-sale short-term investments. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the three months and six months ended June 30, 2005 and 2004. The cost of securities sold is based on the specific identification method.

Autobytel reviews its investments in debt securities for potential impairment on a regular basis. As part of the evaluation process, Autobytel considers the credit ratings of these securities and Autobytel’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated improvement of the investee financial condition. Autobytel will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. For the three months and six months ended June 30, 2005 and 2004, Autobytel did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt securities.

As of June 30, 2005 and December 31, 2004, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
June 30, 2005:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$12,000	$11,885	$—	$115

Long-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	5,961	—	39

Total as of June 30, 2005	$18,000	$17,846	$—	$154

December 31, 2004:

Short-term investments, available for sale:
Auction rate securities	$10,500	$10,500	$—	$—
Short-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	5,976	—	24

	16,500	16,476	—	24
Long-term investments, held-to-maturity:
Government sponsored agency bonds	12,000	11,905	—	95

Total as of December 31, 2004	$28,500	$28,381	$—	$119

The following represents the contractual maturities of investments as of June 30, 2005:

Amortized Cost Basis
Due within one year	$12,000
Due after one through five years	6,000

$18,000

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Revenues

Autobytel classifies revenues as lead fees, advertising, customer relationship management (CRM) services, and data, applications and other. Revenues by groups of similar services are as follows for the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Lead fees	$19,699	$21,772	$41,324	$38,964
Advertising	4,497	3,165	9,258	6,267
CRM services	6,040	4,951	11,798	7,960
Data, applications and other	1,149	1,234	2,333	2,549

Total revenues	$31,385	$31,122	$64,713	$55,740

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(3,283)	$986	$(6,093)	$1,662

Denominator:
Weighted average common shares and denominator for basic calculation	41,906,851	41,123,593	41,906,352	39,733,775
Weighted average effect of dilutive securities:
Employee stock options	—	3,571,555	—	3,909,521
Employee stock purchase plan	—	13,486	—	13,486

Denominator for diluted calculation	41,906,851	44,708,634	41,906,352	43,656,782

Net income (loss) per share—basic	$(0.08)	$0.02	$(0.15)	$0.04
Net income (loss) per share—diluted	$(0.08)	$0.02	$(0.15)	$0.04

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

For the three months and six months ended June 30, 2005, 7,944,035 and 7,866,917 antidilutive potential shares of common stock have been excluded from the calculation of diluted net income (loss) per share, as Autobytel incurred a net loss for the period. For the three months and six months ended June 30, 2004, 1,548,368 and 1,131,432 antidilutive potential shares of common stock have been excluded from the calculation of diluted net income per share which represent stock options with an exercise price greater than the average market price for the period.

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

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options, which is a fair value based method. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net income (loss) and net income (loss) per share for the three months and six months ended June 30, 2005 and 2004, would approximate the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(3,283)	$986	$(6,093)	$1,662
Less: Employee stock-based compensation determined under the fair value based method	(1,286)	(1,501)	(2,879)	(2,772)

Pro forma	$(4,569)	$(515)	$(8,972)	$(1,110)

Net income (loss) per share—basic:
As reported	$(0.08)	$0.02	$(0.15)	$0.04
Pro forma	$(0.11)	$(0.01)	$(0.21)	$(0.03)
Net income (loss) per share—diluted:
As reported	$(0.08)	$0.02	$(0.15)	$0.04
Pro forma	$(0.11)	$(0.01)	$(0.21)	$(0.03)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Autobytel granted 893,500 and 438,000 stock options to employees and directors during the three months ended June 30, 2005 and 2004, respectively. Autobytel granted 893,500 and 988,000 stock options to employees and directors during the six months ended June 30, 2005 and 2004, respectively. The options granted in the three months ended June 30, 2005 and 2004 were estimated to have a weighted average fair value per share of $2.58 and $5.84, respectively. The options granted in the six months ended June 30, 2005 and 2004 were estimated to have a weighted average fair value per share of $2.58 and $6.38, respectively. The fair value was based on the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	—%	—%	—%	—%
Volatility	71.94%	66.39%	71.94%	66.16%
Weighted-average risk-free interest rate	3.65%	2.506%	3.65%	2.342%
Weighted-average expected life	3.5 years	3.5 years	3.5 years	3.5 years

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Awards issued under the employee stock purchase plan were estimated to have a weighted average fair value per award of $0.87 and $1.75 for the three months ended June 30, 2005 and 2004, respectively, Awards issued under the employee stock purchase plan were estimated to have a weighted average fair value per award of $0.87 and $2.40 for the six months ended June 30, 2005 and 2004, respectively. The fair value was based on the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	— %	— %	— %	— %
Volatility	46.99%	73.86%	46.99%	66.06% -73.86%
Risk-free interest rate	2.99%	1.03%	2.99%	1.03% -1.05%
Expected life	1.4 months	6 months	1.4 months	6 months

As of June 30, 2005, Autobytel had a total of 8,269,633 stock options outstanding, of which 3,057,092 stock options had exercise prices below the closing price per share of Autobytel’s common stock on that date.

Business Segment

Autobytel conducts its business within one business segment, which is defined as providing automotive marketing services.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. In accordance with the revised statement, Autobytel will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. Autobytel expects the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures in Note 2 of the Notes to Consolidated Financial Statements.

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

In May 2005, Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

made in fiscal years beginning after December 15, 2005. Autobytel does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial position or results of operations.

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

On March 31, 2004, Autobytel adopted the provisions of FIN 46R and determined it was the primary beneficiary of Autobytel.Europe. The assets and liabilities of Autobytel.Europe were as follows:

	As of
	June 30, 2005	December 31, 2004
Restricted international cash and cash equivalents	$8,631	$9,053
Other current and non-current assets	93	75
Current liabilities	(218)	(264)
Minority interest	(4,338)	(4,521)

	$4,168	$4,343

Autobytel.Europe’s revenue and expenses are included in Autobytel’s consolidated results of operations beginning April 1, 2004. Autobytel.Europe’s revenue for the three months and six months ended June 30, 2005 was $31 and $76, respectively, and $35 for the three and six months ended June 30, 2004.

4. Acquisitions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Proforma Consolidated Results of Operations

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisitions of iDriveonline and Stoneage had occurred on January 1, 2004. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed as presented.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenue	$32,541	$65,129
Net income	$1,844	$2,921
Net income per share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.06

5. Acquired Intangible Assets

Acquired intangible assets recorded as a part of the AVV, Inc., iDriveonline and Stoneage acquisitions are amortized over their estimated useful lives and consist of the following:

	As of June 30, 2005
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Amount
Developed technology	2 years	$820	$(499)	$—	$321
Customer relationships	3 years	4,375	(1,797)	(219)	2,359
Domain name	5 years	700	(169)	—	531

Total		$5,895	$(2,465)	$(219)	$3,211

	As of December 31, 2004
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Amount
Developed technology	2 years	$820	$(289)	$—	$531
Customer relationships	3 years	4,375	(1,120)	(200)	3,055
Domain name	5 years	700	(99)	—	601

Total		$5,895	$(1,508)	$(200)	$4,187

Amortization expense for the remaining lives of the acquired intangible assets is estimated to be as follows:

Amortization Expense
Six months ending December 31, 2005	$950
2006	$1,568
2007	$512
2008	$140
2009	$41

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

6. Commitments and Contingencies

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autobytel case. Autobytel has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. Autobytel would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autobytel to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autobytel currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autobytel is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, Autobytel does not expect that the settlement will involve any payment by Autobytel. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autobytel’s insurance carriers should arise, Autobytel’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs submitted to the Court a revised settlement agreement consistent with the Court’s opinion. The revised settlement agreement has been approved by all the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autobytel is found liable, Autobytel is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, Autobytel does not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court’s opinion. The revised settlement agreement has been approved by all of the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, Autobytel is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on Autobytel’s results of operations, financial condition or cash flows in any future period.

On September 24, 2004, Autobytel filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, Autobytel asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. Autobytel contends that Dealix Corporation is infringing Autobytel’s patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests and seeks damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. Autobytel filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, is scheduled for October, 2005. Dealix Corporation also seeks attorney’s fees and costs. Autobytel expects to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against Autobytel and certain of its current directors and current and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions are virtually identical, and purport to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that Autobytel misrepresented and omitted material facts with respect to its financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint seeks unspecified

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005. The hearing is currently set for November 2005. Additional lawsuits asserting the same or similar claims may be filed as well. Autobytel intends to defend the claims vigorously. However, Autobytel cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on Autobytel’s results of operations, financial condition or cash flows.

In addition, Autobytel’s directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to Autobytel, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to Autobytel, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning Autobytel’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Pursuant to stipulated order, defendants’ response to this Amended Derivative Complaint is due in September 2005. Autobytel intends to defend this suit vigorously. However, Autobytel cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on Autobytel’s results of operations, financial condition or cash flows.

Autobytel has reviewed the above class and derivative actions and does not believe that it is probable that a loss contingency has occurred, therefore, no amounts have been recorded in the accompanying consolidated financial statements.

From time to time, Autobytel is involved in other litigation matters arising from the normal course of its business activities. The actions filed against Autobytel and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect Autobytel’s business, results of operations, financial condition or cash flows.

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

The remaining accrued domestic restructuring liabilities related to the 2002 restructuring charges for Autobytel’s lease obligation on the vacant portion of office facilities in Westborough, Massachusetts were paid in full during the second quarter of 2005.

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

9. Subsequent Events

Employment Agreement

In connection with the appointment of Ariel Amir to the position of Chief Legal and Administrative Officer, Autobytel and Mr. Amir amended and restated the April 1, 2002 Employment Agreement between them in an Employment Agreement (as amended and restated, the “Amir Employment Agreement”).

The Amir Employment Agreement is for a one year term and automatically renews for an additional one year period unless either party notifies the other of its intent not to renew no later than 120 days prior to the expiration of the one year term. Mr. Amir is entitled to an annual base salary of $265,000 during the term, and is eligible for a bonus of 50% of his annual base salary in the board’s discretion. In addition, Mr. Amir may participate in any benefit plans generally afforded to executive officers. If Mr. Amir’s employment is terminated without “cause” or if Mr. Amir terminates his employment with “good reason” (each as defined in the Amir Employment Agreement), Mr. Amir is entitled to a lump sum payment equal to his annual base salary plus bonus, as well as benefits for one year following such termination.

In the event of a change of control during the term of his employment or at any time during the six month period following such term, Mr. Amir is entitled to a lump sum payment equal to two times the sum of his annual base salary plus a bonus of 50% of annual base salary, so long as Mr. Amir agrees, if requested, to continue with Autobytel or any successor for no longer than 90 days after the change of control. If Mr. Amir’s compensation is deemed to be parachute payments under the Internal Revenue Code, then Autobytel has agreed to make additional payments to him to compensate for his additional tax obligations.

Mr. Amir will also be granted stock options to purchase 100,000 shares of Autobytel’s common stock, which shall vest, as to 33,333 of the options, on the one year anniversary of the date of grant, and thereafter approximately 2,777 of the options shall vest on each monthly anniversary of the date of grant, provided that the vesting of such options shall accelerate upon a change of control.

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

We expect our results of operations and financial condition during 2005 to be adversely affected by higher than expected operating costs, including an increase in customer acquisition costs and costs relating to compliance with the Sarbanes-Oxley Act of 2002, as well as costs associated with the restatements of our consolidated financial statements which were filed on May 31, 2005, the internal review relating to the restatements, and the remediation of material weaknesses in our internal controls identified in our internal review. In addition, costs associated with defending purported class action and derivative lawsuits filed against us and certain current directors and current and former officers relating to the restatements of our consolidated financial statements, and costs associated with enforcing our intellectual property rights, including the lawsuit filed against Dealix Corporation for patent infringement, are also expected to increase our operating costs and adversely affect our results of operations and financial condition.

As previously announced, on April 27, 2005, (i) Jeffrey Schwartz resigned as our Chief Executive Officer and President (but remains an employee in the role of Vice Chairman), (ii) Richard Post, a director, was elected as Chief Executive Officer and President, and (iii) Richard Walker, former Executive Vice President, Corporate Development and Strategy, was elected as Executive Vice President and Chief Operating Officer.

As previously announced, on April 1, 2005, Matthew McDowell, our Vice President and Controller and principal accounting officer, resigned as an employee of Autobytel. Michael F. Schmidt, our Chief Financial Officer, assumed the functions of principal accounting officer, pending our appointment of a Controller.

As previously announced, on May 30, 2005, Mr. Schmidt was appointed as our Chief Financial Officer.

As previously announced, on June 16, 2005, Andrew Donchak tendered his resignation as our Executive Vice President effective July 31, 2005. In connection with the resignation, Mr. Donchak is entitled to a severance payment equal to one year’s base salary at the highest rate paid while employed by us and benefits for twelve months following the termination of his employment. As a result, we accrued $0.3 million in sales and marketing expenses during the second quarter of 2005.

On April 19, 2005, we took steps to commit to integrate the business operations of our customer loyalty and retention marketing program, Retention Performance Marketing, with our customer lead management product, Web Control®, (the “Integration”). We determined to proceed with the Integration in order to increase efficiency and respond to market demand for integrated customer relationship management solutions. As part of the Integration, we intend to close our Houston office and to move the operations of such office to our offices in Irvine, California and/or Westerville, Ohio. Certain employees in the Houston office may relocate to our offices in Irvine, California and/or Westerville, Ohio. We expect to complete the Integration by December 31, 2005. We estimate that the total expenses relating to the Integration, primarily consisting of retention, severance and relocation costs, will be between $175,000 and $300,000.

We expect revenue from our business for the second half of 2005 to be lower than the second half of 2004. We also expect the percentage of 2005 revenues from lead fees to decrease and the percentage of revenues from CRM services and advertising to increase, in each case, from 2004.

As of June 30, 2005, we had $45.1 million in domestic cash, cash equivalents, and short-term and long-term investments.

Net cash used in operations was $6.4 million in the second quarter of 2005. The decrease is primarily due to the payments associated with the previous internal review, restatements and audits of our consolidated financial statements, annual insurance premiums and a contract dispute settlement, which totaled approximately $8.6 million. We may continue to use cash from operations for the remainder of 2005.

Our lead referral dealer relationships represent every major domestic and imported make of vehicle and light truck sold in the United States. As of June 30, 2005, our lead referral dealer relationships consisted of approximately 6,100 retail dealer relationships (including approximately 260 suspended dealers), relationships with major dealer groups representing approximately 680 enterprise dealer relationships, and five direct relationships encompassing 15 brands with automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives representing up to approximately 17,000 enterprise dealer relationships. As of June 30, 2005, approximately 850 retail dealers had more than one retail lead referral dealer relationship with us. A majority of our revenue from lead referral dealer relationships is derived from retail dealer relationships and enterprise dealer relationships with major dealer groups. In addition, as of June 30, 2005, our finance lead referral network included approximately 300 relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. As of June 30, 2005, CRM customer relationships consisted of approximately 2,900 Web Control, our lead management product, and approximately 760 Retention Performance Marketing® (RPM®), our customer loyalty and retention marketing program, relationships. As an example of how we calculate these relationships, a dealer that subscribes to the Autobytel.com new car program and the Autoweb.com new car program accounts for two retail dealer relationships, and a dealer that subscribes to our Web Control product and RPM program accounts for two CRM customer relationships. As a further example, a dealer group that owns three different franchises and that subscribes to the Autoweb.com new car program for all such franchises accounts for three retail dealer relationships. Web Control customer relationships are accounted for based on the number of customers using Web Control, rather than the number of franchises owned by a given customer. We no longer include iManagerSM (our legacy lead management tool) product relationships within CRM customer relationships, as we are offering dealers who use iManager the opportunity to migrate to Web Control. Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests or performance of services has been suspended. The number of dealer relationships and customer relationships as of June 30, 2005 referred to above was determined in conformity with the methodology described above.

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

Generally, our dealer contracts are terminable on 30 days’ notice by either party. As of June 30, 2005, a major manufacturer in our program accounted for up to approximately 8,000 enterprise dealer relationships. This program with such major manufacturer automatically extends in one-month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. We intend to strengthen the size and quality of our relationships with major dealer groups and automotive manufacturers.

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

For the three months ended June 30, 2005 and 2004, lead fees were $19.7 million and $21.8 million, or 63% and 70% of total revenues in the second quarter of 2005 and 2004, respectively. We expect to derive a majority of our revenues in the foreseeable future from retail dealers, enterprise dealers and automotive manufacturers that participate in our online car buying referral networks and dealers, finance request intermediaries, and automotive finance companies that participate in our Car.com finance referral network. We anticipate that our lead fee revenue in 2005 will decrease compared to 2004 due to lower revenues from retail dealers, partially offset by higher finance request revenue.

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

Revenues from advertising were $4.5 million and $3.2 million, or 14% and 10% of total revenues, in the second quarter of 2005 and 2004, respectively. With further selling of additional advertising inventory, an increase in Internet advertising spending by automotive manufacturers, the acquisition of Stoneage in April 2004 and the addition of new and higher priced products, such as rich media and direct marketing offerings, we anticipate that our advertising revenues in 2005 will increase compared to 2004.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of the Web Control system (Web Control), our customer lead management product, Retention Performance Marketing (RPM) and iDriveonline, our customer loyalty and retention marketing programs, and Automotive Download Services (ADS), our data extraction service. CRM services include fees from Web Control and ADS and fees from dealers using the iDriveonline program beginning April 9, 2004. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $6.0 million and $5.0 million, or 19% and 16% of total revenues, in the second quarter of 2005 and 2004, respectively. We expect revenues from our CRM services to increase in 2005 compared to 2004 primarily due to the acquisition of iDriveonline in April 2004.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. Revenues from data, applications and other were $1.1 million and $1.2 million, or 4% of total revenues, in the second quarter of 2005 and 2004, respectively. We develop data for use on our Web sites, and also make it available to third parties, such as automotive manufacturers and internet portals. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect revenues from data, applications and other to decline in 2005 compared to 2004.

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

We delivered approximately 0.9 million and 1.1 million purchase requests through our online systems to retail and enterprise dealers in the second quarter of 2005 and 2004, respectively. Of these, approximately 0.6 million and 0.7 million were delivered to retail dealers in the second quarter of 2005 and 2004, respectively, and approximately 0.3 million and 0.4 million were delivered to enterprise dealers in the second quarter of 2005 and 2004, respectively. The number of purchase requests we delivered to our retail and enterprise dealers in the second quarter of 2005 declined by 0.1 million compared to the first quarter of 2005. Management is taking actions to reverse this trend. However, we cannot assure that this trend will not continue.

Additionally, we delivered approximately 0.2 million and 0.1 million finance requests in the second quarter of 2005 and 2004, respectively, to retail dealers, finance request intermediaries, and automotive finance companies. We expect that the number of finance requests we deliver to retail dealers, finance request intermediaries, and automotive finance companies will increase in 2005 compared to 2004.

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

Our relationship with retail dealers may terminate for various reasons including:

•	termination by the dealer due to issues with purchase request volume, purchase request quality, fee increases or lack of dedicated personnel to manage the program effectively,

•	termination by us due to the dealer providing poor customer service to consumers or for nonpayment of fees by the dealer,

•	termination by us of dealers that cannot provide us with a reasonable profit,

•	extinction of the manufacturer brand, or

•	sale or termination of the dealer franchise.

In the second quarter of 2005, we experienced a net reduction of approximately 100 in our number of retail dealer relationships. We cannot assure that we will be able to reduce dealer turnover. Our inability or failure to reduce dealer turnover could have a material adverse effect on our business, results of operations and financial condition.

Because our primary revenue source is from lead fees, our business model is different from many other Internet commerce sites. The automobiles requested through our Web sites are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no procurement, carrying or shipping costs and no inventory risk.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	41	41	40	42
Sales and marketing	22	23	24	23
Product and technology development	20	18	19	18
General and administrative	27	15	26	14
Amortization of acquired intangible assets	1	—	1	—

Total costs and expenses	111	97	110	97

Income (loss) from operations	(11)	3	(10)	3
Other income (expense)	1	1	1	—

Income (loss) before income taxes	(10)	4	(9)	3
Provision for income taxes	—	—	—	—

Net income (loss)	(10)%	4%	(9)%	3%

Revenues by groups of similar services are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Lead fees	$19,699	$21,772	$41,324	$38,964
Advertising	4,497	3,165	9,258	6,267
CRM services	6,040	4,951	11,798	7,960
Data, applications and other	1,149	1,234	2,333	2,549

Total revenues	$31,385	$31,122	$64,713	$55,740

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues. Our revenues increased by $0.3 million, or 1%, to $31.4 million in the second quarter of 2005 compared to $31.1 million in the second quarter of 2004. The increase was due to growth in CRM services and advertising, offset by a decrease in lead fees.

Lead Fees. Lead fees decreased by $2.1 million, or 10%, to $19.7 million in the second quarter of 2005 compared to $21.8 million in the second quarter of 2004. The decrease was driven by a decline of 0.2 million in purchase requests delivered, offset by an increase of 0.1 million in finance requests delivered. The number of retail dealer relationships in our lead referral program was approximately 6,100 and 6,500 at June 30, 2005 and 2004, respectively. The number of enterprise dealer relationships with major dealer groups in our lead referral program was approximately 680 and 590 at June 30, 2005 and 2004, respectively. In addition, we had five direct relationships encompassing 15 brands with automotive manufacturers or their automotive buying service affiliates representing up to approximately 17,000 enterprise dealer relationships at June 30, 2005, compared to six direct relationships encompassing 17 brands representing up to approximately 18,100 enterprise dealer relationships at June 30, 2004. Our finance lead referral network at June 30, 2005 and 2004 also included approximately 300 and 200, respectively, relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in the Car.com finance referral network. Lead fees and the number of purchase requests we delivered to our customers continued to decline in the second quarter of 2005 compared to the first quarter of 2005 and fourth quarter 2004. Management is taking actions to reverse this trend. However, we cannot assure that this trend will not continue.

Advertising. Advertising revenue increased by $1.3 million, or 42%, to $4.5 million in the second quarter of 2005 compared to $3.2 million in the second quarter of 2004. The increase was primarily due to higher spending by automotive manufacturers and the addition of new products, such as rich media and direct marketing offerings. With further selling of additional available advertising inventory, an increase in Internet advertising spending by automotive manufacturers and the addition of new and higher priced products, such as rich media and direct marketing offerings, we expect our advertising revenues to increase in 2005 compared to 2004.

CRM Services. CRM services increased by $1.1 million, or 22%, to $6.0 million in the second quarter of 2005 compared to $5.0 million in the second quarter of 2004. The increase was due to an increase in the number of Web Control and RPM customers. The number of Web Control customers and RPM customers were approximately 2,900 and 760, respectively, at June 30, 2005 compared to approximately 2,690 and 680, respectively, at June 30, 2004. We expect revenues from our CRM services to increase in 2005 compared to 2004 due to the acquisition of iDriveonline in April 2004.

Data, Applications and Other. Revenues from data, applications and other decreased by $0.1 million, or 7%, to $1.1 million in the second quarter of 2005 compared to $1.2 million in the second quarter of 2004. We expect data, applications and other to decline in 2005 compared to 2004.

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

Cost of revenues decreased by $0.2 million or 2% to $12.7 million in the second quarter of 2005 compared to $12.9 million in the second quarter of 2004. This represents 41% of total revenues for both the second quarter of 2005 and 2004. The decrease was due to a $0.6 million decrease in the costs of purchase requests acquired from third parties, a $0.1 million decrease in personnel and related costs, a $0.3 million decrease in amortization of capitalized internal use software, offset by a $0.8 million increase in printing, production, and postage costs for our customer loyalty and retention program. The decrease in purchase request costs was primarily due to the decreased delivery of purchase requests. The decrease in personnel and related costs was primarily due to decrease headcount. The decrease in amortization of capitalized internal use software was due to certain costs that were fully amortized in 2004. The increase in printing, production and postage costs was due to the increase in customer loyalty and retention program volumes in our RPM business. We expect our costs of revenue to increase in 2005 compared to 2004.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. Sales and marketing expense in the second quarter of 2005 were flat when compared to the second quarter of 2004. We expect our sales and marketing expenses to increase in 2005 compared to 2004.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Product and technology development expense increased by $0.8 million, or 15%, to $6.3 million in the second quarter of 2005 compared to $5.5 million in the second quarter of 2004. This represents 20% and 18% of total revenues for the second quarter of 2005 and 2004, respectively. The increase was due to higher personnel and related costs of $0.7 million and a $0.1 million in severance costs associated with the separation of three employees from us. The higher personnel and related costs are associated with the increase in headcount. We expect our product and technology development expenses to increase in 2005 compared to 2004.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $4.0 million, or 89%, to $8.5 million in the second quarter of 2005 compared to $4.5 million in the second quarter of 2005. This represents 27% and 15% of total revenues for the second quarter of 2005 and 2004, respectively. The increase was primarily due to costs associated with the internal review, restatements and audits of our consolidated financial statements of $2.6 million, an increase in legal fees of $1.0 million, of which $0.4 million was associated with enforcing our intellectual property rights, $0.1 million was associated with defending purported class action and derivative lawsuits filed against us and $0.5 million was related to other legal matters, a $0.4 million increase in temporary personnel costs, a $0.4 million reduction in the estimated provision for bad debt in the second quarter of 2004 and a $0.2 million increase in insurance costs. These increases were offset by a $0.3 million charge related to an abandoned acquisition in the second quarter of 2004, a $0.2 million decrease in personnel costs and a $0.1 million severance charge associated with the separation of an employee in the second quarter of 2004. We expect our general and administrative expenses to increase in 2005 compared to 2004 due to costs relating to compliance with the Sarbanes-Oxley Act of 2002, costs associated with our internal review and the remediation of material weaknesses in our internal control over financial reporting identified in our internal review, costs associated with defending purported class action and derivative lawsuits filed against us and certain current directors and current and former officers relating to the restatements of our consolidated financial statements, and costs associated with enforcing our intellectual property rights, including the lawsuit filed against Dealix Corporation for patent infringement.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and Stoneage acquisitions. Amortization of acquired intangible assets in the second quarter of 2005 was flat when compared to the second quarter of 2004.

Interest Income. In the second quarter of 2005, interest income increased by $0.2 million, to $0.4 million compared to $0.2 million in the second quarter of 2004. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Loss in Equity Investees. Loss in equity investee in the first quarter of 2004 represents our share of loss in Autobytel.Europe prior to the adoption of FIN 46R.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes. Provision for state income taxes in the second quarter of 2005 was flat when compared to the second quarter of 2004. In the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We have net operating loss carryforwards that expire in various years through 2024. We also have federal and state research tax credit carryforwards. The federal research tax credits expire in various years through 2022. The state research tax credits do not expire. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the carryforwards before utilization. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. At the end of each reporting period, we evaluate whether it is more likely than not that our deferred tax assets are not realizable. While we believe that such deferred tax assets were not realizable at June 30, 2005, our assessment may change in future periods if we generate positive operating results and such adjustment would impact our provision for income taxes in the period of such change.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues. Our revenues increased by $9.0 million, or 16%, to $64.7 million for the six months ended June 30, 2005 compared to $55.7 million for the same period in 2004. The increase was due to growth in lead fees, CRM services and advertising, which was primary driven by the benefit of Car.com and iDriveonline for a full six months.

Lead Fees. Lead fees increased by $2.4 million, or 6%, to $41.3 million for the six months ended June 30, 2005 compared to $39.0 million for the same period in 2004. The increase was due to the delivery of an additional 0.3 million finance requests delivered to dealers, finance request intermediaries, and automotive finance companies for the six months ended June 30, 2005 when compared to the same period in 2004. This increase was offset by a decline of 0.1 million in purchase requests delivered. The increase in finance requests was due to the benefit of Car.com for a full six months in 2005.

Advertising. Advertising revenue increased by $3.0 million, or 48%, to $9.3 million for the six months ended June 30, 2005 compared to $6.3 million for the same period in 2004. The increase was primarily due to higher spending by automotive manufacturers, the benefit of Car.com for a full six months in 2005 and the addition of new products, such as rich media and direct marketing offerings in the second half of 2004.

CRM Services. CRM services increased by $3.8 million, or 48%, to $11.8 million for the six months ended June 30, 2005 compared to $8.0 million for the same period in 2004. The increase was due to an increase in RPM revenues, primarily due to the benefit of iDriveonline for a full six months in 2005 coupled with its higher fees from its customer loyalty and retention marketing programs. Also, the increase was due to an increase in the number of Web Control and RPM customers. The number of Web Control customers and RPM customers were approximately 2,900 and 760, respectively, at June 30, 2005 compared to approximately 2,690 and 680, respectively, at June 30, 2004.

Data, Applications and Other. Revenues from data, applications and other decreased by $0.2 million, or 8%, to $2.3 million for the six months ended June 30, 2005 compared to $2.5 million for the same period in 2004. The decrease was primarily due to a decrease in fees from a program offered to credit unions that was discontinued in the fourth quarter of 2004, coupled with a decrease in fees from classified advertising service and training.

Cost of Revenues. Cost of revenues consists of TAC and other cost of revenues. TAC consists of payments made to our internet purchase providers, including internet portals and online automotive information providers. Other cost of revenues consists of printing, production, and postage for our customer loyalty and retention programs, fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

Cost of revenues increased by $2.7 million or 11% to $26.1 million for the six months ended June 30, 2005 compared to $23.4 million for the same period in 2004. This represents 40% and 42% of total revenues for the six months ended June 30, 2005 and 2004, respectively. The increase was due to a $2.0 million increase in the costs of purchase and finance requests acquired from third parties, a $1.4 million increase in printing, production, and postage costs and a $0.1 million increase in amortization of acquired technology. This increase was offset by a $0.2 million decrease in compensation costs, a $0.2 million decrease in depreciation expense and a $0.4 million decrease in the amortization of capitalized internal use software. The increase in purchase request and finance request costs was primarily due to the increased delivery of finance requests. The increase in printing, production and postage costs was primarily due to the increase in customer loyalty and retention program volumes in our RPM business. The increase in amortization of acquired technology was a result of the acquisitions of Stoneage and iDriveonline. The decrease in personnel and related costs was primarily due to decrease headcount. The decrease in depreciation and amortization of capitalized internal use software was due to certain costs that were fully depreciated and amortized in 2004.

Sales and Marketing. Sales and marketing expense increased by $2.0 million, or 15%, to $15.1 million in the six months ended June 30, 2005 compared to $13.1 million for the same period in 2004. This represents 24% and 23% of total revenues for the six months ended June 30, 2005 and 2004, respectively. The increase was due to a $1.8 million increase in costs associated with sales and customer relationship maintenance and a $0.3 million increase in marketing personnel and related costs, offset by a $0.1 million decrease in other marketing costs. The increase in sales and customer relationship maintenance was due to higher personnel costs related to increased headcount and severance costs associated with the separation of two employees from us. The increase in marketing personnel and related costs was due to an increase in headcount.

Product and Technology Development. Product and technology development expense increased by $2.5 million, or 26%, to $12.4 million in the six months ended June 30, 2005 compared to $9.8 million for the same period in 2004. This represents 19% and 18% of total revenues for the six months ended June 30, 2005 and 2004, respectively. The increase was due to higher personnel and related costs of $2.1 million, a $0.1 million increase in telephone costs related to our voice communications and a $0.3 million in other costs. The higher personnel and related costs is associated with the increase in headcount, largely from the acquisition of iDriveonline and Stoneage.

General and Administrative. General and administrative expense increased by $9.3 million, or 124%, to $16.9 million in the six months ended June 30, 2005 compared to $7.5 million for the same period in 2004. This represents 26% and 14% of total revenues for the six months ended June 30, 2005 and 2004, respectively. The increase was primarily due to costs associated with the internal review, restatements and audits of our consolidated financial statements of $6.0 million, an increase in legal fees of $1.6 million, of which $0.8 million was associated with enforcing our intellectual property rights, $0.2 million was associated with defending purported class action and derivative lawsuits filed against us and $0.6 million was related to other legal matters, a $0.6 million increase in temporary personnel costs, a $0.4 million increase in consulting fees related to the documentation and testing of the effectiveness of our internal control over financial reporting, a $0.3 million increase in recruiting costs, a $0.2 million increase in the estimate of bad debt expense that could result from the inability or failure of our customers to pay for our services, a $0.4 million reduction in the estimated provision for bad debt in 2004, a $0.1 million increase in insurance costs and a $0.1 million increase in other costs. These increases were offset by a $0.3 million charge related to an abandoned acquisition in 2004 and a $0.1 million severance charge associated with the separation of an employee in 2004.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and Stoneage acquisitions. Amortization of acquired intangible assets increased by $0.5 million for the six months ended June 30, 2005 compared to the same period in 2004. The increase was primarily due to the acquisitions of iDriveonline and Stoneage.

Interest Income. In the six months ended June 30, 2005, interest income increased by $0.3 million, to $0.7 million compared to $0.4 million for the same period in 2004. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Loss in Equity Investee. Loss in equity investee in the six months ended June 30, 2004 represents our share of loss in Autobytel.Europe prior to the adoption of FIN 46R.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Stock Options Granted in 2005

From January 1, 2005 through June 30, 2005, we granted stock options to purchase 893,500 shares of common stock under our 1996 Stock Incentive Plan, 1999 Employee and Acquisition Related Stock Option Plan and Amended and Restated 2001 Restricted Stock and Option Plan. The stock options were granted at our common stock closing price on the date of grant. As of June 30, 2005, we had approximately 8.3 million outstanding stock options.

Employees

As of July 31, 2005, we had a total of 425 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our domestic cash, cash equivalents, and short-term and long-term investments totaled $45.1 million as of June 30, 2005, representing a decrease of $7.1 million in the second quarter of 2005. The decrease is primarily due to the payments associated with the previous internal review, restatements and audits of our consolidated financial statements, annual insurance premiums and a contract dispute settlement, which totaled approximately $8.6 million. As of June 30, 2005, we had $27.1 million in domestic cash and cash equivalents. As of June 30, 2005, restricted international cash and cash equivalents held by Autobytel.Europe were $8.6 million for use as directed by Autobytel.Europe. Restricted international cash and cash equivalents are not available to us.

Net cash used in operating activities was $6.4 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $0.7 million for the same period in 2004. Net cash used in operating activities for the six months ended June 30, 2005 resulted from a net loss of $6.1 million for the period, a $3.1 million increase in accounts receivable, $0.7 million increase in prepaid expenses and other current assets and a $0.5 million decrease in accounts payable and accrued expenses, which were partially offset by non-cash charges. The $3.1 million increase in accounts receivable was primarily due to the increase in days sales outstanding from 51 days during the three months ended December 31, 2004 to 57 days for the six months ended June 30, 2005. The $0.7 million increase in prepaid expenses and other current assets was primarily due to the payment of insurance premiums during the first half of 2005, offset by the amortization of the insurance premiums. The $0.5 million decrease in accounts payable and accrued expenses was primarily due to payout of accrued compensation costs in the first half of 2005, offset by professional fees incurred related to the restatements of our consolidated financial statements, internal review, and defending purported class action and derivative lawsuits filed against us and certain current directors and current and former officers.

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

Net cash provided by investing activities was $9.2 million for the six months ended June 30, 2005 compared to net cash used in investing activities of $32.0 million for the same period in 2004. Cash provided by investing activities for the six months ended June 30, 2005 was related to the sale and maturities of short-term investment in government sponsored agency bonds and auction rate securities, offset by purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities and purchases of property and equipment. Cash used in investing activities in the six months ended June 30, 2004 was related to the acquisitions of Stoneage and iDriveonline, net purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities and purchases of property and equipment, offset by the change in Autobytel.Europe’s cash balance.

Net cash provided by financing activities was nominal for the six months ended June 30, 2005 compared to $3.4 million for the same period in 2004. Cash provided by financing activities in the six months ended June 30, 2004 was due to proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options, offset by payments of capital lease obligations assumed in the Stoneage acquisition.

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

The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated reserve for bad debts are recorded as an increase in general and administrative expenses. Reductions in the estimated reserve for bad debts are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written-off against the previously established estimated reserve for bad debts and have no impact on operating expenses.

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

During the three months and six months ended June 30, 2005, we added $0.8 million and $1.8 million, respectively, to our domestic allowances for bad debts and customer credits. Also during the three months and six months ended June 30, 2005, we wrote-off $0.9 million and $1.7 million, respectively, from our previously established allowances for bad debts and customer credits. The write-offs had no impact on our revenues or operating expenses. As of June 30, 2005, our estimated allowances for domestic bad debts and customer credits have increased to $1.1 million, or 6% of gross accounts receivable from $1.0 million, or 5%, of gross accounts receivable as of December 31, 2004.

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

In 2005, we renewed our leases for our facilities in Irvine, California and Houston, Texas, which expire in September 2010 and April 2006, respectively. Additionally, we entered into a new lease for our facilities in Troy, Michigan, which expires in December 2010. Our contractual commitments associated with these lease obligations totaled $7.1 million as of June 30, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. We expect the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures in Note 2 of the Notes to Consolidated Financial Statements.

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

In May 2005, Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

We have only been profitable from the fourth quarter of 2002 through the fourth quarter of 2004 and otherwise have a history of net losses. We incurred a loss in the first two quarters of 2005 and cannot assure that we will be profitable in the future. If we are unable to achieve profitability in the future and we lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002 and have achieved profitability from the fourth quarter of 2002 through the fourth quarter of 2004. We incurred a loss in the first half of 2005, primarily because of the costs related to the restatements of our financial statements and the internal review related to those restatements. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $154.5 million as of June 30, 2005 and $148.4 million as of December 31, 2004.

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

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005. The hearing is currently set for November 2005. Additional lawsuits asserting the same or similar claims may be filed as well. We intend to defend the claims vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on our results of operations and financial condition.

In addition, our directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Pursuant to stipulated order, defendants’ response to this Amended Derivative Complaint is due in September 2005. We intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations and financial condition.

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

We will incur substantial expenses relating to remediation of material weaknesses in our internal controls identified in our internal review related to the restatement of our consolidated financial statements for certain prior periods, which will materially and adversely affect our financial condition, results of operations, and cash flows.

We will incur substantial expenses relating to the remediation of material weaknesses in our internal controls identified in our internal review related to the restatement of our consolidated financial statements for the full 2002 fiscal year, the first, second, and third fiscal quarters of 2003, the full 2003 fiscal year, and the first and second fiscal quarters of 2004. These expenses will materially and adversely affect our financial condition, results of operations, and cash flows.

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

We requested and received from a Nasdaq Listing Qualifications Panel (the “Panel”) several extensions within which to comply with Nasdaq Marketplace Rule 4310(c)(14). On April 7, 2005, we received an extension to the deadline to come into full compliance with Nasdaq Marketplace Rule 4310(c)(14) to May 15, 2005, which deadline was subsequently extended by the Panel to May 31, 2005. The Panel’s decision to continue the listing of our shares on The Nasdaq National Market was subject to the condition that we file, on or before May 31, 2005, our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, and certain required restatements of our financial statements for prior periods. We have now complied with this condition. In addition, our continued listing is conditioned on us timely filing all periodic reports with the Securities and Exchange Commission and The Nasdaq Stock Market for all reporting periods ending on or before December 31, 2006. The filing of a Form 12b-25 extension request will not result in an automatic extension of these filing deadlines.

On May 20, 2005, we received notice from The Nasdaq Stock Market that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) has called for a review of the Panel’s April 7, 2005 decision. On June 30, 2004, we submitted additional information for the Listing Council’s consideration. We cannot give any assurances as to what actions the Listing Council may take, but such actions could include delisting our shares from The Nasdaq National Market. We cannot provide any assurance that our shares will not be delisted as a result of the Listing Council review process. In addition, if we are unable to comply with the conditions for continued listing required by the Panel, then our shares of common stock are subject to immediate delisting from The Nasdaq National Market. If our shares of common stock are delisted from The Nasdaq National Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market. If our common stock is no longer traded through a market system, it may not be liquid, which could affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. We intend to appeal any decision to delist our shares from The Nasdaq National Market, but cannot provide any assurance that our appeal will be successful. Any such appeal will not stay the decision to delist our shares.

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

Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is relatively new. Competition has increased significantly in 2005. Our business is characterized by minimal technical barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names and deliver satisfactory value to our customers. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We compete with other entities which maintain similar commercial Web sites including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete with vehicle dealers that are not part of our networks. Such companies may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. The Web Control product competes with products from companies such as Reynolds and Reynolds and Cobalt Systems Corporation. Our customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., Minacs, Online Administrators and Teletech.

We believe that the principal competitive factors in the online market are:

•	brand recognition,

•	dealer return on investment,

•	lead quality,

•	speed and quality of fulfillment,

•	field sales and customer support,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of integrated products and services,

•	ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service, and

•	technical expertise.

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

Employee pricing and other actions by manufacturers that promote transparent pricing may decrease the perceived value of our services to consumers and dealers. If the number of consumers and dealers who use our services declines, our revenues will decrease.

In the summer of 2005, some manufacturers introduced programs allowing all consumers to purchase new vehicles at prices offered to employees. Employee pricing and future actions by manufacturers that promote transparent pricing may negatively affect the perceived value of our services to consumers and dealers. A decline in the perceived value of our services to consumers and dealers may result in a decline in demand for our services, which could adversely affect our business, financial condition and results of operations.

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

Zero percent financing and other incentives offered by manufacturers in 2003 and 2004 and employee pricing offered to all consumers by some manufacturers in 2005 may negatively affect vehicle sales in 2005 and 2006, respectively. Consumers may have accelerated their planned vehicle purchases from 2005 to 2004 and 2003 and from 2006 to 2005. At some point in the future, manufacturers may decrease current levels of incentive spending on new vehicles, which has served to drive sales volume in the past. Such a reduction in incentives could lead to a decline in demand for new vehicles. A decline in vehicle purchases may result in a decline in demand for our services which could adversely affect our business, financial condition and results of operations.

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

With the exception of the finance.car.com Web site, the ADS production servers and certain related systems, our production Web sites and certain systems, including Autobytel.com, Autoweb.com, CarSmart.com, AutoSite.com, Car.com, AVV.com, iDriveonline and RPM are currently hosted at secure third-party hosting facilities. We host the finance.car.com Web site and certain related systems at Car.com’s facilities and we host the ADS production servers at AVV’s facilities. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future.

Our main production systems and our accounting, finance and contract management systems are hosted in secure facilities with generators and other alternate power supplies in case of a power outage. However, our corporate offices, where we have the users and limited applications for our accounting, finance and contract management systems, are vulnerable to wide-scale power outages. To date, we have not been significantly affected by blackouts or other interruptions in service. In the event we are affected by interruptions in service, our business, results of operations and financial condition could be materially and adversely affected.

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

Item 4. Controls and Procedures

As more fully described in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we restated our financial statements for the full 2002 fiscal year, the first, second, and third fiscal quarters of 2003, the full 2003 fiscal year, and the first and second fiscal quarters of 2004.

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

The following changes in our internal control over financial reporting occurred during the period covered by this report, and these changes materially affected, or were reasonably likely to materially affect, our internal control over financial reporting: (1) we accepted the resignation of our Chief Executive Officer and President (from such positions) and appointed one of our board members as our new Chief Executive Officer and President; (2) we promoted our Executive Vice President, Corporate Development and Strategy, to Executive Vice President and Chief Operating Officer; (3) we promoted our Senior Vice President, Finance, to Executive Vice President and Chief Financial Officer; (4) we accepted the resignation of our Controller and principal accounting officer; and (5) the duties of our Controller and principal accounting officer have been assumed by our Executive Vice President and Chief Financial Officer, pending our appointment of a Controller.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autobytel case. Autobytel has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. Autobytel would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autobytel to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autobytel currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autobytel is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Autobytel. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autobytel’s insurance carriers should arise, Autobytel’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court’s opinion. The revised settlement agreement has been approved by all of the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autobytel is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, or whether such damages would have a material impact on our results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court’s opinion. The revised settlement agreement has been approved by all of the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on our results of operations, financial condition or cash flows in any future period.

On September 24, 2004, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, we assert infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. We contend that Dealix Corporation is infringing our patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests and seek damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. We filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, is scheduled for October, 2005. Dealix Corporation also seeks attorney’s fees and costs. We expect to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

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

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005. The hearing is currently set for November 2005. Additional lawsuits asserting the same or similar claims may be filed as well. We intend to defend the claims vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on our results of operations, financial condition or cash flows.

In addition, our directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Pursuant to stipulated order, defendants’ response to this Amended Derivative Complaint is due in September 2005.We intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations, financial condition or cash flows.

We have reviewed the above class and derivative actions and do not believe that it is probable that a loss contingency has occurred, therefore, no amounts have been recorded in the accompanying consolidated financial statements.

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

Item 6. Exhibits

10.1	Employment Agreement, dated April 27, 2005, between Autobytel Inc. and Richard Post is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

10.2	Employment Agreement, dated April 27, 2005, between Autobytel Inc. and Jeffrey Schwartz is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

10.3	Employment Agreement, dated April 27, 2005, between Autobytel Inc. and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

10.4	Employment Agreement, dated May 30, 2005, between Autobytel Inc. and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2005.

10.5	Letter Agreement, dated June 15, 2005, between Autobytel Inc. and Andrew Donchak is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2005.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 8, 2005.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 8, 2005.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 8, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ MICHAEL F. SCHMIDT
Michael F. Schmidt
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer,
and Principal Accounting Officer)

Date: August 8, 2005

EXHIBIT INDEX

10.1	Employment Agreement, dated April 27, 2005, between Autobytel Inc. and Richard Post is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

10.2	Employment Agreement, dated April 27, 2005, between Autobytel Inc. and Jeffrey Schwartz is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

10.3	Employment Agreement, dated April 27, 2005, between Autobytel Inc. and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

10.4	Employment Agreement, dated May 30, 2005, between Autobytel Inc. and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2005.

10.5	Letter Agreement, dated June 15, 2005, between Autobytel Inc. and Andrew Donchak is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2005.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 8, 2005.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 8, 2005.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 8, 2005.