Form 10-Q
period 2005-09-30
AUTOBYTEL  INC
filed 2005-11-07
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 31, 2005, there were 42,007,889 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Domestic cash and cash equivalents	$29,149	$24,287
Restricted international cash and cash equivalents	8,498	9,053
Short-term investments	9,000	16,500
Accounts receivable, net of allowances for bad debts and customer credits of $1,246 and $1,037, respectively	19,426	17,920
Prepaid expenses and other current assets	3,325	2,344

Total current assets	69,398	70,104
Long-term investments	6,000	12,000
Property and equipment, net	4,169	3,389
Capitalized internal use software, net	95	225
Goodwill	70,697	70,697
Acquired intangible assets, net	2,651	4,187
Other assets	98	115

Total assets	$153,108	$160,717

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,205	$5,812
Accrued expenses	7,696	7,990
Current portion of deferred revenues	4,122	4,029
Accrued domestic restructuring	—	74
Other current liabilities	2,234	2,216

Total current liabilities	19,257	20,121
Long-term deferred revenues	—	8

Total liabilities	19,257	20,129
Minority interest	4,247	4,521
Commitments and contingencies (Note 6.)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 42,007,889 and 41,905,848 shares issued and outstanding, respectively	42	42
Additional paid-in capital	282,605	282,287
Accumulated other comprehensive income	1,698	2,099
Accumulated deficit	(154,741)	(148,361)

Total stockholders’ equity	129,604	136,067

Total liabilities, minority interest and stockholders’ equity	$153,108	$160,717

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$30,595	$32,453	$95,308	$88,193
Costs and expenses:
Cost of revenues	12,811	13,049	38,880	36,465
Sales and marketing	6,069	6,333	21,159	19,416
Product and technology development	5,713	5,115	18,063	14,925
General and administrative	6,476	4,411	23,343	11,944
Amortization of acquired intangible assets	370	451	1,184	782

Total costs and expenses	31,439	29,359	102,629	83,532

Income (loss) from operations	(844)	3,094	(7,321)	4,661
Interest income	401	244	1,139	649
Loss in equity investee	—	—	—	(84)
Foreign currency exchange gain	11	—	21	20
Other expense	—	(10)	—	(9)
Minority interest	—	(27)	(93)	(74)

Income (loss) before income taxes	(432)	3,301	(6,254)	5,163
Benefit (provision) for income taxes	145	(92)	(126)	(292)

Net income (loss)	$(287)	$3,209	$(6,380)	$4,871

Net income (loss) per share:
Basic	$(0.01)	$0.08	$(0.15)	$0.12

Diluted	$(0.01)	$0.07	$(0.15)	$0.11

Shares used in computing net income (loss) per share:
Basic	41,955,016	41,757,703	41,922,751	40,413,342

Diluted	41,955,016	44,300,265	41,922,751	43,917,425

Comprehensive income (loss):
Net income (loss)	$(287)	$3,209	$(6,380)	$4,871
Translation adjustment	(87)	(61)	(401)	6

Comprehensive income (loss)	$(374)	$3,148	$(6,781)	$4,877

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(6,380)	$4,871
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	1,315	1,216
Amortization of capitalized internal use software	202	685
Amortization of acquired intangible assets	1,432	923
Impairment of acquired intangible assets	104	173
Provision for bad debt	621	154
Provision for customer credits	2,330	1,231
Loss (gain) on disposal of property and equipment	(10)	20
Loss in equity investee	—	84
Minority interest	93	74
Changes in assets and liabilities, excluding the effect of acquisitions and consolidation of Autobytel.Europe:
Accounts receivable	(4,457)	(2,240)
Prepaid expenses and other current assets	(981)	(477)
Other assets	17	17
Accounts payable	(607)	(395)
Accrued expenses	(294)	(973)
Deferred revenues	85	(616)
Accrued domestic restructuring	(74)	(137)
Accrued international licensee liabilities	—	(1,541)
Other current liabilities	18	236

Net cash provided by (used in) operating activities	(6,586)	3,305

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(20,631)
Sales and maturities of short-term and long-term investments	21,600	17,991
Purchases of short-term and long-term investments	(8,100)	(42,500)
Redemptions of long-term investments	—	12,000
Changes in restricted international cash and cash equivalents	(213)	2,005
Capitalized internal use software costs	(72)	—
Purchases of property and equipment	(2,177)	(1,449)
Proceeds from sale of property and equipment	92	—

Net cash provided by (used in) investing activities	11,130	(32,584)

Cash flows from financing activities:
Payments of capital lease obligations	—	(225)
Net proceeds from sale of common stock	318	3,994

Net cash provided by financing activities	318	3,769

Net increase (decrease) in cash and cash equivalents	4,862	(25,510)
Cash and cash equivalents, beginning of period	24,287	45,643

Cash and cash equivalents, end of period	$29,149	$20,133

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$588	$84

Cash paid during the period for interest	$—	$9

Supplemental disclosure of non-cash investing activities:

•	In March 2004, Autobytel consolidated Autobytel.Europe due to the adoption of FIN 46R. As a result of this adoption, Autobytel recorded $10,459 in assets (including $10,425 of restricted international cash and cash equivalents), $2,300 in liabilities and $4,161 in minority interest. (See Note 3.)

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements as of September 30, 2005, and for the three months and nine months ended September 30, 2005 and 2004 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of Autobytel’s management, reflect all adjustments, which are of a normal recurring nature, necessary to fairly state Autobytel’s consolidated balance sheets and statements of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Autobytel’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

Although Autobytel believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2004 included in Autobytel’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on May 31, 2005.

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

(unaudited)

Restricted International Cash and Cash Equivalents

Restricted international cash and cash equivalents represent amounts held for Autobytel.Europe’s current operations use as directed by Autobytel.Europe. Restricted international cash and cash equivalents are not available to Autobytel.

Short-Term and Long-Term Investments

Autobytel categorized its debt securities as either held-to-maturity or available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All held-to-maturity securities with remaining maturities of less than one year are classified as short-term investments and all held-to-maturity securities with remaining maturities greater than one year are classified as long-term investments and are reported at amortized cost. Autobytel categorized auction rate securities as available-for-sale short-term investments. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the three months ended September 30, 2004 and nine months ended September 30, 2005 and 2004. The cost of securities sold is based on the specific identification method.

The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds. Autobytel reviews its investments in debt securities for potential impairment on a regular basis. As part of the evaluation process, Autobytel reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and Autobytel’s intent and ability to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Autobytel has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to the initial cost of the investment. Autobytel expects to realize the full value of all of these investments upon maturity. Autobytel will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. For the three months and nine months ended September 30, 2005 and 2004, Autobytel did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt securities.

As of September 30, 2005 and December 31, 2004, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
September 30, 2005:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$9,000	$8,900	$—	$100
Long-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	5,931	—	69

Total as of September 30, 2005	$15,000	$14,831	$—	$169

December 31, 2004:
Short-term investments, available for sale:
Auction rate securities	$10,500	$10,500	$—	$—
Short-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	5,976	—	24

	16,500	16,476	—	24
Long-term investments, held-to-maturity:
Government sponsored agency bonds	12,000	11,905	—	95

Total as of December 31, 2004	$28,500	$28,381	$—	$119

The following represents the contractual maturities of investments as of September 30, 2005:

Amortized Cost Basis
Due within one year	$9,000
Due after one through two years	6,000

$15,000

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Revenues

Autobytel classifies revenues as lead fees, advertising, customer relationship management (CRM) services, and data, applications and other. Revenues by groups of similar services are as follows for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Lead fees	$18,560	$22,414	$59,884	$61,378
Advertising	4,832	3,551	14,090	9,818
CRM services	6,151	5,382	17,949	13,342
Data, applications and other	1,052	1,106	3,385	3,655

Total revenues	$30,595	$32,453	$95,308	$88,193

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(287)	$3,209	$(6,380)	$4,871
Denominator:
Weighted average common shares and denominator for basic calculation	41,955,016	41,757,703	41,922,751	40,413,342
Weighted average effect of dilutive securities:
Employee stock options	—	2,542,562	—	3,504,083

Denominator for diluted calculation	41,955,016	44,300,265	41,922,751	43,917,425
Net income (loss) per share—basic	$(0.01)	$0.08	$(0.15)	$0.12
Net income (loss) per share—diluted	$(0.01)	$0.07	$(0.15)	$0.11

For the three months and nine months ended September 30, 2005, 5,975,840 and 6,094,129, respectively, antidilutive potential shares of common stock, consisting of employee stock options and employee stock purchase plan, have been excluded from the calculation of diluted net income (loss) per share, as Autobytel incurred a net loss for the period. For the three months and nine months ended September 30, 2004, 1,399,338 and 2,496,555, respectively, antidilutive potential shares of common stock have been excluded from the calculation of diluted net income per share which represent stock options with an exercise price greater than the average market price for the period.

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

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options, which is a fair value based method. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation plans, Autobytel’s net income (loss) and net income (loss) per share for the three months and nine months ended September 30, 2005 and 2004, would approximate the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(287)	$3,209	$(6,380)	$4,871
Less: Employee stock-based compensation determined under the fair value based method	(2,157)	(1,476)	(5,036)	(4,248)

Pro forma net income (loss)	$(2,444)	$1,733	$(11,416)	$623

Net income (loss) per share—basic:
As reported	$(0.01)	$0.08	$(0.15)	$0.12
Pro forma	$(0.06)	$0.04	$(0.27)	$0.02
Net income (loss) per share—diluted:
As reported	$(0.01)	$0.07	$(0.15)	$0.11
Pro forma	$(0.06)	$0.04	$(0.27)	$0.01

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Autobytel granted 749,000 and 805,000 stock options to employees and directors during the three months ended September 30, 2005 and 2004, respectively. Autobytel granted 1,642,500 and 1,793,000 stock options to employees and directors during the nine months ended September 30, 2005 and 2004, respectively. The options granted in the three months ended September 30, 2005 and 2004 were estimated to have a weighted average fair value per share of $2.39 and $4.45, respectively. The options granted in the nine months ended September 30, 2005 and 2004 were estimated to have a weighted average fair value per share of $2.49 and $5.51, respectively. The fair value was based on the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	—%	—%	—%	—%
Volatility	70.67%	70.43%	71.36%	68.08%
Weighted-average risk-free interest rate	4.031%	2.792%	3.824%	2.544%
Weighted-average expected life	3.5 years	3.5 years	3.5 years	3.5 years

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Awards issued under the employee stock purchase plan were estimated to have a weighted average fair value per award of $1.42 and $2.33 for the three months ended September 30, 2005 and 2004, respectively. Awards issued under the employee stock purchase plan were estimated to have a weighted average fair value per award of $1.18 and $2.33 for the nine months ended September 30, 2005 and 2004, respectively. The fair value was based on the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	—%	—%	—%	—%
Volatility	44.95% - 77.97%	73.86%	44.95% - 77.97%	66.06% -73.86%
Risk-free interest rate	2.99% - 3.69%	1.03%	2.99% - 3.69%	1.03% -1.05%
Expected life	6 months	6 months	6 months	6 months

As of September 30, 2005, Autobytel had a total of 8,854,616 stock options outstanding, of which 4,686,720 stock options had exercise prices below the closing price per share of Autobytel’s common stock on that date.

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

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. Autobytel does not expect the impact of SAB 107, which became effective on March 29, 2005, to have a material impact on its consolidated financial position, results of operations or cash flows.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

In May 2005, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Autobytel does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial position or results of operations.

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

On March 31, 2004, Autobytel adopted the provisions of FIN 46R and determined it was the primary beneficiary of Autobytel.Europe. The assets and liabilities of Autobytel.Europe were as follows:

	As of
	September 30, 2005	December 31, 2004
Restricted international cash and cash equivalents	$8,498	$9,053
Other current and non-current assets	19	75
Current liabilities	(189)	(264)
Minority interest	(4,247)	(4,521)

	$4,081	$4,343

Autobytel.Europe’s revenue and expenses are included in Autobytel’s consolidated results of operations beginning April 1, 2004. Autobytel.Europe’s revenue for the three months and nine months ended September 30, 2005 was $136 and $212, respectively, and for the three and nine months ended September 30, 2004 was $21 and $56, respectively.

4. Acquisitions

Acquisition of Stoneage Corporation

On April 15, 2004, Autobytel acquired all of the outstanding common stock of Stoneage Corporation (Stoneage), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site. Stoneage was acquired with the intention to expand Autobytel’s market share of new car buyers, increase the number of purchase requests processed through Autobytel, and add retail and enterprise dealer relationships to Autobytel. The acquisition also added the Car.com finance request business to Autobytel. Autobytel believes that the combined assets will further position it as a leader in the internet automotive business services sector. The aggregate purchase price was $50,767 and consisted of $15,251 in cash and 2,305,244 shares of common stock valued at $34,480 and transaction costs of $1,036.

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

Nine Months Ended September 30, 2004
Revenues	$97,582
Net income	$6,130
Net income per share:
Basic	$0.15
Diluted	$0.14

5. Acquired Intangible Assets

Acquired intangible assets recorded as a part of the AVV, Inc., iDriveonline and Stoneage acquisitions are amortized over their estimated useful lives and consist of the following:

	As of September 30, 2005
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Amount
Developed technology	2 years	$820	$(604)	$—	$216
Customer relationships	3 years	4,375	(2,132)	(304)	1,939
Domain name	5 years	700	(204)	—	496

Total		$5,895	$(2,940)	$(304)	$2,651

	As of December 31, 2004
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Amount
Developed technology	2 years	$820	$(289)	$—	$531
Customer relationships	3 years	4,375	(1,120)	(200)	3,055
Domain name	5 years	700	(99)	—	601

Total		$5,895	$(1,508)	$(200)	$4,187

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

Amortization expense for the remaining lives of the acquired intangible assets is estimated to be as follows:

Amortization Expense
Three months ending December 31, 2005	$461
2006	$1,513
2007	$496
2008	$140
2009	$41

6. Commitments and Contingencies

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autobytel case. Autobytel has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. Autobytel would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autobytel to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autobytel currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autobytel is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, Autobytel does not expect that the settlement will involve any payment by Autobytel. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autobytel’s insurance carriers should arise, Autobytel’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autobytel is found liable, Autobytel is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

(the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, Autobytel does not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, Autobytel is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on Autobytel’s results of operations, financial condition or cash flows in any future period.

On September 24, 2004, Autobytel filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, Autobytel asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. Autobytel contends that Dealix Corporation is infringing Autobytel’s patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests and seeks damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. Autobytel filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, was held in October, 2005. Dealix Corporation also seeks attorney’s fees and costs. Autobytel expects to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against Autobytel and certain of its current directors and current and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions were virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that Autobytel misrepresented and omitted material facts with respect to its financial results and

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except per share data)

(unaudited)

operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005. The hearing is currently set for January 2006. Additional lawsuits asserting the same or similar claims may be filed as well. Autobytel intends to defend the claims vigorously. However, Autobytel cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on Autobytel’s results of operations, financial condition or cash flows.

In addition, Autobytel’s directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to Autobytel, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to Autobytel, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning Autobytel’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. Autobytel intends to defend this suit vigorously. However, Autobytel cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on Autobytel’s results of operations, financial condition or cash flows.

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

9. Subsequent Events

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage. The complaint was filed in the Central District of California and names Autobytel as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical, and stem from the acquisition of Stoneage by Autobytel on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. Autobytel intends to defend these claims vigorously. Autobytel cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on Autobytel’s results of operations, financial condition or cash flows.

On October 24, 2005, Autobytel announced that it retained the services of Merrill Lynch & Co. to assist Autobytel in exploring strategic alternatives, which may include potential acquisitions of, or mergers with, complementary businesses, as well as a potential sale of Autobytel.

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

We expect our results of operations and financial condition during 2005 to be adversely affected by higher than expected operating costs, including an increase in customer acquisition costs and costs relating to compliance with the Sarbanes-Oxley Act of 2002, as well as costs associated with the restatements of our consolidated financial statements which were filed on May 31, 2005, the internal review relating to the restatements, and the remediation of material weaknesses in our internal controls identified in our internal review. In addition, costs associated with defending purported class action, derivative and other lawsuits filed against us and certain current and former directors and officers relating to the restatements of our consolidated financial statements, and costs associated with enforcing our intellectual property rights, including the lawsuit filed against Dealix Corporation for patent infringement, are also expected to increase our operating costs and adversely affect our results of operations and financial condition.

On April 19, 2005, we took steps to commit to integrate the business operations of our customer loyalty and retention marketing program, Retention Performance Marketing, with our customer lead management product, Web Control® (the “Integration”). During the third quarter of 2005, we determined not to proceed with the Integration. However, we are in the process of closing our Houston office and moving the operations of such office to our office in Irvine, California. Certain employees in the Houston office may relocate to our office in Irvine, California. We expect to complete the move by December 31, 2005.

As we previously announced on October 24, 2005, we retained the services of Merrill Lynch & Co. to assist us in exploring strategic alternatives, which may include potential acquisitions of, or mergers with, complementary businesses, as well as a potential sale of the company.

We expect revenue from our business for the remainder of 2005 to be lower than the remainder of 2004. We also expect the percentage of 2005 revenues from lead fees to decrease and the percentage of revenues from CRM services and advertising to increase, in each case, from 2004.

As of September 30, 2005, we had $44.1 million in domestic cash, cash equivalents, and short-term and long-term investments.

Net cash used in operations was $0.2 million in the third quarter of 2005. We may continue to use cash from operations for the remainder of 2005.

Our lead referral dealer relationships represent every major domestic and imported make of vehicle and light truck sold in the United States. As of September 30, 2005, our lead referral dealer relationships, excluding dealer enterprise relationships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 6,560, encompassing approximately 5,850 retail dealer relationships (including approximately 250 suspended dealers) and relationships with major dealer groups representing approximately 710 enterprise dealer relationships. Additionally, our lead referral dealer relationships include six direct relationships encompassing 16 brands with automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives representing up to approximately 17,530 enterprise dealer relationships. As of September 30, 2005, approximately 810 retail dealers had more than one retail lead referral dealer relationship with us. A majority of our revenue from lead referral dealer relationships is derived from retail dealer relationships and enterprise dealer relationships with major dealer groups. In addition, as of September 30, 2005, our finance lead referral network included approximately 310 relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. As of September 30, 2005, CRM customer relationships consisted of 2,940 Web Control, our lead management product, and 780 Retention Performance Marketing® (RPM®), our customer loyalty and retention marketing program, relationships. As an example of how we calculate these relationships, a dealer that subscribes to the Autobytel.com new car program and the Autoweb.com new car program accounts for two retail dealer relationships, and a dealer that subscribes to our Web Control product and RPM program accounts for two CRM customer relationships. As a further example, a dealer group that owns three different franchises and that subscribes to the Autoweb.com new car program for all such franchises accounts for three retail dealer relationships. Web Control customer relationships are accounted for based on the number of customers using Web Control, rather than the number of franchises owned by a given customer. We no longer include iManagerSM (our legacy lead management tool) product relationships within CRM customer relationships, as we are offering dealers who use iManager the opportunity to migrate to Web Control. Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests or performance of services has been suspended. The suspension may be initiated by us or the dealers for various reasons, including but not limited to nonpayment by dealers or dealers temporarily not having an Internet manager. The number of dealer relationships and customer relationships as of September 30, 2005 referred to above was determined in conformity with the methodology described above.

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

Generally, our dealer contracts are terminable on 30 days’ notice by either party. As of September 30, 2005, a major manufacturer in our program accounted for up to approximately 8,100 enterprise dealer relationships. This program with such major manufacturer automatically extends in one-month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us.

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

For the three months ended September 30, 2005 and 2004, lead fees were $18.6 million and $22.4 million, or 61% and 69% of total revenues in the third quarter of 2005 and 2004, respectively. We expect to derive a majority of our revenues in the foreseeable future from retail dealers, enterprise dealers and automotive manufacturers that participate in our online car buying referral networks and dealers, finance request intermediaries, and automotive finance companies that participate in our Car.com finance referral network. We anticipate that our lead fee revenue in 2005 will decrease compared to 2004 due to lower revenues from retail dealers, partially offset by higher finance request revenue.

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

Revenues from advertising were $4.8 million and $3.6 million, or 16% and 11% of total revenues, in the third quarter of 2005 and 2004, respectively. With further selling of additional advertising inventory, an increase in Internet advertising spending by automotive manufacturers, the acquisition of Stoneage in April 2004 and the addition of new and higher priced products, such as rich media and direct marketing offerings, we anticipate that our advertising revenues in 2005 will increase compared to 2004.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of the Web Control system (Web Control), our customer lead management product, Retention Performance Marketing (RPM) and iDriveonline, our customer loyalty and retention marketing programs, and Automotive Download Services (ADS), our data extraction service. CRM services include fees from Web Control and ADS and fees from dealers using the iDriveonline program beginning April 9, 2004. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $6.2 million and $5.4 million, or 20% and 17% of total revenues, in the third quarter of 2005 and 2004, respectively. We expect revenues from our CRM services to increase in 2005 compared to 2004 primarily due to the acquisition of iDriveonline in April 2004 and growth in AVV.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. Revenues from data, applications and other were $1.1 million, or 3% of total revenues, in both the third quarter of 2005 and 2004. We develop data for use on our Web sites, and also make it available to third parties, such as automotive manufacturers and internet portals. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect revenues from data, applications and other to decline in 2005 compared to 2004.

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

We delivered approximately 0.8 million and 1.1 million purchase requests through our online systems to retail and enterprise dealers in the third quarter of 2005 and 2004, respectively. Of these, approximately 0.5 million and 0.7 million were delivered to retail dealers in the third quarter of 2005 and 2004, respectively, and approximately 0.3 million and 0.4 million were delivered to enterprise dealers in the third quarter of 2005 and 2004, respectively. The number of purchase requests we delivered to our retail and enterprise dealers in the third quarter of 2005 declined by 0.1 million compared to the second quarter of 2005. Management is taking actions to reverse this trend. However, we cannot assure that this trend will not continue.

Additionally, we delivered approximately 0.2 million finance requests in both the third quarter of 2005 and 2004 to retail dealers, finance request intermediaries, and automotive finance companies. We expect that the number of finance requests we deliver to retail dealers, finance request intermediaries, and automotive finance companies will increase in 2005 compared to 2004.

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

From time to time as we sign major dealer groups to receive purchase requests, dealers that are part of such groups and previously represented retail dealer relationships are counted as enterprise dealer relationships. During the third quarter of 2005, approximately 50 retail dealer relationships were transferred to enterprise dealer relationships in connection with signing major dealer groups. In the third quarter of 2005, we experienced a net reduction of approximately 180 in our number of retail dealer relationships. We believe that the employee pricing by automotive manufacturers which took place during the third quarter of 2005 contributed to the decline in retail dealer relationships. We cannot assure that we will be able to reduce the net decline in our number of retail dealer relationships. Our inability or failure to reduce such decline, which may be impacted by items such as employee discount pricing programs offered by manufacturers, could have a material adverse effect on our business, results of operations and financial condition.

Because our primary revenue source is from lead fees, our business model is different from many other Internet commerce sites. The automobiles requested through our Web sites are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no procurement, carrying or shipping costs and no inventory risk.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	42	40	41	41
Sales and marketing	20	19	22	22
Product and technology development	19	16	19	17
General and administrative	21	14	25	14
Amortization of acquired intangible assets	1	—	1	1

Total costs and expenses	103	89	108	95

Income (loss) from operations	(3)	11	(8)	5
Other income	1	—	1	1

Income (loss) before income taxes	(2)	11	(7)	6
Benefit (provision) for income taxes	1	—	—	—

Net income (loss)	(1)%	11%	(7)%	6%

Revenues by groups of similar services are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Lead fees	$18,560	$22,414	$59,884	$61,378
Advertising	4,832	3,551	14,090	9,818
CRM services	6,151	5,382	17,949	13,342
Data, applications and other	1,052	1,106	3,385	3,655

Total revenues	$30,595	$32,453	$95,308	$88,193

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Our revenues decreased by $1.9 million, or 6%, to $30.6 million in the third quarter of 2005 compared to $32.5 million in the third quarter of 2004. The decrease was due to decrease in lead fees, offset by growth in CRM services and advertising.

Lead Fees. Lead fees decreased by $3.9 million, or 17%, to $18.6 million in the third quarter of 2005 compared to $22.4 million in the third quarter of 2004. The decrease was driven by a decline of 0.3 million in purchase requests delivered. The number of retail dealer relationships in our lead referral program was approximately 5,850 and 6,400 at September 30, 2005 and 2004, respectively. The number of enterprise dealer relationships with major dealer groups in our lead referral program was approximately 710 and 690 at September 30, 2005 and 2004, respectively. In addition, we had six direct relationships encompassing 16 brands with automotive manufacturers or their automotive buying service affiliates representing up to approximately 17,530 enterprise dealer relationships at September 30, 2005, compared to six direct relationships encompassing 16 brands representing up to approximately 17,200 enterprise dealer relationships at September 30, 2004. Our finance lead referral network at September 30, 2005 and 2004 also included approximately 310 and 260, respectively, relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in the Car.com finance referral network. Lead fees and the number of purchase requests we delivered to our customers continued to decline in the third quarter of 2005 compared to the first and second quarters of 2005. Management is taking actions to reverse this trend. However, we cannot assure that this trend will not continue.

Advertising. Advertising revenue increased by $1.3 million, or 36%, to $4.8 million in the third quarter of 2005 compared to $3.6 million in the third quarter of 2004. The increase was primarily due to higher spending by automotive manufacturers and the addition of new products, such as rich media and direct marketing offerings. With further selling of additional available advertising inventory, an increase in Internet advertising spending by automotive manufacturers and the addition of new and higher priced products, such as rich media and direct marketing offerings, we expect our advertising revenues to increase in 2005 compared to 2004.

CRM Services. CRM services increased by $0.8 million, or 14%, to $6.2 million in the third quarter of 2005 compared to $5.4 million in the third quarter of 2004. The increase was due to an increase in the number of Web Control and RPM customers. The number of Web Control customers and RPM customers were 2,940 and 780, respectively, at September 30, 2005 compared to approximately 2,720 and 730, respectively, at September 30, 2004. We expect revenues from our CRM services to increase in 2005 compared to 2004 due to the acquisition of iDriveonline in April 2004 and growth in AVV.

Data, Applications and Other. Revenues from data, applications and other in the third quarter of 2005 was flat when compared to the third quarter of 2004. We expect data, applications and other to decline in 2005 compared to 2004.

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

Cost of revenues decreased by $0.2 million or 2% to $12.8 million in the third quarter of 2005 compared to $13.0 million in the third quarter of 2004. This represents 42% and 40% of total revenues in the third quarter of 2005 and 2004, respectively. The decrease was due to a $0.5 million decrease in the costs of purchase requests acquired from third parties and a $0.1 million decrease in amortization of capitalized internal use software, offset by a $0.3 million increase in printing, production, and postage costs for our customer loyalty and retention program and a $0.1 million increase in personnel and related costs. The decrease in purchase request costs was primarily due to the decreased delivery of purchase requests. The decrease in amortization of capitalized internal use software was due to certain costs that were fully amortized in 2004. The increase in printing, production and postage costs was due to the increase in customer loyalty and retention program volumes in our RPM business. We expect our costs of revenue in 2005 to be comparable to 2004.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. Sales and marketing expense decreased by $0.3 million or 4% to $6.1 million in the third quarter of 2005 compared to $6.3 million in the third quarter of 2004. This represents 20% and 19% of total revenues in the third quarter of 2005 and 2004, respectively. The decrease was due to a $0.6 million decrease in traditional advertising, offset by a $0.1 million increase in costs associated with sales and customer relationship maintenance and a $0.2 million increase in other marketing costs. We expect our sales and marketing expenses to increase in 2005 compared to 2004.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Product and technology development expense increased by $0.6 million, or 12%, to $5.7 million in the third quarter of 2005 compared to $5.1 million in the third quarter of 2004. This represents 19% and 16% of total revenues for the third quarter of 2005 and 2004, respectively. The increase was due to higher personnel and related costs of $0.6 million, a $0.1 million in retention and severance costs associated with the relocation of the Houston office and a $0.1 million increase in telephone costs related to our voice communications, offset by a $0.2 decrease in other costs. The higher personnel and related costs are associated with the increase in headcount. We expect our product and technology development expenses to increase in 2005 compared to 2004.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $2.1 million, or 47%, to $6.5 million in the third quarter of 2005 compared to $4.4 million in the third quarter of 2004. This represents 21% and 14% of total revenues for the third quarter of 2005 and 2004, respectively. The increase was primarily due to an increase in legal fees of $1.0 million, of which $0.6 million was associated with enforcing our intellectual property rights, $0.3 million was associated with defending purported class action and derivative lawsuits filed against us and $0.1 million was related to other legal matters, a $0.6 million increase in temporary personnel costs, a $0.5 million increase in the estimated bonus accrual in the third quarter of 2005 and a $0.1 million increase in insurance costs. These increases were offset by a $0.1 million decrease in the estimated provision for bad debt. We expect our general and administrative expenses to increase in 2005 compared to 2004 due to costs relating to compliance with the Sarbanes-Oxley Act of 2002, costs associated with our internal review and the remediation of material weaknesses in our internal control over financial reporting identified in our internal review, costs associated with defending purported class action, derivative and other lawsuits filed against us and certain current and former directors and officers relating to the restatements of our consolidated financial statements, and costs associated with enforcing our intellectual property rights, including the lawsuit filed against Dealix Corporation for patent infringement.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and Stoneage acquisitions. Amortization of acquired intangible assets decreased by $0.1 million to $0.4 million in the third quarter of 2005 compared to $0.5 million in the third quarter of 2004. The decrease was due to decline in business with certain key customers of iDriveonline and Stoneage resulting in impairment losses recorded during the last half of 2004 and the second quarter of 2005.

Interest Income. In the third quarter of 2005, interest income increased by $0.2 million, to $0.4 million compared to $0.2 million in the third quarter of 2004. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes. State income tax benefit was $0.1 million in the third quarter of 2005 compared to the provision for state income taxes of $0.1 million in the third quarter of 2004. The decrease is primarily due to state income tax refunds related to the calendar year 2004 state income tax returns filed in the third quarter of 2005. In the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We have net operating loss carryforwards that expire in various years through 2024. We also have federal and state research tax credit carryforwards. The federal research tax credits expire in various years through 2022. The state research tax credits do not expire. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the carryforwards before utilization. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. At the end of each reporting period, we evaluate whether it is more likely than not that our deferred tax assets are not realizable. While we believe that such deferred tax assets were not realizable at September 30, 2005, our assessment may change in future periods if we generate positive operating results and such adjustment would impact our provision for income taxes in the period of such change.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues. Our revenues increased by $7.1 million, or 8%, to $95.3 million for the nine months ended September 30, 2005 compared to $88.2 million for the same period in 2004. The increase was due to growth in CRM services and advertising. CRM services growth benefited by us having owned the operation of iDriveonline for a full nine months.

Lead Fees. Lead fees decreased by $1.5 million, or 2%, to $59.9 million for the nine months ended September 30, 2005 compared to $61.4 million for the same period in 2004. The decrease was due to a decline of 0.3 million purchase requests delivered to our retail dealers, offset by an additional 0.3 million finance requests delivered to dealers, finance request intermediaries, and automotive finance companies for the nine months ended September 30, 2005 when compared to the same period in 2004. The increase in finance requests was due to the benefit of having owned the operation of Car.com for a full nine months in 2005.

Advertising. Advertising revenue increased by $4.3 million, or 44%, to $14.1 million for the nine months ended September 30, 2005 compared to $9.8 million for the same period in 2004. The increase was primarily due to higher spending by automotive manufacturers, the addition of new products, such as rich media and direct marketing offerings in the second half of 2004 and the benefit of having owned the operation of Car.com for a full nine months in 2005.

CRM Services. CRM services increased by $4.6 million, or 35%, to $17.9 million for the nine months ended September 30, 2005 compared to $13.3 million for the same period in 2004. The increase was due to an increase in RPM revenues, primarily due to the benefit of having owned the operation of iDriveonline for a full nine months in 2005 coupled with its higher fees from its customer loyalty and retention marketing programs. Also, the increase was due to an increase in the number of Web Control and RPM customers. The number of Web Control customers and RPM customers were 2,940 and 780, respectively, at September 30, 2005 compared to approximately 2,720 and 730, respectively, at September 30, 2004.

Data, Applications and Other. Revenues from data, applications and other decreased by $0.3 million, or 7%, to $3.4 million for the nine months ended September 30, 2005 compared to $3.7 million for the same period in 2004. The decrease was primarily due to a decrease in fees from classified advertising that was discontinued in the second quarter of 2005 and a program offered to credit unions that was discontinued in the fourth quarter of 2004.

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

Cost of revenues increased by $2.4 million or 7% to $38.9 million for the nine months ended September 30, 2005 compared to $36.5 million for the same period in 2004. This represents 41% of total revenues for both the nine months ended September 30, 2005 and 2004. The increase was due to a $1.6 million increase in printing, production, and postage costs, a $1.5 million increase in the costs of purchase and finance requests acquired from third parties and a $0.2 million increase in amortization of acquired technology. This increase was offset by a $0.5 million decrease in the amortization of capitalized internal use software, a $0.2 million decrease in depreciation expense, a $0.1 million decrease in compensation costs and a $0.1 million decrease in other costs. The increase in printing, production and postage costs was primarily due to the increase in customer loyalty and retention program volumes in our RPM business. The increase in purchase request and finance request costs was primarily due to the increased delivery of finance requests. The increase in amortization of acquired technology was a result of the acquisitions of Stoneage and iDriveonline. The decrease in depreciation and amortization of capitalized internal use software was due to certain costs that were fully depreciated and amortized in 2004.

Sales and Marketing. Sales and marketing expense increased by $1.7 million, or 9%, to $21.2 million for the nine months ended September 30, 2005 compared to $19.4 million for the same period in 2004. This represents 22% of total revenues for both the nine months ended September 30, 2005 and 2004. The increase was due to a $2.1 million increase in costs associated with sales and customer relationship maintenance, a $0.2 million increase in marketing personnel and related costs and a $0.1 million increase in other costs, offset by a $0.7 million decrease in traditional advertising expenses. The increase in sales and customer relationship maintenance and marketing personnel and related costs was due to higher personnel costs related to increased headcount and severance costs associated with the separation of two employees from us.

Product and Technology Development. Product and technology development expense increased by $3.1 million, or 21%, to $18.1 million for the nine months ended September 30, 2005 compared to $14.9 million for the same period in 2004. This represents 19% and 17% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. The increase was due to higher personnel and related costs of $2.5 million, a $0.1 million in severance costs associated with the separation of three employees from us, a $0.1 million in retention and severance costs associated with the relocation of the

Houston office, a $0.2 million increase in telephone costs related to our voice communications and a $0.2 million in other costs. The higher personnel and related costs is associated with the increase in headcount, largely from the acquisition of iDriveonline and Stoneage.

General and Administrative. General and administrative expense increased by $11.4 million, or 95%, to $23.3 million for the nine months ended September 30, 2005 compared to $11.9 million for the same period in 2004. This represents 25% and 14% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily due to costs associated with the internal review, restatements and audits of our consolidated financial statements of $6.0 million, an increase in legal fees of $2.6 million, of which $1.4 million was associated with enforcing our intellectual property rights, $0.5 million was associated with defending purported class action and derivative lawsuits filed against us and $0.7 million was related to other legal matters, a $1.1 million increase in temporary personnel costs, a $0.6 million increase in compensation costs due to increase headcount, a $0.2 million increase in consulting fees related to the documentation and testing of the effectiveness of our internal control over financial reporting, a $0.3 million increase in recruiting costs, a $0.1 million increase in the estimate of bad debt expense, a $0.4 million reduction in the estimated provision for bad debt in 2004, a $0.3 million increase in insurance costs and a $0.2 million increase in other costs. These increases were offset by a $0.3 million charge related to an abandoned acquisition in 2004 and a $0.1 million severance charge associated with the separation of an employee in 2004.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and Stoneage acquisitions. Amortization of acquired intangible assets increased by $0.4 million for the nine months ended September 30, 2005 compared to the same period in 2004. The increase was primarily due to the acquisitions of iDriveonline and Stoneage.

Interest Income. In the nine months ended September 30, 2005, interest income increased by $0.5 million, to $1.1 million compared to $0.6 million for the same period in 2004. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Loss in Equity Investee. Loss in equity investee in the nine months ended September 30, 2004 represents our share of loss in Autobytel.Europe prior to the adoption of FIN 46R.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Provision for Income Taxes. Provision for income taxes decreased $0.2 million to $0.1 million for the nine months ended September 30, 2005 compared to $0.3 million for the same period in 2004. The decrease is primarily due to state income tax refunds related to the calendar year 2004 state income tax returns filed in the third quarter of 2005.

Stock Options Granted in 2005

From January 1, 2005 through September 30, 2005, we granted stock options to purchase 1,642,500 shares of common stock under our 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, 2000 Stock Option Plan, Amended and Restated 2001 Restricted Stock and Option Plan and 2004 Restricted Stock and Option Plan. The stock options were granted at our common stock closing price on the date of grant. As of September 30, 2005, we had approximately 8.8 million outstanding stock options.

Employees

As of October 31, 2005, we had a total of 421 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our domestic cash, cash equivalents, and short-term and long-term investments totaled $44.1 million as of September 30, 2005, representing a decrease of $1.0 million in the third quarter of 2005. As of September 30, 2005, we had $29.1 million in domestic cash and cash equivalents. As of September 30, 2005, restricted international cash and cash equivalents held by Autobytel.Europe were $8.5 million for use as directed by Autobytel.Europe. Restricted international cash and cash equivalents are not available to us. Although there is no assurance, we expect to receive our share, or 49%, of the net assets of Autobytel.Europe prior to the end of the first half of 2006.

Net cash used in operating activities was $6.6 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $3.3 million for the same period in 2004. Net cash used in operating activities for the nine months ended September 30, 2005 resulted from a net loss of $6.4 million for the period, a $4.5 million increase in accounts receivable, $1.0 million increase in prepaid expenses and other current assets and a $0.9 million decrease in accounts payable and accrued expenses, which were partially offset by non-cash charges. The increase in accounts receivable was primarily due to the increase in days sales outstanding from 53 days during the nine months ended December 31, 2004 to 59 days for the nine months ended September 30, 2005. The increase in prepaid expenses and other current assets was primarily due to the payment of insurance premiums during the first half of 2005, partially offset by the amortization of the insurance premiums. The decrease in accounts payable and accrued expenses was primarily due to payout of accrued compensation costs in the first half of 2005, partially offset by the accrual of compensation costs for the nine months ended September 30, 2005.

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

Net cash provided by investing activities was $11.1 million for the nine months ended September 30, 2005 compared to net cash used in investing activities of $32.6 million for the same period in 2004. Cash provided by investing activities for the nine months ended September 30, 2005 was related to the sale and maturities of short-term investment in government sponsored agency bonds and auction rate securities, offset by purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities and purchases of property and equipment. Cash used in investing activities in the nine months ended September 30, 2004 was related to the acquisitions of Stoneage and iDriveonline, net purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities and purchases of property and equipment, offset by the increase in restricted cash.

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2005 compared to $3.8 million for the same period in 2004. Cash provided by financing activities in the nine months ended September 30, 2005 was due to proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options. Cash provided by financing activities in the nine months ended September 30, 2004 was due to proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options, offset by payments of capital lease obligations assumed in the Stoneage acquisition.

Our cash requirements depend on several factors, including:

•	the level of expenditures on marketing and advertising, including the cost of contractual arrangements with Internet portals, online information providers and other referral sources,

•	the level of expenditures on product and technology development,

•	the level of expenditures for general and administrative matters, including compliance with the Sarbanes-Oxley Act of 2002,

•	the ability to increase the volume of purchase requests and finance requests and transactions related to our Web sites,

•	the amount and timing of cash collection and disbursements,

•	the cash portion of acquisition transactions and joint ventures, and

•	costs of ongoing litigation and any adverse judgments resulting from such litigation.

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

During the three months and nine months ended September 30, 2005, we added $1.1 million and $3.0 million, respectively, to our domestic allowances for bad debts and customer credits. Also during the three months and nine months ended September 30, 2005, we wrote-off $1.0 million and $2.8 million, respectively, from our previously established allowances for bad debts and customer credits. The write-offs had no impact on our revenues or operating expenses. As of September 30, 2005, our estimated allowances for domestic bad debts and customer credits have increased to $1.2 million, or 6% of gross accounts receivable from $1.0 million, or 5%, of gross accounts receivable as of December 31, 2004.

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

In 2005, we renewed our leases for our facilities in Irvine, California and Houston, Texas, which expire in September 2010 and December 2005, respectively. Additionally, we entered into a new lease for our facilities in Troy, Michigan, which expires in December 2010. Our contractual commitments associated with these lease obligations totaled $6.8 million as of September 30, 2005.

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

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We do not expect the impact of SAB 107, which became effective on March 29, 2005, to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

We have only been profitable from the fourth quarter of 2002 through the fourth quarter of 2004 and otherwise have a history of net losses. We incurred a loss in the first, second and third quarters of 2005 and cannot assure that we will be profitable in the future. If we are unable to achieve profitability in the future and we lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002 and have achieved profitability from the fourth quarter of 2002 through the fourth quarter of 2004. We incurred a loss for the nine months ended September 30, 2005, primarily because of the costs related to the restatements of our financial statements and the internal review related to those restatements. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $154.7 million as of September 30, 2005 and $148.4 million as of December 31, 2004.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in emerging and rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve and sustain profitability, we must, among other things:

•	generate increased vehicle buyer traffic to our Web sites,

•	successfully introduce new products and services,

•	continue to send new and used vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees,

•	expand the number of dealers in our networks and enhance the quality of dealers,

•	sustain and expand our relationships with automotive manufacturers,

•	identify and successfully consummate and integrate acquisitions,

•	respond to competitive developments,

•	maintain a high degree of customer satisfaction,

•	provide secure and easy to use Web sites for customers,

•	increase visibility of our brand names,

•	defend and enforce our intellectual property rights,

•	design and implement effective internal controls systems,

•	continue to attract, retain and motivate qualified personnel, and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

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

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse affect on our ability to operate our business. Please see Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for more information regarding the measures we have commenced to implement, and which we intend to implement during the course of 2005 and 2006, which are designed to remediate the deficiencies in our internal controls described in our Management’s Report On Internal Control Over Financial Reporting set forth on page F-2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The costs of remediating such deficiencies in our internal controls will adversely affect our financial condition and results of operations. In addition, even after the remedial measures discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 are fully implemented, our internal controls will not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

The impact of ongoing purported class action, derivative and other litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our consolidated financial statements and the potential liability from any such litigation or regulatory action could harm our business.

We recently restated our consolidated financial statements for the full 2002 fiscal year, the full 2003 fiscal year, the first, second and third fiscal quarters of 2003, and the first and second fiscal quarters of 2004. We, and a present and a former director and certain former officers, are defendants in certain purported class action litigations pending in the United States District Court for the Central District of California. The claims were brought on behalf of our stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims in all of these purported class actions were virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that we misrepresented and omitted material facts with respect to our financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees.

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005. The hearing is currently set for January 2006. Additional lawsuits asserting the same or similar claims may be filed as well. We intend to defend the claims vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on our results of operations and financial condition.

In addition, our present directors and a former director and certain former officers are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. We intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations and financial condition.

On October 21, 2005, we received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names us as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical, and stem from the acquisition of Stoneage by us on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. We intend to defend these claims vigorously. We cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

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

Until the existing purported class action and derivative litigation or any additional litigation or regulatory investigation are resolved, it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further harmed.

We will incur substantial expenses in connection with ongoing purported class action, derivative and other litigation and possible related regulatory investigations which will materially and adversely affect our financial condition, results of operations, and cash flows.

We will incur substantial expenses in connection with purported class action, derivative and other litigation and possible related regulatory investigations in connection with the restatement of our consolidated financial statements, including substantial fees for attorneys and other professional advisors. We are also obligated to indemnify our current and former officers and directors named as defendants in such actions. These expenses, to the extent not covered by available insurance, will materially and adversely affect our financial condition, results of operations, and cash flows.

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

We are currently in compliance with Nasdaq Marketplace Rule 4310(c)(14) and all other conditions to continued listing on The Nasdaq National Market. However, as a result of our prior failure to comply, our continued listing is conditioned on us timely filing all periodic reports with the Securities and Exchange Commission and The Nasdaq Stock Market for all reporting periods ending on or before December 31, 2006. The filing of a Form 12b-25 extension request will not result in an automatic extension of these filing deadlines.

If we are unable to comply with the conditions for continued listing, then our shares of common stock are subject to immediate delisting from The Nasdaq National Market. If our shares of common stock are delisted from The Nasdaq National Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market. If our common stock is no longer traded through a market system, it may not be liquid, which could affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. We intend to appeal any decision to delist our shares from The Nasdaq National Market, but cannot provide any assurance that our appeal will be successful. Any such appeal will not stay the decision to delist our shares.

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

We compete with other entities which maintain similar commercial Web sites including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete with vehicle dealers. Such companies, including vehicle dealers, may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation’s BuyPower and Ford Motor Company in its partnership with its dealers through FordDirect.com. The Web Control product competes with products from companies such as Reynolds and Reynolds and Cobalt Systems Corporation. Our customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., Minacs, Online Administrators and Teletech.

We believe that the principal competitive factors in the online market are:

•	brand recognition,

•	dealer return on investment,

•	lead quality,

•	prices of products and services,

•	speed and quality of fulfillment,

•	field sales and customer support,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of integrated products and services,

•	ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service, and

•	technical expertise.

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

The economic strength of the automotive industry significantly impacts the revenues we derive from dealers, automotive manufacturers and other strategic partners, advertising revenues and consumer traffic to our Web sites. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Purchases of vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions, energy prices and interest rates in regional and local markets). Because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or a general increase in interest rates, energy prices or a general tightening of lending may affect us more significantly than companies in other industries. In addition, if any of our larger customers were to become insolvent because of economic conditions in the automotive industry, our business, results of operations and financial condition may be materially and adversely affected.

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

We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, could cause our purchase request volume or quality to decline. If this occurs, dealers may no longer be satisfied with our services and may terminate their relationships with us or force us to decrease the fees we charge for our services. If dealers terminate their relationships with us or force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. A number of our agreements with online service providers may be terminated without cause. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. If we cannot maintain or replace our relationships with online service providers, our revenues may decline which could have a material adverse effect on our business, results of operations and financial condition.

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

We have been introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for automotive marketing services. Introducing new or enhanced products and services requires us to increase expenditures before we generate revenues. For example, we may need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, results of operations and financial condition.

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

With the exception of the ADS production servers and certain related systems, our production Web sites and certain systems, including Autobytel.com, Autoweb.com, CarSmart.com, AutoSite.com, Car.com, Finance.Car.com, AVV.com, iDriveonline and RPM are currently hosted at secure third-party hosting facilities. We host the ADS production servers at AVV’s facilities. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future.

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

Internet commerce is relatively new and evolving. We cannot assure that our business model will be profitable in the future.

The market for Internet-based purchasing services has only recently begun to develop and is rapidly evolving. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there are few proven services and products. Moreover, since the market for our services is relatively new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. Accordingly, we cannot assure that our business model will be successful or that we will be profitable in the future.

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

Further, the stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates, energy prices, international currency fluctuations, terrorist acts, military actions or wars, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

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

Our licensees currently have Web sites in the United Kingdom, The Netherlands and Japan. Revenue from our licensees may be adversely affected by risks in conducting business in their markets, such as regulatory requirements, changes in political conditions, potentially weaker intellectual property protections and educating consumers and dealers who may be unfamiliar with the benefits of online marketing and commerce. In addition, our investment in licensees may be impaired. We may expand our brand into other foreign markets primarily through licensing our trade names. In the past we incurred losses in our international activities. We cannot be certain that we will be successful in introducing or marketing our services abroad. Our results of operations and financial condition may be adversely affected by our international activities.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of foreign currency fluctuations, and changes in the market values of our investments.

Foreign Currency Risk.

We are exposed to foreign exchange rate fluctuations as we convert the financial statements of Autobytel.Europe into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of Autobytel.Europe’s financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.

Investment Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of September 30, 2005 and December 31, 2004, net unrealized losses on these investments were not material.

Item 4.	Controls and Procedures

As more fully described in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we restated our financial statements for the full 2002 fiscal year, the first, second, and third fiscal quarters of 2003, the full 2003 fiscal year, and the first and second fiscal quarters of 2004.

As described more fully in our Management’s Report On Internal Control Over Financial Reporting set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment identified internal control deficiencies that individually or collectively are indicative of a material weakness in our internal control over financial reporting. Management currently is implementing certain remedial measures identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, and intends to implement the remaining remedial measures during the course of 2005 and 2006. While this implementation is underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. While we are implementing changes to our controls environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective to address the internal control deficiencies identified in Management’s Report On Internal Control Over Financial Reporting. Please see Part I, Item 2. “Management’s Discussion and Analysis—Risk Factors—Our internal controls and procedures need to be improved.”

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the internal control deficiencies referenced in the Management’s Report On Internal Control Over Financial Reporting, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective in alerting our management, including our principal executive officer and principal financial officer, to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. However, our Chief Executive Officer and our Chief Financial Officer, believe that the remedial measures described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, when implemented, will be designed to address the internal control deficiencies described in the Management’s Report On Internal Control Over Financial Reporting and should allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.

As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autobytel case. Autobytel has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. Autobytel would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autobytel to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autobytel currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autobytel is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Autobytel. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autobytel’s insurance carriers should arise, Autobytel’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autobytel is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, or whether such damages would have a material impact on our results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on our results of operations, financial condition or cash flows in any future period.

On September 24, 2004, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, we assert infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. We contend that Dealix Corporation is infringing our patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests and seek damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. We filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, was held in October, 2005. Dealix Corporation also seeks attorney’s fees and costs. We expect to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against us and certain of our current directors and current and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions were virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that we misrepresented and omitted material facts with respect to our financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees.

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005. The hearing is currently set for January 2006. Additional lawsuits asserting the same or similar claims may be filed as well. We intend to defend the claims vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on our results of operations, financial condition or cash flows.

In addition, our directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. We intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations, financial condition or cash flows.

On October 21, 2005, we received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names us as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical, and stem from the acquisition of Stoneage by us on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. We intend to defend these claims vigorously. We cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

We have reviewed the above class, derivative and other actions and do not believe that it is probable that a loss contingency has occurred, therefore, no amounts have been recorded in the accompanying consolidated financial statements.

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

We held our Annual Meeting of Stockholders on September 8, 2005. The following is a brief description of the matter voted upon at the meeting and the number of votes cast for or withheld with respect to such matter. Each director proposed by us was elected.

The stockholders reelected the two nominees for our board of directors:

Director	For	Withheld Authority
Jeffrey H. Coats	35,266,276	1,169,417
Mark R. Ross	36,012,647	423,046

The term of office as director for Mark N. Kaplan, Richard A. Post, Michael J. Fuchs and Robert S. Grimes continued after the meeting.

Item 6.	Exhibits

10.1	Employment Agreement, dated July 19, 2005, between Autobytel Inc. and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2005.

10.2	Form of Outside Director Stock Option Agreement under 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2005.

10.3	Form of Letter Agreement (amending stock option agreement) is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2005.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated November 7, 2005.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated November 7, 2005.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated November 7, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ MICHAEL F. SCHMIDT
Michael F. Schmidt Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: November 7, 2005

EXHIBIT INDEX

10.1	Employment Agreement, dated July 19, 2005, between Autobytel Inc. and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2005.

10.2	Form of Outside Director Stock Option Agreement under 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2005.

10.3	Form of Letter Agreement (amending stock option agreement) is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2005.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated November 7, 2005.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated November 7, 2005.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated November 7, 2005.