Form 10-K
period 2005-12-31
AUTOBYTEL  INC
filed 2006-03-16
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sale price of $4.83 for our common stock on the Nasdaq National Market System on June 30, 2005, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $195.6 million.

As of February 28, 2006, 42,228,624 shares of our common stock were outstanding.

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

i

PART I

Item 1.    Business

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out such plans or achieve such goals and objectives or that we will be able to successfully do so on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties such that actual results may differ materially from these statements. Important factors that could cause actual results to differ materially from those reflected in forward-looking statements made in this Annual Report are set forth under “Item 1A. Risk Factors.” Investors are urged not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements. Unless specified otherwise, as used herein, the terms “we,” “us” or “our” refer to Autobytel Inc. and its subsidiaries.

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate automotive Web sites, including Autobytel.com®, Autoweb.com®, Car.comSM, CarSmart.com®, AutoSite.com®, AICAutoSite.com®, Autoahorros®.com and CarTV.com®. We are among the largest syndicated car buying content networks and reach millions of Internet visitors as they make their vehicle buying decisions. We are also a leading provider of customer relationship management (CRM) products and programs, consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology.

We announced on October 24, 2005 that we retained the services of Merrill Lynch & Co. to assist us in exploring strategic alternatives, which may include potential acquisitions of, or mergers with complementary businesses, as well as a potential sale of the company. We announced on March 1, 2006 that we will no longer pursue a sale of the company as one of our strategic alternatives, but that we will continue to review strategic acquisitions and partnership opportunities.

We also announced on March 1, 2006 that James E. Riesenbach, former Senior Vice President of AOL’s Search and Directional Media Group, has agreed to join the company as Chief Executive Officer and President effective March 20, 2006. Richard A. Post, our current Chief Executive Officer and President, will remain a member of our Board of Directors.

We provide tools and programs to automotive dealers and manufacturers to help them generate sales, enhance customer loyalty and reduce customer acquisition costs. Our intent is to garner an increasing share of the approximately $30 billion spent annually by dealers, dealer associations, aftermarket automotive suppliers and manufacturers on marketing and advertising services.

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

Our lead referral dealer relationships represent domestic and imported makes of vehicles and light trucks sold in the United States. As of December 31, 2005, our lead referral dealer relationships consisted of approximately 5,570 retail dealer relationships, relationships with major dealer groups representing approximately 740 enterprise dealer relationships, and eight direct relationships encompassing 18 brands with automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives representing up to approximately 22,080 enterprise dealer relationships. As of December 31, 2005, approximately 740 retail dealers had more than one retail lead referral dealer relationship with us. A majority of our revenue from lead referral dealer relationships is derived from retail dealer relationships and enterprise dealer relationships with major dealer groups. In addition, as of December 31, 2005, our finance lead referral network included approximately 340 relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. As of December 31, 2005, the CRM customer relationships consisted of approximately 2,980 dealers who use Web Control, our lead management product, and approximately 820 dealers who use Retention Performance Marketing® (RPM®), our customer loyalty and retention marketing program, relationships. As an example of how we calculate these relationships, a dealer that subscribes to the Autobytel.com new car program and the Autoweb.com new car program accounts for two retail dealer relationships, and a dealer that subscribes to our Web Control product and RPM program accounts for two CRM customer relationships. As a further example, a dealer group that owns three different franchises and that subscribes to the Autoweb.com new car program for all such franchises accounts for three retail dealer relationships. Web Control customer relationships are accounted for based on the number of customers using Web Control, rather than the number of franchises owned by a given customer. We no longer include iManager® (our legacy lead management tool) product relationships within CRM customer relationships, as we are offering dealers who use iManager the opportunity to migrate to Web Control.

Dealers participate in our branded car buying networks by entering into contracts with us directly or through a major dealer group or an automotive manufacturer or its automotive buying service affiliate. In turn, we direct consumers to dealers in their local area based on the consumers’ vehicle preference. We expect our dealers to promptly provide consumers a haggle-free, competitive offer within 24 hours of being contacted by the customer. We recommend that each dealer have an employee whose principal responsibility is supervising the dealer’s Internet business, similar to the way in which most dealers have a new vehicle sales manager, used vehicle sales manager and service and parts department managers who are responsible for those dealership functions. We believe that dealers who immediately respond to consumer inquiries, have readily available inventory and provide up-front competitive pricing benefit the most from our marketing services. Lead fees paid by participating customers (including automotive manufacturers or their automotive buying service affiliates) constituted approximately 62% of our revenues in 2005 compared to 69% of our revenues in 2004 (including fees paid for finance requests beginning April 15, 2004).

We connect automotive marketers with the millions of car shoppers visiting our branded Web sites (Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com) and third party Web sites (primarily search engines, automotive information providers and other auto related venues) each month. We provide dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions.

Consumers come to our Web sites to research, compare and configure vehicles and to purchase vehicles through one of our network dealers. Once they are ready to buy a vehicle, consumers can submit a purchase request through any of our automotive Web sites to be connected to one or more of our participating dealers.

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

Through AVV, Inc. (AVV®) we provide dealer lead management tools and data extraction services such as the Web Control product and Automotive Download ServiceSM (ADSSM). The Web Control product is a customer management tool that enables dealers to manage Internet and walk-in sales activity, maintain customer history and activity, measure and report on marketing effectiveness or return on investment, as well as establish automated marketing programs and customize sales process and workflow inside the dealership. ADS extracts data, including new and used car inventory and sales, service and finance records from the dealership management system. Dealers use this service to post their inventory across the Internet, to report on and measure sales effectiveness, and to generate customer loyalty and retention marketing programs. This data also integrates with AVV’s CRM solution, which includes automated sales prospecting and retention marketing. We are offering dealers who use iManager the opportunity to migrate to Web Control.

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

Most automotive manufacturers, including Chrysler, Ford, General Motors, Honda, Hyundai, Mercedes and Toyota, currently use our Automotive Information Center® (AIC®) division automotive data or technology for analytical purposes or to power portions of their Web sites. In addition, major consumer portals, including MSN Autos and Yahoo!, also use our content or technology.

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

Background

Online Commerce Opportunities.    Consumers have rapidly adopted the Internet into their car shopping and purchasing process and are expected to continue to do so in the future. In 1998, 25% of all new car buyers used the Internet during their car purchasing process. According to J.D. Power and Associates, that number rose to 67% in 2005. In addition, according to J.D. Power and Associates, in 2005, 53% of new car buyers indicated that the Internet impacted their make/model purchase decision. According to Jupitermedia Corporation, by 2009, 33%

of all new car sales will be Internet generated, up from 24% in 2005. Studies from major third-party research companies indicate that consumers prefer independent, multi-brand Web sites for product reviews, comparisons and pricing information.

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

Benefits to Dealers.    We believe we benefit dealers by reducing the dealers’ incremental marketing costs and increasing sales volume. We believe dealers’ personnel productivity could increase because we provide dealers access to potential purchasers who have completed their research and should be ready to buy or lease a vehicle. As a result, reaching these consumers and selling or leasing them vehicles costs the dealer little or no additional overhead expense, other than the fees paid to us and the personnel costs of a dedicated manager. We believe franchised new car retail dealers spend considerably less in marketing costs on each vehicle sold by using our new car marketing services. Through our Web Control product, we provide dealers with on-site technology to better track sales, inventory, customer solicitations, responses and other communications.

We direct consumers to dealers in their local area based on the consumers’ vehicle preference. We believe this provides dealers access to a large number of well informed, ready-to-buy consumers, which allows dealers to compete more effectively.

Substantially all dealers that participate in the Autobytel or CarSmart® network are assigned an exclusive geographic territory in such network based upon a specific vehicle make. A territory allocated by us to a dealer is generally larger than a territory assigned to a dealer by a manufacturer. Recently, we began signing dealers to the Autobytel network on a non-exclusive territorial basis. Autoweb retail dealers are not assigned exclusive territories to participate in the Autoweb network. Generally, Car.com retail dealers are not assigned exclusive territories to participate in the Car.com network.

Benefits to Manufacturers.    Research shows that of all new car buyers, 67% use the Internet while shopping. Manufacturers can influence car buyers’ decisions by targeting them during their research,

consideration and decision process, in particular, by using our dynamic marketing programs. In addition, manufacturers can obtain purchase requests from us and use our AIC data and technology tools to power their own Web sites, which allows consumers to configure and compare cars.

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

•	increasing the monetizable volume and quality of purchase requests,

•	maintaining our training and support programs to participating dealers,

•	providing dealer management reports to enhance dealership operations,

•	offering our CRM products to all participating dealers, and

•	participating in industry trade shows aimed at dealers.

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

Enter into Acquisitions and Strategic Alliances.    We intend to grow and advance our business and may do so, in part, through acquisitions and strategic alliances. We announced on October 24, 2005 that we retained the services of Merrill Lynch & Co. to assist us in exploring strategic alternatives, which may include potential acquisitions of, or mergers with, complementary businesses, as well as a potential sale of the company. We announced on March 1, 2006 that we will no longer pursue a sale of the company as one of our strategic alternatives, but that we will continue to review strategic acquisitions and partnership opportunities. We believe that acquisitions and strategic alliances can allow us to increase market share, benefit from advancements in technology and strengthen our business operations by enhancing our offering of products and services. We may acquire businesses that increase our market share in the lead referral and automotive information content businesses. In furtherance of this strategy, we acquired Autoweb.com, Inc. in August 2001 and Stoneage Corporation (now Car.com, Inc.) in April 2004. In addition, to complement our core business and extend our product solutions, we may also acquire businesses primarily focused on automotive customer relations management solutions and services, database marketing services and/or Web site management. In June 2003, we acquired AVV, a leading provider of dealership lead management tools and dealer management system data extraction services. In April 2004, we acquired iDriveonline, Inc. (now Retention Performance Marketing, Inc.), a leading provider of dealership customer loyalty and retention marketing programs.

Invest in Other Core Product Initiatives Designed to Improve Lead Quality and Dealer Profitability.    We believe that expanding our products and services offered to both manufacturers and dealers is critical to establishing ourselves as the premier provider of online automotive marketing services. In 2004, we modified

RPM so that it integrates advanced customer segmentation with personalized communications across multiple channels, including email, telephone, Web sites, and print media. In 2002, we developed a multi-level program to further qualify consumers we send to the dealers using our services. The Autobytel Quality Verification SystemSM (QVSSM) uses filters and validation processes to identify consumers with strong purchase intent and was designed to improve purchase request quality. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We also developed a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to automotive consumers who have visited the Internet—consumers that now represent nearly two out of three new car buyers. According to J.D. Power and Associates, in 2005, 9 out of 10 automotive Internet users went online to do research before actually visiting a dealership.

Continue to Build Brand Equity.    In the future we intend to continue to market and advertise to enhance the brand recognition of our Web sites with consumers, primarily through the Internet. We believe that continuing to strengthen brand awareness of the Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com names among consumers is critical to attract vehicle buyers, increase purchase requests and, in turn, maintain and increase the size of our dealer and automotive manufacturer relationships. In 2005, we extended our brand online by launching ESPN Cars with ESPN.com, becoming the exclusive provider of automotive information, tools and car-buying fulfillment for Earthlink subscribers, providing automotive content for the web sites of Viacom’s television stations, and developing an auto channel for Synacor to be available on Adelphia.net and 16 other broadband cable portals. In December 2004, we launched Autoahorros.com, our Spanish language automotive Web site that offers users research tools, content and a purchase request process in Spanish for both new and used vehicles. Autoahorros.com allows Internet shoppers to research in-depth vehicle pricing and specifications information, compare data across brands, tap into expert reviews, safety content, car buying tips and articles, and submit a purchase request on a new or used vehicle—all in Spanish. In 2004, we also introduced vehicle video reviews. In addition, we also advertise through traditional media, such as television, radio and print publications.

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

Enforce and Strengthen our Intellectual Property Rights.    We intend to grow and advance our business, in part, through enforcing and strengthening our intellectual property rights. We have registered service marks, including Auto-By-Tel, Autobytel.com, Autoweb, CarSmart and the Autobytel.com logo and have applied for registered service marks for Autoahorros and CarTV. We have been issued a patent directed toward an innovative method and system for forming and submitting purchase requests over the Internet and other computer networks from consumers to suppliers of goods and services. The method permits suppliers of goods or services to provide enhanced customer service by making the purchasing process convenient for consumers as well as suppliers. The patent is also directed toward the communication system used to bring consumers and suppliers closer together. To this end, we have filed a lawsuit against Dealix Corporation for patent infringement. See “Item 3. Legal Proceedings” for more information regarding this lawsuit. We cannot assure that the patent will be enforceable and, if enforceable, that the patent will have significant economic value. We have also been issued a patent relating to online aftermarket accessory shopping. We have applied for additional service marks and patents. We regard our trademarks, service marks, brand names and patent as important to our business and intend to protect and enforce our rights with respect to such intellectual property.

Enhance and Broaden Content Offerings.    We provide high quality content, including video vehicle reviews, which facilitates consumer buying decisions related to and including the purchase of a vehicle. We work with leading automotive content providers to provide consumers with advice and information on our Web sites. We use AIC data on our Web sites.

Programs, Products and Services

New Vehicle Purchasing Service.    Our new vehicle purchasing service enables consumers to shop for and select a new vehicle through our Web sites, Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com, by providing research on new vehicles, such as pricing, features, specifications and colors. When consumers indicate they are ready to buy a vehicle, consumers can complete a purchase request online, which specifies the type of vehicle and accessories the consumers desire, along with the consumers’ contact information. We validate the consumer contact information using our proprietary Quality Verification System. We then route such information to one or more local participating dealers, if available, that sell the type of vehicle requested. We promptly return an e-mail message to the consumer with the dealership’s name and phone number and the name of the dedicated manager, if any, at the dealership. We expect retail dealers to contact the consumer within 24 hours of receiving the purchase request with a firm, haggle-free price quote for the requested vehicle. When consumers complete their purchase, they usually take delivery of their vehicle at the dealership showroom. Generally, within 10 days of the submission of a consumer’s purchase request, we contact the consumer again by e-mail to conduct a quality assurance survey that allows us to evaluate the sales process at participating retail dealers and improve the quality of dealer service.

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

Autobytel’s Premium Pre-Owned offers dealers preferred placement of their vehicle listings and greater advertising opportunities, giving dealers the ability to have more direct impact on consumers. Thumbnail photos of each vehicle listing, with multiple photo view options, are available along with links to the dealership’s Web site and online inventory. AutobytelConnect® is designed to help generate new sales for dealers by listing a toll- free number next to each pre-owned vehicle. This allows consumers who prefer to speak with a representative of the dealership to call the representative directly. The “800” number can be routed to any land or mobile line, including a direct connection to the Internet department. All call activity is automatically recorded, enabling dealers to review every call, even if the call is busy, abandoned or after hours. Participating dealers can also access user-friendly reports online to measure follow-up and closing performance.

Finance Requests.    In April 2004, we acquired Car.com. In addition to providing new and used car vehicle purchasing services, Car.com enables consumers to submit a credit questionnaire or request for financing. The finance requests are forwarded to the nearest participating dealer that offers financing or, if a dealer is not available, to an automotive finance institution. This program is designed to enable consumers, who may not be able to secure loans through conventional lending sources, to obtain financing and purchase their desired vehicle.

Web Control.    In June 2003, we acquired AVV, a leading provider of dealership lead management tools, such as Web Control. Web Control is a customer management tool that enables dealers to manage Internet and walk-in sales activity, maintain customer history and activity, measure and report on marketing effectiveness or return on investment, as well as establish automated marketing programs and customize sales process and workflow inside the dealership.

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

RPM.    The Retention Performance Marketing (RPM) product is designed to deliver a more efficient method for dealers and manufacturers to retain their car buying and service customers. The RPM product integrates advanced customer segmentation with personalized communications across multiple channels, including e-mail, telephone, Web sites and print media. The product filters the data in customer records, verifying contact information from within the dealership management system, then automatically outputs welcome letters or e-mails for new car buying and service customers. Service reminders and campaigns can then be sent out on a regular basis based on each customer’s specific spending, purchase and visitation habits. The product also offers clients a range of reporting and analysis capabilities. Each month, the dealership receives an executive summary that allows the dealership to measure results by showing return on investment, gross revenue generated per active customer name and response rate.

Training.    We believe that dealers and their employees require specialized training to learn the skills necessary to serve the Internet user and take full advantage of our proprietary systems. Therefore, we have developed an extensive training program for dealers. We believe that this training is critical to enhancing our brands and reputation. We require retail dealers to have their representatives trained on our system. Training is conducted at regional training locations and at dealerships’ premises. In training our retail dealers, we de-emphasize traditional vehicle selling techniques and emphasize our approach of immediately responding to consumer inquiries and providing up-front competitive no-haggle pricing. Our customized program for training dealers teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to automotive consumers who have visited the Internet.

Advertising Services.    We now have multiple Web site properties on which we offer media products to automotive manufacturers and related businesses. The Web sites offer an audience of car-shopping and car-buying consumers that advertisers can target during the vehicle purchasing decision. We provide dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions. In January 2005, we launched AutobytelDirect, a fully integrated multimedia direct marketing product that targets in-market car buyers during the pivotal period between submission of a purchase request and offline purchase. The product is designed to enable automotive marketers to influence make/model purchase decisions and build customer relationships through targeted communications powered by customer segmentation technology. In addition, the product’s Market Share feature is designed to complement our enterprise automotive manufacturer purchase request programs through systematic communications customized for each automotive manufacturer. We also provide other customizable advertising products, such as the Featured Model Showcase, that offer manufacturers branding opportunities across our Web sites to present detailed, enhanced information about a specific vehicle model to millions of online car shoppers on our Web sites. Each Featured Model Showcase is a collaborative effort with the advertiser to meet specific campaign objectives. Features can include purchase request functionality, image galleries, brochure requests and supported links. CarTV, our automotive video program, enables automotive manufacturers to present their television commercials to the millions of Internet car shoppers on our Web sites and to advertise in conjunction with our video vehicle reviews. CarTV allows automotive manufacturers to quickly gauge the impact of their commercials on car shoppers as well as to assist them to assess the relative effectiveness of specific commercials and formats.

Automotive Information Center.    AIC provides comprehensive automotive information to dealers and manufacturers, major web portals and consumers through AICAutoSite.com, and data and technology tools. Manufacturers can use our AIC data and technology tools to power their own Web sites, allowing consumers to configure and compare cars. Most automotive manufacturers, including Chrysler, Ford, General Motors, Honda, Hyundai, Mercedes, and Toyota, currently use our AIC automotive data or technology for analytical purposes or to power portions of their Web sites. In addition, major consumer portals, including MSN Autos and Yahoo!, also use our content or technology. AIC also provides automotive content in Spanish.

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

International.    We do not expect to devote substantial resources to international operations, but may continue to explore additional licensing business as opportunities arise. On December 15, 2005, the owners of Autobytel.Europe LLC (Autobytel.Europe) agreed to dissolve the company. See Part II “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Intellectual Property

We have registered service marks, including Auto-By-Tel, Autobytel.com, Autoweb, CarSmart and the Autobytel.com logo. We have been issued a patent directed toward an innovative method and system for forming and submitting purchase requests over the Internet and other computer networks from consumers to suppliers of goods and services. The method permits suppliers of goods or services to provide enhanced customer service by making the purchasing process convenient for consumers as well as suppliers. The patent is also directed toward the communication system used to bring consumers and suppliers closer together. The patent expires on January 14, 2019. We cannot assure that the patent will be enforceable and, if enforceable, that the patent will have significant economic value. We have also been issued a patent relating to online aftermarket accessory shopping. We have applied for additional service marks and patents. We regard our trademarks, service marks, brand names and patent as important to our business and intend to protect and enforce our rights with respect to such intellectual property. To this end, we have filed a lawsuit against Dealix Corporation for patent infringement. See “Item 3. Legal Proceedings” for more information regarding this lawsuit.

Competition

Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is relatively new. Competition intensified significantly in 2005. Our business is characterized by minimal technical barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We compete with other entities that maintain similar commercial Web sites, including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete with vehicle dealers. Such companies, including vehicle dealers, may already maintain or may introduce Web sites that compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation and Ford Motor Company in its partnership with its dealers through FordDirect.com. The Web Control product competes with products from companies such as Reynolds and Reynolds and Cobalt Systems Corporation. Our customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., Minacs, Online Administrators and Teletech.

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

Operations and Technology

We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance and reliable Web sites, enhance consumer/dealer communications, maintain the highest levels of information privacy and ensure transactional security. We currently host all our Web sites at secure data center third-party hosting facilities. The data centers include redundant power infrastructure, redundant network connectivity, fire detection and suppression systems and security systems to prevent unauthorized access. Our network and computer systems are built on industry standard technology. Network security utilizes industry standard products and practices.

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

Employees

As of February 28, 2006, we had 426 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Item 1A.    Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the following additional factors may affect our future results.

We have only been profitable from the fourth quarter of 2002 through the fourth quarter of 2004 and otherwise have a history of net losses. We incurred a loss in 2005 and cannot assure that we will be profitable in the future. If we are unable to achieve profitability in the future and we continue to lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives has long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002 and have achieved profitability from the fourth quarter of 2002 through the fourth quarter of 2004. We incurred a loss in 2005. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $154.6 million as of December 31, 2005 and $148.4 million as of December 31, 2004.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In making its assessment of internal control over financial reporting as of December 31, 2005, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2005. The material weaknesses relate to not having a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting which contributed to material weaknesses in (a) revenue and deferred revenue and (b) accrued liabilities and the related expense accounts. Further, the material weaknesses identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If our financial statements are not timely, we could be delisted from NASDAQ. If either or both of these events occur, it could have a material adverse affect on our ability to operate our business. Please see Part II “Item 9A. Controls and Procedures” for more information regarding the measures we have commenced to implement, and which we intend to implement during the course of 2006, which are designed to remediate the deficiencies in our internal controls described in our Management’s Report On Internal Control Over Financial Reporting set forth on page F-2 of this Annual Report on Form 10-K. The costs of remediating such deficiencies in our internal controls will adversely affect our financial condition and results of operations. In addition, even after the remedial measures discussed in Part II “Item 9A. Controls and Procedures” are fully implemented, our internal controls will not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

The impact of ongoing purported class action, derivative and other litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our consolidated financial statements and the potential liability from any such litigation or regulatory action could harm our business.

We restated our consolidated financial statements for the full 2002 fiscal year, the full 2003 fiscal year, the first, second and third fiscal quarters of 2003, and the first and second fiscal quarters of 2004. We, and a present and a former director and certain former officers, are defendants in certain purported class action litigations pending in the United States District Court for the Central District of California. The claims were brought on behalf of our stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims in all of these purported class actions were virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that we misrepresented and omitted material facts with respect to our financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees.

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13,

2006, but the parties filed a stipulation to take the hearing off-calendar without prejudice to re-noticing the hearing in the future. Additional lawsuits asserting the same or similar claims may be filed as well. We intend to defend the claims vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on our results of operations and financial condition.

In addition, our present directors and a former director and certain former officers are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. Defendants filed and served a motion to stay and a demurrer in October 2005. We intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations and financial condition.

On October 21, 2005, we received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names us as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical, and stem from the acquisition of Stoneage by us on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. If the arbitration stay is lifted or a new complaint is filed, we will defend these claims vigorously. We cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

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

We will incur substantial expenses in connection with ongoing purported class action, derivative and other litigation and possible related regulatory investigations which will materially and adversely affect our financial condition, results of operations, and cash flow.

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

If our dealer attrition continues, our dealer networks and revenues derived from these networks may decrease.

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

Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is relatively new. Competition has intensified significantly in 2005. Our business is characterized by minimal technical barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names and deliver satisfactory value to our customers. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We compete with other entities which maintain similar commercial Web sites including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete with vehicle dealers. Such companies, including vehicle dealers, may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation and Ford Motor Company in its partnership with its dealers through FordDirect.com. The Web Control product competes with products from companies such as Reynolds and Reynolds and Cobalt Systems Corporation. Our customer relationship management product, RPM, competes with companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., Minacs, Online Administrators and Teletech.

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

The economic strength of the automotive industry significantly impacts the revenues we derive from dealers, automotive manufacturers and other customers and consumer traffic to our Web sites. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Purchases of vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions, energy prices and interest rates in regional and local markets). Because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or a general increase in interest rates, energy prices or a general tightening of lending may affect us more significantly than companies in other industries. In addition, if any of our larger customers were to become insolvent because of economic conditions in the automotive industry, our business, results of operations and financial condition may be materially and adversely affected.

Employee pricing and other incentives offered to all consumers by some manufacturers in 2005 may negatively affect vehicle sales in 2006. Consumers may have accelerated their planned vehicle purchases from 2006 to 2005. At some point in the future, manufacturers may decrease current levels of incentive spending on new vehicles, which has served to drive sales volume in the past. Such a reduction in incentives could lead to a decline in demand for new vehicles. A decline in vehicle purchases may result in a decline in demand for our services which could adversely affect our business, financial condition and results of operations.

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

If any of our advertising relationships with manufacturers terminates, our revenues would decrease.

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

If we cannot build and maintain strong brand loyalty, our business may suffer.

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

We host the ADS production servers at a company owned facility. Although backup servers are available, our primary servers are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future.

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

Revenues from licensees outside of the United States were less than 1% of total revenues for the years ended December 31, 2005, 2004 and 2003.

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

Our ability to compete depends upon our proprietary systems and technology. While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. As part of our confidentiality procedures, we generally enter into confidentiality agreements with our employees and consultants and limit access to our trade secrets and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims or infringement or invalidity. We filed one such lawsuit, which is currently pending, to protect one of our patents. Such litigation, even if successful, could result in substantial costs and diversion of resources and management attention and could materially adversely affect our business, results of operations and financial condition. Misappropriation of our intellectual property or potential litigation could also have a material adverse effect on our business, results of operations and financial condition.

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

We are a defendant in certain proceedings which are described in “Item 3. Legal Proceedings” herein.

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

This Annual Report on Form 10-K contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth above and elsewhere in this Annual Report on Form 10-K. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear in this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our headquarters are located in a single office complex in Irvine, California. We lease a total of approximately 61,000 square feet. The lease expires in September 2010. AVV is located in a single office building in Westerville, Ohio and occupies approximately 17,000 square feet. The lease expires in September 2009. Car.com is located in a single suite in an office building in Troy, Michigan and occupies approximately 4,700 square feet. The lease expires in January 31, 2011. CarTV is located in an industrial building in Santa Ana, California and occupies approximately 3,500 square feet. The lease expires in August 2006.

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

On September 24, 2004, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, we assert infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. We contend that Dealix Corporation is infringing our patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests and seek damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. We filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, was held in October 2005. An order construing certain terms of the asserted claims was issued in January 2006. The parties are conducting fact discovery with a trial date set for August 2006. Dealix Corporation also seeks attorney’s fees and costs. We expect to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

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

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing off-calendar without prejudice to re-noticing the hearing in the future. Additional lawsuits asserting the same or similar claims may be filed as well. We intend to defend the claims vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on our results of operations, financial condition or cash flows.

In addition, our directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. Defendants filed and served a motion to stay and a demurrer in October 2005. We intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations, financial condition or cash flows.

On October 21, 2005, we received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names us as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical, and stem from the acquisition of Stoneage by us on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. If the arbitration stay is lifted or a new complaint is filed, we will defend these claims vigorously. We cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, has been quoted on the Nasdaq National Market since March 26, 1999, and currently trades under the symbol “ABTL”. Prior to this time, there was no public market for our common stock. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock as reported on the Nasdaq National Market.

Year	High	Low
2004
First Quarter	$14.45	$9.03
Second Quarter	$17.00	$8.09
Third Quarter	$9.32	$5.72
Fourth Quarter	$9.79	$5.20
2005
First Quarter	$6.26	$4.62
Second Quarter	$5.55	$3.57
Third Quarter	$5.99	$4.20
Fourth Quarter	$5.55	$4.22

As of February 28, 2006, there were 585 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We intend to retain all of our future earnings, if any, for use in our business, and therefore we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provide detailed information regarding acquisitions, deconsolidation, impairment, restructuring and other charges which have impacted our results of operation and financial condition and affect the comparability of the financial data provided below. The statement of operations data for the years ended December 31, 2005, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands, except per share data)
Statement of Operations Data:
Revenues	$125,269	$122,236	$88,394	$79,214	$70,741
Costs and expenses:
Cost of revenues	52,248	50,680	36,523	36,647	31,497
Sales and marketing	27,258	25,854	20,078	15,958	21,010
Product and technology development	23,130	20,190	15,304	18,815	14,780
General and administrative	30,005	18,819	11,065	10,784	18,330
Amortization of acquired intangible assets	1,540	1,157	62	—	—
Goodwill impairment	—	—	—	—	22,867
Autobytel.Europe restructuring, impairment and other international charges	—	—	—	15,015	7,229
Domestic restructuring and other charges, net	—	—	(27)	(58)	4,514

Total costs and expenses	134,181	116,700	83,005	97,161	120,227

(Loss) income from operations	(8,912)	5,536	5,389	(17,947)	(49,486)
Loss on recapitalization of Autobytel.Europe	—	—	—	(4,168)	—
Other income, net	3,131	855	946	207	3,114

(Loss) income before income taxes and minority interests	(5,781)	6,391	6,335	(21,908)	(46,372)
Provision for income taxes	(228)	(430)	(8)	(6)	(27)
Minority interest	(249)	(124)	—	866	1,485

Net (loss) income	$(6,258)	$5,837	$6,327	$(21,048)	$(44,914)

Basic net (loss) income per share	$(0.15)	$0.14	$0.18	$(0.68)	$(1.84)

Diluted net (loss) income per share	$(0.15)	$0.13	$0.17	$(0.68)	$(1.84)

Shares used in computing basic net (loss) income per share	41,957	40,786	34,508	31,143	24,404

Shares used in computing diluted net (loss) income per share	41,957	44,049	37,636	31,143	24,404

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$33,353	$24,287	$45,643	$27,543	$30,006
Restricted cash	241	9,053	—	28	31,831
Short-term investments	12,000	16,500	9,991	—	—
Working capital	48,426	49,983	53,782	26,093	52,713
Long-term investments	3,000	12,000	6,000	—	—
Total assets	147,328	160,717	98,509	57,399	91,274
Non-current liabilities	152	8	178	255	—
Accumulated deficit	(154,619)	(148,361)	(154,198)	(160,525)	(139,477)
Stockholders’ equity	$128,347	$136,067	$84,004	$44,156	$61,546

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in Part I “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate automotive Web sites, including Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com, and CarTV.com. We are also a leading provider of customer relationship management (CRM) products and programs, consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology services.

We announced on October 24, 2005 that we retained the services of Merrill Lynch & Co. to assist us in exploring strategic alternatives, which may include potential acquisitions of, or mergers with complementary businesses, as well as a potential sale of the company. We announced on March 1, 2006 that we will no longer pursue a sale of the company as one of our strategic alternatives, but that we will continue to review strategic acquisitions and partnership opportunities.

We also announced on March 1, 2006 that James E. Riesenbach, former Senior Vice President of AOL’s Search and Directional Media Group, has agreed to join the company as Chief Executive Officer and President effective March 20, 2006. Richard A. Post, our current Chief Executive Officer and President, will remain a member of our Board of Directors.

Our results of operations and financial condition in 2005 were adversely affected by higher than expected operating costs, including an increase in costs relating to compliance with the Sarbanes-Oxley Act of 2002, as well as costs associated with the restatements of our consolidated financial statements which were filed on May 31, 2005, the internal review relating to the restatements, and the remediation of material weaknesses in our internal controls identified in our internal review. In addition, costs associated with defending purported class action, derivative and other lawsuits filed against us and certain current and former directors and officers relating to the restatements of our consolidated financial statements, and costs associated with enforcing our intellectual property rights, including the lawsuit filed against Dealix Corporation for patent infringement, have also increased our operating costs and adversely affected our results of operations and financial condition in 2005. Our results of operations and financial condition in 2006 will continue to be affected by costs associated with enforcing our intellectual property rights, including the lawsuit filed against Dealix Corporation for patent infringement, and costs associated with defending purported class action, derivative and other lawsuits filed against us and certain current and former directors and officers relating to the restatements of our consolidated financial statements. In addition, our results of operations will be negatively affected as we continue the remediation of material weaknesses in our internal controls identified in our internal review.

On April 19, 2005, we took steps to commit to integrate the business operations of our customer loyalty and retention marketing program, Retention Performance Marketing® (RPM), with our customer lead management product, Web Control (the “Integration”). During the third quarter of 2005, we determined not to proceed with the Integration. In December 2005, we closed our Houston office and moved the RPM operations of such office to our office in Irvine, California. Certain employees in the Houston office were relocated to our office in Irvine, California. Total expenses incurred relating to the move were $0.3 million, primarily consisting of retention, severance and relocation costs.

We expect revenue from our business in 2006 to be relatively flat when compared to 2005. We also expect the percentage of 2006 revenues from lead fees to decrease, the percentage of revenues from CRM services to increase and the percentage of advertising to be relatively flat, in each case, from 2005.

As of December 31, 2005, we had $48.4 million in domestic cash, cash equivalents, and short-term and long-term investments.

On December 15, 2005, the owners of Autobytel.Europe agreed to dissolve the company. As a result of such agreement, we received a cash distribution from Autobytel.Europe of approximately $3.9 million. This amount was part of the amount that was previously reflected on our consolidated balance sheet as restricted international cash and cash equivalents. The remaining part of such restricted international cash and cash equivalents was distributed to the other owner of Autobytel.Europe. The distributions exclude $0.2 million placed in an escrow account and reflected on our consolidated balance sheet as restricted international cash and cash equivalents.

Net cash used in operations was $6.1 million in 2005. In 2006, we may continue to use cash in excess of cash generated from operations.

Our lead referral dealer relationships represent domestic and imported makes of vehicles and light trucks sold in the United States. As of December 31, 2005, our lead referral dealer relationships, excluding dealer enterprise relationships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 6,310, encompassing approximately 5,570 retail dealer relationships (including approximately 160 suspended dealers) and relationships with major dealer groups representing approximately 740 enterprise dealer relationships. Additionally, our lead referral dealer relationships include eight direct relationships encompassing 18 brands with automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives representing up to approximately 22,080 enterprise dealer relationships. As of December 31, 2005, approximately 740 retail dealers had more than one retail lead referral dealer relationship with us.

A majority of our revenue from lead referral dealer relationships is derived from retail dealer relationships and enterprise dealer relationships with major dealer groups. In addition, as of December 31, 2005, our finance lead referral network included approximately 340 relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. Participants in the finance referral network receive requests to arrange financing the purchase of an automobile. As of December 31, 2005, the CRM customer relationships consisted of approximately 2,980 Web Control, our lead management product, and approximately 820 RPM, our customer loyalty and retention marketing program, relationships.

As an example of how we calculate these relationships, a dealer that subscribes to the Autobytel.com new car program and the Autoweb.com new car program accounts for two retail dealer relationships, and a dealer that subscribes to our Web Control product and RPM program accounts for two CRM customer relationships. As a further example, a dealer group that owns three different franchises and that subscribes to the Autoweb.com new car program for all such franchises accounts for three retail dealer relationships. Web Control customer relationships are accounted for based on the number of customers using Web Control, rather than the number of franchises owned by a given customer. We no longer include iManager® (our legacy lead management tool) product relationships within CRM customer relationships, as we are offering dealers who use iManager the opportunity to migrate to Web Control.

Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests or performance of services has been suspended. The suspension may be initiated by us or the dealers for various reasons, including, but not limited to nonpayment by dealers or dealers temporarily not having an Internet manager. The number of dealer relationships and customer relationships as of December 31, 2005 referred to above was determined in conformity with the methodology described above.

We conduct our business within one business segment, which is defined as providing automotive marketing services.

Lead fees consist of car buying purchase request fees for new and used cars, and finance request fees.

Fees for car buying purchase requests are paid by retail dealers, enterprise dealers and automotive manufacturers or their automotive buying service affiliates who participate in our online car buying referral networks. Beginning April 15, 2004, lead fees include fees paid by retail dealers, enterprise dealers and automotive manufacturers who participate in our Car.com online car buying referral network. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include manufacturers such as General Motors, Ford and Mazda. Fees paid by customers participating in our car buying referral networks are comprised of monthly subscription and/or transaction fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided. Ongoing fixed monthly subscription fees are based, among other things, on the size of territory, demographics and, indirectly, the transmittal of purchase requests to customers participating in our car buying referral networks. Transaction fees are based on the number of purchase requests provided to retail and enterprise dealers and automotive manufacturers each month.

Generally, our dealer contracts are terminable on 30 days’ notice by either party. As of December 31, 2005, a major manufacturer in our program accounted for up to approximately 10,340 enterprise dealer relationships. This program with such major manufacturer automatically extends in one-month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us.

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

Revenues from lead fees were $77.5 million and $84.8 million, or 62% and 69% of total revenues, in 2005 and 2004, respectively.

We expect to derive a majority of our revenues in the foreseeable future from retail dealers, enterprise dealers and automotive manufacturers that participate in our online car buying referral networks and dealers, finance request intermediaries, and automotive finance companies that participate in our Car.com finance referral network. We anticipate that our lead fee revenue in 2006 will remain relatively flat or decrease when compared to 2005.

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

Revenues from advertising were $19.2 million and $13.7 million, or 15% and 11% of total revenues, in 2005 and 2004, respectively. We anticipate that our advertising revenue will remain relatively flat in 2006 when compared to 2005.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of the Web Control® system (“Web Control”), our customer lead management product, RPM, and Automotive Download Services (“ADS”), our data extraction service. CRM services include fees from Web Control and ADS beginning June 4, 2003 and fees from dealers using iDriveonline beginning April 9, 2004, being the acquisition dates of AVV and iDriveonline, respectively. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $24.1 million and $19.0 million, or 19% and 16% of total revenues, in 2005 and 2004, respectively. We expect revenues from our CRM services to increase in 2006 compared to 2005 primarily due to the growth in RPM and Web Control.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. Revenues from data, applications and other were $4.4 million and $4.8 million in 2005 and 2004, respectively. We develop data for use on our Web sites, and also make it available to third parties, such as automotive manufacturers and internet portals. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers. We expect revenues from data, applications and other to remain relatively flat in 2006 compared to 2005.

To enhance the quality of purchase requests, each purchase request is passed through our Quality Verification System (“QVS”) SM which uses filters and validation processes to identify consumers with valid purchase intent before delivering the purchase request to our retail and enterprise dealers. We believe the implementation of these quality enhancing processes allows us to deliver high quality purchase requests to our retail and enterprise dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer.

We delivered approximately 3.5 million and 4.2 million purchase requests through our online systems to retail and enterprise dealers in 2005 and 2004, respectively. Of these, approximately 2.2 million and 2.7 million were delivered to retail dealers in 2005 and 2004, respectively, and approximately 1.3 million and 1.5 million were delivered to enterprise dealers in 2005 and 2004, respectively. The number of purchase requests we delivered to our retail and enterprise dealers in 2005 reflects a decline from 2004. We are taking actions to reverse this trend. However, we cannot assure that this trend will not continue in 2006.

Additionally, we delivered approximately 0.8 million and 0.5 million finance requests in 2005 and for the period April 15, 2004 through December 31, 2004, respectively, to retail dealers, finance request intermediaries, and automotive finance companies.

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

Our relationship with retail dealers may terminate for various reasons including:

•	termination by the dealer due to issues with purchase request volume, purchase request quality, fee increases or lack of dedicated personnel to manage the program effectively,

•	termination by us due to the dealer providing poor customer service to consumers or for nonpayment of fees by the dealer,

•	termination by us of dealers that cannot provide us with a reasonable profit,

•	elimination of the manufacturer brand, or

•	sale or termination of the dealer franchise.

From time to time as we sign major dealer groups to receive purchase requests, dealers that are part of such groups and previously represented retail dealer relationships are counted as enterprise dealer relationships. In 2005, we experienced a net reduction of approximately 670 in our number of retail dealer relationships. Approximately 120 of these were transferred to enterprise dealer relationships in connection with signing major dealer groups. We believe the remaining decrease of approximately 550 was primarily due to intensified competition, migration to other marketing alternatives and economic pressures on the automotive industry. We cannot assure that we will be able to reduce the net decline in our number of retail dealer relationships. We believe our inability or failure to reduce such decline could have a material adverse effect on our business, results of operations and financial condition.

Because our primary revenue source is from lead fees, our business model is different from many other Internet commerce sites. The automobiles requested through our Web sites are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no procurement, carrying or shipping costs and no inventory risk.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements. There can be no assurance that actual results will not differ from our estimates and assumptions. For a detailed discussion of the application of these and other accounting policies, see Note 2. of the “Notes to Consolidated Financial Statements” in Part IV “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Revenue Recognition.

We recognize revenues from lead fees, advertising, CRM services and data, applications and other when earned as defined by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB No. 104 considers revenue realized after all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which revenue stream is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations. Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single-element arrangement.

Fees billed prior to us providing services are deferred, as they do not satisfy all of the revenue recognition criteria in SAB No. 104. Deferred revenues are recognized as revenue over the periods services are provided or purchase requests are delivered.

Allowances for Bad Debt and Customer Credits.    We estimate and record allowances for potential bad debts and customer credits based on our historical bad debt and customer credit experience, which is consistent with our past practice.

The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated allowance for bad debts are recorded as an increase in general and administrative expenses and based on factors such as historical write-off percentages and the current aging of accounts receivables. Reductions in the estimated allowance for bad debts are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts and have no impact on operating expenses.

The allowance for customer credits is our estimate of adjustments for services that do not meet our customers’ requirements. Additions to the estimated allowance for customer credits are recorded as a reduction in revenues and are based on historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; and (iii) other factors known at the time. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits and have no impact on revenues.

If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional estimated allowances for bad debts and customer credits may be required and the impact on our business, results of operations or financial condition could be material.

As of December 31, 2005, our estimated allowances for domestic bad debts and customer credits have increased to $1.1 million, or 6% of gross accounts receivable from $1.0 million, or 5%, of gross accounts receivable as of December 31, 2004.

Capitalized Internal Use Software.    We capitalize costs to develop internal use software under the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Development or Obtained for Internal Use.” SOP 98-1 requires the capitalization of external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years.

Changes in strategy and/or market conditions could significantly impact the estimated value of our capitalized software. We use estimates and make assumptions to determine the related estimated useful lives and the fair value of capitalized software. In future periods, if the carrying value of capitalized software is determined to be in excess of the estimated fair value, we will recognize a non-cash charge for the impairment of capitalized software. As of December 31, 2005, we had capitalized software, net of amortization, of $0.2 million.

Goodwill.    The determination as to whether events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable involves our judgment. In addition, should we conclude that recoverability of goodwill is in question, the minority interest market approach is used to determine whether goodwill is recoverable and, if not, the final determination of the fair value of the asset is also based on our judgment. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by us in making our estimates. Future changes in our estimates could result in indicators of impairment and actual impairment charges where none exist as of the date of this report. In future periods, if goodwill is determined to be impaired we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. Absent any interim evidence of impairments, we will perform our annual impairment test of goodwill on June 30 of each year. No impairment charge of goodwill was recognized in 2005, 2004 and 2003. As of December 31, 2005, the balance of goodwill was $70.7 million.

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

Income Taxes.    We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance, if necessary, to reduce deferred tax assets to an amount we believe is more likely than not to be realized.

In the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We have net operating loss carryforwards that expire in various years through 2023. We also have federal and state research tax credit carryforwards. The federal research tax credits expire in various years through 2022. The state research tax credits do not expire. Utilization of these carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the carryforwards before utilization. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. At the end of each reporting period, we evaluate whether it is more likely than not that our deferred tax assets are not realizable. While we believe that such deferred tax assets were not realizable at December 31, 2005 and 2004, our assessment may change in future periods if we continue to generate positive operating results and such adjustment would impact our provision for income taxes in the period of such change.

Stock-Based Compensation Expense for 2006 and Thereafter.    Through December 31, 2005, we measured compensation cost using the intrinsic value-based method of accounting for stock options granted to employees and disclosed the impact of the fair value method in Note 2 of our Notes to Consolidated Financial Statements. In 2006, we will adopt Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R requires all share-based payments, including grants of stock options and employee stock purchase awards under the employee stock purchase plan, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS No. 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS No. 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net (loss) income and pro forma net (loss) income per share in Note 2 of our Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2005	2004	2003
Revenues	100%	100%	100%

Costs and expenses:
Cost of revenues	42	42	41
Sales and marketing	22	21	23
Product and technology development	18	17	17
General and administrative	24	15	13
Amortization of acquired intangible assets	1	1	—

Total costs and expenses	107	96	94

(Loss) income from operations	(7)	4	6
Other income	2	1	1

(Loss) income before income taxes and minority interest	(5)	5	7
Provision for income taxes	—	—	—
Minority interest	—	—	—

Net (loss) income	(5)%	5%	7%

Revenues by groups of similar services are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues:
Lead fees	$77,513	$84,822	$64,323
Advertising	19,207	13,695	11,456
CRM services	24,121	18,959	7,210
Data, applications and other	4,428	4,760	5,405

Total revenues	$125,269	$122,236	$88,394

2005 Compared to 2004

Revenues.    Our revenues increased by $3.1 million, or 3%, to $125.3 million in 2005 compared to $122.2 million in 2004. The revenue increase was due to growth in advertising and CRM services. Advertising and CRM services growth benefited by us having owned the operation of Car.com and iDriveonline, respectively, for a full year.

Lead Fees.    Lead fees decreased by $7.3 million, or 9%, to $77.5 million in 2005 compared to $84.8 million in 2004. The decrease was due to a decline in purchase requests delivered to our retail and enterprise dealers of 0.5 million and 0.2 million, respectively, offset by an increase of 0.3 million finance requests delivered to dealers, finance request intermediaries and automotive finance companies. The decrease in purchase request delivered to retail dealers was primarily due to a lower average monthly delivery of purchase requests per dealer coupled with a decline in our retail dealer relationships. The decrease in purchase requests delivered to our enterprise dealers was primarily due to a lower average monthly delivery of purchase requests to our enterprise dealers. The increase in finance requests was primarily due to an increase of approximately 80 retail dealers, finance request intermediaries, and automotive finance companies who participate in the Car.com finance referral network and the benefit of us having owned the operation of Car.com for a full year.

Advertising.    Advertising revenue increased by $5.5 million, or 40%, to $19.2 million in 2005 compared to $13.7 million in 2004. The increase was primarily due to higher spending by automotive manufacturers, the additional Web site advertising sales to Car.com customers and the addition of new products, such as rich media and direct marketing offerings.

CRM Services.    CRM services increased by $5.1 million, or 27%, to $24.1 million in 2005 compared to $19.0 million in 2004. The increase was due to a $3.3 million increase in RPM revenues and a $1.8 million increase in fees from Web Control products and ADS services. The increase in RPM revenue was due to an increase in the number of customers from approximately 760 at December 31, 2004 to approximately 820 at December 31, 2005 and the benefit of us having owned the operation of iDriveonline for a full year. The increase in Web Control products and ADS services was due to an increase in the number of customers from approximately 2,790 at December 31, 2004 to approximately 2,980 at December 31, 2005.

Data, Applications and Other.    Revenues from data, applications and other decreased by $0.4 million or 7%, to $4.4 million in 2005 compared to $4.8 million in 2004. The decrease was primarily due to a $0.3 million decrease in fees from classified advertising that was discontinued in the second quarter of 2005 and a $0.1 million decrease in fees from a program offered to credit unions that was discontinued in the fourth quarter of 2004.

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

Cost of revenues increased by $1.5 million or 3% to $52.2 million in 2005 compared to $50.7 million in 2004. This represents 42% of total revenues in both 2005 and 2004. The increase was due to a $2.0 million increase in printing, production, and postage costs, a $0.2 million increase in TAC and a $0.2 million increase in amortization of acquired technology. The increase was offset by a $0.7 million decrease in amortization of capitalized internal use software and a $0.2 million decrease in depreciation expense. The increase in printing, production and postage costs was primarily due to the increase in customer loyalty and retention program volume in our RPM business. The increase in amortization of acquired technology was a result of the acquisitions of Stoneage and iDriveonline. The decrease in amortization of capitalized internal use software and depreciation was due to certain costs that were fully amortized and depreciated in 2004.

Sales and Marketing.    Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. Sales and marketing expense increased by $1.4 million, or 5%, to $27.3 million in 2005 compared to $25.9 million in 2004. This represents 22% and 21% of total revenues for 2005 and 2004, respectively. The increase was due to a $2.1 million increase in costs associated with sales and customer support, a $0.1 million increase in marketing personnel and related costs and a $0.1 million increase in other costs, offset by a $0.9 million decrease in advertising expenses. The increase in sales and customer support and marketing personnel and related costs was due to higher personnel costs related to increased headcount and severance costs associated with the separation of two employees from us.

Product and Technology Development.    Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Product and technology development expense increased by $2.9 million, or 15%, to $23.1 million in 2005 compared to $20.2 million in 2004. This represents 18% and 17% of total revenues for 2005 and 2004, respectively. The increase was due to higher personnel and related costs of $2.2 million, a $0.1 million in severance costs associated with the separation of three employees from us, a $0.3 million in retention and severance costs associated with the relocation of the Houston office and a $0.3 million increase in telephone costs related to our voice communications. The higher personnel and related costs are associated with the increase in headcount, largely from the acquisitions of iDriveonline and Stoneage.

General and Administrative.    General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $11.2 million, or 59%, to $30.0 million in 2005 compared to $18.8 million in 2004. This represents 24% and 15% of total revenues for 2005 and 2004, respectively. The increase was primarily due to:

•	costs associated with the internal review, restatements and audits of our consolidated financial statements of $5.9 million,

•	increase in legal fees of $3.6 million, of which $1.8 million was associated with enforcing our intellectual property rights, $0.7 million was associated with defending purported class action and derivative lawsuits filed against us and $1.1 million was related to other legal matters,

•	increase in temporary personnel costs of $1.5 million,

•	increase in compensation costs of $0.9 million,

•	increase in the estimated provision for bad debt of $0.6 million, and

•	increase in insurance costs of $0.4 million.

These increases were offset by a $0.3 million decrease in other costs, a $0.3 million charge related to an abandoned acquisition in 2004 and a $1.1 million charge associated with a contract dispute recorded in 2004.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and Stoneage acquisitions. Amortization of acquired intangible assets increased by $0.3 million to $1.5 million in 2005 compared to $1.2 million in 2004. The increase was primarily due to a full year of amortization of acquired intangible assets associated with the iDriveonline and Stoneage acquisitions which took place in 2004.

Interest Income.    In 2005, interest income increased by $0.7 million, to $1.6 million compared to $0.9 million in 2004. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Foreign Currency Exchange Gain.    In 2005, foreign currency exchange gain was $1.6 million compared to a nominal amount in 2004. The increase was primarily due to the substantially complete liquidation of Autobytel.Europe.

Loss in Equity Investees.    Loss in equity investee in 2004 represents our share of loss in Autobytel.Europe prior to April 1, 2004.

Minority Interest.    Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes.    In 2005, a $0.2 million provision for state income taxes has been recorded compared to $0.4 million in 2004. No provision for federal income taxes has been recorded as we generated taxable losses through December 31, 2005.

2004 Compared to 2003

Revenues.    Our revenues increased by $33.8 million, or 38%, to $122.2 million in 2004 compared to $88.4 million in 2003. The revenue increase was due to growth in lead fees, advertising, and CRM services. Revenue growth was driven by the acquisitions of iDriveonline and Stoneage, from the date of their acquisitions on April 9, 2004 and April 15, 2004, respectively. Revenues for 2004 include $5.0 million from dealers using iDriveonline’s customer loyalty and retention marketing programs and $16.3 million from customers using Stoneage services in 2004. In addition, 2004 revenues benefited from a full year of Web Control and ADS.

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

CRM Services.    CRM services increased by $11.7 million, or 163%, to $19.0 million in 2004 compared to $7.2 million in 2003. The increase was due to an increase in RPM revenues, higher fees from iDriveonline’s customer loyalty and retention marketing programs and fees from Web Control products and ADS services.

Data, Applications and Other.    Revenues from data, applications and other decreased by $0.6 million or 12%, to $4.8 million in 2004 compared to $5.4 million in 2003. The decrease is primarily due to a decrease in fees from customers who use our automotive marketing data and technology through our Automotive Information Center (“AIC”) division, classified advertising service and training.

Cost of Revenues.    Cost of revenues consist of TAC and other cost of revenues. TAC consists of payments made to our internet purchase providers, including internet portals and online automotive information providers. Other cost of revenues consists of printing, production, and postage for our CRM services customer loyalty and retention programs, fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

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

Stock Options Granted in 2005

In 2005, we granted stock options to purchase 1,760,000 shares of common stock under our 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, 2000 Stock Option Plan, Amended and Restated 2001 Restricted Stock and Option Plan and 2004 Restricted Stock and Option Plan. The stock options were granted at our common stock closing price on the date of grant. As of December 31, 2005, we had 8,638,681 outstanding stock options.

Liquidity and Capital Resources

Our working capital decreased by $1.7 million, to $48.4 million at December 31, 2005 compared to $50.0 million at December 31, 2004. The decrease was primarily related to cash used by operations, the cash distribution to the minority interest shareholder by Autobytel.Europe as part of the agreement to dissolve Autobytel.Europe, and purchases of property and equipment, offset in part by cash proceeds received from issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan and the maturity of long-term investments.

Our domestic cash, cash equivalents, short-term and long-term investments totaled $48.4 million as of December 31, 2005 compared to domestic cash, cash equivalents, short-term and long-term investments of $52.8 million as of December 31, 2004. As of December 31, 2005, we had $33.4 million in domestic cash and cash equivalents, $12.0 million in short-term investments and $3.0 million in long-term investments.

On December 15, 2005, the owners of Autobytel.Europe agreed to dissolve the company. As a result of such agreement, we received a cash distribution from Autobytel.Europe of approximately $3.9 million. This amount was previously reflected on our consolidated balance sheet as restricted international cash and cash equivalents. The remaining part of such restricted international cash and cash equivalents was distributed to the other owner of Autobytel.Europe. The distributions excluded $0.2 million held in an escrow account and classified as restricted international cash and cash equivalents as of December 31, 2005. Restricted international cash and cash equivalents are not unilaterally available to us.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $6.1 million in 2005 compared to net cash provided by operating activities of $7.6 million and $9.4 million in 2004 and 2003, respectively. Net cash used in operating activities in 2005 resulted from a net loss of $6.3 million for the period, a $4.8 million increase in accounts receivable, a $0.9 million decrease in accounts payable and accrued expenses, a $0.4 million decrease in other current liabilities and a $0.1 million increase in prepaid expenses and other current assets, which were partially offset by non-cash charges. The increase in accounts receivable was primarily due to the increase in days sales outstanding from 57 days during the year ended December 31, 2004 to 59 days for the year ended December 31, 2005. The decrease in accounts payable and accrued expenses was primarily due to estimated income tax payments in 2005. The decrease in other current liabilities was due to refund payments made to retail dealers. The increase in prepaid expenses and other current assets was primarily due to the payment of higher insurance premiums.

Net cash provided by operating activities was $7.6 million in 2004, and resulted from net income for the period before non-cash charges, partially offset by an increase in accounts receivable and a decrease in deferred revenues and accrued international licensee liabilities. A $3.7 million increase in accounts receivable was due to higher billing as a result of increased revenues. A $0.6 million decrease in deferred revenue is primarily due to revenue recognized for our services provided to iDriveonline dealers that were billed prior to the acquisition of iDriveonline and a decline in deferred revenue related to Web site advertising, automotive data and technology license fees and dealers paying ongoing fixed monthly subscription fees for the year ended December 31, 2004 that were billed in 2003. A $1.5 million decrease in accrued international licensee liabilities was due to payments made in April 2004 by Autobytel.Europe to Autobytel.Europe licensees for amounts due under agreements entered into in March 2002.

Net cash provided by operating activities was $9.4 million in 2003, and resulted from net income for the year before non-cash charges and benefits increased primarily by a decrease of $2.7 million in prepaids and other current assets primarily resulting from cash savings from the amortization of a prepaid online marketing agreement and insurance premium, the receipt of funds from an escrow settlement and the receipt of funds from a settlement with a former Autoweb employee, partially offset by a $2.9 million increase in accounts receivable through higher billing of our customers as a result of our increased revenues.

Net Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities was $18.6 million in 2005 and net cash used in investing activities was $33.2 million and $19.7 million in 2004 and 2003, respectively. Cash provided by investing activities in 2005 was related to the sale and maturities of short-term investment in government sponsored agency bonds and auction rate securities and a cash distribution from Autobytel.Europe, offset by purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities, purchases of property and equipment and expenditures for capitalized software.

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

Net Cash Provided by Financing Activities

Net cash used in financing activities was $3.4 million in 2005 and net cash provided by financing activities was $4.3 million and $28.4 million in 2004 and 2003, respectively. Cash used in financing activities in 2005 was due to cash distribution to the minority interest shareholder offset by proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options.

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

A decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services could have a material impact on our business, results of operations or financial condition.

Our contractual commitments primarily consist of operating leases related to our facilities in Irvine, California, Westerville, Ohio, and Troy, Michigan and our technology and communications infrastructure. The following are our contractual commitments associated with our lease obligations and vendor obligations as of December 31, 2005 (in thousands):

	Years Ending December 31,
	2006	2007	2008	2009	2010 and thereafter	Total
Operating leases	$1,527	$1,623	$1,609	$1,562	$1,103	$7,424
Hosting and communication	448	296	—	—	—	744

Total	$1,975	$1,919	$1,609	$1,562	$1,103	$8,168

Prospective Capital Needs.    We do not have debt. We believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including but not limited to:

•	planned future growth, hiring, infrastructure and facility needs;

•	changes in our compensation policies;

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan;

•	our competitors’ responses to our products and services;

•	our relationships with suppliers and customers;

•	the level of expenditures on marketing and advertising, including the cost of contractual arrangements with Internet portals, online information providers and other referral sources;

•	the level of expenditures on product and technology development;

•	the level of expenditures for general and administrative matters, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with remediation of material weaknesses;

•	the ability to increase the volume of purchase requests and finance requests and transactions related to our Web sites;

•	the amount and timing of cash collection and disbursements;

•	the cash portion of acquisition transactions and joint ventures; and

•	costs of ongoing litigation and any adverse judgments resulting from such litigation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. We will adopt SFAS 123R in the first quarter of 2006. In March 2005, the Securities Exchange Commission (SEC) staff issued guidance on SFAS 123R. SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. We will adopt the principles of SAB No. 107 in conjunction with our adoption of SFAS 123R. We expect that our net income will decrease or our net loss will increase as a result of the estimated incremental increase in compensation cost in amounts that are similar to the current pro forma amounts disclosed in Note 2 of the Notes to Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,”. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on our consolidated financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position or results of operations.

In December 2005, FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB No. 143”. FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143 “Accounting for Asset Retirement Obligations” and is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on our consolidated financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in the market values of our investments.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 2005 and 2004, net unrealized losses on these investments were not material.

Item 8.    Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2005 and 2004 and our Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005, together with the reports of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our Management Report on Internal Control Over Financial Reporting is set forth on page F-2 of this Annual Report on Form 10-K.

Plan for Remediation of Material Weaknesses

Management has identified internal control deficiencies and reviewed these internal control deficiencies with the Audit Committee of the Board of Directors and has advised the Audit Committee that certain of the deficiencies are material weaknesses in our internal control over financial reporting.

Management and the Audit Committee of the Board of Directors have adopted certain remedial measures that are designed to address the material weaknesses described beginning on page F-2 (the “Remedial Measures”). The Remedial Measures include, but are not limited to, the following:

•	Recruitment of additional personnel trained in financial reporting under accounting principles generally accepted in the United States to enhance supervision with regard to, among other things, (i) revenue recognition and deferred revenue, (ii) accrued liabilities and related expenses and (iii) account reconciliations and documentation supporting our quarterly and annual financial statements.

•	Additional training for our finance staff and accounting personnel to familiarize them with our accounting policies, including (i) revenue recognition and deferred revenue and (ii) accrued liabilities and related expenses.

At the direction of, and in consultation with, the Audit Committee of the Board of Directors, management currently is implementing certain of the Remedial Measures and intends to implement the remaining Remedial Measures during the course of 2006. While this implementation is underway, we are relying on additional manual procedures and the utilization of outside accounting professionals to assist us with meeting the objectives otherwise fulfilled by an effective control environment. While we are implementing changes to our control environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective under the criteria used to assess effectiveness identified above. Please see Part I “Item 1A. Risk Factors—Our internal controls and procedures need to be improved.”

Changes in Internal Control over Financial Reporting

To address and remediate certain material weaknesses in our internal control over financial reporting at December 31, 2004, that continued to exist through September 30, 2005, we made certain changes to our internal control over financial reporting during the most recently completed fiscal fourth quarter ended December 31, 2005 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented the following measures to change or enhance the design and operating effectiveness of our internal control over financial reporting to remediate material weaknesses that were identified in the prior year (at December 31, 2004) evaluation.

1.	We implemented training for executive management and the Board of Directors on effective communications.

2.	We developed or revised our written accounting policies and procedures relating to: (i) disbursement checks outstanding greater than 180 days, (ii) unapplied credits on customer accounts and (iii) voiding of purchase and disbursement transactions.

3.	We implemented an enhanced training program for our finance staff and accounting personnel to familiarize them with generally accepted accounting principles, SEC reporting updates, and our accounting policies, including formal training related to compliance with state escheat laws.

4.	We implemented a review process where all journal entries in excess of $50,000 for all revenue recognition, reserve and accrual and related reversals, are reviewed by the Controller or Chief Financial Officer.

5.	We instituted recurring annual sub-certifications and recurring quarterly sub-certifications with business unit managers.

6.	We have instituted various enhancements to our lead contract management and delivery systems, as well as access to our financial systems.

7.	We hired a Vice President and Controller.

We have concluded that the above measures have effectively remediated certain of the material weaknesses that were identified in the prior year (at December 31, 2004). Therefore , all prior year material weaknesses have been remediated except for those related to not having a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements which contributed to material weaknesses in (a) revenue and deferred revenue and (b) accrued liabilities and the related expense accounts.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Because of the material weaknesses discussed in Management’s Report On Internal Control Over Financial Reporting, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms or (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Notwithstanding the material weaknesses, our management concluded that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The current directors and executive officers of Autobytel are as follows:

Name	Age	Position
Michael J. Fuchs	60	Chairman of the Board and Director
Richard A. Post	47	Chief Executive Officer, President and Director
Mark R. Ross	60	Vice Chairman and Director
Richard Walker	42	Executive Vice President and Chief Operating Officer
Ariel Amir	46	Executive Vice President, Chief Legal and Administrative Officer and Secretary
Michael F. Schmidt	43	Executive Vice President and Chief Financial Officer
Jeffrey H. Coats	48	Director
Robert S. Grimes	62	Director
Mark N. Kaplan	76	Director

Jeffrey H. Coats was elected a director of Autobytel in August 1996. Mr. Coats has been Chief Executive Officer, President and director of Mikronite Technologies Group Inc., an industrial technology company, since February 2002. Since August 2001, Mr. Coats has also been Managing Director of Maverick Associates LLC, a financial consulting and investment company. From July 1999 to July 2001, Mr. Coats was a Founder and Managing Director of TH Lee Global Internet Managers, L.P., a fund focused on making equity investments in eCommerce and Internet-related companies globally. Mr. Coats remains a limited partner of the fund. Mr. Coats served as Managing Director of GE Equity, Inc., a wholly-owned subsidiary of General Electric Capital Corporation, from April 1996 to July 1999. Mr. Coats led GE Equity’s Consumer Group, which included strategic and financial investments in the Internet, eCommerce, media and entertainment, retail and consumer products and services. Many of these investments were made in conjunction with other GE operating subsidiaries, including NBC, GE Lighting and GE Appliances. Mr. Coats has also held various positions, including as Managing Director, of GE Capital Corporate Finance Group, Inc., a wholly-owned subsidiary of General Electric Capital Corporation, from June 1987 to April 1993. From May 1993 to April 1996, Mr. Coats was a partner in two private investment firms. Mr. Coats holds a B.B.A. in Finance from the University of Georgia and an M.B.A. in International Management from the American Graduate School of International Management. Mr. Coats serves on the board of directors of Congoleum Corporation, Inc. (resilient sheet and tile flooring).

Michael J. Fuchs was elected as a director of Autobytel in September 1996 and became Chairman in June 1998. From November 2000 to May 2001, Mr. Fuchs was Chief Executive Officer of MyTurn.com, Inc. and was Interim Chief Executive Officer from April 2000 to October 2000. Mr. Fuchs was a consultant from November 1995 to April 2000. Mr. Fuchs was Chairman and Chief Executive Officer of Home Box Office, a Division of TimeWarner Entertainment Company, L.P., a leading pay-television company, from October 1984 until November 1995, and Chairman and Chief Executive Officer of Warner Music Group, a Division of Time Warner Inc., from May 1995 to November 1995. MyTurn.com, Inc. filed a voluntary petition under Chapter 11 of the Bankruptcy Code on March 2, 2001, which was converted to a filing under Chapter 7 of the Bankruptcy Code on April 2, 2001. Mr. Fuchs holds a B.A. from Union College and a J.D. from the New York University School of Law. Mr. Fuchs is a member of the board of directors of Imax Corporation (entertainment).

Robert S. Grimes has been a director of Autobytel since inception and from April 2000 to December 2005 was a consultant to Autobytel. From July 1996 through March 2000, Mr. Grimes served as Executive Vice President of Autobytel. Since September 1987, Mr. Grimes has been President of R.S. Grimes & Co., Inc., a private investment company. From April 1981 to March 1987, Mr. Grimes was a partner with the investment firm of Cowen & Company. Mr. Grimes holds a B.S. from the Wharton School of Commerce and Finance at the University of Pennsylvania and an L.L.B. from the University of Pennsylvania Law School. Mr. Grimes has

served on the board of directors of Philips International Realty Corp., a New York Stock Exchange listed company, since April 1998.

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

Ariel Amir joined Autobytel as Vice President and General Counsel in March 1999, was elected Secretary in April 1999 and was promoted to Senior Vice President in April 2000, Executive Vice President in September 2000 and Chief Legal and Administrative Officer in July 2005. Mr. Amir was Vice President of Security Capital U.S. Realty from February 1998 until March 1999, where he was responsible for mergers and acquisitions and relations with strategic investees. Mr. Amir was Vice President of Security Capital Group Incorporated, where he provided securities offering and corporate acquisitions services from June 1994 until January 1998. Prior to joining Security Capital Group, Mr. Amir was an attorney with the law firm of Weil, Gotshal & Manges in New York where he practiced securities and corporate law from September 1985 until April 1994. Mr. Amir received his law degree from Georgetown University Law Center, an M.S. in industrial administration from Carnegie-Mellon University Graduate School of Industrial Administration and an A.B. in Economics from Washington University in St. Louis.

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

Board of Directors and Committee Meetings

The board of directors is divided into three classes, with each class holding office for staggered three-year terms. The term of Class I Directors Jeffrey H. Coats and Mark R. Ross expires in 2008, the terms of Class II Directors Mark N. Kaplan and Richard A. Post expire in 2006 and the terms of Class III Directors Michael J. Fuchs and Robert S. Grimes expire in 2007. There are no family relationships among Autobytel’s officers and directors.

During the fiscal year ended December 31, 2005, the board of directors held a total of 37 meetings. Each member of the board of directors attended more than 75% of the meetings of the board and of the committees of which he was a member.

The board of directors has constituted a Corporate Governance and Nominations Committee, a Compensation Committee and an Audit Committee.

The Corporate Governance and Nominations Committee, which was established in March 2004, met on 2 occasions in 2005 and operates under a charter approved by the board of directors, is responsible for (i) identifying individuals qualified to become directors and selecting director nominees or recommending nominees to the board of directors for nomination; (ii) recommending nominees for appointment to committees of the board of directors; (iii) developing and recommending charters of committees of the board of directors; and (iv) overseeing the corporate governance of Autobytel and, as deemed necessary or desirable from time to time, developing and recommending corporate governance policies to the board of directors. The Corporate Governance and Nominations Committee currently consists of Michael J. Fuchs (Chairman), Mark N. Kaplan and Mark R. Ross. A copy of the charter of the Corporate Governance and Nominations Committee is posted and available on the Corporate Governance link of the Investor Relations section of the Autobytel web site, www.autobytel.com. Information on our web site is not incorporated by reference in this Annual Report on Form 10-K.

The Compensation Committee, which met on 24 occasions in 2005 and operates under a charter approved by the board of directors, is responsible for (i) determining or recommending to the board of directors the compensation of the Chief Executive Officer and each other executive officer or any other officer who reports directly to the Chief Executive Officer based on the performance of each officer, (ii) making recommendations to the board of directors regarding stock option and purchase plans and other equity compensation arrangements and (iii) preparing reports regarding executive compensation for disclosure in Autobytel’s proxy statements or as otherwise required by applicable laws. The Compensation Committee currently consists of Jeffrey H. Coats (Chairman), Michael J. Fuchs and Mark N. Kaplan. A copy of the Compensation Committee charter is posted and available on the Corporate Governance link of the Investor Relations section of the Autobytel web site, www.autobytel.com. Information on our web site is not incorporated by reference in this Annual Report on Form 10-K.

The Audit Committee operates under a charter approved by the board of directors. The Audit Committee’s primary responsibilities are to (i) oversee Autobytel’s accounting and financial reporting policies, processes, practices and internal controls, (ii) appoint, compensate and oversee the independent registered public accounting firm, (iii) review the quality and objectivity of Autobytel’s independent audit and financial statements and (iv) act as liaison between the board of directors and the independent registered public accounting firm. The Audit Committee currently consists of Jeffrey H. Coats, Mark N. Kaplan (Chairman) and Mark R. Ross and met on 22 occasions in 2005. Mr. Kaplan is an “independent director” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act of 1934, as amended and audit committee financial expert within the meaning of federal securities laws. A copy of the Audit Committee charter is posted and available on the Corporate Governance link of the Investor Relations section of the Autobytel web site, www.autobytel.com. Information on our Web site is not incorporated by reference in this Annual Report on Form 10-K.

All directors attended the 2005 annual meeting of stockholders.

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

Item 11.    Executive Compensation

Summary of Cash and Certain Other Compensation.    The following table provides certain summary information concerning compensation paid or accrued by Autobytel to or on behalf of Autobytel’s former Chief Executive Officer, the other executive officers of Autobytel, and Autobytel’s former Executive Vice President for the year ended December 31, 2005 (the “Autobytel Executive Officers”):

Name and Principal Position	Fiscal Year Ended December 31,	Annual Compensation					Long-term Compensation Awards	All Other Compensation
		Salary	Bonus		Other Annual Compensation		Securities Underlying Options(#)
Richard A. Post Chief Executive Officer and President	2005	$220,729	$138,000	(1)	$45,089	(2)	200,000	— —

Jeffrey A. Schwartz Vice Chairman and Former Chief Executive Officer and President	2005 2004 2003	400,000 401,000 399,000	100,000 250,000 250,000	(1) (4) (1)	9,359 39,371 22,354	(3) (3) (3)	— — 1,000,000	— — —

Michael Schmidt Executive Vice President and Chief Financial Officer	2005 2004	235,660 161,250	125,000 72,563	(1) (5)	111,276 32,160	(2) (2)	150,000 200,000	— —

Ariel Amir Executive Vice President and Chief Legal and Administrative Officer	2005 2004 2003	265,000 265,000 265,000	127,000 82,515 158,735	(1) (5) (1)	— 1,000 —	(6)	100,000 75,000 160,000	— — —

Richard Walker Executive Vice President and Chief Operating Officer	2005 2004 2003	288,771 265,000 236,250	143,500 114,025 149,750	(1) (5) (1)	43,402 — —	(2)	100,000 75,000 355,000	— — —

Andrew Donchak Former Executive Vice President	2005 2004 2003	154,583 265,000 265,000	— 132,515 158,735	(5) (1)	265,000 — —	(7)	— 75,000 160,000	— — —

(1)	Amount paid in the following year.

(2)	Represents payments for commuting costs, including related payroll taxes gross up of $19,729, $50,643 and $18,422 that were paid or accrued to Messrs. Post, Schmidt and Walker, respectively.

(3)	Represents payments for car services and allowance and/or legal services.

(4)	Represents retention bonus paid in the third quarter of 2004.

(5)	$72,563, $66,250, $66,250 and $88,775 of such amounts was paid to Messrs. Schmidt, Amir, Donchak and Walker, respectively, in 2005 for service performed in 2004.

(6)	Fifth year anniversary employee award.

(7)	Represents severance payment.

Stock Option Grants in 2005

The following table sets forth for each of the Autobytel Executive Officers certain information concerning stock options granted to them during 2005. We have never issued stock appreciation rights. During 2005, Autobytel granted options at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the Nasdaq National Market on the date of grant. The term of each option granted is generally ten years from the date of grant. Options may terminate before their expiration dates if the optionee’s status as an employee is terminated or upon the optionee’s death or disability.

	Individual Grants					Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Number of Securities Underlying Options Granted(#)		Percent of Total Options Granted to Employees in 2005(1)	Exercise Price ($/Share)	Expiration Date
						5%($)	10%($)
Richard A. Post	200,000	(3)	11.80%	$4.86	05/31/15	$611,285	$1,549,117
Jeffrey A. Schwartz	—		0.0%	—	—	—	—
Ariel Amir	100,000	(4)	5.9%	4.47	08/11/15	281,116	712,403
Andrew Donchak	—		0.0%	—	—	—	—
Richard Walker	100,000	(5)	5.9%	4.86	05/31/15	305,643	774,559
Mike Schmidt	150,000	(4)	8.8%	4.86	05/31/15	458,464	1,161,838

(1)	Based on options to purchase 1,700,000 shares granted under Autobytel’s 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, 2000 Stock Option Plan, Amended and Restated 2001 Restricted Stock and Option Plan and 2004 Restricted Stock and Option Plan to employees during fiscal 2005.

(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent Autobytel’s estimate or projection of its future common stock prices.

(3)	The options vest and become exercisable in equal installments through April 27, 2006.

(4)	The options vest and become exercisable 33 1/3% on the first anniversary of the date of grant and 1/36th at the end of each successive monthly anniversary thereafter ending on the third anniversary of the date of grant.

(5)	The options vest and become exercisable as to 50,000 shares as of October 27, 2005 and the remaining vest and become exercisable as to 8,333 shares on a monthly basis on the 27th of each month for the following six months.

Aggregated Option Exercises in 2005 and Year-End Option Values

The following table sets forth for each of the Autobytel Executive Officers certain information concerning options exercised during fiscal year 2005 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 30, 2005 ($4.94 per share) and the exercise price of the individual’s options. Autobytel has never issued stock appreciation rights.

Name	Number of Shares Acquired on Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-The-Money Options at December 31, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard A. Post	—	$—	232,832	66,668	$148,592	$5,333
Jeffrey A. Schwartz	—	—	1,264,885	500,000	2,480,998	—
Ariel Amir	—	—	606,875	128,125	1,190,000	47,000
Andrew Donchak	—	—	505,000	—	466,400	—
Richard Walker	—	—	446,873	78,127	488,066	12,334
Michael Schmidt	—	—	107,634	242,366	—	12,000

Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for Autobytel’s common stock, the NASDAQ National Market, the Russell 2000 Index and the Russell 3000 Index. In 2003, Autobytel was included for the first time in the Russell 3000 Index. The graph assumes the investment of $100 on December 31, 2000. The data regarding Autobytel assumes an investment at the closing price of $2.50 per share of Autobytel’s common stock on December 29, 2000. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return
	12/00	12/01	12/02	12/03	12/04	12/05
AUTOBYTEL INC.	$100.00	$69.00	$112.00	$364.40	$241.60	$197.60
NASDAQ STOCK MARKET (U.S.)	100.00	79.08	55.95	83.35	90.64	92.73
RUSSELL 2000	100.00	102.49	81.49	120.00	142.00	148.46
RUSSELL 3000	100.00	88.54	69.47	91.04	101.92	108.16

Employment Agreements

On March 1, 2006, we entered into an Employment Agreement with James E. Riesenbach whereby Mr. Riesenbach agreed to join us as our Chief Executive Officer and President as of March 20, 2006 (the “Riesenbach Employment Agreement”).

On April 27, 2005, we entered into an Employment Agreement with Richard Post, our current Chief Executive Officer and President. The Employment Agreement was for a one year term, and we and Mr. Post extended the term of Mr. Post’s employment to April 27, 2007, unless earlier terminated by us or Mr. Post upon 30 or 60 days’ prior written notice. Mr. Post is entitled to an annual base salary of $325,000 during the term, and is eligible for a bonus of 65% of his annual base salary in the board’s discretion. In addition, Mr. Post may participate in any benefit plans generally afforded to our executive officers. Mr. Post was also granted stock options to purchase 200,000 shares of our common stock, which will vest during the term in equal installments from the date of grant to the one year anniversary of the agreement, provided that the vesting of such options will accelerate upon a change of control. If Mr. Post’s compensation is deemed to be parachute payments under the Internal Revenue Code, then we have agreed to make additional payments to him to compensate for his additional tax obligations.

In connection with the agreement by Mr. Post to resign as our Chief Executive Officer and President, effective upon the commencement by Mr. Riesenbach as the Chief Executive Officer and President on March 20, 2006 (the “Riesenbach Commencement”), we and Mr. Post amended Mr. Post’s April 27, 2005 Employment Agreement, effective March 7, 2006 (as amended, the “Amended Post Employment Agreement”).

Under the Amended Post Employment Agreement, in the event that the Riesenbach Commencement does not occur, (a) Mr. Post may upon 60 days’ prior written notice resign his position as Chief Executive Officer and President and all other officer titles he holds with us and all officer positions and directorships he holds with all of our subsidiaries or (b) we, subsequent to March 20, 2006, may remove Mr. Post from such officer and/or director positions and change his status from that of full-time employee to part-time employee for any reason upon written notice thereof to Mr. Post, and Mr. Post will be entitled to his base salary and bonus prorated as of the date of such change in status. In either case, the term of Mr. Post’s employment will extend to April 27, 2008 unless earlier terminated by us for cause or by Mr. Post pursuant to the Amended Post Employment Agreement. In the event of such change in status caused by either us or Mr. Post, Mr. Post will be a part-time employee and will no longer be entitled to a base salary and instead will be compensated at $1,000 for every day worked, prorated for partial days worked for at least one full day of work each month. During such part-time employment Mr. Post will not be entitled to benefits, though he will be reimbursed for travel expenses incurred in connection with such employment.

If the Riesenbach Commencement occurs, the term of Mr. Post’s employment will extend to and terminate on April 27, 2008, provided that Mr. Post may terminate the term for any reason upon at least 30 days’ prior written notice and we may terminate the term for cause upon at least 30 days’ prior written notice. During the period from March 20, 2006 until the termination of the term of employment by Mr. Post, Mr. Post will provide advisory services to our Chief Executive Officer and Board of Directors and Mr. Post will not be obligated to work in Irvine, California beyond April 7, 2006. In such circumstance, Mr. Post’s base salary will be eliminated subsequent to April 7, 2006 and he will be compensated through the remainder of his term of employment at a rate of $1,000 per day as described above.

If the Riesenbach Commencement occurs, Mr. Post is entitled to a bonus for 2005 and is also entitled to a bonus for 2006 in an amount equal to the target bonus for his position for 2006 multiplied by a fraction where the numerator is equal to the number of days worked by Mr. Post in 2006 through April 7, 2006 and the denominator is equal to 365. If the Riesenbach Commencement does not occur, Mr. Post’s bonuses will continue to be paid in accordance with the Amended Post Employment Agreement.

For each full one month period of Mr. Post’s employment under the Amended Post Employment Agreement subsequent to April 27, 2006 (in the event Mr. Riesenbach does not commence work with us), Mr. Post will be granted an option to purchase 16,667 shares, pursuant to our option plan, priced on the first day of each full one month period, which option will vest at the end of the full month period to which it relates assuming Mr. Post remains an employee through such date. These options will be exercisable for two years following Mr. Post’s termination of employment except if he is terminated by us for cause in which event the option exercise period will expire.

If the Riesenbach Commencement does not occur, in the event of a change of control (a) during the term while Mr. Post remains employed as our Chief Executive Officer and President, or (b) at any time during the six (6) month period following the last date that he serves as our Chief Executive Officer and President, Mr. Post is entitled to a lump sum amount equal to two times the sum of his annual base salary plus the bonus (at the target level).

If the Riesenbach Commencement occurs, in the event of a change of control within six months of April 7, 2006 Mr. Post is entitled to a lump sum amount equal to two times the sum of his annual base salary plus the bonus (at the target level); provided, however, that in the event any such change of control occurs subsequent to Mr. Post becoming employed on a part-time basis, the change of control provisions will apply for the six month period following the date on which Mr. Post becomes a part-time employee.

In connection with the appointment of Richard Walker to the position of Executive Vice President and Chief Operating Officer, we and Mr. Walker amended and restated the January 21, 2003 and July 1, 2003 letter agreements between us in an Employment Agreement, effective April 27, 2005 (as amended and restated, the “Walker Employment Agreement”). The Walker Employment Agreement expires by its terms on April 27, 2007. Mr. Walker is entitled to an annual base salary of $300,000 during the term, and is eligible for a bonus of 50% of his annual base salary in the board’s discretion. In addition, Mr. Walker may participate in any benefit plans generally afforded to executive officers. Mr. Walker was also granted stock options to purchase 100,000 shares of our common stock, which will vest, as to 50,000 of the options, on the six month anniversary of the agreement, and thereafter 8,333 of the options will vest on each monthly anniversary of the agreement, provided that the vesting of such options will accelerate upon a change of control. If Mr. Walker’s compensation is deemed to be parachute payments under the Internal Revenue Code, then we have agreed to make additional payments to him to compensate for his additional tax obligations.

We and Mr. Walker amended the Walker Employment Agreement, effective March 7, 2006 (as amended, the “Amended Walker Employment Agreement”), to provide that Mr. Walker may terminate his employment or that there may be change in his employment status with us in connection with the Riesenbach Employment Agreement. If the Riesenbach Commencement occurs, Mr. Walker will have the right upon at least 30 days’ prior written notice to terminate the term of his employment with us as of May 31, 2006. If Mr. Walker does not provide such termination notice, he will remain employed by us until April 28, 2007 unless there is a change in his employment status as described below in which case his term will automatically extend to April 27, 2008 unless earlier terminated by us for cause or by Mr. Walker. Whether or not the Riesenbach Commencement occurs, (a) Mr. Walker may at any time on or subsequent to May 31, 2006 resign his position as Executive Vice President and Chief Operating Officer and all other officer titles he holds with us or any of our subsidiaries upon 30 days’ prior written notice or (b) subsequent to May 31, 2006 we may remove Mr. Walker from his positions as an officer of ours and as an officer and/or director of our subsidiaries and change his status from that of full-time employee to part-time employee for any reason upon written notice in each case Mr. Walker will be entitled to an amount equal to his annual base salary plus a bonus (at the target level) and benefits for one year. In addition, Mr. Walker will no longer be employed by us on a full-time basis but will thereafter be employed on a part-time basis and advise our Chief Executive Officer and Board of Directors on business and corporate development matters as reasonably requested by either of them. Following such change in status, Mr. Walker will no longer be entitled to a base salary or a bonus but will be compensated at the rate of an annual salary of $12,000. During such part-time employment Mr. Walker will not be entitled to benefits, though he will be entitled to reimbursement for all travel expenses incurred in connection with such employment. Upon the first to occur of (a) the termination by Mr. Walker of his employment with us on May 31, 2006, (b) a change in status caused by us or (c) a change in status caused by Mr. Walker no earlier than May 31, 2006, Mr. Walker will be entitled to a severance payment (on one occasion only).

In the event Mr. Walker terminates his employment with us on May 31, 2006 or he causes a change in his employment status as of such date, he will be entitled to a bonus for 2005 and will also be entitled to a bonus for 2006 in an amount equal to the target bonus for his position for 2006 multiplied by five twelfths (5/12). If the Riesenbach Commencement does not occur, Mr. Walker’s bonuses will continue to be paid in accordance with the Amended Walker Employment Agreement.

If, during the one year following the termination of employment, Mr. Walker complies with the non-competition and non-solicitation provisions of the agreement, any stock options granted to Mr. Walker after the date of the agreement will be deemed to have vested during such one year period as if he was an employee during that time.

In the event of a change of control (a) during the term while Mr. Walker remains employed by us as our Executive Vice President and Chief Operating Officer, or (b) at any time during the six month period following the termination of Mr. Walker’s employment with us as our Executive Vice President and Chief Operating Officer, Mr. Walker is entitled to a lump sum amount equal to the remainder of (x) two times the sum of

Mr. Walker’s annual base salary plus a bonus (at the target level) minus (y) any other severance amount previously paid to Mr. Walker pursuant to the Amended Walker Employment Agreement, provided that if Mr. Walker is employed by us as our Executive Vice President and Chief Operating Officer at the time of the change of control, he agrees, if requested to continue with us or any successor for such requested period after the change of control not to exceed 90 days.

In connection with Jeffrey Schwartz’ resignation as our Chief Executive Officer and President, effective April 27, 2005, we and Mr. Schwartz amended and restated Mr. Schwartz’s December 4, 2003 Employment Agreement, effective April 27, 2005 (as amended and restated, the “Schwartz Employment Agreement”).

The Schwartz Employment Agreement is for a one year term and may be terminated by us at any time, or by Mr. Schwartz, with thirty days prior written notice. We may renew the agreement by delivering written notice to Mr. Schwartz at least ninety days prior to the expiration of the agreement, in which case, the term of the agreement shall extend for an additional one year term. If the agreement is not renewed, we are required to pay Mr. Schwartz his base salary for three months after the expiration of the agreement and to continue his benefits during such period. We did not renew the agreement. If we terminate Mr. Schwartz’ employment during the term, he is entitled to continue to receive his base salary and benefits until ninety days following the date on which the agreement would have expired by its terms. If, during the longer of (a) the one year following the termination of employment and (b) July 22, 2006, Mr. Schwartz complies with the non-competition and non-solicitation provisions of the agreement, any unvested stock options held by him on the date of termination will be deemed to have vested during such period as if he was an employee during that time.

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

In the event of a change of control during the term of his employment or at any time during the six month period following such term, Mr. Schmidt is entitled to a lump sum payment equal to two times the sum of his annual base salary plus a bonus of 50% of annual base salary, so long as Mr. Schmidt agrees, if requested, to continue with us or any successor for such requested period after the change of control provided that such request cannot exceed six months. If Mr. Schmidt’s compensation is deemed to be parachute payments under the Internal Revenue Code, then we have agreed to make additional payments to him to compensate for his additional tax obligations.

Mr. Schmidt was also granted stock options to purchase 150,000 shares of our common stock, which shall vest, as to 50,000 of the options, on the one year anniversary of the date of grant, and thereafter 4,166 of the options shall vest on each monthly anniversary of the date of grant, provided that the vesting of such options shall accelerate upon a change of control.

In connection with the appointment of Ariel Amir to the office of Chief Legal and Administrative Officer of Autobytel, Autobytel and Mr. Amir amended and restated the April 1, 2002 Employment Agreement, as amended, between them in an Employment Agreement (as amended and restated, the “Amir Employment Agreement”).

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

In the event of a change of control during the term of his employment or at any time during the six month period following such term, Mr. Amir is entitled to a lump sum payment equal to two times the sum of his annual base salary plus a bonus of 50% of annual base salary, so long as Mr. Amir agrees, if requested, to continue with Autobytel or any successor for such requested period after the change of control provided that such request cannot exceed 90 days. If Mr. Amir’s compensation is deemed to be parachute payments under the Internal Revenue Code, then Autobytel has agreed to make additional payments to him to compensate for his additional tax obligations.

Mr. Amir was also granted stock options to purchase 100,000 shares of the Company’s common stock, which shall vest, as to 33,333 of the options, on the one year anniversary of the date of grant, and thereafter approximately 2,777 of the options shall vest on each monthly anniversary of the date of grant, provided that the vesting of such options shall accelerate upon a change of control.

On June 15, 2005, Andrew F. Donchak, former Executive Vice President of Autobytel, tendered his resignation from Autobytel effective July 31, 2005. In connection with the resignation, Mr. Donchak and Autobytel entered into a letter agreement, dated June 15, 2005, in which they agreed that the termination of Mr. Donchak’s employment was for “Good Reason” under that certain letter agreement, dated October 1, 2002, which governs the terms of Mr. Donchak’s employment with Autobytel (the “Employment Agreement”). As a result, Mr. Donchak was paid severance of $265,000. Mr. Donchak is also entitled to benefits for twelve months following the termination of his employment. In addition, pursuant to the Employment Agreement, any unvested portion of any option acquired by Mr. Donchak during his employment became fully vested and all options, including any previously vested but unexercised portions of any options, are exercisable until the date that is two (2) years following the termination date.

Director Compensation

Autobytel directors who are not full time employees receive cash compensation for service on Autobytel’s board of directors or any committee or subcommittee thereof. Such directors receive the following fees:

(i) annual fee of $20,000 payable quarterly and (ii) $1,000 for each board or committee meeting attended, whether by phone or in person, with the Chairman of the Board or committee, as applicable, receiving $2,000 for each such meeting rather than $1,000. In addition, directors are reimbursed for expenses incurred in connection with attendance at board and committee or subcommittee meetings. Each of the Chairman of the Board and the Chairman of the Audit Committee is entitled to a $25,000 annual retainer payable quarterly. The Chairman of the Compensation Committee is entitled to a $10,000 annual retainer payable quarterly. The Chairman of the Corporate Governance and Nominations Committee is entitled to a $5,000 annual retainer payable quarterly.

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

The Compensation Committee, based in part upon the advice received from its compensation consultant regarding the amount of time required by directors who are not full time employees to spend on company matters in 2005 in relation to their existing compensation, granted to each such director options to purchase 12,000 shares of common stock, all of which were vested on the date of grant. In addition, the Compensation Committee, based in part upon the advice received from its compensation consultant regarding the amount of time required by the Chairman of the Audit Committee to devote to company matters in relation to his existing compensation, granted to him, effective on the third business day following the filing of this Annual Report on Form 10-K, options to purchase 25,000 shares of common stock, all of which will vest on the date of grant. In addition, the Board of Directors, based upon the recommendation of the Compensation Committee, which was based in part upon the advice of its compensation consultant regarding the amount of time spent by the Chairman of the Compensation Committee on completing the Riesenbach Employment Agreement and other employment agreements with executives in relation to his existing compensation, granted to him, effective on the third business day following the filing of this Annual Report on Form 10-K, options to purchase 5,000 shares of common stock, all of which will vest on the date of grant, and approved a payment to him of $10,000.

No automatic grants referred to above were made in 2005 as both the 1999 and 2000 Stock Option Plans did not have available shares for grant.

Directors who are also full time employees of Autobytel do not receive any additional compensation for their service as directors.

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

REPORT OF AUTOBYTEL INC.

COMPENSATION COMMITTEE

General Compensation Philosophy

The role of the Compensation Committee is to set the salaries and other compensation of the executive officers (including named executive officers) and certain other key employees of Autobytel, and to make grants under, and to administer, the stock option, restricted stock and other employee purchase and bonus plans. Autobytel’s compensation philosophy for executive officers is to relate compensation to corporate performance and increases in stockholder value, while providing a total compensation package that is competitive and enables Autobytel to attract, motivate, reward and retain key executives and employees. Accordingly, each executive officer’s compensation package may, in one or more years, be comprised of the following three elements:

•	base salary that is designed primarily to be competitive with base salary levels in effect at high technology companies in California that are of comparable size to Autobytel and with which Autobytel competes for executive personnel;

•	annual variable performance awards, such as bonuses, payable in cash and tied to the achievement of performance goals, financial or otherwise, established by the Compensation Committee; and

•	long-term stock-based incentive awards, which strengthen the mutuality of interests between the executive officers and Autobytel’s stockholders.

The compensation of the Chief Executive Officer was determined by the Compensation Committee, in part, on the advice of an independent third-party compensation consultant. The compensation of other executives was determined by the Compensation Committee, in part, on the advice of the Chief Executive Officer and an independent third-party compensation consultant.

Executive Officer Compensation

Base Salary.    Salaries for executive officers for 2005 were generally determined on an individual basis by evaluating each executive’s scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

Annual Incentive Awards.    The Compensation Committee evaluated the performance of Autobytel relative to the performance of other similarly situated companies. To the extent that bonuses were paid to officers for 2005, the Compensation Committee focused on retention to encourage officers to remain in the employ of Autobytel and considered several factors including:

•	the performance of the executive;

•	the position held by the executive to whom the bonus was paid; and

•	total compensation paid by comparable companies to similarly situated executives based on data provided by an independent third-party compensation consultant.

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

In 2005, Autobytel granted stock options in accordance with the 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan and the 2004 Restricted Stock and Option Plan. During 2005, stock options were granted to certain executive officers to aid in the retention of executive officers and to align their interests with those of the stockholders. Stock options typically have been granted to executive officers when the executive first joins Autobytel. At the discretion of the Compensation Committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with Autobytel and to strive to increase the value of Autobytel’s common stock. The number of shares subject to each stock option granted is within the discretion of the Compensation Committee and is based on anticipated future contribution and ability to impact Autobytel’s results, past performance or consistency within the officer’s peer group. In 2005, the Compensation Committee considered these factors. The stock options granted in 2005 generally become exercisable over a one to three-year period and are granted at a price that is equal to the fair market value of Autobytel’s common stock on the date of grant.

Chief Executive Officer Compensation

Mr. Post’s base salary, target bonus, and long-term incentive awards for 2005 were determined by the Compensation Committee in a manner consistent with the factors described above for all executive officers and based on Mr. Post’s business experience.

Compensation Committee

Jeffrey H. Coats

Michael J. Fuchs

Mark N. Kaplan

Item 12.	Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

Equity Compensation Plans

The following table summarizes information, as of December 31, 2005, relating to equity compensation plans of Autobytel pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by stock holders(1)	7,483,462	$5.57	1,730,939
Equity compensation plan not approved by stock holders(2)	994,343	$8.44	179,383

Total(3)	8,477,805	$5.91	1,910,322

(1)	These plans are Autobytel’s 1996 Stock Option Plan, 1996 Stock Incentive Plan, 1996 Employee Stock Purchase Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 2000 Stock Option Plan, Amended and Restated 2001 Restricted Stock and Option Plan and 2004 Restricted Stock and Option Plan.

(2)	The sole equity compensation plan not previously submitted to stockholders for approval is Autobytel’s 1999 Employee and Acquisition Related Stock Option Plan. For a description of the key provisions of this plan, see Autobytel’s Proxy Statement filed with the SEC on April 28, 2004, under “Stock Plans”.

(3)	Does not include options to purchase an aggregate of 160,876 shares, at a weighted average exercise price of $12.87, granted under plans assumed in connection with acquisition transactions. No additional options may be granted under these assumed plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the common stock as of February 28, 2006, by each director, each Autobytel Executive Officer, all directors and Autobytel Executive Officers as a group, and all beneficial owners of more than five percent (5%) of the common stock of Autobytel. The “Number of Shares Beneficially Owned” is based on 42,228,624 outstanding shares of common stock as of February 28, 2006. Shares of common stock are deemed to be outstanding and to be beneficially owned by the person listed below for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person, if such person has the right to acquire beneficial ownership of such shares within 60 days of February 28, 2006, through the exercise of any option, warrant or other right or the conversion of any security, or pursuant to the power to revoke, or the automatic termination of, a trust, discretionary account, or similar arrangement. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all the shares of Autobytel common stock beneficially owned by them subject to community property laws, where applicable. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the U.S. Securities and Exchange Commission, or based upon the actual knowledge of Autobytel.

	Shares Beneficially Owned
Name of Beneficial Owner:	Number	Percent
Coghill Capital Management, L.L.C. One North Wacker Drive, Suite 4350, Chicago, IL 60606(1)	4,142,071	9.8%
Morgan Stanley 1585 Broadway, New York, NY 10036(2)	3,569,128	8.5%
Peninsula Capital Management, Inc. One Sansome Street, Suite 3134, San Francisco, CA 94104(3)	3,307,055	7.8%
Munder Capital Management 480 Pierce Street, Birmingham, MI 48009(4)	2,389,907	5.7%
Passport Capital, LLC 402 Jackson Street, San Francisco, CA 94111(5)	2,111,925	5.0%
Jeffrey A. Schwartz(6)	1,349,308	3.1%
Robert S. Grimes(7)	909,717	2.1%
Ariel Amir(8)	664,944	1.6%
Mark R. Ross(9)	546,790	1.3%
Richard Walker(10)	505,208	1.2%
Andrew Donchak(11)	505,000	1.2%
Michael J. Fuchs(12)	360,952	*
Richard A. Post(13)	312,055	*
Michael F. Schmidt(14)	134,856	*
Mark N. Kaplan(15)	125,031	*
Jeffrey H. Coats(16)	114,500	*
All Autobytel Executive Officers and directors as a group (11 persons)(17)	5,528,361	11.9%

*	Less than 1%.

(1)	Represents 4,142,071 shares held in the account of CCM Master Qualified Fund, Ltd. managed by Coghill Capital Management, L.L.C. Clint D. Coghill may be deemed to be the beneficial owner of such shares by virtue of his role as managing member of Coghill Capital Management, L.L.C. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed with the SEC on February 14, 2006.

(2)	Sole voting power and sole dispositive power with respect to all of such 3,569,128 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed with the SEC on February 15, 2006.

(3)	Represents 3,307,055 shares held in the accounts of Peninsula Fund, L.P. and Peninsula Technology Fund, L.P. managed by Peninsula Capital Management, Inc. (“PCMI”), the general partner of Peninsula Fund, L.P., and PCM Capital, LLC, of which PCMI is a member, the general partner of Peninsula Technology Fund, L.P. Scott Bedford may be deemed to be the beneficial owner of such shares by virtue of his role as principal of each of these management entities. All the information presented in this Item with respect to such beneficial owners was extracted solely from the Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2006.

(4)	Sole voting power with respect to 2,385,807 of such shares and sole dispositive power with respect to all of such 2,389,907 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed with the SEC on February 10, 2005.

(5)	Includes 1,164,515 shares beneficially owned by Passport Master Fund, LP and 947,410 shares beneficially owned by Passport Master Fund II, LP. John Burbank is the sole managing member of Passport Capital, LLC and Passport Capital, LLC is the sole managing member of Passport Holdings, LLC and Passport Management, LLC. Passport Holdings, LLC is the general partner of Passport Master Fund, LP and Passport Master Fund II, LP. Passport. Management, LLC is the investment manager to Passport Master Fund, LP and Passport Master Fund II, LP. As a result, Passport Management, LLC, Passport Holdings, LLC, Passport Capital, LLC and John Burbank may be considered to share the power to vote or direct the vote of, and the power to dispose or direct the disposition of, the shares beneficially owned. All the information presented in this Item with respect to such beneficial owners was extracted solely from the Schedule 13G filed with the SEC on February 15, 2005.

(6)	Includes 1,264,885 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006.

(7)	Includes an aggregate of 63,464 shares held by Mr. Grimes’ wife, 161,103 shares held in the Grimes Family Charitable Remainder Unitrust, Stefan F. Tucker, Trustee (the “Trust”), and 358,386 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006. Mr. Grimes and his wife are lifetime beneficiaries of the Trust. Mr. Grimes disclaims beneficial ownership of the shares held by the Trust to the extent he does not have a pecuniary interest therein.

(8)	Includes 619,375 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006.

(9)	Includes an aggregate of 435,382 shares held by On Word Information, Inc., of which Mr. Ross is a director and 97,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006.

(10)	Represents 505,208 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006.

(11)	Represents 505,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006.

(12)	Includes 120,898 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006.

(13)	Includes 299,500 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006.

(14)	Represents 129,856 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006.

(15)	Includes 111,531 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006.

(16)	Includes 106,500 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006.

(17)	Includes 4,118,139 shares issuable upon exercise of options exercisable within 60 days of February 28, 2006.

Item 13.    Certain Relationships and Related Transactions

On January 5, 2006, we and Robert S. Grimes, a current director and former Executive Vice President, agreed to terminate a consulting agreement pursuant to which Mr. Grimes provided consulting services to us. The termination is effective as of December 31, 2005. Under the consulting agreement, Mr. Grimes received $50,000 per year payable on a monthly basis and a $2,500 monthly office expense allowance. Also under the consulting agreement, Mr. Grimes made himself available to our executive officers for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships.

Item 14.    Principal Accounting Fees and Services

Principal Accountant Fees and Services

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004 were as follows:

	PricewaterhouseCoopers LLP
	2005	2004
Audit fees	$1,918,100	$2,823,400
Audit related fees	—	360,900
Tax fees	45,400	71,900
All other fees	—	—

Total	$1,963,500	$3,256,200

Audit Fees

The audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004 were for professional services rendered for the audits of Autobytel’s restated financial statements filed on May 31, 2005, as well as the annual financial statements and the reviews of the interim financial statements included in Autobytel’s Quarterly Reports on Form 10-Q.

Audit Related Fees

The audit related fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2004 was for professional services rendered for due diligence and audits in connection with acquisitions, accounting consulting and internal control reviews.

Tax Fees

Tax fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004 were for professional services rendered for tax compliance and tax advice, including tax advice and tax due diligence relating to acquisitions.

All Other Fees

There were no other fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004 other than for services described above.

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

Each member of the Audit Committee has the authority to approve fees for services by PricewaterhouseCoopers LLP of up to $50,000. Any approved fees may be exceeded by no more than 20% without seeking further approval even if the total amount of such fees, including the excess, exceeds $50,000. Such authority is delegated first to Mark N. Kaplan and then to Mark Ross and Jeffrey Coats in such order. Any approval by a member of the Audit Committee is required to be reported to the Audit Committee at the next regularly scheduled meeting. All fees for services by PricewaterhouseCoopers LLP during 2005 were approved by the Audit Committee.

From time to time, the Audit Committee pre-approves fees and services up to a maximum amount for future services relating to recurring tax matters and securities filings.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  The following documents are filed as a part of this Annual Report on Form 10-K:

(1)  Financial Statements:

(2)  Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-47

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)  Exhibits:

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

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

Signature	Title	Date

/s/ MICHAEL FUCHS Michael Fuchs	Chairman of the Board and Director	March 16, 2006

/s/ RICHARD A. POST Richard A. Post	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2006

/s/ MICHAEL SCHMIDT Michael Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ JILL RICHLING Jill Richling	Vice President and Controller (Principal Accounting Officer)	March 16, 2006

/s/ MARK R. ROSS Mark R. Ross	Vice Chairman and Director	March 16, 2006

/s/ JEFFREY H. COATS Jeffrey H. Coats	Director	March 16, 2006

/s/ ROBERT S. GRIMES Robert S. Grimes	Director	March 16, 2006

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 16, 2006

AUTOBYTEL INC.

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

Under the supervision and with the participation of management, including the company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control—Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

1.	As of December 31, 2005, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked an adequate number of finance and accounting staff possessing appropriate knowledge, experience and training in the application of U.S. generally accepted accounting principles to support its accounting and reporting functions. Further, the following specific areas are corporate functions in the Company where additional skilled resources are required: external financial reporting, revenue recognition, and corporate accounting. This material weakness contributed to the following individual material weaknesses as of December 31, 2005:

a.	The Company did not maintain effective controls over revenue and deferred revenue accounts. Specifically, the Company’s controls were not adequate to ensure the completeness and accuracy of revenues recorded under multiple element arrangements. This control deficiency resulted in an audit adjustment to the Company’s 2005 annual consolidated financial statements.

b.	The Company did not maintain effective controls over accrued liabilities and the related expense accounts. Specifically, the Company’s controls over the completeness, valuation, and existence of the determination of accruals as part of the close process were not effective. This control deficiency resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements.

Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each control deficiency discussed above constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Autobytel Inc.:

We have completed integrated audits of Autobytel Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Autobytel Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Autobytel Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, the Company did not maintain effective controls over revenue and deferred revenue accounts, and the Company did not maintain effective controls over accrued liabilities and the related expense accounts. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

1.	As of December 31, 2005, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked an adequate number of finance and accounting staff possessing appropriate knowledge, experience and training in the application of U.S. generally accepted accounting principles to support its accounting and reporting functions. Further, the following specific areas are corporate functions in the Company where additional skilled resources are required: external financial reporting, revenue recognition, and corporate accounting. This material weakness contributed to the following individual material weaknesses as of December 31, 2005:

a.	The Company did not maintain effective controls over revenue and deferred revenue accounts. Specifically, the Company’s controls were not adequate to ensure the completeness and accuracy of revenues recorded under multiple element arrangements. This control deficiency resulted in an audit adjustment to the Company’s 2005 annual consolidated financial statements.

b.	The Company did not maintain effective controls over accrued liabilities and the related expense accounts. Specifically, the Company’s controls over the completeness, valuation and existence of the determination of accruals as part of the close process were not effective. This control deficiency resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements.

Additionally, each of these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statement, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Autobytel Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Autobytel

Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/    PricewaterhouseCoopers LLP

Irvine, California

March 16, 2006

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2005	December 31, 2004
ASSETS

Current assets:
Domestic cash and cash equivalents	$33,353	$24,287
Restricted international cash and cash equivalents	241	9,053
Short-term investments	12,000	16,500
Accounts receivable, net of allowances for bad debts and customer credits of $1,124 and $1,037, respectively	19,042	17,920
Prepaid expenses and other current assets	2,456	2,344

Total current assets	67,092	70,104
Long-term investments	3,000	12,000
Property and equipment, net	4,226	3,614
Goodwill	70,697	70,697
Acquired intangible assets, net	2,189	4,187
Other assets	124	115

Total assets	$147,328	$160,717

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,709	$5,812
Accrued expenses	7,417	7,990
Deferred revenues	3,874	4,029
Accrued domestic restructuring	—	74
Other current liabilities	1,666	2,216

Total current liabilities	18,666	20,121
Deferred rent—non-current	131	—
Deferred revenues—non-current	21	8

Total liabilities	18,818	20,129
Minority interest	163	4,521
Commitments and contingencies (Note 6.)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 42,133,410 and 41,905,848 shares issued and outstanding, respectively	42	42
Additional paid-in capital	282,924	282,287
Accumulated other comprehensive income	—	2,099
Accumulated deficit	(154,619)	(148,361)

Total stockholders’ equity	128,347	136,067

Total liabilities, minority interest and stockholders’ equity	$147,328	$160,717

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues	$125,269	$122,236	$88,394
Costs and expenses:
Cost of revenues	52,248	50,680	36,523
Sales and marketing	27,258	25,854	20,078
Product and technology development	23,130	20,190	15,304
General and administrative	30,005	18,819	11,065
Amortization of acquired intangible assets	1,540	1,157	62
Domestic restructuring and other charges, net	—	—	(27)

Total costs and expenses	134,181	116,700	83,005

(Loss) income from operations	(8,912)	5,536	5,389
Interest income	1,562	946	316
Foreign currency exchange gain	1,569	2	10
Loss in equity investees	—	(84)	(125)
Other income (expense)	—	(9)	745

(Loss) income before income taxes and minority interest	(5,781)	6,391	6,335
Provision for income taxes	(228)	(430)	(8)
Minority interest	(249)	(124)	—

Net (loss) income	$(6,258)	$5,837	$6,327

Net (loss) income per share:
Basic	$(0.15)	$0.14	$0.18

Diluted	$(0.15)	$0.13	$0.17

Shares used in computing net (loss) income per share:
Basic	41,956,799	40,785,743	34,508,035

Diluted	41,956,799	44,048,584	37,635,555

Comprehensive (loss) income:
Net (loss) income	$(6,258)	$5,837	$6,327
Foreign currency translation adjustment	(566)	479	593
Reclassification of foreign cumulative translation adjustment for liquidation of Autobytel.Europe recognized in net (loss) income	(1,533)	—	—

Comprehensive (loss) income	$(8,357)	$6,316	$6,920

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2002	31,195,681	$31	$203,623	$1,027	$(160,525)	$44,156
Issuance of common stock upon acquisition of AVV, Inc.	711,109	1	4,315	—	—	4,316
Issuance of common stock upon private placement, net of transaction costs of $1,435	5,000,000	5	25,560	—	—	25,565
Issuance of common stock upon exercise of stock options	789,759	1	2,812	—	—	2,813
Issuance of common stock under employee stock purchase plan	90,223	—	183	—	—	183
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(5)	—	—	—	—	—
Stock-based compensation	—	—	51	—	—	51
Foreign currency translation adjustment	—	—	—	593	—	593
Net income	—	—	—	—	6,327	6,327

Balance, December 31, 2003	37,786,767	38	236,544	1,620	(154,198)	84,004
Issuance of common stock upon acquisition of iDriveonline, Inc.	474,501	1	6,774	—	—	6,775
Issuance of common stock upon acquisition of Stoneage Corporation.	2,305,244	2	34,478	—	—	34,480
Issuance of common stock upon exercise of stock options	1,269,698	1	4,093	—	—	4,094
Issuance of common stock under employee stock purchase plan	69,640	—	398	—	—	398
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(2)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	479	—	479
Net income	—	—	—	—	5,837	5,837

Balance, December 31, 2004	41,905,848	42	282,287	2,099	(148,361)	136,067
Issuance of common stock upon exercise of stock options	193,304	—	499	—	—	499
Issuance of common stock under employee stock purchase plan	34,297	—	138	—	—	138
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(39)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(566)	—	(566)
Realization of foreign cumulative translation adjustment for liquidation of Autobytel.Europe	—	—	—	(1,533)	—	(1,533)
Net loss	—	—	—	—	(6,258)	(6,258)

Balance, December 31, 2005	42,133,410	$42	$282,924	$—	$(154,619)	$128,347

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	Years Ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(6,258)	$5,837	$6,327
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,999	2,447	2,503
Amortization of acquired intangible assets	1,998	1,603	105
Provision for (recovery of) bad debt	906	303	(568)
Provision for customer credits	2,816	1,969	636
Loss on disposal of property and equipment	103	23	38
Stock-based compensation	—	—	51
Loss in equity investees	—	84	125
Minority interest	249	124	—
Foreign currency exchange gain	(1,533)	—	—
Changes in assets and liabilities, excluding the effect of acquisitions and consolidation of Autobytel.Europe:
Accounts receivable	(4,790)	(3,728)	(2,934)
Prepaid expenses and other current assets	(92)	(204)	2,739
Other assets	(9)	19	(49)
Accounts payable	(175)	310	381
Accrued expenses	(713)	558	(423)
Deferred revenues	(142)	(638)	456
Accrued domestic restructuring	(74)	(184)	(220)
Accrued international licensee liabilities	—	(1,541)	—
Other current liabilities	(410)	613	202

Net cash (used in) provided by operating activities	(6,125)	7,595	9,369

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(20,631)	(4,852)
Maturities of short-term investments	21,600	20,991	—
Purchases of short-term and long-term investments	(8,100)	(45,500)	(15,991)
Redemption of long-term investments	—	12,000	—
Distribution of foreign investment	7,941	—	2,152
Change in restricted cash and cash equivalents	(121)	1,943	28
Purchases of property and equipment	(2,809)	(2,021)	(1,057)
Proceeds from sale of property and equipment	95	—	7

Net cash provided by (used in) investing activities	18,606	(33,218)	(19,713)

Cash flows from financing activities:
Distribution to minority interest shareholder	(4,052)	—	—
Capital lease payments	—	(225)	(157)
Net proceeds from sale of common stock	637	4,492	28,561

Net cash (used in) provided by financing activities	(3,415)	4,267	28,404

Effect of exchange rates on cash	—	—	40

Net increase (decrease) in cash and cash equivalents	9,066	(21,356)	18,100
Cash and cash equivalents, beginning of period	24,287	45,643	27,543

Cash and cash equivalents, end of period	$33,353	$24,287	$45,643

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$588	$87	$8

Cash paid during the period for interest	$—	$9	$18

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

•	In June 2003, in conjunction with the acquisition of AVV, Inc., assets of $10,191 were acquired (including $173 of property and equipment acquired under capital leases), liabilities of $1,023 were assumed and 711,109 shares of common stock valued at $4,316 were issued. (See Note 5.)

•	In March 2004, Autobytel consolidated Autobytel.Europe due to the adoption of FIN 46R. As a result of this adoption, Autobytel recorded $10,459 in assets (including $10,425 of restricted international cash and cash equivalents), $2,300 in liabilities and $4,161 in minority interest. (See Note 4.)

•	In April 2004, in conjunction with the acquisition of iDriveonline, Inc., tangible and intangible assets of $12,672 were acquired, liabilities of $770 were assumed and 474,501 shares of common stock valued at $6,775 were issued. (See Note 5.)

•	In April 2004, in conjunction with the acquisition of Stoneage Corporation, tangible and intangible assets of $53,715 were acquired (including $149 of property and equipment acquired under capital leases), liabilities of $3,547 were assumed and 2,257,733 shares of common stock valued at $33,770 were issued. Additionally, based on the determination of the Stoneage Corporation final purchase price allocation, 47,511 additional shares of common stock valued at $710 were issued in July 2004. (See Note 5.)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.    Organization and Operations of Autobytel

Autobytel Inc. (“Autobytel”) is an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. Autobytel owns and operates the automotive Web sites Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com. Autobytel is among the largest syndicated car buying content networks and reaches millions of unique Internet visitors as they make their vehicle buying decisions. Autobytel is also a leading provider of customer relationship management (“CRM”) products and programs consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology.

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

Autobytel achieved net income for the years ended December 31, 2004 and 2003. However, from its inception in January 1995 through December 31, 2002 and for the year ended December 31, 2005, Autobytel has experienced annual operating losses and has an accumulated deficit of $154,619 as of December 31, 2005. Autobytel believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Autobytel’s results of operations and financial condition may be affected by its dependence on, and the general economic conditions of, the automotive industry.

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

Investments in entities in which Autobytel has the ability to exercise significant influence, but not control, are accounted for using the equity method. Autobytel accounts for its investment in Autobytel Japan under the equity method. In 1999, the application of the equity method with respect to Autobytel’s investments in Autobytel Japan has been suspended, as Autobytel’s share of investee losses has reduced its investments to zero and no additional funding is required or expected. Autobytel will resume application of the equity method when its share of net income equals its share of net losses unrecognized during the suspension period.

Autobytel accounted for its investment in Autobytel.Europe, Autobytel.Europe Investment B.V., Autobytel.Europe Holdings B.V. and Autobytel France SA under the equity method in 2003. On March 31, 2004, Autobytel adopted FASB Interpretation (FIN) 46R, “Consolidation of Variable Interest Entities,” and determined it was the primary beneficiary of Autobytel.Europe. As a result of this adoption, Autobytel consolidated Autobytel.Europe’s balance sheet and its results of operations starting on April 1, 2004. Autobytel owns 49% of

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Autobytel.Europe. In December 2005, the owners of Autobytel.Europe agreed to dissolve the company. (See Note 4.)

All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Autobytel to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Restricted International Cash and Cash Equivalents

Restricted international cash and cash equivalents represent amounts held for use in Autobytel.Europe’s current operations as directed by Autobytel.Europe and are not available to Autobytel.

Short-Term and Long-Term Investments

Autobytel categorized its debt securities as held-to-maturity investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All held-to-maturity securities with remaining maturities of less than one year are classified as short-term investments and all held-to-maturity securities with remaining maturities greater than one year are classified as long-term investments and are reported at amortized cost.

Autobytel categorized auction rate securities as available-for-sale short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at Autobytel’s discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting Autobytel’s short-term working capital requirements. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the years ended December 31, 2005, 2004 and 2003. The cost of securities sold is based on the specific identification method. As of December 31, 2005, there were no auction rate securities.

The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds. Autobytel reviews its investments in debt securities for potential impairment on a regular basis.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

As part of the evaluation process, Autobytel reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and Autobytel’s intent and ability to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Autobytel has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to the initial cost of the investment. Autobytel expects to realize the full value of all of these investments upon maturity. Autobytel will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. For the years ended December 31, 2005, 2004 and 2003, Autobytel did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt securities.

Allowances for Bad Debts and Customer Credits

The allowance for bad debts is an estimate of bad debt expense that could result from the inability or refusal of customers to pay for services. Additions to the estimated allowance for bad debts are recorded to general and administrative expenses and based on factors such as historical write-off percentages and the current aging of accounts receivable. The allowance for customer credits is an estimate of adjustments for services that do not meet our customers’ requirements. Additions to the estimated allowance for customer credits are recorded as a reduction in revenue and are based on Autobytel’s historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; and (iii) other factors known at the time.

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

Autobytel evaluates the carrying value of property and equipment for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Autobytel records impairment losses

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment recognized is the difference between the fair value of the asset and its carrying amount. Autobytel did not record any impairment losses on its property and equipment in 2005, 2004 and 2003.

Capitalized Internal Use Software

Autobytel capitalizes costs to develop internal use software under the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Development or Obtained for Internal Use.” SOP 98-1 requires the capitalization of external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price for acquisitions over the fair value of identifiable assets and liabilities acquired. Autobytel uses estimates and makes assumptions to determine the fair value of acquired assets and liabilities.

Autobytel evaluates the carrying value of enterprise goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested for impairment by comparing its fair value to its carrying value. Testing for impairment of goodwill is a two-step process. The first step requires Autobytel to compare the carrying amount of enterprise goodwill to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and Autobytel then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of enterprise goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of enterprise goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. We evaluate enterprise goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. In June 2005, Autobytel performed an annual impairment test of enterprise goodwill and concluded that enterprise goodwill was not impaired.

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

Revenue Recognition

Autobytel classifies revenues as lead fees, advertising, customer relationship management (“CRM”) services, and data, applications and other.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Revenues by groups of similar services are as follows:

	Years Ended December 31,
	2005	2004	2003
Revenues:
Lead fees	$77,513	$84,822	$64,323
Advertising	19,207	13,695	11,456
CRM services	24,121	18,959	7,210
Data, applications and other	4,428	4,760	5,405

Total revenues	$125,269	$122,236	$88,394

Autobytel recognizes revenues from lead fees, advertising, CRM services and data, applications and other when earned as defined by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB No. 104 considers revenue realized after all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

Lead fees consist of car buying purchase request fees for new and used cars, and finance request fees. Fees for car buying purchase requests are paid by retail dealers, enterprise dealers and automotive manufacturers or their automotive buying service affiliates who participate in our online car buying referral networks. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from Autobytel as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Fees paid by customers participating in our car buying referral networks are comprised of monthly subscription and/or transaction fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided.

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

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites, as well as through direct marketing offerings. Advertising revenues are recognized in the period the advertisements are displayed on the Web sites.

CRM services consist of fees paid by customers who use Autobytel’s customer retention and lead management products. Customer retention and lead management products consist of Web Control system (“Web Control”), Autobytel’s customer lead management product, Retention Performance Marketing (“RPM”), Autobytel’s customer loyalty and retention marketing program, and Automotive Download Services (“ADS”), Autobytel’s data extraction service. CRM services include fees from Web Control and ADS beginning June 4, 2003, and fees from dealers using iDriveonline beginning April 9, 2004, being the acquisition dates of AVV and iDriveonline, respectively. Customers using Autobytel’s CRM services pay transaction fees based on the

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

specified service, or ongoing monthly subscription fees based on the level of functionality selected from its suite of lead management products. Fees from CRM services are recognized as services are provided.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, internet sales training and other products and services. Autobytel develops its own data for use on its Web sites, and also make it available to third parties, such as automotive manufacturers and internet portals. Fees from data, applications and other products and services are recognized as products are delivered or services are provided. Revenues from data, applications and other also include fees from international licensing agreements. These agreements grant licensees the right to use Autobytel’s brand in exchange for certain fees, which are recognized on a straight-line basis over the specified term.

Fees billed prior to providing services are deferred, as they do not satisfy all of the revenue recognition criteria in SAB No. 104. Deferred revenues are recognized as revenue over the periods services are provided or purchase requests are delivered.

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which revenue stream mentioned above is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue. Autobytel follows the guidance contained in EITF 00-21 and SAB No. 104 for multiple-element arrangements. Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting where the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered item. Consideration is allocated among the separate units of accounting based on their relative fair values.

Risks Due to Concentration of Significant Customers and Export Sales

In 2005 and 2004, no dealer, major dealer group, manufacturer, international licensee or other customer accounted for greater than 10% of revenues. Autobytel had balances owed from two automotive manufacturers that accounted for more than 10% of total accounts receivable as of December 31, 2005. Autobytel had a balance due to one vendor that accounted for more than 10% of total accounts payable as of December 31, 2004. In 2003, Autobytel recognized revenues for lead fees, advertising, and data, applications and other from one automotive manufacturer that accounted for 10% of Autobytel’s total revenues.

Revenues from customers outside of the United States were less than 1% of total revenues for the years ended December 31, 2005, 2004 and 2003.

Cost of Revenues

Cost of revenues consist of traffic acquisition costs (“TAC”) and other cost of revenues. TAC consists of payments made to internet purchase providers, including internet portals and online automotive information providers. Other cost of revenues consists of printing, production, and postage for customer loyalty and retention programs, fees paid to third parties for data and content included on Autobytel’s properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

Sales and Marketing

Sales and marketing expense primarily consists of advertising expenses to develop brand equity and encourage potential customers to visit Autobytel’s Web sites, as well as personnel and other costs associated with

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

sales, marketing, training and support of Autobytel’s dealer networks. Sales and marketing costs are recorded as expenses are incurred. Advertising expenses were $2,352, $3,167 and $1,951 in 2005, 2004 and 2003, respectively.

Product and Technology Development

Product and technology development expense primarily consists of personnel costs related to developing new dealer and manufacturer programs and products, and enhancing the features, content and functionality of Autobytel’s Web sites and its Internet-based dealer communications platform. It also includes expenses associated with the customization of Autobytel’s software for international licensees and telecommunications and computer infrastructure. Product and technology development expenditures are expensed as incurred or capitalized in accordance with SOP 98-1.

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

Autobytel.Europe operates in a functional currency other than the U.S. Dollar. At December 15, 2005, the owners of Autobytel.Europe agreed to dissolve the company. As a part of the liquidation, the assets and liabilities were translated at the current exchange rate at December 15, 2005, while the revenue and expenses were translated at the average exchange rate prevailing for the period between January 1, 2005 and December 15, 2005. Subsequent to December 15, 2005, Autobytel.Europe will account for any remaining assets, liabilities, revenue and expenses using the U.S. Dollar.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Computation of Basic and Diluted Net (Loss) Income per share

Net (loss) income per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted. Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding during the period. Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding during the period and dilutive potential shares of common stock. Dilutive potential shares of common stock, as determined under the treasury stock method, consist of shares of common stock issuable upon exercise of stock options net of shares of common stock assumed to be repurchased by the company from the exercise proceeds.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net (loss) income	$(6,258)	$5,837	$6,327
Denominator:
Weighted average common shares and denominator for basic calculation	41,956,799	40,785,743	34,508,035
Weighted average effect of dilutive securities:
Employee stock options	—	3,262,841	3,117,610
Employee stock purchase plan	—	—	9,910

Denominator for diluted calculation	41,956,799	44,048,584	37,635,555
Net (loss) income per share—basic	$(0.15)	$0.14	$0.18
Net (loss) income per share—diluted	$(0.15)	$0.13	$0.17

For the year ended December 31, 2005, 6,044,680 antidilutive potential shares of common stock, consisting of shares issuable under employee stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted net loss per share, as Autobytel incurred a net loss for the period. For the years ended December 31, 2004 and 2003, 1,450,190, and 1,225,874 antidilutive potential shares of commons stock have been excluded from the calculation of diluted net income per share as they represent stock options with an exercise price greater than the average market price for the period.

Stock-Based Compensation

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, Autobytel has elected to continue to account for its stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recognized over the vesting period based on the excess of the market closing price over the exercise price on the grant date.

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options which is a fair value based method. Had the provisions of SFAS No. 123 been applied to Autobytel’s stock option grants for its stock-based compensation

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

plans, Autobytel’s net (loss) income and net (loss) income per share for the years ended December 31, 2005, 2004 and 2003, would approximate the pro forma amounts below:

	Years Ended December 31,
	2005	2004	2003
Net (loss) income:
As reported	$(6,258)	$5,837	$6,327
Add: Employee stock-based compensation included in reported net (loss) income	—	—	51
Less: Employee stock-based compensation determined under the fair value based method	(6,703)	(6,068)	(5,078)

Pro forma	$(12,961)	$(231)	$1,300

Net (loss) income per share—basic:
As reported	$(0.15)	$0.14	$0.18
Pro forma	$(0.31)	$(0.01)	$0.04
Net (loss) income per share—diluted:
As reported	$(0.15)	$0.13	$0.17
Pro forma	$(0.31)	$(0.01)	$0.04

Autobytel granted 1,760,000, 2,060,000 and 3,304,500 stock options to employees and directors in 2005, 2004 and 2003, respectively. The options granted were estimated to have a weighted average fair value per share of $2.52, $5.38, and $3.18 for the years ended December 31, 2005, 2004 and 2003, respectively, based on the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	0%	0%	0%
Volatility	71.19%	68.56%	78.55%
Weighted-average risk-free interest rate	3.859%	2.592%	2.149%
Weighted-average expected life	3.6 years	3.5 years	3.7 years

Awards issued under the employee stock purchase plan were estimated to have a weighted average fair value per award of $1.09, $2.33, and $3.40 for the years ended December 31, 2005, 2004, and 2003, respectively, based on the Black-Scholes option-pricing model and the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	0%	0%	0%
Volatility	44.95% - 77.97%	66.06% - 73.86%	66.06% - 75.44%
Risk-free interest rate	2.99% - 3.69%	1.03% -1.05%	1.05% -1.66%
Expected life	1.4 - 6 months	6 months	6 months

As of December 31, 2005, Autobytel had a total of 8,638,681 stock options outstanding, of which 4,522,621 stock options had exercise prices below the closing price per share of Autobytel’s common stock on that date.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Business Segment

Autobytel conducts its business within one business segment which is defined as providing automotive marketing services.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which revised SFAS No. 123. This statement supercedes APB No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. Autobytel will adopt SFAS 123R in the first quarter of 2006. In March 2005, the Securities Exchange Commission (SEC) staff issued guidance on SFAS 123R. SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. Autobytel will adopt the principles of SAB No. 107 in conjunction with its adoption of SFAS 123R. Autobytel expects that its net income will decrease or its net loss will increase as a result of the estimated incremental increase in compensation cost in amounts that are similar to the current pro forma amounts disclosed above related to Stock Based Compensation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on Autobytel’s consolidated financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Autobytel does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial position or results of operations.

In December 2005, FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB No. 143”. FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143 “Accounting for Asset Retirement Obligations” and is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on its consolidated financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform with the current year presentation.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

3.    Selected Balance Sheet Accounts

Short-Term and Long-Term Investments

As of December 31, 2005 and 2004, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
December 31, 2005:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$12,000	$11,901	$—	$99
Long-term investments, held-to-maturity:
Government sponsored agency bonds	3,000	2,964	—	36

Total as of December 31, 2005	$15,000	$14,865	$—	$135

December 31, 2004:
Short-term investments, available for sale:
Auction rate securities	$10,500	$10,500	$—	$—
Short-term investments, held-to-maturity:
Government sponsored agency bonds	6,000	5,976	—	24

	16,500	16,476	—	24
Long-term investments, held-to-maturity:
Government sponsored agency bonds	12,000	11,905	—	95

Total as of December 31, 2004	$28,500	$28,381	$—	$119

The following represents the contractual maturities of investments as of December 31, 2005:

Amortized Cost Basis
Due within one year	$12,000
Due after one through two years	3,000

$15,000

Accounts Receivable, Net of Allowances for Bad Debts and Customer Credits

As of December 31, 2005 and 2004, accounts receivable and allowances for bad debts and customer credits were as follows:

	As of December 31,
	2005	2004
Accounts receivable	$20,166	$18,957
Allowance for bad debts	(691)	(682)
Allowance for customer credits	(433)	(355)

	(1,124)	(1,037)

Accounts receivable, net	$19,042	$17,920

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2005	2004
Computer software and hardware	$10,230	$8,207
Furniture and equipment	1,733	1,618
Automobiles	—	152
Leasehold improvements	1,024	903
Capitalized internal use software	1,942	1,773

	14,929	12,653
Less—Accumulated depreciation and amortization	(10,703)	(9,039)

	$4,226	$3,614

Depreciation and amortization expense related to property and equipment was $1,999, $2,447 and $2,503 for the years ended December 31, 2005, 2004 and 2003, respectively.

Acquired Intangible Assets

Intangible assets recorded as a part of the AVV, iDriveonline and Stoneage acquisitions are amortized over an estimated life of three years or less and consist of the following:

	As of December 31, 2005
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	2 years	$820	$(710)	$110
Customer relationships	3 years	4,375	(2,757)	1,618
Domain name	5 years	700	(239)	461

Total		$5,895	$(3,706)	$2,189

	As of December 31, 2004
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	2 years	$820	$(289)	$531
Customer relationships	3 years	4,375	(1,320)	3,055
Domain name	5 years	700	(99)	601

Total		$5,895	$(1,708)	$4,187

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $1,998, $1,603 and $105, respectively. Amortization expense related to acquired technology is classified as cost of revenues. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
2006	$1,513
2007	495
2008	140
2009	41

$2,189

In 2005 and 2004, capitalized software development costs related to internal use software totaled $168 and $32, respectively. No software development costs related to internal use software costs were capitalized in 2003. Amortization expense of internal use software was $210, $831, and $1,081 in 2005, 2004, and 2003, respectively.

Accrued Expenses

Autobytel accrues expenses that are incurred and reasonably estimatable based on the facts and circumstances available. As of December 31, 2005 and 2004, accrued expenses consisted of the following:

	As of December 31,
	2005	2004
Compensation and related costs	$5,460	$3,997
Professional fees	933	1,374
Dispute settlement	—	1,100
Other accrued expenses	1,024	1,519

Total accrued expenses	$7,417	$7,990

Other Current Liabilities

As of December 31, 2005 and 2004, other current liabilities consisted of the following:

	As of December 31,
	2005	2004
Amounts due to customers	$494	$1,264
Other current liabilities	1,172	952

Total other current liabilities	$1,666	$2,216

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

4.    Autobytel.Europe LLC

Autobytel.Europe was organized in August 1997. Autobytel.Europe was formed to expand the Autobytel business model and operations throughout Europe.

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

On March 31, 2004, Autobytel adopted the provisions of FIN 46R and determined it was the primary beneficiary of Autobytel.Europe. As a result of adopting FIN 46R, Autobytel consolidated Autobytel.Europe in its consolidated financial statements at December 31, 2005 and 2004. As of December 31, 2005 and 2004, the assets and liabilities of Autobytel.Europe were as follows:

	As of December 31,
	2005	2004
Restricted international cash and cash equivalents	$241	$9,053
Other current and non-current assets	138	75
Other current liabilities	(61)	(264)
Minority interest	(163)	(4,521)

	$155	$4,343

In December 2005, Autobytel received $3,889 from Autobytel.Europe as part of an agreement to dissolve Autobytel.Europe and recognized a foreign currency exchange gain of $1,533.

Autobytel.Europe’s revenue and expenses are included in Autobytel’s consolidated results of operations beginning April 1, 2004. Total revenue for the year ended December 31, 2005 and nine months ended December 31, 2004 was $272 and $133, respectively.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

5.    Acquisitions

Acquisition of Stoneage Corporation

On April 15, 2004, Autobytel acquired all of the outstanding common stock of Stoneage Corporation (“Stoneage”), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com Web site. Stoneage was acquired to expand Autobytel’s market share of new car buyers, increase the number of purchase requests processed through Autobytel, and add retail and enterprise dealer relationships to Autobytel. The acquisition also added the Car.com finance request business to Autobytel. Autobytel believes that the combined assets will further position it as a leader in the internet automotive business services sector. These factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired from Stoneage Corporation, and as a result, Autobytel has recorded goodwill in connection with this transaction.

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

Stoneage’s financial position and results of operations from the date of acquisition on April 15, 2004 have been included in the accompanying consolidated financial statements. (See Note 6.)

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

6.    Commitments and Contingencies

Operating Leases

Autobytel leases its facilities and certain office equipment under operating leases which expire on various dates through 2011. As of December 31, 2005, future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows:

Years Ending December 31,
2006	$1,527
2007	1,623
2008	1,609
2009	1,562
thereafter	1,103

$7,424

Rent expense was $1,705, $1,529 and $1,533 for the years ended December 31, 2005, 2004 and 2003, respectively.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

Employment Agreements

As of December 31, 2005, Autobytel had agreements with Richard A. Post, Chief Executive Officer and President, Jeffrey A. Schwartz, Vice Chairman and former Chief Executive Officer and President, Michael Schmidt, Executive Vice President and Chief Financial Officer, Ariel Amir, Executive Vice President and Chief Legal and Administrative Officer, and Richard Walker, Executive Vice President and Chief Operating Officer. Under such agreements, in the event of termination or non-renewal, Messrs. Amir, Schmidt and Walker are entitled to payments of one year base salary plus bonuses of 50% of base salary and benefits for twelve months and Mr. Schwartz is entitled to three months’ base salary and benefits from the time the agreement would have expired. Messrs. Post, Schwartz, Schmidt, Walker and Amir are also entitled to additional severance payments in the event of a change of control. The agreement for Mr. Post provides for a one year extension on a month to month basis. The term of agreement of Mr. Schwartz expires on April 27, 2006. The agreements of Messrs. Walker, Schmidt and Amir provide for one year renewals. In addition, the agreements provide for vesting of options upon a change of control. In addition, certain other officers are entitled to six months’ base salary in the event of a termination without cause. Certain of such officers hold options that vest upon a change of control. The agreements with Mr. Post and Mr. Walker were amended on March 7, 2006. (See Note 14.)

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

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of Autobytel’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in Autobytel’s initial public offering. The complaints against Autobytel have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autobytel’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autobytel’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Autobytel. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autobytel case. Autobytel has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autobytel and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. Autobytel would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autobytel may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autobytel to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autobytel currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autobytel is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, Autobytel does not expect that the settlement will involve any payment by Autobytel. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autobytel’s insurance carriers should arise, Autobytel’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3,400. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autobytel is found liable, Autobytel is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, Autobytel does not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3,400. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, Autobytel is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on Autobytel’s results of operations, financial condition or cash flows in any future period.

Autobytel has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, Autobytel has not recorded a liability against these claims as of December 31, 2005.

On September 24, 2004, Autobytel filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, Autobytel asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. Autobytel contended that Dealix Corporation is infringing Autobytel’s patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests, and sought damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. Autobytel filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, was held in October 2005. An order construing certain terms of the asserted claims was issued in January 2006. The parties are conducting fact discovery with a trial date set for August 2006. Dealix Corporation also seeks attorney’s fees and costs. Autobytel expects to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against Autobytel and certain of its current directors and current and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions are virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that Autobytel misrepresented and omitted material facts with respect to its financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing off-calendar without prejudice to re-noticing the hearing in the future. Additional lawsuits asserting the same or similar claims may be filed as well. Autobytel intends to defend the claims vigorously. However, Autobytel cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on Autobytel’s results of operations, financial condition and cash flows. Autobytel has not recorded a liability against this claim as of December 31, 2005.

In addition, Autobytel’s directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to Autobytel, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to Autobytel, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning Autobytel’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. Defendants filed and served a motion to stay and a demurrer in October 2005. Autobytel intends to defend this suit vigorously. However, Autobytel cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on Autobytel’s results of operations, financial condition and cash flows. Autobytel has not recorded a liability against this claim as of December 31, 2005.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names Autobytel as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical, and stem from the acquisition of Stoneage by Autobytel on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. If the arbitration stay is lifted or a new complaint is

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

filed, Autobytel will defend these claims vigorously. Autobytel cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows. Autobytel has not recorded a liability against this claim as of December 31, 2005.

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

7.    Issuance of Common Stock in Private Placement

On June 24, 2003, Autobytel completed the sale of 5,000,000 shares of common stock to six institutional investor groups in a private placement for gross proceeds of $27,000, or $5.40 per share. Net proceeds after transaction costs were $25,565.

8.    Retirement Savings Plan

Autobytel has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the 401(k) Plan.) The 401(k) Plan covers all employees of Autobytel who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 50% of their pretax salaries up to a maximum of $14 in 2005. Employees over the age of 50 were allowed to contribute an additional $4 in 2005. Autobytel contributions to the 401(k) Plan are discretionary. During 2005, 2004 and 2003, Autobytel contributed $768, $648 and $431, respectively.

9.    Stockholders’ Equity

Preferred Stock

As of December 31, 2005, 11,445,187 shares of preferred stock with a $0.001 par value were authorized and undesignated. There were no shares of preferred stock issued or outstanding as of December 31, 2005.

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

1999 Employee and Acquisition Related Stock Option Plan

Autobytel’s 1999 Employee and Acquisition Related Stock Option Plan (the Employee and Acquisition Option Plan) was approved by the Board of Directors in September 1999. Autobytel has reserved a total of 1,500,000 shares of common stock for issuance under the Employee and Acquisition Option Plan. The Employee and Acquisition Option Plan provides for the granting to employees and acquired employees of stock options, and for the granting to employees, acquired employees and service providers of nonstatutory stock options. The exercise price of incentive stock options granted can not be lower than the fair market value on the date of grant and the exercise price of nonstatutory stock options can not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of stock options granted to individuals beneficially owning more than 10% of the voting power of all classes of Autobytel stock must be at least 110% of the fair market value on the grant date and have a maximum term of five years. The term of all other options granted under the Employee and Acquisition Option Plan may be up to 10 years. Stock options granted under the Employee and Acquisition Option Plan vest according to vesting schedules determined by the Board of Directors.

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

Outstanding Stock Options and Stock Option Activity

A summary of Autobytel’s outstanding stock options as of December 31, 2003, 2004 and 2005 and activity during the years then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2002	5,588,176	$4.45
Granted	3,304,500	5.82
Exercised	(789,759)	3.56
Forfeited	(438,247)	4.86

Outstanding at December 31, 2003	7,664,670	4.96
Granted	2,060,000	10.79
Exercised	(1,269,698)	3.23
Forfeited	(621,750)	8.17

Outstanding at December 31, 2004	7,833,222	6.52
Granted	1,760,000	4.71
Exercised	(193,304)	2.59
Forfeited	(761,237)	8.77

Outstanding at December 31, 2005	8,638,681	$6.04

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.90 – $1.60	902,205	5.7	$1.29	902,205	$1.29
$1.88 – $2.62	912,538	6.7	2.38	908,371	2.38
$2.79 – $3.01	1,161,643	6.7	2.96	1,139,324	2.96
$3.45 – $4.86	1,546,235	9.4	4.66	226,982	4.77
$4.99 – $6.03	327,333	7.1	5.46	278,078	5.47
$6.35 – $6.35	1,000,000	7.6	6.35	500,000	6.35
$6.50 – $8.80	1,228,990	7.3	8.22	891,522	8.12
$8.86 – $13.20	893,649	6.1	11.06	737,773	11.30
$13.87 – $24.28	656,419	7.8	14.99	414,013	15.53
$25.33 – $25.33	9,669	3.6	25.33	9,669	25.33

$0.90 – $25.33	8,638,681	7.3	$6.04	6,007,937	$5.78

Weighted-average number of options and exercise price during 2004	7,833,222	8.0	$6.52	4,319,587	$4.67

Weighted-average number of options and exercise price during 2003	7,664,670	7.5	$4.96	4,097,985	$4.78

As of December 31, 2005, 1,629,695 stock options were available for grant under Autobytel’s stock option plans.

Stock-Based Compensation

From January to March 1999, Autobytel granted stock options to purchase 388,236 shares of common stock under the 1999 Stock Option Plan. These stock options were granted to employees and directors at exercise prices of $13.20 and $16.00 per share which were below the fair market value at the date of grant. In relation to these grants, Autobytel recognized non-cash compensation expense of approximately $1,718 ratably over the vesting term of one to four years. Compensation expense of approximately $51 was recognized as operating expense in 2003.

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

During the years ended December 31, 2005, 2004 and 2003, 34,297, 69,640 and 90,223 shares of common stock were issued under the Purchase Plan, respectively.

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

10.    Accrued Liability for Restructuring and Other Charges

In 2002, Autobytel recorded a total of $769 for charges related to the restructuring of Autobytel’s operations to reduce costs and enhance efficiencies. The charges included severance costs affecting approximately 15% of Autobytel’s employees in sales, marketing and information technology, and Autobytel’s lease obligation on the vacant portion of Automotive Information Center’s office facilities in Westborough, Massachusetts.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

The remaining accrued domestic restructuring liabilities related to the 2002 restructuring charges for Autobytel’s lease obligation on the vacant portion of office facilities in Westborough, Massachusetts were paid in full in 2005.

	Domestic Restructuring Charges
	Lease Obligation	Compensation	Total
Total charges	$552	$217	$769
Cash payments	(108)	(217)	(325)

December 31, 2002, accrued liability balance	444	—	444
Cash payments	(186)	—	(186)

December 31, 2003 accrued liability balance	258	—	258
Cash payments	(184)	—	(184)

December 31, 2004 accrued liability balance	74	—	74
Cash payments	(74)	—	(74)

December 31, 2005 accrued liability balance	$—	$—	$—

11.    Other Income (Expense)

In 2003, Autobytel recorded $763 in other income after the negotiated settlement of an outstanding note receivable and compensation liability with a former Autoweb employee.

12.    Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	228	430	8

	228	430	8
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total income tax provision	$228	$430	$8

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005	2004	2003
Tax provision at U.S. federal statutory rates	(35.0)%	35.0%	35.0%
State taxes	2.6	4.4	—
Non-deductible permanent items	2.1	1.9	1.0
Change in federal valuation allowance	34.2	(34.6)	(35.9)

	3.9%	6.7%	0.1%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$461	$467
Accrued liabilities	840	1,243
Net operating loss carryforwards	21,942	16,157
Tax credits	1,151	1,151
Fixed assets	901	336
Intangible assets	5,105	6,299
Other	138	166

Total gross deferred tax assets	30,538	25,819
Deferred tax liabilities:
Intangible assets	(893)	(1,935)
Federal benefit of state taxes	(1,124)	(900)

Total gross deferred tax liabilities	(2,017)	(2,835)
Valuation allowance	(28,521)	(22,984)

Net deferred income taxes	$—	$—

At December 31, 2005, Autobytel had recorded a valuation allowance of $28,521 on its net deferred tax assets. Based on the weight of available evidence, Autobytel believes that it is more likely than not that these deferred tax assets will not be realized.

At December 31, 2005, Autobytel had federal and state net operating loss carryforwards of approximately $57,900 and $27,700, respectively. A portion of these net operating losses are subject to an annual limitation of approximately $495 per year. The federal and state net operating losses begin to expire in 2010 and 2006, respectively. Approximately $10,800 and $5,000, respectively, of the federal and state net operating loss carryforwards were incurred by subsidiaries prior to the date of Autobytel’s acquisition of such subsidiaries. Autobytel established a valuation allowance of $4,065 at the date of acquisitions related to these subsidiaries. Accordingly, the tax benefits associated with the realization of such net operating losses will be credited to goodwill if realized. In addition, the federal and state net operating losses of approximately $14,200 and $13,100, respectively, relate to stock option deductions. Therefore, to the extent that the valuation allowance is reduced in the future, the federal and state benefit of approximately $4,700 and $800, respectively, will be credited to stockholder’s equity rather than to income tax benefit.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

At December 31, 2005 Autobytel had federal and state tax credit carryforwards of $682 and $469, respectively, which begin to expire in 2018.

13.    Related Party Transactions

Consulting Agreement

On January 5, 2006, Autobytel and Robert S. Grimes, a current director and former Executive Vice President, agreed to terminate a consulting agreement pursuant to which Mr. Grimes provided consulting services to Autobytel. The termination is effective as of December 31, 2005. Under the consulting agreement, Mr. Grimes received $50 per year payable on a monthly basis and a $2.5 monthly office expense allowance. These costs were incurred in 2005, 2004 and 2003 and are included in product and technology development expenses in the consolidated statements of operations. Also under the consulting agreement, Mr. Grimes made himself available to the executive officers of Autobytel for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships.

14.    Subsequent Events

Autobytel announced on March 1, 2006 that it will no longer pursue a sale of the company as one of its strategic alternatives, but that Autobytel will continue to review strategic acquisitions and partnership opportunities.

Autobytel also announced on March 1, 2006 that James E. Riesenbach, former Senior Vice President of AOL’s Search and Directional Media Group, has agreed to join Autobytel as Chief Executive Officer and President effective March 20, 2006. Richard A. Post, the current Chief Executive Officer and President, will remain a member of the Board of Directors.

In connection with the appointment of James E. Riesenbach to the office of Chief Executive Officer and President of Autobytel, effective March 20, 2006, Autobytel and Mr. Riesenbach entered into an Employment Agreement (the “Riesenbach Employment Agreement”).

The Riesenbach Employment Agreement is for a three year term to commence on March 20, 2006 (the “Commencement Date”) and end on March 20, 2009 and automatically renews for an additional one year period unless either party notifies the other of its intent not to renew no later than one hundred twenty days prior to the expiration of the three year term. Mr. Riesenbach is entitled to an annual base salary of $425 during the term, and is eligible for a bonus of at least 100% of his annual base salary for the fiscal year ending immediately after the Commencement Date, at least 50% of his annual base salary for the fiscal year ending in 2007 and the target bonus for each year shall be at least 100% of his base salary for the respective year as to which such bonus relates. In addition, Mr. Riesenbach may participate in any benefit plans generally afforded to executive officers. If Mr. Riesenbach’s employment is terminated without “cause,” if Mr. Riesenbach terminates his employment with “good reason” (each as defined in the Riesenbach Employment Agreement) or if Autobytel delivers to Mr. Riesenbach a Non-Renewal Notice (as defined in the Riesenbach Employment Agreement), Mr. Riesenbach is entitled to a lump sum payment equal to two times the sum of his annual base salary (determined as the highest annual base salary during the Term (as defined in the Riesenbach Employment Agreement)) and a bonus of 100% of his annual base salary (determined as the highest annual base salary during the Term), as well as benefits for twenty four months following such termination. If the Riesenbach Employment Agreement expires by its terms upon the expiration of the additional one year period, Mr. Riesenbach is entitled to receive a severance payment equal to two times his highest annual base salary as well as benefits for twelve months following such expiration.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

In the event of a change of control during the term of his employment or at any time during the six month period following such term, Mr. Riesenbach is entitled to a lump sum payment equal to two times the sum of his annual base salary (determined as the highest annual base salary during the Term) and a bonus of 100% of his annual base salary (determined as the highest annual base salary during the Term), so long as Mr. Riesenbach agrees, if requested, to continue with Autobytel or any successor for no longer than ninety days after the change of control. If Mr. Riesenbach’s compensation is deemed to be parachute payments under the Internal Revenue Code, then Autobytel has agreed to make additional payments to him to compensate for his additional tax obligations.

Mr. Riesenbach will also be granted stock options to purchase 1,000,000 shares of Autobytel’s common stock, which shall vest, as to 333,333 of the options, on the one year anniversary of the Commencement Date, and thereafter (i) 11,111 of the options shall vest on each monthly anniversary of the Commencement Date over the period beginning on the 13th monthly anniversary and ending on the 35th monthly anniversary of the Commencement Date, (ii) 11,114 of the options shall vest on the day immediately preceding the 36th monthly anniversary of the Commencement Date, provided that the vesting of such options shall accelerate upon a change of control, and (iii) 200,000 of the options shall vest upon each filing by Autobytel of its Annual Report on Form 10-K for each of the fiscal years ending on December 31, 2007 and December 31, 2008 provided Mr. Riesenbach is actively employed by Autobytel on the respective vesting dates and Mr. Riesenbach and Autobytel have satisfied reasonable performance criteria established by the Board or a committee thereof in its sole discretion after consulting with Mr. Riesenbach.

In connection with the agreement by Richard Post to resign as Autobytel’s Chief Executive Officer and President, effective upon the commencement by James E. Riesenbach as the Chief Executive Officer and President, Autobytel and Mr. Post amended Mr. Post’s April 27, 2005 Employment Agreement, effective March 7, 2006 (as amended, the “Amended Post Employment Agreement”).

Prior to the Amended Post Employment Agreement the term of Mr. Post’s employment with Autobytel was extended to April 27, 2007, unless earlier terminated by Autobytel or Mr. Post upon 30 or 60 days’ prior written notice, respectively. Under the Amended Post Employment Agreement, in the event the Mr. Riesenbach fails to commence employment with Autobytel pursuant to the Riesenbach Employment Agreement, (a) Mr. Post may upon 60 days’ prior written notice to Autobytel resign his position as Chief Executive Officer and President and all other officer titles he holds with Autobytel and all officer positions and directorships he holds with all of its subsidiaries or (b) Autobytel, subsequent to March 20, 2006, may remove Mr. Post from such officer and/or director positions and change his status from that of full-time employee to part-time employee for any reason upon written notice thereof to Mr. Post and Mr. Post shall be entitled to his base salary and bonus prorated as of the date of such change in status. In either case the term of Mr. Post’s employment shall extend to April 27, 2008 unless earlier terminated by Autobytel for cause or by Mr. Post pursuant to the Amended Post Employment Agreement. In the event of such change in status caused by either Autobytel or Mr. Post, Mr. Post shall be a part-time employee and shall no longer be entitled to a base salary and instead shall be compensated at $1 for every day worked, prorated for partial days worked and Autobytel shall pay Mr. Post for at least one full day of work each month. During such part-time employment Mr. Post shall not be entitled to benefits, though he shall be reimbursed for travel expenses incurred in connection with such employment. In the event Mr. Riesenbach commences employment with Autobytel pursuant to the Riesenbach Employment Agreement, the term of Mr. Post’s employment shall extend to and terminate on April 27, 2008, provided that Mr. Post may terminate the term for any reason upon at least 30 days’ prior written notice to Autobytel and Autobytel may terminate the term for cause upon at least 30 days’ prior written notice to Mr. Post. During the period from March 20, 2006 until the termination of the term of employment by Mr. Post, Mr. Post will provide advisory services to the Chief Executive Officer of Autobytel and to the Board of Directors.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

If Mr. Riesenbach commences work at Autobytel pursuant to the Riesenbach Employment Agreement, Mr. Post is entitled to a bonus for 2005. Mr. Post is also entitled to a bonus for 2006 in an amount equal to the target bonus for his position for 2006 multiplied by a fraction where the numerator is equal to the number of days worked by Mr. Post in 2006 through April 7, 2006 and the denominator is equal to 365. If Mr. Riesenbach does not commence employment pursuant to the Riesenbach Employment Agreement, Mr. Post’s bonuses will continue to be paid in accordance with the Amended Post Employment Agreement.

For each full one month period of Mr. Post’s employment under the Amended Post Employment Agreement subsequent to April 27, 2006 (in the event Mr. Riesenbach does not commence work at Autobytel), Mr. Post shall be granted an option to purchase 16,667 shares, pursuant to Autobytel’s option plan, priced on the first day of each full one month period, which option shall vest at the end of the full month period to which it relates assuming Mr. Post remains an employee through such date. These options will be exercisable for two years following Mr. Post’s termination of employment except if he is terminated by Autobytel for “Cause” in which event the option exercise period will expire.

Autobytel and Richard Walker amended Mr. Walker’s April 27, 2005 Employment Agreement, effective March 7, 2006 (as amended, the “Amended Walker Employment Agreement”), to provide that Mr. Walker may terminate his employment with Autobytel or that there may be change in his employment status with Autobytel in connection with the Riesenbach Employment Agreement.

The term of Mr. Walker’s employment under the Amended Walker Employment Agreement expires on April 27, 2007. If Mr. Riesenbach commences employment with Autobytel pursuant to the Riesenbach Employment Agreement, Mr. Walker will have the right upon at least 30 days’ prior written notice to terminate the term of his employment with Autobytel as of May 31, 2006. If Mr. Walker does not provide such termination notice, he will remain employed by Autobytel until April 28, 2007 unless there is a change in his employment status as described below in which case his term will automatically extend to April 27, 2008 unless earlier terminated by Autobytel for cause or by Mr. Walker. Whether or not Mr. Riesenbach commences employment with Autobytel, (a) Mr. Walker may at any time on or subsequent to May 31, 2006 resign his position as Executive Vice President and Chief Operating Officer and all other officer titles he holds with Autobytel or any of its subsidiaries upon 30 days’ prior written notice to Autobytel or (b) subsequent to May 31, 2006 Autobytel may remove Mr. Walker from his positions as an officer of Autobytel and as an officer and/or director of its subsidiaries and change his status from that of full-time employee to part-time employee for any reason upon written notice to Mr. Walker in each case Mr. Walker will be entitled to an amount equal to his annual base salary plus a bonus (at the target level) and benefits for one year. In addition, Mr. Walker will no longer be employed by Autobytel on a full-time basis but will thereafter be employed on a part-time basis and advise the Chief Executive Officer of Autobytel and the Board of Directors of Autobytel on business and corporate development matters as reasonably requested by either of them. Following such change in status, Mr. Walker will no longer be entitled to a base salary or a bonus but will be compensated at the rate of an annual salary of $12. During such part-time employment Mr. Walker will not be entitled to benefits, though he will be entitled to reimbursement for all travel expenses incurred in connection with such employment. Upon the first to occur of (a) the termination by Mr. Walker of his employment with Autobytel on May 31, 2006, (b) a change in status caused by Autobytel or (c) a change in status caused by Mr. Walker no earlier than May 31, 2006, Mr. Walker will be entitled to a severance payment (on one occasion only).

In the event Mr. Walker terminates his employment with Autobytel on May 31, 2006 or he causes a change in his employment status as of such date, he will be entitled to a bonus for 2005. Mr. Walker will also be entitled to a bonus for 2006 in an amount equal to the target bonus for his position for 2006 multiplied by five twelfths

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except share and per share data)

(5/12). If Mr. Riesenbach does not commence employment pursuant to the Riesenbach Employment Agreement, Mr. Walker’s bonuses will continue to be paid in accordance with the Amended Walker Employment Agreement.

15.    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for Autobytel, including iDriveonline and Stoneage from the date of acquisition on April 9, 2004 and April 15, 2004, respectively, is as follows:

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Revenue	$29,961	$30,595	$31,385	$33,328
Income (loss) from operations	(1,591)	(844)	(3,477)	(3,000)
Net income (loss)	122	(287)	(3,283)	(2,810)
Basic net income (loss) per share	$—	$(0.01)	$(0.08)	$(0.07)
Diluted net income (loss) per share	$—	$(0.01)	$(0.08)	$(0.07)

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Revenue	$34,043	$32,453	$31,122	$24,618
Income from operations	875	3,094	965	602
Net income	966	3,209	986	676
Basic net income per share	$0.02	$0.08	$0.02	$0.02
Diluted net income per share	$0.02	$0.07	$0.02	$0.02

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Allowance for bad debts:
Beginning balance	$682	$814	$1,912
Additions (reversals)	906	303	(568)
Write-offs	(897)	(435)	(530)

Ending balance	$691	$682	$814

Allowance for customer credits:
Beginning balance	$355	$950	$2,302
Additions	2,816	1,969	636
Write-offs	(2,738)	(2,564)	(1,988)

Ending balance	$433	$355	$950

Tax valuation allowance:
Beginning balance	$22,984	$26,416	$53,450
Charged (credited) to tax expense	3,205	(3,463)	(2,534)
Charged (credited) to other	2,332	31	(24,500)

Ending balance	$28,521	$22,984	$26,416

EXHIBIT INDEX

Number	Description	Sequentially Numbered Page

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

Number	Description	Sequentially Numbered Page

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

*3.7	Amendment No. 3 to Amended and Restated Bylaws of Autobytel

4.1	Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the September 2001 10-Q

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

10.2

Form of Outside Director Stock Option Agreement under the 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2005 (the “September 2005 8-K”).

10.3	Form of Letter Agreement (amending stock option agreement) is incorporated herein by reference to Exhibit 10.2 of the September 2005 8-K.

10.4	1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to the S-1 Registration Statement filed with the SEC on February 9, 1999 (the “S-1 Amendment”)

10.5	autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit 10.8 of the S-1 Amendment

10.6	autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.30 of the S-1 Amendment

10.7

autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Registration Statement filed on Form S-8 (File No. 333-90045) filed with the SEC on November 1, 1999

Number	Description	Sequentially Numbered Page

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

10.11

Employment Agreement, dated April 27, 2005, between Autobytel and Richard Post is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 3, 2005 (the “May 2005 8-K”).

10.12	Employment Agreement, dated April 27, 2005, between Autobytel and Jeffrey Schwartz is incorporated herein by reference to Exhibit 10.2 of the May 2005 8-K.

10.13	Form of Autoweb General Dealer Agreement is incorporated herein by reference to Exhibit 10.20 of the 2001 10-K

10.14	1996 Stock Option Plan and related agreements are incorporated herein by reference to Exhibit 10.5 of the S-1 Amendment

10.15	1996 Stock Incentive Plan and related agreements are incorporated herein by reference to Exhibit 10.6 of the S-1 Amendment

10.16	Form of Autobytel Gold Term Services Agreement is incorporated herein by reference to Exhibit 10.35 of the form 10-K for the Year Ended December 31, 1999 filed with the SEC on March 23, 2000

10.17	Form of CarSmart.com Internet Marketing Agreement is incorporated herein by reference to Exhibit 10.26 of the 2001 10-K

10.18	autobytel.com inc. Retirement Savings Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-33038) with the SEC on June 15, 2000

10.19	autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-39396) with the SEC on June 15, 2000

10.20	Employment Agreement, dated April 27, 2005, between Autobytel and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the May 2005 8-K.

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

Number	Description	Sequentially Numbered Page

10.26	Amendment No. 2 to the autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(5) of the Schedule TO

10.27	Amendment No. 2 to the autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) of the Schedule TO

10.28	Amendment No. 1 to the autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(10) of the Schedule TO

10.29	Amendment No. 1 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(12) of the Schedule TO

10.30

Amendment No. 2 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the SEC on March 29, 2001

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

10.40	Employment Agreement, dated May 30, 2005, between Autobytel and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 2, 2005

10.41	Consulting Services Agreement, dated March 1, 2002, between Autobytel and Jeffrey Coats is incorporated herein by reference to Exhibit 10.4 of the March 2002 10-Q

10.42	Letter Agreement, dated March 19, 2002, between Autobytel and Robert Grimes is incorporated herein by reference to Exhibit 10.5 of the March 2002 10-Q

Number	Description	Sequentially Numbered Page

10.43

Letter Agreement, dated October 1, 2002, between Andrew Donchak and Autobytel is incorporated herein by reference to Exhibit 10.51 of the Form 10-K for the Year Ended December 31, 2002 filed with the SEC on March 27, 2003 (the “2002 10-K”)

10.44	Letter Agreement, dated June 15, 2005, between Autobytel and Andrew Donchak is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 16, 2005

10.45	Employment Agreement, dated July 19, 2005, between Autobytel and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 22, 2005

10.46	Form of Dealer Agreement is incorporated herein by reference to Exhibit 10.56 of the 2002 10-K

10.47	Letter agreement, dated March 10, 2003, between Autobytel and Robert Grimes is incorporated herein by reference to Exhibit 10.57 of the 2002 10-K

10.48

Letter Agreement, dated September 21, 2005, between Autobytel and Jill Richling is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2005

10.49

2003 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement filed on Form S-8 (File No. 333-107525) with the SEC on July 31, 2003

10.50

Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.7 of Post-Effective Amendment to Registration Statement filed on Form S-8 (File No. 333-67692) with the SEC on July 31, 2003

10.51

Form of Subscription Agreement, dated June 20, 2003, between Autobytel and private investors is incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-3 (File No. 333-107152) filed with the SEC on July 18, 2003

10.52

Letter agreement, dated March 31, 2004, between Autobytel and Robert S. Grimes is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended March 31, 2004 filed with the SEC on May 7, 2004.

10.53

Form of Outside Director Stock Option Agreement under the Autobytel 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 3, 2004 (the “November 2004 8-K”).

10.54	Form of Outside Director Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.2 of the November 2004 8-K.

10.55

Autobytel Inc. 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement filed on Form S-8 (File No. 333-116930) with the SEC on June 28, 2004 (the “2004 S-8”).

10.56	Form of Employee Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.9 of the 2004 S-8.

Number	Description	Sequentially Numbered Page

10.57

Stock Option Agreement, dated September 21, 2004, between Autobytel and Andrew Donchak is incorporated herein by reference to Exhibit 10.59 of the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (the “2004 10-K”).

10.58	Stock Option Agreement, dated September 21, 2004, between Autobytel and Hoshi Printer is incorporated herein by reference to Exhibit 10.60 of the 2004 10-K.

10.59	Stock Option Agreement, dated September 21, 2004, between Autobytel and Ariel Amir is incorporated herein by reference to Exhibit 10.61 of the 2004 10-K.

10.60	Stock Option Agreement, dated September 21, 2004, between Autobytel and Richard Walker is incorporated herein by reference to Exhibit 10.62 of the 2004 10-K.

10.61	Severance Agreement and General Release, dated January 7, 2005 between Autobytel and Hoshi Printer is incorporated herein by reference to Exhibit 10.63 of the 2004 10-K.

10.62	Letter agreement, dated March 9, 2004 between Autobytel and Michael F. Schmidt is incorporated herein by reference to Exhibit 10.64 of the 2004 10-K.

10.63	Form of Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.65 of the 2004 10-K.

10.64	Form of Autobytel Inc. Dealer Agreement is incorporated herein by reference to Exhibit 10.66 of the 2004 10-K.

10.65	Form of Autoweb.com, Inc. Dealer Agreement is incorporated herein by reference to Exhibit 10.67 of the 2004 10-K.

10.66	Letter Agreement, dated January 5, 2006 from Autobytel to Robert Grimes is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 9, 2006.

21.1*	Subsidiaries of Autobytel

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (reference is made to the signature page)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated March 16, 2006

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated March 16, 2006

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated March 16, 2006

*	Filed herewith.