Form 10-Q
period 2006-03-31
AUTOBYTEL  INC
filed 2006-05-10
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

As of April 30, 2006, there were 42,331,777 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AUTOBYTEL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Domestic cash and cash equivalents	$31,819	$33,353
Restricted international cash and cash equivalents	238	241
Short-term investments	12,000	12,000
Accounts receivable, net of allowances for bad debts and customer credits of $899 and $1,124, respectively	19,236	19,042
Prepaid expenses and other current assets	1,774	2,456

Total current assets	65,067	67,092
Long-term investments	—	3,000
Property and equipment, net	4,517	4,226
Goodwill	70,697	70,697
Acquired intangible assets, net	1,794	2,189
Other assets	86	124

Total assets	$142,161	$147,328

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,291	$5,709
Accrued expenses	6,576	7,417
Deferred revenues	4,432	3,874
Other current liabilities	1,776	1,666

Total current liabilities	20,075	18,666
Deferred rent—non-current	140	131
Deferred revenues—non-current	10	21

Total liabilities	20,225	18,818
Minority interest	166	163
Commitments and contingencies (Note 7.)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 42,324,055 and 42,133,410 shares issued and outstanding, respectively	42	42
Additional paid-in capital	284,810	282,924
Accumulated deficit	(163,082)	(154,619)

Total stockholders’ equity	121,770	128,347

Total liabilities, minority interest and stockholders’ equity	$142,161	$147,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$29,072	$33,328
Costs and expenses:
Cost of revenues	14,789	13,387
Sales and marketing	7,533	8,082
Product and technology development	5,624	6,071
General and administrative	9,703	8,328
Amortization of acquired intangible assets	357	460

Total costs and expenses	38,006	36,328

Loss from operations	(8,934)	(3,000)
Interest income	471	349
Foreign currency exchange gain	3	2

Loss before income taxes and minority interest	(8,460)	(2,649)
Provision for income taxes	—	(144)
Minority interest	(3)	(17)

Net loss	$(8,463)	$(2,810)

Net loss per share:
Basic	$(0.20)	$(0.07)

Diluted	$(0.20)	$(0.07)

Shares used in computing net loss per share:
Basic	42,192,349	41,905,848

Diluted	42,192,349	41,905,848

Comprehensive loss:
Net loss	$(8,463)	$(2,810)
Foreign currency translation adjustment	—	(65)

Comprehensive loss	$(8,463)	$(2,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,463)	$(2,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges:
Depreciation and amortization	503	565
Amortization of acquired intangible assets	395	499
Provision for bad debt	2	210
Provision for customer credits	524	814
Loss on disposal of property and equipment	4	—
Stock-based compensation	1,290	—
Minority interest	3	17
Foreign currency exchange gain	3	—
Changes in assets and liabilities:
Accounts receivable	(720)	(1,769)
Prepaid expenses and other current assets	682	172
Other assets	38	4
Accounts payable	1,582	2,048
Accrued expenses	(841)	324
Deferred revenues	547	(7)
Other current liabilities	119	(123)

Net cash used in operating activities	(4,332)	(56)

Cash flows from investing activities:
Maturities of short-term and long-term investments	3,000	7,500
Purchases of short-term and long-term investments	—	(6,000)
Change in restricted international cash and cash equivalents	—	(73)
Purchases of property and equipment	(808)	(478)
Proceeds from sale of property and equipment	10	—

Net cash provided by investing activities	2,202	949

Cash flows from financing activities:
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	596	—

Net cash provided by financing activities	596	—

Net (decrease) increase in cash and cash equivalents	(1,534)	893
Cash and cash equivalents, beginning of period	33,353	24,287

Cash and cash equivalents, end of period	$31,819	$25,180

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$114	$407

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Operations of Autobytel

Autobytel Inc. (the “Company”) is an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. The Company owns and operates automotive Web sites, including Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com. The Company is among the largest syndicated car buying content networks and reaches millions of Internet visitors as they make their vehicle buying decisions. The Company is also a leading provider of customer relationship management (“CRM”) products and programs consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology.

The Company is a Delaware corporation incorporated on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on the NASDAQ National Market under the symbol ABTL.

2. Summary of Significant Accounting Polices

Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006. The Company prepared the unaudited interim condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other period(s).

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Based Compensation Expense

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” issued in 1995, using the modified prospective method and therefore has not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate and therefore only recognizes compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS No. 123(R) adoption, the Company accounted for share-based payments under APB Opinion No. 25 and, accordingly, generally recognized no compensation expense related to share-based awards as awards were generally granted at fair value at the date of grant and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The Company estimates the expected life of options granted based on historical exercise patterns, which it believes are representative of future behavior, using a lattice expected term model. The Company estimates the volatility of its common stock at the date of grant based on historical volatility of its common stock for a period equal to the expected term of the awards. The assumptions used in calculating the fair value of stock-based awards represent its best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If its actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

significantly different from what it has recorded in the current period. See Note 4 — “Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

Revenue Recognition

The Company classifies revenues as lead fees, advertising, CRM services, and data, applications and other. Revenues by groups of services are as follows for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Lead fees	$17,989	$21,625
Advertising	3,779	4,761
CRM services	6,339	5,758
Data, applications and other	965	1,184

Total revenues	$29,072	$33,328

The Company recognizes revenues when earned as defined by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB No. 104 considers revenue realized after all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which revenue stream is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue. Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement.

As of March 31, 2006, the Company deferred revenue in accordance with EITF 00-21 under two multiple-element arrangements. At March 31, 2006 and December 31, 2005, deferred revenue related to these arrangements totaled $740,000 and $300,000, respectively. Revenue recognized under these arrangements totaled $253,000 for the three months ended March 31, 2006.

Risks Due to Concentration of Significant Customers and Export Sales

The Company had balances owed from one automotive manufacturer that accounted for more than 10% of total accounts receivable as of March 31, 2006. In addition, the Company had balances owed from two automotive manufacturers that each accounted for more than 10% of total accounts receivable as of December 31, 2005.

Business Segment

The Company conducts its business within one business segment which is defined as providing automotive marketing services.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The Company adopted SFAS No. 154 on January 1, 2006 and its adoption did not have a material effect on the Company’s condensed consolidated financial position or results of operations.

3. Computation of Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except share and per share data)
Numerator:
Net loss	$(8,463)	$(2,810)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation	42,192,349	41,905,848
Net loss per share—basic and diluted	$(0.20)	$(0.07)

For the three months ended March 31, 2006, 7,295,702 antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted net loss per share, as the Company incurred a net loss for the period. For the three months ended March 31, 2005, 7,788,941 antidilutive potential shares of common stock, consisting of employee and director stock options, have been excluded from the calculation of diluted net loss per share, as the Company incurred a net loss for the period.

4. Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), which requires all companies to measure compensation cost for all share-based payments (including employee and director stock options) at fair value. In April 2005, the SEC issued rules that would allow companies to delay the implementation of SFAS No. 123(R) until the annual period beginning after June 15, 2005. SFAS No. 123(R) applies to all awards granted after the required effective date; to awards modified, repurchased, or cancelled after that date; and all nonvested options outstanding as of the effective date.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized for the three months ended March 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of December 31, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results from prior periods have not been restated.

The Company has several stock-based compensation plans, which are more fully described in Note 9 of the Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2005. At March 31, 2006, 1,795,047 shares underlying stock options were available for grant under the Company’s existing stock option plans. The Company grants incentive and non-qualified stock options at an exercise price equal to the market closing price at the date of grant and vest according to vesting schedules determined by the Board of Directors or committee thereof. The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). Shares of common stock issued upon exercise of stock options or awards under the employee stock purchase plan are from previously unissued shares. The Company recorded $1,290,000 of compensation expense, or $0.03 earning per share, and such expense is included in costs and expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006 as follows:

Three Months Ended March 31, 2006
(in thousands)
Cost of revenues	$40
Sales and marketing	325
Product and technology development	197
General and administrative	728

$1,290

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Prior to adopting SFAS No. 123(R) on January 1, 2006, the Company accounted for share-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost was reflected in the net loss for the three months ended March 31, 2005 related to stock options, as all options granted under share-based compensation plans have an exercise price equal to the market closing price of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
(in thousands, except per share data)
Net loss:
As reported	$(2,810)
Less: Employee stock-based compensation determined under the fair value based method	(1,593)

Pro forma	$(4,403)

Net loss per share—basic and diluted:
As reported	$(0.07)
Pro forma	$(0.11)

Prior to the adoption of SFAS No. 123(R), the Company did not record any tax benefits resulting from the exercise of options due to uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future periods. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under APB No. 25. Had the Company recognized a tax benefit from deductions resulting from the exercise of stock options, it would have classified the benefit as a financing cash inflow in the consolidated statement of cashflows.

The weighted-average fair market value per share of the options granted was $3.17 for the three months ended March 31, 2006. There were no options granted during the three months ended March 31, 2005. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model on the date of grant and the following assumptions:

Three Months Ended March 31, 2006
Dividend yield	0.00%
Volatility	81.04%
Weighted-average risk-free interest rate	4.69%
Expected life	4.99 years

The risk-free interest rate, ranging from 4.35% to 4.72% for the three months ended March 31, 2006, is based on United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. Expected life is calculated using a lattice expected term model which utilizes historical data to calculate future behavior. A dividend yield was not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The forfeiture rate used was based on historical experience. As required by SFAS No. 123(R), the Company adjusts the estimated forfeiture rate based on actual experience.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Awards issued under the employee stock purchase plan were estimated to have a weighted-average fair value per award of $1.15 for the three months ended March 31, 2006. There were no awards issued under the employee stock purchase plan during the three months ended March 31, 2005. The fair value of the awards is based on the Black-Scholes option-pricing model and the following assumptions:

Three Months Ended March 31, 2006
Dividend yield	0.00%
Volatility	53.42%
Risk-free interest rate	4.60%
Expected life	6 months

The risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the award in effect at the time of grant. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. Expected life is based on the term of the offering period. A dividend yield was not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The forfeiture rate used was based on historical experience. As required by SFAS No. 123(R), the Company adjusts the estimated forfeiture rate based on actual experience.

A summary of the Company’s outstanding stock options as of March 31, 2006, and changes during the three months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	8,638,681	$6.04
Granted	726,500	4.70
Exercised	(136,941)	2.76
Forfeited	(291,852)	7.15

Outstanding at March 31, 2006	8,936,388	$5.95	7.24	$7,626

Vested and expected to vest at March 31, 2006	7,694,063	$5.91	7.10	$7,500

Exercisable at March 31, 2006	6,098,138	$5.90	6.46	$7,320

The total intrinsic value of options exercised during the three months ended March 31, 2006, was $259,000. There were no options exercised during the three months ended March 31, 2005.

As of March 31, 2006, there was $5,927,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under share-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.04 years using the straight-line attribution method.

The Company also has awards outstanding under the 1996 Employee Stock Purchase Plan. At March 31, 2006, the awards outstanding under the 1996 Employee Stock Purchase Plan had an exercise price of $4.12 per share. Of the total outstanding awards, none were exercisable at March 31, 2006 or December 31, 2005.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

A summary of the Company’s outstanding awards under the employee stock purchase plan as of March 31, 2006, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	68,012	$4.37
Granted	65,985	4.12
Exercised	(53,704)	4.12
Forfeited	(14,308)	4.37

Outstanding at March 31, 2006	65,985	$4.12	4 months	$46

Vested and expected to vest at March 31, 2006	62,772	$4.12	4 months	$44

As of March 31, 2006, there was $47,000 of total unrecognized compensation cost related to options granted under the employee stock purchase plan. The cost is expected to be recognized over 4 months using the straight-line attribution method.

On March 20, 2006, the Company entered into an agreement with James E. Riesenbach whereby the Company granted 1,000,000 options to him at an exercise price of $4.68. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R) as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria will be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined and were not included in outstanding options at March 31, 2006. The Company will begin recognizing stock-based compensation expense based on the fair value of the performance-based options on the date the performance criteria have been defined.

5. Selected Balance Sheet Accounts

Short-Term and Long-Term Investments

At March 31, 2006 and December 31, 2005 the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
	(in thousands)
March 31, 2006:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$12,000	$11,885	$—	$115

Total as of March 31, 2006	$12,000	$11,885	$—	$115

December 31, 2005:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$12,000	$11,901	$—	$99
Long-term investments, held-to-maturity:
Government sponsored agency bonds	3,000	2,964	—	36

Total as of December 31, 2005	$15,000	$14,865	$—	$135

The maturities of investments as of March 31, 2006 are due within one year.

The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds. The Company reviews its investments in debt securities for potential impairment on a regular basis. As part of the evaluation process, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s intent and ability to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to the initial cost of the

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

investment. The Company expects to realize the full value of all of these investments upon maturity. The Company will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. The Company did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt securities for the three months ended March 31, 2006 and 2005.

Acquired Intangible Assets

Acquired intangible assets at March 31, 2006 and December 31, 2005 are amortized over their estimated useful lives and consist of the following:

	As of March 31, 2006
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Developed technology	2 years	$820	$(748)	$72
Customer relationships	3 years	4,375	(3,079)	1,296
Domain name	5 years	700	(274)	426

Total		$5,895	$(4,101)	$1,794

	As of December 31, 2005
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Developed technology	2 years	$820	$(710)	$110
Customer relationships	3 years	4,375	(2,757)	1,618
Domain name	5 years	700	(239)	461

Total		$5,895	$(3,706)	$2,189

Amortization expense for the three months ended March 31, 2006 and 2005 was $395,000 and $499,000, respectively. Amortization expense related to technology is classified as cost of revenues. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
(in thousands)
Nine months ending December 31, 2006	$1,118
2007	495
2008	140
2009	41

$1,794

6. Autobytel.Europe LLC

In December 2005, the owners of Autobytel.Europe agreed to dissolve Autobytel.Europe. As of March 31, 2006 and December 31, 2005, the assets and liabilities of Autobytel.Europe were as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Restricted international cash and cash equivalents	$238	$241
Other current and non-current assets	138	138
Other current liabilities	(50)	(61)
Minority interest	(166)	(163)

	$160	$155

Autobytel.Europe did not generate any revenue for the three months ended March 31, 2006 as a result of the substantial liquidation in December 2005. Total revenue for the three months ended March 31, 2005 was $45,000.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

7. Commitments and Contingencies

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. The complaints against the Company have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Company case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

The Company has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims as of March 31, 2006.

On September 24, 2004, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, the Company asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. The Company contended that Dealix Corporation is infringing the Company’s patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests, and sought damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. The Company filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, was held in October 2005. An order construing certain terms of the asserted claims was issued in January 2006. The parties are conducting fact discovery with a trial date set for August 2006. Dealix Corporation also seeks attorney’s fees and costs. The Company expects to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against Autobytel and certain of its current directors and current and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

October 21, 2004. The claims alleged in all of these purported class actions are virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that the Company misrepresented and omitted material facts with respect to its financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing off calendar without prejudice to re-noticing the hearing in the future. Additional lawsuits asserting the same or similar claims may be filed as well. The Company intends to defend the claims vigorously. However, the Company cannot currently predict the impact or outcome of the litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of March 31, 2006.

In addition, the Company’s directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to the Company, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to the Company, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning the Company’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. Defendants filed and served a motion to stay and a demurrer in October 2005. The Company intends to defend this suit vigorously. However, the Company cannot currently predict the impact or outcome of the litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of March 31, 2006.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names Autobytel as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical, and stem from the acquisition of Stoneage by Autobytel on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. If the arbitration stay is lifted or a new complaint is filed, the Company will defend these claims vigorously. The Company cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows. The Company has not recorded a liability against this claim as of March 31, 2006.

From time to time, the Company is involved in other litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

8. Subsequent Events

Richard Walker resigned as Executive Vice President and Chief Operating Officer and all other officer titles he holds with the Company or any of its subsidiaries effective May 31, 2006. Mr. Walker will be entitled to an amount equal to his annual base salary plus a bonus (at the target level) and benefits for one year. In addition, Mr. Walker will no longer be employed by the Company on a full-time basis but will thereafter be employed on a part-time basis and advise our Chief Executive Officer and Board of Directors on business and corporate development matters as reasonably requested by either of them. Following such change in status, Mr. Walker will no longer be entitled to a base salary or a bonus but will be compensated at the rate of an annual salary of $12,000. During such part-time employment Mr. Walker will not be entitled to benefits, though he will be entitled to reimbursement for all travel expenses incurred in connection with such employment. Mr. Walker will be entitled to a bonus for 2006 in an amount equal to the target bonus for his position in 2006 multiplied by five twelfths (5/12).

On April 26, 2006, the Company and Michael Schmidt amended Mr. Schmidt’s May 30, 2005 Employment Agreement with the Company (as so amended, the “Amended Schmidt Employment Agreement”) to provide, among other things, that Mr. Schmidt may terminate his employment with the Company for any reason upon at least 30 days prior written notice to the Company, and that the Company may, at any time in its sole discretion, terminate Mr. Schmidt’s employment upon 30 days prior written notice to Mr. Schmidt. Additionally, the Company may, at any time and in its sole discretion, change Mr. Schmidt’s position as the Executive Vice President and Chief Financial Officer to another officer position within the Company’s financial group, provided, however, that any such change will not constitute a termination of Mr. Schmidt’s employment with the Company. Prior to the Amended Schmidt Employment Agreement, the term of Mr. Schmidt’s employment was renewed through May 30, 2007. In the case of termination by the Company at any time or termination by Mr. Schmidt on or after December 31, 2006, Mr. Schmidt is entitled to a lump sum payment equal to his annual base salary plus bonus, as well as benefits for one year following such termination; provided, however, that Mr. Schmidt is not entitled to such payment to the extent he becomes entitled to receive severance compensation in connection with a change of control. In the event that Mr. Schmidt terminates his employment prior to December 31, 2006 for any reason or no reason, Mr. Schmidt is entitled to only such amounts owing to him under the Amended Schmidt Employment Agreement through the date of such termination. If Mr. Schmidt terminates his employment without reason, he shall nonetheless make himself reasonably available to advise the Chief Executive Officer and the Board of Directors on any accounting or audit matters as reasonably requested for a period of 12 months following such termination, in which event Mr. Schmidt will no longer be entitled to a base salary or bonus, but instead will be compensated at a rate of $1,000 per day for each day worked, prorated for partial days worked. The Company has engaged Heidrick & Struggles, Inc. to identify potential chief financial officer candidates.

In May 2006, the Company was notified by its insurance carrier that it would reimburse the Company for specific legal costs incurred associated with defending purported class and derivative action lawsuits, acquisition arbitrations litigation and securities litigation. While the Company anticipates receiving a minimum of $417,000 in the second quarter of 2006, the Company did not record this amount at March 31, 2006 as this is considered a gain contingency in accordance with SFAS No. 5, “Accounting for Contingencies”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out such plans or achieve such goals and objectives or that we will be able to successfully do so on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties such that actual results may differ materially from these statements. Important factors that could cause actual results to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q are set forth under Part II “Item 1A. Risk Factors.” Investors are urged not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements. Unless specified otherwise, as used herein, the terms “we,” “us” or “our” refer to Autobytel Inc. and its subsidiaries.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

We also announced on March 1, 2006 that James E. Riesenbach, former Senior Vice President of AOL’s Search and Directional Media Group, agreed to join us as Chief Executive Officer and President. On March 20, 2006, Mr. Riesenbach joined us in such capacity.

We announced on May 1, 2006 that Michael Schmidt, our Chief Financial Officer, is expected to transition from his position upon the completion of our search for a new chief financial officer. We have retained Heidrick & Struggles to conduct the search.

Richard Walker resigned as Executive Vice President and Chief Operating Officer and all other officer titles he holds with us or any of our subsidiaries effective May 31, 2006.

Our results of operations have been affected in the first quarter of 2006, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the automotive industry;

•	the effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	lower spending by automotive manufacturers on our advertising services;

•	increase spending with third parties who direct search queries to our Web sites;

•	stock compensation expense as a result of adopting the provisions of SFAS No. 123(R);

•	costs associated with enforcing our intellectual property rights; and

•	costs associated with defending purported class action, derivative and other lawsuits filed against us and certain current and former directors and officers relating to the restatements of our consolidated financial statements.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” issued in 1995 using the modified prospective application method. Under this transition method, compensation cost of $1.3 million was recognized in the first quarter of 2006, which includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of December 31, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). See Note 4, Stock-Based Compensation, in the accompanying notes to the condensed consolidated financial statements.

As of March 31, 2006, we had $43.8 million in domestic cash, cash equivalents, and short-term investments.

Net cash used in operations was $4.3 million in the first quarter of 2006. For the remainder of 2006, we may continue to use cash in excess of cash generated from operations.

Our lead referral dealer relationships represent domestic and imported makes of vehicles and light trucks sold in the United States. As of March 31, 2006, our lead referral dealer relationships, excluding dealer enterprise relationships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 6,320, encompassing approximately 5,560 retail dealer relationships (including approximately 160 suspended dealers) and relationships with major dealer groups representing approximately 760 enterprise dealer relationships. Additionally, our lead referral dealer relationships include 9 direct relationships encompassing 19 brands with automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives representing up to approximately 20,460 enterprise dealer relationships. As of March 31, 2006, approximately 690 retail dealers had more than one retail lead referral dealer relationship with us.

A majority of our revenue from lead referral dealer relationships is derived from retail dealer relationships and enterprise dealer relationships with major dealer groups. In addition, as of March 31, 2006, our finance lead referral network included approximately 350 relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. Participants in the finance referral network receive requests to arrange for financing the purchase of an automobile. As of March 31, 2006, the CRM customer relationships consisted of approximately 3,020 Web Control ®, our lead management product (“Web Control”), and approximately 870 RPM®, our customer loyalty and retention marketing program, relationships.

As an example of how we calculate these relationships, a dealer that subscribes to the Autobytel.com new car program and the Autoweb.com new car program accounts for two retail dealer relationships, and a dealer that subscribes to our Web Control product and RPM program accounts for two CRM customer relationships. As a further example, a dealer group that owns three different franchises and that subscribes to the Autoweb.com new car program for all such franchises accounts for three retail dealer relationships. Web Control customer relationships are accounted for based on the number of customers using Web Control, rather than the number of franchises owned by a given customer. We no longer include iManager® (our legacy lead management tool) product relationships within CRM customer relationships, as we are offering dealers who use iManager the opportunity to migrate to our Web Control product.

Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests or performance of services has been suspended. The suspension may be initiated by us or the dealers for various reasons, including, but not limited to nonpayment by dealers or dealers temporarily not having an Internet manager. The number of dealer relationships and customer relationships as of March 31, 2006 referred to above was determined in conformity with the methodology described above.

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

Generally, our dealer contracts are terminable on 30 days’ notice by either party. As of March 31, 2006, a major manufacturer in our program accounted for up to approximately 8,010 enterprise dealer relationships. This program with such major manufacturer automatically extends in one-month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us.

Revenues from lead fees were $18.0 million and $21.6 million, or 62% and 65% of total revenues in the first quarter of 2006 and 2005, respectively.

We expect to derive a majority of our revenues in the foreseeable future from retail dealers, enterprise dealers and automotive manufacturers that participate in our online car buying referral networks and dealers, finance request intermediaries, and automotive finance companies that participate in our finance referral network.

To enhance the quality of purchase requests, each purchase request is passed through our Quality Verification SystemSM which uses filters and validation processes to identify consumers with valid purchase intent before delivering the purchase request to our retail and enterprise dealers. We believe the implementation of these quality enhancing processes allows us to deliver high quality purchase requests to our retail and enterprise dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer.

We delivered approximately 0.9 million and 1.0 million purchase requests through our online systems to retail and enterprise dealers in the first quarter of 2006 and 2005, respectively. Of these, approximately 0.5 million and 0.6 million were delivered to retail dealers in the first quarter of 2006 and 2005, respectively, and approximately 0.4 million were delivered to enterprise dealers in both the first quarters of 2006 and 2005. The number of purchase requests we delivered to our retail and enterprise dealers in the first quarter of 2006 reflects a decline from the same period in 2005. We are taking actions to reverse this trend. However, we cannot assure that this trend will not continue for the remainder of 2006.

Additionally, we delivered approximately 0.2 million finance requests in both the first quarters of 2006 and 2005 to retail dealers, finance request intermediaries, and automotive finance companies.

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

Revenues from advertising were $3.8 million and $4.8 million, or 13% and 14% of total revenues in the first quarter of 2006 and 2005, respectively.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of Web Control, our customer lead management product, RPM, and Automotive Download Services (“ADS”), our data extraction service. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $6.3 million and $5.8 million, or 22% and 17% of total revenues in the first quarter of 2006 and 2005, respectively.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. Revenues from data, applications and other were $1.0 million and $1.2 million, or 3% and 4% of total revenues in the first quarter of 2006 and 2005, respectively. We develop data for use on our Web sites, and also make it available to third parties, such as automotive manufacturers and internet portals. We continue to focus our efforts on offering marketing services to dealers and automotive manufacturers.

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

From time to time as we sign major dealer groups to receive purchase requests, dealers that are part of such groups and previously represented retail dealer relationships are counted as enterprise dealer relationships. In the first quarter of 2006, we experienced a net reduction in our number of retail dealer relationships. We cannot assure that we will be able to reduce the net decline in our number of retail dealer relationships. We believe our inability or failure to reduce such decline could have a material adverse effect on our business, results of operations and financial condition.

Because our primary revenue source is from lead fees, our business model is different from many other Internet commerce sites. The automobiles requested through our Web sites are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no procurement, carrying or shipping costs and no inventory risk.

Critical Accounting Policies

Stock Based Compensation Expense. Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS No. 123(R) adoption, we accounted for share-based payments under APB Opinion No. 25 and, accordingly, generally recognized no compensation expense related to share-based awards as awards were generally granted at fair value at the date of grant and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior, using a lattice expected term model. We estimate the volatility of our common stock at the date of grant based on historical volatility of our common stock for a period equal to the expected term of the awards. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 4 — “Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

Revenue Recognition. We recognize revenues when earned as defined by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements

with Multiple Deliverables.” SAB No. 104 considers revenue realized after all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which revenue stream is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue. Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended March 31,
	2006	2005
Revenues	100%	100%

Costs and expenses:
Cost of revenues	51	40
Sales and marketing	26	24
Product and technology development	19	18
General and administrative	33	25
Amortization of acquired intangible assets	1	2

Total costs and expenses	130	109

Loss from operations	(30)	(9)
Other income	1	1

Loss before income taxes and minority interest	(29)	(8)
Provision for income taxes	—	—
Minority interest	—	—

Net loss	(29%)	(8%)

Revenues by groups of similar services are as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Lead fees	$17,989	$21,625
Advertising	3,779	4,761
CRM services	6,339	5,758
Data, applications and other	965	1,184

Total revenues	$29,072	$33,328

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenues. Our revenues decreased by $4.3 million, or 13%, to $29.1 million in the first quarter of 2006 compared to $33.3 million in the first quarter of 2005.

Lead Fees. Lead fees decreased by $3.6 million, or 17%, to $18.0 million in the first quarter of 2006 compared to $21.6 million in the first quarter of 2005. The decrease was due (i) to a decline in purchase requests delivered to our retail dealers of 0.1 million, primarily due to a lower average monthly delivery of purchase requests per dealer coupled with a decline in our retail dealer relationships and (ii) a decline in the average sales price per retail lead.

Advertising. Advertising revenue decreased by $1.0 million, or 21%, to $3.8 million in the first quarter of 2006 compared to $4.8 million in the first quarter of 2005. The decrease in advertising revenue was primarily due to lower spending by automotive manufacturers with our properties.

CRM Services. CRM services increased by $0.6 million, or 10%, to $6.3 million in the first quarter of 2006 compared to $5.8 million in the first quarter of 2005. The increase was due to a $0.2 million increase in RPM revenues and a $0.4 million increase in fees from Web Control products. The increase in RPM revenue was due to an increase in the number of customers from approximately 750 at March 31, 2005 to approximately 870 at March 31, 2006, partially offset by a lower average monthly fee per dealer. The increase in Web Control products was due to an increase in the number of customers from approximately 2,870 at March 31, 2005 to approximately 3,020 at March 31, 2006.

Data, Applications and Other. Revenues from data, applications and other decreased by $0.2 million or 18%, to $1.0 million in the first quarter of 2006 compared to $1.2 million in the first quarter of 2005. The decrease was primarily due to a $0.1 million decrease in fees from classified advertising that was discontinued in the second quarter of 2005 and a $0.1 million decrease in international licensing fees as a result of the substantially complete liquidation of Autobytel.Europe in the fourth quarter of 2005.

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

Cost of revenues increased by $1.4 million or 10% to $14.8 million in the first quarter of 2006 compared to $13.4 million in the first quarter of 2005. This represents 51% and 40% of total revenues for the first quarter of 2006 and 2005, respectively. The increase was due to a $1.0 million increase in TAC and a $0.6 million increase in printing, production and postage costs. The increase was offset by a $0.1 million decrease in amortization of capitalized internal use software and a $0.1 million decrease in other costs. The increase in TAC was primarily due to our increased spending with third parties who direct search queries to our Web sites. The increase in printing, production and postage costs was primarily due to the increase in customer loyalty and retention program volume in our RPM business. The decrease in amortization of capitalized internal use software was due to certain costs that were fully amortized in 2005.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. Sales and marketing expense decreased by $0.5 million, or 7%, to $7.5 million in the first quarter of 2006 compared to $8.1 million in the first quarter of 2005. This represents 26% and 24% of total revenues for the first quarter of 2006 and 2005, respectively. The decrease was due to a $0.8 million decline in advertising spending, offset by a $0.3 million increase in stock compensation expense as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Product and technology development expense decreased by $0.4 million, or 7%, to $5.6 million in the first quarter of 2006 compared to $6.1 million in the first quarter of 2005. This represents 19% and 18% of total revenues for the first quarter of 2006 and 2005, respectively. The decrease was due to lower personnel and related costs of

$0.6 million associated with the decrease in headcount, offset by a $0.2 million increase in stock compensation expense as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $1.4 million, or 17%, to $9.7 million in the first quarter of 2006 compared to $8.3 million in the first quarter of 2005. This represents 33% and 25% of total revenues for the first quarter of 2006 and 2005, respectively. The increase was primarily due to:

•	increase in legal fees of $1.1 million, of which $0.7 million was associated with enforcing our intellectual property rights, $0.1 million was associated with defending purported class action and derivative lawsuits filed against us and $0.3 million was related to other legal matters,

•	increase in stock compensation expense of $0.7 million as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006,

•	increase in compensation costs of $0.6 million, which includes $0.2 million associated with the separation of two employees from us, and

•	increase in temporary personnel costs of $0.7 million.

These increases were offset by a $1.7 million decrease in costs associated with the audits of our consolidated financial statements, which were primarily due to professional fees incurred in the first quarter of 2005 associated with the internal review and restatements of our consolidated financial statements.

Interest Income. In the first quarter of 2006, interest income increased by $0.1 million, to $0.5 million compared to $0.3 million in the first quarter of 2005. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes. We recorded zero for the provision for state income taxes for the first quarter of 2006 compared to $0.1 million for the first quarter of 2005.

Stock Options Granted in 2006

In the first quarter of 2006, we granted (i) stock options to purchase 126,500 shares of common stock under our 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, and 2004 Restricted Stock and Option Plan and (ii) an inducement stock option to purchase 1,000,000 shares of common stock to Mr. Riesenbach. The stock options were granted at our common stock closing price on the date of grant. Of the 1,000,000 inducement stock options granted, 400,000 performance-based options were granted with the performance criteria to be defined at a later date. These 400,000 options are not reflected in outstanding stock options at March 31, 2006. As of March 31, 2006, excluding these 400,000 options, we had 8,936,388 outstanding stock options.

Employees

As of April 30, 2006, we had a total of 434 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our working capital decreased by $3.4 million, to $45.0 million at March 31, 2006 compared to $48.4 million at December 31, 2005. The decrease was primarily related to cash used by operations and purchases of property and equipment, offset in part by cash proceeds received from the maturity of long-term investments and the issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan.

Our domestic cash, cash equivalents and short-term investments totaled $43.8 million as of March 31, 2006 compared to domestic cash, cash equivalents, short-term and long-term investments of $48.4 million as of December 31, 2005. As of March 31, 2006, we had $31.8 million in domestic cash and cash equivalents and $12.0 million in short-term investments.

Net Cash Used In Operating Activities

Net cash used in operating activities was $4.3 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. Net cash used in operating activities for the three months ended March 31, 2006 resulted primarily from the net loss of $8.5 million for the period, which were partially offset by a $0.7 million decrease in prepaid expenses and other current assets, a $0.7 million increase in accounts payable and accrued expenses, a $0.5 million increase in deferred revenues, and non-cash charges. The decrease in prepaid expenses and other current assets was primarily due to the amortization of insurance premiums. The increase in accounts payable and accrued expenses was primarily due to professional fees incurred related to the filing of our consolidated financial statements and enforcing our intellectual property rights, offset in part by payments of compensation costs in the first quarter of 2006. The increase in deferred revenues was primarily due to the deferral of revenue related to the two multiple-element arrangements mentioned above.

The net cash used in operating activities resulted from a net loss of $2.8 million for the three months ended March 31, 2005 and a $1.8 million increase in accounts receivable which were partially offset by non-cash charges, and a $2.4 million increase in accounts payable and accrued expenses. The $1.8 million increase in accounts receivable was primarily due to the increase in days sales outstanding from 51 days during the three months ended December 31, 2004 to 54 days for the three months ended March 31, 2005. The $2.4 million increase in accounts payable and accrued expenses was primarily due to professional fees incurred related to the restatements of our consolidated financial statements, internal review, and defending purported class action and derivative lawsuits filed against us and certain current and former directors and officers.

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $2.2 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively. Cash provided by investing activities for the three months ended March 31, 2006 was related to the maturity of an investment in government sponsored agency bond, offset by purchases of property and equipment. Cash provided by investing activities for the three months ended March 31, 2005 was related to the sale and maturities of short-term investments in government sponsored agency bonds and auction rate securities, offset by purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities and purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2006. Cash provided by financing activities for the three months ended March 31, 2006 was due to proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options. There were no cash flows from financing activities for the three months ended March 31, 2005.

Prospective Capital Needs

A decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services could have a material impact on our business, results of operations or financial condition.

We do not have debt. Although we forecast and budget cash requirements, assumptions underlying the estimates may change and could have a material impact on our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006 and its adoption did not have a material effect on our consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in the market values of our investments.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. For the three months ended March 31, 2006 and 2005, net unrealized losses on these investments were not material.

Item 4.	Controls and Procedures

As described more fully in our Management’s Report On Internal Control Over Financial Reporting set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, and this assessment identified internal control deficiencies that individually or collectively constitute material weaknesses in our internal control over financial reporting. Management currently is implementing certain remedial measures identified in Part II “Item 9A Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2005, and intends to implement the remaining remedial measures during the course of 2006. While this implementation is underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals to assist us with meeting the objectives otherwise fulfilled by an effective control environment. While we are implementing changes to our control environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective to address the internal control deficiencies identified in Management’s Report On Internal Control Over Financial Reporting. Please see Part II “Item 1A. “Risk Factors—Our internal controls and procedures need to be improved.”

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Because of the internal control deficiencies included in Management’s Report On Internal Control Over Financial Reporting, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Notwithstanding the material weaknesses, our management concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. The complaints against the Company have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Company case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

The Company has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims as of March 31, 2006.

On September 24, 2004, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, the Company asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. The Company contended that Dealix Corporation is infringing Autobytel’s patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests, and sought damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. The Company filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, was held in October 2005. An order construing certain terms of the asserted claims was issued in January 2006. The parties are conducting fact discovery with a trial date set for August 2006. Dealix Corporation also seeks attorney’s fees and costs. The Company expects to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against Autobytel and certain of its current directors and current and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions are virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs allege that the Company misrepresented and omitted material facts with respect to its financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing off calendar without prejudice to re-noticing the hearing in the future. Additional lawsuits asserting the same or similar claims may be filed as well. The Company intends to defend the claims vigorously. However, the Company cannot currently predict the impact or outcome of the litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of March 31, 2006.

In addition, the Company’s directors and a former officer are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to the Company, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to the Company, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning the Company’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. Defendants filed and served a motion to stay and a demurrer in October 2005. The Company intends to defend this suit vigorously. However, the Company cannot currently predict the impact or outcome of the litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of March 31, 2006.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names Autobytel as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical, and stem from the acquisition of Stoneage by Autobytel on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. If the arbitration stay is lifted or a new complaint is filed, the Company will defend these claims vigorously. The Company cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows. The Company has not recorded a liability against this claim as of March 31, 2006.

From time to time, the Company is involved in other litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

Item 1A.	Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Part I “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

We have only been profitable from the fourth quarter of 2002 through the fourth quarter of 2004 and otherwise have a history of net losses. We incurred a loss in 2005 and the first quarter of 2006 and cannot assure that we will be profitable in the future. If we are unable to achieve profitability in the future and we continue to lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives have long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002 and have achieved profitability from the fourth quarter of 2002 through the fourth quarter of 2004. We incurred a loss in 2005 and the first quarter of 2006. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $163.1 and $154.6 million as of March 31, 2006 and December 31, 2005, respectively.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in emerging and rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve and sustain profitability, we must, among other things:

•	generate increased vehicle buyer traffic to our Web sites,

•	successfully introduce new products and services,

•	continue to send new and used vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees,

•	expand the number of dealers in our networks and enhance the quality of dealers,

•	sustain and expand our relationships with automotive manufacturers,

•	identify and successfully consummate and integrate acquisitions,

•	respond to competitive developments,

•	maintain a high degree of customer satisfaction,

•	provide secure and easy to use Web sites for customers,

•	increase visibility of our brand names,

•	defend and enforce our intellectual property rights,

•	design and implement effective internal control systems,

•	continue to attract, retain and motivate qualified personnel, and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will be profitable in the future.

Our internal controls and procedures need to be improved.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2005. The material weaknesses relate to not having a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements, which contributed to material weaknesses in recording (a) revenue and deferred revenue and (b) accrued liabilities and the related expense accounts. Further, these material weaknesses resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

If we are unable to substantially improve the effectiveness of our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected. If our financial statements are not fairly presented, investors may not have a complete understanding of our operating results and financial conditions. If our financial statements are not timely filed with the SEC, we could be delisted from NASDAQ. If either or both of these events occur, it could have a material adverse affect on our ability to operate our business. Please see Part II “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2005 for more information regarding the measures we have commenced to implement, and which we intend to implement during the course of 2006, which are designed to remediate the material weaknesses in our internal controls described in our Management’s Report On Internal Control Over Financial Reporting set forth on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2005. The costs of remediating such deficiencies in our internal controls may adversely affect our financial condition and results of operations. In addition, even after the remedial measures discussed in Part II “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2005 are fully implemented, our internal controls may not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

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

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing of calendar without prejudice to re-noticing the hearing in the future. Additional lawsuits asserting the same or similar claims may be filed as well. We intend to defend the claims vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the initiation, continuation and outcome of these lawsuits may have a material impact on our results of operations and financial condition.

In addition, certain of our present directors and a former director and certain former officers are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. Defendants filed and served a motion to stay and a demurrer in October 2005. We intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations and financial condition.

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

As a result of the restatement of our consolidated financial statements described above, we could become subject to additional purported class action, derivative, or other securities litigation. In addition, regulatory agencies, such as the SEC, could commence an investigation relating to the restatement of our consolidated financial statements. As of the date hereof, we are not aware of any additional litigation or investigation having been commenced against us related to these matters, but we cannot predict whether any such litigation or regulatory investigation will be commenced or, if it is, the outcome of any such litigation or investigation. If any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed. The initiation of any additional securities litigation, together with the lawsuits described above, may also harm our business and financial condition.

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

Our business and operations are substantially dependent on the performance of our executive officers and key employees. The loss of the services of one or more of our executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. We have and expect to continue to replace certain of our executive officers during 2006. If we are unable to recruit and integrate new executive officers to fill these positions our business, results of operations and financial condition may be materially adversely affected.

We may incur substantial expenses relating to remediation of material weaknesses in our internal controls identified by our management, which could materially and adversely affect our financial condition, results of operations, and cash flows.

We may incur substantial expenses relating to the remediation of material weaknesses in our internal controls identified by our management. These expenses could materially and adversely affect our financial condition, results of operations, and cash flows.

Our failure to comply with certain conditions required for our common stock to be listed on The NASDAQ National Market could result in the delisting of our common stock from The NASDAQ National Market.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, and certain required restatements of our financial statements for prior periods, from November 2004 to May 2005 we were not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934, as amended. We are required to comply with NASDAQ Marketplace Rule 4310(c) (14) as a condition for our common stock to continue to be listed on The NASDAQ National Market.

We are currently in compliance with NASDAQ Marketplace Rule 4310(c) (14) and all other conditions to continued listing on The NASDAQ National Market. However, as a result of our prior failure to comply, our continued listing is conditioned on us timely filing all periodic reports with the SEC and The NASDAQ Stock Market for all reporting periods ending on or before December 31, 2006. The filing of a Form 12b-25 extension request will not result in an automatic extension of these filing deadlines.

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

The majority of our revenues is derived from fees paid by our networks of participating retail and enterprise dealers. A few agreements account for substantially all of our enterprise dealer relationships. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. If dealer attrition increases or the number of purchase requests accepted from us decreases and we are unable to add new dealers to mitigate the attrition or decrease in number of accepted requests, our revenues will decrease. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests at prices acceptable to dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. If the number of dealers in our networks declines or dealers reduce the services they receive from us, our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected. In addition, if automotive manufacturers or major dealer groups force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

•	our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

•	the announcement or introduction of new or enhanced sites, services and products by us or our competitors,

•	general economic conditions and economic conditions specific to the Internet, online commerce or the automotive industry,

•	a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us,

•	our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner,

•	the level of traffic on our Web sites and other sites that refer traffic to our Web sites,

•	technical difficulties, system downtime, Internet brownouts or electricity blackouts,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, and our participation in an annual trade show,

•	costs relating to remediation of material weaknesses in internal controls,

•	costs of ongoing litigation and any adverse judgments resulting from such litigation,

•	costs of defending and enforcing our intellectual property rights,

•	governmental regulation, and

•	unforeseen events affecting the industry.

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

We also believe that our dealer marketing service generally does not qualify as an automobile brokerage activity and, therefore, state motor vehicle dealer or broker licensing requirements generally do not apply to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to make our program open to all dealers who wish to apply. In addition, we modified the program to include a pricing model under which all participating dealers, regardless of brand, in a given zip code in Texas are charged uniform fees. If other states’ regulatory requirements relating to motor vehicle dealers or brokers are deemed applicable to us, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs in such states in a manner that undermines the attractiveness of the program to consumers or dealers. If we determine that the licensing or other requirements, in a given state are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

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

We may evaluate potential acquisitions which we believe will complement or enhance our existing business. If we acquire other companies in the future, it may dilute the value of existing stockholders’ ownership. The impact of dilution may restrict our ability or otherwise not allow us to consummate acquisitions. Issuance of equity securities may restrict utilization of net operating loss carry forwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and acquired intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.

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

We maintain business interruption insurance which pays up to $9.0 million for the actual loss of business income sustained due to the suspension of operations as a result of direct physical loss of or damage to property at our offices. However, in the event of a prolonged interruption, this business interruption insurance may not be sufficient to fully compensate us for the resulting losses.

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

We are a defendant in certain proceedings which are described in “Item 1. Legal Proceedings” herein.

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

Provisions of our amended and restated certificate of incorporation and bylaws relating to our corporate governance and provisions in our stockholder rights plan could make it difficult for a third party to acquire us, and could discourage a third party from attempting to acquire control of us. These provisions allow us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. These provisions provide that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the board of directors are up for election at each annual meeting. In addition, these provisions impose various procedural and other requirements which could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change of control of us. Under the stockholder rights plan, if a person or group acquires 15% or more of our common stock, all rights holders, except the acquiror, will be entitled to acquire at the then exercise price of a right that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the right. In addition, under certain circumstances, all right holders, other than the acquiror, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which, at the time, has a market value of two times the exercise price of the right. The initial exercise price of a right is $65. Such charter and rights provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

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

Item 6.	Exhibits

10.1	Employment Agreement dated March 1, 2006 between Autobytel Inc. and James E. Riesenbach is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006.

10.2	First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Post is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006.

10.3	First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006.

10.4	Extension Letter dated February 27, 2006 from Autobytel Inc. to Richard A. Post is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2006.

10.5	Letter agreement, dated January 5, 2006, from Autobytel Inc. to Robert S. Grimes is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated May 10, 2006.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated May 10, 2006.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ MICHAEL F. SCHMIDT
Michael F. Schmidt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 10, 2006

By:	/s/ JILL C. RICHLING
Jill C. Richling
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Employment Agreement dated March 1, 2006 between Autobytel Inc. and James E. Riesenbach is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006.

10.2	First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Post is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006.

10.3	First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006.

10.4	Extension Letter dated February 27, 2006 from Autobytel Inc. to Richard A. Post is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2006.

10.5	Letter agreement, dated January 5, 2006, from Autobytel Inc. to Robert S. Grimes is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated May 10, 2006.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated May 10, 2006.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 10, 2006.