Form 10-Q
period 2006-06-30
AUTOBYTEL  INC
filed 2006-08-09
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 1, 2006, there were 42,449,764 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AUTOBYTEL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Domestic cash and cash equivalents	$29,177	$33,353
Restricted international cash and cash equivalents	244	241
Short-term investments	8,959	12,000
Accounts receivable, net of allowances for bad debts and customer credits of $821 and $1,124, respectively	17,936	19,042
Prepaid expenses and other current assets	2,750	2,456

Total current assets	59,066	67,092
Long-term investments	—	3,000
Property and equipment, net	4,254	4,226
Goodwill	70,697	70,697
Acquired intangible assets, net	1,409	2,189
Other assets	86	124

Total assets	$135,512	$147,328

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,572	$5,709
Accrued expenses	6,499	7,417
Deferred revenues	4,187	3,874
Other current liabilities	1,746	1,666

Total current liabilities	20,004	18,666
Deferred rent—non-current	169	131
Deferred revenues—non-current	—	21

Total liabilities	20,173	18,818
Minority interest	158	163
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 42,354,204 and 42,133,410 shares issued and outstanding, respectively	42	42
Additional paid-in capital	286,089	282,924
Accumulated deficit	(170,950)	(154,619)

Total stockholders’ equity	115,181	128,347

Total liabilities, minority interest and stockholders’ equity	$135,512	$147,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$29,372	$31,385	$58,444	$64,713
Costs and expenses:
Cost of revenues	14,423	12,682	29,212	26,069
Sales and marketing	7,307	7,008	14,840	15,090
Product and technology development	6,183	6,279	11,807	12,350
General and administrative	9,456	8,539	19,159	16,867
Amortization of acquired intangible assets	353	354	710	814

Total costs and expenses	37,722	34,862	75,728	71,190

Loss from operations	(8,350)	(3,477)	(17,284)	(6,477)
Interest income	472	389	943	738
Foreign currency exchange gain	2	8	5	10

Loss before income taxes and minority interest	(7,876)	(3,080)	(16,336)	(5,729)
Provision for income taxes	—	(127)	—	(271)
Minority interest	8	(76)	5	(93)

Net loss	$(7,868)	$(3,283)	$(16,331)	$(6,093)

Net loss per share — basic and diluted	$(0.19)	$(0.08)	$(0.39)	$(0.15)

Shares used in computing net loss per share — basic and diluted	42,337,302	41,906,851	42,265,226	41,906,352

Comprehensive loss:
Net loss	$(7,868)	$(3,283)	$(16,331)	$(6,093)
Foreign currency translation adjustment	—	(249)	—	(314)

Comprehensive loss	$(7,868)	$(3,532)	$(16,331)	$(6,407)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(16,331)	$(6,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges:
Depreciation and amortization	1,065	1,048
Amortization of acquired intangible assets	780	976
Provision for bad debt	63	342
Provision for customer credits	974	1,482
Write-off of capitalized internal use software	264	—
Loss on disposal of property and equipment	3	2
Stock-based compensation	2,484	—
Minority interest	(5)	93
Foreign currency exchange gain	(3)	—
Changes in assets and liabilities:
Accounts receivable	69	(3,142)
Prepaid expenses and other current assets	(294)	(728)
Other assets	38	5
Accounts payable	1,863	1,032
Accrued expenses	(918)	(1,492)
Deferred revenues	292	150
Accrued domestic restructuring	—	(74)
Other liabilities	118	(31)

Net cash used in operating activities	(9,538)	(6,430)

Cash flows from investing activities:
Maturities of short-term and long-term investments	9,000	18,600
Purchases of short-term and long-term investments	(2,959)	(8,100)
Change in restricted international cash and cash equivalents	—	(168)
Purchases of property and equipment	(1,373)	(1,126)
Proceeds from sale of property and equipment	13	6

Net cash provided by investing activities	4,681	9,212

Cash flows from financing activities:
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	681	16

Net cash provided by financing activities	681	16

Net (decrease) increase in cash and cash equivalents	(4,176)	2,798
Cash and cash equivalents, beginning of period	33,353	24,287

Cash and cash equivalents, end of period	$29,177	$27,085

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$316	$534

The accompanying notes are an integral part of these consolidated financial statements

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Operations of Autobytel

Autobytel Inc. (the “Company” or “Autobytel”) is an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. The Company owns and operates automotive Web sites, including Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com and CarTV.com. The Company is among the largest syndicated car buying content networks and reaches millions of Internet visitors as they make their vehicle buying decisions. The Company is also a leading provider of customer relationship management (“CRM”) products and programs consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology.

The Company is a Delaware corporation incorporated on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on the NASDAQ Global Market under the symbol ABTL.

2. Summary of Significant Accounting Polices

Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006. The Company prepared the unaudited interim condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other period(s).

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

Stock Based Compensation Expense

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” issued in 1995, using the modified prospective method and therefore has not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation net of an estimated forfeiture rate and therefore only recognizes compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS No. 123(R) adoption, the Company accounted for share-based payments under APB Opinion No. 25 and, accordingly, generally recognized no compensation expense related to share-based awards as awards were generally granted at fair value at the date of grant and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The Company estimates the expected life of options granted based on historical exercise patterns, which it believes are representative of future behavior, using a lattice expected term model. The Company estimates the volatility of its common stock at the date of grant based on historical volatility of its common stock for a period equal to the expected term of the awards. The assumptions used in calculating the fair value of stock-based awards represent its best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If its actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what it has recorded in the current period. See Note 4 — “Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

Revenue Recognition

The Company classifies revenues as lead fees, advertising, CRM services, and data, applications and other. Revenues by groups of services are as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Lead fees	$17,759	$19,699	$35,748	$41,324
Advertising	4,311	4,497	8,090	9,258
CRM services	6,342	6,040	12,681	11,798
Data, applications and other	960	1,149	1,925	2,333

Total revenues	$29,372	$31,385	$58,444	$64,713

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

As of June 30, 2006, the Company deferred revenue in accordance with EITF Issue 00-21 under two multiple-element arrangements. At June 30, 2006 and December 31, 2005 deferred revenue related to these arrangements totaled $657,000 and $300,000, respectively. Revenue recognized under these arrangements totaled $509,000 and $762,000 for the three and six months ended June 30, 2006.

Risk Due to Concentration of Significant Customers and Export Sales

The Company had no balances owed from any single automotive manufacturer that accounted for more than 10% of total accounts receivable as of June 30, 2006. The Company had balances owed from two automotive manufactures that each accounted for more than 10% of total accounts receivable as of December 31, 2005.

Business Segment

The Company conducts its business within one business segment which is defined as providing automotive marketing services.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006, and its adoption did not have a material effect on the Company’s condensed consolidated financial position or results of operations.

In July 2006, FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. It also provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

3. Computation of Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Numerator:
Net loss	$(7,868)	$(3,283)	$(16,331)	$(6,093)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation	42,337,302	41,906,851	42,265,226	41,906,352
Net loss per share—basic and diluted	$(0.19)	$(0.08)	$(0.39)	$(0.15)

For the three and six months ended June 30, 2006, 7,251,914 and 7,264,833 antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted net loss per share, as the Company incurred a net loss for the period. For the three and six months ended June 30, 2005, 7,944,035 and 7,866,917 antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted net loss per share, as the Company incurred a net loss for the period.

4. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized for the three months and six months ended June 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of December 31, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results from prior periods have not been restated.

The Company has several stock-based compensation plans, which are more fully described in Note 9 of the Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2005.

In June 2006, the Autobytel Inc. 2006 Inducement Stock Option Plan (the “2006 Plan”) was approved by the Board of Directors. The 2006 Plan provides that an aggregate of 2,000,000 shares of Autobytel’s common stock are available to be awarded to Autobytel’s newly hired employees or appointed directors, solely in connection with the hiring of the employee or appointing of the director, in the form of nonqualified stock options. The per share exercise price of the stock options shall not be less than 100% of the fair market value of a share on the date of grant. No option shall be exercisable after the expiration of

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

ten years from its grant date. An optionee who is not an officer or a director must have the right to exercise at least 20% of the options granted per year over five years from the date of grant. Unless the award agreement provides differently, the unvested portion of the awards will immediately become vested upon any merger (other than a merger in which the Company is the surviving entity and the terms remain unchanged as compared to the terms prior to the merger), consolidation, or sale or transfer of the Company’s assets, except if the options are assumed by the acquiring party. Unless the award agreement provides differently, upon any liquidation or dissolution of the Company, all the rights to any portion of unvested awards will end, and the awards will be canceled at the time of the liquidation or dissolution unless the relevant dissolution or liquidation plan provides otherwise.

At June 30, 2006, 3,619,415 shares underlying stock options were available for grant under the Company’s existing stock option plans. The Company grants incentive and non-qualified stock options at an exercise price equal to the market closing price at the date of grant and that vest according to vesting schedules determined by the Board of Directors or committee thereof. The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). Shares of common stock issued upon exercise of stock options or awards under the employee stock purchase plan are from previously unissued shares. For the three months and six months ended June 30, 2006, the Company recorded $1,194,000 and $2,484,000 of stock-based compensation expense, or $0.03 and $0.06 earning per share, respectively. Stock-based compensation expense is included in costs and expenses in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2006 as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in thousands)
Cost of revenues	$43	$83
Sales and marketing	257	582
Product and technology development	194	391
General and administrative	700	1,428

	$1,194	$2,484

Prior to adopting SFAS No. 123(R) on January 1, 2006, the Company accounted for share-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost was reflected in the net loss for the three months and six months ended June 30, 2005 related to stock options, as all options granted under share-based compensation plans have an exercise price equal to the market closing price of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share data)
Net loss:
As reported	$(3,283)	$(6,093)
Less: Employee stock-based compensation determined under the fair value based method	(1,286)	(2,879)

Pro forma	$(4,569)	$(8,972)

Net loss per share—basic and diluted:
As reported	$(0.08)	$(0.15)
Pro forma	$(0.11)	$(0.21)

Prior to the adoption of SFAS No. 123(R), the Company did not record any tax benefits resulting from the exercise of options due to uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future periods. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under APB No. 25. Had the Company recognized an excess tax benefit

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

from deductions resulting from the exercise of stock options, it would have classified the benefit as a financing cash inflow in the consolidated statement of cash flows.

The weighted-average fair market value per share of the options granted during the three months ended June 30, 2006 and 2005 was $2.12 and $2.58, respectively. The weighted-average fair market value per share of the options granted during the six months ended June 30, 2006 and 2005, was $2.76 and $2.58, respectively. The weighted-average fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Dividend yield	0.00%		0.00%		0.00%		0.00%
Volatility	79.18%		71.94%		80.32%		71.94%
Weighted-average risk-free interest rate	5.05%		3.65%		4.83%		3.65%
Expected life	4.99	years	3.50	years	4.99	years	3.50	years

The risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. The risk-free interest rate ranged from 4.90% to 5.07% and 4.35% to 5.07% for the three and six months ended June 30, 2006, respectively. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. Expected life is calculated using a lattice expected term model which utilizes historical data to calculate future behavior for the three months and six months ended June 30, 2006. Expected life for the three months and six months ended June 30, 2005 is based on historical exercise patterns. A dividend yield was not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The forfeiture rate used was based on historical experience. As required by SFAS No. 123(R), the Company adjusts the estimated forfeiture rate based on actual experience.

There were no awards issued under the employee stock purchase plan during the three months ended June 30, 2006. Awards issued under the employee stock purchase plan were estimated to have a weighted-average fair value per award of $0.87 for the three months ended June 30, 2005. Awards issued under the employee stock purchase plan during the six months ended June 30, 2006 and 2005 were estimated to have a weighted average fair value of $1.15 and $0.87, respectively. The fair value of the awards is based on the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005		2006		2005
Dividend yield	0.00%		0.00%		0.00%
Volatility	46.99%		53.42%		46.99%
Weighted-average risk-free interest rate	2.99%		4.60%		2.99%
Expected life	1.4	months	6	months	1.4	months

The weighted-average risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the award in effect at the time of grant. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. Expected life is based on the term of the offering period. A dividend yield was not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The forfeiture rate used was based on historical experience. As required by SFAS No. 123(R), the Company adjusts the estimated forfeiture rate based on actual experience.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

A summary of the Company’s outstanding stock options as of June 30, 2006, and changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	8,638,681	$6.04
Granted	1,190,500	4.11
Exercised	(167,091)	2.75
Forfeited	(580,904)	7.66

Outstanding at June 30, 2006	9,081,186	$5.74	7.10	$3,800

Vested and expected to vest at June 30, 2006	7,760,348	$5.76	6.94	$3,720

Exercisable at June 30, 2006	6,218,114	$5.87	6.29	$3,597

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005, was $21,000 and $9,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $279,000 and $9,000, respectively.

As of June 30, 2006, there was $5,319,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under share-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.02 years using the straight-line attribution method.

The Company also has awards outstanding under the 1996 Employee Stock Purchase Plan. At June 30, 2006, the awards outstanding under the 1996 Employee Stock Purchase Plan had an exercise price of $4.12 per share. Of the total outstanding awards, none were exercisable at June 30, 2006 or December 31, 2005.

A summary of the Company’s outstanding awards under the employee stock purchase plan as of June 30, 2006, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	68,012	$4.37
Granted	65,985	4.12
Exercised	(53,704)	4.12
Forfeited	(14,308)	4.37

Outstanding at June 30, 2006	65,985	$4.12	1 month	$—

Vested and expected to vest at June 30, 2006	62,772	$4.12	1 month	$—

As of June 30, 2006, there was $12,000 of total unrecognized compensation cost related to options granted under the employee stock purchase plan. The cost is expected to be recognized over 1 month using the straight-line attribution method.

On March 20, 2006, the Company entered into an agreement with James E. Riesenbach whereby the Company granted 1,000,000 options to him at an exercise price of $4.68. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R) as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria will be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined and were not included in outstanding options at June 30, 2006. The Company will begin recognizing stock-based compensation expense based on the fair value of the performance-based options on the date the performance criteria have been defined.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

5. Selected Balance Sheet Accounts

Short-Term and Long-Term Investments

At June 30, 2006 and December 31, 2005 the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
	(in thousands)
June 30, 2006:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$6,000	$5,944	$—	$56
Commercial paper	2,959	2,959	—	—

Total as of June 30, 2006	$8,959	$8,903	$—	$56

December 31, 2005:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$12,000	$11,901	$—	$99
Long-term investments, held-to-maturity:
Government sponsored agency bonds	3,000	2,964	—	36

Total as of December 31, 2005	$15,000	$14,865	$—	$135

The maturities of investments as of June 30, 2006 are due within one year.

The longer the term of the securities the more susceptible they are to changes in market rates of interest and yields on bonds. The Company reviews its investments in debt securities for potential impairment on a regular basis. As part of the evaluation process, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s intent and ability to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The Company will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. The Company did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt securities for the six months ended June 30, 2006 and 2005.

Capitalized Internal Use Software

The Company capitalizes costs to develop internal use software under the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Development or Obtained for Internal Use.” The Company periodically reviews and evaluates capitalized internal use software for indications that the software may no longer be expected to provide any service potential or placed in service for its intended use. During the three months ended June 30, 2006, the Company recorded a charge of $264,000 associated with the write-off of a capitalized internal use software project no longer being developed or expected to be placed in service for its intended use. This charge was included in products and technology expenses.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Acquired Intangible Assets

Acquired intangible assets at June 30, 2006 and December 31, 2005 are amortized over their estimated useful lives and consist of the following:

	As of June 30, 2006
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Developed technology	2 years	$820	$(780)	$40
Customer relationships	3 years	4,375	(3,397)	978
Domain name	5 years	700	(309)	391

Total		$5,895	$(4,486)	$1,409

	As of December 31, 2005

	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Developed technology	2 years	$820	$(710)	$110
Customer relationships	3 years	4,375	(2,757)	1,618
Domain name	5 years	700	(239)	461

Total		$5,895	$(3,706)	$2,189

Amortization expense for the three and six months ended June 30, 2006 was $385,000 and $780,000, respectively. Amortization expense for the three and six months ended June 30, 2005 was $477,000 and $976,000, respectively. Amortization expense related to technology is classified as cost of revenues. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
(in thousands)
Six months ending December 31, 2006	$733
2007	495
2008	140
2009	41

$1,409

Accrued Liability for Realignment

In June 2006, the Board of Directors of the Company, at the recommendation of management, approved a realignment of its workforce, which included a reduction of its workforce by approximately 10% or 46 employees. The realignment was effected in order to generate operational efficiencies across the Company’s product lines and to enable new investment in key growth areas. As a result, the Company recorded a $299,000 charge, consisting of severance costs, during the three months and six months ended June 30, 2006. This charge was included in sales and marketing expenses, product and technology expenses and general and administrative expenses of $102,000, $138,000 and $59,000 respectively. The Company paid $197,000 of the severance costs during the three months ended June 30, 2006. As of June 30, 2006, the remaining accrued liability related to this realignment was $102,000. The Company expects the remaining accrued liability to be paid in the third quarter of 2006.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

6. Autobytel.Europe LLC

In December 2005, the owners of Autobytel.Europe agreed to dissolve Autobytel.Europe. As of June 30, 2006 and December 31, 2005, the assets and liabilities of Autobytel.Europe were as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Restricted international cash and cash equivalents	$244	$241
Other current and non-current assets	120	138
Other current liabilities	(54)	(61)
Minority interest	(158)	(163)

	$152	$155

Autobytel.Europe did not generate any revenue for the three and six months ended June 30, 2006 as a result of the substantial liquidation in December 2005. Total revenue for the three and six months ended June 30, 2005 was $31,000 and $76,000, respectively.

7. Commitments and Contingencies

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. The complaints against the Company have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Company case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, the Company’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006, but it has not yet issued a ruling. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, the Company’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006, but it has not yet issued a ruling. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

The Company has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims as of June 30, 2006.

On September 24, 2004, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, the Company asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. The Company contended that Dealix Corporation is infringing the Company’s patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests, and sought damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. The Company filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, was held in October 2005. An order construing certain terms of the asserted claims was issued in January 2006. The parties are conducting fact discovery with a trial date set for November 2006. Dealix Corporation also seeks attorney’s fees and costs. The Company expects to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against Autobytel and certain of its current and former directors and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions were virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs alleged that the Company misrepresented and omitted material facts with respect to its financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing off calendar without prejudice to re-noticing the hearing in the future. On July 31, 2006, the parties entered into a Stipulation of Settlement which was subsequently filed with the court for approval. Among the terms of the proposed settlement, the Company and individual defendants, as well as other released persons, will be released from all claims related to this action, and a settlement fund will be established. The settlement fund is expected to be funded in full by the Company’s insurer. If the court does not approve the settlement or the settlement is not finalized for any other reason and the litigation continues, the Company intends to vigorously defend the claims. The Company cannot currently predict the impact or outcome of the litigation, which could have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of June 30, 2006.

In addition, certain current and former directors and certain former officers of the Company are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to the Company, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to the Company, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning the Company’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. On November 29, 2005, the court granted the motion to stay and set a status

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. The parties have stipulated to further continue the status conference. The Company intends to defend this suit vigorously. However, the Company cannot currently predict the impact or outcome of the litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of June 30, 2006.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names Autobytel as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by Autobytel on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. If the arbitration stay is lifted or a new complaint is filed, the Company will defend these claims vigorously. The Company cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows. The Company has not recorded a liability against this claim as of June 30, 2006.

From time to time, the Company is involved in other litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

Guarantees

The Company guarantees operating lease commitments related to facilities in Westerville, Ohio and Troy, Michigan for some of its wholly-owned subsidiaries. The maximum guarantee amount is approximately $1,080,000 which represents the remaining commitment on such operating lease arrangements as of June 30, 2006.

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

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate automotive Web sites, including Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com, and CarTV.com. We are also a leading provider of customer relationship management (CRM) products and programs, consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology services. In the second quarter of 2006 we began, and plan to continue, to implement certain strategic initiatives, including transitioning us toward a media-centric business model, focusing on providing best-of-class marketing and media services for our dealer and manufacturer customers, and capturing integration opportunities within our business.

On June 12, 2006, our Board of Directors, at the recommendation of management, approved a realignment of our workforce, which included a reduction of our workforce by approximately 10%. The realignment was effected in order to generate operational efficiencies across our product lines and to enable new investment in key growth areas. As a result, we recorded a $0.3 million charge in the second quarter of 2006, consisting of severance costs.

Effective August 9, 2006, PricewaterhouseCoopers LLP (“PwC”) will cease being our independent registered public accounting firm. We expect to select an independent registered public accounting firm to replace PwC in the third quarter of 2006.

We announced on May 1, 2006 that Michael Schmidt, our Chief Financial Officer, is expected to transition from his position upon the completion of our search for a new chief financial officer.

Richard Walker resigned as Executive Vice President and Chief Operating Officer and all other officer titles he holds with us or any of our subsidiaries effective May 31, 2006.

Our results of operations have been affected in the second quarter of 2006, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the automotive industry;

•	the effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	variations in spending by automotive manufacturers on our advertising services;

•	increase spending with third parties who direct search queries to our Web sites;

•	stock compensation expense as a result of adopting the provisions of SFAS No. 123(R);

•	costs associated with enforcing our intellectual property rights; and

•	costs associated with defending purported class action, derivative and other lawsuits filed against us and certain current and former directors and officers relating to the restatements of our consolidated financial statements.

Also, our results of operations may be affected in the future by the implementation of certain strategic initiatives, including those described above. We anticipate these strategic initiatives will require an investment of approximately $3 million to $4 million in operating expenses and approximately $3 million to $4 million in capital expenditures over the remainder of 2006. There will also be further investments over the course of 2007.

For the year ending December 31, 2006, we expect that revenue from leads and advertising will both decline when compared to the same period in 2005. CRM revenues are expected to increase in 2006 when compared to 2005. Cost of revenue is expected to increase as a percentage of total revenue for the year ending December 31, 2006 when compared to the same period in 2005. Operating expenses, excluding cost of revenue, are expected to increase in 2006 when compared to 2005. Operating expenses include the previously mentioned costs associated with the implementation of our strategic initiatives, stock-based compensation expense due to the implementation of FAS 123(R) and costs associated with enforcing our intellectual property rights.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” issued in 1995 using the modified prospective application method. Under this transition method, compensation cost of $1.2 million was recognized in the second quarter of 2006, which includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of December 31, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). See Note 4, Stock-Based Compensation, in the accompanying notes to the condensed consolidated financial statements.

As of June 30, 2006, we had $38.1 million in domestic cash, cash equivalents, and short-term investments.

Net cash used in operations was $5.2 million in the second quarter of 2006. For the remainder of 2006, we expect to continue to use cash in excess of cash generated from operations.

Our lead referral dealer relationships represent domestic and imported makes of vehicles and light trucks sold in the United States. As of June 30, 2006, our lead referral dealer relationships, excluding dealer enterprise relationships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 6,330, encompassing approximately 5,570 retail dealer relationships (including approximately 140 suspended dealers) and relationships with major dealer groups representing approximately 760 enterprise dealer relationships. Additionally, our lead referral dealer relationships include 10 direct relationships encompassing 20 brands with automotive manufacturers or their automotive buying service affiliates through our enterprise sales initiatives representing up to approximately 21,350 enterprise dealer relationships. As of June 30, 2006, approximately 660 retail dealers had more than one retail lead referral dealer relationship with us.

A majority of our revenue from lead referral dealer relationships is derived from retail dealer relationships and enterprise dealer relationships with major dealer groups. In addition, as of June 30, 2006, our finance lead referral network included approximately 370 relationships with retail dealers, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. Participants in the finance referral network receive requests to arrange for financing the purchase of an automobile. As of June 30, 2006, the CRM customer relationships consisted of approximately 2,940 Web Control ®, our lead management product (“Web Control”), and approximately 900 RPM®, our customer loyalty and retention marketing program, relationships.

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

Suspended dealer relationships are relationships with dealers to whom the delivery of purchase requests or performance of services has been suspended. The suspension may be initiated by us or the dealers for various reasons, including, but not limited to nonpayment by dealers or dealers temporarily not having an Internet manager. The number of dealer relationships and customer relationships as of June 30, 2006 referred to above was determined in conformity with the methodology described above.

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

Generally, our dealer contracts are terminable on 30 days’ notice by either party. As of June 30, 2006, a major manufacturer in our program accounted for up to approximately 8,000 enterprise dealer relationships. This program with such major manufacturer automatically extends in one-month increments until terminated by us or the manufacturer. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us.

Revenues from lead fees were $17.8 million and $19.7 million, or 60% and 63% of total revenues in the second quarter of 2006 and 2005, respectively.

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

We delivered approximately 0.8 million and 0.9 million purchase requests through our online systems to retail and enterprise dealers in the second quarter of 2006 and 2005, respectively. Of these, approximately 0.5 million and 0.6 million were delivered to retail dealers in the second quarter of 2006 and 2005, respectively, and approximately 0.3 million were delivered to enterprise dealers in both the second quarter of 2006 and 2005. The number of purchase requests we delivered to our retail dealers in the second quarter of 2006 reflects a decline from the same period in 2005. We are taking actions to reverse this trend. However, we cannot assure that this trend will not continue for the remainder of 2006.

Additionally, we delivered approximately 0.2 million finance requests in both the second quarter of 2006 and 2005 to retail dealers, finance request intermediaries, and automotive finance companies.

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

Revenues from advertising were $4.3 million and $4.5 million, or 15% and 14% of total revenues in the second quarter of 2006 and 2005, respectively.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of Web Control, our customer lead management product, RPM, and Automotive Download Services (“ADS”), our data extraction service. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $6.3 million and $6.0 million, or 22% and 19% of total revenues in the second quarter of 2006 and 2005, respectively.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. Revenues from data, applications and other were $1.0 million and $1.1 million, or 3% and 4% of total revenues in the second quarter of 2006 and 2005, respectively. We develop data for use on our Web sites, and also make it available to third parties, such as automotive manufacturers and internet portals.

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

From time to time as we sign major dealer groups to receive purchase requests, dealers that are part of such groups and previously represented retail dealer relationships are counted as enterprise dealer relationships. In the second quarter of 2006, we had a slight increase in our number of retail dealer relationships. We cannot assure that we will be able to continue to increase or maintain our number of retail dealer relationships. If we are unable to maintain our number of retail dealer relationships, our business, results of operations and financial condition could be materially and adversely affected.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%

Costs and expenses:
Cost of revenues	49	41	50	40
Sales and marketing	25	22	26	24
Product and technology development	21	20	20	19
General and administrative	32	27	33	26
Amortization of acquired intangible assets	1	1	1	1

Total costs and expenses	128	111	130	110

Loss from operations	(28)	(11)	(30)	(10)
Other income	1	1	2	1

Loss before income taxes and minority interest	(27)	(10)	(28)	(9)
Provision for income taxes	—	—	—	—
Minority interest	—	—	—	—

Net loss	(27%)	(10%)	(28%)	(9%)

Revenues by groups of similar services are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Lead fees	$17,759	$19,699	$35,748	$41,324
Advertising	4,311	4,497	8,090	9,258
CRM services	6,342	6,040	12,681	11,798
Data, applications and other	960	1,149	1,925	2,333

Total revenues	$29,372	$31,385	$58,444	$64,713

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenues. Our revenues decreased by $2.0 million, or 6%, to $29.4 million in the second quarter of 2006 compared to $31.4 million in the second quarter of 2005.

Lead Fees. Lead fees decreased by $1.9 million, or 10%, to $17.8 million in the second quarter of 2006 compared to $19.7 million in the second quarter of 2005. The decrease was primarily due to a decline in the (i) purchase requests delivered to our retail dealers of 0.1 million, primarily due to a lower average monthly delivery of purchase requests per dealer coupled with a decline in our retail dealer relationships and (ii) average sales price per retail lead.

Advertising. Advertising revenue decreased by $0.2 million, or 4%, to $4.3 million in the second quarter of 2006 compared to $4.5 million in the second quarter of 2005. The decrease in advertising revenue was primarily due to lower spending by automotive manufacturers with our properties.

CRM Services. CRM services increased by $0.3 million, or 5%, to $6.3 million in the second quarter of 2006 compared to $6.0 million in the second quarter of 2005. The increase was due to an increase in fees from Web Control products as a result of an increase in the average fee per customer coupled with an increase in the number of customers from approximately 2,900 at June 30, 2005 to approximately 2,940 at June 30, 2006.

Data, Applications and Other. Revenues from data, applications and other decreased by $0.2 million or 16%, to $1.0 million in the second quarter of 2006 compared to $1.1 million in the second quarter of 2005. The decrease was primarily due to a decrease in fees from classified advertising that was discontinued in the second quarter of 2005 and international license fees as a result of the substantially complete liquidation of Autobytel.Europe in the fourth quarter of 2005, coupled with a decline in fees from training.

Cost of Revenues. Cost of revenues consists of traffic acquisition costs (“TAC”) and other cost of revenues. TAC consists of payments made to our internet consumer request providers, including Internet portals and online automotive information providers. Other cost of revenues consists of printing, production, and postage for our customer loyalty and retention programs, fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

Cost of revenues increased by $1.7 million or 14% to $14.4 million in the second quarter of 2006 compared to $12.7 million in the second quarter of 2005. This represents 49% and 41% of total revenues for the second quarter of 2006 and 2005, respectively. The increase was primarily due to a $1.8 million increase in TAC as a result of our increased spending with third parties who direct search queries to our Web sites and an increase in the costs of finance requests acquired from third parties, partially offset by a decrease in the number of purchase requests acquired directly from third parties. This increase was offset by a $0.1 million decline in other costs.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. Sales and marketing expense increased by $0.3 million, or 4%, to $7.3 million in the second quarter of 2006 compared to $7.0 million in the second quarter of 2005. This represents 25% and 22% of total revenues for the second quarter of 2006 and 2005, respectively. The increase was primarily due to a $0.3 million increase in stock compensation expense as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Product and technology development expense decreased by $0.1 million, or 2%, to $6.2 million in the second quarter of 2006 compared to $6.3 million in the second quarter of 2005. This represents 21% and 20% of total revenues for the second quarter of 2006 and 2005, respectively. The decrease was primarily due to lower personnel and related costs of $0.6 million associated with the decrease in headcount, offset by a $0.3 million charge associated with the write-off of a capitalized internal use software no longer being developed or expected to be placed in service for its intended use, and a $0.2 million increase in stock compensation expense as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $0.9 million, or 11%, to $9.5 million in the second quarter of 2006 compared to $8.5 million in the second quarter of 2005. This represents 32% and 27% of total revenues for the second quarter of 2006 and 2005, respectively. The increase was primarily due to:

•	increase in legal fees of $2.6 million associated with enforcing our intellectual property rights,

•	increase in stock compensation expense of $0.7 million as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006,

•	increase in compensation costs of $0.6 million primarily associated with the separation of an officer from us and the realignment and reduction of our workforce.

These increases were offset by a:

•	decrease in costs associated with the preparation and audits of our consolidated financial statements of $2.1 million, which were primarily due to professional fees incurred in the second quarter of 2005 associated with the internal review and restatements of our consolidated financial statements,

•	reimbursement of $0.4 million by our insurance carrier for specific legal costs incurred associated with defending purported class and derivative action lawsuits, acquisition arbitrations litigation and securities litigation,

•	decrease in other legal costs of $0.2 million, and

•	decrease in other costs of $0.3 million, including recruiting and consulting fees.

Interest Income. In the second quarter of 2006, interest income increased by $0.1 million, to $0.5 million compared to $0.4 million in the second quarter of 2005. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes. We recorded zero for the provision for state income taxes for the second quarter of 2006 compared to $0.1 million for the second quarter of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues. Our revenues decreased by $6.3 million, or 10%, to $58.4 million for the six months ended June 30, 2006 compared to $64.7 million for the same period in 2005.

Lead Fees. Lead fees decreased by $5.6 million, or 13%, to $35.7 million for the six months ended June 30, 2006 compared to $41.3 million for the same period in 2005. The increase was primarily due to a decline in the (i) purchase requests delivered to our retail dealers of 0.2 million, primarily due to a lower average monthly delivery of purchase requests per dealer coupled with a decline in our retail dealer relationships and (ii) average sales price per retail lead.

Advertising. Advertising revenue decreased by $1.2 million, or 13%, to $8.1 million for the six months ended June 30, 2006 compared to $9.3 million for the same period in 2005. The decrease was primarily due to lower spending by automotive manufacturers with our properties.

CRM Services. CRM services increased by $0.9 million, or 7%, to $12.7 million for the six months ended June 30, 2006 compared to $11.8 million for the same period in 2005. The increase was due to a $0.8 million increase in fees from Web Control products as a result of an increase in the average fee per customer coupled with an increase in the number of customers from approximately 2,900 at June 30, 2005 to approximately 2,940 at June 30, 2006 and a $0.1 million increase in RPM revenue.

Data, Applications and Other. Revenues from data, applications and other decreased by $0.4 million, or 17%, to $1.9 million for the six months ended June 30, 2006 compared to $2.3 million for the same period in 2005. The decrease was primarily due to a $0.2 million decrease in fees from classified advertising that was discontinued in the second quarter of 2005, a $0.1 million decrease in international licensing fees as a result of the substantially complete liquidation of Autobytel.Europe in the fourth quarter of 2005 and a $0.1 million decline in fees from training.

Cost of Revenues. Cost of revenues increased by $3.1 million or 12% to $29.2 million for the six months ended June 30, 2006 compared to $26.1 million for the same period in 2005. This represents 50% and 40% of total revenues for the six months ended June 30, 2006 and 2005, respectively. The increase was primarily due to a $2.7 million increase in TAC and a $0.7 million increase in printing, production and postage costs. The increase was offset by a $0.3 million decrease in amortization of capitalized internal use software and acquired intangible assets. The increase in TAC was primarily due to our increased spending with third parties who direct search queries to our Web sites and an increase in the costs of finance requests acquired from third parties, partially offset by a decrease in the number of purchase requests acquired directly from third parties. The increase in printing, production and postage costs was primarily due to the increase in customer loyalty and retention program volume in our RPM business. The decrease in amortization of capitalized internal use software and acquired intangible assets was due to certain costs that were fully amortized in 2005.

Sales and Marketing. Sales and marketing expense decreased by $0.3 million, or 2%, to $14.8 million for the six months ended June 30, 2006 compared to $15.1 million for the same period in 2005. This represents 26% and 24% of total revenues for the six months ended June 30, 2006 and 2005, respectively. The decrease was primarily due to a $0.8 million decline in advertising spending and a $0.1 million decrease in other costs, offset by $0.6 million increase in stock compensation expense as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006.

Product and Technology Development. Product and technology development expense decreased by $0.5 million, or 4%, to $11.8 million for the six months ended June 30, 2006 compared to $12.4 million for the same period in 2005. This represents 20% and 19% of total revenues for the six months ended June 30, 2006 and 2005, respectively. The decrease was primarily due to lower personnel and related costs of $1.1 million associated with the decrease in headcount and a $0.1 million decrease in telephone costs related to our voice communications, offset by a $0.4 million increase in stock compensation expense as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006 and a $0.3 million charge associated with the write-off of a capitalized internal use software no longer being developed or expected to be placed in service for its intended use.

General and Administrative. General and administrative expense increased by $2.3 million, or 14%, to $19.2 million for the six months ended June 30, 2006 compared to $16.9 million for the same period in 2005. This represents 33% and 26% of total revenues for the six months ended June 30, 2006 and 2005, respectively. The increase was primarily due to:

•	increase in legal fees of $3.3 million associated with enforcing our intellectual property rights,

•	increase in stock compensation expense of $1.4 million as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006,

•	increase in compensation costs of $1.2 million, which includes $0.6 million associated with the separation of two employees and an officer from us and $0.1 associated with the realignment and reduction of our workforce, and

•	increase in temporary personnel costs of $0.7 million.

These increases were offset by a:

•	decrease in costs associated with the preparation and audits of our consolidated financial statements of $3.8 million, which were primarily due to professional fees incurred during the first six months of 2005 associated with the internal review and restatements of our consolidated financial statements,

•	reimbursement of $0.4 million by our insurance carrier for specific legal costs incurred associated with defending purported class and derivative action lawsuits, acquisition arbitrations litigation and securities litigation, and

•	decrease in other costs of $0.1 million.

Interest Income. For the six months ended June 30, 2006, interest income increased by $0.2 million, to $0.9 million compared to $0.7 million for the same period in 2005. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes. We recorded zero for the provision for state income taxes for the six months ended June 30, 2006 compared to $0.3 million for the same period in 2005.

Stock Options Granted in 2006

From January 1, 2006 through June 30, 2006, we granted (i) stock options to purchase 590,500 shares of common stock under our 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, 2004 Restricted Stock and Option Plan, and 2006 Inducement Stock Option Plan and (ii) an inducement stock option to purchase 1,000,000 shares of common stock to Mr. Riesenbach. The stock options were granted at our common stock closing price on the date of grant. Of the 1,000,000 inducement stock options granted to Mr. Riesenbach, 400,000 performance-based options were granted with the performance criteria to be defined at a later date. These 400,000 options are not reflected in outstanding stock options at June 30, 2006. As of June 30, 2006, excluding these 400,000 options, we had 9,081,186 outstanding stock options.

Employees

As of July 31, 2006, we had a total of 397 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our working capital decreased by $9.4 million, to $39.1 million at June 30, 2006 compared to $48.4 million at December 31, 2005. The decrease was primarily related to cash used by operations and purchases of property and equipment, offset in part by cash proceeds received from the maturity of long-term investments and the issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan.

Our domestic cash, cash equivalents and short-term investments totaled $38.1 million as of June 30, 2006 compared to domestic cash, cash equivalents, short-term and long-term investments of $48.4 million as of December 31, 2005. As of June 30, 2006, we had $29.2 million in domestic cash and cash equivalents and $9.0 million in short-term investments.

Net Cash Used In Operating Activities

Net cash used in operating activities was $9.5 million and $6.4 million for the six months ended June 30, 2006 and 2005, respectively. Net cash used in operating activities for the six months ended June 30, 2006 resulted primarily from the net loss of $16.3 million for the period, which was partially offset by a $0.9 million increase in accounts payable and accrued expenses, a $0.3 million increase in deferred revenues, and non-cash charges. The increase in accounts payable and accrued expenses was primarily due to professional fees incurred related to enforcing our intellectual property rights, offset in part by payments of accrued compensation costs in the first half of 2006. The increase in deferred revenues was primarily due to the deferral of revenue related to the two multiple-element arrangements mentioned above.

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

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $4.7 million and $9.2 million for the six months ended June 30, 2006 and 2005, respectively. Cash provided by investing activities for the six months ended June 30, 2006 was related to the maturity of investments in government sponsored agency bonds, offset by purchases of short-term investment in commercial paper and purchases of property and equipment. Cash provided by investing activities for the six months ended June 30, 2005 was related to the sale and maturities of short-term investments in government sponsored agency bonds and auction rate securities, offset by purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities and purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2006 and nominal for the six months ended June 30, 2005. Cash provided by financing activities for the six months ended June 30, 2006 and 2005 was due to proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options.

Prospective Capital Needs

A decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services could have a material impact on our business, results of operations or financial condition.

We do not have debt. Although we forecast and budget cash requirements, assumptions underlying the estimates may change and could have a material impact on our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing. Should we need financing, there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including but not limited to:

•	the level of expenditures required to implement certain strategic initiatives;

•	planned future growth, hiring, infrastructure and facility needs;

•	changes in our compensation policies;

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan;

•	our competitors’ responses to our products and services;

•	our relationships with suppliers and customers;

•	the level of expenditures on marketing and advertising, including the cost of contractual arrangements with Internet portals, online information providers and other referral sources;

•	the level of expenditures on product and technology development;

•	the level of expenditures for general and administrative matters, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with remediation of material weaknesses;

•	the ability to increase the volume of purchase requests and finance requests and transactions related to our Web sites;

•	the amount and timing of cash collection and disbursements;

•	the cash portion of acquisition transactions and joint ventures; and

•	costs of ongoing litigation and any adverse judgments resulting from such litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006, and its adoption did not have a material effect on our consolidated financial position or results of operations.

In July 2006, FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. It also provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in the market values of our investments.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. For the three months and six months ended June 30, 2006 and 2005, net unrealized losses on these investments were not material.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations. If interest rates were to increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) on an annual basis by approximately $0.4 million.

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

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. The complaints against the Company have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Company case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, the Company’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006, but it has not yet issued a ruling. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, the Company’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006, but it has not yet issued a ruling. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

The Company has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims as of June 30, 2006.

On September 24, 2004, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, the Company asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. The Company contended that Dealix Corporation is infringing Autobytel’s patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests, and sought damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. The Company filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, was held in October 2005. An order construing certain terms of the asserted claims was issued in January 2006. The parties are conducting fact discovery with a trial date set for November 2006. Dealix Corporation also seeks attorney’s fees and costs. The Company expects to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against Autobytel and certain of its current and former directors and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions were virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs alleged that the Company misrepresented and omitted material facts with respect to its financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing off calendar without prejudice to re-noticing the hearing in the future. On July 31, 2006, the parties entered into a Stipulation of Settlement which was subsequently filed with the court for approval. Among the terms of the proposed settlement, the Company and individual defendants, as well as other released persons, will be released from all claims related to this action, and a settlement fund will be established. The settlement fund is expected to be funded in full by the Company’s insurer. If the court does not approve the settlement or the settlement is not finalized for any other reason and the litigation continues, the Company intends to vigorously defend the claims. The Company cannot currently predict the impact or outcome of the litigation, which could have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of June 30, 2006.

In addition, certain current and former directors and certain former officers of the Company are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to the Company, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to the Company, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning the Company’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. The parties have stipulated to further continue the status conference. The Company intends to defend this suit vigorously. However, the Company cannot currently predict the impact or outcome of the litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of June 30, 2006.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names Autobytel as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by Autobytel on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. If the arbitration stay is lifted or a new complaint is filed, the Company will defend these claims vigorously. The Company cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows. The Company has not recorded a liability against this claim as of June 30, 2006.

From time to time, the Company is involved in other litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

Item 1A.	Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Part I “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

We have only been profitable from the fourth quarter of 2002 through the fourth quarter of 2004 and otherwise have a history of net losses. We incurred a loss in 2005 and the first half of 2006 and cannot assure that we will be profitable in the future. If we are unable to achieve profitability in the future and we continue to lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives have long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002 and have achieved profitability from the fourth quarter of 2002 through the fourth quarter of 2004. We incurred a loss in 2005 and the first half of 2006. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $171.0 million and $154.6 million as of June 30, 2006 and December 31, 2005, respectively.

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

If we are unable to substantially improve the effectiveness of our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected. If our financial statements are not fairly presented, investors may not have a complete understanding of our operating results and financial condition. If our financial statements are not timely filed with the SEC, we could be delisted from NASDAQ. If either or both of these events occur, it could have a material adverse affect on our ability to operate our business. Please see Part II “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2005 for more information regarding the measures we have commenced to implement, and which we intend to implement during the course of 2006, which are designed to remediate the material weaknesses in our internal controls described in our Management’s Report On Internal Control Over Financial Reporting set forth on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2005. The costs of remediating such deficiencies in our internal controls may adversely affect our financial condition and results of operations. In addition, even after the remedial measures discussed in Part II “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2005 are fully implemented, our internal controls may not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

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

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing off calendar without prejudice to re-noticing the hearing in the future. On July 31, 2006, the parties entered into a Stipulation of Settlement which was subsequently filed with the court for approval. Among the terms of the proposed settlement, we and individual defendants, as well as other released persons, will be released from all claims related to this action, and a settlement fund will be established. The settlement fund is expected to be funded in full by our insurer. If the court does not approve the settlement or the settlement is not finalized for any other reason and the litigation continues, we intend to vigorously defend the claims. We cannot currently predict the impact or outcome of the litigation, which could have a material impact on our results of operations, financial condition and cash flows.

In addition, certain of our present and former directors and certain former officers are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. Defendants filed and served a motion to stay and a demurrer in October 2005. We intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations and financial condition.

On October 21, 2005, we received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names us as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by us on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. If the arbitration stay is lifted or a new complaint is filed, we will defend these claims vigorously. We cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

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

Our failure to comply with certain conditions required for our common stock to be listed on The NASDAQ Global Market could result in the delisting of our common stock from The NASDAQ Global Market.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, and certain required restatements of our financial statements for prior periods, from November 2004 to May 2005 we were not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934, as amended. We are required to comply with NASDAQ Marketplace Rule 4310(c) (14) as a condition for our common stock to continue to be listed on The NASDAQ Global Market.

We are currently in compliance with NASDAQ Marketplace Rule 4310(c) (14) and all other conditions to continued listing on The NASDAQ Global Market. However, as a result of our prior failure to comply, our continued listing is conditioned on us timely filing all periodic reports with the SEC and The NASDAQ Stock Market for all reporting periods ending on or before December 31, 2006. The filing of a Form 12b-25 extension request will not result in an automatic extension of these filing deadlines.

If we are unable to comply with the conditions for continued listing, then our shares of common stock are subject to immediate delisting from The NASDAQ Global Market. If our shares of common stock are delisted from The NASDAQ Global Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market. If our common stock is no longer traded through a market system, it may not be liquid, which could affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. We intend to appeal any decision to delist our shares from The NASDAQ Global Market, but cannot provide any assurance that our appeal will be successful. Any such appeal will not stay the decision to delist our shares.

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

We are vulnerable to electricity and communications system interruptions. The majority of our primary servers are located in a single location. If electricity or communications to that location or to our headquarters were interrupted, our operations would be adversely affected.

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

•	actual or anticipated variations in our quarterly operating results,

•	historical and anticipated operating metrics such as the number of participating dealers, the visitors to our Web sites and the frequency with which they transact,

•	announcements of new product or service offerings,

•	technological innovations,

•	competitive developments, including actions by automotive manufacturers,

•	changes in financial estimates by securities analysts or our failure to meet such estimates,

•	conditions and trends in the Internet, electronic commerce and automotive industries,

•	our ability to comply with the conditions to continued listing of our stock on The NASDAQ Global Market,

•	adoption of new accounting standards affecting the technology or automotive industry, and

•	general market conditions and other factors.

Further, the stock markets, and in particular the NASDAQ Global Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates, energy prices, international currency fluctuations, terrorist acts, military actions or wars, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

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

To date, we have not spent significant resources on lobbying or related government affairs issues, but we may need to do so in the future. A significant increase in the amount we spend on lobbying or related activities could have a material adverse effect on our results of operations and financial condition.

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

In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Our liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

We held our Annual Meeting of Stockholders on June 12, 2006. The following is a brief description of the matter voted upon at the meeting and the number of votes cast for or withheld with respect to such matter. Each director proposed by us was elected.

The stockholders reelected the following two nominees for our board of directors:

Director	For	Withheld Authority
Mark N. Kaplan	31,638,906	3,481,965
James E. Riesenbach	34,918,370	202,501

The term of office as director for Jeffrey H. Coats, Michael J. Fuchs, Robert S. Grimes and Mark R. Ross continued after the meeting.

Item 6.	Exhibits

10.1	First Amendment to Employment Agreement dated as of April 26, 2006 between Autobytel Inc. and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.

10.2	2006 Inducement Stock option Plan is incorporated herein by reference to Exhibit 4.9 of the Registration Statement on Form S-8 (File No. 333-135076) filed with the Securities and Exchange Commission on June 16, 2006 (the “2006 S-8”).

10.3	Form of Employee Inducement Stock Option Agreement is incorporated herein by reference to Exhibit 4.10 of the 2006 S-8.

10.4	Inducement Stock Option Agreement dated March 20, 2006 between James E. Riesenbach and Autobytel is incorporated herein by reference to Exhibit 4.11 of the 2006 S-8.

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 9, 2006.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 9, 2006.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 9, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/S/ MICHAEL F. SCHMIDT
Michael F. Schmidt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 9, 2006

	By:	/s/ JILL C. RICHLING
Jill C. Richling
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	First Amendment to Employment Agreement dated as of April 26, 2006 between Autobytel Inc. and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.

10.2	2006 Inducement Stock option Plan is incorporated herein by reference to Exhibit 4.9 of the Registration Statement on Form S-8 (File No. 333-135076) filed with the Securities and Exchange Commission on June 16, 2006 (the “2006 S-8”).

10.3	Form of Employee Inducement Stock Option Agreement is incorporated herein by reference to Exhibit 4.10 of the 2006 S-8.

10.4	Inducement Stock Option Agreement dated March 20, 2006 between James E. Riesenbach and Autobytel is incorporated herein by reference to Exhibit 4.11 of the 2006 S-8.

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 9, 2006.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 9, 2006.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 9, 2006.

*	Filed herewith.