Form 10-Q
period 2006-09-30
AUTOBYTEL  INC
filed 2006-11-09
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                     Accelerated filer    ☒                     Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

As of October 31, 2006, there were 42,522,014 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AUTOBYTEL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Domestic cash and cash equivalents	$23,633	$33,353
Restricted international cash and cash equivalents	349	241
Short-term investments	8,998	12,000
Accounts receivable, net of allowances for bad debts and customer credits of $806 and $1,124, respectively	17,970	19,042
Prepaid expenses and other current assets	2,102	2,456

Total current assets	53,052	67,092
Long-term investments	—	3,000
Property and equipment, net	4,380	4,226
Goodwill	70,697	70,697
Acquired intangible assets, net	1,039	2,189
Other assets	74	124

Total assets	$129,242	$147,328

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,101	$5,709
Accrued expenses	7,752	7,417
Deferred revenues	2,339	3,874
Other current liabilities	1,589	1,666

Total current liabilities	19,781	18,666
Deferred rent—non-current	157	131
Deferred revenues—non-current	—	21

Total liabilities	19,938	18,818
Minority interest	163	163
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 42,522,014 and 42,133,410 shares issued and outstanding, respectively	42	42
Additional paid-in capital	287,928	282,924
Accumulated deficit	(178,829)	(154,619)

Total stockholders’ equity	109,141	128,347

Total liabilities, minority interest and stockholders’ equity	$129,242	$147,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$28,158	$30,595	$86,602	$95,308
Costs and expenses:
Cost of revenues	13,778	12,811	42,990	38,880
Sales and marketing	6,142	6,069	20,982	21,159
Product and technology development	6,461	5,713	18,268	18,063
General and administrative	9,647	6,476	28,806	23,343
Amortization of acquired intangible assets	350	370	1,060	1,184

Total costs and expenses	36,378	31,439	112,106	102,629

Loss from operations	(8,220)	(844)	(25,504)	(7,321)
Interest income	457	401	1,400	1,139
Foreign currency exchange gain	4	11	9	21

Loss before income taxes and minority interest	(7,759)	(432)	(24,095)	(6,161)
(Provision) benefit for income taxes	(115)	145	(115)	(126)
Minority interest	(5)	—	—	(93)

Net loss	$(7,879)	$(287)	$(24,210)	$(6,380)

Net loss per share — basic and diluted	$(0.19)	$(0.01)	$(0.57)	$(0.15)

Shares used in computing net loss per share — basic and diluted	42,437,708	41,955,016	42,323,352	41,922,751

Comprehensive loss:
Net loss	$(7,879)	$(287)	$(24,210)	$(6,380)
Foreign currency translation adjustment	—	(87)	—	(401)

Comprehensive loss	$(7,879)	$(374)	$(24,210)	$(6,781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(24,210)	$(6,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges:
Depreciation and amortization	1,639	1,517
Amortization of acquired intangible assets	1,150	1,536
Provision for bad debt	139	621
Provision for customer credits	1,363	2,330
Write-off of capitalized internal use software	264	—
Loss (gain) on disposal of property and equipment	111	(10)
Stock-based compensation	3,860	—
Minority interest	—	93
Foreign currency exchange gain	(9)	—
Changes in assets and liabilities:
Accounts receivable	(430)	(4,457)
Prepaid expenses and other current assets	354	(981)
Other assets	50	17
Accounts payable	2,392	(607)
Accrued expenses	335	(294)
Deferred revenues	(1,556)	85
Accrued domestic restructuring	—	(74)
Other liabilities	(51)	18

Net cash used in operating activities	(14,599)	(6,586)

Cash flows from investing activities:
Maturities of short-term and long-term investments	9,000	21,600
Purchases of short-term and long-term investments	(2,998)	(8,100)
Change in restricted international cash and cash equivalents	(99)	(213)
Purchases of property and equipment	(2,179)	(2,249)
Proceeds from sale of property and equipment	12	92

Net cash provided by investing activities	3,736	11,130

Cash flows from financing activities:
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	1,143	318

Net cash provided by financing activities	1,143	318

Net (decrease) increase in cash and cash equivalents	(9,720)	4,862
Cash and cash equivalents, beginning of period	33,353	24,287

Cash and cash equivalents, end of period	$23,633	$29,149

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$318	$588

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

2. Summary of Significant Accounting Polices

Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006. The Company prepared the unaudited interim condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other period(s).

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The Company estimates the expected life of options granted based on historical exercise patterns, which it believes are representative of future behavior, using a lattice expected term model. The Company estimates the volatility of the price of its common stock at the date of grant based on historical volatility of its common stock for a period equal to the expected term of the awards. The assumptions used in calculating the fair value of stock-based awards represent its best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If its actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what it has recorded in the current period. See Note 4 — “Stock-Based Compensation” for additional information.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Revenue Recognition

The Company classifies revenues as lead fees, advertising, CRM services, and data, applications and other. Revenues by groups of services are as follows for the three months and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Lead fees	$16,461	$18,560	$52,209	$59,884
Advertising	4,295	4,832	12,385	14,090
CRM services	6,408	6,151	19,089	17,949
Data, applications and other	994	1,052	2,919	3,385

Total revenues	$28,158	$30,595	$86,602	$95,308

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

At September 30, 2006, the Company deferred revenue of $806,000 in accordance with EITF Issue 00-21 under one multiple-element arrangement. At December 31, 2005, the Company deferred revenue of $300,000 under two multiple-element arrangements. Revenue recognized under these arrangements totaled $147,000 and $909,000 for the three months and nine months ended September 30, 2006, respectively.

Risk Due to Concentration of Significant Customers

The Company had no balances owed from any single automotive manufacturer that accounted for more than 10% of total accounts receivable as of September 30, 2006. The Company had balances owed from two automotive manufacturers that each accounted for more than 10% of total accounts receivable as of December 31, 2005.

Business Segment

The Company conducts its business within one business segment which is defined as providing automotive marketing services.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006, and its adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

In June 2006, FASB’s EITF reached a consensus on Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”. EITF 06-1 provides guidance on the accounting for consideration given to third party manufacturers or resellers of equipment which is required by the end-customer in order to utilize the service from the service provider. EITF 06-1 is effective for fiscal years beginning after June 15, 2007 and its adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2006, FASB’s EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. EITF 06-3 provides accounting guidance regarding the presentation of taxes assessed by a governmental authority on a revenue producing transaction between a seller and a customer such as sales and use taxes. EITF 06-3 is effective for fiscal years beginning after December 15, 2006 and its adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and its adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

3. Computation of Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Numerator:
Net loss	$(7,879)	$(287)	$(24,210)	$(6,380)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation	42,437,708	41,955,016	42,323,352	41,922,751
Net loss per share—basic and diluted	$(0.19)	$(0.01)	$(0.57)	$(0.15)

For the three months and nine months ended September 30, 2006, 8,280,314 and 7,597,522, respectively, antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted net loss per share, as the Company incurred a net loss for the period. For the three months and nine months ended September 30, 2005, 5,975,840 and 6,094,129, respectively, antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted net loss per share, as the Company incurred a net loss for the period.

4. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized for the three months and nine months ended September 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of December 31, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results from prior periods have not been restated.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The Company has several stock-based compensation plans, which are more fully described in Note 9 of the Consolidated Financial Statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2005.

In June 2006, the Autobytel Inc. 2006 Inducement Stock Option Plan (the “2006 Plan”) was approved by the Board of Directors. The 2006 Plan provides that an aggregate of 2,000,000 shares of the Company’s common stock are available to be awarded to the Company’s newly hired employees or appointed directors, solely in connection with the hiring of the employee or appointing of the director, in the form of nonqualified stock options. The per share exercise price of the stock options shall not be less than 100% of the fair market value of a share on the date of grant. No option shall be exercisable after the expiration of ten years from its grant date. An optionee who is not an officer or a director must have the right to exercise at least 20% of the options granted per year over five years from the date of grant. Unless the award agreement provides differently, the unvested portion of the awards will immediately become vested upon any merger (other than a merger in which the Company is the surviving entity and the terms remain unchanged as compared to the terms prior to the merger), consolidation, or sale or transfer of the Company’s assets, except if the options are assumed by the acquiring party. Unless the award agreement provides differently, upon any liquidation or dissolution of the Company, all the rights to any portion of unvested awards will end, and the awards will be canceled at the time of the liquidation or dissolution unless the relevant dissolution or liquidation plan provides otherwise.

At September 30, 2006, 1,580,411 shares underlying stock options were available for grant under the Company’s existing stock option plans. The Company grants incentive and non-qualified stock options at an exercise price equal to the market closing price at the date of grant and that vest according to vesting schedules determined by the Board of Directors or a committee thereof. The Company utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123(R). Shares of common stock issued upon exercise of stock options or awards under the employee stock purchase plan are from previously unissued shares. For the three months and nine months ended September 30, 2006, the Company recorded $1,376,000 and $3,860,000 of stock-based compensation expense, or $0.03 and $0.09 earning per share, respectively. Stock-based compensation expense is included in costs and expenses in the accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 2006 as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(in thousands)
Cost of revenues	$52	$135
Sales and marketing	313	895
Product and technology development	313	704
General and administrative	698	2,126

	$1,376	$3,860

Prior to adopting SFAS No. 123(R) on January 1, 2006, the Company accounted for share-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost was reflected in the net loss for the three months and nine months ended September 30, 2005 related to stock options, as all options granted under share-based compensation plans have an exercise price equal to the market closing price of the underlying common stock on the date of grant.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The following table illustrates the pro forma effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share data)
Net loss:
As reported	$(287)	$(6,380)
Employee stock-based compensation determined under the fair value based method	(2,157)	(5,036)

Pro forma	$(2,444)	$(11,416)

Net loss per share—basic and diluted:
As reported	$(0.01)	$(0.15)
Pro forma	$(0.06)	$(0.27)

Prior to the adoption of SFAS No. 123(R), the Company did not record any tax benefits resulting from the exercise of options due to uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future periods. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under APB No. 25. Had the Company recognized an excess tax benefit from deductions resulting from the exercise of stock options, it would have classified the benefit as a financing cash inflow in the consolidated statement of cash flows.

The weighted-average fair market value per share of the options granted during the three months ended September 30, 2006 and 2005 was $2.01 and $2.39, respectively. The weighted-average fair market value per share of the options granted during the nine months ended September 30, 2006 and 2005, was $2.28 and $2.49, respectively. The weighted-average fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	78.53%	70.67%	79.17%	71.36%
Weighted-average risk-free interest rate	4.86%	4.03%	4.85%	3.82%
Expected life	4.99 years	3.50 years	4.99 years	3.50 years

The risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. The risk-free interest rate ranged from 4.67% to 5.04% and 4.35% to 5.07% for the three and nine months ended September 30, 2006, respectively. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. The Company has used historical volatility because it has a limited number of options traded on its common stock to support the use of an implied volatility or a combination of both historical and implied volatility. Expected life is calculated using a lattice expected term model which utilizes historical data to calculate future behavior for the three months and nine months ended September 30, 2006. Expected life for the three months and nine months ended September 30, 2005 is based on historical exercise patterns. A dividend yield was not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The forfeiture rate used was based on historical experience. As required by SFAS No. 123(R), the Company adjusts the estimated forfeiture rate based on actual experience.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Awards issued under the employee stock purchase plan were estimated to have a weighted-average fair value per award of $0.75 and $1.42 for the three months ended September 30, 2006 and 2005, respectively. Awards issued under the employee stock purchase plan during the nine months ended September 30, 2006 and 2005 were estimated to have a weighted average fair value of $0.93 and $1.18, respectively. The fair value of the awards is based on the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	53.51%	44.95% -77.97%	53.47%	44.95% -77.97%
Weighted-average risk-free interest rate	5.18%	2.99% -3.69%	4.93%	2.99% -3.69%
Expected life	6 months	6 months	6 months	6 months

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

A summary of the Company’s outstanding stock options as of September 30, 2006, and changes during the nine months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	8,638,681	$6.04
Granted	3,332,000	3.42
Exercised	(269,341)	2.74
Forfeited and expired	(688,462)	7.83

Outstanding at September 30, 2006	11,012,878	$5.22	7.44	$1,946

Vested and expected to vest at September 30, 2006	9,071,466	$5.38	7.09	$1,945

Exercisable at September 30, 2006	6,354,324	$5.91	6.13	$1,944

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was $49,000 and $136,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $328,000 and $145,000, respectively.

As of September 30, 2006, there was $5,857,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements granted under share-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.27 years using the straight-line attribution method.

The Company also has awards outstanding under the 1996 Employee Stock Purchase Plan. At September 30, 2006, the awards outstanding under the 1996 Employee Stock Purchase Plan had an exercise price of $2.69 per share. Of the total outstanding awards, none were exercisable at September 30, 2006 or December 31, 2005.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

A summary of the Company’s outstanding awards under the employee stock purchase plan as of September 30, 2006, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	68,012	$4.37
Granted	173,714	2.74
Exercised	(119,264)	3.39
Forfeited	(38,635)	3.31

Outstanding at September 30, 2006	83,827	$2.69	4 months	$20

Vested and expected to vest at September 30, 2006	78,101	$2.69	4 months	$19

As of September 30, 2006, there was $39,000 of total unrecognized compensation cost related to options granted under the employee stock purchase plan. The cost is expected to be recognized over 4 months using the straight-line attribution method.

To induce James E. Riesenbach to join the Company as Chief Executive Officer and President, on March 20, 2006, the Company entered into an agreement with Mr. Riesenbach whereby the Company granted 1,000,000 options to him at an exercise price of $4.68. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R) as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria will be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined and were not included in outstanding options at September 30, 2006. The Company will begin recognizing stock-based compensation expense based on the fair value of the performance-based options on the date the performance criteria have been defined.

5. Selected Balance Sheet Accounts

Short-Term and Long-Term Investments

At September 30, 2006 and December 31, 2005 the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
	(in thousands)
September 30, 2006:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$6,000	$5,978	$—	$22
Commercial paper	2,998	2,998	—	—

Total as of September 30, 2006	$8,998	$8,976	$—	$22

December 31, 2005:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$12,000	$11,901	$—	$99
Long-term investments, held-to-maturity:
Government sponsored agency bonds	3,000	2,964	—	36

Total as of December 31, 2005	$15,000	$14,865	$—	$135

The maturities of investments as of September 30, 2006 are due within one year.

The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds. The Company reviews its investments in debt securities for potential impairment on a regular basis. As part of the evaluation process, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s intent and ability to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company has the intent and ability to hold these

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The Company will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. The Company did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt securities for the nine months ended September 30, 2006 and 2005.

Capitalized Internal Use Software

The Company capitalizes costs, including stock-based compensation costs, to develop internal use software under the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Development or Obtained for Internal Use.” The Company periodically reviews and evaluates capitalized internal use software for indications that the software may no longer be expected to provide any service potential or be placed in service for its intended use. In June 2006, the Company recorded a charge of $264,000 associated with the write-off of a capitalized internal use software project no longer being developed or expected to be placed in service for its intended use. This charge was included in products and technology development expenses.

Acquired Intangible Assets

Acquired intangible assets at September 30, 2006 and December 31, 2005 are amortized over their estimated useful lives and consist of the following:

	As of September 30, 2006
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Developed technology	2 years	$820	$(800)	$20
Customer relationships	3 years	4,375	(3,712)	663
Domain name	5 years	700	(344)	356

Total		$5,895	$(4,856)	$1,039

	As of December 31, 2005
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Developed technology	2 years	$820	$(710)	$110
Customer relationships	3 years	4,375	(2,757)	1,618
Domain name	5 years	700	(239)	461

Total		$5,895	$(3,706)	$2,189

Amortization expense for the three and nine months ended September 30, 2006 was $370,000 and $1,150,000, respectively. Amortization expense for the three and nine months ended September 30, 2005 was $560,000 and $1,536,000, respectively. Amortization expense related to technology is classified as cost of revenues. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
(in thousands)
Three months ending December 31, 2006	$365
2007	493
2008	140
2009	41

$1,039

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Accrued Liability for Realignment

In June 2006, the Board of Directors of the Company, at the recommendation of management, approved a realignment of its workforce, which included a reduction of its workforce by approximately 10% or 46 employees. The realignment was effected in order to generate operational efficiencies across the Company’s product lines and to enable new investment in key growth areas. As a result, the Company recorded a $299,000 charge, consisting of severance costs, in June 2006. This charge was included in sales and marketing expenses, product and technology development expenses and general and administrative expenses of $102,000, $138,000 and $59,000 respectively. As of September 30, 2006, these costs were fully paid.

6. Autobytel.Europe LLC

In December 2005, the owners of Autobytel.Europe agreed to dissolve Autobytel.Europe. As of September 30, 2006 and December 31, 2005, the assets and liabilities of Autobytel.Europe were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Restricted international cash and cash equivalents	$349	$241
Other current and non-current assets	—	138
Other current liabilities	(30)	(61)
Minority interest	(163)	(163)

	$156	$155

Autobytel.Europe did not generate any revenue for the three and nine months ended September 30, 2006 as a result of the substantial liquidation in December 2005. Total revenue for the three and nine months ended September 30, 2005 was $136,000 and $212,000, respectively.

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

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

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

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s current and former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, Autoweb’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the Court granted preliminary

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006, but it has not yet issued a ruling. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

The Company has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims as of September 30, 2006.

On September 24, 2004, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, the Company asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. The Company contended that Dealix Corporation is infringing the Company’s patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests, and sought damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. The Company filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, was held in October 2005. An order construing certain terms of the asserted claims was issued in January 2006.The discovery period has closed and the parties are now preparing for a November 2006 trial. Dealix Corporation also seeks attorney’s fees and costs. The Company expects to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against Autobytel and certain of its current and former directors and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions were virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs alleged that the Company misrepresented and omitted material facts with respect to its financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing off calendar without prejudice to re-noticing the hearing in the future. On July 31, 2006, the parties entered into a Stipulation of Settlement which was subsequently filed with the court for approval. Among the terms of the proposed settlement, the Company and individual defendants, as well as other released persons, will be released from all claims related to this action, a settlement class consisting of all persons who purchased or otherwise acquired the common stock of Autobytel between July 24, 2003 and October 21, 2004 will be certified, and a settlement fund will be established. The settlement was funded by the Company’s insurer. At the final settlement hearing on October 30, 2006, the court approved the settlement. If the approval of the settlement is appealed or the settlement does not take effect for any reason, the Company cannot currently predict the impact or outcome of the litigation, which could have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of September 30, 2006.

In addition, certain current and former directors and certain former officers of the Company are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to the Company, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to the Company, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning the Company’s results of operations and that these results were inflated at all relevant times due to violations of

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. The parties have stipulated to further continue the status conference. A status conference is currently scheduled for November 29, 2006. The parties have negotiated a settlement of this action, and are in the process of finalizing the settlement documents which must then be presented to the court for approval. If the settlement is not finalized for any reason, or the court does not approve the settlement, once the stay is lifted, the Company intends to defend this suit vigorously. However, the Company cannot currently predict the impact or outcome of such litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of September 30, 2006.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names Autobytel as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by Autobytel on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. If the arbitration stay is lifted or a new complaint is filed, the Company will defend these claims vigorously. The Company cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows. The Company has not recorded a liability against this claim as of September 30, 2006.

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

Guarantees

The Company guarantees operating lease commitments related to facilities in Westerville, Ohio and Troy, Michigan for some of its wholly-owned subsidiaries. The maximum guarantee amount is approximately $1,032,000 which represents the remaining commitment, through January 2011, on such operating lease arrangements as of September 30, 2006.

Commitments

New contractual commitments entered into in the third quarter of 2006 consisted of an operating lease for a domain name and a purchase obligation for hosting and communication services expiring in July 2009 and October 2007, respectively. As of September 30, 2006, future minimum payments related to these agreements were as follows:

	For the three months ending December 31,	Year ending December 31,
	(in thousands)
	2006	2007	2008	2009	Total
Operating lease	$19	$75	$75	$44	$213
Hosting and communication	48	128	—	—	176

	$67	$203	$75	$44	$389

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

8. Subsequent Event

The Company is exploring strategic alternatives for its RPM and data businesses. The Company has established a retention plan for employees of these businesses. The cost is expected to be approximately $0.8 million which is based on the number of current employees of these businesses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out such plans or achieve such goals and objectives or that we will be able to successfully do so on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties such that actual results may differ materially from these statements. Important factors that could cause actual results to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to those set forth under Part II “Item 1A. Risk Factors.” Investors are urged not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements. Unless specified otherwise, as used herein, the terms “we,” “us” or “our” refer to Autobytel Inc. and its subsidiaries.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate automotive Web sites, including Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, AICAutoSite.com, Autoahorros.com, and CarTV.com. We are also a leading provider of customer relationship management (CRM) products and programs, consisting of lead management products, customer loyalty and retention marketing programs, data extraction services and automotive marketing data and technology services. In the third quarter of 2006 we continued to implement certain strategic initiatives, including transitioning our business toward a media-centric business model, focusing on providing best-of-class marketing and media services for our dealer and manufacturer customers, and capturing integration opportunities within our business.

We are exploring strategic alternatives for our RPM and data businesses. We have established a retention plan for employees of these businesses. The cost is expected to be approximately $0.8 million which is based on the number of current employees of these businesses.

Effective August 9, 2006, PricewaterhouseCoopers LLP (“PwC”) ceased being our independent registered public accounting firm. On August 23, 2006, we engaged McGladrey & Pullen, LLP as our new independent registered public accounting firm.

Our results of operations have been affected in the third quarter of 2006, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the automotive industry;

•	the effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	variations in spending by automotive manufacturers on our advertising services;

•	increased spending with third parties who direct search queries to our Web sites;

•	stock compensation expense as a result of adopting the provisions of SFAS No. 123(R);

•	costs associated with enforcing our intellectual property rights; and

•	costs associated with defending purported class action, derivative and other lawsuits filed against us and certain current and former directors and officers relating to the restatements of our consolidated financial statements.

Also, our results of operations have been affected by the implementation of certain strategic initiatives, including those described above. We anticipate these strategic initiatives will require an investment of approximately $1 million to $2 million in operating expenses and approximately $3 million to $4 million in capital expenditures over the remainder of 2006. There will also be further investments over the course of 2007.

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

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” issued in 1995 using the modified prospective application method. Under this transition method, compensation cost of $1.4 million was recognized in the third quarter of 2006, which includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of December 31, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). See Note 4, Stock-Based Compensation, in the accompanying notes to the condensed consolidated financial statements.

As of September 30, 2006, we had $32.6 million in domestic cash, cash equivalents, and short-term investments.

Net cash used in operations was $5.1 million in the third quarter of 2006. For the remainder of 2006, we expect to continue to use cash in excess of cash generated from operations.

During the third quarter of 2006, we changed how we calculate the number of vehicle lead referral customers. We now calculate a vehicle lead referral customer based on the dealership physical establishment not on the dealer franchise, and we count a customer in a single physical establishment who subscribes to more than one of our new car lead referral programs as one customer. A dealership at a particular physical establishment is considered a single dealership even though it may encompass multiple franchises that use one or more of our new car lead referral programs. Going forward, we will disclose lead referral dealerships for both our new car lead referral programs in the aggregate and used car lead referral program, and will not count suspended dealers as customers. As an example of how we calculate these customers, a dealer with three different franchises in a single physical establishment that subscribes to the Autoweb.com and Autobytel.com new car lead referral programs for such franchises is counted as one customer. As a further example, a dealership in a single physical establishment that subscribes to the Autobytel.com new car lead referral program and to our used car lead referral program is counted as two customers.

Our lead referral dealerships represent domestic and imported makes of vehicles and light trucks sold in the United States. At September 30, 2006 and 2005, our new car lead referral dealerships, excluding lead referral enterprise dealerships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 2,550 and 2,580, respectively. Our used car lead referral dealerships, excluding lead referral enterprise dealerships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 1,630 and 1,530 at September 30, 2006 and 2005, respectively. Additionally, through our enterprise sales initiatives, we have 10 direct relationships with automotive manufacturers or their automotive buying service affiliates encompassing 20 brands.

A majority of our revenue from lead referral dealerships is derived from retail dealerships and enterprise dealerships with major dealer groups. In addition, as of September 30, 2006, our finance lead referral network included approximately 370 relationships with retail dealerships, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. Participants in the finance referral network receive requests to arrange for financing the purchase of an automobile. As of September 30, 2006, the CRM customer relationships consisted of approximately 2,610 Web Control ®, our lead management product (“Web Control”), and approximately 950 RPM®, our customer loyalty and retention marketing program, relationships.

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

The number of dealerships and customer relationships as of September 30, 2006 and 2005 referred to above was determined in conformity with the methodology described above.

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

Generally, our dealer contracts are terminable on 30 days’ notice by either party. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of purchase requests accepted from us.

Revenues from lead fees were $16.5 million and $18.6 million, or 58% and 61% of total revenues in the third quarter of 2006 and 2005, respectively.

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

We delivered approximately 0.7 million and 0.8 million purchase requests through our online systems to retail and enterprise dealers in the third quarter of 2006 and 2005, respectively. Of these, approximately 0.5 million were delivered to retail dealers in both the third quarter of 2006 and 2005, and approximately 0.2 million and 0.3 million were delivered to enterprise dealers in the third quarter of 2006 and 2005, respectively. The number of purchase requests we delivered to our retail and enterprise dealers in the third quarter of 2006 reflects a decline from the same period in 2005. We are taking actions to reverse this trend. However, we cannot assure that this trend will not continue for the remainder of 2006.

Additionally, we delivered approximately 0.2 million finance requests in both the third quarter of 2006 and 2005 to retail dealers, finance request intermediaries, and automotive finance companies.

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

Revenues from advertising were $4.3 million and $4.8 million, or 15% and 16% of total revenues in the third quarter of 2006 and 2005, respectively.

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of Web Control, our customer lead management product, RPM, and Automotive Download Services (“ADS”), our data extraction service. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products. Revenues from CRM services were $6.4 million and $6.2 million, or 23% and 20% of total revenues in the third quarter of 2006 and 2005, respectively.

Revenues from data, applications and other include fees from automotive marketing data and technology, classified listings for used cars, international licensing agreements, internet sales training and other products and services. Revenues from data, applications and other were $1.0 million and $1.1 million, or 4% and 3% of total revenues in the third quarter of 2006 and 2005, respectively. We develop data for use on our Web sites, and also make it available to third parties, such as automotive manufacturers and internet portals.

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

Critical Accounting Policies

Stock Based Compensation Expense. Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS No. 123(R) adoption, we accounted for share-based payments under APB Opinion No. 25 and, accordingly, generally recognized no compensation expense related to share-based awards as awards were generally granted at fair value at the date of grant and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior, using a lattice expected term model. We estimate the volatility of our common stock at the date of grant based on historical volatility of the price of our common stock for a period equal to the expected term of the awards. We have used historical volatility because we have a limited number of options traded on our common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 4 — “Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%

Costs and expenses:
Cost of revenues	49	42	50	41
Sales and marketing	22	20	24	22
Product and technology development	23	19	21	19
General and administrative	34	21	33	25
Amortization of acquired intangible assets	1	1	1	1

Total costs and expenses	129	103	129	108

Loss from operations	(29)	(3)	(29)	(8)
Other income	1	1	1	1

Loss before income taxes and minority interest	(28)	(2)	(28)	(7)
(Provision) benefit for income taxes	—	1	—	—
Minority interest	—	—	—	—

Net loss	(28)%	(1)%	(28)%	(7)%

Revenues by groups of similar services are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Lead fees	$16,461	$18,560	$52,209	$59,884
Advertising	4,295	4,832	12,385	14,090
CRM services	6,408	6,151	19,089	17,949
Data, applications and other	994	1,052	2,919	3,385

Total revenues	$28,158	$30,595	$86,602	$95,308

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenues. Our revenues decreased by $2.4 million, or 8%, to $28.2 million in the third quarter of 2006 compared to $30.6 million in the third quarter of 2005.

Lead Fees. Lead fees decreased by $2.1 million, or 11%, to $16.5 million in the third quarter of 2006 compared to $18.6 million in the third quarter of 2005. The decrease was primarily due to a decline in the purchase requests delivered to our retail and enterprise dealers, coupled with a lower average selling price per retail purchase request. This decline was partially offset by an increase in the average sales price per finance request delivered. The decline in retail purchase requests was primarily due to a lower average monthly delivery of purchase requests per dealer.

Advertising. Advertising revenue decreased by $0.5 million, or 11%, to $4.3 million in the third quarter of 2006 compared to $4.8 million in the third quarter of 2005. The decrease in advertising revenue was primarily due to lower spending by automotive manufacturers with our Web properties.

CRM Services. CRM services increased by $0.3 million, or 4%, to $6.4 million in the third quarter of 2006 compared to $6.2 million in the third quarter of 2005. The increase was primarily due to an increase in fees from Web Control products as a result of an increase in the average fee per customer.

Data, Applications and Other. Revenues from data, applications and other decreased by $0.1 million or 6%, to $1.0 million in the third quarter of 2006 compared to $1.1 million in the third quarter of 2005. The decrease was primarily due to a decrease in international license fees as a result of the substantially complete liquidation of Autobytel.Europe in the fourth quarter of 2005, coupled with a decline in fees from training.

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

Cost of revenues increased by $1.0 million or 8% to $13.8 million in the third quarter of 2006 compared to $12.8 million in the third quarter of 2005. This represents 49% and 42% of total revenues for the third quarter of 2006 and 2005, respectively. The increase was primarily due to a $0.9 million increase in TAC and a $0.4 million increase in printing, production and postage costs. These increases were offset by a $0.2 million decrease in personnel and related costs and a $0.1 million decrease in amortization of capitalized internal use software and acquired intangible assets. The increase in TAC was primarily due to our increased spending with third parties who direct search queries to our Web sites and an increase in the costs of finance requests acquired from third parties, partially offset by a decrease in the number of purchase requests acquired directly from third parties. The increase in printing, production and postage costs was primarily due to the increase in customer loyalty and retention program volume in our RPM business. The decrease in personnel and related costs was primarily due to a decline in headcount offset by the adoption of the provisions of SFAS No. 123(R) on January 1, 2006. The decrease in amortization of capitalized internal use software and acquired intangible assets was due to certain costs that were fully amortized in 2005.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. Sales and marketing expense remained relatively flat at $6.1 million in both the third quarter of 2006 and 2005. This represents 22% and 20% of total revenues for the third quarter of 2006 and 2005, respectively. In the third quarter of 2006, there was a $0.3 million increase in stock compensation expense when compared to the same period in 2005, as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006. This increase was offset by a $0.3 million decrease in other expenses, including advertising and consulting fees.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Product and technology development expense increased by $0.7 million, or 13%, to $6.5 million in the third quarter of 2006 compared to $5.7 million in the third quarter of 2005. This represents 23% and 19% of total revenues for the third quarter of 2006 and 2005, respectively. The increase was primarily due to a $0.6 million increase in professional fees, a $0.3 million increase in stock compensation expense and a $0.3 million increase in relocation costs. The increase in professional fees was primarily due to spending with third parties to assist us with the implementation of certain strategic initiatives. The increase in stock compensation expense was due to the adoption of the provisions of SFAS No. 123(R) on January 1, 2006. The increase in relocation costs was due to the relocation of certain newly hired employees to our corporate office. These increases were offset by lower personnel and related costs of $0.5 million associated with the decrease in headcount.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense increased by $3.2 million, or 49%, to $9.6 million in the third quarter of 2006 compared to $6.5 million in the third quarter of 2005. This represents 34% and 21% of total revenues for the third quarter of 2006 and 2005, respectively. The increase was primarily due to an:

•	increase in legal fees of $2.4 million associated with enforcing our intellectual property rights,

•	increase in stock compensation expense of $0.7 million as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006,

•	increase in relocation costs of $0.5 million associated with the relocation of certain newly hired employees to our corporate office, and

•	increase in other costs of $0.1 million.

These increases were offset by a decrease in other legal fees of $0.5 million associated with defending purported class action and derivative lawsuits filed against us and other legal matters.

Interest Income. In the third quarter of 2006, interest income increased by $0.1 million, to $0.5 million compared to $0.4 million in the third quarter of 2005. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes. In the third quarter of 2006, we recorded a provision for state income taxes of $0.1 million compared to a $0.1 million benefit for the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues. Our revenues decreased by $8.7 million, or 9%, to $86.6 million for the nine months ended September 30, 2006 compared to $95.3 million for the same period in 2005.

Lead Fees. Lead fees decreased by $7.7 million, or 13%, to $52.2 million for the nine months ended September 30, 2006 compared to $59.9 million for the same period in 2005. The decrease was primarily due to a decline in the purchase requests delivered to our retail and enterprise dealers coupled with a lower average selling price per retail purchase request. This decline was partially offset by an increase in the average sales price per finance request delivered. The decline in retail purchase requests was primarily due to a lower average monthly delivery of purchase requests per dealer.

Advertising. Advertising revenue decreased by $1.7 million, or 12%, to $12.4 million for the nine months ended September 30, 2006 compared to $14.1 million for the same period in 2005. The decrease was primarily due to lower spending by automotive manufacturers with our Web properties.

CRM Services. CRM services increased by $1.1 million, or 6%, to $19.1 million for the nine months ended September 30, 2006 compared to $17.9 million for the same period in 2005. The increase was due to a $1.0 million increase in fees primarily from Web Control products as a result of an increase in the average fee per customer and a $0.1 million increase in RPM revenue.

Data, Applications and Other. Revenues from data, applications and other decreased by $0.5 million, or 14%, to $2.9 million for the nine months ended September 30, 2006 compared to $3.4 million for the same period in 2005. The decrease was primarily due to a $0.1 million decrease in fees from classified advertising that was discontinued in the second quarter of 2005, a $0.1 million decrease in international licensing fees as a result of the substantially complete liquidation of Autobytel.Europe in the fourth quarter of 2005, a $0.1 million decline in fees from training, a $0.1 million decrease in fees from customers who use our automotive marketing data and technology through our Automotive Information Center (“AIC”) division, and a $0.1 million decrease in other revenue.

Cost of Revenues. Cost of revenues increased by $4.1 million or 11% to $43.0 million for the nine months ended September 30, 2006 compared to $38.9 million for the same period in 2005. This represents 50% and 41% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. The increase was primarily due to a $3.6 million increase in TAC and a $1.1 million increase in printing, production and postage costs. The increase was offset by a $0.4 million decrease in amortization of capitalized internal use software and acquired intangible assets and a $0.2 million decrease in personnel and related costs. The increase in TAC was primarily due to our increased spending with third parties who direct search queries to our Web sites and an increase in the costs of finance requests acquired from third parties, partially offset by a decrease in the number of purchase requests acquired directly from third parties. The increase in printing, production and postage costs was primarily due to the increase in customer loyalty and retention program volume in our RPM business. The decrease in amortization of capitalized internal use software and acquired intangible assets was due to certain costs that were fully amortized in 2005. The decrease in personnel and related costs was primarily due to a decline in headcount offset by the adoption of the provisions of SFAS No. 123(R) on January 1, 2006.

Sales and Marketing. Sales and marketing expense decreased by $0.2 million, or 1%, to $21.0 million for the nine months ended September 30, 2006 compared to $21.2 million for the same period in 2005. This represents 24% and 22% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. The decrease was primarily due to a $0.9 million decline in advertising spending and a $0.2 million decrease in other costs, offset by a $0.9 million increase in stock compensation expense as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006.

Product and Technology Development. Product and technology development expense increased by $0.2 million, or 1%, to $18.3 million for the nine months ended September 30, 2006 compared to $18.1 million for the same period in 2005. This represents 21% and 19% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. The increase was primarily due to:

•	increased stock compensation expense of $0.7 million as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006,

•	increased professional fees of $0.5 million, which was primarily due to spending with third parties to assist us with the implementation of certain strategic initiatives,

•	a $0.3 million charge associated with the write-off of a capitalized internal use software no longer being developed or expected to be placed in service for its intended use,

•	an increase in relocation costs of $0.3 million associated with the relocation of certain newly hired employees to our corporate office, and

•	an increase in other expenses of $0.1 million.

These increases were offset by lower personnel and related costs of $1.7 million, which were primarily due to the decrease in headcount.

General and Administrative. General and administrative expense increased by $5.5 million, or 23%, to $28.8 million for the nine months ended September 30, 2006 compared to $23.3 million for the same period in 2005. This represents 33% and 25% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. The increase was primarily due to an:

•	increase in legal fees of $5.7 million associated with enforcing our intellectual property rights,

•	increase in stock compensation expense of $2.1 million as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006,

•	increase in compensation costs of $1.2 million, which includes $0.6 million associated with the separation of two employees and an officer and $0.1 million associated with the realignment and reduction of our workforce,

•	increase in temporary personnel costs of $0.6 million,

•	increase in relocation costs of $0.5 million associated with the relocation of certain newly hired employees to our corporate office, and

•	increase in other costs of $0.2 million.

These increases were offset by a:

•	decrease in costs associated with the preparation and audits of our consolidated financial statements of $3.5 million, which were primarily due to professional fees incurred during the first six months of 2005 associated with the internal review and restatements of our consolidated financial statements,

•	decrease in bad debt expense of $0.5 million,

•	decrease in other legal fees of $0.4 million associated with defending purported class action and derivative lawsuits filed against us and other legal matters, and

•	reimbursement of $0.4 million by our insurance carrier for specific legal costs incurred associated with defending purported class and derivative action lawsuits, acquisition arbitrations litigation and securities litigation.

Interest Income. For the nine months ended September 30, 2006, interest income increased by $0.3 million, to $1.4 million compared to $1.1 million for the same period in 2005. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder.

Income Taxes. We recorded a $0.1 million provision for state income taxes for both the nine months ended September 30, 2006 and 2005.

Stock Options Granted in 2006

From January 1, 2006 through September 30, 2006, we granted (i) stock options to purchase 2,732,000 shares of common stock under our 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, 2000 Stock Option Plan, Amended and Restated 2001 Restricted Stock and Option Plan, 2004 Restricted Stock and Option Plan, and 2006 Inducement Stock Option Plan and (ii) an inducement stock option to purchase 1,000,000 shares of common stock to Mr. Riesenbach. The stock options were granted at our common stock closing price on the date of grant. Of the 1,000,000 inducement stock options granted to Mr. Riesenbach, 400,000 performance-based options were granted with the performance criteria to be defined at a later date. These 400,000 options are not reflected in outstanding stock options at September 30, 2006. As of September 30, 2006, excluding these 400,000 options, we had 11,012,878 outstanding stock options.

Employees

As of October 31, 2006, we had a total of 377 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our working capital decreased by $15.2 million, to $33.3 million at September 30, 2006 compared to $48.4 million at December 31, 2005. The decrease was primarily related to cash used by operations and purchases of property and equipment, offset in part by cash proceeds received from the maturity of long-term investments and the issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan.

Our domestic cash, cash equivalents and short-term investments totaled $32.6 million as of September 30, 2006 compared to domestic cash, cash equivalents, short-term and long-term investments of $48.4 million as of December 31, 2005. As of September 30, 2006, we had $23.6 million in domestic cash and cash equivalents and $9.0 million in short-term investments.

Net Cash Used In Operating Activities

Net cash used in operating activities was $14.6 million and $6.6 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in operating activities for the nine months ended September 30, 2006 resulted primarily from the net loss of $24.2 million for the period and a $1.6 million decrease in deferred revenues, which was partially offset by a $2.7 million increase in accounts payable and accrued expenses as well as non-cash charges. The decrease in deferred revenue was primarily due to revenue recognized for our services provided to our customers participating in our car buying referral networks and customers who use our automotive marketing data and technology through our AIC division, offset by the deferral of revenue related to the multiple-element arrangement mentioned above. The increase in accounts payable and accrued expenses was primarily due to professional fees incurred associated with enforcing our intellectual property rights, implementation of certain strategic initiatives and relocation of certain newly hired employees to our corporate office.

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

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $3.7 million and $11.1 million for the nine months ended September 30, 2006 and 2005, respectively. Cash provided by investing activities for the nine months ended September 30, 2006 was related to the maturity of investments in government sponsored agency bonds, offset by purchases of short-term investment in commercial paper and purchases of property and equipment. Cash provided by investing activities for the nine months ended September 30, 2005 was related to the sale and maturities of short-term investments in government sponsored agency bonds and auction rate securities, offset by purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities and purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $1.1 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively. Cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was due to proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options.

Contractual Obligations

New contractual commitments entered into in the third quarter of 2006 consisted of an operating lease for a domain name and a purchase obligation for hosting and communication services expiring in July 2009 and October 2007, respectively. As of September 30, 2006, future minimum payments related to these agreements were as follows:

	For the three months ending December 31,	Year ending December 31,
	(in thousands)
	2006	2007	2008	2009	Total
Operating lease	$19	$75	$75	$44	$213
Hosting and communication	48	128	—	—	176

	$67	$203	$75	$44	$389

Subsequent to September 30, 2006, we entered into an additional obligation for hosting and communication services. This arrangement provides for additional contractual obligations of $132,000 over a 12 month period.

Prospective Capital Needs

A decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services could have a material adverse impact on our business, results of operations or financial condition.

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

In June 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider” (EITF 06-1). EITF 06-1 provides guidance on the accounting for consideration given to third party manufacturers or resellers of equipment which is required by the end-customer in order to utilize the service from the service provider. EITF 06-1 is effective for fiscal years beginning after June 15, 2007 and its adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2006, FASB’s EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” (EITF 06-3). EITF 06-3 provides accounting guidance regarding the presentation of taxes assessed by a governmental authority on a revenue producing transaction between a seller and a customer such as sales and use taxes. EITF 06-3 is effective for fiscal years beginning after December 15, 2006 and its adoption is not expected to have a material effect on our consolidated financial position or results of operations.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and its adoption is not expected to have a material effect on our consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in the market values of our investments.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. For the three months and nine months ended September 30, 2006 and 2005, net unrealized losses on these investments were not material.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations. If interest rates were to increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) on an annual basis by approximately $0.3 million.

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

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Autoweb case. Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, Autoweb’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006, but it has not yet issued a ruling. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

We reviewed the above class action matters and do not believe that it is probable that a loss contingency has occurred; therefore, we have not recorded a liability against these claims as of September 30, 2006.

On September 24, 2004, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, we asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. We contended that Dealix Corporation is infringing our patent by virtue of Dealix Corporation’s software system for the distribution of purchase requests, and sought damages and/or a preliminary injunction. Dealix Corporation filed answers to this lawsuit on January 28, 2005, February 1, 2005 and July 19, 2005, in which it asserts typical defensive counterclaims denying infringement, asserting patent misuse and challenging the validity of the patent. We filed a reply responding to such counterclaims on August 2, 2005. A Markman Hearing, to construe the individual terms of the asserted patent’s claims prior to a determination of infringement, was held in October 2005. An order construing certain terms of the asserted claims was issued in January 2006. The discovery period has closed and the parties are now preparing for a November 2006 trial. Dealix Corporation also seeks attorney’s fees and costs. We expect to incur attorneys’ fees and costs in this matter as are customary in the prosecution of patent litigation, and could be liable for Dealix Corporation’s attorneys’ fees and costs if Dealix Corporation is successful in its counterclaims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against us and certain of our current and former directors and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions were virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs alleged that we misrepresented and omitted material facts with respect to our financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing off calendar without prejudice to re-noticing the hearing in the future. On July 31, 2006, the parties entered into a Stipulation of Settlement which was subsequently filed with the court for approval. Among the terms of the proposed settlement, we and individual defendants, as well as other released persons, will be released from all claims related to this action, a settlement class consisting of all persons who purchased or otherwise acquired our common stock between July 24, 2003 and October 21, 2004 will be certified, and a settlement fund will be established. The settlement was funded by our insurer. At the final settlement hearing on October 30, 2006, the court approved the settlement. If the approval of the settlement is appealed or the settlement does not take effect for any reason, we cannot currently predict the impact or outcome of the litigation, which could have a material impact on our results of operations, financial condition and cash flows. We have not recorded a liability against this claim as of September 30, 2006.

In addition, certain current and former directors and certain former officers of ours are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. The parties have stipulated to further continue the status conference. A status conference is currently scheduled for November 29, 2006. The parties have negotiated a settlement of this action, and are in the process of finalizing the settlement documents which must then be presented to the court for approval. If the settlement is not finalized for any reason, or the court does not approve the settlement, once the stay is lifted, we intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of such litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations, financial condition and cash flows. We have not recorded a liability against this claim as of September 30, 2006.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names us as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by us on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. If the arbitration stay is lifted or a new complaint is filed, we will defend these claims vigorously. We cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows. We have not recorded a liability against this claim as of September 30, 2006.

From time to time, we are involved in other litigation matters arising from the normal course of our business activities. The actions filed against us and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect our business, results of operations, financial condition and cash flows.

Item 1A.	Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Part I “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the following additional factors may affect our future results.

We have only been profitable from the fourth quarter of 2002 through the fourth quarter of 2004 and otherwise have a history of net losses. We incurred a loss in 2005 and the first nine months of 2006 and cannot assure that we will be profitable in the future. If we are unable to achieve profitability in the future and we continue to lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and purchasing industry, none of our senior executives have long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002 and have achieved profitability from the fourth quarter of 2002 through the fourth quarter of 2004. We incurred a loss in 2005 and for the nine months ended September 30, 2006. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $178.8 million and $154.6 million as of September 30, 2006 and December 31, 2005, respectively.

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

Management determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2005. The material weaknesses relate to not having a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements, which contributed to material weaknesses in recording (a) revenue and deferred revenue and (b) accrued liabilities and the related expense accounts. Further, these material weaknesses resulted in an adverse opinion by our then independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

The impact of ongoing class action, derivative and other litigation may be material. We are also subject to the risk of additional litigation in connection with the restatement of our consolidated financial statements and the potential liability from any such litigation could materially and adversely affect our business.

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

On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing off calendar without prejudice to re-noticing the hearing in the future. On July 31, 2006, the parties entered into a Stipulation of Settlement which was subsequently filed with the court for approval. Among the terms of the proposed settlement, we and individual defendants, as well as other released persons, will be released from all claims related to this action, a settlement class consisting of all persons who purchased or otherwise acquired our common stock between July 24, 2003 and October 21, 2004 will be certified, and a settlement fund will be established. The settlement was funded by our insurer. At the final settlement hearing on October 30, 2006, the court approved the settlement. If the approval of the settlement is appealed or the settlement does not take effect for any reason, we cannot currently predict the impact or outcome of the litigation, which could have a material impact on our results of operations, financial condition and cash flows.

In addition, certain of our present and former directors and certain former officers are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and demurrer in October 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. A status conference is currently scheduled for November 29, 2006. The parties have negotiated a settlement of this action, and are in the process of finalizing the settlement documents which must then be presented to the court for approval. If the settlement is not finalized for any reason, or the court does not approve the settlement, once the stay is lifted, we intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations and financial condition.

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

As a result of the restatement of our consolidated financial statements described above, we could become subject to additional purported class action, derivative, or other securities litigation. As of the date hereof, we are not aware of any additional litigation having been commenced against us related to these matters, but we cannot predict whether any such litigation will be commenced or, if it is, the outcome of any such litigation. The initiation of any additional securities litigation, together with the lawsuits described above, may also harm our business and financial condition.

Until the existing purported class action and derivative litigation or any additional litigation are resolved, it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further harmed.

We are currently involved in ongoing litigation that, until resolved and unless resolved on terms that are favorable to us, will continue to materially and adversely affect our financial condition, results of operations, and cash flow.

We are involved in a number of legal proceedings and until all such actions are resolved, we will continue to incur substantial expenses in connection with ongoing litigation, including substantial fees for attorneys and other professional advisors. In addition, unless the actions are resolved on terms that are favorable to us, we will incur substantial expenses in connection with such litigation, which may include costs associated with any negative judgments or awards. We are also obligated to indemnify our current and former officers and directors named as defendants in such actions. These expenses, to the extent not covered by available insurance, will materially and adversely affect our financial condition, results of operations, and cash flows.

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

The majority of our revenues is derived from fees paid by our networks of participating retail and enterprise dealers. A few agreements account for substantially all of our enterprise dealers. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. If dealer attrition increases or the number of purchase requests accepted from us decreases and we are unable to add new dealers to mitigate the attrition or decrease in number of accepted requests, our revenues will decrease. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests at prices acceptable to dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. If the number of dealers in our networks declines or dealers reduce the services they receive from us, our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected. In addition, if automotive manufacturers or major dealer groups force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition.

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

We also believe that our dealer marketing service generally does not qualify as an automobile brokerage activity and, therefore, state motor vehicle dealer or broker licensing requirements generally do not apply to us. Through a subsidiary, we are licensed as a motor vehicle dealer and broker. In response to Texas Department of Transportation concerns, we modified our marketing program in that state to make our program open to all dealers who wish to apply. In addition, we modified the program to include a pricing model under which all participating dealers, regardless of brand, in a given zip code in Texas are charged uniform fees for referral of purchase requests. If other states’ regulatory requirements relating to motor vehicle dealers or brokers are deemed applicable to us, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs in such states in a manner that undermines the attractiveness of the program to consumers or dealers. If we determine that the licensing or other requirements, in a given state are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

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

Provisions of our amended and restated certificate of incorporation and bylaws relating to our corporate governance and provisions in our stockholder rights plan could make it difficult for a third party to acquire us, and could discourage a third party from attempting to acquire control of us. These provisions allow us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. These provisions provide that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the board of directors are up for election at each annual meeting. In addition, these provisions impose various procedural and other requirements which could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change of control of us. Under the stockholder rights plan, if a person or group acquires 15% or more of our common stock, all rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a right that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the right. In addition, under certain circumstances, all right holders, other than the acquirer, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which, at the time, has a market value of two times the exercise price of the right. The initial exercise price of a right is $65. Such charter and rights provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

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

Item 6.	Exhibits

31.1	*	Chief Executive Officer Section 302 Certification of Periodic Report, dated November 9, 2006.

31.2	*	Chief Financial Officer Section 302 Certification of Periodic Report, dated November 9, 2006.

32.1	*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated November 9, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ MICHAEL F. SCHMIDT
Michael F. Schmidt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 9, 2006

By:	/S/ JILL C. RICHLING
Jill C. Richling
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	*	Chief Executive Officer Section 302 Certification of Periodic Report, dated November 9, 2006.

31.2	*	Chief Financial Officer Section 302 Certification of Periodic Report, dated November 9, 2006.

32.1	*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated November 9, 2006.

*	Filed herewith.