Form 10-K
period 2006-12-31
AUTOBYTEL  INC
filed 2007-03-15
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-22239

Autobytel Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0711569
(State of Incorporation)	(I.R.S. Employer Identification No.)

18872 MacArthur Boulevard

Irvine, California 92612-1400

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (949) 225-4500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The NASDAQ Global Market
Title of Class	Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

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

Based on the closing sale price of $3.53 for our common stock on The NASDAQ Global Market on June 30, 2006, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $146.0 million.

As of February 28, 2007, 43,041,954 shares of our common stock were outstanding.

Documents incorporated by reference. Portions of our Definitive Proxy Statement for the 2007 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

i

PART I

Item 1.    Business

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

Overview

We are an automotive media and marketing services company that helps dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate automotive Web sites, including Autobytel.com®, Autoweb.com®, Car.comSM, CarSmart.com®, AutoSite.com® and CarTV.com®. We are among the largest automotive shopping content networks and reach millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions. We are also a leading provider of customer relationship management (CRM) products and programs, consisting of lead management products, customer loyalty and retention marketing programs.

In March 2006, we announced that James E. Riesenbach, former Senior Vice President of AOL’s Search and Directional Media Group, joined us as President and Chief Executive Officer. Shortly after Mr. Riesenbach joined us, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model, increasing the focus on providing best-of-class marketing and media services for our dealer and manufacturer customers, and better capturing integration opportunities between our businesses. Toward that end, in 2007, we announced that we expect to launch our next generation consumer Web site, MyRide.comTM, in the first half of the year. We believe MyRide.com will be the first fully-integrated automotive vertical search web experience, and will provide consumers with a single comprehensive gateway to broad and relevant automotive information available on the Internet oriented toward the entire consumer automotive lifecycle—from finding and purchasing a new or used vehicle, enhancing a vehicle with parts and accessories, finding local in-market vehicle services, and accessing extensive multimedia and user-generated automotive content. We also expect MyRide.com to have one of the Internet’s most comprehensive used vehicle products, utilizing search-based technology to incorporate listings of millions of vehicles.

We provide tools and programs to automotive dealers and manufacturers to help them generate sales, enhance customer loyalty and reduce customer acquisition costs. We connect automotive marketers with the millions of vehicle shoppers visiting our branded Web sites (Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com and CarTV.com) and third party Web sites (primarily search engines, automotive information providers and other auto related venues) each month. We provide dynamic marketing and advertising programs that allow manufacturers to interact with Internet vehicle shoppers as they shop for vehicles and make their vehicle buying decisions. Our intent is to garner an increasing share of the approximately $30 billion spent annually by dealers, dealer associations, aftermarket automotive suppliers and manufacturers on marketing and advertising services.

Dealers participate in our branded automotive lead generation networks by entering into contracts with us directly or through a major dealer group or an automotive manufacturer or its automotive buying service affiliate. In turn, we direct consumers to dealers in their local area based on the consumers’ vehicle preference. We expect our dealers to promptly provide consumers a haggle-free, competitive offer within 24 hours of being contacted by the customer. We recommend that each dealer have an employee whose principal responsibility is supervising the dealer’s Internet business, similar to the way in which most dealers have a new vehicle sales manager, a used vehicle sales manager and a service and parts department manager who are each responsible for those respective dealership functions. We believe that dealers who immediately respond to consumer inquiries, have readily available inventory and provide up-front competitive pricing benefit the most from our marketing services. We form our dealer relationships after analysis of automotive sales and demographic data in each region. We seek to maintain in our dealer networks the highest quality dealers within defined territories and may terminate dealers that do not comply with the standards we set.

Consumers come to our Web sites to research, compare and configure vehicles and to purchase vehicles through one of our network dealers. Once they are ready to buy a vehicle, consumers can submit a purchase request through any of our automotive Web sites and thereby connect to one or more of our participating dealers. Consumers can also shop for used vehicles at our branded Web sites by searching for a used vehicle according to the price, make, model, color, year and location of the vehicle. Consumers can submit credit questionnaires on our Car.com automotive Web site to be connected to a participating dealer or an automotive finance institution. The finance leads provide dealers with another direct channel of consumers, many of whom may not be able to secure loans from conventional lending sources.

We are a Delaware corporation. Our principal corporate offices are located in Irvine, California. Our common stock is listed on The NASDAQ Global Market under the symbol ABTL. Our corporate Web site is located at www.autobytel.com. Information on our Web site is not incorporated by reference in this Annual Report. At or through the Investor Relations section of our Web site we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Code of Conduct and Ethics for Employees, Officers and Directors is available at the Corporate Governance link of the Investor Relations section of our Web site.

Significant Business Developments

As described above, shortly after Mr. Riesenbach joined us as President and Chief Executive Officer we began to implement a series of strategic initiatives. As part of these initiatives, we expect to launch the MyRide.com Web site.

In 2006, we entered into a settlement agreement with Dealix Corporation relating to a lawsuit we commenced against Dealix for patent infringement. The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments over three years. On March 13, 2007, we received an initial payment of $12.0 million. The agreement also provides for a license from us to Dealix and The Cobalt Group of patents and patent applications and mutual releases of claims. See “Item 3. Legal Proceedings” for more information regarding this matter.

In 2006, we began to explore strategic alternatives for our Retention Performance Marketing® (“RPM®”) business and our Automotive Information Center (“AIC”) data business. In February 2007, we announced that we sold the AIC data business to R. L. Polk & Co. We are continuing to explore strategic alternatives for the RPM business.

In 2006, we announced that Michael Schmidt, our Chief Financial Officer, is expected to transition from his position upon the completion of our search for a new chief financial officer. In January 2007, we announced that Monty A. Houdeshell joined us as Executive Vice President, Finance, and will become Executive Vice President and Chief Financial Officer the day after the filing of this Annual Report on Form 10-K.

Industry Background

Online Commerce Opportunities.    Consumers have rapidly adopted the Internet as part of their car shopping and purchasing process and are expected to continue to do so in the future. According to Jupitermedia Corporation, by 2010, 35% of all new car sales will be Internet generated, up from 25% in 2005. Additionally, according to J.D. Power and Associates, in 2005 90% of new car buyers used a search engine during the car shopping process.

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

The Autobytel Solution

We believe that our marketing services improve the vehicle purchasing process for dealers, automotive manufacturers and consumers. The Internet’s wide reach to consumers allows us to leverage our investment in branding and marketing across a very large audience to create qualified purchase requests for vehicles. For these reasons, we believe that the Internet represents the most efficient method of directing purchase requests to dealers. We believe our services enable dealers to reach consumers from an attractive demographic base, reduce marketing costs, increase consumer satisfaction and increase vehicle sales and car sale margins. We offer automotive manufacturers qualified car buyers to target during the consumer’s research and consideration phase. We offer consumers Web sites with quality automotive information, numerous tools to configure and compare this information, and a convenient and efficient car purchasing process.

We expect that the benefits for dealers, automotive manufacturers and consumers described below will be enhanced after the launch of MyRide.com.

Benefits to Dealers.    We believe we benefit dealers by reducing the dealers’ incremental marketing costs and increasing sales volume. We believe dealers’ personnel productivity could increase as a result of our services because we provide dealers access to potential purchasers who may be ready to buy or lease a vehicle. As a result, reaching these consumers and selling or leasing them vehicles costs the dealer little or no additional overhead expense, other than the fees paid to us and the personnel costs of a dedicated manager. We believe franchised new car retail dealers spend considerably less in marketing costs on each vehicle sold by using our new car marketing services than through traditional forms of marketing. Through our Web Control® product, we provide dealers with on-site technology to better track sales, inventory, customer solicitations, responses and other communications.

We direct consumers to dealers in their local area based on the consumers’ vehicle preference. We believe this provides dealers access to a large number of well informed, ready-to-buy consumers, which allows dealers to compete more effectively.

A majority of all dealers that participate in the Autobytel or CarSmart® network were assigned an exclusive geographic territory in such network based upon a specific vehicle make. A territory allocated by us to a dealer is generally larger than a territory assigned to a dealer by a manufacturer. In 2006, we began signing dealers to the Autobytel and CarSmart networks on a non-exclusive territorial basis. Autoweb retail dealers are not assigned exclusive territories to participate in the Autoweb network. Generally, Car.com retail dealers are not assigned exclusive territories to participate in the Car.com network.

Benefits to Manufacturers.    Manufacturers can influence car buyers’ decisions by targeting them during their research, consideration and decision process, in particular, by using our dynamic marketing programs. In addition, manufacturers can obtain purchase requests from us.

Benefits to Consumers.    Because our Web sites are continually updated and provide a large quantity of quality information, and because consumers have shown a preference for third-party Web sites and a preference for using the Internet during their car shopping experience, we believe our Web sites offer an efficient medium for consumers to learn about and shop for vehicles. Our Web sites provide consumers free of charge, up-to-date specifications and pricing information on vehicles and ready-to-print vehicle information summaries of each new make and model on the market. We also provide informative vehicle video reviews. In addition, our consumers gain easy access to valuable automotive information, such as dealer invoice pricing and tools consisting of a loan calculator to determine monthly payments, and helpful information to make a lease or buy decision. Our database of articles allows consumers to perform online library research by accessing documents, such as consumer and professional reviews. Various automotive information service providers, such as Kelley Blue Book, are also available on our Web sites to assist consumers with specific vehicle and related automotive decisions. Armed with such information, the consumer should be more confident and capable of making an informed and intelligent vehicle buying decision. We believe we offer consumers a significantly different vehicle purchasing experience from that of traditional methods. Consumers using our Web sites are able to shop for a vehicle and make decisions from the convenience of their own home or office. We expect dealers to provide consumers a haggle-free price quote within 24 hours after being contacted by the consumer and a high level of customer service.

Strategy

We intend to garner an increasing share of the approximately $30 billion spent annually by dealers, dealer associations, aftermarket automotive suppliers and manufacturers on marketing and advertising services. We intend to achieve this objective through the following principal strategies:

Develop a Media-Centric Business Model.    We believe that one of the key strengths of the Internet is its efficiency in delivering information to consumers. We further believe that those who can deliver information to consumers in the most effective and organized manner that addresses the consumer automotive lifecycle, which we define as purchase, ownership, enhancement and enthusiasm, will be able to enhance their business. MyRide.com is designed as the next generation automotive consumer experience to meet these objectives and to provide consumers with a fully integrated automotive vertical search experience. MyRide.com will provide a single comprehensive gateway to broad and relevant proprietary, licensed and Internet information related to the automotive lifecycle — from finding and purchasing a new or used vehicle, enhancing a vehicle with parts and accessories, finding local in-market vehicle services, and accessing extensive multimedia and user-generated automotive content. We expect that the MyRide.com product will enable us to attract and serve consumers during the automotive lifecycle and monetize their behavior by providing dealers, manufacturers and service and parts vendors with unique marketing and advertising opportunities in each part of the automotive lifecycle.

Increase the Quality and Quantity of Purchase Requests that Can Be Monetized.    We believe that increasing the quality and quantity of purchase requests that can be monetized is crucial to the long-term growth and success of our business. As part of our strategy to improve the quality of purchase requests, we continue to expand the breadth and depth of information and services available through our Web sites so that well-informed, ready-to-buy consumers can be directed to participating dealers. We are also investing in new initiatives to help drive an increasing number of qualified buyers to dealerships. By augmenting the volume of quality purchase requests, we are attempting to attract additional dealers to our networks, increase services provided to dealers, and solidify our relationships with existing dealers. Our strategy for increasing traffic to our Web sites and the number of purchase requests that can be monetized includes launching MyRide.com and forming and maintaining online sponsorships and alliances with Internet portals and search sites and with Internet automotive information providers.

Increase the Number of Profitable Relationships with Retail Dealers Using Our Marketing Services.    Since our inception we have invested heavily to build our dealer networks. We consider our dealer networks to be significant strategic assets where new services and products can be deployed. We believe that strengthening the size and quality of our retail dealer networks is important to the success and growth of our business. Our strategy is to increase the size of our retail dealer networks by attracting new dealers and strengthening relationships with existing dealers by:

•	increasing the monetizable volume and quality of purchase requests for new and used vehicles,

•	providing new and enhanced marketing, media, and CRM services and support that help dealers more effectively utilize the Internet to sell vehicles and services,

•	maintaining our training and support programs to participating dealers, and

•	providing dealer management reports to enhance dealership operations.

Increase Enterprise Sales to Major Dealer Groups and Automotive Manufacturers.    We believe that strengthening the size and quality of our relationships with major dealer groups and automotive manufacturers is important to the success and growth of our business. Our strategy is to provide major dealer groups, such as AutoNation, and automotive manufacturers, such as General Motors and Ford, with access to a large number of purchase-minded consumers. We have existing relationships with most automotive manufacturers and have an opportunity to expand these relationships into our other marketing services.

Strengthen the Advertising Component of our Business Model.    Our advertising sales effort is primarily targeted to vehicle manufacturers and automotive-related mass market consumer vendors. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively to specific subsets of our consumers. Vehicle manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. We provide dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions. These programs include our CarTVSM ad program that enables manufacturers to present their television commercials to such Internet car shoppers. With the launch of My.Ride.com we expect to offer our advertising customers enhanced marketing and media services, and expect to offer a series of unique advertising opportunities for local dealers and other local automotive-related vendors.

Increase CRM Sales to Retail Dealers, Major Dealer Groups and Automotive Manufacturers.    We believe that providing CRM products and tools, such as Web Control, helps support and enhance the quality of our relationships with retail dealers, major dealer groups and automotive manufacturers and may contribute to the success and growth of our overall business. Our strategy is to provide retail dealers, major dealer groups and automotive manufacturers with quality CRM products and tools.

Enter into Acquisitions and Strategic Alliances.    We intend to grow and advance our business and may do so, in part, through acquisitions and strategic alliances. We will continue to review strategic acquisitions and partnership opportunities. We believe that acquisitions and strategic alliances can allow us to increase market share, benefit from advancements in technology and strengthen our business operations by enhancing our offering of products and services. We may acquire businesses that increase our market share in the lead referral and other automotive marketing services businesses. In 2006, we entered into an agreement with AOL that made the Autobytel network the exclusive fulfillment network for the thousands of consumers who visit AOL Autos every month for assistance in obtaining new vehicle price quotes from their local dealers. In addition, to complement our core business and extend our product solutions, we may also acquire businesses primarily focused on automotive related Web sites, content and/or technologies.

Capturing Integration Opportunities Within Our Business.    We believe that our business can benefit from capturing integration opportunities. In 2006, we began to integrate the efforts of our sales forces selling purchase requests and the Web Control product. We believe this integration resulted in increased selling efficiencies and sales. We continue to analyze further integration opportunities within our business.

Explore Strategic Alternatives for Non-Core Assets.    We intend to focus our efforts to develop our media-centric business. As a result, from time to time we intend to explore strategic alternatives for what we believe are non-core-assets. As part of our continuing focus on our Internet and media-centric strategy, we sold the AIC data business in the beginning of 2007 and are exploring strategic alternatives for our RPM business.

Invest in Other Core Product Initiatives Designed to Improve Lead Quality and Dealer Margins.    We believe that expanding our products and services offered to both manufacturers and dealers is critical to establishing ourselves as the premier provider of online automotive marketing services. In 2006, we launched our new Rapid Response program, the first initiative of our “Keep in Touch” (KIT) services designed to make it easier for member dealers to manage and communicate with their online customer leads. The first program of its kind, Rapid Response automatically places phone calls to member dealers, immediately notifying them—generally within seconds—each time a customer requests a price quote from their dealership during normal business hours. This unique service generated significant improvements to customer response rates and sales among dealers who participated in the program’s beta testing. Participating dealers receive an online report that provides detailed reporting on their call activity, including all incoming numbers, which numbers they actually tried to connect with, and call results and duration. In 2007, we plan to launch an Email Manager pilot program, the second phase of KIT. The program is designed to automate long-term dealership follow up for consumer leads generated through our online Web services. When a customer submits an online request to purchase a vehicle at a member dealership, the program allows us to automatically follow up with a series of up to five fully customized, dealership-exclusive branded emails broadcast periodically over a 90-day period. We regularly refine our multi-level program to further qualify consumers we send to the dealers using our services. The Autobytel Quality Verification SystemSM (QVSSM) uses filters and validation processes to identify consumers with strong purchase intent and is designed to improve purchase request quality. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We also developed a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to automotive consumers.

Continue to Build Brand Equity.    In the future we intend to focus the majority of our consumer branding efforts on MyRide.com. While we intend to maintain our network of branded Web sites for the foreseeable future, and users will have access to much of MyRide.com’s functionality on those branded Web sites, our long term goal is to make the MyRide.com property our flagship consumer property. As part of our branding, we plan to reposition the Autobytel.com brand as an industry-focused brand geared towards dealers and manufacturers, and will invest in building more awareness and equity for the brand among those groups. In the future, we intend to market and invest in creating brand equity, awareness and recognition for MyRide.com with consumers through a variety of media with a focus on Internet-based marketing. In addition, we also plan to advertise through traditional media, such as television, radio and print publications.

Provide the Highest Quality Consumer Experience On Our Web Sites.    We believe that consumer satisfaction and loyalty is heavily influenced by the consumer’s experience with our Web sites and with our dealers. In order to enhance our appeal to consumers, we intend to continue developing our Web sites by enhancing vehicle information usability and personalization. We also plan to continue compiling high quality content from third-party sources on our Web sites. We believe that consumer satisfaction with the vehicle purchasing experience is also essential to our success and the differentiation of our services from those of our competitors. We intend to continue to invest in our retail dealer training and support services to provide a consistent, high-quality alternative to the traditional vehicle buying process. We actively monitor participating retail dealers through ongoing consumer surveys and research conducted by our internal dealer support group. Retail dealers that fail to abide by our program guidelines or who generate repeated consumer complaints are reviewed and, if appropriate, terminated. We expect that MyRide.com will enhance the experience of our consumers and differentiate our services from those of our competitors.

Enforce and Strengthen our Intellectual Property Rights.    We intend to grow and advance our business, in part, through enforcing and strengthening our intellectual property rights. In 2004 we brought a claim for patent infringement against Dealix Corporation. We have entered into a settlement agreement with Dealix. The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments over three years, $12 million of which has been paid. The agreement also provides for a license from us to Dealix and The Cobalt Group of patents and patent applications and mutual releases of claims. We cannot assure that our patents will be enforceable if subjected to litigation. We regard our trademarks, service marks, brand names and patents as important to our business and intend to protect and enforce our rights with respect to such intellectual property.

Programs, Products and Services

New Vehicle Purchasing Service.    Our new vehicle purchasing service enables consumers to shop for and select a new vehicle through our Web sites, Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com and CarTV.com, by providing to consumers information about vehicles and the ability to connect with local dealers. In order to assist the consumer in shopping for a new vehicle, we provide a broad range of easy to use research tools, including the ability to research information such as pricing, features, specifications and colors. When consumers indicate they are ready to buy a vehicle, consumers can complete a purchase request online, which specifies the type of vehicle and accessories the consumers desire, along with the consumers’ contact information. We validate the consumer contact information using our proprietary Quality Verification System. We then route such information to one or more local participating dealers, if available, that sell the type of vehicle requested. We promptly return an e-mail message to the consumer with the dealership’s name and phone number and the name of the dedicated manager, if any, at the dealership. We expect retail dealers to contact the consumer within 24 hours of receiving the purchase request with a firm, haggle-free price quote for the requested vehicle. When consumers complete their purchase, they usually take delivery of their vehicle at the dealership showroom. Generally, within 10 days of the submission of a consumer’s purchase request, we contact the consumer again by e-mail to conduct a quality assurance survey that allows us to evaluate the sales process at participating retail dealers and improve the quality of dealer service.

Dealers participate in our networks by entering into contracts with us or through major dealer groups or automotive manufacturers or their automotive buying service affiliates with whom we have agreements. Generally, our retail dealer contracts are terminable on 30 days’ notice by either party. The majority of our retail fees consist of monthly subscription and transactional fees paid by dealers in our networks. We reserve the right to adjust our fees to retail dealers upon 30 days notice at any time during the term of the contract. We do not prevent dealers from entering into agreements with our competitors.

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

Autobytel’s Premium Pre-Owned program offers dealers preferred placement of their vehicle listings and greater advertising opportunities which gives dealers the ability to have more direct impact on consumers. Thumbnail photos of each vehicle listing, with multiple photo view options, are available along with links to the dealership’s Web site and online inventory. AutobytelConnect® is designed to help generate sales for dealers by listing a toll-free number next to each pre-owned vehicle. This allows consumers who prefer to speak with a representative of the dealership to call the representative directly. The “800” number can be routed to any land or mobile line, including a direct connection to the Internet department. All call activity is automatically recorded, enabling dealers to review every call, even if the call is busy, abandoned or after hours.

We expect that MyRide.com will have one of the Internet’s most comprehensive used vehicle products, utilizing search-based technology to incorporate listings of millions of vehicles. We believe MyRide.com will feature the Internet’s most advanced used car search tool, enabling MyRide.com shoppers to conduct uniquely precise searches across millions of pre-owned vehicle listings. The program is expected to offer powerful marketing advantages for dealers, including integrated pay-per-call pricing for eligible dealers, dealer specific inventory display, and sophisticated ad display and placement tools.

Finance Requests.    In addition to providing new and used car vehicle purchasing services, Car.com enables consumers to submit a credit questionnaire or request for financing. The finance requests are forwarded to the nearest participating dealer that offers financing or, if a dealer is not available, to an automotive finance institution. This program is designed to enable consumers, who may not be able to secure loans through conventional lending sources, to obtain financing and purchase their desired vehicle.

Web Control.    Our subsidiary, AVV, Inc. (AVV®) is a leading provider of dealership lead management tools, such as Web Control. Web Control is a customer management tool that enables dealers to manage Internet and walk-in sales activity, maintain customer history and activity, measure and report on marketing effectiveness, as well as establish automated marketing programs and customize sales process and workflow inside the dealership.

Automotive Download ServicesSM (ADSSM).    AVV provides dealers with data extraction services through ADS. ADS extracts data, including new and used car inventory and sales, service and finance records, from the dealership management system. Dealers use this service to post their inventory across the Internet, to report on and increase sales effectiveness, and to generate customer loyalty and retention marketing programs.

RPM.    The Retention Performance Marketing (RPM) product is designed to deliver a more efficient method for dealers and manufacturers to retain their car buying and service customers. The RPM product integrates advanced customer segmentation with personalized communications across multiple channels, including e-mail, telephone, Web sites and print media. The product filters the data in customer records, verifying contact information from within the dealership management system, then automatically outputs welcome letters or e-mails for new car buying and service customers. Service reminders and campaigns can then be sent out on a regular basis based on each customer’s specific spending, purchase and visitation habits. The product also offers clients a range of reporting and analysis capabilities. Each month, the dealership receives an executive summary that allows the dealership to measure results by showing gross revenue generated per active customer name and response rate. We are exploring strategic alternatives for our RPM business.

Training.    We believe that dealers and their employees require specialized training to learn the skills necessary to serve the Internet user and take full advantage of our proprietary systems. Therefore, we have developed an extensive training program for dealers. We believe this training is critical to enhancing our brands and reputation. We encourage retail dealers to have their representatives trained on our system. Training is conducted at regional training locations and at dealerships’ premises. In training our retail dealers, we de-emphasize traditional vehicle selling techniques and emphasize our approach of immediately responding to consumer inquiries and providing up-front competitive no-haggle pricing. Our customized program for training dealers teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to automotive consumers who have visited the Internet.

Advertising Services.    We now have multiple Web site properties on which we offer media products to automotive manufacturers and related businesses. The Web sites attract an audience of car-shopping and car-buying consumers that advertisers can target during the vehicle purchasing decision. A primary way advertisers use our Web sites to reach these consumers is through vehicle content targeting. This allows automotive marketers to reach users while they are researching specific vehicles during the shopping and buying process on our network. Most advertisers use this capability to match their own brand advertising against the same vehicle pages that users are browsing during the research process. This form of placement is also referred to as retention targeting in the online automotive industry. It enables the advertiser to communicate highly relevant messaging to users while they are researching the vehicle of interest to them. If available, some advertisers will seek to buy inventory of other competing automotive brand pages in order to achieve their objectives in capturing new market share. In supporting more brand driven objectives, we sell advertising that consists of fixed ad placement and anchor tenant opportunities. An example is the Featured Model Showcase that runs on our home page and includes an integrated module that showcases a specific vehicle. Unlike typical banner ads, the consumer is linked to a mini-site or showroom or to a specific product page on the advertiser’s site where he or she can receive more specific information on the vehicle from the advertiser. We offer other packages with similar combinations of integrated ad units targeted to key areas of our Web sites, including new, used and certified pre-owned sections. We have a direct marketing platform that helps manufacturers target in-market consumers during the often-extended car shopping process. Designed to keep the brand in consideration, Autobytel Direct allows automotive marketers to deliver specific communications through either email and postal formats to in-market consumers during their purchase cycle. If the advertiser goal is to reach out to new potential customers or retain existing interested consumers, Autobytel Direct provides an effective way to access ready to buy consumers who are still in the decision making process.

Service and Maintenance.    We believe our Web sites empower consumers with access to information and research for dealing with common service and maintenance issues.

Consumer Products and Other Services.    We offer automotive related products and services, including insurance and finance, that we market to consumers through our Web sites on behalf of participating third-party providers.

International.    We do not expect to devote substantial resources to international operations, but may continue to explore additional licensing business as opportunities arise.

Seasonality

Traditionally, our purchase request volume fluctuates with automotive industry sales volume that has some measure of seasonality. Typically volume is highest in the spring and summer, with lower volume in the fall and winter months.

Intellectual Property

We have registered service marks, including Auto-By-Tel, Autobytel.com, Autoweb, CarSmart and the Autobytel.com logo and have applied for registered service marks for MyRideTM and MyRide.comTM. We have been issued a patent directed toward an innovative method and system for forming and submitting purchase requests over the Internet and other computer networks from consumers to suppliers of goods and services. The method permits suppliers of goods or services to provide enhanced customer service by making the purchasing process convenient for consumers as well as suppliers. The patent is also directed toward the communication system used to bring consumers and suppliers closer together. The patent expires on January 14, 2019. We have also been issued a patent relating to online aftermarket accessory shopping. We cannot assure that the patents will be enforceable if subjected to litigation. We have applied for additional service marks and patents. We regard our trademarks, service marks, brand names and patents as important to our business and intend to protect and enforce our rights with respect to such intellectual property.

Competition

Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is relatively new. Competition continued to intensify in 2006 as key competitors continued to pursue the best quality consumer leads through strategic relationships, pricing, search marketing programs, and other tactics. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names and deliver satisfactory value to our customers. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We compete with other entities that maintain similar commercial Web sites, including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete with vehicle dealers. Such companies, including vehicle dealers, may already maintain or may introduce Web sites that compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation and Ford Motor Company in its partnership with its dealers through FordDirect.com. The Web Control product competes with products from companies such as Reynolds and Reynolds and The Cobalt Group. Our customer relationship management product, RPM, competes with products from other companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., Minacs, Online Administrators and Teletech.

We believe that the principal competitive factors in the online market are:

•	brand recognition,

•	dealer return on investment,

•	lead quality,

•	prices of products and services,

•	speed and quality of fulfillment,

•	strength of intellectual property,

•	field sales and customer support,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of integrated products and services,

•	ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service, and

•	technical expertise.

We cannot assure that we can compete successfully against current or future competitors, many of which have substantially more technical and financial resources as well as existing brand recognition. In addition, competitive pressures may result in increased marketing costs, decreased Web site traffic or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition.

Operations and Technology

We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance, reliable and comprehensive Web sites, enhance consumer/dealer communications, maintain the highest levels of information privacy and ensure transactional security. We currently host all our Web sites at secure data center third-party hosting facilities. The data centers include redundant power infrastructure, redundant network connectivity, fire detection and suppression systems and security systems to prevent unauthorized access. Our network and computer systems are built on industry standard technology. Network security utilizes industry standard products and practices.

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

To date, we have not expended significant resources on lobbying or related government affairs issues, but may do so in the future.

Franchise Classification.    If our relationships or written agreements with our dealers were found to be franchises under federal or state franchise laws, we could be subjected to additional regulations, including, but not limited to, licensing and increased reporting and disclosure requirements. Compliance with varied laws, regulations, and enforcement characteristics found in each state may require us to allocate both staff time and monetary resources, each of which may adversely affect our results of operations. As an additional risk, if our dealer relationships or subscription agreements are determined to establish franchises, we may be subject to limitations on our ability to quickly and efficiently effect changes in our dealer relationships in response to changing market trends, which may negatively impact our ability to compete in the marketplace.

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

In response to concerns about our marketing referral program raised by the Texas Department of Transportation, we modified our program in that state to achieve compliance. These modifications included implementing a pricing model under which all participating dealerships (regardless of brand) in a given zip code in Texas are charged uniform fees and opening our program to all dealerships that wish to apply.

In the event any other state’s regulatory requirements impose state specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such states in a manner that may undermine the program’s attractiveness to consumers or dealers. In the alternative, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our business, results of operations and financial condition could be materially and adversely affected.

Financing Related Activities.    We provide a connection through our Web sites that allows a consumer to obtain finance information and submit requests for loans to third parties. We receive marketing fees from financial institutions or dealers in connection with this advertising activity. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we intend to obtain such licenses. We may be unable to comply with a state’s regulations affecting our current operations or newly introduced services, or we could be required to incur significant fees and expenses to obtain any required license or be compelled to discontinue such operations in those states.

Insurance Related Activities.    We provide links on our Web sites to various third parties so that consumers can receive quotes for insurance coverage and extended warranty coverage from third parties and submit quote applications online through such parties’ Web sites. We receive marketing fees from such participants in connection with this advertising activity. We receive no premiums from consumers nor do we charge consumers fees for our services. All applications are completed on the respective insurance carriers’ or other third parties’ Web sites.

We do not believe that our activity requires us to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to ours. Given this uncertainty, we have proactively applied for and currently hold, through a wholly-owned subsidiary, insurance agent licenses or are otherwise authorized to engage in the sale of insurance in certain states.

Employees

As of February 28, 2007, we had 364 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Item 1A.    Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the following additional factors may affect our future results.

We have only been profitable from the fourth quarter of 2002 through the fourth quarter of 2004 and otherwise have a history of net losses. We incurred a loss in 2005 and 2006 and cannot assure that we will be profitable in the future. If we are unable to achieve profitability in the future and we continue to lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and shopping industry, none of our senior executives have long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

We have incurred losses every quarter through the third quarter of 2002 and have achieved profitability from the fourth quarter of 2002 through the fourth quarter of 2004. We incurred a loss in 2005 and 2006. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $186.1 million as of December 31, 2006.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in emerging and rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve and sustain profitability, we must, among other things:

•	generate increased vehicle shopper and buyer traffic to our Web sites,

•	successfully introduce new products and services,

•	continue to send new and used vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees,

•	expand the number of dealers in our networks and enhance the quality of dealers,

•	sustain and expand our relationships with automotive manufacturers,

•	respond to competitive developments,

•	maintain a high degree of customer satisfaction,

•	provide secure and easy to use Web sites for customers,

•	increase visibility of our brand names,

•	defend and enforce our intellectual property rights,

•	identify and successfully consummate and integrate acquisitions,

•	design and implement effective internal control systems,

•	continue to attract, retain and motivate qualified personnel, and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will be profitable in the future.

Our internal controls and procedures need to be improved.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had a material weakness in our internal control over financial reporting as of December 31, 2006. The material weakness relates to not having a sufficient complement of personnel with the appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting which contributed to an individual material weakness in accounting for accrued liabilities and related fixed assets and prepaid expense accounts. Further, the material weakness identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2006.

Management determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2005 and 2004. Because of these material weaknesses, management was unable to conclude that we maintained effective internal control over financial reporting as of December 31, 2005 and 2004 based on the criteria in the Internal Control–Integrated Framework. Further, material weaknesses identified resulted in adverse opinions by our registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2005 and 2004.

If we are unable to substantially improve our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis could be adversely affected. If our financial statements are not fairly presented, investors may not have a complete understanding of our operating results and financial condition. If our financial statements are not timely filed with the Securities and Exchange Commission, we could be delisted from The NASDAQ Global Market. If either or both of these events occur, it could have a material adverse affect on our ability to operate our business. Please see Part II “Item 9A. Controls and Procedures” for more information regarding the measures we have commenced to implement, and which we intend to implement during the course of 2007, which are designed to remediate such deficiencies in our internal controls described in our “Management’s Report on Internal Control Over Financial Reporting” set forth on page F-2 of this Annual Report on Form 10-K. The costs of remediating such deficiencies in our internal controls could adversely affect our financial condition and the results of operations. In addition, even after remedial measures discussed in Part II “Item 9A. Controls and Procedures” are fully implemented, our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

The impact of ongoing derivative and other litigation may be material. We are also subject to the risk of additional litigation in connection with the restatement of our consolidated financial statements and the potential liability from any such litigation could materially and adversely affect our business.

We restated our consolidated financial statements for the full 2002 fiscal year, the full 2003 fiscal year, the first, second and third fiscal quarters of 2003, and the first and second fiscal quarters of 2004.

Certain of our present and former directors and certain former officers are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. The parties negotiated a settlement of the action and submitted it for court approval in November 2006. The court has held a series of status conferences since the settlement was submitted, and a further status conference to discuss the settlement is currently scheduled for April 25, 2007. If the settlement is not finalized for any reason, or the court does not approve the settlement, once the stay is lifted, we intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations and financial condition.

On October 21, 2005, we received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (Stoneage). The complaint was filed in the Central District of California and names us as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical, and stem from the acquisition of Stoneage by us on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. Although the parties are engaged in ongoing mediation efforts, the plaintiffs recently requested that the arbitration stay be lifted. If the parties are unable to negotiate a resolution of this matter, we will defend these claims vigorously. We cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

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

Until the existing derivative and other litigation or any additional litigation are resolved, it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further harmed.

We are currently involved in ongoing litigation that, until resolved and unless resolved on terms that are favorable to us, could materially and adversely affect our financial condition, results of operations, and cash flow.

We are involved in a number of legal proceedings and until all such actions are resolved, we could incur substantial expenses in connection with ongoing litigation, including substantial fees for attorneys and other professional advisors. In addition, unless the actions are resolved on terms that are favorable to us, we could incur substantial expenses in connection with such litigation, which may include costs associated with any negative judgments or awards. We are also obligated to indemnify our current and former officers and directors named as defendants in such actions. These expenses, to the extent not covered by available insurance, could materially and adversely affect our financial condition, results of operations, and cash flows.

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

Our business and operations are substantially dependent on the performance of our executive officers and key employees. The loss of the services of one or more of our executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. We have and expect to continue to replace certain of our executive officers during 2006 and 2007. If we are unable to effectively integrate new executive officers our business, results of operations and financial condition may be materially adversely affected.

If a more media-centric advertising-driven business model, including launching the MyRide.com Web site, is not successful, we may not be able to be profitable in the future.

In 2006, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model. Towards that end, we expect to launch the MyRide.com Web site and other products and services this year. Demand and market acceptance for newly introduced services and products over the Internet are subject to uncertainty and we have no assurance that consumers and other automotive participants will accept and use our new products and services. If consumers and other automotive participants fail to accept and use our new products and services or acceptance is at a lower level than anticipated, our strategy of focusing on a more media-centric advertising-driven business model will not be successful. Accordingly, we cannot assure that we will be profitable in the future.

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

We may reduce, reconfigure or eliminate exclusive territories currently assigned to Autobytel.com, CarSmart.com or Car.com retail dealers. If a retail dealer is unwilling to accept a reduction, reconfiguration or elimination of its exclusive territory, it may terminate its relationship with us. A retail dealer also could sue to prevent such reduction, reconfiguration or elimination, or collect damages from us. A material decrease in the number of retail dealers participating in our networks or litigation with retail dealers could have a material adverse effect on our business, results of operations and financial condition.

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

Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is relatively new. Competition continued to intensify in 2006 as key competitors continued to pursue the best quality consumer leads through strategic relationships, pricing, search marketing programs, and other tactics. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names and deliver satisfactory value to our customers. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We compete with other entities which maintain similar commercial Web sites including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete with vehicle dealers. Such companies, including vehicle dealers, may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation and Ford Motor Company in its partnership with its dealers through FordDirect.com. The Web Control product competes with products from companies such as Reynolds and Reynolds and The Cobalt Group. Our customer relationship management product, RPM, competes with products from other companies that provide marketing services to automotive manufacturers and dealers, including Reynolds and Reynolds, TVI Inc., Minacs, Online Administrators and Teletech.

We believe that the principal competitive factors in the online market are:

•	brand recognition,

•	dealer return on investment,

•	lead quality,

•	prices of products and services,

•	speed and quality of fulfillment,

•	strength of intellectual property,

•	field sales and customer support,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of integrated products and services,

•	ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service, and

•	technical expertise.

We cannot assure that we can compete successfully against current or future competitors, many of which have substantially more technical and financial resources as well as existing brand recognition. In addition, competitive pressures may result in increased marketing costs, decreased Web site traffic or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

•	our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

•	the announcement or introduction of new or enhanced sites such as MyRide.com, services and products by us or our competitors,

•	general economic conditions and economic conditions specific to the Internet, online commerce or the automotive industry,

•	a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by us,

•	our ability to upgrade and develop our systems and infrastructure and to attract new personnel in a timely and effective manner,

•	the level of traffic on our Web sites and other sites that refer traffic to our Web sites,

•	technical difficulties, system downtime, Internet brownouts or electricity blackouts,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure,

•	costs of ongoing litigation and any adverse judgments resulting from such litigation,

•	costs of defending and enforcing our intellectual property rights,

•	governmental regulation, and

•	unforeseen events affecting the industry.

Seasonality is likely to cause fluctuations in our operating results. Investors may not be able to predict our annual operating results based on a quarter to quarter comparison of our operating results.

Traditionally, our purchase request volume fluctuates with automotive industry sales volume that has some measure of seasonality. Typically volume is highest in the spring and summer, with lower volume in the fall and winter months. As seasonality occurs, investors may not be able to predict our annual operating results based on a quarter to quarter comparison of our operating results. Seasonality in the automotive industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, results of operations and financial condition.

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

We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to us or our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, could cause our purchase request volume or quality to decline. If this occurs, dealers may no longer be satisfied with our services and may terminate their relationships with us or force us to decrease the fees we charge for our services. If dealers terminate their relationships with us or force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. A number of our agreements with online service providers may be terminated without cause. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. If we cannot maintain or replace our relationships with online service providers, our revenues may decline which could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the MyRide.com, Autobytel.com, Autoweb.com, Car.com, CarSmart.com and other brands will depend largely on our ability to obtain a leadership position in Internet commerce. If dealers and manufacturers do not perceive us as an effective channel for increasing vehicle sales, or consumers do not perceive us as offering reliable information concerning new and used vehicles, as well as referrals to high quality dealers, in a user-friendly manner that reduces the time spent for vehicle purchases and services, we will be unsuccessful in promoting and maintaining our brands. Our brands may not be able to gain widespread acceptance among consumers or dealers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

We are a relatively new business in an emerging industry and need to manage the introduction of new products and services in order to avoid increased expenses without corresponding revenues.

We have been introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for automotive marketing services. Introducing new or enhanced products and services, such as MyRide.com, requires us to increase expenditures before we generate revenues. For example, we may need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, results of operations and financial condition.

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

We provide links on our Web sites so consumers can receive quotes for insurance coverage from third parties and submit quote applications online through such parties’ Web sites. We receive fees from such participants in connection with this advertising activity. We do not believe that such activities require us to be licensed under state insurance laws. The use of the Internet in the marketing of insurance products, however, is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to activities similar to ours. Given these uncertainties, we currently hold, through a wholly-owned subsidiary, insurance agent licenses or are otherwise authorized to transact insurance in certain states.

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

We may evaluate potential acquisitions which we believe will complement or enhance our existing business. If we acquire other companies in the future, it may dilute the value of existing stockholders’ ownership. The impact of dilution may restrict our ability or otherwise not allow us to consummate acquisitions. Issuance of equity securities may restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and acquired intangible assets if we acquire another company or business, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.

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

Further, the stock markets, and in particular The NASDAQ Global Market, have experienced price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates, energy prices, international currency fluctuations, terrorist acts, military actions or wars, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

Changing legislation affecting the automotive industry could require increased regulatory and lobbying costs and may harm our business.

Our services may result in changing the way vehicles are marketed and sold which may be viewed as threatening by new and used vehicle dealers who do not subscribe to our programs. Such businesses are often represented by influential lobbying organizations, and such organizations or other persons may propose legislation which could impact the evolving marketing and distribution model which our services promote. Should current laws be changed or new laws passed, our business, results of operations and financial condition could be materially and adversely affected. As we introduce new services, we may need to comply with additional licensing regulations and regulatory requirements.

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

Our ability to compete depends upon our proprietary systems and technology. While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. As part of our confidentiality procedures, we generally enter into confidentiality agreements with our employees and consultants and limit access to our trade secrets and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims or infringement or invalidity. We filed one such lawsuit to protect one of our patents and have since entered into a settlement agreement relating thereto. Future litigation, even if successful, could result in substantial costs and diversion of resources and management attention and could materially adversely affect our business, results of operations and financial condition. Misappropriation of our intellectual property or potential litigation could also have a material adverse effect on our business, results of operations and financial condition.

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

We also enter into agreements with other companies under which any revenue that results from the purchase or use of services through direct links to or from our Web sites or on our Web sites is shared. Such arrangements may expose us to additional legal risks and uncertainties, including disputes with such parties regarding revenue sharing, local, state and federal government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our headquarters are located in a single office complex in Irvine, California. We lease a total of approximately 63,000 square feet. The lease expires in September 2010. AVV is located in a single office building in Westerville, Ohio and occupies approximately 14,600 square feet. The lease expires in September 2009. Car.com is located in a single suite in an office building in Troy, Michigan and occupies approximately 4,700 square feet. The lease expires in January 2011. CarTV is located in an industrial building in Santa Ana, California and occupies approximately 3,600 square feet. The lease expires in February 2008.

We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3.    Legal Proceedings

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. The complaints against the Company have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those focus cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in our case.

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Among other provisions, if it is finally approved by the Court, the issuers’ settlement provides for a release of the Company and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan preliminary agreement, if approved, would offset the insurers’ obligation to cover the remainder of plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan preliminary agreement to settle is finalized, and then preliminarily and finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan preliminary agreement.

It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be directly covered and paid by its insurance carriers. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is finalized, then preliminarily and finally approved by the Court, the Company’s maximum financial obligation would be less than $2.7 million.

There is no assurance that the Court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

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

On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in the focus cases and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those focus cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Autoweb case.

Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Among other provisions, if it is finally approved by the Court, the issuers’ settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan preliminary agreement, if approved, would offset the insurers’ obligation to cover the remainder of plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan preliminary agreement to settle is finalized, and then preliminarily and finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan preliminary agreement.

It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by Autoweb. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is finalized, then preliminarily and finally approved by the Court, Autoweb’s maximum financial obligation would be less than $2.7 million.

There is no assurance that the Court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

We reviewed the above class action matters and do not believe that it is probable that a loss contingency has occurred; therefore, we have not recorded a liability against these claims as of December 31, 2006.

On September 24, 2004, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, we asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. In December 2006, we entered into a settlement agreement with Dealix relating to the lawsuit. The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments, $12.0 million of which was paid to us on March 13, 2007, with the remainder to be paid out in installments of approximately $2.7 million on the next three annual anniversary dates of the initial payment. The remaining payments subsequent to the initial payment are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. The agreement also provides for a license from us to Dealix and The Cobalt Group of patents and patent applications and mutual releases of claims.

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

In addition, certain current and former directors and certain former officers of ours are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. The parties negotiated a settlement of the action and submitted it for court approval in November 2006. The court has held a series of status conferences since the settlement was submitted, and a further status conference to discuss the settlement is currently scheduled for April 25, 2007. If the settlement is not finalized for any reason, or the court does not approve the settlement, once the stay is lifted, we intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of such litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations, financial condition and cash flows. We have not recorded a liability against this claim as of December 31, 2006.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names us as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by us on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. Although the parties are engaged in ongoing mediation efforts, the plaintiffs recently requested that the arbitration stay be lifted. If the parties are unable to negotiate a resolution of this matter, we will defend these claims vigorously. We cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows. We have not recorded a liability against this claim as of December 31, 2006.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, has been quoted on The NASDAQ Global Market or its predecessor since March 26, 1999, and currently trades under the symbol “ABTL”. Prior to this time, there was no public market for our common stock. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock as reported on The NASDAQ Global Market.

Year	High	Low
2005
First Quarter	$6.26	$4.62
Second Quarter	$5.55	$3.57
Third Quarter	$5.99	$4.20
Fourth Quarter	$5.55	$4.22
2006
First Quarter	$5.16	$4.01
Second Quarter	$4.83	$2.81
Third Quarter	$3.48	$2.55
Fourth Quarter	$3.74	$2.83

As of February 28, 2007, there were 546 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We intend to retain all of our future earnings, if any, for use in our business, and therefore we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite, the Russell 2000 Index and the Russell 3000 Index. In 2003, our common stock was included for the first time in the Russell 3000 Index. The graph assumes the investment of $100 on December 31, 2001. The data regarding us assumes an investment at the closing price of $1.72 per share of our common stock on December 31, 2001. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
Autobytel	$100.00	$162.32	$528.12	$350.14	$286.38	$202.90
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provide detailed information regarding acquisitions, deconsolidation, impairment, discontinued operation, restructuring and other charges which have impacted our results of operation and financial condition and affect the comparability of the financial data provided below. The Statement of Operations Data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the Balance Sheet Data as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements. In the Statements of Operations Data, the revenues and expenses of our AIC business have been aggregated as discontinued operations and stated separately from the respective captions of continuing operations for all periods presented. Expenses included in discontinued operations represent direct costs of our AIC business that we believe will be eliminated from future operations as a result of the sale of our AIC business. The Balance Sheet Data for 2006 excludes the assets and liabilities of our AIC business which were classified as held for sale at December 31, 2006.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Statements of Operations Data:
Revenues	$111,090	$122,054	$119,089	$84,823	$75,501
Costs and expenses:
Cost of revenues	55,265	52,189	50,680	36,523	36,647
Sales and marketing	26,635	26,872	25,434	19,029	14,300
Product and technology development	22,622	20,906	17,608	12,185	16,077
General and administrative	39,223	30,004	18,485	9,899	10,260
Amortization of acquired intangible assets	1,405	1,540	1,157	62	—
Autobytel.Europe restructuring, impairment and other international charges	—	—	—	—	15,015
Domestic restructuring and other charges, net	—	—	—	(27)	(58)

Total costs and expenses	145,150	131,511	113,364	77,671	92,241

Operating (loss) income	(34,060)	(9,457)	5,725	7,152	(16,740)
Loss on recapitalization of Autobytel.Europe	—	—	—	—	(4,168)
Other income, net	1,817	3,131	855	946	206

(Loss) income from continuing operations before income taxes and minority interests	(32,243)	(6,326)	6,580	8,098	(20,702)
Provision for income taxes	(34)	(228)	(430)	(8)	(6)
Minority interest	(21)	(249)	(124)	—	866

(Loss) income from continuing operations	(32,298)	(6,803)	6,026	8,090	(19,842)
Income (loss) from discontinued operations	830	545	(189)	(1,763)	(1,206)

Net (loss) income	$(31,468)	$(6,258)	$5,837	$6,327	$(21,048)

Basic (loss) income per share from continuing operations	$(0.76)	$(0.16)	$0.15	$0.23	$(0.64)

Diluted (loss) income per share from continuing operations	$(0.76)	$(0.16)	$0.14	$0.21	$(0.64)

Basic net (loss) income per share	$(0.74)	$(0.15)	$0.14	$0.18	$(0.68)

Diluted net (loss) income per share	$(0.74)	$(0.15)	$0.13	$0.17	$(0.68)

	December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,743	$33,353	$24,287	$45,643	$27,543
Restricted cash	360	241	9,053	—	28
Short-term investments	3,000	12,000	16,500	9,991	—
Working capital	25,066	48,426	49,983	53,782	26,093
Long-term investments	—	3,000	12,000	6,000	—
Total assets	124,694	147,328	160,717	98,509	57,399
Non-current liabilities	195	152	8	178	255
Accumulated deficit	(186,087)	(154,619)	(148,361)	(154,198)	(160,525)
Stockholders’ equity	$103,818	$128,347	$136,067	$84,004	$44,156

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

Basis of Presentation

We sold certain assets and liabilities of the AIC data business, our price and specification business, on January 31, 2007. Accordingly, our AIC business is presented in the consolidated financial statements as a discontinued operation. As a discontinued operation, revenues and expenses of our AIC business have been aggregated and stated separately from the respective captions in continuing operations in the Consolidated Statements of Operations. Expenses included in discontinued operations are direct costs of our AIC business that we believe will be eliminated from future operations as a result of the sale of our AIC business. Assets and liabilities that are included in the sale of our AIC business have been aggregated and classified as held for sale under current assets and current liabilities, respectively, in our Consolidated Balance Sheet as of December 31, 2006. All other references to operating results reflect our ongoing operations, excluding our AIC business.

Overview

We are an automotive media and marketing services company that helps dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising, primarily through the Internet. We own and operate automotive Web sites, including Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com and CarTV.com. We are among the largest automotive shopping content networks and reach millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions. We are also a leading provider of customer relationship management (CRM) products and programs, consisting of lead management products, customer loyalty and retention marketing programs.

In 2006, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model, increasing the focus on providing best-of-class marketing and media services for our dealer and manufacturer customers, and better capturing integration opportunities between our businesses. Toward that end, in 2007, we announced that we expect to launch our next generation consumer Web site, MyRide.com, in the first half of the year. We believe MyRide.com will be the first fully-integrated automotive vertical search web experience, and will provide consumers with a single comprehensive gateway to broad and relevant automotive information available on the Internet oriented toward the entire consumer automotive lifecycle—from finding and purchasing a new or used vehicle, enhancing a vehicle with parts and accessories, finding local in-market vehicle services, and accessing extensive multimedia and user-generated automotive content. We also expect MyRide.com to have one of the Internet’s most comprehensive used vehicle products, utilizing search-based technology to incorporate listings of millions of vehicles. In 2006, these strategic initiatives resulted in an investment of approximately $1.2 million in operating expenses and approximately $3.0 million in capital expenditures.

In November 2006, we began to explore strategic alternatives for our Retention Performance Marketing (RPM) business and our AIC data business. In February 2007, we announced that we sold the AIC data business to R. L. Polk & Co. We are continuing to explore strategic alternatives for the RPM business. We established a retention plan for employees of these businesses. The cost was $0.1 million for the AIC data business and is expected to be approximately $0.4 million for the RPM business which is based on the number of current employees of the RPM business.

In 2004, we brought a lawsuit for patent infringement against Dealix Corporation. In December 2006, we entered into a settlement agreement with Dealix. The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments, $12.0 million of which was paid to us on March 13, 2007, with the remainder to be paid out in installments of approximately $2.7 million on the next three annual anniversary dates of the initial payment. The remaining payments subsequent to the initial payment are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate.

In December 2005, the owners of Autobytel.Europe agreed to dissolve the company. We completed the dissolution of Autobytel.Europe in February 2007 and received $0.2 million from Autobytel.Europe.

Our results of operations have been affected in 2006, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the automotive industry;

•	the effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	a decline in purchase requests delivered to our retail and enterprise dealers;

•	variations in spending by automotive manufacturers on our advertising services;

•	costs associated with enforcing our intellectual property rights;

•

stock compensation expense as a result of adopting the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”;

•	increased spending with third parties who direct search queries to our Web sites;

•	the implementation of certain strategic initiatives, including those described above;

•	costs associated with the separation of certain employees and the realignment and reduction of our workforce;

•	costs associated with relocating certain newly hired employees to our corporate office; and

•	costs associated with defending claims and lawsuits filed against us and certain current and former directors and officers relating to the restatements of our consolidated financial statements.

On January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost of $5.4 million was recognized in 2006, which includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of December 31, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). See Note 2. of the “Notes to Consolidated Financial Statements” in Part IV “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

As of December 31, 2006, we had $25.7 million in domestic cash, cash equivalents, and short-term investments.

Net cash used in operating activities was $18.8 million in 2006. In 2007, we may continue to use cash in excess of cash generated from operations.

During 2006, we changed how we calculate the number of vehicle lead referral customers. We now calculate a vehicle lead referral customer based on the dealership physical establishment not on the dealer franchise, and we count a customer in a single physical establishment who subscribes to more than one of our new car lead referral programs as one customer. A dealership at a particular physical establishment is considered a single dealership even though it may encompass multiple franchises that use one or more of our new car lead referral programs. Going forward, we will disclose lead referral dealerships for our new car lead referral programs in the aggregate and for our used car lead referral program, and will not count suspended dealers as customers. As an example of how we calculate these customers, a dealer with three different franchises in a single physical establishment that subscribes to the Autoweb.com and Autobytel.com new car lead referral programs for such franchises is counted as one customer. As a further example, a dealership in a single physical establishment that subscribes to the Autobytel.com new car lead referral program and to our used car lead referral program is counted as two customers.

Our lead referral dealerships sell domestic and imported makes of vehicles and light trucks in the United States. As of December 31, 2006 and 2005, our new car lead referral dealerships, excluding lead referral enterprise dealerships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 2,300 and 2,290, respectively. At December 31, 2006 and 2005, our used car lead referral dealerships, excluding lead referral enterprise dealerships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 1,390 and 1,300, respectively. Additionally, through our enterprise sales initiatives, we have 9 direct relationships with automotive manufacturers or their automotive buying service affiliates encompassing 19 brands.

A majority of our revenue from lead referral dealerships is derived from retail dealerships and enterprise dealerships with major dealer groups. In addition, as of December 31, 2006, our finance lead referral network included approximately 380 relationships with retail dealerships, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. Participants in the finance referral network receive requests to arrange financing for the purchase of an automobile.

As of December 31, 2006, there were approximately 2,610 CRM customer relationships using our Web Control lead management product, and approximately 1,030 CRM customer relationships using our RPM customer loyalty and retention marketing program. Web Control customer relationships are accounted for based on the number of customers using the Web Control product, rather than the number of franchises owned by a given customer. A dealer that subscribes to our Web Control product and RPM program account for two CRM customer relationships. We no longer include iManager® (our legacy lead management tool) product relationships within CRM customer relationships, as we are offering dealers who use iManager the opportunity to migrate to our Web Control product.

The number of dealerships and customer relationships as of December 31, 2006 and 2005 referred to above was determined in conformity with the methodology described above.

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

We delivered approximately 3.0 million and 3.5 million purchase requests through our online systems to retail and enterprise dealers in 2006 and 2005, respectively. Of these, approximately 1.9 million and 2.2 million were delivered to retail dealers in 2006 and 2005, respectively, and approximately 1.1 million and 1.3 million were delivered to enterprise dealers in 2006 and 2005, respectively. The number of purchase requests we delivered to our retail and enterprise dealers in 2006 reflects a decline from 2005. In 2006, we took action to increase the quality of purchase requests we deliver to dealers and reduced the number of Internet purchase request providers from which we purchase such requests. We believe this was a contributing factor to the decline in purchase requests we delivered to dealers in 2006 compared to 2005.

Additionally, we delivered approximately 0.8 million finance requests in both 2006 and 2005 to retail dealers, finance request intermediaries, and automotive finance companies.

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

CRM services consist of fees paid by customers who use our customer retention and lead management products. Customer retention and lead management products consist of Web Control, our customer lead management product, RPM, and Automotive Download Services, our data extraction service. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products.

Other revenues include fees from classified listings for used cars, international licensing agreements, internet sales training and other products and services.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements. There can be no assurance that actual results will not differ from our estimates and assumptions. For a detailed discussion of the application of these and other accounting policies, see Note 2. of the “Notes to Consolidated Financial Statements” in Part IV “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Revenue Recognition.    We recognize revenues when earned as defined by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” SAB No. 104 considers revenue realized after all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

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

The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated allowance for bad debts are recorded as an increase in general and administrative expenses and are based on factors such as historical write-off percentages and the current aging of accounts receivables. Reductions in the estimated allowance for bad debts are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts and have no impact on operating expenses.

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

As of December 31, 2006, our estimated allowances for bad debts and customer credits have decreased to $0.8 million, or 4% of gross accounts receivable from $1.1 million, or 6%, of gross accounts receivable as of December 31, 2005.

Capitalized Internal Use Software and Web site Development Costs.    We capitalize costs, including share-based compensation costs, to develop internal use software under the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalize Web site development costs under EITF Issue 00-2, “Accounting for Web Site Development Costs” and SOP 98-1. SOP 98-1 and EITF Issue 00-2 require the capitalization of external and internal computer software costs and Web site development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years. Capitalized Web site development costs, once placed in service, will be amortized using the straight-line method over the estimated useful life. These costs are subject to periodic reviews and evaluations for indications that the software may no longer be expected to provide any service potential or placed in service for its intended use.

Changes in strategy and/or market conditions could significantly impact the estimated value of our capitalized software and Web site development costs. We use estimates and make assumptions to determine the related estimated useful lives and the fair value of capitalized software and Web site development costs. In future periods, if the carrying value of capitalized software or Web site development costs is determined to be in excess of the estimated fair value, we will recognize a non-cash charge for the impairment of capitalized software or Web site development costs. As of December 31, 2006, we had capitalized software and Web site development costs, net of amortization, of $2.9 million.

Goodwill.    The determination as to whether events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable involves our judgment. In addition, should we conclude that recoverability of goodwill is in question, the market approach is used to determine whether goodwill is recoverable and, if not, the final determination of the fair value of the asset is also based on our judgment. These judgments can be impacted by a variety of underlying assumptions, such as the general business climate, effectiveness of competition and supply and cost of resources. Accordingly, actual results can differ significantly from the assumptions made by us in making our estimates. Future changes in our estimates could result in indicators of impairment and actual impairment charges where none exist as of the date of this Annual Report on Form 10-K. In future periods, if goodwill is determined to be impaired we will recognize a non-cash charge equal to the excess of the carrying value over the determined fair value. Absent any interim evidence of impairments, we perform our annual impairment test of goodwill on June 30 of each year. No impairment charge of goodwill was recognized in 2006, 2005 and 2004. As of December 31, 2006, the balance of goodwill was $70.7 million.

Loss Contingencies.    We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. We are required to record a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. Any legal fees expected to be incurred in connection with a contingency are expensed as incurred.

Income Taxes.    We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance, if necessary, to reduce deferred tax assets to an amount we believe is more likely than not to be realized.

In the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax expense and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax planning strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. At the end of each reporting period, we evaluate whether it is more likely than not that our deferred tax assets are not realizable. At December 31, 2006 and 2005, we were unable to assert that more likely than not our deferred tax assets will be realized. However, our assessment may change in future periods if we generate positive operating results. A change in our assessment and the corresponding reduction of valuation allowance would generally impact our provision for income taxes in the period of such change.

Share-Based Compensation Expense.    Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123(R), we recognize share-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS No. 123(R) adoption, we accounted for share-based payments under APB

Opinion No. 25 and, accordingly, generally recognized no compensation expense related to share-based awards as awards were generally granted at fair value at the date of grant and accounted for forfeitures as they occurred.

Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility, and expected pre-vesting option forfeitures. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior, using a lattice expected term model. We estimate the volatility of the price of our common stock at the date of grant based on historical volatility of the price of our common stock for a period equal to the expected term of the awards. We have used historical volatility because we have a limited number of options traded on our common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. We estimate the forfeiture rate based on historical experience of our share-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2. of the “Notes to Consolidated Financial Statements” in Part IV “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2006	2005	2004
Revenues	100%	100%	100%

Costs and expenses:
Cost of revenues	50	43	43
Sales and marketing	24	22	21
Product and technology development	20	17	15
General and administrative	35	25	15
Amortization of acquired intangible assets	1	1	1

Total costs and expenses	130	108	95

Operating (loss) income	(30)	(8)	5
Other income	1	3	—

(Loss) income from continuing operations before income taxes and minority interest	(29)	(5)	5
Provision for income taxes	—	—	—
Minority interest	—	—	—

(Loss) income from continuing operations	(29)	(5)	5
Income (loss) from discontinued operations	1	—	—

Net (loss) income	(28)%	(5)%	5%

Revenues by groups of similar services are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenues:
Lead fees	$67,496	$77,513	$84,822
Advertising	17,505	19,207	13,695
CRM services	25,283	24,121	18,959
Other	806	1,213	1,613

Total revenues	$111,090	$122,054	$119,089

2006 Compared to 2005

Revenues.    Our revenues decreased by $11.0 million, or 9%, to $111.1 million in 2006 compared to $122.1 million in 2005.

Lead Fees.    Lead fees decreased by $10.0 million, or 13%, to $67.5 million in 2006 compared to $77.5 million in 2005. The decrease was primarily due to a decline in the purchase requests delivered to our retail and enterprise dealers coupled with a lower average selling price per retail purchase request. This decline was partially offset by an increase in the average sales price per finance request delivered. The decline in retail purchase requests was primarily due to a lower average monthly delivery of purchase requests per dealer.

Advertising.    Advertising revenue decreased by $1.7 million, or 9%, to $17.5 million in 2006 compared to $19.2 million in 2005. The decrease was primarily due to lower spending by automotive manufacturers with our Web properties.

CRM Services.    CRM services increased by $1.2 million, or 5%, to $25.3 million in 2006 compared to $24.1 million in 2005. The increase was due to a $1.0 million increase in fees primarily from Web Control products and a $0.2 million increase in RPM revenue. The increase in Web Control products was primarily due to an increase in the average fee per customer, offset by a decline in the number of customers using Web Control. The increase in RPM revenue was primarily due to an increase in the number of customer relationships, offset by a decline in the average fee per customer.

Other.    Other revenues decreased by $0.4 million, or 34%, to $0.8 million in 2006 compared to $1.2 million in 2005. The decrease was primarily due to a $0.1 million decrease in fees from classified advertising that was discontinued in the second quarter of 2005, a $0.1 million decrease in international licensing fees as a result of the substantially complete liquidation of Autobytel.Europe in the fourth quarter of 2005, a $0.1 million decline in fees from training and a $0.1 million decrease in other revenue.

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

Cost of revenues increased by $3.1 million or 6% to $55.3 million in 2006 compared to $52.2 million in 2005. This represents 50% and 43% of total revenues for 2006 and 2005, respectively. The increase was primarily due to a $3.0 million increase in TAC, a $0.9 million increase in printing, production and postage costs and a $0.1 million increase in other costs. These increases were partially offset by a $0.5 million decrease in amortization of capitalized internal use software and acquired intangible assets and a $0.4 million decrease in personnel and related costs. The increase in TAC was primarily due to our increased spending with third parties who direct search queries to our Web sites and an increase in the costs of finance requests acquired from third parties, partially offset by a decrease in the number of purchase requests acquired directly from third parties. The increase in printing, production and postage costs was primarily due to the increase in customer loyalty and retention program volume in our RPM business. The decrease in amortization of capitalized internal use software and acquired intangible assets was due to certain costs that were fully amortized in 2005. The decrease in personnel and related costs was primarily due to a decline in headcount.

Sales and Marketing.    Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. Sales and marketing expense decreased by $0.2 million, or 1%, to $26.6 million in 2006 compared to $26.9 million in 2005. This represents 24% and 22% of total revenues for 2006 and 2005, respectively. The decrease was primarily due to a $1.3 million decline in advertising spending and a $0.2 million decrease in other costs, offset by a $1.3 million increase in stock compensation expense as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006.

Product and Technology Development.    Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Product and technology development expense increased by $1.7 million, or 8%, to $22.6 million in 2006 compared to $20.9 million in 2005. This represents 20% and 17% of total revenues for 2006 and 2005, respectively. The increase was primarily due to:

•	increased stock compensation expense of $1.1 million as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006,

•	increased professional fees of $0.6 million, which was primarily due to spending with third parties to assist us with the implementation of certain strategic initiatives,

•	an increase in depreciation expense of $0.6 million, which was primarily due to an increase in purchases of equipment,

•	a $0.3 million charge associated with the write-off of a capitalized internal use software no longer being developed or expected to be placed in service for its intended use, and

•	an increase in relocation costs of $0.4 million associated with the relocation of certain newly hired employees to our corporate office.

These increases were offset by lower personnel and related costs of $1.0 million, a $0.2 million decrease in telephone costs and a $0.1 million decrease in other costs. The decrease in personnel and related costs was due to an increase in personnel costs relating to software development that were capitalized under SOP 98-1 and reduced headcount.

General and Administrative.    General and administrative expense consists of executive, financial and legal personnel expenses, and costs related to being a public company. General and administrative expense increased by $9.2 million, or 31%, to $39.2 million in 2006 compared to $30.0 million in 2005. This represents 35% and 25% of total revenues for 2006 and 2005, respectively. The increase was primarily due to an:

•	increase in legal fees of $8.6 million associated with enforcing our intellectual property rights,

•	increase in stock compensation expense of $2.8 million as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006,

•

increase in compensation costs of $1.3 million, which includes $0.6 million associated with the separation of certain employees and $0.1 million associated with the realignment and reduction of our workforce,

•	increased professional fees of $0.6 million primarily due to spending with third parties to assist us with the implementation of certain strategic initiatives,

•	increase in temporary personnel costs of $0.3 million,

•	increase in relocation costs of $0.5 million associated with the relocation of certain newly hired employees to our corporate office, and

•	increase of $0.1 million in other costs.

These increases were offset by a:

•

decrease in costs associated with the preparation and audits of our consolidated financial statements of $3.4 million, which were primarily due to professional fees incurred during the first six months of 2005 associated with the internal review and restatements of our consolidated financial statements,

•	decrease in bad debt expense of $0.5 million,

•	decrease in other legal fees of $0.7 million associated with defending purported class action and derivative lawsuits filed against us and other legal matters, and

•	reimbursement of $0.4 million by our insurance carrier for specific legal costs incurred associated with defending purported class and derivative action lawsuits and other claims.

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets represents the amortization of customer relationships and domain name recorded as part of the AVV, iDriveonline and Stoneage acquisitions. Amortization of acquired intangible assets decreased by $0.1 million to $1.4 million in 2006 compared to $1.5 million in 2005.

Interest Income.    In 2006, interest income increased by $0.2 million, to $1.8 million compared to $1.6 million in 2005. The increase in interest income was due to the investment of our cash in accounts yielding higher interest rates.

Minority Interest.    Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder. In February 2007, Autobytel.Europe was dissolved.

Income Taxes.    In 2006, a minimal provision for state income taxes has been recorded compared to $0.2 million in 2005. No provision for federal income taxes has been recorded as we generated taxable losses through December 31, 2006.

Income (loss) from discontinued operations.    Income (loss) from discontinued operations represents the operations of our AIC business which was sold in January 2007. We will not have any significant continuing involvement in the operations of the AIC business.

2005 Compared to 2004

Revenues.    Our revenues increased by $3.0 million, or 2%, to $122.1 million in 2005 compared to $119.1 million in 2004. The revenue increase was due to growth in advertising and CRM services. Advertising and CRM services growth benefited by us having owned the operation of Car.com and iDriveonline, respectively, for a full year.

Lead Fees.    Lead fees decreased by $7.3 million, or 9%, to $77.5 million in 2005 compared to $84.8 million in 2004. The decrease was due to a decline in purchase requests delivered to our retail and enterprise dealers of 0.5 million and 0.2 million, respectively, offset by an increase of 0.3 million finance requests delivered to dealers, finance request intermediaries and automotive finance companies. The decrease in purchase request delivered to retail dealers was primarily due to a lower average monthly delivery of purchase requests per dealer coupled with a decline in our retail dealer relationships. The decrease in purchase requests delivered to our enterprise dealers was primarily due to a lower average monthly delivery of purchase requests to our enterprise dealers. The increase in finance requests was primarily due to an increase of approximately 80 retail dealers, finance request intermediaries, and automotive finance companies who participate in the Car.com finance referral network and the benefit of us having owned the operation of Car.com for a full year in 2005 compared to approximately nine months in 2004.

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

Other.    Other revenues decreased by $0.4 million or 25%, to $1.2 million in 2005 compared to $1.6 million in 2004. The decrease was primarily due to a $0.3 million decrease in fees from classified advertising that was discontinued in the second quarter of 2005 and a $0.1 million decrease in fees from a program offered to credit unions that was discontinued in the fourth quarter of 2004.

Cost of Revenues.    Cost of revenues increased by $1.5 million or 3% to $52.2 million in 2005 compared to $50.7 million in 2004. This represents 43% of total revenues in both 2005 and 2004. The increase was due to a $2.0 million increase in printing, production, and postage costs, a $0.2 million increase in TAC and a $0.2 million increase in amortization of acquired technology. The increase was offset by a $0.7 million decrease in amortization of capitalized internal use software and a $0.2 million decrease in depreciation expense. The increase in printing, production and postage costs was primarily due to the increase in customer loyalty and retention program volume in our RPM business. The increase in amortization of acquired technology was a result of the acquisitions of Stoneage and iDriveonline. The decrease in amortization of capitalized internal use software and depreciation was due to certain costs that were fully amortized and depreciated in 2004.

Sales and Marketing.    Sales and marketing expense increased by $1.4 million, or 6%, to $26.9 million in 2005 compared to $25.4 million in 2004. This represents 22% and 21% of total revenues for 2005 and 2004, respectively. The increase was due to a $2.1 million increase in costs associated with sales and customer support, a $0.1 million increase in marketing personnel and related costs and a $0.1 million increase in other costs, offset by a $0.9 million decrease in advertising expenses. The increase in sales and customer support and marketing personnel and related costs was due to higher personnel costs related to increased headcount and severance costs associated with the separation of two employees from us.

Product and Technology Development.    Product and technology development expense increased by $3.3 million, or 19%, to $20.9 million in 2005 compared to $17.6 million in 2004. This represents 17% and 15% of total revenues for 2005 and 2004, respectively. The increase was due to higher personnel and related costs of $2.4 million, a $0.1 million in severance costs associated with the separation of three employees from us, a $0.3 million in retention and severance costs associated with the relocation of the Houston office, a $0.3 million increase in telephone costs related to our voice communications and a $0.2 million increase in other costs. The higher personnel and related costs are associated with the increase in headcount, largely from the acquisitions of iDriveonline and Stoneage.

General and Administrative.    General and administrative expense increased by $11.5 million, or 62%, to $30.0 million in 2005 compared to $18.5 million in 2004. This represents 25% and 15% of total revenues for 2005 and 2004, respectively. The increase was primarily due to:

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

•	increase in temporary personnel costs of $1.5 million,

•	increase in compensation costs of $1.2 million,

•	increase in the estimated provision for bad debt of $0.6 million, and

•	increase in insurance costs of $0.4 million.

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

Income (loss) from discontinued operations.    Income (loss) from discontinued operations represents the operations of our AIC business which was sold in January 2007. We will not have any significant continuing involvement in the operations of the AIC business.

Stock Options Granted in 2006

In 2006, we granted (i) stock options to purchase 3,017,500 shares of common stock under our 1996 Stock Incentive Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, 2000 Stock Option Plan, Amended and Restated 2001 Restricted Stock and Option Plan, 2004

Restricted Stock and Option Plan, and 2006 Inducement Stock Option Plan and 173,714 shares of common stock under our 1996 Employee Stock Purchase Plan and (ii) an inducement stock option to purchase 1,000,000 shares of common stock to Mr. Riesenbach. The stock options were granted at our common stock closing price on the date of grant. Of the inducement stock options to purchase 1,000,000 shares of common stock granted to Mr. Riesenbach, performance-based options to purchase 400,000 shares of common stock were granted with the performance criteria to be defined at a later date. These performance-based options to purchase 400,000 shares of common stock are not reflected in outstanding stock options at December 31, 2006. As of December 31, 2006, we had outstanding stock options to purchase 10,661,551 shares of common stock and potential employee stock purchase plan awards to purchase 83,827 shares of common stock.

Liquidity and Capital Resources

Our working capital, including assets and liabilities held for sale, decreased by $23.8 million, to $24.7 million at December 31, 2006 compared to $48.4 million at December 31, 2005. The decrease was primarily related to cash used by operations and purchases of property and equipment, offset in part by cash proceeds received from issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan and the maturity of long-term investments.

Our domestic cash, cash equivalents and short-term investments totaled $25.7 million as of December 31, 2006 compared to domestic cash, cash equivalents, short-term and long-term investments of $48.4 million as of December 31, 2005. As of December 31, 2006, we had $22.7 million in domestic cash and cash equivalents, and $3.0 million in short-term investments.

In December 2006, we entered into a settlement agreement with Dealix relating to a patent infringement lawsuit. The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments, $12.0 million of which was paid to us on March 13, 2007, with the remainder to be paid out in installments of approximately $2.7 million on the next three annual anniversary dates of the initial payment. The remaining payments subsequent to the initial payment are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $18.8 million in 2006 compared to net cash used in operating activities of $6.1 million in 2005 and net cash provided by operating activities of $7.6 million in 2004. Net cash used in operating activities in 2006 resulted primarily from a net loss of $31.5 million and a $1.4 million decrease in deferred revenues, which were partially offset by a $2.8 million increase in accounts payable as well as non-cash charges. The decrease in deferred revenue was primarily due to the change in billing monthly subscription fees for customers participating in our car buying referral networks from advance to arrears, offset by the deferral of revenue related to a multiple-element arrangement (see Note 2. of the “Notes to Consolidated Financial Statements” in Part IV “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K). The increase in accounts payable was primarily due to the timing of when payments are made and an increase in professional fees incurred associated with the enforcement of our intellectual property rights and implementation of certain strategic initiatives.

Net cash used in operating activities was $6.1 million in 2005, and resulted from a net loss of $6.3 million for the period, a $4.8 million increase in accounts receivable, a $0.9 million decrease in accounts payable and accrued expenses, a $0.4 million decrease in other current liabilities and a $0.1 million increase in prepaid expenses and other current assets, which were partially offset by non-cash charges. The increase in accounts receivable was primarily due to the increase in days sales outstanding from 57 days during the year ended December 31, 2004 to 59 days for the year ended December 31, 2005. The decrease in accounts payable and accrued expenses was primarily due to estimated income tax payments in 2005. The decrease in other current liabilities was due to refund payments made to retail dealers. The increase in prepaid expenses and other current assets was primarily due to the payment of higher insurance premiums.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $6.6 million and $18.6 million in 2006 and 2005, respectively. Net cash used in investing activities was $33.2 million in 2004. Net cash provided by investing activities in 2006 was related to the maturity of investments in government sponsored agency bonds, offset by purchases of short-term investment in commercial paper and purchases of property and equipment.

Net cash provided by investing activities in 2005 was related to the sale and maturities of short-term investment in government sponsored agency bonds and auction rate securities and a cash distribution from Autobytel.Europe, offset by purchases of short-term and long-term investments in government sponsored agency bonds and auction rate securities, purchases of property and equipment and expenditures for capitalized software.

Net cash used in investing activities in 2004 was related to the acquisitions of Stoneage and iDriveonline, net purchases of investments in government sponsored agency bonds and auction rate securities, and purchases of property and equipment, offset by the change in restricted cash.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1.5 million in 2006. Net cash used in financing activities was $3.4 million in 2005 and net cash provided by financing activities was $4.3 million in 2004. Net cash provided by financing activities in 2006 was due to proceeds received from the issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan.

Net cash used in financing activities in 2005 was due to cash distribution to the minority interest shareholder offset by proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options.

Net cash provided by financing activities in 2004 was due to $4.5 million in proceeds received from the sale of common stock through our employee stock purchase plan and the exercise of stock options, offset by $0.2 million in payments of capital lease obligations assumed in the Stoneage acquisition.

Our contractual commitments primarily consist of operating leases related to our facilities in Irvine, California, Santa Ana, California, Westerville, Ohio, and Troy, Michigan and our technology and communications infrastructure. The following are our contractual commitments associated with our lease obligations and vendor obligations as of December 31, 2006 (in thousands):

	Years Ending December 31,
	2007	2008	2009	2010	2011 and thereafter	Total
Operating leases	$1,753	$1,708	$1,632	$1,130	$9	$6,232
Hosting and communication	534	—	—	—	—	534
Other	58	—	—	—	—	58

Total	$2,345	$1,708	$1,632	$1,130	$9	$6,824

Prospective Capital Needs.    A decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services could have a material adverse impact on our business, results of operations or financial condition.

Although we forecast and budget cash requirements, assumptions underlying the estimates may change and could have a material impact on our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing. Should we need financing there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including but not limited to:

•	the level of expenditures required to implement certain strategic initiatives;

•	planned future growth, hiring, infrastructure and facility needs;

•	changes in our compensation policies;

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan;

•	our competitors’ responses to our products and services;

•	our relationships with suppliers and customers;

•	the level of expenditures on marketing and advertising, including the cost of contractual arrangements with Internet portals, online information providers and other referral sources;

•	the level of expenditures on product and technology development;

•	the level of expenditures for general and administrative matters, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs of enforcing our intellectual property rights;

•	any license fees obtained for our intellectual property, including in connection with enforcing our intellectual property rights;

•	the ability to increase the volume of purchase requests and finance requests and transactions related to our Web sites;

•	the amount and timing of cash collection and disbursements;

•	the cash portion of acquisition transactions and joint ventures; and

•	costs of ongoing litigation and any adverse judgments resulting from such litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006, and its adoption did not have a material effect on our consolidated financial position or results of operations.

In June 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”. EITF Issue 06-1 provides guidance on the accounting for consideration given to third party manufacturers or resellers of equipment which is required by the end-customer in order to utilize the service from the service provider. EITF Issue 06-1 is effective for fiscal years beginning after June 15, 2007 and its adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2006, FASB’s EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. EITF Issue 06-3 provides accounting guidance regarding the presentation of taxes assessed by a governmental authority on a revenue producing transaction between a seller and a customer such as sales and use taxes. EITF Issue 06-3 is effective for fiscal years beginning after December 15, 2006 and its adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In July 2006, FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 expresses the SEC Staff’s views regarding the process of quantifying the effect of financial statement misstatements by providing interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires companies to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No.108 is effective for fiscal years ending after November 15, 2006. We did not record a cumulative effect adjustment as a result of adopting SAB No. 108.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in the market values of our investments.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. In 2006 and 2005 net unrealized losses on these investments were not material.

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

Item 8.    Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2006 and 2005 and our Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2006, together with the reports of our independent registered public accounting firms, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our Management Report on Internal Control Over Financial Reporting is set forth on page F-2 of this Annual Report on Form 10-K.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Because of the material weakness discussed in Management’s Report On Internal Control Over Financial Reporting, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms or (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Notwithstanding the material weakness, our management concluded that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

Plan for Remediation of Material Weakness

Management has identified internal control deficiencies and reviewed these internal control deficiencies with the Audit Committee of the Board of Directors and has advised the Audit Committee that certain of the deficiencies aggregated to a material weakness in our internal control over financial reporting.

Management and the Audit Committee of the Board of Directors have adopted certain remedial measures that are designed to address the material weakness described beginning on page F-2 (the “Remedial Measures”). The Remedial Measures include, but are not limited to, the following:

•

Perform an assessment of the accounts payable function to determine the appropriate staffing and supervisory levels and necessary experience requirements that are needed to ensure that transactions being recorded as accounts payable and accrued liabilities are timely, complete and accurate. Based on the assessment, we will recruit individuals with the requisite knowledge and experience as deemed necessary.

•

Additional training for our finance staff and accounting personnel involved with accounts payable and accrued liabilities to familiarize them with our accounting policies and U.S. GAAP concerning the proper capitalization of assets and the related accounts payable or accrued liability obligation.

•

Enhance our accrued liabilities process to include review of recorded accruals against the open purchase order log, as well as include a business owner review of the fixed asset clearing account to ensure that fixed assets that are received are properly accrued for in the correct period.

•

Enhance our prepaid expense process to include identifying the date as to when the prepayments were made within the prepaid expense reconciliations to ensure we are not incorrectly accruing for prepaid expense items.

At the direction of, and in consultation with, the Audit Committee of the Board of Directors, management currently is implementing certain of the Remedial Measures and intends to implement the remaining Remedial Measures during the course of 2007. While this implementation is underway, we are relying on additional manual procedures and the utilization of outside accounting professionals to assist us with meeting the objectives otherwise fulfilled by an effective control environment. While we are implementing changes to our control environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective under the criteria used to assess effectiveness identified above. Please see Part I “Item 1A. Risk Factors—Our internal controls and procedures need to be improved.”

Remediation of Prior Year Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, our management concluded that our internal control over financial reporting was not effective as of December 31, 2005. Management identified the material weakness related to the lack of sufficient complement of personnel with an appropriate level of accounting and financial reporting experience commensurate with our financial reporting requirements that contributed to the following individual material weaknesses: (i) we did not maintain effective controls over revenue and deferred revenue accounts—specifically, our controls were not adequate to ensure the completeness and accuracy of revenues recorded under multiple element arrangements; and (ii) we did not maintain effective controls over accrued liabilities and the related expense accounts— specifically, our controls over the completeness, valuation, and existence of the determination of accruals as part of the close process were not effective.

To address and remediate the prior year material weaknesses in our internal control over financial reporting at December 31, 2005, we implemented the following measures during 2006 to change or enhance the design and operating effectiveness of our internal control over financial reporting:

•

We hired additional accounting management and staff trained in financial reporting under GAAP, with some having the designation of Certified Public Accountant, to enhance supervision and review with regard to, among other things, (i) revenue recognition and deferred revenue, (ii) accrued liabilities and related expenses and (iii) account reconciliations and documentation supporting our quarterly and annual financial statements.

•	We implemented training for executive and senior management on basic revenue recognition rules and their applicability.

•	We implemented enhanced training for our accounting and finance personnel to familiarize them with current GAAP updates, SEC financial reporting updates, and revenue recognition.

•	We enhanced our procedures related to reconciliation and review of accrued liabilities to help ensure that our accrued liabilities are complete and properly stated.

We have concluded that the above measures have effectively remediated certain of the material weaknesses that were identified as of December 31, 2005. Therefore, all prior year material weaknesses have been remediated except for those related to not having a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements which contributed to a material weakness in accrued liabilities and the related expense/asset accounts.

Changes in Internal Control Over Financial Reporting

Except for the changes related to remediation of the prior year material weaknesses described above, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934 that have occurred during the fourth quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Michael J. Fuchs	61	Chairman of the Board and Director
James E. Riesenbach	50	Chief Executive Officer, President and Director
Mark R. Ross	61	Vice Chairman and Director
Ariel Amir	47	Executive Vice President, Chief Legal and Administrative Officer and Secretary
Russell L. Bartlett	37	Senior Vice President, CRM and Data Services
Mark A. Garms	42	Senior Vice President, Dealer Operations and Strategy
Monty A. Houdeshell	58	Executive Vice President, Finance
Michael F. Schmidt	44	Executive Vice President and Chief Financial Officer
Jeffrey H. Coats	49	Director
Robert S. Grimes	63	Director
Mark N. Kaplan	77	Director
Jeffrey M. Stibel	33	Director

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

American Biltrite Inc. (adhesive-coated, pressure-sensitive papers and films; tile flooring), Congoleum Corporation, Inc. (resilient sheet and tile flooring), DRS Technologies, Inc. (defense electronic products and systems) and Volt Information Sciences, Inc. (staffing services and telecommunications and information solutions). Mr. Kaplan holds an A.B. from Columbia College and a J.D. from Columbia Law School.

James E. Riesenbach joined Autobytel as President, Chief Executive Officer and a director on March 20, 2006. Mr. Riesenbach was Senior Vice President of America Online’s Search & Directional Media Group from August 2001 to March 2006. Mr. Riesenbach was a founder and Vice President of AOL’s Local Group (then known as Digital City) from April, 1996 through August 2001. From March 1990 through April 1996, Mr. Riesenbach led consumer marketing and programming for Comcast Corporation in its largest region. Mr. Riesenbach holds a Bachelors of Science in Management from Rutgers University.

Mark R. Ross has been a director of Autobytel since August 2001 and Vice Chairman since April 2005. Mr. Ross was a founding investor and director of Autoweb.com, Inc. from 1996 until its merger with Autobytel in August 2001. Since November 2006, Mr. Ross has been a Managing Director of Mosaic Capital LLC (investment banking). From 1999 until March 2004, Mr. Ross was a Managing Director of Chatsworth Securities, L.L.C., an investment firm. Since May 1996, Mr. Ross has been Managing Director of Cogito Capital Partners, L.L.C., a merchant bank focusing on advising, investing in and raising funds for technology companies. Mr. Ross has served on the board of advisors of numerous Internet companies, including iCastle.com and MediaPlex, Inc. Since May 1984, Mr. Ross has served as President, Chief Executive Officer and a director of On Word Information, Inc. He received a Bachelor of Science degree in finance from Lehigh University and studied at the graduate level in education at the University of Massachusetts.

Jeffrey M. Stibel has been a director of Autobytel since December 2006. Mr. Stibel was appointed President and Chief Executive Officer of Web.com, Inc. and a member of its Board of Directors in August 2005. From August 2000 to August 2005, Mr. Stibel held executive positions, including General Manager and Senior Vice President at United Online, Inc., a technology company that owns and operates branded ISPs and Web services. Mr. Stibel serves on the Board of Brown University’s Entrepreneurship Program and Tufts University’s Gordon Center for Leadership, along with a number of private companies. Mr. Stibel received a Bachelors degree from Tufts University, a Masters degree from Brown University and studied business and brain science at MIT’s Sloan School of Management and at Brown University, where he was a Brain and Behavior Fellow.

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

Russell L. Bartlett joined Autobytel as Regional Internet Director in June 2000, and was promoted to Director of Product Development in 2002, Vice President, Product Marketing in September 2004, Vice President, Business Development and Project Management in July 2005 and Senior Vice President, CRM and Data Services in May 2006. Prior to joining Autobytel, Mr. Bartlett held field management positions in both the Sales and Service Divisions at American Honda from July 1996 to June 2000. Prior thereto, Mr. Bartlett held several corporate and regional management positions at Nissan Motor Corporation from June 1992 to July 1996. Mr. Bartlett received a B.A. in marketing from California State University at Fullerton.

Mark A. Garms joined Autobytel as Director of Consumer Experience in February 2002, and was promoted to Vice President, Dealer Operations and Strategy in June 2004, Senior Vice President, Dealer Operations in

September 2004 and Senior Vice President, Dealer Operations and Strategy in July 2005. Prior to joining Autobytel, Mr. Garms was Vice President of Client Services for SourceTrack (software), where he was responsible for client implementation and servicing from 2000 to 2001. Mr. Garms was with T. Rowe Price Services, the Baltimore based mutual fund company from October 1988 through December 1999, most recently as a Vice President and Department Manager, assisting in the start up of Customer Operations Centers in Tampa and Colorado Springs. Mr. Garms received a B.A. from Ambassador College.

Monty A. Houdeshell joined Autobytel as Executive Vice President, Finance in January 2007. Prior thereto, Mr. Houdeshell served as Senior Vice President, Chief Administrative Officer of RemedyTemp, Inc. (staffing) from December 2004 to June 2006. From January 2003 to June 2006, he also served as Senior Vice President, Chief Financial Officer of RemedyTemp. From 1988 until November 1999 he was Vice President, Chief Financial Officer of Furon Company (polymer products). Prior to 1988, he was Vice President, Chief Financial Officer of Oak Industries, Inc. (electronic components and communications and cable equipment). Mr. Houdeshell holds a Masters in Business Administration from the University of Southern California and a Bachelor of Science from Ohio State University.

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

Board of Directors and Committee Meetings

The board of directors is divided into three classes, with each class holding office for staggered three-year terms. The term of Class I Directors Jeffrey H. Coats, Jeffrey M. Stibel and Mark R. Ross expires in 2008, the terms of Class II Directors Mark N. Kaplan and James E. Riesenbach expire in 2009 and the terms of Class III Directors Michael J. Fuchs and Robert S. Grimes expire in 2007. There are no family relationships among our officers and directors.

During the fiscal year ended December 31, 2006, the board of directors held a total of 26 meetings. Each member of the board of directors attended more than 75% of the meetings of the board and of the committees of which he was a member.

The board of directors has constituted a Corporate Governance and Nominations Committee, a Compensation Committee and an Audit Committee.

The Corporate Governance and Nominations Committee, which was established in March 2004, met on 4 occasions in 2006 and operates under a charter approved by the board of directors, is responsible for (i) identifying individuals qualified to become directors and selecting director nominees or recommending nominees to the board of directors for nomination; (ii) recommending nominees for appointment to committees of the board of directors; (iii) developing and recommending charters of committees of the board of directors; and (iv) overseeing the corporate governance of Autobytel and, as deemed necessary or desirable from time to time, developing and recommending corporate governance policies to the board of directors. The Corporate Governance and Nominations Committee currently consists of Michael J. Fuchs (Chairman), Mark N. Kaplan and Mark R. Ross. A copy of the charter of the Corporate Governance and Nominations Committee is posted and available on the Corporate Governance link of the Investor Relations section of our Web site, www.autobytel.com. Information on our Web site is not incorporated by reference in this Annual Report on Form 10-K.

The Compensation Committee, which met on 27 occasions in 2006 and operates under a charter approved by the board of directors, is responsible for (i) determining or recommending to the board of directors the compensation of the Chief Executive Officer and each other executive officer or any other officer who reports directly to the Chief Executive Officer based on the performance of each officer, (ii) making recommendations to the board of directors regarding stock option and purchase plans and other equity compensation arrangements, (iii) granting equity awards and approving any delegation of such authority under certain circumstances and (iv) preparing reports regarding executive compensation for disclosure in Autobytel’s proxy statements or as otherwise required by applicable laws. The Compensation Committee currently consists of Jeffrey H. Coats (Chairman), Michael J. Fuchs and Mark N. Kaplan. A copy of the Compensation Committee charter is posted and available on the Corporate Governance link of the Investor Relations section of our Web site, www.autobytel.com. Information on our Web site is not incorporated by reference in this Annual Report on Form 10-K.

The Audit Committee operates under a charter approved by the board of directors. The Audit Committee’s primary responsibilities are to (i) oversee Autobytel’s accounting and financial reporting policies, processes, practices and internal controls, (ii) appoint, compensate and oversee the independent registered public accounting firm, (iii) review the quality and objectivity of Autobytel’s independent audit and financial statements and (iv) act as liaison between the board of directors and the independent registered public accounting firm. The Audit Committee currently consists of Jeffrey H. Coats, Mark N. Kaplan (Chairman) and Mark R. Ross and met on 22 occasions in 2006. The board of directors has determined that Mr. Kaplan is an “independent director” within the meaning of the listing standards of The NASDAQ Global Market applicable to us (Marketplace Rules 4200(a)(15) and 4350(d)) and audit committee financial expert within the meaning of federal securities laws. A copy of the Audit Committee charter is posted and available on the Corporate Governance link of the Investor Relations section of our Web site, www.autobytel.com. Information on our Web site is not incorporated by reference in this Annual Report on Form 10-K.

All directors attended the 2006 annual meeting of stockholders, other than Richard A. Post whose term expired on the date of such annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon our review of forms filed by directors, officers and certain beneficial owners of our common stock (the “Section 16 Reporting Persons”) pursuant to Section 16 of the Securities Exchange Act of 1934, we are not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Securities Exchange Act of 1934, other than one Form 4 filing by Jill Richling, our Vice President and Controller, regarding options granted on August 14, 2006 that was filed on September 15, 2006.

Code of Conduct and Ethics

The board of directors adopted a Code of Conduct and Ethics for Employees, Officers and Directors (the “Code of Ethics”). The Code of Ethics is applicable to our employees, officers and directors, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics is posted and available on the Corporate Governance link of the Investor Relations section of our Web site, www.autobytel.com. We intend to post amendments to or waivers from the Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer or directors) at this location on our Web site. Information on our Web site is not incorporated by reference in this Annual Report on Form 10-K.

Item 11.    Executive Compensation

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2006) in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

Equity Compensation Plans

The following table summarizes information, as of December 31, 2006, relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by stock holders(1)	7,983,279	$5.06	731,671
Equity compensation plans not approved by stock holders(2)(3)	2,740,672	$4.98	966,545

Total(3)(4)	10,723,951	$5.04	1,698,216

(1)	These plans are our 1996 Stock Incentive Plan, 1996 Employee Stock Purchase Plan, 1998 Stock Option Plan, 1999 Stock Option Plan, 2000 Stock Option Plan, Amended and Restated 2001 Restricted Stock and Option Plan and 2004 Restricted Stock and Option Plan.

(2)	These plans are our 1999 Employee and Acquisition Related Stock Option Plan (the “1999 EA Plan”), 2006 Inducement Stock Option Plan (the “2006 Plan”) and Inducement Stock Option Agreement, dated March 20, 2006, between us and Mr. Riesenbach (the “Riesenbach Plan”). For a description of the key provisions of the 1999 EA Plan, the 2006 Plan and the Riesenbach Plan, see Note 9 of the “Notes to Consolidated Financial Statements” in Part IV “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

(3)	Does not include options to purchase 400,000 shares of common stock, at an exercise price of $4.68 per share, granted to Mr. Riesenbach under the Riesenbach Plan. These options are performance-based awards where the future performance criteria will be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined.

(4)	Does not include options to purchase an aggregate of 21,427 shares, at a weighted average exercise price of $15.24, granted under plans assumed in connection with acquisition transactions. No additional options may be granted under these assumed plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the common stock as of February 28, 2007, by each director, each executive officer who was an executive officer at any time during 2006 (“Autobytel Executive Officers”), all directors and executive officers as a group, including Monty Houdeshell, and all beneficial owners of more than five percent (5%) of the common stock of Autobytel. The “Number of Shares Beneficially Owned” is based on 43,041,954 outstanding shares of common stock as of February 28, 2007. Shares of common stock are deemed to be outstanding and to be beneficially owned by the person listed below for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person, if such person has the right to acquire beneficial ownership of such shares within 60 days of February 28, 2007, through the exercise of any option, warrant or other right or the conversion of any security, or pursuant to the power to revoke, or the automatic termination of, a trust, discretionary account, or similar arrangement. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all the shares of Autobytel common stock beneficially owned by them subject to community property laws, where applicable. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the U.S. Securities and Exchange Commission, or based upon the actual knowledge of Autobytel.

	Shares Beneficially Owned
Name of Beneficial Owner:	Number	Percent
Coghill Capital Management, L.L.C. One North Wacker Drive, Suite 4350, Chicago, IL 60606(1)	4,241,250	9.9%
Morgan Stanley 1585 Broadway, New York, NY 10036(2)	3,569,646	8.3%
Dimensional Fund Advisors LP 1299 Ocean Avenue, Santa Monica, CA 90401(3)	3,367,232	7.8%
BC Advisors, LLC 300 Crescent Court, Suite 1111, Dallas, Texas 75201(4)	2,426,900	5.6%
Penninsula Capital Management, LP 235 Pine Street, Suite 1818, San Francisco, CA 94104(5)	2,155,000	5.0%
Robert S. Grimes(6)	915,367	2.1%
Ariel Amir(7)	739,493	1.7%
Richard Walker(8)	525,000	1.2%
Mark R. Ross(9)	516,790	1.2%
Michael J. Fuchs(10)	360,952	*
James E. Riesenbach(11)	357,444	*
Michael F. Schmidt(12)	293,189	*
Richard A. Post(13)	251,882	*
Mark Garms(14)	204,541	*
Mark N. Kaplan(15)	150,031	*
Jeffrey H. Coats(16)	134,746	*
Russell Bartlett(17)	113,632	*
Jeffrey M. Stibel	0	*
All executive officers, including Autobytel Executive Officers, and directors as a group (14 persons)(18)	4,663,067	10.1%

*	Less than 1%.

(1)	Represents 4,241,250 shares held in the account of CCM Master Qualified Fund, Ltd. managed by Coghill Capital Management, L.L.C. Clint D. Coghill may be deemed to be the beneficial owner of such shares by virtue of his role as managing member of Coghill Capital Management, L.L.C. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2007.

(2)	Sole voting power and sole dispositive power with respect to all of such 3,569,646 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Amendment No. 1 to Schedule 13G filed with the SEC on February 15, 2007.

(3)	Represents 3,367,232 shares acquired by Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.) (“Dimensional”), an investment advisor that furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the shares that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. However, all shares are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. All the information presented in this Item with respect to such beneficial owners was extracted solely from the Amendment to Schedule 13G filed with the SEC on March 1, 2007.

(4)	Represents 2,426,900 shares acquired by BC Advisors, LLC, a Texas limited liability company (“BCA”), for the account of (1) SRB Greenway Capital, L.P., a Texas limited partnership (“SRBGC”), (2) SRB Greenway Capital (Q.P.), L.P., a Texas limited partnership (“SRBQP”) and (3) SRB Greenway Offshore Operating Fund, L.P., a Cayman Islands limited partnership (“SRB Offshore”). BCA is the general partner of SRB Management, L.P., a Texas limited partnership (“SRB Management”),which is the general partner of SRBGC, SRBQP and SRB Offshore. Steven R. Becker is the sole principal of BCA. All the information presented in this Item with respect to such beneficial owners was extracted solely from the Amendment No. 1 to Schedule 13G filed with the SEC on February 9, 2007.

(5)	Represents 2,155,000 shares held in the account of Peninsula Capital Management, L.P. managed by Peninsula Capital Management, Inc. (“PCMI”), the general partner of Peninsula Capital Management, L.P. Scott Bedford may be deemed to be the beneficial owner of such shares by virtue of his role as President of PCMI. All the information presented in this Item with respect to such beneficial owners was extracted solely from Schedule 13G filed with the SEC on February 12, 2007.

(6)	Includes an aggregate of 72,386 shares held by Mr. Grimes’ wife, 138,909 shares held in the Grimes Family Charitable Remainder Unitrust, Stefan F. Tucker, Trustee (the “Trust”), and 358,386 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007. Mr. Grimes and his wife are lifetime beneficiaries of the Trust. Mr. Grimes disclaims beneficial ownership of the shares held by the Trust to the extent he does not have a pecuniary interest therein.

(7)	Includes 690,552 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(8)	Represents 525,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(9)	Includes an aggregate of 405,382 shares held by On Word Information, Inc., of which Mr. Ross is a director and 97,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(10)	Includes 120,898 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(11)	Includes 344,444 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(12)	Includes 288,189 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(13)	Includes 240,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(14)	Includes 196,915 shares issuable upon exercise of options held by Mr. Garms and exercisable within 60 days of February 28, 2007. Also includes 4,583 shares issuable upon exercise of options held by Mr. Garms’ spouse and exercisable within 60 days of February 28, 2007, of which he disclaims beneficial ownership, except to the extent of his pecuniary interest therein.

(15)	Includes 136,531 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(16)	Includes 125,476 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(17)	Includes 112,289 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

(18)	Includes 3,240,263 shares issuable upon exercise of options exercisable within 60 days of February 28, 2007.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

On January 5, 2006, we and Robert S. Grimes, a current director and former Executive Vice President, agreed to terminate a consulting agreement pursuant to which Mr. Grimes provided consulting services to us. The termination was effective as of December 31, 2005. Under the consulting agreement, Mr. Grimes received $50,000 per year payable on a monthly basis and a $2,500 monthly office expense allowance. Also under the consulting agreement, Mr. Grimes made himself available to our executive officers for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships.

Mark Garms’ wife joined us in February 2005 as Director, Project Management and was promoted to Senior Director, Project Management in June 2006. Her base salary is $145,000 and she is eligible for a bonus of up to 20% of her base salary. Her base salary and bonus payments for 2006 were $136,000 and $26,100, respectively. Ms. Garms was granted 15,000 options on August 14, 2006 at $2.99 per share. The options vest as to 33 1/3% on the first anniversary of the grant date and as to  1/36th at the end of each successive monthly anniversary thereafter for the following 24 months. In January 2007, the Audit Committee approved and ratified the current compensation arrangements with Ms. Garms and approved future ordinary course changes in base salary, bonus amounts and option grants for Ms. Garms that are consistent with those of similarly situated employees.

Review, Approval or Ratification of Transactions with Related Persons

Under its charter, the Audit Committee, in its discretion, must approve all related party transactions prior to us entering into any such transactions. The Audit Committee is also responsible for taking reasonable steps to provide that we conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis. Our Code of Conduct provides specific guidelines regarding conflict of interest situations as well as a process for reporting and approving related party transactions. Our Code of Conduct provides that any director, officer or other employee who may be involved in a related party transaction must immediately report such transaction to the Chairman of the Audit Committee or to the general counsel or such individual’s supervisor, who must report such transaction to the Chairman of the Audit Committee upon becoming advised of such transaction. We also review such transactions for potential conflict of interest situations.

Our Code of Conduct defines a related party transaction as follows:

(i)	any transaction (or series of transactions) in excess of $60,000 involving any director, officer or other employee of ours since the beginning of our last fiscal year or currently proposed, in which there is a direct or indirect material interest by a director, director nominee, executive officer, stockholder owning more than 5% of our voting stock, or immediate family member or live-in partner of any of the foregoing persons;

(ii)	any relationship where a director or director nominee is/was since the beginning of our last fiscal year an executive officer or greater than 10% equity owner of any business or entity (A) that has made to us or received from us during our last fiscal year, or proposes to make or receive during our current fiscal year, payments for property or services in excess of 5% of our or the other entity’s consolidated gross revenues for its last full fiscal year, or (B) to which any director, officer or other employee of ours was indebted at the end of our last full fiscal year in excess of 5% of our consolidated assets at the end of such fiscal year;

(iii)	any relationship where a director or director nominee is/was since the beginning of our last fiscal year (A) a member of, or of counsel to, a law firm retained by us during our last fiscal year or proposed to be retained during our current fiscal year, or (B) a partner or executive officer of any investment banking firm that performed services for us during our last fiscal year or proposes to perform services during our current fiscal year;

(iv)	any other similar relationship; and

(v)	indebtedness to us in excess of $60,000 since the beginning of our last fiscal year by a corporation or organization of which a director, director nominee or executive officer of ours is an executive officer, partner or greater than 10% equity owner, or a trust of which a director, director nominee or executive officer of ours is a substantial beneficiary or a trustee.

Although our Code of Conduct provides guidelines regarding conflict of interest situations, it cannot and does not set forth every possible conflict of interest scenario. Therefore, the Code of Conduct indicates that there is no substitute for sound judgment by directors, officers or other employees in each case based upon the particular facts involved.

The Code of Conduct provides that any director, officer or other employee who may be involved in a situation or activity that might be a conflict of interest or give the appearance of a conflict of interest must immediately report such situation or activity to the Chairman of the Audit Committee or to the general counsel or such person’s supervisor, who must report such situation or activity to the Chairman of the Audit Committee upon becoming advised of such situation or activity. The Code of Conduct further provides that the Chairman of the Audit Committee then confer with the other members of the Audit Committee and, if appropriate under the circumstances, request that the general counsel issue a written advisory to such person as to whether or not the reported situation or activity is in fact a conflict of interest. If the general counsel would not be the appropriate party to issue such written advisory, outside counsel may be retained to issue such written advisory unless the Audit Committee determines that such written advisory can be issued by the Chairman of the Audit Committee without outside counsel input. The Audit Committee, however, is not responsible for monitoring or enforcing our conflict of interest policy, but rather each director, officer or other employee is responsible for self-compliance with our conflict of interest policy.

Independence

All directors, other than existing directors James E. Riesenbach and Robert S. Grimes, and former director Richard A. Post, and all committee members satisfy the definition of independent director under applicable federal securities laws and rules of The NASDAQ Global Market. All members of the Audit Committee satisfy the definition for audit committee independence under federal securities laws and The NASDAQ Global Market. Richard A. Post, whose term as director ended on June 22, 2006, was not an independent director during his service as a director in 2006.

Item 14.    Principal Accountant Fees and Services

Principal Accountant Fees and Services

Aggregate fees for professional services rendered by McGladrey & Pullen LLP for the year ended December 31, 2006 and PricewaterhouseCoopers LLP for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Audit fees	$2,122,800	$1,918,100
Audit related fees	—	—
Tax fees	19,800	45,400
All other fees	—	—

Total	$2,142,600	$1,963,500

Audit Fees

The audit fees billed by McGladrey & Pullen LLP in the amount of $1,528,500 for the year ended December 31, 2006 were for professional services rendered for the audit of our annual financial statements and the review of the interim financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2006. The audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2006 totaled $594,300 for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for the first two quarters of 2006. The audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2005 were for professional services rendered for the audits of our restated financial statements filed on May 31, 2005 and our financial statements for the year ended December 31, 2005, as well as the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for 2005.

Audit Related Fees

There were no audit related fees billed by McGladrey & Pullen LLP or PricewaterhouseCoopers LLP for the years ended December 31, 2006 and 2005 other than for services described above.

Tax Fees

Tax fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2006 and 2005 were for professional services rendered for tax compliance and tax advice, including tax advice and tax due diligence relating to acquisitions.

All Other Fees

There were no other fees billed by McGladrey & Pullen LLP or PricewaterhouseCoopers LLP for the years ended December 31, 2006 and 2005 other than for services described above.

The Audit Committee has determined that the provision of services rendered above is compatible with maintaining McGladrey & Pullen LLP’s and PricewaterhouseCoopers LLP’s independence.

Pre-Approval Policy

Under its charter, the Audit Committee is required to pre-approve all audit (including the annual audit engagement letter with the independent registered public accounting firm) and permitted non-audit services (including the fees and terms thereof) provided to us by the independent registered public accounting firm, subject to the de minimus exception for non-audit services as described in the Securities Exchange Act of 1934, as amended. The Audit Committee consults with management with respect to pre-approval, including whether the provision of permitted non-audit services is compatible with maintaining the registered public accounting firm’s independence, and may not delegate these responsibilities to management. The Audit Committee may delegate to any member or members of the Audit Committee the power to grant any pre-approval, provided that such pre-approval is reported to the Audit Committee at the next scheduled Audit Committee meeting.

Each member of the Audit Committee has the authority to approve fees for services by McGladrey & Pullen LLP and PricewaterhouseCoopers LLP of up to $50,000. Any approved fees may be exceeded by no more than 20% without seeking further approval even if the total amount of such fees, including the excess, exceeds $50,000. Such authority is delegated first to Mark N. Kaplan and then to Mark R. Ross and Jeffrey H. Coats in such order. Any approval by a member of the Audit Committee is required to be reported to the Audit Committee at the next regularly scheduled meeting. All fees for services by McGladrey & Pullen LLP and PricewaterhouseCoopers LLP during 2006 were approved by the Audit Committee.

From time to time, the Audit Committee pre-approves fees and services up to a maximum amount for future services relating to recurring tax matters and securities filings.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  The following documents are filed as a part of this Annual Report on Form 10-K:

(1)  Financial Statements:

(2)  Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-48

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)  Exhibits:

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2007.

AUTOBYTEL INC.

By:	/s/ JAMES E. RIESENBACH
James E. Riesenbach Chief Executive Officer, President and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of Autobytel Inc., a Delaware corporation, and the undersigned Directors and Officers of Autobytel Inc. hereby constitute and appoint James E. Riesenbach or Ariel Amir as its, his or her true and lawful attorneys-in-fact and agents, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL FUCHS Michael Fuchs	Chairman of the Board and Director	March 15, 2007

/s/ JAMES E. RIESENBACH James E. Riesenbach	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2007

/s/ MICHAEL SCHMIDT Michael Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2007

/s/ JILL RICHLING Jill Richling	Vice President and Controller (Principal Accounting Officer)	March 15, 2007

/s/ MARK R. ROSS Mark R. Ross	Vice Chairman and Director	March 15, 2007

/s/ JEFFREY H. COATS Jeffrey H. Coats	Director	March 15, 2007

/s/ ROBERT S. GRIMES Robert S. Grimes	Director	March 15, 2007

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 15, 2007

/s/ JEFFREY M. STIBEL Jeffrey M. Stibel	Director	March 15, 2007

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control—Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness:

As of December 31, 2006, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Company’s corporate accounting function. Specifically, the Company lacked an adequate number of accounting staff possessing appropriate knowledge, experience and training in the application of U.S. generally accepted accounting principles to support its Accounts Payable and General Accounting departments within the corporate accounting function. This material weakness resulted in the following as of December 31, 2006:

The Company did not maintain effective controls over its accrued liabilities account. Specifically, the Company’s controls were not adequate to ensure completeness of accrued liabilities relating to fixed assets that were received at the end of December 2006, as well as the accuracy of accrued liabilities related to the recording of prepaid expense transactions at the end of December 2006. This control deficiency resulted in audit adjustments to accrued liabilities, prepaid expenses and the fixed asset accounts within the Company’s 2006 consolidated financial statements.

Additionally, the aggregation of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that the control deficiencies discussed above aggregate to a material weakness.

Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by McGladrey & Pullen LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Autobytel Inc.

Irvine, California

We have audited the consolidated balance sheet of Autobytel Inc. and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

We have also audited the reclassifications to the 2005 and 2004 statements of operations and comprehensive loss to retrospectively apply the accounting for discontinued operations with no effect on the net income or stockholder’ equity, as discussed in Note 4 to the consolidated financial statements. In our opinion, such reclassifications are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2005 or 2004 consolidated financial statements of the Company other than with respect to the reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2005 and 2004 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    McGladrey & Pullen, LLP

Irvine, California

March 15, 2007

To the Board of Directors and Shareholders of

Autobytel Inc.

Irvine, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Autobytel Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness related to the Company not maintaining control over the recognition of accrued liabilities related to property and equipment and prepaid expenses based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2006, the Company did not maintain control over the recognition of accrued liabilities related to property and equipment and prepaid expenses. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 15, 2007 on those consolidated financial statements

In our opinion, management’s assessment that Autobytel Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    McGladrey & Pullen, LLP

Irvine, California

March 15, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Autobytel Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and comprehensive income (loss), statements of stockholders’ equity and statements of cash flows for each of two years in the period ended December 31, 2005, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 4, present fairly, in all material respects, the financial position of Autobytel Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America (the 2005 financial statements before the effects of the adjustments discussed in Note 4 are not presented herein). In addition, in our opinion, the financial statement schedule, for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 4 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/    PricewaterhouseCoopers LLP

Irvine, California

March 16, 2006

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2006	December 31, 2005
ASSETS

Current assets:
Domestic cash and cash equivalents	$22,743	$33,353
Restricted international cash and cash equivalents	360	241
Short-term investments	3,000	12,000
Accounts receivable, net of allowances for bad debts and customer credits of $798 and $1,124, respectively	17,250	19,042
Prepaid expenses and other current assets	1,819	2,456
Current assets held for sale	2	—

Total current assets	45,174	67,092
Long-term investments	—	3,000
Property and equipment, net	7,954	4,226
Goodwill	70,697	70,697
Acquired intangible assets, net	674	2,189
Other assets	197	124

Total assets	$124,696	$147,328

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,271	$5,709
Accrued expenses	7,607	7,417
Deferred revenues	2,138	3,874
Current liabilities held for sale	393	—
Other current liabilities	1,090	1,666

Total current liabilities	20,499	18,666
Deferred rent—non-current	195	131
Deferred revenues—non-current	—	21

Total liabilities	20,694	18,818
Minority interest	184	163
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 42,665,840 and 42,133,410 shares issued and outstanding, respectively	43	42
Additional paid-in capital	289,862	282,924
Accumulated deficit	(186,087)	(154,619)

Total stockholders’ equity	103,818	128,347

Total liabilities, minority interest and stockholders’ equity	$124,696	$147,328

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues	$111,090	$122,054	$119,089
Costs and expenses:
Cost of revenues	55,265	52,189	50,680
Sales and marketing	26,635	26,872	25,434
Product and technology development	22,622	20,906	17,608
General and administrative	39,223	30,004	18,485
Amortization of acquired intangible assets	1,405	1,540	1,157

Total costs and expenses	145,150	131,511	113,364

Operating (loss) income	(34,060)	(9,457)	5,725
Interest income	1,795	1,562	946
Foreign currency exchange gain	22	1,569	2
Loss in equity investees	—	—	(84)
Other expense	—	—	(9)

(Loss) income from continuing operations before income taxes and minority interest	(32,243)	(6,326)	6,580
Provision for income taxes	(34)	(228)	(430)
Minority interest	(21)	(249)	(124)

(Loss) income from continuing operations	(32,298)	(6,803)	6,026
Income (loss) from discontinued operations	830	545	(189)

Net (loss) income	$(31,468)	$(6,258)	$5,837

(Loss) income per share from continuing operations:
Basic	$(0.76)	$(0.16)	$0.15

Diluted	$(0.76)	$(0.16)	$0.14

Net (loss) income per share:
Basic	$(0.74)	$(0.15)	$0.14

Diluted	$(0.74)	$(0.15)	$0.13

Comprehensive (loss) income:
Net (loss) income	$(31,468)	$(6,258)	$5,837
Foreign currency translation adjustment	—	(566)	479
Reclassification of foreign cumulative translation adjustment for liquidation of Autobytel.Europe recognized in net (loss) income	—	(1,533)	—

Comprehensive (loss) income	$(31,468)	$(8,357)	$6,316

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2003	37,786,767	$38	$236,544	$1,620	$(154,198)	$84,004
Issuance of common stock upon acquisition of iDriveonline, Inc.	474,501	1	6,774	—	—	6,775
Issuance of common stock upon acquisition of Stoneage Corporation	2,305,244	2	34,478	—	—	34,480
Issuance of common stock upon exercise of stock options	1,269,698	1	4,093	—	—	4,094
Issuance of common stock under employee stock purchase plan	69,640	—	398	—	—	398
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(2)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	479	—	479
Net income	—	—	—	—	5,837	5,837

Balance, December 31, 2004	41,905,848	42	282,287	2,099	(148,361)	136,067
Issuance of common stock upon exercise of stock options	193,304	—	499	—	—	499
Issuance of common stock under employee stock purchase plan	34,297	—	138	—	—	138
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(39)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(566)	—	(566)
Realization of foreign cumulative translation adjustment for liquidation of Autobytel.Europe	—	—	—	(1,533)	—	(1,533)
Net loss	—	—	—	—	(6,258)	(6,258)

Balance, December 31, 2005	42,133,410	42	282,924	—	(154,619)	128,347
Issuance of common stock upon exercise of stock options	413,167	1	1,132	—	—	1,133
Issuance of common stock under employee stock purchase plan	119,264	—	404	—	—	404
Share-based compensation	—	—	5,402	—	—	5,402
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(1)	—	—	—	—	—
Net loss	—	—	—	—	(31,468)	(31,468)

Balance, December 31, 2006	42,665,840	$43	$289,862	$—	$(186,087)	$103,818

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(31,468)	$(6,258)	$5,837
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash charges:
Depreciation and amortization	2,171	1,999	2,447
Amortization of acquired intangible assets	1,515	1,998	1,603
Provision for bad debt	391	906	303
Provision for customer credits	1,645	2,816	1,969
Write-off of capitalized internal use software	264	—	—
Loss on disposal of property and equipment	111	103	23
Share-based compensation	5,397	—	—
Loss in equity investees	—	—	84
Minority interest	21	249	124
Foreign currency exchange gain	(22)	(1,533)	—
Changes in assets and liabilities, excluding the effect of acquisitions and consolidation of Autobytel.Europe:
Accounts receivable	(244)	(4,790)	(3,728)
Prepaid expenses and other current assets	635	(92)	(204)
Other assets	(73)	(9)	19
Accounts payable	2,754	(175)	310
Accrued expenses	(4)	(713)	558
Deferred revenues	(1,364)	(142)	(638)
Accrued domestic restructuring	—	(74)	(184)
Accrued international licensee liabilities	—	—	(1,541)
Other current liabilities	(512)	(410)	613

Net cash (used in) provided by operating activities	(18,783)	(6,125)	7,595

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(20,631)
Maturities of short-term investments	14,998	21,600	20,991
Purchases of short-term and long-term investments	(2,998)	(8,100)	(45,500)
Redemption of long-term investments	—	—	12,000
Distribution of foreign investment	—	7,941	—
Change in restricted cash and cash equivalents	(97)	(121)	1,943
Purchases of property and equipment	(5,282)	(2,809)	(2,021)
Proceeds from sale of property and equipment	15	95	—

Net cash provided by (used in) investing activities	6,636	18,606	(33,218)

Cash flows from financing activities:
Distribution to minority interest shareholder	—	(4,052)	—
Capital lease payments	—	—	(225)
Net proceeds from exercise of stock options and awards issued under the employee stock purchase plan	1,537	637	4,492

Net cash provided by (used in) financing activities	1,537	(3,415)	4,267

Net (decrease) increase in cash and cash equivalents	(10,610)	9,066	(21,356)
Cash and cash equivalents, beginning of period	33,353	24,287	45,643

Cash and cash equivalents, end of period	$22,743	$33,353	$24,287

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$465	$588	$87

Cash paid during the period for interest	$—	$—	$9

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

•

In March 2004, the Company consolidated Autobytel.Europe due to the adoption of FIN 46(R). As a result of this adoption, the Company recorded $10,459 in assets (including $10,425 of restricted international cash and cash equivalents), $2,300 in liabilities and $4,161 in minority interest. (See Note 6.)

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

•	The aggregate purchase price of certain property and equipment purchases totaling $1,002 was not paid as of December 31, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Operations of Autobytel

Autobytel Inc. (the “Company” or “Autobytel”) is an automotive marketing services company that helps dealers sell cars and manufacturers build brands through efficient marketing and advertising primarily through the Internet. The Company owns and operates automotive Web sites Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com, and CarTV.com. The Company is among the largest automotive shopping content networks and reaches millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions. The Company is also a leading provider of customer relationship management (“CRM”) products and programs, consisting of lead management products, customer loyalty and retention marketing programs.

The Company is a Delaware corporation incorporated on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

From its inception in January 1995 through December 31, 2002 and for the years ended December 31, 2005 and 2006, the Company has experienced annual operating losses and has an accumulated deficit of $186,087,000 as of December 31, 2006. The Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company’s results of operations and financial condition may be affected by its dependence on, and the general economic conditions of, the automotive industry.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries.

Investments in entities in which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. The Company accounts for its investment in Autobytel Japan under the equity method. Since 1999, the application of the equity method with respect to the Company’s investments in Autobytel Japan has been suspended, as the Company’s share of investee losses has reduced its investments to zero and no additional funding is required or expected. The Company will resume application of the equity method when its share of net income equals its share of net losses unrecognized during the suspension period.

Prior to March 31, 2004, the Company accounted for its investment in Autobytel.Europe under the equity method. On March 31, 2004, the Company adopted FASB Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities,” and determined it was the primary beneficiary of Autobytel.Europe. As a result of this adoption, the Company consolidated Autobytel.Europe’s balance sheet and its results of operations starting on April 1, 2004. The Company owns 49% of Autobytel.Europe. In December 2005, the owners of Autobytel.Europe agreed to dissolve the company, which was completed in February 2007 (see Note 6).

All intercompany transactions and balances have been eliminated in consolidation.

The Company sold certain assets and liabilities of Automotive Information Center (“AIC”) data business, its price and specification business, on January 31, 2007 (see Note 4). Accordingly, the AIC business is presented in the consolidated financial statements as a discontinued operation. As a discontinued operation, revenues and expenses of the AIC business have been aggregated and stated separately from the respective captions in continuing operations in the Consolidated Statements of Operations. Expenses include direct costs of the AIC

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business that the Company believes will be eliminated from future operations as a result of the sale of the AIC business. Assets and liabilities that are included in the sale of the AIC business have been aggregated and classified as held for sale under current assets and current liabilities, respectively. All other references to operating results reflect the ongoing operations of the Company, excluding the AIC business.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, allowances for bad debts and customer credits, useful lives of depreciable assets, accrued liabilities and valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Domestic cash and cash equivalents represent amounts held by the Company for use by the Company.

Restricted International Cash and Cash Equivalents

Restricted international cash and cash equivalents represent amounts held for use in Autobytel.Europe’s current operations as directed by Autobytel.Europe and are not available to the Company.

Short-Term and Long-Term Investments

The Company categorized its debt securities as held-to-maturity investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All held-to-maturity securities with remaining maturities of less than one year are classified as short-term investments and all held-to-maturity securities with remaining maturities greater than one year are classified as long-term investments and are reported at amortized cost.

The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds. The Company reviews its investments in debt securities for potential impairment on a regular basis. As part of the evaluation process, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s intent and ability to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The Company will record an impairment loss on investments for any other-than-temporary decline in fair value of these debt securities below their cost basis. For the years ended December 31, 2006, 2005 and 2004, the Company did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt securities.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Credit is extended to customers based on an evaluation of the customer’s financial condition, and when credit is extended, collateral is generally not required. Interest is not normally charged on receivables.

Allowances for Bad Debts and Customer Credits

The allowance for bad debts is an estimate of bad debt expense that could result from the inability or refusal of customers to pay for services. Additions to the estimated allowance for bad debts are recorded to general and administrative expenses and are based on factors such as historical write-off percentages and the current aging of accounts receivable. Reductions in the estimated allowance for bad debts are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts and have no impact on operating expenses.

The allowance for customer credits is an estimate of adjustments for services that do not meet our customers’ requirements. Additions to the estimated allowance for customer credits are recorded as a reduction in revenue and are based on the Company’s historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; and (iii) other factors known at the time. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits and have no impact on revenues.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are primarily maintained with two financial institutions in the United States. Deposits held by banks may exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive dealers and automotive manufacturers. The Company generally requires no collateral to support customer receivables and maintains an allowance for bad debts for potential credit losses.

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

The Company evaluates the carrying value of property and equipment for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company records

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment recognized is the difference between the fair value of the asset and its carrying amount. The Company did not record any impairment losses on its property and equipment in 2006, 2005 and 2004.

Operating Leases

The Company leases office space, certain office equipment and domain name under operating lease agreements which expire on various dates through 2011, with options to renew on expiration of the original lease terms. Certain of the lease agreements contain rent holiday provisions. Rent holidays are considered in determining straight-line rent expense from the date the Company takes possession of the property to the end of the initial lease term, with differences between rent expense and rent paid recorded as deferred rent liabilities on the Consolidated Balance Sheets. The lease term begins on the date of initial possession of the leased property for purposes of recognizing rent expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Capitalized Internal Use Software and Web site Development Costs

The Company capitalizes costs, including share-based compensation costs, to develop internal use software under the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes Web site Development Costs under EITF Issue No. 00-2, “Accounting for Web Site Development Costs” and SOP 98-1. SOP 98-1 and EITF Issue 00-2 require the capitalization of external and internal computer software costs and Web site development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years. Capitalized Web site development costs, once placed in service, will be amortized using the straight-line method over the estimated useful life. These costs are subject to periodic reviews and evaluations for indications that the software may no longer be expected to provide any service potential or placed in service for its intended use.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. The Company uses estimates and makes assumptions to determine the fair value of acquired assets and liabilities.

The Company evaluates the carrying value of enterprise goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested for impairment by comparing its fair value to its carrying value. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and the Company then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of enterprise goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of enterprise goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. The Company evaluates enterprise goodwill,

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. In June 2006, Autobytel performed an annual impairment test of enterprise goodwill and concluded that enterprise goodwill was not impaired.

Intangible assets with identifiable lives are amortized on a straight-line basis over their estimated useful life. Amortization is charged to operating expenses. The Company evaluates the carrying value of these intangible assets for impairment in accordance with SFAS No. 144.

Loss Contingencies

In conformity with accounting principles generally accepted in the United States of America, the Company establishes an accrual for an estimated loss contingency when it is both probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Any legal fees expected to be incurred in connection with a contingency are expensed as incurred.

Revenue Recognition

The Company classifies revenues as lead fees, advertising, customer relationship management (“CRM”) services, and other.

Revenues by groups of similar services are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Lead fees	$67,496	$77,513	$84,822
Advertising	17,505	19,207	13,695
CRM services	25,283	24,121	18,959
Other	806	1,213	1,613

Total revenues	$111,090	$122,054	$119,089

The Company recognizes revenues earned as defined by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” SAB No. 104 considers revenue realized after all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

Lead fees consist of car buying purchase request fees for new and used cars, and finance request fees. Fees for car buying purchase requests are paid by retail dealers, enterprise dealers and automotive manufacturers or their automotive buying service affiliates who participate in our online car buying referral networks. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from the Company as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Fees paid by customers participating in our car buying referral networks are comprised of monthly subscription and/or transaction fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CRM services consist of fees paid by customers who use the Company’s customer retention and lead management products. Customer retention and lead management products consist of the Web Control system (“Web Control”), the Company’s customer lead management product, Retention Performance Marketing (“RPM”), the Company’s customer loyalty and retention marketing program, and Automotive Download Services (“ADS”), the Company’s data extraction service. CRM services include fees from dealers using iDriveonline beginning April 9, 2004, the acquisition date of iDriveonline. Customers using Autobytel’s CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from its suite of lead management products. Fees from CRM services are recognized as services are provided.

Other revenues include fees from classified listings for used cars, internet sales training and other products and services. Fees from other products and services are recognized as products are delivered or services are provided. Other revenues also include fees from international licensing agreements. These agreements grant licensees the right to use the Company’s brand in exchange for certain fees, which are recognized on a straight-line basis over the period the fees are earned.

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

The Company deferred revenue of $1,056,000 and $300,000 at December 31, 2006 and 2005, respectively, in accordance with EITF Issue 00-21 under a multiple-element arrangement. Revenue recognized under these arrangements totaled $909,000 for the year ended December 31, 2006. No revenue was recognized under these arrangements for the year ended December 31, 2005.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risks Due to Concentration of Significant Customers and Export Sales

In 2006, 2005 and 2004, no dealer, major dealer group, manufacturer, international licensee or other customer accounted for greater than 10% of total revenues. The Company had no balances owed from any single automotive manufacturer that accounted for more than 10% of total accounts receivable as of December 31, 2006. The Company had balances owed from two automotive manufacturers that accounted for more than 10% of total accounts receivable as of December 31, 2005.

Revenues from customers outside of the United States were less than 1% of total revenues for the years ended December 31, 2006, 2005 and 2004.

Cost of Revenues

Cost of revenues consist of traffic acquisition costs (“TAC”) and other cost of revenues. TAC consists of payments made to Internet consumer request providers, including Internet portals and online automotive information providers. Other cost of revenues consists of printing, production, and postage for customer loyalty and retention programs, fees paid to third parties for data and content included on the Company’s properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

Sales and Marketing

Sales and marketing expense primarily consists of personnel and other costs associated with sales, marketing, training and support of the Company’s dealer networks as well as advertising expenses to develop brand equity and encourage potential customers to visit the Company’s Web sites. Sales and marketing costs are recorded as expenses are incurred. Advertising expenses were $1,246,000, $2,352,000 and $3,167,000 in 2006, 2005 and 2004, respectively.

Product and Technology Development

Product and technology development expense primarily consists of personnel costs related to developing new dealer and manufacturer programs and products, and enhancing the features, content and functionality of the Company’s Web sites and its Internet-based dealer communications platform. It also includes expenses associated with the customization of the Company’s software for international licensees and telecommunications and computer infrastructure. Product and technology development expenditures are expensed as incurred or capitalized in accordance with SOP 98-1.

General and Administrative

General and administrative expense primarily consists of executive, financial, human resources and legal personnel expenses, and costs related to being a public company. General and administrative expenditures are expensed as incurred. Certain expenses such as rent, certain employee benefits, facility maintenance, and insurance are allocated from general and administrative expenses to other cost categories based on employee count.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries, whose functional currencies are the local currencies, are translated into United States dollars at the current exchange rate as of the applicable balance sheet

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders’ equity.

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in foreign currency exchange gain (loss) in the consolidated statement of operations.

Prior to December 15, 2005, Autobytel.Europe operated in a functional currency other than the U.S. Dollar. At December 15, 2005, the owners of Autobytel.Europe agreed to dissolve the company. As a part of the liquidation, the assets and liabilities were translated at the current exchange rate at December 15, 2005, while the revenue and expenses were translated at the average exchange rate prevailing for the period between January 1, 2005 and December 15, 2005. Subsequent to December 15, 2005, Autobytel.Europe accounted for any remaining assets, liabilities, revenue and expenses using the U.S. Dollar. In February 2007, Autobytel.Europe was dissolved.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the differences between the book and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recorded against deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net (loss) income per share from continuing operations and discontinued operations:

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except share and per share data)
Continuing operations:
Numerator:
Net (loss) income from continuing operations	$(32,298)	$(6,803)	$6,026
Denominator:
Weighted average common shares and denominator for basic calculation	42,389,050	41,956,799	40,785,743
Weighted average effect of dilutive securities:
Employee stock options	—	—	3,262,841

Denominator for diluted calculation	42,389,050	41,956,799	44,048,584
Net (loss) income per share from continuing operations—basic	$(0.76)	$(0.16)	$0.15
Net (loss) income per share from continuing operations—diluted	$(0.76)	$(0.16)	$0.14
Discontinued operations:
Numerator:
Net income (loss) from discontinued operations	$830	$545	$(189)
Denominator:
Weighted average common shares and denominator for basic calculation	42,389,050	41,956,799	40,785,743
Weighted average effect of dilutive securities:
Employee stock options	—	—	3,262,841

Denominator for diluted calculation	42,389,050	41,956,799	44,048,584
Net (loss) income per share from discontinued operations—basic	$0.02	$0.01	$0.00
Net (loss) income per share from discontinued operations—diluted	$0.02	$0.01	$0.00
Net (loss) income:
Numerator:
Net (loss) income	$(31,468)	$(6,258)	$5,837
Denominator:
Weighted average common shares and denominator for basic calculation	42,389,050	41,956,799	40,785,743
Weighted average effect of dilutive securities:
Employee stock options	—	—	3,262,841

Denominator for diluted calculation	42,389,050	41,956,799	44,048,584
Net (loss) income per share—basic	$(0.74)	$(0.15)	$0.14
Net (loss) income per share—diluted	$(0.74)	$(0.15)	$0.13

For the years ended December 31, 2006 and 2005, 6,892,552 and 4,305,210, respectively, antidilutive potential shares of common stock, consisting of shares issuable under employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted net loss per share, as they represent stock options with an exercise price greater than the average market price for the period.

In addition, for the years ended December 31, 2006 and 2005, 1,080,048 and 1,739,470, respectively, antidilutive potential shares of common stock have been excluded from the calculation of diluted net loss per share, as the

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company incurred a net loss for the period. For the year ended December 31, 2004, 1,450,190 antidilutive potential shares of common stock have been excluded from the calculation of diluted net income per share as they represent stock options with an exercise price greater than the average market price for the period.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” issued in 1995, using the modified prospective method and therefore has not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes share-based compensation net of an estimated forfeiture rate and therefore only recognizes compensation cost for those shares expected to vest over the service period of the award. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, expected stock price volatility, and expected risk-free interest rates. Prior to SFAS No. 123(R) adoption, the Company accounted for share-based payments under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and, accordingly, generally recognized no compensation expense related to share-based awards as awards were generally granted at fair value at the date of grant and accounted for forfeitures as they occurred.

Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility, and expected pre-vesting option forfeitures. The assumptions used in calculating the fair value of share-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. The Company estimates the forfeiture rate based on historical experience of its share-based awards that are granted, exercised and cancelled. If its actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be significantly different from what it has recorded in the current period.

The Company utilizes the straight-line attribution method for recognizing share-based compensation expense under SFAS No. 123(R). For the year ended December 31, 2006, the Company recorded share-based compensation expense of $5,397,000 or $0.13 earnings per share. Share-based compensation expense is included in costs and expenses in the Consolidated Statement of Operations as follows:

Year Ended December 31, 2006
(in thousands)
Share-based compensation expense:
Cost of revenues	$215
Sales and marketing	1,276
Product and technology development	1,075
General and administrative	2,797

Share-based compensation expense included in continuing operations	5,363
Share-based compensation expense included in discontinued operations	34

Total share-based compensation expense	5,397
Amount capitalized to internal use software	5

Total share-based compensation costs	$5,402

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to adopting SFAS No. 123(R) on January 1, 2006, the Company accounted for share-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost was reflected in the net (loss) income for 2005 and for 2004 related to stock options as all options granted under share-based compensation plans had an exercise price equal to the market closing price of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net (loss) income and net (loss) income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for 2005 and 2004:

	Years Ended December 31,
	2005	2004
	(in thousands, except share and per share data)
Net (loss) income:
As reported	$(6,258)	$5,837
Add: Employee stock-based compensation included in reported net (loss) income	—	—
Less: Employee stock-based compensation determined under the fair value based method	(6,703)	(6,068)

Pro forma	$(12,961)	$(231)

Net (loss) income per share—basic:
As reported	$(0.15)	$0.14
Pro forma	$(0.31)	$(0.01)
Net (loss) income per share—diluted:
As reported	$(0.15)	$0.13
Pro forma	$(0.31)	$(0.01)

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

Awards granted under the Company’s stock option plans were estimated to have a weighted average fair value per share of $2.26, $2.52, and $5.38 for the years ended December 31, 2006, 2005 and 2004, respectively, based on the Black-Scholes option-pricing model on the date of grant and the following assumptions (the weighted average fair value per share of $2.26 includes the inducement options granted to James E. Riesenbach, Chief Executive Officer and President):

	Years Ended December 31,
	2006	2005	2004
Expected dividend yield	0%	0%	0%
Weighted-average expected volatility	78.70%	71.19%	68.56%
Weighted-average expected risk-free interest rate	4.827%	3.859%	2.592%
Weighted-average expected life	4.99 years	3.6 years	3.5 years

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. The Company has used historical volatility because it has a limited number of options traded on its common stock to support the use of an implied volatility or a combination of both historical and implied volatility. Expected life is calculated using a lattice expected term model for 2006, which utilizes historical data to calculate future behavior. Expected life for 2005 and 2004 is based on historical exercise patterns. A dividend yield was not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The estimated forfeiture rate used was based on historical experience. As required by SFAS No. 123(R), the Company adjusts the estimated forfeiture rate based on actual experience.

As of December 31, 2006, there was $4,805,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements granted under share-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.10 years using the straight-line attribution method.

Awards issued under the employee stock purchase plan were estimated to have a weighted average fair value per award of $0.93, $1.09, and $2.33 for the years ended December 31, 2006, 2005, and 2004, respectively, based on the Black-Scholes option-pricing model and the following assumptions:

	Years Ended December 31,
	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected volatility	53.42% - 53.51%	44.95% - 77.97%	66.06% - 73.86%
Expected risk-free interest rate	4.60% - 5.18%	2.99% - 3.69%	1.03% -1.05%
Expected life	6 months	1.4 - 6 months	6 months

The expected risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the award in effect at the time of grant. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. Expected life is based on the term of the offering period. A dividend yield was not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The estimated forfeiture rate used was based on historical experience. As required by SFAS No. 123(R), the Company adjusts the estimated forfeiture rate based on actual experience.

As of December 31, 2006, there was $10,000 of total unrecognized compensation cost related to options granted under the employee stock purchase plan. The cost is expected to be recognized over 1 month using the straight-line attribution method.

Business Segment

The Company conducts its business within one business segment which is defined as providing automotive marketing services.

Recently Adopted Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006, and its adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 expresses the SEC Staff’s views regarding the process of quantifying the effect of financial statement misstatements by providing interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires companies to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company did not record a cumulative effect adjustment as a result of adopting SAB No. 108.

Accounting Pronouncements Not Yet Adopted

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

In July 2006, FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. It also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

3.    Selected Balance Sheet Accounts

Short-Term and Long-Term Investments

As of December 31, 2006 and 2005, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
	(in thousands)
December 31, 2006:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$3,000	$2,993	$—	$7

Total as of December 31, 2006	$3,000	$2,993	$—	$7

December 31, 2005:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$12,000	$11,901	$—	$99
Long-term investments, held-to-maturity:
Government sponsored agency bonds	3,000	2,964	—	36

Total as of December 31, 2005	$15,000	$14,865	$—	$135

The maturities of investments as of December 31, 2006 are due within one year.

Accounts Receivable, Net of Allowances for Bad Debts and Customer Credits

As of December 31, 2006 and 2005, accounts receivable and allowances for bad debts and customer credits were as follows:

	As of December 31,
	2006	2005
	(in thousands)
Accounts receivable	$18,048	$20,166
Less:
Allowance for bad debts	(529)	(691)
Allowance for customer credits	(269)	(433)

	(798)	(1,124)

Accounts receivable, net	$17,250	$19,042

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2006	2005
	(in thousands)
Computer software and hardware	$10,392	$10,230
Furniture and equipment	1,682	1,733
Leasehold improvements	1,342	1,024
Capitalized internal use software	2,055	1,942
Development in process	2,680	—

	18,151	14,929
Less—Accumulated depreciation and amortization	(10,197)	(10,703)

	$7,954	$4,226

During 2006, the Company recorded a charge of $264,000 associated with the write-off of a capitalized internal use software project no longer being developed or expected to be placed in service for its intended use. This charge was included in products and technology development expenses. As of December 31, 2006 and 2005, capitalized internal use software, net of amortization, and development in process were $2,903,000 and $183,000, respectively.

Depreciation and amortization expense related to property and equipment was $2,171,000, $1,999,000 and $2,447,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Acquired Intangible Assets

Intangible assets recorded as a part of acquisitions are amortized over their estimated useful lives (weighted-average life is approximately 3 years) and consist of the following:

	As of December 31, 2006
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Developed technology	2 years	$820	$(820)	$—
Customer relationships	3 years	4,375	(4,022)	353
Domain name	5 years	700	(379)	321

Total		$5,895	$(5,221)	$674

	As of December 31, 2005
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Developed technology	2 years	$820	$(710)	$110
Customer relationships	3 years	4,375	(2,757)	1,618
Domain name	5 years	700	(239)	461

Total		$5,895	$(3,706)	$2,189

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $1,515,000 $1,998,000 and $1,603,000, respectively. Amortization expense related to acquired technology is classified as cost of revenues. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
(in thousands)
2007	$493
2008	140
2009	41

$674

Accounts Payable

Accounts payable consists of the following:

	As of December 31,
	2006	2005
	(in thousands)
Trade accounts payable	$8,623	$5,709
Book Overdraft	648	—

Total accounts payable	$9,271	$5,709

Accrued Expenses

The Company accrues expenses that are incurred and reasonably estimable based on the facts and circumstances available. As of December 31, 2006 and 2005, accrued expenses consisted of the following:

	As of December 31,
	2006	2005
	(in thousands)
Compensation and related costs	$4,688	$5,460
Professional fees	1,612	933
Other accrued expenses	1,307	1,024

Total accrued expenses	$7,607	$7,417

Other Current Liabilities

As of December 31, 2006 and 2005, other current liabilities consisted of the following:

	As of December 31,
	2006	2005
	(in thousands)
Amounts due to customers	$253	$494
Other current liabilities	837	1,172

Total other current liabilities	$1,090	$1,666

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Discontinued Operations

In November 2006, the Company announced it was exploring strategic alternatives for its Automotive Information Center (AIC) data business, the price and specification business of the Company. At December 31, 2006, the Company was in negotiations to sell the AIC business to R.L. Polk. On January 31, 2007, the Company completed the sale of certain assets and liabilities of the AIC business to R.L. Polk for $3,000,000. The Company received $2,073,000, net of $427,000 associated with AIC’s deferred revenues and prepaid expenses at January 31, 2007. The balance of $500,000 was deposited by R.L. Polk in an escrow account to be distributed to the Company upon completion of certain milestones as defined in the purchase agreement. As part of the transaction, the Company received a license to use data supplied by R.L. Polk at no cost for a period of three years.

The assets and liabilities that are included in the sale of the AIC business meet the criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 31, 2006 and are classified as held for sale at December 31, 2006. Pursuant to FAS 144 and EITF Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the results of operations presented in the Consolidated Financial Statements reflect the AIC business as a discontinued operation for all periods presented. As a discontinued operation, revenues and expenses of the AIC business have been aggregated and stated separately from the respective captions of continuing operations in the Consolidated Statements of Operations. Expenses include direct costs of the business that the Company believes will be eliminated from future operations as a result of the sale of the AIC business. Assets and liabilities that are included in the sale of the AIC business have been aggregated and classified as held for sale under current assets and current liabilities, respectively. Current assets are comprised of prepaid expenses and current liabilities are comprised of deferred revenues. All other references to operating results reflect the ongoing operations of the Company, excluding the AIC business. The results of operations of the AIC business reported as discontinued operations are summarized as follows:

AIC STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Revenues	$3,087	$3,215	$3,147
Costs and expenses:
Cost of revenues	154	59	—
Sales and marketing	478	386	420
Product and technology development	1,584	2,224	2,582
General and administrative	41	1	334

Total costs and expenses	2,257	2,670	3,336

Income (loss) from discontinued operations	$830	$545	$(189)

5.    Acquisitions

Acquisition of Stoneage Corporation

On April 15, 2004, the Company acquired all of the outstanding common stock of Stoneage Corporation (“Stoneage”), now Car.com, Inc., a provider of Internet automotive buying services and owner of the Car.com

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Web site. Stoneage was acquired to expand the Company’s market share of new car buyers, increase the number of purchase requests processed through the Company, and add retail and enterprise dealer relationships to the Company. The acquisition also added the Car.com finance request business to the Company. The Company believes that the combined assets will further position it as a leader in the internet automotive business services sector. These factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired from Stoneage Corporation, and as a result, the Company has recorded goodwill in connection with this transaction.

Under the terms of the agreement, former Stoneage shareholders received 2,257,733 shares of the Company’s common stock and $15,251,000 in cash, subject to a post closing purchase price adjustment. In June 2004, the final purchase price adjustment was determined and resulted in the Company’s obligation to issue 47,511 additional shares of common stock, which were issued in July 2004. The acquisition has been accounted for using the purchase method of accounting.

The aggregate purchase price was $50,767,000 and consisted of $15,251,000 in cash and 2,305,244 shares of common stock valued at $34,480,000 and transaction costs of $1,036,000. The value of the stock issued was determined based on the average market price of the Company’s common stock for the two days before and the date of the announcement/consummation of the acquisition. The final purchase price was allocated to the net tangible and intangible assets based on their respective estimated fair values on the acquisition date as follows (in thousands, except share and per share data):

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

The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill in the amount of $42,845,000. Goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes. Intangible assets acquired consist of acquired technology at $200,000 which is amortized over an estimated useful life of 30 months, customer relationships at $3,575,000 which are amortized over an estimated useful life of three years and the Car.com domain name at $700,000 which is amortized over an estimated useful life of five years. To estimate the fair value of the customer relationships, an income approach was used with a discount rate of 27% which included an analysis of future cash flows and risks associated with achieving such cash flows. To

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate the fair value of the Car.com domain name, a market approach was used utilizing historical costs to acquire in 2002 and an adjustment factor of 70%. To estimate the fair value of acquired technology, a cost approach was used which involves estimating the programming hours required to construct a software application with equivalent functionality multiplied by the cost per hour for engineers and programmers.

Stoneage’s financial position and results of operations from the date of acquisition on April 15, 2004 have been included in the accompanying consolidated financial statements (see discussion under Litigation in Note 7.)

Acquisition of iDriveonline, Inc.

On April 9, 2004, the Company acquired all of the outstanding common stock of iDriveonline, Inc. (iDriveonline), now Retention Performance Marketing, Inc., a provider of customer loyalty and retention marketing programs for the automotive industry, in exchange for cash and common stock. The acquisition combines iDriveonline’s leading applications, including an online prospecting and retention tool, enhanced data and segmentation tools, and improved dealer reporting capabilities with the Company’s existing customer retention program. Through this acquisition, the Company gained a meaningful presence in the automotive CRM marketplace. These factors contributed to a purchase price in excess of fair market value of iDriveonline’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction. The acquisition has been accounted for using the purchase method of accounting.

The aggregate purchase price was $12,168,000 and consisted of $5,021,000 in cash, 474,501 shares of common stock valued at $6,775,000 and transaction costs of $372,000. The value of the stock issued was determined based on the average market price of the Company’s common stock for the two days before through the day after the date of the announcement of the acquisition. The final purchase price was allocated to the underlying net tangible and intangible assets based on their respective estimated fair values on the acquisition date as follows (in thousands, except share and per share data):

Purchase price:
Cash	$5,021
Common stock (474,501 shares at $14.28 per share)	6,775
Transaction costs incurred by Autobytel	372

Total purchase price	$12,168

Allocation of purchase price:
Assets:
Cash	$266
Accounts receivable	542
Other current assets	48
Non-current assets	60
Goodwill	11,022
Intangible assets	1,000
Liabilities:
Current liabilities	(770)

Total purchase price	$12,168

The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill in the amount of $11,022,000. Goodwill is not amortized, rather it is evaluated on at least an annual basis for impairment. Goodwill is not deductible for income tax purposes.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired consist of acquired technology at $400,000 which is amortized over an estimated useful life of 18 months and customer relationships at $600,000 which are amortized over an estimated useful life of three years. To estimate the fair value of the customer relationships, an income approach was used with a discount rate of 28% which included an analysis of future cash flows and risks associated with achieving such cash flows. To estimate the fair value of acquired technology, a cost approach was used which involves estimating the programming hours required to construct a software application with equivalent functionality multiplied by the cost per hour for engineers and programmers.

iDriveonline’s financial position and results of operations from the date of acquisition on April 9, 2004 have been included in the accompanying consolidated financial statements.

Pro forma Consolidated Results of Operations

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisitions of iDriveonline and Stoneage had occurred on January 1, 2004. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed as presented.

Year Ended December 31,
2004
(in thousands, except per share data)
Pro forma:
Revenue	$128,478
Net income from continuing operations	$7,285
Net income	$7,096
Net income per share from continuing operations:
Basic	$0.18
Diluted	$0.16
Net income per share:
Basic	$0.17
Diluted	$0.16

6.    Autobytel.Europe LLC

Autobytel.Europe was organized and formed in 1997 to expand the Company’s business model and operations throughout Europe.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 31, 2004, the Company adopted the provisions of FIN 46(R) and determined it was the primary beneficiary of Autobytel.Europe. As a result of adopting FIN 46(R), Autobytel consolidated Autobytel.Europe in its consolidated financial statements. As of December 31, 2006 and 2005, the assets and liabilities of Autobytel.Europe were as follows:

	As of December 31,
	2006	2005
	(in thousands)
Restricted international cash and cash equivalents	$360	$241
Other current and non-current assets	—	138
Other current liabilities	—	(61)
Minority interest	(184)	(163)

	$176	$155

In December 2005, the Company received $3,889,000 from Autobytel.Europe as part of an agreement to dissolve Autobytel.Europe and recognized a foreign currency exchange gain of $1,533,000.

Autobytel.Europe’s revenue and expenses are included in the Company’s consolidated results of operations beginning April 1, 2004. Total revenue for the year ended December 31, 2005 and nine months ended December 31, 2004 was $272,000 and $133,000, respectively. Autobytel.Europe did not generate any revenue for the year ended December 31, 2006 as a result of the substantial liquidation. The dissolution of Autobytel.Europe was completed in February 2007.

7.    Commitments and Contingencies

Operating Leases

The Company leases its facilities, certain office equipment and a domain name under operating leases which expire on various dates through 2011. As of December 31, 2006, future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2007	$1,753
2008	1,708
2009	1,632
2010	1,130
Thereafter	9

$6,232

Rent expense included in costs and expenses from continuing operations was $1,801,000, $1,727,000 and $1,530,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Guarantees

The Company guarantees operating lease commitments related to facilities in Westerville, Ohio and Troy, Michigan for some of its wholly-owned subsidiaries. The maximum guarantee amount is approximately $874,000 which represents the remaining commitment, through January 2011, on such operating lease arrangements as of December 31, 2006.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements

As of December 31, 2006, Autobytel had agreements with James E. Riesenbach, Chief Executive Officer and President, Michael Schmidt, Executive Vice President and Chief Financial Officer, Ariel Amir, Executive Vice President and Chief Legal and Administrative Officer, Russell Bartlett, Senior Vice President, CRM and Data Services, and Mark Garms, Senior Vice President, Dealer Operations and Strategy. In the event of termination, non-renewal or change of control, Mr. Riesenbach is entitled to payments of two times the sum of his annual base salary and a bonus of 100% of base salary and benefits for twenty four months. In the event of termination or non-renewal, Mr. Amir is entitled to payments of one year base salary plus bonus of 50% of base salary and benefits for twelve months. In the case of termination by Mr. Schmidt or the Company, Mr. Schmidt is entitled to a lump sum payment equal to his annual base salary plus bonus, as well as benefits for one year following such termination. Messrs. Schmidt and Amir are also entitled to additional severance payments in the event of a change of control. The agreements for Messrs. Riesenbach, Amir and Schmidt also provide that if compensation in the event of a change of control is deemed to be parachute payments under the Internal Revenue Code, then the Company will make additional payments to compensate for their additional tax obligations. The agreement for Mr. Riesenbach expires on March 20, 2009 and provides for a one year extension. If the agreement with Mr. Riesenbach expires by its terms upon the expiration of the additional one year period, Mr. Riesenbach is entitled to receive a severance payment equal to two times his highest annual base salary as well as benefits for twelve months following such expiration. The agreements of Messrs. Schmidt and Amir expire on May 30, 2007 and July 19, 2007, respectively. In addition, the agreements provide for vesting of options upon a change of control. In addition, certain other officers, including Messrs. Bartlett and Garms, are entitled to six months’ base salary in the event of a termination without cause or for good reason. Such officers hold certain options that vest upon a change of control. The agreements with such officers are ‘at will’.

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. The complaints against the Company have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those focus cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Company case.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autobytel, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Among other provisions, if it is finally approved by the Court, the issuers’ settlement provides for a release of the Company and the Autobytel Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JP Morgan preliminary agreement, if approved, would only offset the insurers’ obligation to cover the remainder of plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan preliminary agreement to settle is finalized, and then preliminarily and is finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan preliminary agreement.

It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be directly covered and paid by its insurance carriers. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is finalized, then preliminarily and finally approved by the Court, the Company’s maximum financial obligation would be less than $2.7 million.

There is no assurance that the Court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the Court certified a class in the focus cases and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those focus cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Autoweb case.

Autoweb has approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Among other provisions, if it is finally approved by the Court, the issuers’ settlement provides for a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged in the action to be wrongful. Autoweb would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Autoweb may have against its underwriters. The settlement agreement also provides a guaranteed recovery of one billion dollars to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least one billion dollars, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan preliminary agreement, if approved, would offset the insurers’ obligation to cover the remainder of plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan preliminary agreement to settle is finalized, then preliminarily and finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan preliminary agreement.

It is anticipated that any potential financial obligation of Autoweb to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be directly covered and paid by its insurance carriers. Autoweb currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and Autoweb is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by Autoweb. If material

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limitations on the expected recovery of any potential financial obligation to the plaintiffs from Autoweb’s insurance carriers should arise, Autoweb’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is finalized, then preliminarily and finally approved by the Court, Autoweb’s maximum financial obligation would be less than $2.7 million.

There is no assurance that the Court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

The Company has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims as of December 31, 2006.

On September 24, 2004, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation. In that lawsuit, the Company asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. In December 2006, the Company entered into a settlement agreement with Dealix relating to the lawsuit. The agreement provides that Dealix will pay the Company a total of $20,000,000 in settlement payments, $12,000,000 of which was paid to the Company on March 13, 2007, with the remainder to be paid out in installments of $2,666,666 on the next three annual anniversary dates of the initial payment. The remaining payments subsequent to the initial payment are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. The agreement also provides for a license from the Company to Dealix and The Cobalt Group of patents and patent applications and mutual releases of claims.

Between October and December 2004, five separate purported class actions were filed in the United States District Court for the Central District of California against Autobytel and certain of its current and former directors and former officers. The claims were brought on behalf of stockholders who purchased shares during the period July 24, 2003 through October 21, 2004. The claims alleged in all of these purported class actions were virtually identical, and purported to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In this regard, the plaintiffs alleged that the Company misrepresented and omitted material facts with respect to its financial results and operations during the time period between July 24, 2003 and October 20, 2004. The complaint sought unspecified compensatory damages, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. On January 28, 2005, the court ordered the consolidation of the currently pending class actions into a single case pursuant to a stipulation for consolidation signed by all parties. On March 14, 2005, the court appointed a lead plaintiff and approved the selection of lead counsel and liaison counsel. On June 30, 2005, the lead plaintiff filed and served a Consolidated Amended Class Action Complaint. The putative class period is July 24, 2003 to October 21, 2004. Defendants filed and served a motion to dismiss the Consolidated Amended Class Action Complaint on August 1, 2005 and filed their reply brief on February 17, 2006. The hearing was set for March 13, 2006, but the parties filed a stipulation to take the hearing off calendar without prejudice to re-noticing the hearing in the future. On July 31, 2006, the parties entered into a Stipulation of Settlement which was subsequently filed with the court for approval. Among the terms of the proposed settlement, the Company and individual defendants, as well as other released persons, will be released from all claims related to this action, a settlement class consisting of all persons who purchased or otherwise acquired the common stock of Autobytel between July 24, 2003 and October 21, 2004 will be certified, and a settlement fund will be established. The settlement was funded by the Company’s insurer. At the final settlement hearing on October 30, 2006, the court approved the settlement. In

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, certain current and former directors and certain former officers of the Company are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to the Company, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to the Company, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning the Company’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. The parties negotiated a settlement of the action and submitted it for court approval in November 2006. The court has held a series of status conferences since the settlement was submitted, and a further status conference to discuss the settlement is currently scheduled for April 25, 2007. If the settlement is not finalized for any reason, or the court does not approve the settlement, once the stay is lifted, the Company intends to defend this suit vigorously. However, the Company cannot currently predict the impact or outcome of such litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of December 31, 2006.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names Autobytel as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by Autobytel on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. Although the parties are engaged in ongoing mediation efforts, the plaintiffs recently requested that the arbitration stay be lifted. If the parties are unable to negotiate a resolution of this matter, the Company will defend these claims vigorously. The Company cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows. The Company has not recorded a liability against this claim as of December 31, 2006.

From time to time, the Company is involved in other litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

litigation could materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

8.    Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (IRC or Code) (the 401(k) Plan.) The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 50% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. During 2006, 2005 and 2004, the Company contributed $724,000, $720,000 and $595,000, respectively, related to continuing operations and $44,000, $48,000 and $53,000, respectively, related to discontinued operations.

9.    Stockholders’ Equity

Preferred Stock

As of December 31, 2006, 11,445,187 shares of preferred stock with a $0.001 par value were authorized and undesignated. There were no shares of preferred stock issued or outstanding as of December 31, 2006.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the Incentive Plan) was approved by the Board of Directors in October 1996. The Incentive Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Code, and for the granting to employees, directors and consultants of nonstatutory stock options and stock purchase rights. The Company has reserved a total of 833,333 shares of common stock for issuance under the Incentive Plan. The exercise price of stock options granted under the Incentive Plan cannot be lower than the fair market value of the common stock, as determined by the Board of Directors, on the date of grant. With respect to any participants who, at the time of grant, own stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price of stock options granted to such person must be at least 110% of the fair market value on the grant date, and the maximum term of such options is five years. The term of all other options granted under the Incentive Plan may be up to 10 years. Stock options granted under the Incentive Plan vest according to vesting schedules determined by the Board of Directors.

1998 Stock Option Plan

The Company’s 1998 Stock Option Plan (the 1998 Option Plan) was adopted in December 1998. The Company has reserved 1,500,000 shares under the 1998 Option Plan. The 1998 Option Plan provides for the granting to employees of incentive stock options within the meaning of the Code and nonstatutory stock options.

The exercise price of non-statutory options granted under the 1998 Option Plan cannot be lower than 85% of the fair market value of the common stock on the date of grant. The exercise price of all incentive stock options granted cannot be lower than the fair market value on the grant date. With respect to any participants who beneficially own more than 10% of the voting power of all classes of stock of the Company, the exercise price of any stock option granted to such person must be at least 110% of the fair market value on the grant date, and the maximum term of such option is five years. The term of all other options granted under the 1998 Option Plan may be up to 10 years. Under the 1998 Option Plan, certain stock options (Performance Options) vest over a time period determined by the Board of Directors, however, the vesting could be accelerated based on the

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance of the Company’s common stock. At December 31, 2006, there were no non-vested performance options outstanding under the 1998 Option Plan.

In December 2001, the Board of Directors granted Performance Options to purchase 200,000 shares of common stock to Jeffrey Schwartz at an exercise price of $1.60 per share, which represented the fair market value on the date of grant. These options vest over a five-year period, but the vesting could be accelerated based on the performance of the Company’s common stock. The accelerated vesting schedule provides that the grants will vest if the average trading price of the common stock for any 60 consecutive trading days is equal to or exceeds $5.00. As of December 31, 2004, all of these Performance Options were vested. All other stock options granted under the 1998 Option Plan vest according to vesting schedules determined by the Board of Directors.

The 1998 Option Plan provides that, unless otherwise provided in the stock option agreement, in the event of any merger, consolidation, or sale or transfer of all or any part of the Company’s business or assets, all rights of the optionee with respect to the unexercised portion of any option will become immediately vested and may be exercised immediately, except to the extent that any agreement or undertaking of any party to any such merger, consolidation, or sale or transfer of assets makes specific provisions for the assumption of the obligations of the Company with respect to the 1998 Option Plan.

1999 Stock Option Plan

The Company’s 1999 Stock Option Plan (the 1999 Option Plan) was adopted in January 1999. The Company has reserved 1,800,000 shares under the 1999 Option Plan. The 1999 Option Plan provides for the granting of stock options to employees of the Company. Under the 1999 Option Plan, not more than 1,000,000 shares may be issued pursuant to options granted after March 31, 1999.

The 1999 Option Plan provides for an automatic grant of an option to purchase 20,000 shares of common stock to each non-employee director on the date on which the person first becomes a non-employee director. In each successive year the non-employee director will automatically be granted an option to purchase 5,000 shares on November 1 of each subsequent year provided the non-employee director has served on the Board for at least six months. Each option will have a term of 10 years and will be granted at the fair market value of the Company’s common stock on the date of grant. The options vest in their entirety and become exercisable on the first anniversary of the grant date, provided that the optionee continues to serve as a director on such date.

The 1999 Option Plan is similar in all other material respects to the 1998 Option Plan.

1999 Employee and Acquisition Related Stock Option Plan

The Company’s 1999 Employee and Acquisition Related Stock Option Plan (the Employee and Acquisition Option Plan) was approved by the Board of Directors in September 1999. The Company has reserved a total of 1,500,000 shares of common stock for issuance under the Employee and Acquisition Option Plan. The Employee and Acquisition Option Plan provides for the granting to employees and acquired employees of stock options, and for the granting to employees, acquired employees and service providers of nonstatutory stock options. The exercise price of incentive stock options granted can not be lower than the fair market value on the date of grant and the exercise price of nonstatutory stock options can not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of stock options granted to individuals beneficially owning more than 10% of the voting power of all classes of the Company stock must be at least 110% of the fair market value on the grant date and have a maximum term of five years. The term of all other options granted under the Employee and Acquisition Option Plan may be up to 10 years. Stock options granted under the Employee and Acquisition Option Plan vest according to vesting schedules determined by the Board of Directors.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the 2000 Option Plan) was approved by the Board of Directors in April 2000. The 2000 Option Plan provides for the granting of both incentive stock options and nonqualified stock options to eligible employees, consultants and outside directors of the Company. The Company has reserved 3,000,000 shares under the 2000 Option Plan. Stock options granted under the 2000 Option Plan vest according to vesting schedules determined by the Board of Directors.

The 2000 Option Plan is similar in all other material respects to the 1999 Option Plan.

Amended and Restated 2001 Restricted Stock and Option Plan

On February 25, 2003, the Board of Directors approved the Amended and Restated 2001 Restricted Stock and Option Plan, which was approved by stockholders on June 25, 2003 (the Restricted Plan). The Restricted Plan allows for the granting of restricted stock, deferred share awards, stock options and stock appreciation rights to selected directors, officers, employees, consultants or other service providers of the Company. The Company has reserved 1,500,000 shares under the Restricted Plan. The Restricted Plan prohibits anyone from receiving awards for more than 400,000 shares per year. The Board may grant awards that vest immediately or based on future conditions. The Board has the discretionary authority to impose, in agreements, such restrictions on shares of common stock issued pursuant to restricted stock awards under the Restricted Plan as it may deem appropriate or desirable, including but not limited to the authority to impose a right of first refusal or to establish repurchase rights or both of these restrictions. Any repurchase right of the Company lapses on consummation of a change of control. Options may be either incentive stock options or nonqualified stock options. The per share exercise price of an incentive stock option shall not be less than 100% of the fair market value of a share on the date the option is granted (110% in the case of a grant to a ten-percent stockholder). The per share exercise price of a nonqualified stock option shall not be less than 85% of the fair market value of a share on the date the option is granted. No option shall be exercisable after the expiration of ten years from its grant date (five years in the case of an incentive stock option granted to a ten-percent stockholder). Options granted to optionees who are not directors, officers, or consultants must become exercisable at a rate no longer than 20% per year for five years from the grant date. Except as described below and as provided in the Restricted Plan, participants will not have any rights in the event that the Company is sold, merged, or otherwise reorganized. Unless the award agreement provides differently or unless any party to the merger, consolidation, or sale or transfer of the Company assets assumes the Company’s obligations with respect to awards under the Restricted Plan, the unvested portion of awards will become immediately vested upon any merger (other than a merger in which the Company is the surviving entity and the terms and number of outstanding shares remain unchanged as compared to the terms and number of outstanding shares prior to the merger), consolidation, or sale or transfer of the Company assets.

2004 Restricted Stock and Option Plan

The Company’s 2004 Restricted Stock and Option Plan (the 2004 Plan) was adopted by the board of directors on March 2, 2004, and approved by the stockholders on June 24, 2004. The 2004 Plan provides that an aggregate of 2,700,000 shares of the Company’s common stock are available to be awarded to the Company’s directors, officers, employees, consultants, or other service providers in the form of restricted shares, restricted units, deferred shares, options, SARs, and performance units; provided, that the maximum number of shares that can be awarded in the form of restricted shares, restricted units, deferred shares, or performance awards cannot exceed 200,000 shares. The 2004 Plan prohibits anyone from receiving an award of more than 500,000 shares of the Company’s common stock during any one calendar year, or 1,000,000 shares of the Company’s common stock during the term of the 2004 Plan. In addition, the 2004 Plan prohibits anyone from receiving performance units in any performance period (which shall not be less than one fiscal year) in excess of $2,500 in cash. The

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board may grant awards that vest immediately or based on future conditions. The Board has the discretionary authority to impose certain restrictions on awards, including repurchase rights in favor of the Company. The per share exercise price of both incentive and nonstatutory stock options shall not be less than 100% of the fair market value of a share on the date the option is granted (110% in the case of a grant to a ten-percent stockholder). No option shall be exercisable after the expiration of ten years from its grant date (five years in the case of an incentive stock option granted to a ten-percent stockholder). Options granted to optionees who are not directors, officers, or consultants must become exercisable at a rate no longer than 20% per year for five years from the grant date. Unless the award agreement provides differently or unless any party to the merger, consolidation, or sale or transfer of the Company assets assumes the Company’s obligations with respect to awards under the 2004 Plan, the unvested portion of awards will become immediately vested upon any merger (other than a merger in which the Company is the surviving entity and the terms and number of outstanding shares remain unchanged as compared to the terms and number of outstanding shares prior to the merger), consolidation, or sale or transfer of the Company assets. Unless the award agreement provides differently, upon any liquidation or dissolution of the Company as provided in the 2004 Plan, all of the rights to any portion of unvested awards will end, and the awards will be canceled at the time of the liquidation or dissolution unless the relevant dissolution or liquidation plan provides otherwise.

2006 Inducement Stock Option Plan

In June 2006, the 2006 Inducement Stock Option Plan (the 2006 Plan) was approved by the Board of Directors. The 2006 Plan provides that an aggregate of 2,000,000 shares of the Company’s common stock are available to be awarded to the Company’s newly hired employees or appointed directors, solely in connection with the hiring of the employee or appointing of the director, in the form of nonqualified stock options. The per share exercise price of the stock options shall not be less than 100% of the fair market value of a share on the date of grant. No option shall be exercisable after the expiration of ten years from its grant date. An optionee who is not an officer or a director must have the right to exercise at least 20% of the options granted per year over five years from the date of grant. Unless the award agreement provides differently, the unvested portion of the awards will immediately become vested upon any merger (other than a merger in which the Company is the surviving entity and the terms remain unchanged as compared to the terms prior to the merger), consolidation, or sale or transfer of the Company’s assets, except if the options are assumed by the acquiring party. Unless the award agreement provides differently, upon any liquidation or dissolution of the Company, all the rights to any portion of unvested awards will end, and the awards will be canceled at the time of the liquidation or dissolution unless the relevant dissolution or liquidation plan provides otherwise.

2006 Riesenbach Options

In connection with hiring Mr. Riesenbach as President and Chief Executive Officer on March 20, 2006, Mr. Riesenbach was granted stock options to purchase 1,000,000 shares of our common stock, which vest, as to 333,333 of the options, on March 20, 2007, and thereafter (i) 11,111 of the options vest on each monthly anniversary of the grant date over the period beginning on the 13th monthly anniversary and ending on the 35th monthly anniversary of the grant date, (ii) 11,114 of the options vest on the day immediately preceding the 36th monthly anniversary of the grant date, provided that the vesting of such options will accelerate upon a change of control, or termination due to death or disability, by us without cause or by Mr. Riesenbach for good reason, and (iii) 200,000 of the options will vest upon each filing by us of our Annual Report on Form 10-K for each of the fiscal years ending on December 31, 2007 and December 31, 2008 provided Mr. Riesenbach is actively employed by us on the respective vesting dates and Mr. Riesenbach and we have satisfied reasonable performance criteria established by the Board of Directors or a committee thereof in its sole discretion after consulting with Mr. Riesenbach, provided that the vesting of such options will accelerate upon a change of control. Most vested options held by Mr. Riesenbach may be exercised for two years after termination other than in the event of termination for cause.

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

A summary of the Company’s outstanding stock options as of December 31, 2006, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2005	8,638,681	$6.04
Granted	3,617,500	3.41
Exercised	(413,167)	2.74
Forfeited and expired	(1,181,463)	7.85

Outstanding at December 31, 2006	10,661,551	$5.08	7.34	$4,431

Vested and expected to vest at December 31, 2006	9,529,435	$5.27	7.09	$4,044

Exercisable at December 31, 2006	6,250,857	$5.88	6.03	$3,204

To induce Mr. Riesenbach to join the Company as Chief Executive Officer and President, on March 20, 2006, the Company entered into an agreement with Mr. Riesenbach whereby the Company granted 1,000,000 options to him at an exercise price of $4.68. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R) as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria will be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined and were not included in outstanding options at December 31, 2006. The Company will begin recognizing share-based compensation expense based on the fair value of the performance-based options on the date the performance criteria have been defined.

The total intrinsic value of options exercised during 2006, 2005 and 2004, was $402,000, $424,000 and $10,005,000, respectively.

As of December 31, 2006, 1,620,680 stock options were available for grant under the Company’s stock option plans.

1996 Employee Stock Purchase Plan

The Company’s 1996 Employee Stock Purchase Plan was adopted by the Board of Directors in November 1996. On February 25, 2003, the Board of Directors approved an amendment providing for an additional 300,000 shares of common stock issuable over a ten-year period ending on February 24, 2013. The amendment was approved by stockholders on June 25, 2003. The Purchase Plan, which is intended to qualify under Section 423 of the Code, permits eligible employees of the Company to purchase shares of common stock through payroll deductions of up to ten percent of their compensation, up to a certain maximum amount for all purchase periods ending within any calendar year. The Company has reserved a total of 744,444 shares of common stock for

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance under the Purchase Plan. The price of common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first or last day of each six month purchase period. Employees may end their participation in the Purchase Plan at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company.

A summary of the Company’s outstanding awards under the employee stock purchase plan as of December 31, 2006, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2005	68,012	$4.37
Granted	173,714	2.74
Exercised	(119,264)	3.39
Forfeited	(38,635)	3.31

Outstanding at December 31, 2006	83,827	$2.69	1 month	$68

Vested and expected to vest at December 31, 2006	78,101	$2.69	1 month	$63

Preferred Shares Purchase Rights Plan

In July 2004, the Company’s Board of Directors approved the adoption of a stockholder rights plan under which all stockholders of record as of August 10, 2004 received rights to purchase shares of Series A Junior Participating Preferred Stock. The rights were distributed as a non-taxable dividend and will expire July 30, 2014.

The rights will be exercisable only if a person or group acquires 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. If a person or group acquires 15% or more of the common stock, all rightholders, except the acquirer, will be entitled to acquire at the then exercise price of a right that number of shares of the Company’s common stock which at the time will have a market value of two times the exercise price of the right. Under certain circumstances, all rightholders, other than the acquirer, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which at the time will have a market value of two times the exercise price of the right. The initial exercise price of a right is sixty five dollars.

The Board of Directors may terminate the rights plan at any time or redeem the rights prior to the time a person or group acquires more than 15% of the Company’s common stock.

10.    Accrued Liability for Restructuring

In 2002, the Company recorded a charge of $769,000 related to the restructuring of the Company’s operations to reduce costs and enhance efficiencies. The charges included severance costs and a lease obligation. Payments related to the restructuring charge liabilities were made at various times between 2002 and 2005, with payment in full in 2005. There are no further liabilities or obligations related to this restructuring charge.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

	2006	2005	2004
	(in thousands)
Current:
Federal	$—	$—	$—
State	34	228	430

	34	228	430
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total income tax provision	$34	$228	$430

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004
Tax provision at U.S. federal statutory rates	(35.0)%	(35.0)%	35.0%
State taxes	0.1	2.4	4.2
Non-deductible permanent items	0.3	2.0	1.9
Incentive stock options	1.3	—	—
Other	0.3	—	—
Change in federal valuation allowance	33.1	34.2	(34.6)

	0.1%	3.6%	6.5%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$327	$461
Accrued liabilities	915	840
Net operating loss carryforwards	32,183	21,942
Tax credits	464	1,151
Fixed assets	720	901
Intangible assets	4,549	5,105
Share-based compensation expense	1,721	—
Other	59	138

Total gross deferred tax assets	40,938	30,538
Deferred tax liabilities:
Intangible assets	(276)	(893)
Federal benefit of state taxes	(1,482)	(1,124)

Total gross deferred tax liabilities	(1,758)	(2,017)
Valuation allowance	(39,180)	(28,521)

Net deferred income taxes	$—	$—

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, the Company had recorded a valuation allowance of $39,180,000 on its net deferred tax assets. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized.

At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $83,859,000 and $47,209,000, respectively. A portion of these net operating losses is subject to an annual limitation of approximately $495,000 per year. The federal and state net operating losses begin to expire in 2021 and 2012, respectively. Approximately $10,800,000 and $5,000,000, respectively, of the federal and state net operating loss carryforwards were incurred by subsidiaries prior to the date of the Company’s acquisition of such subsidiaries. The Company established a valuation allowance of $4,065,000 at the date of acquisitions related to these subsidiaries. Accordingly, the tax benefits associated with the realization of such net operating losses will be credited to goodwill if realized. In addition, the federal and state net operating losses of approximately $13,484,000 and $8,476,000, respectively, relate to stock option deductions. Therefore, to the extent that the valuation allowance is reduced in the future and such options are realized in accordance with SFAS No. 123(R), approximately $4,719,000 and $509,000, respectively, will be credited to stockholder’s equity rather than to income tax benefit.

At December 31, 2006, deferred tax assets exclude approximately $140,000 and $18,000 of tax-effected federal and state net operating losses pertaining to tax deductions from stock-based compensation. Upon future realization of these benefits, the Company expects to increase additional paid-in capital and reduce income taxes payable. For purposes of SFAS No. 123(R), the benefit of excess stock option deductions is not recorded until such time that the deductions reduce income taxes payable. For purposes of determining when the stock options reduce income taxes payable, the Company has adopted the “with and without” approach under SFAS No. 123(R) whereby the Company considers net operating losses arising from continuing operations prior to net operating losses attributable to excess stock option deductions.

At December 31, 2006 the Company had federal and state tax credit carryforwards of $275,000 and $189,000, respectively, which begin to expire in 2021.

12.    Related Party Transactions

Consulting Agreement

On January 5, 2006, the Company and Robert S. Grimes, a current director and former Executive Vice President, agreed to terminate a consulting agreement pursuant to which Mr. Grimes provided consulting services to the Company. The termination was effective as of December 31, 2005. Under the consulting agreement, Mr. Grimes received $50,000 per year payable on a monthly basis and a $2,500 monthly office expense allowance. These costs were incurred in 2005 and, 2004 and are included in product and technology development expenses in the consolidated statements of operations. Also under the consulting agreement, Mr. Grimes made himself available to the executive officers of the Company for up to 16 hours a month for consultation and other activities related to formulating and implementing business strategies and relationships.

The wife of Mark Garms, Senior Vice President, Dealer Operations and Strategy, joined the Company in February 2005 as Director, Project Management and was promoted to Senior Director, Project Management in June 2006. Her base salary is $145,000 and she is eligible for a bonus of up to 20% of her base salary. Her base salary and bonus payments for 2006 were $136,000 and $26,100, respectively. Ms. Garms was granted 15,000 options on August 14, 2006 at $2.99 per share. The options vest as to 33 1/3% on the first anniversary of the grant date and as to  1/36th at the end of each successive monthly anniversary thereafter for the following 24 months.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Subsequent Events

Employment Agreement

In January 2007, the Company entered into an employment agreement with Monty A. Houdeshell in connection with his appointment as Executive Vice President, Finance, and his becoming Executive Vice President and Chief Financial Officer the day after the filing of this Annual Report on Form 10-K.

The Employment Agreement is for a three year term that ends on January 30, 2010 and automatically renews for additional one year periods unless either party notifies the other of its intent not to renew no later than one hundred twenty days prior to the expiration of the then current term. Mr. Houdeshell is entitled to an annual base salary of $300,000 during the term, and is eligible for a bonus of at least 60% of his annual base salary. In addition, Mr. Houdeshell may participate in any benefit plans generally afforded to executive officers. If Mr. Houdeshell’s employment is terminated without “cause,” if Mr. Houdeshell terminates his employment with “good reason” or if the Company delivers to Mr. Houdeshell a non-renewal notice, Mr. Houdeshell is entitled to a payment equal to the sum of his then annual base salary and a bonus of 60% of his annual base salary, as well as benefits for twelve months following such termination.

In the event of a change of control during the term of his employment or at any time during the six month period following such term, Mr. Houdeshell is entitled to a lump sum payment equal to two times the sum of his then annual base salary and a bonus of 60% of his annual base salary, so long as Mr. Houdeshell agrees, if requested, to continue with the Company or any successor for ninety days after the change of control. If Mr. Houdeshell’s compensation is deemed to be parachute payments under the Code, then the Company has agreed to make additional payments to him to compensate for his additional tax obligations.

Mr. Houdeshell was granted options to purchase 300,000 shares of common stock. Assuming Mr. Houdeshell remains actively employed by the Company through each stated anniversary date then Mr. Houdeshell’s options vest, as to 100,000 of the shares, on January 30, 2008, and thereafter, (i) options to purchase 6,250 of the shares will vest on each monthly anniversary thereafter ending on January 30, 2010, and (ii) upon filing by the Company of its Annual Report on Form 10-K for the fiscal years ending on December 31, 2007, December 31, 2008 and December 31, 2009, options to purchase 16,667, 16,667 and 16,666 shares, respectively, will vest, provided in respect of this clause (ii) Mr. Houdeshell and the Company have satisfied reasonable performance criteria established by the Board of Directors or a committee thereof in its sole discretion. The vesting of the options will accelerate upon a change of control. The options may be exercised once they vest.

Litigation Settlement

As discussed in Note 7, the Company received $12,000,000 on March 13, 2007 from Dealix.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Quarterly Financial Data (Unaudited)

Quarterly financial data for the Company is summarized in the table below. The Quarterly Financial Data of all prior periods presented reflect the revenues and expenses of the AIC business as a discontinued operation. As a discontinued operation, revenues and expenses of AIC have been aggregated and stated separately from the respective captions of continuing operations. Expenses included in discontinued operations are direct costs of the AIC business that the Company believes will be eliminated from future operations as a result of the sale of the AIC business.

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in thousands, except per share data)
Revenue	$26,815	$27,374	$28,601	$28,300
Operating loss	(8,010)	(8,484)	(8,462)	(9,104)
Loss from continuing operations	(7,542)	(8,143)	(7,980)	(8,633)
Net loss	(7,258)	(7,879)	(7,868)	(8,463)
Basic and diluted net loss per share from continuing operations	$(0.18)	$(0.19)	$(0.19)	$(0.20)
Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.19)	$(0.20)

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands, except per share data)
Revenue	$29,171	$29,758	$30,593	$32,532
Operating loss	(1,811)	(1,024)	(3,513)	(3,109)
Loss from continuing operations	(98)	(467)	(3,319)	(2,919)
Net income (loss)	122	(287)	(3,283)	(2,810)
Basic and diluted net loss per share from continuing operations	$—	$(0.01)	$(0.08)	$(0.07)
Basic and diluted net income (loss) per share	$—	$(0.01)	$(0.08)	$(0.07)

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Allowance for bad debts:
Beginning balance	$691	$682	$814
Additions	391	906	303
Write-offs	(553)	(897)	(435)

Ending balance	$529	$691	$682

Allowance for customer credits:
Beginning balance	$433	$355	$950
Additions	1,645	2,816	1,969
Write-offs	(1,809)	(2,738)	(2,564)

Ending balance	$269	$433	$355

Tax valuation allowance:
Beginning balance	$28,521	$22,984	$26,416
Charged (credited) to tax expense	12,607	3,205	(3,463)
Charged (credited) to other	(1,948)	2,332	31

Ending balance	$39,180	$28,521	$22,984

EXHIBIT INDEX

Number	Description

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

3.7	Amendment No. 3 to Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.7 of Form 10-K for the Year Ended December 31, 2005 filed with the SEC on March 16, 2006

4.1	Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the September 2001 10-Q

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

Number	Description

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

10.26	Amendment No. 2 to the autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(5) of the Schedule TO

10.27	Amendment No. 2 to the autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) of the Schedule TO

Number	Description

10.28	Amendment No. 1 to the autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(10) of the Schedule TO

10.29	Amendment No. 1 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(12) of the Schedule TO

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

10.44	Letter Agreement, dated June 15, 2005, between Autobytel and Andrew Donchak is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 16, 2005

Number	Description

10.45	Employment Agreement, dated July 19, 2005, between Autobytel and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 22, 2005

10.46	Form of Dealer Agreement is incorporated herein by reference to Exhibit 10.56 of the 2002 10-K

10.47	Letter agreement, dated March 10, 2003, between Autobytel and Robert Grimes is incorporated herein by reference to Exhibit 10.57 of the 2002 10-K

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

10.58	Stock Option Agreement, dated September 21, 2004, between Autobytel and Hoshi Printer is incorporated herein by reference to Exhibit 10.60 of the 2004 10-K.

10.59	Stock Option Agreement, dated September 21, 2004, between Autobytel and Ariel Amir is incorporated herein by reference to Exhibit 10.61 of the 2004 10-K.

10.60	Stock Option Agreement, dated September 21, 2004, between Autobytel and Richard Walker is incorporated herein by reference to Exhibit 10.62 of the 2004 10-K.

Number	Description

10.61	Severance Agreement and General Release, dated January 7, 2005 between Autobytel and Hoshi Printer is incorporated herein by reference to Exhibit 10.63 of the 2004 10-K.

10.62	Letter agreement, dated March 9, 2004 between Autobytel and Michael F. Schmidt is incorporated herein by reference to Exhibit 10.64 of the 2004 10-K.

10.63	Form of Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.65 of the 2004 10-K.

10.64	Form of Autobytel Inc. Dealer Agreement is incorporated herein by reference to Exhibit 10.66 of the 2004 10-K.

10.65	Form of Autoweb.com, Inc. Dealer Agreement is incorporated herein by reference to Exhibit 10.67 of the 2004 10-K.

10.66	Letter Agreement, dated January 5, 2006 from Autobytel to Robert Grimes is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 9, 2006.

10.67

Employment Agreement dated March 1, 2006 between Autobytel Inc. and James E. Riesenbach is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006.

10.68

First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Post is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006.

10.69

First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006.

10.70

Extension Letter dated February 27, 2006 from Autobytel Inc. to Richard A. Post is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2006.

10.71

Letter agreement, dated January 5, 2006, from Autobytel Inc. to Robert S. Grimes is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

10.72

First Amendment to Employment Agreement dated as of April 26, 2006 between Autobytel Inc. and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.

10.73

2006 Inducement Stock option Plan is incorporated herein by reference to Exhibit 4.9 of the Registration Statement on Form S-8 (File No. 333-135076) filed with the Securities and Exchange Commission on June 16, 2006 (the “2006 S-8”).

10.74	Form of Employee Inducement Stock Option Agreement is incorporated herein by reference to Exhibit 4.10 of the 2006 S-8.

10.75	Inducement Stock Option Agreement dated March 20, 2006 between James E. Riesenbach and Autobytel is incorporated herein by reference to Exhibit 4.11 of the 2006 S-8.

Number	Description

10.76*†	Settlement Agreement entered into as of December 19, 2006 among Autobytel Inc., The Cobalt Group, Inc., Dealix Corporation and for limited purposes WP Equity Partners, Inc.

10.77*	Employment Agreement, made as of June 5, 2000, between Autobytel Inc. and Russell Bartlett.

10.78*	Letter agreement, dated November 10, 2005, between Autobytel Inc. and Russell Bartlett

10.79*	Employment Agreement, made as of February 8, 2002, between Autobytel Inc. and Mark Garms

10.80*	Letter agreement, dated July 12, 2004, between Autobytel Inc. and Mark Garms

21.1*	Subsidiaries of Autobytel

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (reference is made to the signature page)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated March 15, 2007

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated March 15, 2007

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated March 15, 2007

*	Filed herewith.
†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.