Form 10-Q
period 2007-03-31
AUTOBYTEL  INC
filed 2007-05-10
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of April 30, 2007, there were 43,400,083 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AUTOBYTEL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Domestic cash and cash equivalents	$28,084	$22,743
Restricted international cash and cash equivalents	—	360
Short-term investments	—	3,000
Accounts receivable, net of allowances for bad debts and customer credits of $712 and $798, respectively	16,833	17,250
Prepaid expenses and other current assets	4,081	1,819
Current assets held for sale	—	2

Total current assets	48,998	45,174
Property and equipment, net	11,977	7,954
Goodwill	70,697	70,697
Intangible assets, net	446	674
Other assets	4,795	197

Total assets	$136,913	$124,696

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,930	$9,271
Accrued expenses	6,504	7,607
Deferred revenues	1,981	2,138
Current liabilities held for sale	—	393
Other current liabilities	1,109	1,090

Total current liabilities	16,524	20,499
Deferred rent—non-current	178	195
Deferred revenues—non-current	8,658	—

Total liabilities	25,360	20,694
Minority interest	—	184
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,067,954 and 42,665,840 shares issued and outstanding, respectively	43	43
Additional paid-in capital	292,025	289,862
Accumulated deficit	(180,515)	(186,087)

Total stockholders’ equity	111,553	103,818

Total liabilities, minority interest and stockholders’ equity	$136,913	$124,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$28,366	$28,300
Costs and expenses:
Cost of revenues	13,338	14,743
Sales and marketing	7,709	7,738
Product and technology development	4,977	4,865
General and administrative	8,810	9,701
Amortization of intangible assets	344	357
Patent litigation settlement	(9,899)	—

Total costs and expenses	25,279	37,404

Operating income (loss)	3,087	(9,104)
Interest income	329	471
Foreign currency exchange (loss) gain	(6)	3

Income (loss) from continuing operations before provision for income taxes and minority interest	3,410	(8,630)
Provision for income taxes	(7)	—
Minority interest	—	(3)

Income (loss) from continuing operations	3,403	(8,633)
Income from discontinued operations	2,169	170

Net income (loss)	$5,572	$(8,463)

Income (loss) per share from continuing operations:
Basic	$0.08	$(0.20)

Diluted	$0.08	$(0.20)

Net income (loss) per share:
Basic	$0.13	$(0.20)

Diluted	$0.13	$(0.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$5,572	$(8,463)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	545	503
Amortization of intangible assets	344	395
Provision for bad debt	21	2
Provision for customer credits	410	524
(Gain) loss on disposal of property and equipment	(1)	4
Gain on sale of AIC business	(2,262)	—
Share-based compensation	1,499	1,290
Minority interest	—	3
Foreign currency exchange loss	6	3
Changes in assets and liabilities:
Accounts receivable	(14)	(720)
Prepaid expenses and other current assets	366	682
Other assets	(134)	38
Accounts payable	(1,660)	1,582
Accrued expenses	(1,268)	(841)
Deferred revenues	1,091	547
Other liabilities	2	119

Net cash provided by (used in) operating activities	4,517	(4,332)

Cash flows from investing activities:
Maturities of short-term and long-term investments	3,000	3,000
Distribution of foreign investment	354	—
Purchases of property and equipment	(5,078)	(808)
Proceeds from sale of property and equipment	1	10
Proceeds from sale of AIC business	2,073	—

Net cash provided by investing activities	350	2,202

Cash flows from financing activities:
Distribution to minority interest shareholder	(184)	—
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	658	596

Net cash provided by financing activities	474	596

Net increase (decrease) in cash and cash equivalents	5,341	(1,534)
Cash and cash equivalents, beginning of period	22,743	33,353

Cash and cash equivalents, end of period	$28,084	$31,819

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$60	$114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash activities:

•	The aggregate purchase price of certain property and equipment purchases totaling $0.5 million was not paid as of March 31, 2007.
•

In January 2007, certain prepaid expenses and deferred revenue were sold in conjunction with the sale of certain assets and liabilities of the Company’s Automotive Information Center business (See Note 6).

•	In conjunction with the patent litigation settlement, other receivables and deferred revenue of $7.1 million and $9.2 million, respectively, were recorded (See Note 7).

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Operations of Autobytel

Autobytel Inc. (the “Company” or “Autobytel”) is an automotive media and marketing services company that helps dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising, primarily through the Internet. The Company owns and operates automotive Web sites, including Autobytel.com®, Autoweb.com®, Car.com®, CarSmart.com®, AutoSite.com®, and CarTV.com®. The Company is among the largest automotive shopping content networks and reaches millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions. The Company is also a leading provider of customer relationship management (“CRM”) products and programs, consisting of lead management products, and customer retention marketing programs.

The Company is a Delaware corporation incorporated on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

From its inception in January 1995 through December 31, 2002 and for the years ended December 31, 2005 and 2006, the Company has experienced annual operating losses and has an accumulated deficit of $180.5 million as of March 31, 2007. The Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company’s results of operations and financial condition may be affected by its dependence on, and the general economic conditions of, the automotive industry.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary (which are of a normal recurring nature) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2007. The Company prepared the unaudited interim condensed consolidated financial statements following the requirements of the SEC for interim reporting as contained in the instructions to Form 10-Q in Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. As discussed in more detail in Note 6, Discontinued Operations, and elsewhere in this Quarterly Report on Form 10-Q, the Company sold certain assets and liabilities of the Automotive Information Center (“AIC”) data business, its new vehicle price and specification business, on January 31, 2007. Accordingly, the AIC business is presented in the condensed consolidated financial statements as a discontinued operation. As a discontinued operation, revenues and expenses of the AIC business have been aggregated and stated separately from the respective captions in continuing operations in the Condensed Consolidated Statements of Operations. Expenses include direct costs of the AIC business that the Company believes will be eliminated from future operations as a result of the sale of the AIC business. Assets and liabilities that are included in the sale of the AIC business have been aggregated and classified as held for sale under current assets and current liabilities, respectively, at December 31, 2006. All other references to operating results reflect the ongoing operations of the Company, excluding the AIC business. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other period(s).

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

Reclassifications

Certain reclassifications have been made to prior period information to conform with the current period presentations.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Revenue Recognition

The Company classifies revenues as lead fees, advertising, CRM services, and other. Revenues by groups of similar services for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues:
Lead fees	$17,231	$17,989
Advertising	4,707	3,779
CRM services	6,202	6,339
Other	226	193

Total revenues	$28,366	$28,300

The Company recognizes revenues when earned as defined by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” SAB No. 104 considers revenue realized after all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which revenue stream is credited with the revenue, it also impacts the amount and timing of revenue recorded in the condensed consolidated statement of operations during a given period due to the differing methods of recognizing revenue. Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar cash arrangements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement.

The Company had deferred revenue in accordance with EITF Issue No. 00-21 under a multiple-element arrangement of $1.1 million at December 31, 2006. Revenue recognized under these types of arrangements totaled $1.3 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. The Company also recorded deferred revenue in the amount of $9.2 million during the three months ended March 31, 2007 as a result of a patent litigation settlement (see Note 7).

Sales Tax Collected from Customers

The Company primarily collects sales taxes from its CRM service customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. Such sales taxes are excluded from the Company’s revenue and costs.

Risks Due to Concentration of Significant Customers and Export Sales

For the three months ended March 31, 2007 and 2006, no dealer, major dealer group, manufacturer, international licensee or other customer accounted for greater than 10% of total revenues. The Company had balances owed from one automotive manufacturer that accounted for more than 10% of total accounts receivable as of March 31, 2007. The Company had no balances owed from any single automotive manufacturer that accounted for more than 10% of total accounts receivable as of December 31, 2006.

Business Segment

The Company conducts its business within one business segment which is defined as providing automotive marketing services.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board’s (“FASB”) EITF reached a consensus on Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”. EITF Issue No. 06-1 provides guidance on the accounting for consideration given to third party manufacturers or resellers of equipment which is required by the end-customer in order to utilize the service from the service provider. EITF Issue No. 06-1 is effective for fiscal years beginning after June 15, 2007 and its adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB’s EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. EITF Issue No. 06-3 provides accounting guidance regarding the presentation of taxes assessed by a governmental authority on a revenue producing transaction between a seller and a customer such as sales and use taxes. The Company adopted EITF Issue No. 06-3 on January 1, 2007, and its adoptions did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. It also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. The Company adopted the provisions of FIN No. 48 on January 1, 2007.

Upon adoption of FIN No. 48, the Company analyzed its filing positions for all open tax years in all U.S. federal and state jurisdictions where it is required to file. At the adoption date of January 1, 2007, the Company had $0.5 million of unrecognized tax benefits. Of the total unrecognized tax benefits at the adoption date, the entire amount of $0.5 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $0.5 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48 and the adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and March 31, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized in the first quarter of 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

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

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

3. Computation of Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share from continuing operations and discontinued operations, and net income (loss) per share:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except share and per share data)
Continuing operations:
Numerator:
Income (loss) from continuing operations	$3,403	$(8,633)
Denominator:
Weighted average common shares and denominator for basic calculation	42,879,841	42,192,349
Weighted average effect of dilutive securities:
Employee stock options	869,045	—

Denominator for diluted calculation	43,748,886	42,192,349
Income (loss) per share from continuing operations—basic	$0.08	$(0.20)
Income (loss) per share from continuing operations—diluted	$0.08	$(0.20)
Discontinued operations:
Numerator:
Income from discontinued operations	$2,169	$170
Denominator:
Weighted average common shares and denominator for basic calculation	42,879,841	42,192,349
Weighted average effect of dilutive securities:
Employee stock options	869,045	—

Denominator for diluted calculation	43,748,886	42,192,349
Income per share from discontinued operations—basic	$0.05	$—
Income per share from discontinued operations—diluted	$0.05	$—
Net income (loss):
Numerator:
Net income (loss)	$5,572	$(8,463)
Denominator:
Weighted average common shares and denominator for basic calculation	42,879,841	42,192,349
Weighted average effect of dilutive securities:
Employee stock options	869,045	—

Denominator for diluted calculation	43,748,886	42,192,349
Net income (loss) per share—basic	$0.13	$(0.20)
Net income (loss) per share—diluted	$0.13	$(0.20)

For the three months ended March 31, 2007 and 2006, 8,344,572 and 5,760,594, respectively, antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted net income (loss) per share, as they represent stock options with an exercise price greater than the average market price of a share of common stock for the period. In addition, for the three months ended March 31, 2006, 1,535,108 antidilutive potential shares of common stock, consisting of employee and director stock options, have been excluded from the calculation of diluted net loss per share, as the Company incurred a net loss for the period.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

4. Stock-Based Compensation

For the three months ended March 31, 2007 and 2006, the Company recorded $1.5 million and $1.3 million of compensation expense, or $0.03 diluted earnings per share for both periods, and such expense is included in costs and expenses in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cost of revenues	$54	$40
Sales and marketing	339	325
Product and technology development	209	186
General and administrative	899	728

Share-based compensation expense included in continuing operations	1,501	1,279
Share-based compensation expense included in discontinuing operations	(2)	11

Total share-based compensation expense	1,499	1,290
Amount capitalized to internal use software	6	—

Total share-based compensation costs	$1,505	$1,290

The Company granted 358,000 and 726,500 stock options for the three months ended March 31, 2007 and 2006, respectively. The weighted-average fair market value per share of the options granted was $2.04 and $3.17 for the three months ended March 31, 2007 and 2006, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Three Months Ended March 31,
	2007	2006
Dividend yield	0.00%	0.00%
Volatility	64.89%	81.04%
Risk-free interest rate	4.55% – 4.76%	4.35% – 4.72%
Expected life	4.36 years	4.99 years

The Company granted 59,739 and 65,985 awards for the three months ended March 31, 2007 and 2006, respectively, under the employee stock purchase plan. The awards granted were estimated to have a weighted-average fair value per award of $0.87 and $1.15 for the three months ended March 31, 2007 and 2006, respectively. The fair value of the awards is based on the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended March 31,
	2007	2006
Dividend yield	0.00%	0.00%
Volatility	48.93%	53.42%
Risk-free interest rate	5.15%	4.60%
Expected life	6 months	6 months

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

To induce James E. Riesenbach to join the Company as Chief Executive Officer and President, on March 20, 2006, the Company entered into an agreement with Mr. Riesenbach whereby the Company granted 1,000,000 options to him at an exercise price of $4.68 per share. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R), “Share-Based Payment”, as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria will be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined and were not included in outstanding options at March 31, 2007 and 2006. The Company will begin recognizing stock-based compensation expense based on the fair value of the performance-based options on the date the performance criteria have been defined.

To induce Monty A. Houdeshell to join the Company as Chief Financial Officer, on January 30, 2007, the Company entered into an agreement with Mr. Houdeshell whereby the Company granted 300,000 options to him at an exercise price of $3.74 per share. Of the 300,000 options granted, 250,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R) as of January 30, 2007. The remaining 50,000 options are performance-based awards where the future performance criteria will be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined and were not included in outstanding options at March 31, 2007. The Company will begin recognizing stock-based compensation expense based on the fair value of the performance-based options on the date the performance criteria have been defined.

5. Selected Balance Sheet Accounts

Property and Equipment

Property and equipment consisted of the following at:

	March 31, 2007	December 31, 2006
	(in thousands)
Computer software and hardware	$12,053	$10,392
Furniture and equipment	1,715	1,682
Leasehold improvements	1,449	1,342
Capitalized internal use software	2,055	2,055
Development in process	5,424	2,680

	22,696	18,151
Less – Accumulated depreciation and amortization	(10,719)	(10,197)

	$11,977	$7,954

At March 31, 2007 and December 31, 2006, capitalized internal use software, net of amortization, and development in process were $5.6 million and $2.9 million, respectively. Depreciation and amortization expense related to property and equipment was $0.5 million for each of the three months ended March 31, 2007 and 2006.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Intangible Assets

Intangible assets at March 31, 2007 and December 31, 2006 are amortized over their estimated useful lives (weighted-average life is approximately 3 years) and consisted of the following:

	As of March 31, 2007
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Amortizable Intangible Assets:
Developed technology	2 years	$820	$(820)	$—
Customer relationships	3 years	4,375	(4,331)	44
Domain names	5 years	816	(414)	402

Total		$6,011	$(5,565)	$446

	As of December 31, 2006
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Amortizable Intangible Assets:
Developed technology	2 years	$820	$(820)	$—
Customer relationships	3 years	4,375	(4,022)	353
Domain name	5 years	700	(379)	321

Total		$5,895	$(5,221)	$674

Amortization expense for the three months ended March 31, 2007 and 2006 was $0.3 million and $0.4 million, respectively. Amortization expense related to technology is classified as cost of revenues. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
(in thousands)
Nine months ending December 31, 2007	$163
2008	163
2009	64
2010	23
2011	23
2012	10

$446

6. Discontinued Operations

On January 31, 2007, the Company completed the sale of certain assets and liabilities of the AIC business to R.L. Polk (“Polk”) for $3.0 million. The Company received cash of $2.1 million, net of $0.4 million associated with AIC’s deferred revenues and prepaid expenses at January 31, 2007. The balance of $0.5 million was deposited by Polk in an escrow account to be distributed to the Company upon completion of certain milestones as defined in the purchase agreement. As part of the transaction, the Company received a license to use data supplied by Polk at no cost for a period of three years and the Company licensed to Polk certain data at no cost for a period of three years and certain software at no cost in perpetuity. The Company recognized a gain on the sale of the AIC business of $2.3 million during the three months ended March 31, 2007. The $0.5 million deposited in escrow is a contingent gain as defined by SFAS No. 5, “Accounting for Contingencies”, and will be recognized as a gain on the sale if, and when, the Company receives these funds.

The assets and liabilities that were included in the sale of the AIC business met the criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 31, 2006 and were classified as held for sale at December 31, 2006. Pursuant to SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the results of operations presented in the Condensed Consolidated Financial Statements reflect the AIC business as a discontinued operation for all periods presented. As a discontinued operation, revenues and expenses of the AIC business have been aggregated and stated separately from the respective captions of continuing operations in the Condensed Consolidated Statements of Operations. Expenses include direct costs of the business that the Company believes will be eliminated from future operations as a result of the sale of the AIC business. Assets and liabilities that are included in the sale of the AIC business have been aggregated and classified as held for sale under current assets and current liabilities, respectively, at December 31, 2006. Current assets are comprised of prepaid expenses and current liabilities are comprised of deferred revenues. All other references to operating results reflect the ongoing operations of the Company, excluding the AIC business. The results of operations of the AIC business reported as discontinued operations are summarized as follows:

AIC STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2007	2006
Revenues	$210	$772
Costs and expenses:
Cost of revenues	10	46
Sales and marketing	68	113
Product and technology development	193	441
General and administrative	32	2

Total costs and expenses	303	602

Gain on sale	2,262	—

Income from discontinued operations	$2,169	$170

The results of operations for the three months ended March 31, 2007 reflect results through January 31, 2007, the date of sale.

7. Patent Litigation Settlement

In 2004, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation, a wholly-owned subsidiary of The Cobalt Group. In that lawsuit, the Company asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. In December 2006, the Company entered into a settlement agreement (the “Agreement”) with Dealix relating to the lawsuit. The Agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a non-exclusive license from the Company to Dealix and the Cobalt Group of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. These remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. With court approval on March 25, 2007, the lawsuit against Dealix was dismissed and the Company recorded the $20.0 million settlement as follows (in thousands):

Mutual release of claims	$9,899
Non-exclusive license	9,192
Discount on remaining outstanding payments	909

Total settlement amount	$20,000

The mutual release of claims of $9.9 million was determined by deducting the fair value of the non-exclusive license from the total settlement amount, net of the interest discount associated with the receivable, and recorded in patent litigation settlement in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

To estimate the fair value of the non-exclusive license, an income approach was used, which included estimates of projected licensee revenue and related expenses, discounted utilizing a rate of 17%. The fair value of the non-exclusive license was estimated at $9.2 million. The Company recorded $0.8 million and $8.4 million in current and non-current deferred revenue, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2007. The deferred revenue will be recognized to revenue on a straight-line basis through January 2019, the patent’s remaining life.

The remaining payments of $8.0 million have been discounted to their net present value of $7.1 million using a discount rate of 6.38%. The Company recorded $2.5 million and $4.6 million to other current assets and other assets, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2007. The discount of $0.9 million will be amortized to interest income over a three-year period using the effective interest method.

8. Commitments and Contingencies

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. The complaints against the Company have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the District Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the District Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the District Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those focus cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the Company approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the District Court for approval. The settlement would have provided, among other things, a release of the Company and the Autobytel Individual Defendants for the conduct alleged to be wrongful in the complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the District Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the District Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the District Court certified a class in the focus cases and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those focus cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, Autoweb approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the District Court for approval. The settlement would have provided, among other things, a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged to be wrongful in the complaint in exchange for a guarantee from Autoweb’s insurers regarding recovery from the underwriter defendants and other consideration from Autoweb regarding its underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. The Company cannot predict whether Autoweb will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

The Company has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims as of March 31, 2007.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Certain current and former directors and certain former officers of the Company are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to the Company, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to the Company, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning the Company’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. The parties negotiated a settlement of the action and submitted it for court approval in November 2006. The court has held a series of status conferences since the settlement was submitted, and a further status conference to discuss the settlement was held on April 25, 2007. At that status conference, the court preliminarily approved the settlement, and requested that an order be prepared and submitted for such preliminary approval. A final settlement hearing is expected to be held later this year. If the settlement is not finalized for any reason, or the court does not approve the settlement, once the stay is lifted, the Company intends to defend this suit vigorously. However, the Company cannot currently predict the impact or outcome of such litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of March 31, 2007 because it expects this claim to be covered by insurance.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names Autobytel as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by Autobytel on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. On May 2, 2007, the parties tentatively agreed to a settlement in principle. The Company recorded a liability of $1.0 million against this claim as of March 31, 2007. If the parties are unable to negotiate a mutually agreeable settlement or if the settlement is not finalized for any reason, the Company will defend these claims vigorously. The Company cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

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

Contractual Obligations

In 2007, the Company entered into a web search agreement with a vendor that guaranteed monthly minimum payments over a two-year period from the launch date. The table below summarizes this obligation as of March 31, 2007 (in thousands):

Nine months ended December 31, 2007	$408
2008	825
2009	267

$1,500

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

Basis of Presentation

We sold certain assets and liabilities of the Automotive Information Center (“AIC”) data business, our new vehicle price and specification business, on January 31, 2007. Accordingly, our AIC business is presented in the consolidated financial statements as a discontinued operation. As a discontinued operation, revenues and expenses of our AIC business have been aggregated and stated separately from the respective captions in continuing operations in the Condensed Consolidated Statements of Operations. Expenses included in discontinued operations are direct costs of our AIC business that we believe will be eliminated from future operations as a result of the sale of our AIC business. Assets and liabilities that are included in the sale of our AIC business have been aggregated and classified as held for sale under current assets and current liabilities, respectively, in our Condensed Consolidated Balance Sheet as of December 31, 2006. All other references to operating results reflect our ongoing operations, excluding our AIC business.

Overview

We are an automotive media and marketing services company that helps dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate automotive Web sites, including Autobytel.com®, Autoweb.com®, Car.com®, CarSmart.com®, AutoSite.com® and CarTV.com®. We are among the largest automotive shopping content networks and reach millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions. We are also a leading provider of customer relationship management (“CRM”) products and programs, consisting of lead management products and customer retention marketing programs.

In 2006, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model, increasing the focus on providing best-of-class marketing and media services for our dealer and manufacturer customers, and better capturing integration opportunities between our businesses. We announced that we expect to launch our next generation consumer Web site, MyRide.com, in the second quarter of this year. We believe MyRide.com will be the first fully-integrated automotive vertical search web experience, and will provide consumers with a single comprehensive gateway to broad and relevant automotive information available on the Internet oriented toward the entire consumer automotive lifecycle—from finding and purchasing a new or used vehicle, enhancing a vehicle with parts and accessories, finding local in-market vehicle services, and accessing extensive multimedia and user-generated automotive content. We also expect MyRide.com to have one of the Internet’s most comprehensive used vehicle products, utilizing search-based technology to incorporate listings of millions of vehicles.

In November 2006, we began to explore strategic alternatives for our Retention Performance Marketing (“RPM”) business and our AIC data business. In February 2007, we announced that we sold the AIC data business to R. L. Polk & Co. We are continuing to explore strategic alternatives for the RPM business. We established a retention plan for employees of these businesses. The cost was $0.1 million for the AIC data business and is expected to be approximately $0.4 million for the RPM business which is based on the number of current employees of the RPM business. In the first quarter of 2007, we recognized a gain on the sale of the AIC data business of $2.3 million.

In 2004, we brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, we entered into a settlement agreement with Dealix. The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments for a mutual release of claims and a non-exclusive license from us to Dealix and the Cobalt Group of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. These remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. The fair value of the non-exclusive license totaling $9.2 million was included in deferred revenue in the Condensed Consolidated Balance Sheet at March 31, 2007 and will be recorded to revenue ratably through January 2019. We recognized $9.9 million as a reduction of costs and expenses in the Condensed Consolidated Statement of Operations in the first quarter of 2007 associated with the mutual release of claims (See Note 7).

We announced on January 30, 2007 that Monty A. Houdeshell joined us as our Executive Vice President, Finance and would assume the role of Executive Vice President and Chief Financial Officer the day after the filing of our 2006 Annual Report on Form 10-K. Mr. Houdeshell assumed the role of Executive Vice President and Chief Financial Officer on March 16, 2007.

Our results of operations have been affected in the first quarter of 2007, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the automotive industry;

•	the effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	a decline in purchase requests delivered to our retail and enterprise dealers;

•	variations in spending by automotive manufacturers on our advertising services;

•	the implementation of certain spending initiatives, including those described above;

•	the recognition of deferred revenue related to a multiple-element arrangement upon delivery of all services in the first quarter of 2007;

•	the recognition of a gain and revenue related to the settlement of a lawsuit for patent infringement described above;

•	costs associated with the tentative settlement of the Stoneage matter; and

•	costs associated with relocating certain employees to our corporate office.

As of March 31, 2007, we had $28.1 million in domestic cash and cash equivalents.

For the remainder of 2007, we may use cash in excess of cash generated from operations.

Our lead referral dealerships sell domestic and imported makes of vehicles and light trucks in the United States. As of March 31, 2007 and 2006, our new car lead referral dealerships, excluding lead referral enterprise dealerships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 2,640 and 2,590, respectively. At March 31, 2007 and 2006, our used car lead referral dealerships, excluding lead referral enterprise dealerships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 1,640 and 1,550, respectively. Additionally, through our enterprise sales initiatives, we have 9 direct relationships with automotive manufacturers or their automotive buying service affiliates encompassing 19 brands.

We calculate a vehicle lead referral customer based on the dealership physical establishment not on the dealer franchise, and we count a customer in a single physical establishment who subscribes to more than one of our new car lead referral programs as one customer. A dealership at a particular physical establishment is considered a single dealership even though it may encompass multiple franchises that use one or more of our new car lead referral programs. We disclose lead referral dealerships for our new car lead referral programs in the aggregate and for our used car lead referral program. Suspended dealers are not included in the count. As an example of how we calculate these customers, a dealer with three different franchises in a single physical establishment that subscribes to the Autoweb.com and the Autobytel.com new car lead referral programs for such franchises is counted as one customer. As a further example, a dealership in a single physical establishment that subscribes to the Autobytel.com new car lead referral program and to our used car lead referral program is counted as two customers.

A majority of our revenue from lead referral dealerships is derived from retail dealerships and enterprise dealerships with major dealer groups. In addition, as of March 31, 2007 and 2006, our finance lead referral network included approximately 400 and 350, respectively, relationships with retail dealerships, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. Participants in the finance referral network receive requests to arrange financing for the purchase of an automobile.

As of March 31, 2007 and 2006, there were approximately 2,560 and 3,020, respectively, CRM customer relationships using our Web Control ® lead management product (“Web Control”), and approximately 1,050 and 870, respectively, CRM customer relationships using our RPM® customer loyalty and retention marketing program. Web Control customer relationships are accounted for based on the number of customers using the Web Control product, rather than the number of franchises owned by a given customer. A dealer that subscribes to our Web Control product and RPM program account for two CRM customer relationships.

We conduct our business within one business segment, which is defined as providing automotive marketing services.

Lead fees consist of car buying purchase request fees for new and used cars, and finance request fees.

Fees for car buying purchase requests are paid by retail dealers, enterprise dealers and automotive manufacturers or their automotive buying service affiliates who participate in our online car buying referral networks. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom we have a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Major dealer groups include AutoNation and automotive manufacturers include General Motors and Ford. Fees paid by customers participating in our car buying referral networks are comprised of monthly subscription and/or transaction fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided. Ongoing fixed monthly subscription fees are based, among other things, on the size of the territory, demographics and, indirectly, the transmittal of purchase requests to customers participating in our car buying referral networks. Transaction fees are based on the number of purchase requests provided to retail and enterprise dealers and automotive manufacturers each month.

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

We delivered approximately 0.7 million and 0.9 million purchase requests through our online systems to retail and enterprise dealers in the first quarter of 2007 and 2006, respectively. Of these, approximately 0.5 million were delivered to retail dealers in both the first quarters of 2007 and 2006, and approximately 0.2 million and 0.4 million were delivered to enterprise dealers in the first quarter of 2007 and 2006, respectively. In 2006, we took action to increase the quality of purchase requests we deliver to dealers and reduced the number of Internet purchase request providers from which we purchase such requests. We believe this was a contributing factor to the decline in purchase requests we delivered to dealers in the first quarter of 2007 compared to the first quarter of 2006.

Additionally, we delivered approximately 0.2 million finance requests in both the first quarters of 2007 and 2006 to retail dealers, finance request intermediaries, and automotive finance companies.

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

Other revenues include fees from international licensing agreements, internet sales training and other products and services.

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

Contingencies. We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. We are required to record a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred.

Fair Value of Financial Instruments. The estimated fair values of our financial instruments, such as cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of the non-exclusive license under the patent litigation settlement was estimated using an income approach, which included an estimate of projected licensee revenue and related expenses, discounted utilizing a rate of 17%. Additionally, the receivable of $8.0 million under the patent litigation settlement was discounted to its net present value of $7.1 million using a discount rate of 6.38%.

Share-Based Compensation Expense. We account for our share-based compensation using the fair value method as required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of SFAS No. 123(R), we recognize share-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, expected stock price volatility, and expected risk-free interest rates.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues by groups of similar services were as follows:

	Three Months Ended March 31,		Change
	2007	2006	$	%
	(in thousands)
Revenues:
Lead fees	$17,231	$17,989	$(758)	(4)%
Advertising	4,707	3,779	928	25%
CRM services	6,202	6,339	(137)	(2)%
Other	226	193	33	17%

Total revenues	$28,366	$28,300	$66	—

Lead Fees The decrease was primarily due to the following:

•	a decline in the number of retail dealers paying fixed monthly fees that participate in our car lead referral program, and

•	a decline in the purchase requests delivered to our enterprise dealers.

These declines were offset by deferred revenue of $1.1 million that was recognized under a multiple-element arrangement upon delivery of all services in the first quarter of 2007 and an increase in the average sales price per finance request delivered.

Advertising. The increase was primarily due to an increase in spending by automotive manufacturers with our Web site properties, offset by a decline in spending with our direct marketing program.

CRM Services. The decrease was primarily due to a $0.2 million decline in fees primarily from Web Control products, offset by a $0.1 million increase in RPM revenue. The decline in fees from Web Control products was primarily due to the expiration of an agreement with an automotive manufacturer to provide the Web Control product to its franchises contributing to a decline in the number of customers using Web Control from approximately 3,020 at March 31, 2006 to approximately 2,560 at March 31, 2007, partially offset by an increase in the average fee per customer.

Other. Other revenue in the first quarter of 2007 remained relatively flat when compared to the first quarter of 2006.

Cost and expenses were as follows:

	Three Months Ended March 31,		Change
	2007	2006	$	%
	(in thousands)
Costs and expenses:
Cost of revenue	$13,338	$14,743	$(1,405)	(10)%
Sales and marketing	7,709	7,738	(29)	—
Product and technology development	4,977	4,865	112	2%
General and administrative	8,810	9,701	(891)	(9)%
Amortization of intangibles	344	357	(13)	(4)%
Patent litigation settlement	(9,899)	—	(9,899)	—%

Total costs and expenses	$25,279	$37,404	$(12,125)	(32)%

Cost of Revenues. Cost of revenues consists of traffic acquisition costs (“TAC”) and other cost of revenues. TAC consists of payments made to our internet consumer request providers, including Internet portals and online automotive information providers. Other cost of revenues consists of printing, production, and postage for our customer loyalty and retention programs, fees paid to third parties for data and content included on our Web site properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

The decrease in cost of revenues in the first quarter of 2007 compared to the first quarter of 2006 was due to a $1.2 million decrease in TAC and a $0.2 million decrease in printing, production and postage costs. The decrease in TAC was primarily due to our decreased spending with third parties who direct search queries to our Web sites and a decline in the number of purchase requests acquired from our internet consumer request providers. The decrease in printing, production and postage costs was primarily due to increase email use relative to postal mail.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. Sales and marketing expense in the first quarter of 2007 was flat when compared to the first quarter of 2006. Lower costs associated with our attendance at a trade conference of $0.3 million were offset by an increase in relocation costs of $0.3 million associated with the relocation of certain employees to our corporate office.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Product and technology development expense in the first quarter of 2007 was relatively flat when compared to the first quarter of 2006.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. The decrease was primarily due to:

•

a decrease in legal fees of $1.7 million, of which $1.0 million was associated with enforcing our intellectual property rights, $0.2 million was associated with defending purported class action and derivative lawsuits filed against us and $0.5 million was related to other legal matters, and

•	a decrease in other professional fees of $0.6 million.

These decreases were offset by a $1.0 million increase in costs associated with the tentative settlement of the Stoneage litigation, a $0.3 million increase in personnel costs primarily due to an increase in share-based compensation expense and an increase of $0.1 million in other expenses.

Patent Litigation Settlement. Patent litigation settlement represents the portion of the Dealix settlement amount associated with the mutual release of claims. (See Note 7)

Interest Income. In the first quarter of 2007, interest income decreased by $0.1 million, to $0.3 million compared to $0.5 million in the first quarter of 2006. The decrease in interest income was primarily due to a decline in our average cash and cash equivalent balance throughout the first quarter of 2007.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder. In February 2007, Autobytel.Europe was dissolved.

Income Taxes. We recorded a nominal amount for the provision for state income taxes for the first quarter of 2007 compared to zero for the first quarter of 2006.

Stock Options Granted in 2007

In the first quarter of 2007, we granted stock options to purchase 358,000 shares of common stock under our 2006 Inducement Stock Option Plan. The stock options were granted at our common stock closing price on the date of grant.

In March 2006, to recruit James E. Riesenbach to become our Chief Executive Officer and President, we granted stock options to purchase 1,000,000 shares of common stock to Mr. Riesenbach. Of the 1,000,000 inducement stock options granted, 400,000 performance-based options were granted with the performance criteria to be defined at a later date. These 400,000 options are not reflected in outstanding stock options at March 31, 2007. Additionally, in January 2007, we granted stock options to purchase 300,000 shares of common stock to Mr. Houdeshell. Of the 300,000 inducement stock options granted, 50,000 performance-based options were granted with the performance criteria to be defined at a later date. These 50,000 options are not reflected in outstanding stock options at March 31, 2007. As of March 31, 2007, excluding these 450,000 options, we had outstanding stock options to purchase 10,417,272 shares of common stock and potential employee stock purchase plan awards to purchase 59,739 shares of common stock.

Employees

As of April 30, 2007, we had a total of 361 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our working capital increased by $7.8 million, to $32.5 million at March 31, 2007 compared to $24.7 million at December 31, 2006. The increase was primarily related to proceeds from the settlement of patent litigation, proceeds from the sale of our AIC business and issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan, offset in part by cash paid for purchases of property and equipment, including costs of $4.3 million associated with the development of MyRide.com.

Our domestic cash and cash equivalents totaled $28.1 million as of March 31, 2007 compared to domestic cash, cash equivalents and short-term investments of $25.7 million as of December 31, 2006.

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

Net Cash Provided by (Used In) Operating Activities

Net cash provided by operating activities was $4.5 million for the three months ended March 31, 2007. Net cash used in operating activities was $4.3 million for the three months ended March 31, 2006. Net cash provided by operating activities for the three months ended March 31, 2007 resulted primarily from net income as adjusted for non-cash charges for the period, a $1.1 million increase in deferred revenues and a $0.4 million decrease in prepaid expenses and other current assets, partially offset by a $2.9 million decrease in accounts payable and accrued expenses. The increase in deferred revenues was primarily as a result of the patent litigation settlement discussed above. The decrease in prepaid expenses and other current assets was primarily due to the amortization of insurance premiums. The decrease in accounts payable and accrued expenses was primarily due to payments of compensation costs in the first quarter of 2007 and payment of professional fees incurred related to enforcing our intellectual property rights.

The net cash used in operating activities for the three months ended March 31, 2006 resulted primarily from the net loss of $8.5 million for the period, which was partially offset by a $0.7 million decrease in prepaid expenses and other current assets, a $0.7 million increase in accounts payable and accrued expenses, a $0.5 million increase in deferred revenues, and non-cash charges. The decrease in prepaid expenses and other current assets was primarily due to the amortization of insurance premiums. The increase in accounts payable and accrued expenses was primarily due to professional fees incurred related to the filing of our consolidated financial statements and enforcing our intellectual property rights, partially offset in part by payments of compensation costs in the first quarter of 2006. The increase in deferred revenues was primarily due to the deferral of revenue related to two multiple-element arrangements.

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $0.4 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively. Cash provided by investing activities for the three months ended March 31, 2007 was due to maturity of a short-term investment, proceeds from the sale of the AIC business and a cash distribution from Autobytel.Europe, offset by the purchases of property and equipment. Cash provided by investing activities for the three months ended March 31, 2006 was related to the maturity of an investment in a government sponsored agency bond, offset by purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $0.5 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. Cash provided by financing activities for the three months ended March 31, 2007 was due to proceeds received from the issuance of common stock in connection with the exercise of stock options and pursuant to our employee stock purchase plan partially offset by a cash distribution to a minority interest shareholder. Cash provided by financing activities for the three months ended March 31 2006 was due to proceeds received from the issuance of common stock in connection with the exercise of stock options and pursuant to our employee stock purchase plan.

Prospective Capital Needs

A decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services could have a material impact on our business, results of operations or financial condition.

Although we forecast and budget cash requirements, assumptions underlying the estimates may change and could have a material impact on our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Although we believe the capital markets would be available to us, we have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including but not limited to:

•	The level of expenditures required to implement certain strategic initiatives, including the development of MyRide.com;

•	Planned future growth, hiring, infrastructure and facility needs;

•	Changes in our compensation policies;

•	The level of exercises of stock options and stock purchases under our employee stock purchase plan;

•	Our competitors’ responses to our products and services;

•	Our relationships with suppliers and customers;

•	The level of expenditures on marketing and advertising, including the cost of contractual arrangements with Internet portals, online information providers and other referral sources;

•	The level of expenditures on product and technology development;

•	The level of expenditures for general and administrative matters, including compliance with the Sarbanes-Oxley Act of 2002;

•	Costs of enforcing our intellectual property rights;

•	Any license fees obtained for our intellectual property, including in connection with enforcing our intellectual property rights;

•	The ability to increase the volume of purchase requests and finance requests and transactions related to our Web sites;

•	The amount and timing of cash collection and disbursements;

•	The cash portion of acquisition transactions and joint ventures; and

•	Costs of ongoing litigation and any adverse judgments resulting from such litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Contractual Obligations

In 2007, we entered into a web search agreement with a vendor that guarantees the vendor monthly minimum payments over a two-year period from the launch date. The table below summarizes our obligation as of March 31, 2007:

(in thousands)
Nine months ending December 31, 2007	$408
2008	825
2009	267

$1,500

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board’s (“FASB”) EITF reached a consensus on Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”. EITF 06-1 provides guidance on the accounting for consideration given to third party manufacturers or resellers of equipment which is required by the end-customer in order to utilize the service from the service provider. EITF 06-1 is effective for fiscal years beginning after June 15, 2007 and its adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2006, FASB’s EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. EITF 06-3 provides accounting guidance regarding the presentation of taxes assessed by a governmental authority on a revenue producing transaction between a seller and a customer such as sales and use taxes. We adopted EITF 06-3 on January 1, 2007, and its adoption did not have a material effect on our consolidated financial position or results of operations.

In July 2006, FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. It also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. We adopted the provisions of FIN 49 on January 1, 2007.

Upon adoption of FIN No. 48, we analyzed our filing positions for all open tax years in all U.S. federal and state jurisdictions where we are required to file. At the adoption date of January 1, 2007, we had $0.5 million of unrecognized tax benefits. Of the total unrecognized tax benefits at the adoption date, the entire amount of $0.5 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $0.5 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact our effective tax rate.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, we are no longer subject to U.S. federal and state tax examinations for years prior to 2003. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN No. 48 and the adoption of FIN No. 48 did not have a material effect on our consolidated financial position or results of operations.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and March 31, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized in the first quarter of 2007.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in the market values of our investments.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including both government and corporate obligations and money market funds.

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

Item 4. Controls and Procedures

As described more fully in our Management’s Report On Internal Control Over Financial Reporting set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, and this assessment identified internal control deficiencies that individually or collectively constituted a material weakness in our internal control over financial reporting. Management currently is implementing certain remedial measures identified in Part II “Item 9A Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2006, and intends to implement the remaining remedial measures during the course of 2007. While this implementation is underway, we are relying on additional manual procedures and the utilization of outside accounting professionals to assist us with meeting the objectives otherwise fulfilled by an effective control environment. While we are implementing changes to our control environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective to address the internal control deficiencies identified in Management’s Report On Internal Control Over Financial Reporting. Please see Part II “Item 1A. “Risk Factors—Our internal controls and procedures need to be improved.”

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Because of the internal control deficiencies included in Management’s Report On Internal Control Over Financial Reporting, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Notwithstanding the material weakness, our management concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. The complaints against the Company have been consolidated with two other complaints that relate to its initial public offering but do not name it as a defendant, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the District Court dismissed the Autobytel Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autobytel Individual Defendants. On February 19, 2003, the District Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the District Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those focus cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the Company approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the District Court for approval. The settlement would have provided, among other things, a release of the Company and the Autobytel Individual Defendants for the conduct alleged to be wrongful in the complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and June 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. The complaints against Autoweb have been consolidated into a single action, and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The foregoing action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. On October 9, 2002, the District Court dismissed the Autoweb Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Autoweb Individual Defendants. On February 19, 2003, the District Court dismissed the Section 10(b) claim without prejudice and with leave to replead but denied the motion to dismiss the claim under Section 11 of the Securities Act of 1933 against Autoweb. On October 13, 2004, the District Court certified a class in the focus cases and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those focus cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, Autoweb approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the District Court for approval. The settlement would have provided, among other things, a release of Autoweb and the Autoweb Individual Defendants for the conduct alleged to be wrongful in the complaint in exchange for a guarantee from Autoweb’s insurers regarding recovery from the underwriter defendants and other consideration from Autoweb regarding its underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. The Company cannot predict whether Autoweb will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

We reviewed the above class action matters and do not believe that it is probable that a loss contingency has occurred; therefore, we have not recorded a liability against these claims as of March 31, 2007.

In addition, certain current and former directors and certain former officers of ours are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. The parties negotiated a settlement of the action and submitted it for court approval in November 2006. The court has held a series of status conferences since the settlement was submitted, and a further status conference to discuss the settlement was held on April 25, 2007. At that status conference, the court preliminarily approved the settlement, and requested that an order be prepared and submitted for such preliminary approval. A final settlement hearing is expected to be held later this year. If the settlement is not finalized for any reason, or the court does not approve the settlement, once the stay is lifted, we intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of such litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations, financial condition and cash flows. We have not recorded a liability against this claim as of March 31, 2007 because we expect this claim to be covered by insurance.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names us as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by us on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. On May 2, 2007, the parties tentatively agreed to a settlement in principle. We recorded a liability of $1.0 million against this claim as of March 31, 2007. If the parties are unable to negotiate a mutually agreeable settlement agreement or if the settlement is not finalized for any reason, we will defend these claims vigorously. We cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

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

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We cannot assure that we will be profitable in the future. If we are unable to achieve profitability in the future and we continue to lose money, our operations will not be financially viable.

Because of the relatively recent emergence of the Internet-based vehicle information and shopping industry, none of our senior executives have long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $180.5 million and $186.1 million as of March 31, 2007 and December 31, 2006, respectively.

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

If we are unable to substantially improve our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis could be adversely affected. If our financial statements are not fairly presented, investors may not have a complete understanding of our operating results and financial condition. If our financial statements are not timely filed with the Securities and Exchange Commission, we could be delisted from The NASDAQ Global Market. If either or both of these events occur, it could have a material adverse affect on our ability to operate our business. Please see Part II “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2006 for more information regarding the measures we have commenced to implement, and which we intend to implement during the course of 2007, which are designed to remediate such deficiencies in our internal controls described in our “Management’s Report on Internal Control Over Financial Reporting” set forth on page F-2 of our Annual Report on Form 10-K for the year ended December 31, 2006. The costs of remediating such deficiencies in our internal controls could adversely affect our financial condition and the results of operations. In addition, even after remedial measures discussed in Part II “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2006 are fully implemented, our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

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

Certain of our present and former directors and certain former officers are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The complaint seeks unspecified compensatory damages, treble damages, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs, as well as accountants’ and experts’ fees. Plaintiffs filed and served an Amended Derivative Complaint on July 29, 2005. Defendants filed and served a motion to stay and a demurrer in October 2005. On November 29, 2005, the court granted the motion to stay and set a status conference for March 1, 2006. On February 22, 2006, the parties stipulated to continue the March 1, 2006 status conference, and the court approved the stipulation. The parties negotiated a settlement of the action and submitted it for court approval in November 2006. The court has held a series of status conferences since the settlement was submitted, and a further status conference to discuss the settlement was held on April 25, 2007. At that status conference, the court preliminarily approved the settlement, and requested that an order be prepared and submitted for such preliminary approval. A final settlement hearing is expected to be held later this year. If the settlement is not finalized for any reason, or the court does not approve the settlement, once the stay is lifted, we intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations and financial condition.

On October 21, 2005, we received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (Stoneage). The complaint was filed in the Central District of California and names us as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical, and stem from the acquisition of Stoneage by us on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. On May 2, 2007, the parties tentatively agreed to a settlement in principle. We recorded a liability of $1.0 million against this claim as of March 31, 2007. If the parties are unable to negotiate a mutually agreeable settlement agreement or if the settlement is not finalized for any reason, we will defend these claims vigorously. We cannot currently predict the outcome of this litigation, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

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

Our business and operations are substantially dependent on the performance of our executive officers and key employees. The loss of the services of one or more of our executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. We replaced certain of our executive officers during 2006 and 2007. If we are unable to effectively integrate new executive officers our business, results of operations and financial condition may be materially adversely affected.

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

The majority of our revenues is derived from fees paid by retail and enterprise dealers participating in our dealer networks. A few agreements account for substantially all of our enterprise dealers. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of enterprise dealers participating in our dealer networks or the number of purchase requests accepted from us. If dealer attrition increases or the number of purchase requests accepted from us decreases and we are unable to add new dealers to mitigate the attrition or decrease in number of accepted requests, our revenues will decrease. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests at prices acceptable to dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. If the number of dealers in our networks declines or dealers reduce the services they receive from us, our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected. In addition, if automotive manufacturers or major dealer groups force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition.

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

We may lose participating retail dealers because of the reconfiguration of dealer territories or elimination of exclusive dealer territories. We will lose the revenues associated with any reductions in participating retail dealers resulting from such changes.

We may reduce or reconfigure dealer territories or eliminate exclusive dealer territories currently assigned to retail dealers. If a retail dealer is unwilling to accept a reduction or reconfiguration of its territory or elimination of its exclusive territory, it may terminate its relationship with us. A retail dealer also could sue to prevent such reduction, reconfiguration or elimination, or collect damages from us. A material decrease in the number of retail dealers participating in our networks or litigation with retail dealers could have a material adverse effect on our business, results of operations and financial condition.

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

Our vehicle marketing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is relatively new. Competition continued to intensify in 2006 as key competitors continued to pursue the best quality consumer leads through strategic relationships, pricing, search marketing programs, and other tactics. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names and deliver satisfactory value to our customers. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

•	our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

•	the announcement or introduction of new or enhanced Web sites such as MyRide.com, services and products by us or our competitors,

•	general economic conditions and economic conditions specific to the Internet, online commerce or the automotive industry,

•

a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those marketed or advertised by us,

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

We have identified what we believe are the areas of domestic government regulation, which if changed, would be costly to us. These laws and regulations include franchise laws, motor vehicle brokerage licensing laws, motor vehicle dealer licensing laws, insurance licensing laws, financial services laws and data security and privacy laws, which are or may be applicable to aspects of our business. There could be laws and regulations applicable to our business which we have not identified or which, if changed, may be costly to us.

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

The public market for our common stock may be volatile, especially since market prices for Internet-related and technology stocks have often been unrelated to operating performance.

Prior to the initial public offering of our common stock in March 1999, there was no public market for our common stock. We cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. The stock market in general and the shares of emerging companies in particular have experienced significant price fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as:

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

We currently anticipate that our cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We may need to raise additional funds sooner, however, in order to develop new or enhance existing services or products or to respond to competitive pressures. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to develop or enhance services or products or respond to competitive pressures would be significantly limited. In addition, our ability to continue to operate our business may also be materially adversely affected in the event additional financing is not available when required. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Item 6. Exhibits

10.1	Employment Agreement, dated as of January 30, 2007 between the Company and Mr. Houdeshell is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007.

10.2	Inducement Stock Option Agreement, dated January 30, 2007 between the Company and Mr. Houdeshell is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007.

10.3	Second Amendment to Employment Agreement, dated as of March 16, 2007 between the Company and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2007.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated May 10, 2007.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated May 10, 2007.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 10, 2007.

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ Monty A. Houdeshell
Monty A. Houdeshell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 10, 2007

By:	/s/ Jill C. Richling
Jill C. Richling
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Employment Agreement, dated as of January 30, 2007 between the Company and Mr. Houdeshell is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007.

10.2	Inducement Stock Option Agreement, dated January 30, 2007 between the Company and Mr. Houdeshell is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007.

10.3	Second Amendment to Employment Agreement, dated as of March 16, 2007 between the Company and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2007.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated May 10, 2007.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated May 10, 2007.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 10, 2007.