Form 10-Q
period 2007-06-30
AUTOBYTEL  INC
filed 2007-08-09
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 31, 2007, there were 43,682,567 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AUTOBYTEL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS

Current assets:
Domestic cash and cash equivalents	$28,279	$22,743
Restricted international cash and cash equivalents	—	360
Short-term investments	—	3,000
Accounts receivable, net of allowances for bad debts and customer credits of $664 and $798, respectively	17,478	17,250
Prepaid expenses and other current assets	5,640	1,819
Current assets held for sale	—	2

Total current assets	51,397	45,174
Property and equipment, net	12,940	7,954
Goodwill	67,738	70,697
Intangible assets, net	387	674
Other assets	4,895	197

Total assets	$137,357	$124,696

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,130	$9,271
Accrued expenses	6,793	7,607
Deferred revenues	2,056	2,138
Current liabilities held for sale	—	393
Other current liabilities	1,965	1,090

Total current liabilities	16,944	20,499
Deferred rent—non-current	251	195
Deferred revenues—non-current	237	—
Other liabilities—non-current	8,205	—

Total liabilities	25,637	20,694
Minority interest	—	184
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,489,567 and 42,665,840 shares issued and outstanding, respectively	43	43
Additional paid-in capital	293,919	289,862
Accumulated deficit	(182,242)	(186,087)

Total stockholders’ equity	111,720	103,818

Total liabilities, minority interest and stockholders’ equity	$137,357	$124,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$24,331	$25,082	$49,075	$49,814
Costs and expenses:
Cost of revenues	12,718	12,330	24,352	25,052
Sales and marketing	5,684	6,194	11,859	12,646
Product and technology development	5,189	4,653	10,046	9,141
General and administrative	6,464	9,451	15,264	19,162
Amortization of intangible assets	79	308	380	620
Patent litigation settlement	—	—	(9,899)	—

Total costs and expenses	30,134	32,936	52,002	66,621

Operating loss	(5,803)	(7,854)	(2,927)	(16,807)
Interest income	417	472	746	943
Other income	209	—	209	—
Foreign currency exchange gain (loss)	—	2	(6)	5

Loss from continuing operations before provision for income taxes and minority interest	(5,177)	(7,380)	(1,978)	(15,859)
Provision for income taxes	—	—	(7)	—
Minority interest	—	8	—	5

Loss from continuing operations	(5,177)	(7,372)	(1,985)	(15,854)
Income (loss) from discontinued operations	3,450	(496)	5,830	(477)

Net (loss) income	$(1,727)	$(7,868)	$3,845	$(16,331)

Loss per share from continuing operations:
Basic and diluted	$(0.12)	$(0.17)	$(0.05)	$(0.38)

Net (loss) income per share:
Basic and diluted	$(0.04)	$(0.19)	$0.09	$(0.39)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,845	$(16,331)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,094	1,065
Amortization of intangible assets	423	780
Provision for bad debt	183	63
Provision for customer credits	822	974
Write-off of capitalized internal use software	—	264
(Gain) loss on disposal of property and equipment	(1)	3
Gain on sale of AIC	(2,762)	—
Gain on sale of RPM business	(3,048)	—
Share-based compensation	2,518	2,484
Minority interest	—	(5)
Foreign currency exchange loss (gain)	6	(3)
Changes in assets and liabilities, net of the effects of dispositions of discontinued operations:
Accounts receivable	(2,538)	69
Prepaid expenses and other current assets	(1,222)	(294)
Other assets	(254)	38
Accounts payable	(2,300)	1,863
Accrued expenses	(561)	(918)
Deferred revenues	(162)	292
Other liabilities	2,045	118

Net cash used in operating activities	(1,912)	(9,538)

Cash flows from investing activities:
Maturities of short-term and long-term investments	3,000	9,000
Purchases of short-term and long-term investments	—	(2,959)
Distribution of foreign investment	354	—
Purchases of property and equipment	(6,918)	(1,373)
Proceeds from sale of property and equipment	1	13
Proceeds from sale of AIC	2,573	—
Net proceeds from sale of RPM business	7,093	—

Net cash provided by investing activities	6,103	4,681

Cash flows from financing activities:
Distribution to minority interest shareholder	(184)	—
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	1,529	681

Net cash provided by financing activities	1,345	681

Net increase (decrease) in cash and cash equivalents	5,536	(4,176)
Cash and cash equivalents, beginning of period	22,743	33,353

Cash and cash equivalents, end of period	$28,279	$29,177

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$66	$316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash activities:

•	The aggregate purchase price of certain property and equipment purchases totaling $0.2 million was not paid as of June 30, 2007.
•

In January 2007, certain prepaid expenses and deferred revenue were sold in conjunction with the sale of certain assets and liabilities of the Company’s Automotive Information Center business (See Note 6).

•	Pursuant to a Stock Purchase Agreement, the Company sold substantially all of the assets and certain liabilities associated with its Retention Performance Marketing business in June 2007 (See Note 6).
•	In conjunction with the patent litigation settlement, other receivables of $7.1 million were recorded with an offset to other liabilities (See Note 7).

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Operations of Autobytel

Autobytel Inc. (the “Company” or “Autobytel”) is an automotive media and marketing services company that helps dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising, primarily through the Internet. The Company owns and operates automotive Web sites, including MyRide.comTM, Autobytel.com®, Autoweb.com® , Car.com®, CarSmart.com®, AutoSite.com®, and CarTV.com®. The Company is among the largest automotive shopping content networks and reaches millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions. The Company is also a leading provider of customer relationship management (“CRM”) products, consisting of lead management products.

The Company is a Delaware corporation incorporated on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

From its inception in January 1995 through December 31, 2002 and for the years ended December 31, 2005 and 2006, the Company has experienced annual operating losses and has an accumulated deficit of $182.2 million as of June 30, 2007. The Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company’s results of operations and financial condition may be affected by its dependence on, and the general economic conditions of, the automotive industry.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary (which are of a normal recurring nature) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2007. The Company prepared the unaudited interim condensed consolidated financial statements following the requirements of the SEC for interim reporting as contained in the instructions to Form 10-Q in Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. As discussed in more detail in Note 6, Discontinued Operations, and elsewhere in this Quarterly Report on Form 10-Q, the Company sold certain assets and liabilities of its Automotive Information Center (“AIC”) data operations and substantially all of the assets and certain liabilities of its Retention Performance Marketing (“RPM”) business on January 31, 2007 and June 30, 2007, respectively. Accordingly, both the AIC operations and RPM business are presented in the condensed consolidated financial statements as discontinued operations. As discontinued operations, revenues and expenses of the AIC operations and RPM business have been aggregated and stated separately from the respective captions in continuing operations in the Condensed Consolidated Statements of Operations. Expenses include direct costs of the AIC operations and RPM business that the Company believes will be eliminated from future operations as a result of the sale of the AIC operations and RPM business. Assets and liabilities that are included in the sale of the AIC operations have been aggregated and classified as held for sale under current assets and current liabilities, respectively, at December 31, 2006. All other references to operating results reflect the ongoing operations of the Company, excluding the AIC operations and RPM business. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other period(s).

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, allowances for bad debts and customer credits, useful lives of depreciable assets, valuation of the non-exclusive patent license, accrued liabilities and valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period information to conform with the current period presentations.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Revenue Recognition

The Company classifies revenues as lead fees, advertising, CRM services, and other. Revenues by groups of similar services for the three months and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Lead fees	$16,678	$17,759	$33,909	$35,748
Advertising	4,947	4,311	9,654	8,090
CRM services	2,527	2,823	5,107	5,594
Other	179	189	405	382

Total revenues	$24,331	$25,082	$49,075	$49,814

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

The Company had deferred revenue in accordance with EITF Issue No. 00-21 under a multiple-element arrangement of $1.1 million at December 31, 2006. Revenue recognized under these types of arrangements totaled $1.3 million for the six months ended June 30, 2007 and $0.5 million and $0.8 million for the three months and six months ended June 30, 2006, respectively.

Sales Tax Collected from Customers

The Company primarily collects sales taxes from its CRM service customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. Such sales taxes are excluded from the Company’s revenue and costs.

Risks Due to Concentration of Significant Customers and Export Sales

For the three months and six months ended June 30, 2007 and 2006, no dealer, major dealer group, manufacturer, international licensee or other customer accounted for more than 10% of total revenues. The Company had balances owed from one automotive manufacturer that accounted for more than 10% of total accounts receivable as of June 30, 2007. The Company had no balances owed from any single automotive manufacturer that accounted for more than 10% of total accounts receivable as of December 31, 2006.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and June 30, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized in the three months and six months ended June 30, 2007.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of “Settlement” in FASB Interpretation No. 48. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The implementation of FSP FIN 48-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

3. Computation of Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share from continuing operations and discontinued operations, and net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Continuing operations:
Numerator:
Loss from continuing operations	$(5,177)	$(7,372)	$(1,985)	$(15,854)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation	43,323,935	42,337,302	43,103,115	42,265,226
Loss per share from continuing operations—basic and diluted	$(0.12)	$(0.17)	$(0.05)	$(0.38)
Discontinued operations:
Numerator:
Income (loss) from discontinued operations	$3,450	$(496)	$5,830	$(477)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation	43,323,935	42,337,302	43,103,115	42,265,226
Income (loss) per share from discontinued operations—basic and diluted	$0.08	$(0.01)	$0.14	$(0.01)
Net (loss) income:
Numerator:
Net (loss) income	$(1,727)	$(7,868)	$3,845	$(16,331)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation	43,323,935	42,337,302	43,103,115	42,265,226
Net (loss) income per share—basic and diluted	$(0.04)	$(0.19)	$0.09	$(0.39)

For the three months and six months ended June 30, 2007, 8,021,940 and 8,230,457, respectively, antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted (loss) income per share, as they represent stock options and awards for which the total employee proceeds per share exceed the average market price of a share of common stock for the period. In addition, for the three months and six months ended June 30, 2007, 729,724 and 804,956, respectively, antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted (loss) income per share, as the Company incurred a loss from continuing operations for both periods.

For the three months and six months ended June 30, 2006, 6,120,360 and 5,919,685, respectively, antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted loss per share, as they represent stock options and awards for which the total employee proceeds per share exceed the average market price of a share of common stock for the period. In addition, for the three months and six months ended June 30, 2006, 1,131,554 and 1,345,148, respectively, antidilutive potential shares of common stock, consisting of employee and director stock options, have been excluded from the calculation of diluted loss per share, as the Company incurred a loss from continuing operations for both periods.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

4. Share-Based Compensation

For the three months ended June 30, 2007 and 2006, the Company recorded $1.0 million and $1.2 million, respectively, of share-based compensation expense, or $0.02 and $0.03 earnings per share, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded $2.5 million of share-based compensation expense, or $0.06 earnings per share for each period. Share-based compensation expense is included in costs and expenses in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Cost of revenues	$33	$42	87	$82
Sales and marketing	238	233	532	537
Product and technology development	188	177	395	356
General and administrative	577	700	1,476	1,428

Share-based compensation expense included in continuing operations	1,036	1,152	2,490	2,403
Share-based compensation expense included in discontinued operations	(17)	42	28	81

Total share-based compensation expense	1,019	1,194	2,518	2,484
Amount capitalized to internal use software	4	—	10	—

Total share-based compensation costs	$1,023	$1,194	$2,528	$2,484

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The Company issued 421,613 and 30,149 shares of common stock upon exercise of stock options for the three months ended June 30, 2007 and 2006, respectively. The Company issued 758,613 and 167,090 shares of common stock upon exercise of stock options for the six months ended June 30, 2007 and 2006, respectively. The Company granted 137,500 and 464,000 stock options for the three months ended June 30, 2007 and 2006, respectively, with a weighted-average fair market value per option granted of $2.15 and $2.12, respectively. The Company granted 495,500 and 1,190,500 stock options for the six months ended June 30, 2007 and 2006, respectively, with a weighted-average fair market value per option granted of $2.07 and $2.76, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	62.19%–62.79%	79.16%–79.19%	62.19%–64.89%	79.16%–81.04%
Risk-free interest rate	4.49%–4.68%	4.90%–5.07%	4.49%–4.76%	4.35%–5.07%
Expected life	4.36 years	4.99 years	4.36 years	4.99 years

The Company did not issue any shares of common stock under the employee stock purchase plan for the three months ended June 30, 2007 and 2006, respectively. The Company issued 65,114 and 53,704 shares of common stock under the employee stock purchase plan for the six months ended June 30, 2007 and 2006, respectively. The Company made no grants under the employee stock purchase plan for the three months ended June 30, 2007 and 2006. The Company granted 59,739 and 65,985 awards for the six months ended June 30, 2007 and 2006, respectively, under the employee stock purchase plan. The awards granted were estimated to have a weighted-average fair value per share awarded of $0.87 and $1.15 for the six months ended June 30, 2007 and 2006, respectively. The fair value of the awards is based on the Black-Scholes option-pricing model and the following assumptions:

	Six Months Ended June 30,
	2007	2006
Dividend yield	0.00%	0.00%
Volatility	48.93%	53.42%
Risk-free interest rate	5.15%	4.60%
Expected life	6 months	6 months

To induce James E. Riesenbach to join the Company as Chief Executive Officer and President, on March 20, 2006, the Company entered into an agreement with Mr. Riesenbach whereby the Company granted 1,000,000 options to him at an exercise price of $4.68 per share. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R), “Share-Based Payment”, as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria will be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined and were not included in outstanding options at June 30, 2007 and 2006. The Company will begin recognizing stock-based compensation expense based on the fair value of the performance-based options on the date the performance criteria have been defined.

To induce Monty A. Houdeshell to join the Company as Chief Financial Officer, on January 30, 2007, the Company entered into an agreement with Mr. Houdeshell whereby the Company granted 300,000 options to him at an exercise price of $3.74 per share. Of the 300,000 options granted, 250,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R) as of January 30, 2007. The remaining 50,000 options are performance-based awards where the future performance criteria will be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined and were not included in outstanding options at June 30, 2007. The Company will begin recognizing stock-based compensation expense based on the fair value of the performance-based options on the date the performance criteria have been defined.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

5. Selected Balance Sheet Accounts

Property and Equipment

Property and equipment consisted of the following at:

	June 30, 2007	December 31, 2006
	(in thousands)
Computer software and hardware	$12,032	$10,392
Furniture and equipment	1,701	1,682
Leasehold improvements	1,539	1,342
Capitalized internal use software	2,406	2,055
Development in process	6,434	2,680

	24,112	18,151
Less—Accumulated depreciation and amortization	(11,172)	(10,197)

	$12,940	$7,954

At June 30, 2007 and December 31, 2006, capitalized internal use software, net of amortization, and development in process were $6.9 million and $2.9 million, respectively. Depreciation and amortization expense related to property and equipment was $0.6 million and $1.1 million for the three months and six months ended June 30, 2007, respectively. Depreciation and amortization expense related to property and equipment was $0.6 million and $1.1 million for the three months and six months ended June 30, 2006, respectively.

Goodwill

In June 2007, the Company performed an annual impairment test of enterprise goodwill and concluded that enterprise goodwill was not impaired. The decrease in the carrying amount of goodwill of $3.0 million represents the allocation of goodwill associated with the sale of the Company’s RPM business (see Note 6).

Intangible Assets

Intangible assets at June 30, 2007 and December 31, 2006 are amortized over their estimated useful lives (weighted-average life is approximately 3 years) and consisted of the following:

	As of June 30, 2007
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Amortizable Intangible Assets:
Developed technology	3 years	$420	$(420)	$—
Customer relationships	3 years	3,775	(3,775)	—
Domain names	5 years	836	(449)	387

Total		$5,031	$(4,644)	$387

	As of December 31, 2006
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Amortizable Intangible Assets:
Developed technology	2 years	$820	$(820)	$—
Customer relationships	3 years	4,375	(4,022)	353
Domain name	5 years	700	(379)	321

Total		$5,895	$(5,221)	$674

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The decreases in the gross carrying amount of developed technology and customer relationships were primarily associated with the sale of the Company’s RPM business. Amortization expense for the three months and six months ended June 30, 2007 was $0.1 million and $0.4 million, respectively. Amortization expense for the three months and six months ended June 30, 2006 was $0.3 million and $0.7 million, respectively. Amortization expense related to developed technology is classified as cost of revenues. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
(in thousands)
Six months ending December 31, 2007	$84
2008	167
2009	68
2010	27
2011	27
2012	14

$387

6. Discontinued Operations

On January 31, 2007, the Company completed the sale of certain assets and liabilities of the AIC operations to R.L. Polk (“Polk”) for $3.0 million. The Company received cash of $2.1 million, net of $0.4 million associated with AIC’s deferred revenues and prepaid expenses at January 31, 2007. The balance of $0.5 million was deposited by Polk in an escrow account and was distributed to the Company in the second quarter of 2007. As part of the transaction, the Company received a license to use data supplied by Polk at no cost for a period of three years and the Company licensed to Polk certain data at no cost for a period of three years and certain software at no cost in perpetuity. The Company recognized a gain on the sale of the AIC operations of $0.5 million and $2.8 million during the three months and six months ended June 30, 2007, respectively.

On June 30, 2007, the Company sold its RPM business to Call Command, Inc. (“Call Command”) pursuant to a Stock Purchase Agreement (the “RPM Agreement”) for an aggregate purchase price of $7.6 million, subject to a working capital adjustment. Substantially all the assets and certain liabilities of the RPM business were included in the sale and consisted primarily of accounts receivable, prepaid expenses, certain property and equipment, intangible assets, accounts payable and accrued expenses. The Company received cash of $7.1 million and the balance of $0.5 million was deposited by Call Command in an escrow account to be distributed to the Company upon determination of the working capital adjustment and any indemnification claims made against the Company in accordance with the terms of the RPM Agreement. The $0.5 million deposited in escrow is a contingent gain as defined by SFAS No. 5, “Accounting for Contingencies”, and will be recognized as a gain on the sale if, and when, the Company receives these funds.

In conjunction with the sale of the Company’s RPM business, the Company entered into a Transition Services and Arrangements Agreement (“TSAA”) whereby the Company agreed to provide certain transition services to RPM for a period not to exceed six months. The expected cash flows under the TSAA do not represent a significant continuation of the direct cash flows of the disposed RPM business. The Company also agreed to indemnify Call Command for pre-closing tax obligations and other unknown pre-closing obligations. The term of the indemnification for the pre-closing tax obligations is based on the statute of limitation as set forth by the taxing authority. The term of the indemnification for other obligations ranges from 1 year to 2 years. The maximum obligation is the purchase price of the transaction. Since it is not possible to determine whether there will be any obligations in the future or the amounts thereof, the Company cannot estimate the potential amount of future payments, if any, under these indemnification obligations. Therefore, no liability has been recorded.

The assets and liabilities that were included in the sale of the AIC operations met the criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 31, 2006 and were classified as held for sale at December 31, 2006. Pursuant to SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the results of operations presented in the Condensed Consolidated Financial Statements reflect the AIC operations and RPM business as discontinued operations for all periods presented. As discontinued operations, revenues and expenses of the AIC operations and RPM business have been aggregated and stated separately from the respective captions of continuing operations in the Condensed Consolidated Statements of Operations. Expenses include direct costs of the operations that the Company believes will be eliminated from

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

future operations as a result of the sale of the AIC operations and RPM business. Assets and liabilities that are included in the sale of the AIC operations have been aggregated and classified as held for sale under current assets and current liabilities, respectively, at December 31, 2006. Current assets are comprised of prepaid expenses and current liabilities are comprised of deferred revenues. All other references to operating results reflect the ongoing operations of the Company, excluding the AIC operations and RPM business. The results of operations of the AIC operations and RPM business reported as discontinued operations are summarized as follows:

AIC STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$—	$771	$210	$1,543
Costs and expenses:
Cost of revenues	—	39	10	85
Sales and marketing	—	124	68	237
Product and technology development	—	496	193	937
General and administrative	—	—	32	2

Total costs and expenses	—	659	303	1,261

Gain on sale	500	—	2,762	—

Income from discontinued operations	$500	$112	$2,669	$282

The results of operations of the AIC operations for the three and six months ended June 30, 2007 reflect results through January 31, 2007, the date of sale.

RPM STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$3,523	$3,519	$7,145	$7,087
Costs and expenses:
Cost of revenues	1,642	2,054	3,346	4,075
Sales and marketing	1,770	1,340	3,303	2,626
Product and technology development	166	683	287	1,060
General and administrative	43	5	53	(5)
Amortization of intangibles	—	45	43	90

Total costs and expenses	3,621	4,127	7,032	7,846

Gain on sale	3,048	—	3,048	—

Income (loss) from discontinued operations	$2,950	$(608)	$3,161	$(759)

The results of operations of the RPM business for the three months and six months ended June 30, 2007 reflect results through June 30, 2007, the date of sale.

7. Patent Litigation Settlement

In 2004, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation, a wholly-owned subsidiary of The Cobalt Group. In that lawsuit, the Company asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. In December 2006, the Company entered into a settlement agreement (the “Settlement Agreement”) with Dealix relating to the lawsuit. The Settlement Agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a non-exclusive license from the Company to Dealix and the Cobalt Group of certain of the

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. These remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. With court approval on March 25, 2007, the lawsuit against Dealix was dismissed and the Company recorded the $20.0 million settlement as follows (in thousands):

Mutual release of claims	$9,899
Non-exclusive license	9,192
Discount on remaining outstanding payments	909

Total settlement amount	$20,000

The mutual release of claims of $9.9 million was determined by deducting the fair value of the non-exclusive license from the total settlement amount, net of the interest discount associated with the receivable, and recorded in patent litigation settlement in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2007.

To estimate the fair value of the non-exclusive license, an income approach was used, which included estimates of projected licensee revenue and related expenses, discounted utilizing a rate of 17%. The fair value of the non-exclusive license was estimated at $9.2 million and reported in other liabilities, which is being recognized to other income on a straight-line basis through January 2019, the patent’s remaining life. The Company recognized $0.2 million in other income in the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2007. As of June 30, 2007, the remaining balance in current and non-current other liabilities was $0.8 million and $8.2 million, respectively.

The remaining payments of $8.0 million have been discounted to their net present value of $7.1 million using a discount rate of 6.38%. As of June 30, 2007, $2.5 million and $4.6 million was included in prepaid expenses and other current assets, and other assets, respectively, in the Condensed Consolidated Balance Sheet. The discount of $0.9 million is being amortized to interest income over a three-year period using the effective interest method.

On April 27, 2007, the Company received a comment letter from the staff of the Division of Corporation Finance of the SEC (the “Staff”). Additional questions were received in comment letters dated June 4, 2007, June 22, 2007 and July 25, 2007. The Staff’s letters included comments relating to the accounting treatment of the patent litigation settlement with Dealix, specifically, the classification of amounts to be recorded, the timing of recognition and the allocation of the proceeds between the mutual release of claims and the non-exclusive patent license. The Company is responding to the Staff’s requests for information. Should the Staff disagree with the Company’s accounting for this legal settlement, it will not affect the amounts referenced above that have been received or are to be received by the Company under the settlement but might result in a change in the accounting treatment of the settlement, specifically, acceleration of all or a portion of deferred other income associated with the settlement or further deferral of all or a portion of amounts already recorded. This may have a material impact on the Company’s consolidated financial statements as of March 31, 2007 and June 30, 2007 and for the three months ended March 31, 2007 and June 30, 2007 and the six months ended June 30, 2007.

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

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

Prior to the Second Circuit’s December 5, 2006 ruling, the Company approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the District Court for approval. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The plaintiffs now plan to replead their complaints and move for class certification again. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

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

Prior to the Second Circuit’s December 5, 2006 ruling, Autoweb approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the District Court for approval. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The Company cannot predict whether Autoweb will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The plaintiffs now plan to replead their complaints and move for class certification again. If Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

The Company has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims as of June 30, 2007.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Certain current and former directors and certain former officers of the Company are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to the Company, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to the Company, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning the Company’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The parties negotiated a settlement of the action and submitted it for court approval in November 2006. The court has held a series of status conferences since the settlement was submitted, and a further status conference to discuss the settlement was held on April 25, 2007. At that status conference, the court preliminarily approved the settlement, and requested that an order be prepared and submitted for such preliminary approval. A final settlement hearing was held on June 26, 2007, and the court approved the settlement and signed the Final Order and Judgment Approving Settlement. If the settlement is not finalized for any reason, once the stay is lifted, the Company intends to defend this suit vigorously. However, the Company cannot currently predict the impact or outcome of such litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on the Company’s results of operations, financial condition and cash flows. The Company has not recorded a liability against this claim as of June 30, 2007 because the settlement was covered by insurance.

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

Contractual Obligations

In 2007, the Company entered into a web search agreement with a vendor that guaranteed monthly minimum payments over a two-year period from June 15, 2007. The table below summarizes this obligation as of June 30, 2007 (in thousands):

Six months ending December 31, 2007	$350
2008	828
2009	293

$1,471

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

Basis of Presentation

We sold certain assets and liabilities of our Automotive Information Center (“AIC”) data operations, our new vehicle price and specification business, on January 31, 2007. We also sold our wholly-owned subsidiary, Retention Performance Marketing, Inc., our business of providing customer loyalty and retention marketing programs (“RPM”), on June 30, 2007. Accordingly, our AIC operations and RPM business are presented in the consolidated financial statements as discontinued operations. As discontinued operations, revenues and expenses of our AIC operations and RPM business have been aggregated and stated separately from the respective captions in continuing operations in the Condensed Consolidated Statements of Operations. Expenses included in discontinued operations are direct costs of our AIC operations and RPM business that we believe will be eliminated from future operations as a result of the sale of our AIC operations and RPM business. Assets and liabilities that are included in the sale of our AIC operations have been aggregated and classified as held for sale under current assets and current liabilities, respectively, in our Condensed Consolidated Balance Sheet as of December 31, 2006. All other references to operating results reflect our ongoing operations, excluding our AIC operations and RPM business.

Overview

We are an automotive media and marketing services company that helps dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate automotive Web sites, including MyRide.comTM, Autobytel.com®, Autoweb.com®, Car.com®, CarSmart.com®, AutoSite.com® and CarTV.com®. We are among the largest automotive shopping content networks and reach millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions. We are also a leading provider of customer relationship management (“CRM”) products and programs, consisting of lead management products.

In 2006, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model, increasing the focus on providing best-of-class marketing and media services for our dealer and manufacturer customers, and better capturing integration opportunities between our businesses. On June 26, 2007, we launched MyRide.com Web site in beta edition. We believe MyRide.com, when officially launched, will be the first fully-integrated automotive vertical search web experience, and will provide consumers with a single comprehensive gateway to broad and relevant automotive information available on the Internet oriented toward the entire consumer automotive lifecycle—from finding and purchasing a new or used vehicle, enhancing a vehicle with parts and accessories, finding local in-market vehicle services, and accessing extensive multimedia and user-generated automotive content. We believe MyRide.com will be one of the Internet’s most comprehensive used vehicle Web sites, utilizing search-based technology to incorporate listings of millions of vehicles.

In June 2007, we sold the RPM business to Call Command, Inc. pursuant to a Stock Purchase Agreement for an aggregate purchase price of $7.6 million, subject to a working capital adjustment. Based on the retention plan established for RPM employees, we paid $0.5 million to employees of this business. We also recognized a gain on the sale of $3.0 million.

Our results of operations have been affected in the first half of 2007, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the automotive industry;

•	the effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	a decline in purchase requests delivered to our retail and enterprise dealers;

•	variations in spending by automotive manufacturers on our advertising services;

•	the implementation of certain strategic initiatives, including those described above;

•	the recognition of deferred revenue related to a multiple-element arrangement upon delivery of all services in the first half of 2007;

•	the recognition of a gain and other income related to the settlement of a lawsuit for patent infringement against Dealix Corporation;

•	costs associated with the tentative settlement of the Stoneage matter; and

•	costs associated with relocating certain employees to our corporate office.

On April 27, 2007, we received a comment letter from the staff of the Division of Corporation Finance of the SEC (the “Staff”). Additional questions were received in comment letters dated June 4, 2007, June 22, 2007 and July 25, 2007. The Staff’s letters included comments relating to the accounting treatment of the patent litigation settlement with Dealix, specifically, the classification of amounts to be recorded, the timing of recognition and the allocation of the proceeds between the mutual release of claims and the non-exclusive patent license. The settlement provides that Dealix will pay us a total of $20.0 million in settlement payments for a mutual release of claims and a non-exclusive license from us to Dealix and the Cobalt Group of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. These remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. We are responding to the Staff’s requests for information. Should the Staff disagree with our accounting for this legal settlement, it will not affect the amounts received or to be received by us under the settlement but might result in a change in the accounting treatment of the settlement, specifically, acceleration of all or a portion of deferred other income associated with the settlement or further deferral of all or a portion of amounts already recorded. This may have a material impact on our consolidated financial statements as of March 31, 2007 and June 30, 2007 and for the three months ended March 31, 2007 and June 30, 2007 and the six months ended June 30, 2007.

As of June 30, 2007, we had $28.3 million in domestic cash and cash equivalents.

For the remainder of 2007, we may continue to use cash in excess of cash generated from operations.

Our lead referral dealerships sell domestic and imported makes of vehicles and light trucks in the United States. As of June 30, 2007 and 2006, our new car lead referral dealerships, excluding lead referral enterprise dealerships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 2,670 and 2,520, respectively. At June 30, 2007 and 2006, our used car lead referral dealerships, excluding lead referral enterprise dealerships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 1,610 and 1,570, respectively. Additionally, through our enterprise sales initiatives, we have 9 direct relationships with automotive manufacturers or their automotive buying service affiliates encompassing 20 brands.

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

A majority of our revenue from lead referral dealerships is derived from retail dealerships and enterprise dealerships with major dealer groups. In addition, as of June 30, 2007 and 2006, our finance lead referral network included approximately 410 and 370, respectively, relationships with retail dealerships, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. Participants in the finance referral network receive requests to arrange financing for the purchase of an automobile.

As of June 30, 2007 and 2006, there were approximately 2,580 and 2,940, respectively, CRM customer relationships using our Web Control ® lead management product (“Web Control”). Web Control customer relationships are accounted for based on the number of customers using the Web Control product, rather than the number of franchises owned by a given customer.

We conduct our business within one business segment, which is defined as providing automotive marketing services.

Lead fees consist of purchase request fees for new and used cars, and finance request fees.

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

We delivered approximately 771,000 and 799,000 purchase requests through our online systems to retail and enterprise dealers in the second quarters of 2007 and 2006, respectively. Of these, approximately 461,000 and 501,000 were delivered to retail dealers in the second quarters of 2007 and 2006, respectively, and approximately 310,000 and 298,000 were delivered to enterprise dealers in the second quarters of 2007 and 2006, respectively.

Additionally, we delivered approximately 195,000 and 207,000 finance requests in the second quarters of 2007 and 2006, respectively, to retail dealers, finance request intermediaries, and automotive finance companies.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car shoppers during the research, consideration and decision making process on our Web sites, as well as through direct marketing offerings. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively on any of our Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions.

CRM services consist of fees paid by customers who use Web Control, our lead management products, and Automotive Download Services (“ADS”), our data extraction service. Customers using our CRM services pay transaction fees based on the specified service, or ongoing monthly subscription fees based on the level of functionality selected from our suite of lead management products.

Other revenues include fees from intellectual property licensing agreements, internet sales training and other products and services.

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

Our relationship with retail dealers may terminate for various reasons including:

•	Termination by the dealer due to issues with purchase request volume, purchase request quality, fee increases or lack of dedicated personnel to manage the program effectively,

•	Termination by us due to the dealer providing poor customer service to consumers or for nonpayment of our fees by the dealer,

•	Termination by us of dealers that cannot provide us with a reasonable profit,

•	Elimination of the manufacturer brand, or

•	Sale or termination of the dealer franchise.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues by groups of similar services were as follows:

	Three Months Ended June 30,		Change
	2007	2006	$	%
	(in thousands)
Revenues:
Lead fees	$16,678	$17,759	$(1,081)	(6)%
Advertising	4,947	4,311	636	15%
CRM services	2,527	2,823	(296)	(10)%
Other	179	189	(10)	(5)%

Total revenues	$24,331	$25,082	$(751)	(3)%

Lead Fees. Our lead fees are influenced by numerous factors, including but not limited to, purchase request volume, mix between purchase requests delivered to retail dealers and enterprise dealers, pricing and general market conditions. The decrease in lead fees was primarily due to a decline of approximately 8% in the number of purchase requests delivered to our retail dealers, a change in the mix of purchase requests delivered, with an increase of approximately 3% in the proportion of purchase requests delivered to enterprise dealers that generally have a lower average sales price per purchase request, coupled with a decline of approximately 4% in the overall average sales price per purchase request delivered. This decrease was partially offset by an increase of approximately 8% in the average sales price per finance request delivered.

Advertising. The increase was primarily due to automotive manufacturers increasing their spending with our Web site properties, offset by a decline in their spending with our direct marketing program.

CRM Services. The decrease was primarily due to a $0.2 million decline in fees from Web Control products and a $0.1 million decline in fees from data extraction service through ADS. The decline in fees from Web Control products was primarily due to the expiration of an exclusive agreement in the second half of 2006 with an automotive manufacturer to provide the Web Control product to its franchisees contributing to a decline in the number of customers using Web Control from approximately 2,940 at June 30, 2006 to approximately 2,580 at June 30, 2007, partially offset by an increase in the average fee per customer. The decrease in fees from ADS was primarily due to a decline in the number of customers using ADS.

Other. Other revenue in the second quarter of 2007 remained relatively flat when compared to the second quarter of 2006.

Cost and expenses were as follows:

	Three Months Ended June 30,		Change
	2007	2006	$	%
	(in thousands)
Costs and expenses:
Cost of revenue	$12,718	$12,330	$388	3%
Sales and marketing	5,684	6,194	(510)	(8)%
Product and technology development	5,189	4,653	536	12%
General and administrative	6,464	9,451	(2,987)	(32)%
Amortization of intangibles	79	308	(229)	(74)%
Patent litigation settlement	—	—	—	—%

Total costs and expenses	$30,134	$32,936	$(2,802)	(9)%

Cost of Revenues. Cost of revenues consists of traffic acquisition costs (“TAC”) and other cost of revenues. TAC consists of payments made to our internet consumer request providers, including Internet portals and online automotive information providers. Other cost of revenues consists of fees paid to third parties for data and content included on our Web site properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

The increase in cost of revenues in the second quarter of 2007 compared to the second quarter of 2006 was due to a $0.3 million increase in TAC and a $0.1 million increase in various other costs. The increase in TAC was primarily due to an increase in the number of purchase requests acquired from our internet consumer request providers and an increase in the average price per purchase requests acquired, partially offset by a decline in spending with third parties who direct search queries to our Web sites.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. The decrease in sales and marketing expense in the second quarter of 2007 compared to the second quarter of 2006 was primarily due to a $0.3 million decline in personnel and related costs and a $0.2 million decrease in various other costs. The decrease in personnel and related costs was primarily due to a decline in headcount.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. The increase in product and technology development expense in the second quarter of 2007 compared to the second quarter of 2006 was primarily due to a $0.3 million increase in other professional fees and a $0.2 million increase in various other costs. The increase in other professional fees was primarily related to the launch of the beta edition of MyRide.com.

General and Administrative. General and administrative expense consists of executive, financial and legal expenses and costs related to being a public company. The decrease was primarily due to:

•	a decrease in legal fees of $2.9 million primarily associated with enforcing our intellectual property rights, and

•	a decrease in other professional fees of $0.2 million.

These decreases were partially offset by an increase in various other costs totaling $0.1 million.

Amortization of Intangible. The decrease was associated with certain intangible assets being fully amortized.

Interest Income. In the second quarter of 2007, interest income decreased by $0.1 million, to $0.4 million compared to $0.5 million in the second quarter of 2006. The decrease in interest income was primarily due to a decline in our average cash and cash equivalent balance throughout the second quarter of 2007.

Other Income. Other income represents the recognition of a portion of the Dealix settlement amount associated with the non-exclusive patent license. (See Note 7)

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder. In February 2007, Autobytel.Europe was dissolved.

Income Taxes. We did not record a provision for income taxes as we reported taxable losses in both periods.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues by groups of similar services were as follows:

	Six Months Ended June 30,		Change
	2007	2006	$	%
	(in thousands)
Revenues:
Lead fees	$33,909	$35,748	$(1,839)	(5)%
Advertising	9,654	8,090	1,564	19%
CRM services	5,107	5,594	(487)	(9)%
Other	405	382	23	6%

Total revenues	$49,075	$49,814	$(739)	(1)%

Lead Fees. Our lead fees are influenced by numerous factors, including but not limited to, purchase request volume, mix between purchase requests delivered to retail dealers and enterprise dealers, pricing and general market conditions. The decrease was primarily due to a decline in the number of purchase requests delivered to both our retail and enterprise dealers from 1.7 million in the first half of 2006 to 1.5 million in the first half of 2007. This decline was partially offset by deferred revenue of $1.1 million that was recognized under a multiple-element arrangement upon delivery of all services in the first half of 2007 and an increase of approximately 11% in the average sales price per finance request delivered.

Advertising. The increase was primarily due to automotive manufacturers increasing their spending with our Web site properties, offset by a decline in their spending with our direct marketing program.

CRM Services. The decrease was primarily due to a $0.3 million decline in fees from Web Control products and a $0.2 million decline in fees from data extraction service through ADS. The decline in fees from Web Control products was primarily due to the expiration of an exclusive agreement in the second half of 2006 with an automotive manufacturer to provide the Web Control product to its franchisees contributing to a decline in the number of customers using Web Control from approximately 2,940 at June 30, 2006 to approximately 2,580 at June 30, 2007, partially offset by an increase in the average fee per customer. The decrease in fees from ADS was primarily due to a decline in the number of customers using ADS.

Other. Other revenue in the first half of 2007 remained relatively flat when compared to the first half of 2006.

Cost and expenses were as follows:

	Six Months Ended June 30,		Change
	2007	2006	$	%
	(in thousands)
Costs and expenses:
Cost of revenue	$24,352	$25,052	$(700)	(3)%
Sales and marketing	11,859	12,646	(787)	(6)%
Product and technology development	10,046	9,141	905	10%
General and administrative	15,264	19,162	(3,898)	(20)%
Amortization of intangibles	380	620	(240)	(39)%
Patent litigation settlement	(9,899)	—	(9,899)	—%

Total costs and expenses	$52,002	$66,621	$(14,619)	(22)%

Cost of Revenues. The decrease was primarily due to a $0.8 million decrease in TAC, offset by a $0.1 million decrease in various other costs. The decrease in TAC was primarily due to our decreased spending with third parties who direct search queries to our Web sites and a decline in the number of purchase requests acquired from our internet consumer request providers.

Sales and Marketing. The decrease was primarily due to a $0.4 million decline in personnel and related costs, lower costs associated with our attendance at a trade conference of $0.3 million and a $0.4 million decline in various other costs. The decrease in personnel and related costs was primarily due to a decline in headcount. These decreases were offset by an increase in relocation costs of $0.3 million associated with the relocation of certain employees to our corporate office.

Product and Technology Development. The increase was primarily due to:

•	an increase in temporary personnel costs of $0.5 million,
•	an increase in other professional fees of $0.3 million primarily associated with the launch of the beta edition of MyRide.com,
•	an increase in relocation costs of $0.2 million associated with the relocation of an employee to our corporate office, and
•	an increase in various other costs totaling $0.1 million.

These increases were offset by a $0.2 million decrease in personnel and related costs that was primarily due to a decline in headcount.

General and Administrative. The decrease was primarily due to:

•	a decrease in legal fees of $4.6 million, of which $4.0 million was associated with enforcing our intellectual property rights and $0.6 million related to other legal matters, and
•	a decrease in other professional fees of $0.9 million.

These decreases were partially offset by a $1.0 million increase in costs associated with the tentative settlement of the Stoneage litigation and various other costs totaling $0.6 million.

Amortization of Intangible. The decrease was associated with certain intangible assets being fully amortized.

Patent Litigation Settlement. Patent litigation settlement represents the portion of the Dealix settlement amount associated with the mutual release of claims. (See Note 7)

Interest Income. In the first half of 2007, interest income decreased by $0.2 million, to $0.7 million compared to $0.9 million in the first half of 2006. The decrease in interest income was primarily due to a decline in our average cash and cash equivalent balance throughout the first half of 2007.

Other Income. Other income represents the recognition of a portion of the Dealix settlement amount associated with the non-exclusive patent license. (See Note 7)

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder. In February 2007, Autobytel.Europe was dissolved.

Income Taxes. We recorded a nominal provision for income taxes in the first half of 2007 and zero for the first half of 2006 as the Company reported taxable losses in both periods.

Stock Options Granted in 2007

In the first half of 2007, we granted stock options to purchase 495,500 shares of common stock under our 1999 Employee and Acquisition Related Stock Option Plan and 2006 Inducement Stock Option Plan. The stock options were granted at our common stock closing price on the date of grant.

In March 2006, to recruit James E. Riesenbach to become our Chief Executive Officer and President, we granted stock options to purchase 1,000,000 shares of common stock to Mr. Riesenbach. Of the 1,000,000 inducement stock options granted, 400,000 performance-based options were granted with the performance criteria to be defined at a later date. These 400,000 options are not reflected in outstanding stock options at June 30, 2007. Additionally, in January 2007, we granted stock options to purchase 300,000 shares of common stock to Monty A. Houdeshell to recruit him to become our Executive Vice President and Chief Financial Officer. Of the 300,000 inducement stock options granted, 50,000 performance-based options were granted with the performance criteria to be defined at a later date. These 50,000 options are not reflected in outstanding stock options at June 30, 2007. As of June 30, 2007, excluding these 450,000 options, we had outstanding stock options to purchase 9,435,863 shares of common stock and potential employee stock purchase plan awards to purchase 59,739 shares of common stock.

Employees

As of July 31, 2007, we had a total of 329 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our working capital increased by $9.8 million, to $34.5 million at June 30, 2007 compared to $24.7 million at December 31, 2006. The increase was primarily related to proceeds from the settlement of patent litigation, proceeds from the sale of certain assets and liabilities of our AIC operations and substantially all the assets and certain liabilities of our RPM business, and issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan, offset in part by cash paid for purchases of property and equipment, including capitalized costs of $6.1 million associated with the development of MyRide.com.

Our domestic cash and cash equivalents totaled $28.3 million as of June 30, 2007 compared to domestic cash, cash equivalents and short-term investments of $25.7 million as of December 31, 2006.

In December 2006, we entered into a settlement agreement with Dealix. The settlement agreement, which was approved by the court in March 2007, provides that Dealix will pay us a total of $20.0 million in settlement payments, $12.0 million of which was paid to us on March 13, 2007, with the remainder to be paid out in installments of approximately $2.7 million on the next three annual anniversary dates of the initial payment. The remaining payments subsequent to the initial payment are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate.

Net Cash Used In Operating Activities

Net cash used in operating activities was $1.9 million and $9.5 million for the six months ended June 30, 2007 and 2006, respectively. Net cash used in operating activities for the six months ended June 30, 2007 resulted primarily from a $2.5 million increase in accounts receivable, a $1.2 million increase in prepaid expenses and other current assets and a $2.9 million decrease in accounts payable and accrued expenses, partially offset by net income for the period and a $2.0 million increase in other liabilities. The increase in accounts receivable is primarily due to timing of cash collections. The increase in prepaid expenses and other current assets was primarily due to the payment of insurance premiums during the first half of 2007, partially offset by amortization of the insurance premiums. The decrease in accounts payable and accrued expenses was primarily due to timing of when payments are made, payout of accrued compensation costs in the first half of 2007 and payments of professional fees incurred related to enforcing our intellectual property rights. The increase in other liabilities was primarily due to the patent litigation settlement discussed above.

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

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $6.1 million and $4.7 million for the six months ended June 30, 2007 and 2006, respectively. Cash provided by investing activities for the six months ended June 30, 2007 was due to maturity of a short-term investment, proceeds from the sale of certain assets and liabilities of the AIC operations and substantially all of the assets and certain liabilities of our RPM business and a cash distribution from Autobytel.Europe, partially offset by the purchases of property and equipment and capitalized internal use software in connection with the development of MyRide.com. Cash provided by investing activities for the six months ended June 30, 2006 was related to the maturity of investments in government sponsored agency bonds, offset by purchases of short-term investment in commercial paper and purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $1.3 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively. Cash provided by financing activities for the six months ended June 30, 2007 was due to proceeds received from the issuance of common stock in connection with the exercise of stock options and pursuant to our employee stock purchase plan partially offset by a cash distribution to a minority interest shareholder. Cash provided by financing activities for the six months ended June 30, 2006 was due to proceeds received from the issuance of common stock in connection with the exercise of stock options and pursuant to our employee stock purchase plan.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including but not limited to:

•	The level of expenditures required to implement certain strategic initiatives, including completing the development and launching of MyRide.com;

•	Planned future growth, hiring, infrastructure and facility needs;

•	Changes in our compensation policies;

•	The level of exercises of stock options and stock purchases under our employee stock purchase plan;

•	Our competitors’ responses to our products and services;

•	Our relationships with suppliers and customers;

•	The level of expenditures on marketing and advertising, including the cost of contractual arrangements with Internet portals, online information providers and other referral sources;

•	The level of expenditures on product and technology development;

•	The level of expenditures for general and administrative matters, including compliance with the Sarbanes-Oxley Act of 2002;

•	Costs of enforcing our intellectual property rights;

•	Any license fees obtained for our intellectual property, including in connection with enforcing our intellectual property rights;

•	The level of advertising spent by our customers on our Web properties and advertising network;

•	The ability to increase the volume of purchase requests and finance requests and transactions related to our Web sites;

•	The amount and timing of cash collection and disbursements;

•	The cash portion of acquisition transactions and joint ventures; and

•	Costs of ongoing litigation and any adverse judgments resulting from such litigation.

Off-Balance Sheet Arrangements

In conjunction with the sale of RPM, we provided indemnifications to Call Command relating to pre-closing tax obligations of RPM and other unknown pre-closing obligations. The term of the indemnification for the pre-closing tax obligations is based on the statute of limitation as set forth by the taxing authority. The term of the indemnification for other obligations ranges from 1 year to 2 years. The maximum obligation is the purchase price of the transaction. Since it is not possible to determine whether there will be any obligations in the future or the amounts thereof, the Company cannot estimate the potential amount of future payments, if any, under these indemnification obligations. Therefore, no liability has been recorded.

Contractual Obligations

In 2007, we entered into a web search agreement with a vendor that guarantees the vendor monthly minimum payments over a two-year period from June 15, 2007. The table below summarizes our obligation as of June 30, 2007:

(in thousands)
Six months ending December 31, 2007	$350
2008	828
2009	293

$1,471

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

In June 2006, FASB’s EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. EITF Issue No. 06-3 provides accounting guidance regarding the presentation of taxes assessed by a governmental authority on a revenue producing transaction between a seller and a customer such as sales and use taxes. We adopted EITF Issue No. 06-3 on January 1, 2007, and its adoption did not have a material effect on our consolidated financial position or results of operations.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and June 30, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized in the three months and six months ended June 30, 2007.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of “Settlement” in FASB Interpretation No. 48. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of FSP FIN 48-1 did not have a material impact on our consolidated financial position or results of operations.

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

Prior to the Second Circuit’s December 5, 2006 ruling, the Company approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the District Court for approval. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The plaintiffs now plan to replead their complaints and move for class certification again. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

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

Prior to the Second Circuit’s December 5, 2006 ruling, Autoweb approved a settlement agreement and related agreements which set forth the terms of a settlement between Autoweb, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the District Court for approval. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The Company cannot predict whether Autoweb will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The plaintiffs now plan to replead their complaints and move for class certification again. If Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

We reviewed the above class action matters and do not believe that it is probable that a loss contingency has occurred; therefore, we have not recorded a liability against these claims as of June 30, 2007.

In addition, certain current and former directors and certain former officers of ours are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The parties negotiated a settlement of the action and submitted it for court approval in November 2006. The court has held a series of status conferences since the settlement was submitted, and a further status conference to discuss the settlement was held on April 25, 2007. At that status conference, the court preliminarily approved the settlement, and requested that an order be prepared and submitted for such preliminary approval. A final settlement hearing was held on June 26, 2007, and the court approved the settlement and signed the Final Order and Judgment Approving Settlement. If the settlement is not finalized for any reason, once the stay is lifted, we intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of such litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations, financial condition and cash flows. We have not recorded a liability against this claim as of June 30, 2007 because the settlement was covered by insurance.

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

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $182.2 million and $186.1 million as of June 30, 2007 and December 31, 2006, respectively.

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

The impact of ongoing litigation may be material. We are also subject to the risk of additional litigation in connection with the restatement of our consolidated financial statements and the potential liability from any such litigation could materially and adversely affect our business.

We restated our consolidated financial statements for the full 2002 fiscal year, the full 2003 fiscal year, the first, second and third fiscal quarters of 2003, and the first and second fiscal quarters of 2004.

Certain of our present and former directors and certain former officers are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The parties negotiated a settlement of the action and submitted it for court approval in November 2006. The court has held a series of status conferences since the settlement was submitted, and a further status conference to discuss the settlement was held on April 25, 2007. At that status conference, the court preliminarily approved the settlement, and requested that an order be prepared and submitted for such preliminary approval. A final settlement hearing was held on June 26, 2007, and the court approved the settlement and signed the Final Order and Judgment Approving Settlement. If the settlement is not finalized for any reason, once the stay is lifted, we intend to defend this suit vigorously. However, we cannot currently predict the impact or outcome of this litigation, which could be material, and the continuation and outcome of this lawsuit, as well as the initiation of similar suits may have a material impact on our results of operations and financial condition.

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

Until the existing litigation or any additional litigation are resolved, it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further harmed.

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

In 2006, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model. Towards that end, we launched the MyRide.com Web site in beta edition in June 2007 and expect to officially launch the MyRide.com Web site and other products and services later this year. Demand and market acceptance for newly introduced services and products over the Internet are subject to uncertainty and we have no assurance that consumers and other automotive participants will accept and use our new products and services. If consumers and other automotive participants fail to accept and use our new products and services or acceptance is at a lower level than anticipated, our strategy of focusing on a more media-centric advertising-driven business model will not be successful. Accordingly, we cannot assure that we will be profitable in the future.

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

We may reduce or reconfigure dealer territories or eliminate exclusive dealer territories currently assigned to some retail dealers. We may take such action or others in connection with consolidating our corporate brands into one brand under Autobytel Inc. If a retail dealer is unwilling to accept a reduction or reconfiguration of its territory or elimination of its exclusive territory or other action by us, it may terminate its relationship with us. A retail dealer also could sue to prevent such reduction, reconfiguration or elimination or other action, or collect damages from us. A material decrease in the number of retail dealers participating in our networks or litigation with retail dealers could have a material adverse effect on our business, results of operations and financial condition.

We send a substantial amount of individual purchase requests to multiple retail dealers. As a result, we may lose participating retail dealers and may be subject to pressure on the fees we charge such dealers for such purchase requests. We will lose the revenues associated with any reductions in participating retail dealers or fees.

We send a substantial amount of individual purchase requests to multiple retail dealers to enhance consumer satisfaction and experience. If a retail dealer perceives such requests as having less value, it may request that fees be reduced or may terminate its relationship with us. A material decrease in the number of retail dealers participating in our networks or the fees such dealers pay us could have a material adverse effect on our business, results of operations and financial condition.

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

We are vulnerable to electricity and communications system interruptions. The majority of our primary servers are located in a few locations. If electricity or communications to such locations or to our headquarters were interrupted, our operations would be adversely affected.

With the exception of the ADS production servers and certain related systems, our production Web sites and certain systems, including Autobytel.com, Autoweb.com, CarSmart.com, AutoSite.com, Car.com, Finance.Car.com and AVV.com, are currently hosted at secure third-party hosting facilities. We host the ADS production servers at a company owned facility.

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

Critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost, and quality of service, remain unresolved and may impact the growth of Internet use. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. In the past, growth in Internet traffic has caused frequent periods of decreased performance, outages and delays. Our ability to increase the speed with which we provide services to consumers and to increase the scope and quality of such services is limited by and dependent upon the speed and reliability of the Internet, which is beyond our control. If periods of decreased performance, outages or delays on the Internet occur frequently or other critical issues concerning the Internet are not resolved, overall Internet usage or usage of our Web sites could increase more slowly or decline, which would cause our business, results of operations and financial condition to be materially and adversely affected.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 22, 2007. The following is a brief description of the matters voted upon at the meeting and the number of votes cast for or against or withheld and, if applicable, the number of abstentions and broker non-votes with respect to each matter. Each director proposed by us was elected.

(a) The stockholders reelected the following two nominees for our board of directors:

Director	For	Withheld Authority
Michael J. Fuchs	31,560,973	2,230,889
Robert S. Grimes	33,594,529	197,333

The term of office as director for Jeffrey H. Coats, Mark N. Kaplan, James E. Riesenbach, Mark R. Ross and Jeffrey M. Stibel continued after the meeting.

(b) The stockholders approved the amendment to the Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-Votes
20,163,279	152,773	33,032	13,442,778

Item 6. Exhibits

10.1	Stock Purchase Agreement, dated as of June 29, 2007, between the Company, Retention Performance Marketing, Inc. and Call Command, Inc. is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2007.

*10.2	2007 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan.

*31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 9, 2007.

*31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 9, 2007.

*32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 9, 2007.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ Monty A. Houdeshell
Monty A. Houdeshell Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 9, 2007

By:	/s/ Jill C. Richling
Jill C. Richling Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Stock Purchase Agreement, dated as of June 29, 2007, between the Company, Retention Performance Marketing, Inc. and Call Command, Inc. is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2007.

*10.2	2007 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan.

*31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 9, 2007.

*31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 9, 2007.

*32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 9, 2007.

* Filed herewith.