Form 10-Q
period 2007-09-30
AUTOBYTEL  INC
filed 2007-11-09
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, there were 43,788,633, shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AUTOBYTEL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Domestic cash and cash equivalents	$28,270	$22,743
Restricted international cash and cash equivalents	—	360
Short-term investments	—	3,000
Accounts receivable, net of allowances for bad debts and customer credits of $674 and $798, respectively	14,675	17,250
Prepaid expenses and other current assets	4,661	1,819
Current assets held for sale	—	2

Total current assets	47,606	45,174
Property and equipment, net	11,909	7,954
Goodwill	67,738	70,697
Intangible assets, net	345	674
Other assets	4,920	197

Total assets	$132,518	$124,696

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,190	$9,271
Accrued expenses	6,275	7,607
Deferred revenues	1,659	2,138
Current liabilities held for sale	—	393
Other current liabilities	1,534	1,090

Total current liabilities	16,658	20,499
Deferred rent—non-current	223	195
Deferred revenues—non-current	216	—
Other liabilities—non-current	8,010	—

Total liabilities	25,107	20,694
Minority interest	—	184
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,738,633 and 42,665,840 shares issued and outstanding, respectively	44	43
Additional paid-in capital	295,888	289,862
Accumulated deficit	(188,521)	(186,087)

Total stockholders’ equity	107,411	103,818

Total liabilities, minority interest and stockholders’ equity	$132,518	$124,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$24,763	$23,732	$73,838	$73,546
Costs and expenses:
Cost of revenues	14,959	11,715	39,311	36,767
Sales and marketing	5,742	5,023	17,603	17,670
Product and technology development	5,107	5,381	15,152	14,521
General and administrative	5,839	9,597	21,102	28,759
Amortization of intangible assets	42	301	422	921
Patent litigation settlement	—	—	(9,899)	—

Total costs and expenses	31,689	32,017	83,691	98,638

Operating loss	(6,926)	(8,285)	(9,853)	(25,092)
Interest and other income	639	457	1,595	1,400
Foreign currency exchange gain (loss)	—	4	(7)	9

Loss from continuing operations before provision for income taxes and minority interest	(6,287)	(7,824)	(8,265)	(23,683)
Provision for income taxes	(16)	(118)	(23)	(118)
Minority interest	—	(5)	—	—

Loss from continuing operations	(6,303)	(7,947)	(8,288)	(23,801)
Income (loss) from discontinued operations	24	68	5,854	(409)

Net loss	$(6,279)	$(7,879)	$(2,434)	$(24,210)

Loss per share from continuing operations:
Basic and diluted	$(0.14)	$(0.19)	$(0.19)	$(0.56)

Net loss per share:
Basic and diluted	$(0.14)	$(0.19)	$(0.06)	$(0.57)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,434)	$(24,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,151	1,639
Amortization of intangible assets	465	1,150
Provision for bad debt	301	139
Provision for customer credits	1,051	1,363
Write-off of capitalized internal use software	—	264
Loss on disposal of property and equipment	—	111
Gain on sale of AIC	(2,762)	—
Gain on sale of RPM business	(3,072)	—
Share-based compensation	3,758	3,860
Foreign currency exchange loss (gain)	7	(9)
Changes in assets and liabilities, net of the effects of dispositions of discontinued operations:
Accounts receivable	(82)	(430)
Prepaid expenses and other current assets	(160)	354
Other assets	(127)	50
Accounts payable	(1,190)	2,392
Accrued expenses	(969)	335
Deferred revenues	(580)	(1,556)
Other liabilities	1,391	(51)

Net cash used in operating activities	(2,252)	(14,599)

Cash flows from investing activities:
Maturities of short-term and long-term investments	3,000	9,000
Purchases of short-term and long-term investments	—	(2,998)
Change in restricted international cash and cash equivalents	—	(99)
Distribution of foreign investment	354	—
Purchases of property and equipment	(7,317)	(2,179)
Proceeds from sale of property and equipment	1	12
Proceeds from sale of AIC	2,573	—
Net proceeds from sale of RPM business	7,093	—

Net cash provided by investing activities	5,704	3,736

Cash flows from financing activities:
Distribution to minority interest shareholder	(184)	—
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	2,259	1,143

Net cash provided by financing activities	2,075	1,143

Net increase (decrease) in cash and cash equivalents	5,527	(9,720)
Cash and cash equivalents, beginning of period	22,743	33,353

Cash and cash equivalents, end of period	$28,270	$23,633

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$85	$318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash activities:

•

In January 2007, certain prepaid expenses and deferred revenue were sold in conjunction with the sale of certain assets and liabilities of the Company’s Automotive Information Center business (See Note 6).

•	Pursuant to a Stock Purchase Agreement, the Company sold substantially all of the assets and certain liabilities associated with its Retention Performance Marketing business in June 2007 (See Note 6).

•	In conjunction with the patent litigation settlement, other receivables of $7.3 million were recorded with the offset to other liabilities and interest and other income (See Note 7).

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Operations of Autobytel

Autobytel Inc. (the “Company” or “Autobytel”) is an automotive media and marketing services company that helps dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising, primarily through the Internet. The Company owns and operates automotive Web sites, including MyRide.com™, Autobytel.com® , Autoweb.com®, Car.com®, CarSmart.com®, AutoSite.com®, and CarTV.com®. The Company is among the largest automotive shopping content networks and reaches millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions. The Company is also a leading provider of customer relationship management (“CRM”) products, consisting of lead management products.

The Company is a Delaware corporation incorporated on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

From its inception in January 1995 through December 31, 2002 and for the years ended December 31, 2005 and 2006, the Company has experienced annual operating losses and has an accumulated deficit of $188.5 million as of September 30, 2007. The Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company’s results of operations and financial condition may be affected by its dependence on, and the general economic conditions of, the automotive industry.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary (which are of a normal recurring nature) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2007. The Company prepared the unaudited interim condensed consolidated financial statements following the requirements of the SEC for interim reporting as contained in the instructions to Form 10-Q in Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. As discussed in more detail in Note 6, Discontinued Operations, and elsewhere in this Quarterly Report on Form 10-Q, the Company sold certain assets and liabilities of its Automotive Information Center (“AIC”) data operations and substantially all of the assets and certain liabilities of its Retention Performance Marketing (“RPM”) business on January 31, 2007 and June 30, 2007, respectively. Accordingly, both the AIC operations and RPM business are presented in the condensed consolidated financial statements as discontinued operations. As discontinued operations, revenues and expenses of the AIC operations and RPM business have been aggregated and stated separately from the respective captions in continuing operations in the Condensed Consolidated Statements of Operations. Expenses include direct costs of the AIC operations and RPM business that the Company believes will be eliminated from future operations as a result of the sale of the AIC operations and RPM business. Assets and liabilities that are included in the sale of the AIC operations have been aggregated and classified as held for sale under current assets and current liabilities, respectively, at December 31, 2006. All other references to operating results reflect the ongoing operations of the Company, excluding the AIC operations and RPM business. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other period(s).

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

Reclassifications

Certain reclassifications have been made to prior period information to conform to the current period presentations.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Revenue Recognition

The Company classifies revenues as lead fees, advertising, CRM services, and other. Revenues from continuing operations by groups of similar services for the three months and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Lead fees	$17,576	$16,461	$51,485	$52,209
Advertising	4,318	4,295	13,971	12,385
CRM services	2,661	2,766	7,768	8,360
Other	208	210	614	592

Total revenues	$24,763	$23,732	$73,838	$73,546

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

The Company had deferred revenue in accordance with EITF Issue No. 00-21 under a multiple-element arrangement of $1.1 million at December 31, 2006. There was no revenue recognized under these types of arrangements for the three months ended September 30, 2007. Revenue recognized under these types of arrangements totaled $1.3 million for the nine months ended September 30, 2007 and $0.1 million and $0.9 million for the three months and nine months ended September 30, 2006, respectively.

Risks Due to Concentration of Significant Customers and Export Sales

For the three months and nine months ended September 30, 2007 and 2006, no dealer, major dealer group, manufacturer, international licensee or other customer accounted for more than 10% of total revenues. The Company had no balances owed from any single automotive manufacturer that accounted for more than 10% of total accounts receivable as of September 30, 2007 and December 31, 2006.

Business Segment

The Company conducts its business within one business segment which is defined as providing automotive marketing services.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 (As Amended), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. It also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. The Company adopted the provisions of FIN No. 48 on January 1, 2007.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and September 30, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized in the three months and nine months ended September 30, 2007.

In September 2006, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”. EITF Issue No. 06-1 provides guidance on the accounting for consideration given to third party manufacturers or resellers of equipment which is required by the end-customer in order to utilize the service from the service provider. EITF Issue No. 06-1 is effective for fiscal years beginning after June 15, 2007 and its adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of FSP FIN 48-1 did not have an impact on the Company’s consolidated financial position or results of operations.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

3. Computation of Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share from continuing operations and discontinued operations, and net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Continuing operations:
Numerator:
Loss from continuing operations	$(6,303)	$(7,947)	$(8,288)	$(23,801)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation	43,660,961	42,437,708	43,291,107	42,323,352
Loss per share from continuing operations—basic and diluted	$(0.14)	$(0.19)	$(0.19)	$(0.56)
Discontinued operations:
Numerator:
Income (loss) from discontinued operations	$24	$68	$5,854	$(409)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation	43,660,961	42,437,708	43,291,107	42,323,352
Income (loss) per share from discontinued operations—basic and diluted	$—	$—	$0.13	$(0.01)
Net loss:
Numerator:
Net loss	$(6,279)	$(7,879)	$(2,434)	$(24,210)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation	43,660,961	42,437,708	43,291,107	42,323,352
Net loss per share—basic and diluted	$(0.14)	$(0.19)	$(0.06)	$(0.57)

For the three months and nine months ended September 30, 2007, 7,770,298 and 8,045,931, respectively, antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted (loss) income per share, as they represent stock options and awards for which the total employee proceeds per share exceed the average market price of a share of common stock for the period. In addition, for the three months and nine months ended September 30, 2007, 493,656 and 694,955, respectively, antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted (loss) income per share, as the Company incurred a loss from continuing operations for both periods.

For the three months and nine months ended September 30, 2006, 7,515,742 and 6,419,291 respectively, anti-dilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted loss per share, as they represent stock options and awards for which the total employee proceeds per share exceed the average market price of a share of common stock for the period. In addition, for the three months and nine months ended September 30, 2006, 764,572 and 1,178,261, respectively, antidilutive potential shares of common stock, consisting of employee and director stock options, have been excluded from the calculation of diluted loss per share, as the Company incurred a loss from continuing operations for both periods.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

4. Share-Based Compensation

For the three months ended September 30, 2007 and 2006, the Company recorded $1.2 million and $1.4 million, respectively, of share-based compensation expense, or $0.03 earnings per share for each period. For the nine months ended September 30, 2007 and 2006, the Company recorded $3.8 million and $3.9 million of share-based compensation expense, respectively, or $0.09 earnings per share for each period. Share-based compensation expense is included in costs and expenses in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Cost of revenues	$44	$53	$131	$135
Sales and marketing	273	278	806	814
Product and technology development	254	299	649	655
General and administrative	669	697	2,144	2,126

Share-based compensation expense included in continuing operations	1,240	1,327	3,730	3,730
Share-based compensation expense included in discontinued operations	—	48	28	130

Total share-based compensation expense	1,240	1,375	3,758	3,860
Amount capitalized to internal use software	—	—	10	—

Total share-based compensation costs	$1,240	$1,375	$3,768	$3,860

The Company issued 205,799 and 102,250 shares of common stock upon exercise of stock options for the three months ended September 30, 2007 and 2006, respectively. The Company issued 964,412 and 269,341 shares of common stock upon exercise of stock options for the nine months ended September 30, 2007 and 2006, respectively. The Company granted 453,667 and 2,141,500, stock options for the three months ended September 30, 2007 and 2006, respectively, with a weighted-average fair market value per option granted of $2.24 and $2.01, respectively. The Company granted 949,167 and 3,332,000 stock options for the nine months ended September 30, 2007 and 2006, respectively, with a weighted-average fair market value per option granted of $2.15 and $2.28, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	61.35%–62.04%	78.53%	61.35%–64.89%	78.53%–81.04%
Risk-free interest rate	4.40%–5.02%	4.67%–5.04%	4.40%–5.02%	4.35%–5.07%
Expected life	4.36 years	4.99 years	4.36 years	4.99 years

The Company issued 43,267 and 65,560 shares of common stock under the employee stock purchase plan for the three months ended September 30, 2007 and 2006, respectively. The Company issued 108,381 and 119,264 shares of common stock under the employee stock purchase plan for the nine months ended September 30, 2007 and 2006, respectively. The Company granted 66,741 and 83,827 awards under the employee stock purchase plan for the three months ended September 30, 2007 and 2006, respectively. The awards granted were estimated to have a weighted-average fair value per share awarded of $0. 72 and $0.75 for the three months ended September 30, 2007 and 2006, respectively. The Company granted 126,480 and 149,812 awards for the nine months ended September 30, 2007 and 2006, respectively, under the employee stock purchase plan. The awards granted were estimated to have a weighted-average fair value per share awarded of $0.79 and $0.93 for the nine months ended September 30, 2007 and 2006, respectively. The fair value of the awards is based on the Black-Scholes option-pricing model and the following assumptions:

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	47.00%	53.51%	47.00% - 48.93%	53.42% - 53.51%
Risk-free interest rate	4.96%	5.18%	4.96% - 5.15%	4.60% - 5.18%
Expected life	6 months	6 months	6 months	6 months

To induce James E. Riesenbach to join the Company as Chief Executive Officer and President, on March 20, 2006, the Company entered into an agreement with Mr. Riesenbach whereby the Company granted 1,000,000 options to him at an exercise price of $4.68 per share. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R), “Share-Based Payment”, as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria were to be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards were not considered granted until such time that the performance criteria have been defined and were not included in outstanding options in prior periods.

To induce Monty A. Houdeshell to join the Company as Chief Financial Officer, on January 30, 2007, the Company entered into an agreement with Mr. Houdeshell whereby the Company granted 300,000 options to him at an exercise price of $3.74 per share. Of the 300,000 options granted, 250,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R) as of January 30, 2007. The remaining 50,000 options are performance-based awards where the future performance criteria were to be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined and were not included in outstanding options in prior periods.

On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 200,000 performance-based options held by Mr. Riesenbach and 16,667 performance-based options held by Mr. Houdeshell. The performance criteria are based upon the attainment by the Company of certain revenue, earnings before income taxes, depreciation and amortization (EBITDA) and strategic goals. Therefore, under SFAS 123(R), the total performance-based awards of 216,667 were deemed granted as of July 17, 2007 and are included in the outstanding options for the three and nine months ended September 30, 2007. The Company also began recognizing compensation expense for these awards on that date.

5. Selected Balance Sheet Accounts

Property and Equipment

Property and equipment consisted of the following at:

	September 30, 2007	December 31, 2006
	(in thousands)
Computer software and hardware	$11,939	$10,392
Furniture and equipment	1,711	1,682
Leasehold improvements	1,615	1,342
Capitalized internal use software	9,050	2,055
Development in process	34	2,680

	24,349	18,151
Less—Accumulated depreciation and amortization	(12,440)	(10,197)

	$11,909	$7,954

At September 30, 2007 and December 31, 2006, capitalized internal use software, net of amortization, and development in process were $6.5 million and $2.9 million, respectively. Total depreciation and amortization expense related to property and equipment was $1.3 million and $2.4 million for the three months and nine months ended September 30, 2007, respectively. Total depreciation and amortization expense related to property and equipment was $0.6 million and $1.6 million for the three months and nine months ended September 30, 2006, respectively.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Goodwill

In June 2007, the Company performed an annual impairment test of enterprise goodwill and concluded that enterprise goodwill was not impaired. The decrease in the carrying amount of goodwill of $3.0 million represents the allocation of goodwill associated with the sale of the Company’s RPM business (see Note 6).

Intangible Assets

Intangible assets at September 30, 2007 and December 31, 2006 are amortized over their estimated useful lives (weighted-average life is approximately 3 years) and consisted of the following:

	As of September 30, 2007
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Amortizable Intangible Assets:
Developed technology	3 years	$420	$(420)	$—
Customer relationships	3 years	3,775	(3,775)	—
Domain names	5 years	836	(491)	345

Total		$5,031	$(4,686)	$345

	As of December 31, 2006
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Amortizable Intangible Assets:
Developed technology	2 years	$820	$(820)	$—
Customer relationships	3 years	4,375	(4,022)	353
Domain name	5 years	700	(379)	321

Total		$5,895	$(5,221)	$674

The decreases in the gross carrying amount of developed technology and customer relationships were primarily associated with the sale of the Company’s RPM business. Amortization expense for the three months ended September 30, 2007 was immaterial. Amortization expense for the nine months ended September 30, 2007 was $0.5 million. Amortization expense for the three months and nine months ended September 30, 2006 was $0.4 million and $1.3 million, respectively. Amortization expense related to developed technology is classified as cost of revenues. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
(in thousands)
Three months ending December 31, 2007	$42
2008	167
2009	68
2010	27
2011	27
2012	14

$345

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

6. Discontinued Operations

On January 31, 2007, the Company completed the sale of certain assets and liabilities of the AIC operations to R.L. Polk (“Polk”) for $3.0 million. The Company received cash of $2.1 million, net of $0.4 million associated with AIC’s deferred revenues and prepaid expenses at January 31, 2007. The balance of $0.5 million was deposited by Polk in an escrow account and was distributed to the Company in the second quarter of 2007. As part of the transaction, the Company received a license to use data supplied by Polk at no cost for a period of three years and the Company licensed to Polk certain data at no cost for a period of three years and certain software at no cost in perpetuity. The Company recognized a gain on the sale of the AIC operations of $2.8 million during the nine months ended September 30, 2007.

On June 30, 2007, the Company sold its RPM business to Call Command, Inc. (“Call Command”) pursuant to a Stock Purchase Agreement (the “RPM Agreement”) for an aggregate purchase price of $7.6 million, subject to a working capital adjustment. Substantially all the assets and certain liabilities of the RPM business were included in the sale and consisted primarily of accounts receivable, prepaid expenses, certain property and equipment, intangible assets, accounts payable and accrued expenses. The Company received cash of $7.1 million and the balance of $0.5 million was deposited by Call Command in an escrow account to be distributed to the Company upon determination of the working capital adjustment and any indemnification claims made against the Company in accordance with the terms of the RPM Agreement. The $0.5 million deposited in escrow is a contingent gain as defined by SFAS No. 5, “Accounting for Contingencies”, and will be recognized as a gain on the sale if, and when, the Company receives these funds. The Company received $0.25 million of the amount deposited in escrow in October 2007.

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

The assets and liabilities that were included in the sale of the AIC operations met the criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 31, 2006 and were classified as held for sale at December 31, 2006. Pursuant to SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” Assets and liabilities that are included in the sale of the AIC operations have been aggregated and classified as held for sale under current assets and current liabilities, respectively, at December 31, 2006. Current assets are comprised of prepaid expenses and current liabilities are comprised of deferred revenues. The results of operations presented in the Condensed Consolidated Financial Statements reflect the AIC operations and RPM business as discontinued operations for all periods presented. As discontinued operations, revenues and expenses of the AIC operations and RPM business have been aggregated and stated separately from the respective captions of continuing operations in the Condensed Consolidated Statements of Operations. Expenses include direct costs of the operations that the Company believes will be eliminated from future operations as a result of the sale of the AIC operations and RPM business. All other references to operating results reflect the ongoing operations of the Company, excluding the AIC operations and RPM business. The results of operations of the AIC operations and RPM business reported as discontinued operations are summarized as follows:

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

AIC STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$—	$784	$210	$2,327
Costs and expenses:
Cost of revenues	—	34	10	119
Sales and marketing	—	131	68	368
Product and technology development	—	323	193	1,260
General and administrative	—	32	32	34

Total costs and expenses	—	520	303	1,781

Gain on sale	—	—	2,762	—

Income from discontinued operations	$—	$264	$2,669	$546

The results of operations of the AIC operations for the nine months ended September 30, 2007 reflect results through January 31, 2007, the date of sale.

RPM STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$—	$3,642	$7,145	$10,729
Costs and expenses:
Cost of revenues	—	2,029	3,346	6,104
Sales and marketing	—	1,309	3,303	3,935
Product and technology development	—	436	287	1,496
General and administrative	—	15	53	10
Amortization of intangibles	—	49	43	139

Total costs and expenses	—	3,838	7,032	11,684

Gain on sale	24	—	3,072	—

Income (loss) from discontinued operations	$24	$(196)	$3,185	$(955)

The results of operations of the RPM business for the nine months ended September 30, 2007 reflect results through June 30, 2007, the date of sale.

7. Patent Litigation Settlement

In 2004, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation, a wholly-owned subsidiary of The Cobalt Group. In that lawsuit, the Company asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. In December 2006, the Company entered into a settlement agreement (the “Settlement Agreement”) with Dealix relating to the lawsuit. The Settlement Agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a non-exclusive license from the Company to Dealix and the Cobalt Group of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. These remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. With court approval on March 25, 2007, the lawsuit against Dealix was dismissed.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

In accounting for the Settlement Agreement, the mutual release of claims was estimated as $9.9 million by deducting the fair value of the non-exclusive license from the total settlement amount, net of the interest discount associated with the receivable, and recorded in patent litigation settlement in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2007.

To estimate the fair value of the non-exclusive license, an income approach was used, which included estimates of projected licensee revenue and related expenses, discounted utilizing a rate of 17%. The fair value of the non-exclusive license was estimated at $9.2 million and reported in other liabilities, which is being recognized to other income on a straight-line basis through January 2019, the patent’s remaining life. The Company recognized $0.2 million and $0.4 million in interest and other income in the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2007, respectively. As of September 30, 2007, the remaining balance in current and non-current other liabilities was $0.8 million and $8.0 million, respectively.

The remaining payments of $8.0 million were discounted to their net present value using a discount rate of 6.38%. As of September 30, 2007, $2.6 million and $4.7 million was included in prepaid expenses and other current assets, and other assets, respectively, in the Condensed Consolidated Balance Sheet. The discount of $0.9 million is being amortized to interest and other income over a three-year period using the effective interest method.

On April 27, 2007, the Company received a comment letter from the staff of the Division of Corporation Finance of the SEC (the “Staff”). Additional questions were received in comment letters dated June 4, 2007, June 22, 2007, July 25, 2007 and September 19, 2007. The Staff’s letters included comments relating to the accounting treatment of the patent litigation settlement with Dealix, specifically, the classification of amounts to be recorded, the timing of recognition and the allocation of the proceeds between the mutual release of claims and the non-exclusive patent license. Should the Staff disagree with the Company’s accounting for this legal settlement, it will not affect the amounts referenced above that have been received or are to be received by the Company under the settlement but might result in a change in the accounting treatment of the settlement, specifically, acceleration of all or a portion of deferred gain associated with the settlement or further deferral of all or a portion of amounts already recorded. This may have a material impact on the Company’s consolidated financial statements as of March 31, 2007, June 30, 2007 and September 30, 2007 and for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007, the six months ended June 30, 2007 and the nine months ended September 30, 2007.

8. Commitments and Contingencies

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autobytel Individual Defendants from the case without prejudice. On February 19, 2003, the District Court denied the Company’s motion to dismiss the complaint. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including the Company, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On September 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against the Company and the other non-focus case issuers in the same

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

manner that they amended the complaints against the focus case issuers and to seek certification of a class in the Company’s case. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. The plaintiffs now plan to replead their complaints and move for class certification again. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autoweb Individual Defendants from the case without prejudice. On February 19, 2003, the District Court denied Autoweb’s motion to dismiss the complaint. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include Autoweb. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including Autoweb, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On September 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against Autoweb and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in Autoweb’s case. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether Autoweb will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. The plaintiffs now plan to replead their complaints and move for class certification again. If Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

The Company has reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims as of September 30, 2007.

Certain current and former directors and certain former officers of the Company are defendants in a derivative suit pending in the Superior Court of Orange County, California, and Autobytel is named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to the Company, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to the Company, including damages to its reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning the Company’s results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and Securities and Exchange Commission rules. The parties negotiated a settlement of the action and submitted it for court approval in November 2006. The court has held a series of status conferences since the settlement was submitted, and a further status conference to discuss the settlement was held on April 25, 2007. At that status conference, the court preliminarily approved the settlement, and requested that an order be prepared and submitted for such preliminary approval. A final settlement hearing was held on September 26, 2007, and the court approved the settlement and signed the Final Order and Judgment Approving Settlement. The Company has not recorded a liability against this claim as of September 30, 2007 because the settlement was covered by insurance.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names Autobytel as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by Autobytel on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. On May 2, 2007, the parties tentatively agreed to a settlement in principle, and a settlement agreement was negotiated and fully executed in September 2007. The Company recorded a liability of $1.0 million against this claim as of March 31, 2007. Payments in accordance with the settlement agreement were made by the Company and its insurer in October 2007.

In August 2007, AVV, Inc. received a letter from a customer claiming indemnification regarding an action brought against such customer for alleged patent infringement. The customer later made a similar claim against the Company. The Company and AVV are in discussions with such customer regarding such claim. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

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

Contractual Obligations

In 2007, the Company entered into a web search agreement with a vendor that guaranteed monthly minimum payments over a two-year period from June 15, 2007. The table below summarizes this obligation as of September 30, 2007 (in thousands):

Three months ending December 31, 2007	$175
2008	828
2009	293

$1,296

From time to time, the Company enters into agreements in the ordinary course of business pursuant to which the Company agrees to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by it, which may include losses relating to intellectual property infringement claims. The term of these indemnifications may vary depending on the agreement. Other than the claim against AVV and the Company discussed above, the Company currently has no knowledge of any other intellectual property infringement claim that would be subject to indemnification by it, nor can the Company estimate the maximum potential amount of future payments under any such indemnification. Therefore, no liability has been recorded.

AUTOBYTEL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

9. Subsequent events

In November, 2007, the Company sold all its ownership interest in its Japanese licensee for approximately $4.0 million. The carrying amount of the investment in the Japanese licensee was zero as of September 30, 2007. In connection with the sale, the Company amended the license agreement for certain intellectual property with such licensee effective April 1, 2008 to a perpetual royalty free license agreement.

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

Overview

We are an automotive media and marketing services company that helps dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate automotive Web sites, including MyRide.com™, Autobytel.com®, Autoweb.com®, Car.com®, CarSmart.com®, AutoSite.com® and CarTV.com®. We are among the largest automotive shopping content networks and reach millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions. We are also a leading provider of customer relationship management (“CRM”) products and programs, consisting of lead management products.

In 2006, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model, increasing the focus on providing best-of-class marketing and media services for our dealer and manufacturer customers, and better capturing integration opportunities between our businesses. In October 2007, we officially launched MyRide.com™, the first fully-integrated automotive vertical search web experience, which is designed to provide consumers with a single comprehensive gateway to broad and relevant automotive information available on the Internet oriented toward the entire consumer automotive lifecycle—from finding and purchasing a new or used vehicle, enhancing a vehicle with parts and accessories, finding local vehicle services, and accessing extensive multimedia and user-generated automotive content. We believe MyRide.com™ is one of the Internet’s most comprehensive used vehicle Web sites, utilizing search-based technology to incorporate listings of millions of vehicles.

Our results of operations have been affected in the first nine months of 2007 by various factors, including, but not limited to, the following:

•	general economic and market conditions in the automotive industry;

•	the effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	variability in the volume of purchase requests delivered to our retail and enterprise dealers;

•	variations in spending by automotive manufacturers on our advertising services;

•	variations in the number of users visiting our Web sites;

•	the implementation of certain strategic initiatives, including those described above;

•	the recognition of deferred revenue related to a multiple-element arrangement upon delivery of all services in the first nine months of 2007;

•	the recognition of a gain related to the settlement of a lawsuit for patent infringement against Dealix Corporation;

•	costs associated with the settlement of the Stoneage matter; and

•	costs associated with relocating certain employees to our corporate office.

In the future, our results of operations may continue to be affected by various factors, including, but not limited to, some of those mentioned above.

As part of our cost reduction efforts, in the fourth quarter of 2007, we initiated a workforce reduction of approximately 14% of our workforce. The affected employees were mostly in the areas of accounting and finance, information technology, and other general and administrative related areas. The reduction was effected in order to reduce our overall cost structure and generate operational efficiencies across our product lines. We expect the reduction in workforce to occur over the fourth quarter of 2007 and the first quarter of 2008. We expect that the charges associated with the reduction in workforce will range between $0.8 million and $1.0 million, which are expected to be incurred in the fourth quarter of 2007 and the first quarter of 2008. The charges consist mainly of severance costs and other benefits.

In 2004, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation, a wholly-owned subsidiary of The Cobalt Group. In that lawsuit, we asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix Corporation. In December 2006, we entered into a settlement agreement (the “Settlement Agreement”) with Dealix relating to the lawsuit. The Settlement Agreement provides that Dealix will pay us a total of $20.0 million in settlement payments for a mutual release of claims and a non-exclusive license from us to Dealix and the Cobalt Group of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. These remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. With court approval on March 25, 2007, the lawsuit against Dealix was dismissed.

On April 27, 2007, we received a comment letter from the staff of the Division of Corporation Finance of the SEC (the “Staff”). Additional questions were received in comment letters dated June 4, 2007, June 22, 2007, July 25, 2007 and September 19, 2007. The Staff’s letters included comments relating to the accounting treatment of the patent litigation settlement with Dealix, specifically, the classification of amounts to be recorded, the timing of recognition and the allocation of the proceeds between the mutual release of claims and the non-exclusive patent license. We are responding to the Staff’s comments. Should the Staff disagree with our accounting for this legal settlement, it will not affect the amounts referenced above that have been received or are to be received by us under the settlement but might result in a change in the accounting treatment of the settlement, specifically, acceleration of all or a portion of deferred gain associated with the settlement or further deferral of all or a portion of amounts already recorded. This may have a material impact on our consolidated financial statements as of March 31, 2007, June 30, 2007 and September 30, 2007 and for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007, the six months ended June 30, 2007 and the nine months ended September 30, 2007.

As of September 30, 2007, we had $28.3 million in domestic cash and cash equivalents. For the remainder of 2007, we expect to continue to use cash in excess of cash generated from operations.

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

During the third quarter of 2007, we broadly applied our new proprietary technology that allows multiple lead placements to leverage our dealer base.

We delivered approximately 825,000 and 712,000 purchase requests through our online systems to retail and enterprise dealers in the third quarters of 2007 and 2006, respectively. Of these, approximately 479,000 and 486,000 were delivered to retail dealers in the third quarters of 2007 and 2006, respectively, and approximately 346,000 and 226,000 were delivered to enterprise dealers in the third quarters of 2007 and 2006, respectively.

Additionally, we delivered approximately 180,000 and 212,000 finance requests in the third quarters of 2007 and 2006, respectively, to retail dealers, finance request intermediaries, and automotive finance companies.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car shoppers during the research, consideration and decision making process on our Web sites, as well as through direct marketing offerings. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively on any of our Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. We recently initiated a program to eliminate lower quality traffic sources to improve the performance of our advertising business. This may reduce total advertising page views in the short-term.

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

Contingencies. We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. We are required to record a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. Gain contingencies are not recorded until all elements necessary to realize the gain are present. Any legal fees incurred in connection with a contingency are expensed as incurred.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues by groups of similar services were as follows:

	Three Months Ended September 30,		Change
	2007	2006	$	%
	(in thousands)
Revenues:
Lead fees	$17,576	$16,461	$1,115	7%
Advertising	4,318	4,295	23	1%
CRM services	2,661	2,766	(105)	(4)%
Other	208	210	(2)	(1)%

Total revenues	$24,763	$23,732	$1,031	4%

Lead Fees. Our lead fees are influenced by numerous factors, including but not limited to, purchase request volume, mix between purchase requests delivered to retail dealers and enterprise dealers, pricing and general market conditions. The increase in lead fees was primarily due to an increase of approximately 54% in the number of purchase requests delivered to our enterprise dealers and an increase of approximately 14% in the average sales price per finance request delivered. The increase in purchase requests delivered to enterprise dealers is primarily the result of increased demand during the third quarter of 2007, which we met through our newly launched multiple lead distribution technology. The increase in lead fees was partially offset by a change in the mix of purchase requests delivered, with an increase of approximately 10% in the proportion of purchase requests delivered to enterprise dealers that generally have a lower average sales price per purchase request.

Advertising. Advertising revenue in the third quarter of 2007 remained flat compared to the third quarter of 2006.

CRM Services. The decrease was primarily due to a $0.1 million decline in fees from data extraction service through ADS. The decrease in fees from ADS was primarily due to a decline in the number of customers using ADS.

Other. Other revenue in the third quarter of 2007 remained flat when compared to the third quarter of 2006.

Cost and expenses were as follows:

	Three Months Ended September 30,		Change
	2007	2006	$	%
		(in thousands)
Costs and expenses:
Cost of revenues	$14,959	$11,715	$3,244	28%
Sales and marketing	5,742	5,023	719	14%
Product and technology development	5,107	5,381	(274)	(5)%
General and administrative	5,839	9,597	(3,758)	(39)%
Amortization of intangibles	42	301	(259)	(86)%

Total costs and expenses	$31,689	$32,017	$(328)	(1)%

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

The increase in cost of revenues in the third quarter of 2007 compared to the third quarter of 2006 was due to a $1.7 million increase in TAC, a $1.0 million increase in maintenance, depreciation and amortization of computer equipment and software, a $0.4 million increase in data and content and hosting services fees and a $0.1 million increase in personnel cost. The increase in TAC was primarily due to an increase in the number of purchase requests acquired from our internet consumer request providers, partially offset by a slight decrease in the average price per purchase requests acquired and a decline in spending with third parties who direct search queries to our Web sites. The increase in maintenance, depreciation and amortization of computer equipment and software was primarily related to the equipment and software associated with the full launch of MyRide.com™. The increase in data and content and hosting services fees is related to fees paid to third parties primarily in connection with MyRide.com™. The increase in personnel cost is primarily due to increase in head count.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, CRM sales, Web site advertising sales, and dealer training and support. The increase in sales and marketing expense in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to a $0.4 million increase in personnel and related costs and a $0.3 million in advertising costs. The increase in personnel and related costs was primarily due to an increase in headcount and completion of relocation of certain employees to our corporate headquarters. The increase in advertising was associated with the full launch of MyRide.com™.

Product and Technology Development. Product and technology development expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. The decrease in product and technology development expense in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to a $0.3 million decrease in consulting fees.

General and Administrative. General and administrative expense consists of executive, financial and legal expenses and costs related to being a public company. The decrease was primarily due to:

•	a decrease in legal fees of $3.0 million primarily associated with enforcing our intellectual property rights in 2006,

•	a decrease in professional fees to consultants and temporary personnel of $0.6 million due to replacement with full time employees, and

•	a decrease in various other costs totaling $0.2 million.

Amortization of Intangibles. The decrease in amortization of intangibles of $0.3 million in the third quarter of 2007 compared to the third quarter of 2006 was associated with certain intangible assets being fully amortized.

Interest and Other Income. The increase in interest and other income of $0.2 million in the third quarter of 2007, compared to the third quarter of 2006 was primarily due to the recognition of amortization of the deferred gain on the Dealix settlement. (See “Overview” for further details).

Income Taxes. We recorded an immaterial amount as provision for state income taxes in the third quarter of 2007 compared to a provision for state income taxes of $0.1 million in the third quarter of 2006.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder. In February 2007, Autobytel.Europe was dissolved.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues by groups of similar services were as follows:

	Nine Months Ended September 30,		Change
	2007	2006	$	%
		(in thousands)
Revenues:
Lead fees	$51,485	$52,209	$(724)	(1)%
Advertising	13,971	12,385	1,586	13%
CRM services	7,768	8,360	(592)	(7)%
Other	614	592	22	4%

Total revenues	$73,838	$73,546	$292	—%

Lead Fees. Our lead fees are influenced by numerous factors, including but not limited to, purchase request volume, mix between purchase requests delivered to retail dealers and enterprise dealers, pricing and general market conditions. The decrease was primarily due to a 4% decline in the number of purchase requests delivered to both our retail and enterprise dealers from 2.4 million in the nine months ended September 30, 2006 to 2.3 million in the nine months ended September 30, 2007. This decline was partially offset by deferred revenue of $1.3 million that was recognized under a multiple-element arrangement upon delivery of all services in the nine months ended September 30, 2007 and an increase of approximately 12% in the average sales price per finance request delivered.

Advertising. The increase was primarily due to automotive manufacturers increasing their spending with our Web site properties, offset by a decline in their spending with our direct marketing program.

CRM Services. The decrease was primarily due to a $0.3 million decline in each of fees from Web Control products and fees from data extraction service through ADS. The decline in fees from Web Control products was primarily due to the expiration of an exclusive agreement during the nine months ended September 30, 2006 with an automotive manufacturer to provide the Web Control product to its franchisees contributing to a decline in the number of customers using Web Control from approximately 2,610 at September 30, 2006 to approximately 2,500 at September 30, 2007, partially offset by a 9% increase in the average fee per customer. The decrease in fees from ADS was primarily due to a decline in the number of customers using ADS.

Other. Other revenue during the nine months ended September 30, 2007 remained flat when compared to the nine months ended September 30, 2006.

Cost and expenses were as follows:

	Nine Months Ended September 30,		Change
	2007	2006	$	%
		(in thousands)
Costs and expenses:
Cost of revenues	$39,311	$36,767	$2,544	7%
Sales and marketing	17,603	17,670	(67)	—%
Product and technology development	15,152	14,521	631	4%
General and administrative	21,102	28,759	(7,657)	(27)%
Amortization of intangibles	422	921	(499)	(54)%
Patent litigation settlement	(9,899)	—	(9,899)	—%

Total costs and expenses	$83,691	$98,638	$(14,947)	(15)%

Cost of Revenues. The increase was primarily due to a $0.9 million increase in TAC, a $0.6 million increase in data and content and hosting services fees, a $0.8 million increase in maintenance, depreciation and amortization of computer equipment and software and a $0.2 million increase in personnel and related costs. The increase in TAC was primarily due to an increase in the average price per purchase requests acquired, partially offset by a decline in spending with third parties who direct search queries to our Web sites. The increase in data and content and hosting services fees is related to fees paid to third parties primarily in connection with MyRide.com™. The increase in maintenance, depreciation and amortization of computer equipment and software was primarily related to the equipment and software associated with the full launch of MyRide.comTM. The increase in personnel cost is primarily due to increase in head count.

Sales and Marketing. Sales and marketing expense during the nine months ended September 30, 2007 remained flat when compared to the nine months ended September 30, 2006.

Product and Technology Development. The increase was primarily due to an increase of $0.9 million in computer equipment and software maintenance and amortization costs primarily related to the full launch of MyRide.com™ and an increase of $0.5 million in personnel costs primarily due to an increase in head count. These increases were partially offset by a $0.4 million decrease in professional fees and a $0.4 million decrease in various other costs.

General and Administrative. The decrease was primarily due to:

•	a decrease in legal fees of $7.7 million, of which $5.7 million was associated with enforcing our intellectual property rights and $2.0 million related to other legal matters, and

•	a decrease in professional fees to consultants and temporary personnel of $2.1 million due to replacement with full time employees.

These decreases were partially offset by an increase of:

•	$1.0 million in costs associated with the settlement of the Stoneage litigation,

•	$0.3 million in personnel related costs,

•	$0.2 million in professional fees paid to third party research and survey companies,

•	$0.2 million in bad debt expense and credit collection fees, and

•	$0.4 million in various other costs.

Amortization of Intangibles. The decrease in amortization of intangibles of $0.5 million in the nine months ended September 30, 2007 compared to the same period in 2006 was associated with certain intangible assets being fully amortized.

Patent Litigation Settlement Patent litigation settlement represents the gain on the Dealix litigation settlement. (See “Overview” for further details).

Interest and Other Income. The increase in interest and other income was primarily due to the recognition of amortization of the deferred gain on the Dealix settlement. (See “Overview” for further details).

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder. In February 2007, Autobytel.Europe was dissolved.

Income Taxes. We recorded an immaterial amount as provision for state income taxes for the first nine months of 2007 compared to a provision for state income taxes of $0.1 million for the first nine months of 2006.

Stock Options Granted in 2007

During the nine months ended September 30, 2007, we granted stock options to purchase 749,167 shares of common stock under our 1999 Employee and Acquisition Related Stock Option Plan and our 2006 Inducement Stock Option Plan, including performance based-options to purchase 16,667 shares of common stock granted to Monty A. Houdeshell. In addition, during the nine months ended September 30, 2007, performance based-options to purchase 200,000 shares of common stock were deemed to be granted to James E. Riesenbach under SFAS No. 123(R). The stock options were granted at our common stock closing price on the dates of award.

To induce Mr. Riesenbach to join us as Chief Executive Officer and President, on March 20, 2006, we entered into an agreement with Mr. Riesenbach whereby we granted 1,000,000 options to him at an exercise price of $4.68 per share. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R), “Share-Based Payment”, as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria were to be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards were not considered granted until such time that the performance criteria have been defined and were not included in outstanding options in prior periods.

To induce Mr. Houdeshell to join us as Chief Financial Officer, on January 30, 2007, we entered into an agreement with Mr. Houdeshell whereby we granted 300,000 options to him at an exercise price of $3.74 per share. Of the 300,000 options granted, 250,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R) as of January 30, 2007. The remaining 50,000 options are performance-based awards where the future performance criteria were to be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined and were not included in outstanding options in prior periods.

On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 200,000 performance-based options held by Mr. Riesenbach and 16,667 performance-based options held by Mr. Houdeshell. The performance criteria are based upon the attainment by us of certain revenue, earnings before income taxes, depreciation and amortization (EBITDA) and strategic goals. Therefore, the total awards of 216,667 were deemed granted as of July 17, 2007 and are included in the outstanding options for the three and nine months ended September 30, 2007. We also began recognizing compensation expense for these awards on that date.

As of September 30, 2007, excluding the remaining 233,333 performance-based options, we had outstanding stock options to purchase 8,985,454 shares of common stock and potential employee stock purchase plan awards to purchase shares of common stock.

Employees

As of October 31, 2007, we had a total of 339 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our working capital increased by $6.2 million, to $30.9 million at September 30, 2007 compared to $24.7 million at December 31, 2006. The increase was primarily related to proceeds from the settlement of patent litigation, proceeds from the sale of certain assets and liabilities of our AIC operations and substantially all the assets and certain liabilities of our RPM business, and issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan, offset in part by cash paid for purchases of property and equipment, including capitalized costs of $6.4 million associated with the development of MyRide.com™. We do not expect the dispositions of our RPM business and AIC operations to materially impact our future cash flow.

Our domestic cash and cash equivalents totaled $28.3 million as of September 30, 2007 compared to domestic cash, cash equivalents and short-term investments of $25.7 million as of December 31, 2006.

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

In November 2007, we sold all our ownership interest in our Japanese licensee for approximately $4.0 million. The carrying amount of our investment in the Japanese licensee was zero as of September 30, 2007. In connection with the sale, we amended the license agreement for certain intellectual property with such licensee effective April 1, 2008 to a perpetual royalty free license agreement.

Net Cash Used In Operating Activities

Net cash used in operating activities was $2.3 million and $14.6 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in operating activities for the nine months ended September 30, 2007 resulted primarily from a net loss of $2.4 million for the period, a $2.2 million decrease in accounts payable and accrued expenses, a $0.6 million decrease in deferred revenues, a $0.3 million increase in prepaid expenses and other current assets and other assets, partially offset by a $1.4 million increase in other liabilities and $1.8 million in net non-cash charges. The decrease in accounts payable and accrued expenses was primarily due to timing of when our vendors are paid and payments of professional fees incurred related to enforcing our intellectual property rights. The decrease in deferred revenues is primarily due to decline in delivery of advertising, which we expect to continue into the fourth quarter of 2007. The increase in prepaid expenses and other current assets and other assets and the increase in other liabilities were primarily due to the patent litigation settlement discussed above.

Net cash used in operating activities for the nine months ended September 30, 2006 resulted primarily from the net loss of $24.2 million for the period and a $1.6 million decrease in deferred revenues, which was partially offset by a $2.7 million increase in accounts payable and accrued expenses as well as non-cash charges. The decrease in deferred revenue was primarily due to revenue recognized for our services provided to our customers participating in our car buying referral networks and customers who use our automotive marketing data and technology through our AIC division, offset by the deferral of revenue related to the multiple-element arrangement mentioned earlier. The increase in accounts payable and accrued expenses was primarily due to professional fees incurred associated with enforcing our intellectual property rights, implementation of certain strategic initiatives and relocation of certain newly hired employees to our corporate office.

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $5.7 million and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively. Cash provided by investing activities for the nine months ended September 30, 2007 was primarily due to proceeds received from the sale of certain assets and liabilities of the AIC operations and substantially all of the assets and certain liabilities of our RPM business, maturity of a short-term investment, and a cash distribution from Autobytel.Europe, partially offset by the purchases of property and equipment and capitalized internal use software in connection with the development of MyRide.com™. Cash provided by investing activities for the nine months ended September 30, 2006 was related to the maturity of investments in government sponsored agency bonds, offset by purchases of short-term investment in commercial paper and purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $2.1 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively. Cash provided by financing activities for the nine months ended September 30, 2007 was due to proceeds received from the issuance of common stock in connection with the exercise of stock options and pursuant to our employee stock purchase plan, partially offset by a cash distribution to a minority interest shareholder. Cash provided by financing activities for the nine months ended September 30, 2006 was due to proceeds received from the issuance of common stock in connection with the exercise of stock options and pursuant to our employee stock purchase plan.

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

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including but not limited to:

•	The level of expenditures required to implement certain strategic initiatives, including enhancements to MyRide.comTM;

•	Planned future growth, infrastructure and facility needs;

•	Changes in our compensation policies;

•	The level of exercises of stock options and stock purchases under our employee stock purchase plan;

•	Our competitors’ responses to our products and services;

•	Our relationships with suppliers and customers;

•	The level of expenditures on marketing and advertising, including the cost of contractual arrangements with Internet portals, online information providers and other referral sources;

•	The level of expenditures on product and technology development;

•	The level of expenditures for general and administrative matters, including compliance with the Sarbanes-Oxley Act of 2002;

•	Costs of enforcing our intellectual property rights;

•	Any license fees obtained for our intellectual property, including in connection with enforcing our intellectual property rights;

•	The level of advertising spent by our customers on our Web properties and advertising network;

•	The ability to increase the volume of purchase requests and finance requests and transactions related to our Web sites;

•	The amount and timing of cash collection and disbursements;

•	The cash portion of acquisition transactions and joint ventures; and

•	Costs of ongoing legal matters and any adverse judgments resulting from such legal matters.

Off-Balance Sheet Arrangements

In conjunction with the sale of RPM, we provided indemnifications to Call Command relating to pre-closing tax obligations of RPM and other unknown pre-closing obligations. The term of the indemnification for the pre-closing tax obligations is based on the statute of limitation as set forth by the taxing authority. The term of the indemnification for other obligations ranges from 1 year to 2 years. The maximum obligation is the purchase price of the transaction. Since it is not possible to determine whether there will be any obligations in the future or the amounts thereof, we cannot estimate the potential amount of future payments, if any, under these indemnification obligations. Therefore, no liability has been recorded.

From time to time, we enter into agreements in the ordinary course of business pursuant to which we agree to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by it, which may include losses relating to intellectual property infringement claims. The term of these indemnifications may vary depending on the agreement. Other than the claim against AVV and us discussed in Part II “Item 1. Legal Proceedings” herein, we currently have no knowledge of any other intellectual property infringement claim that would be subject to indemnification by us, nor can we estimate the maximum potential amount of future payments under any such indemnification. Therefore, no liability has been recorded.

Contractual Obligations

In 2007, we entered into a web search agreement with a vendor that guarantees the vendor monthly minimum payments over a two-year period from September 15, 2007. The table below summarizes our obligation as of September 30, 2007:

(in thousands)
Three months ending December 31, 2007	$175
2008	828
2009	293

$1,296

Recent Accounting Pronouncements

In June 2006, FASB issued FIN 48 (As Amended) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. It also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. We adopted the provisions of FIN 48 on January 1, 2007.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and September 30, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized in the three months and nine months ended September 30, 2007.

In September 2006, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”. EITF 06-1 provides guidance on the accounting for consideration given to third party manufacturers or resellers of equipment which is required by the end-customer in order to utilize the service from the service provider. EITF Issue No. 06-1 is effective for fiscal years beginning after June 15, 2007 and its adoption is not expected to have a material effect on our consolidated financial position or results of operations.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of FSP FIN 48-1 did not have a material impact on our consolidated financial position or results of operations.

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

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autobytel Individual Defendants from the case without prejudice. On February 19, 2003, the District Court denied the Company’s motion to dismiss the complaint. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including the Company, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On September 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against the Company and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in the Company’s case. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. The plaintiffs now plan to replead their complaints and move for class certification again. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autoweb Individual Defendants from the case without prejudice. On February 19, 2003, the District Court dismissed Autoweb’s motion to dismiss the complaint. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include Autoweb. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including Autoweb, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On September 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against Autoweb and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in Autoweb’s case. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether Autoweb will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. The plaintiffs now plan to replead their complaints and move for class certification again. If Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

We reviewed the above class action matters and do not believe that it is probable that a loss contingency has occurred; therefore, we have not recorded a liability against these claims as of September 30, 2007.

In addition, certain current and former directors and certain former officers of ours are defendants in a derivative suit pending in the Superior Court of Orange County, California, and we are named as a nominal defendant in this suit. This suit purports to allege that the defendants breached numerous duties to us, including breach of fiduciary duty and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, as well as violations of California Corporations Code 25402 (trading with material non-public information), and that these breaches and violations caused losses to us, including damages to our reputation and goodwill. Plaintiffs’ claims are based on allegations that the defendants disseminated false and misleading statements concerning our results of operations and that these results were inflated at all relevant times due to violations of generally accepted accounting principles and SEC rules. The parties negotiated a settlement of the action and submitted it for court approval in November 2006. The court has held a series of status conferences since the settlement was submitted, and a further status conference to discuss the settlement was held on April 25, 2007. At that status conference, the court preliminarily approved the settlement, and requested that an order be prepared and submitted for such preliminary approval. A final settlement hearing was held on September 26, 2007, and the court approved the settlement and signed the Final Order and Judgment Approving Settlement. We have not recorded a liability against this claim as of September 30, 2007 because the settlement was covered by insurance.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names us as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by us on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. On May 2, 2007, the parties tentatively agreed to a settlement in principle, and a settlement agreement was negotiated and fully executed in September 2007. We recorded a liability of $1.0 million against this claim as of March 31, 2007. Payments in accordance with the settlement agreement were made by us and our insurer in October 2007.

In August 2007, AVV, Inc. received a letter from a customer claiming indemnification regarding an action brought against such customer for alleged patent infringement. The customer later made a similar claim against the Company. The Company and AVV are in discussions with such customer regarding such claim. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

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

Because of the relatively recent emergence of the Internet-based vehicle information and shopping industry, our senior executives do not have long-term experience in the industry. This limited operating history contributes to our difficulty in predicting future operating results.

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $188.5 million and $186.1 million as of September 30, 2007 and December 31, 2006, respectively.

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

We are currently involved in ongoing legal matters that, until resolved and unless resolved on terms that are favorable to us, could materially and adversely affect our financial condition, results of operations, and cash flow.

We are involved in a number of legal matters and until all such matters are resolved, we could incur substantial expenses in connection with such matters, including substantial fees for attorneys and other professional advisors. In addition, unless the matters are resolved on terms that are favorable to us, we could incur substantial expenses in connection with such matters, which may include costs associated with any negative judgments or awards. These expenses could materially and adversely affect our financial condition, results of operations, and cash flows.

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

If a more media-centric advertising-driven business model, including the MyRide.comTM Web site, is not successful, we may not be able to be profitable in the future.

In 2006, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model. Towards that end, we launched the MyRide.comTM Web site in October 2007 and expect to launch other products and services over the course of the next twelve months. Demand and market acceptance for newly introduced services and products over the Internet are subject to uncertainty and we have no assurance that consumers and other automotive participants will accept and use our new products and services. If consumers and other automotive participants fail to accept and use our new products and services or acceptance is at a lower level than anticipated, our strategy of focusing on a more media-centric advertising-driven business model will not be successful. Accordingly, we cannot assure that we will be profitable in the future.

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

We are reducing or reconfiguring dealer territories or eliminating exclusive dealer territories currently assigned to some retail dealers. We are taking such action or may take others in connection with consolidating our corporate brands into one brand under Autobytel Inc. If a retail dealer is unwilling to accept a reduction or reconfiguration of its territory or elimination of its exclusive territory or other action by us, it may terminate its relationship with us. A retail dealer also could sue to prevent such reduction, reconfiguration or elimination or other action, or collect damages from us. A material decrease in the number of retail dealers participating in our networks or litigation with retail dealers could have a material adverse effect on our business, results of operations and financial condition.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

•	our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction,

•	the announcement or introduction of new or enhanced Web sites such as MyRide.com™, services and products by us or our competitors,

•	general economic conditions and economic conditions specific to the Internet, online commerce or the automotive industry,

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

We depend on a number of automotive manufacturer relationships for substantially all of our advertising revenues. The termination of any of these relationships or any significant failure to develop additional sources of advertising would cause our revenues to decline which could have a material adverse effect on our business, results of operations and financial condition. We periodically negotiate revisions to existing agreements and these revisions could decrease our advertising revenues in future periods. A number of our agreements with such manufacturers may be terminated without cause. We may not be able to maintain our relationship with such manufacturers on favorable terms or find alternative comparable relationships capable of replacing advertising revenues on terms satisfactory to us. If we cannot do so, our revenues would decline which could have a material adverse effect on our business, results of operations and financial condition.

If we cannot build and maintain strong brand loyalty, our business may suffer.

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the MyRide.com™, Autobytel.com®, Autoweb.com®, Car.com®, CarSmart.com® and other brands will depend largely on our ability to obtain a leadership position in Internet commerce. If dealers and manufacturers do not perceive us as an effective channel for increasing vehicle sales, or consumers do not perceive us as offering reliable information concerning new and used vehicles, as well as referrals to high quality dealers, in a user-friendly manner that reduces the time spent for vehicle purchases and services, we will be unsuccessful in promoting and maintaining our brands. Our brands may not be able to gain widespread acceptance among consumers or dealers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

We are a relatively new business in an emerging industry and need to manage the introduction of new products and services in order to avoid increased expenses without corresponding revenues.

We have been introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for automotive marketing services. Introducing new or enhanced products and services, such as MyRide.com™ , requires us to increase expenditures before we generate revenues. For example, we may need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, results of operations and financial condition.

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

With the exception of the ADS production servers and certain related systems, our production Web sites and certain systems, including MyRide.com™, Autobytel.com®, Autoweb.com®, CarSmart.com®, AutoSite.com®, Car.com® , Finance.Car.com and AVV.com, are currently hosted at secure third-party hosting facilities. We host the ADS production servers at a company owned facility.

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

Critical issues concerning the commercial use of the Internet, such as ease of access, security, privacy, reliability, cost, and quality of service may impact the growth of Internet use. If periods of decreased performance, outages or delays on the Internet occur frequently or other critical issues concerning the Internet are not resolved, overall Internet usage or usage of our Web sites could increase more slowly or decline, which would cause our business, results of operations and financial condition to be materially and adversely affected.

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

As part of our business, we make Internet services and content available to our customers. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. We are involved in one such matter which is described in “Item 1. Legal Proceedings” herein. We could face liability for information retrieved from or transmitted over the Internet and liability for products sold over the Internet. We could be exposed to liability with respect to third-party information that may be accessible through our Web sites, links or car review services. Such claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. Such claims might assert, among other things, that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content information provided on our Web sites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

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

From time to time, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Our liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by litigation. If we were subject to a significant adverse litigation outcome, our financial condition could be materially adversely affected.

We are a defendant in certain proceedings or are involved in legal matters which are described in “Item 1. Legal Proceedings” herein.

From time to time, we are involved in other litigation or other legal matters arising from the normal course of our business activities. The actions filed against us and other litigation or matters, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect our business, results of operations and financial condition.

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

Item 6.	Exhibits

10.1	First Amendment to Employment Agreement, dated as of July 19, 2007, between the Company and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2007.

10.2	Letter agreement, dated July 30, 2007, between the Company and Russell Bartlett is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.

*31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated November 9, 2007.

*31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated November 9, 2007.

*32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated November 9, 2007.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ Monty A. Houdeshell
Monty A. Houdeshell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 9, 2007

By:	/s/ Jill C. Richling
Jill C. Richling
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	First Amendment to Employment Agreement, dated as of July 19, 2007, between the Company and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2007.

10.2	Letter agreement, dated July 30, 2007, between the Company and Russell Bartlett is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.

*31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated November 9, 2007.

*31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated November 9, 2007.

*32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated November 9, 2007.

*	Filed herewith.