Form 10-K
period 2007-12-31
AUTOBYTEL  INC
filed 2008-03-17
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sale price of $4.25 for our common stock on The NASDAQ Global Market on June 29, 2007, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $179.6 million.

As of February 29, 2008, 43,831,903 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2008 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K restates our unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2007, as discussed in Note 13 to our consolidated financial statements contained in this Annual Report on Form 10-K. The restatement relates to our accounting treatment of the $20.0 million patent litigation settlement we entered into with Dealix Corporation (“Dealix”) relating to a patent infringement lawsuit. Our previously issued financial statements for each of these periods should not be relied upon.

Our previously issued financial statements for the quarters ended March 31, June 30 and September 30, 2007 have been restated in this Annual Report on Form 10-K to correct errors relating to (i) the timing of recognition, (ii) classification of amounts and components recorded, and (iii) incomplete liquidity disclosure.

Specifically, the restatement involves three issues:

1.	A receivable was recognized for which there was no reasonable assurance of collectability;

2.	Deferred liability was recognized for future performance, for which there was none; and

3.	Liquidity – prior disclosures described the receivable as a future source of liquidity, when there was no reasonable assurance of collectability

Appropriate accounting treatment or liquidity disclosure for the Dealix patent litigation settlement is summarized as follows:

1.	Because the collectability of the remaining $8.0 million of the settlement amount that, as of December 31, 2007, was scheduled to be paid in three equal annual installments through 2010 cannot reasonably be assured, we will not record a receivable for this amount.

2.	No portion of the initial $12.0 million settlement proceeds received on March 13, 2007 should be deferred but rather the entire amount should be recognized immediately in the consolidated statement of operations.

3.	We have been unable to assess with reasonable assurance the collectability of the remaining payments under the settlement agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. Therefore, we do not have reasonable assurance that we will receive any remaining payments on their respective due dates or at all. In addition, prospectively, financial statement recognition of such remaining payments will only occur when either we can determine reasonable assurance of collectability or when proceeds are actually received. As of December 31, 2007, $8.0 million in settlement payments remained to be paid under the settlement agreement. However, we received our first annual payment under the settlement agreement in March 2008. Accordingly, as of the date of this Annual Report on Form 10-K, approximately $5.3 million remains to be paid under the settlement agreement.

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Overview

We are an automotive media and marketing services company focused on helping dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate automotive Web sites, including MyRide.com TM, Autobytel.com®, Autoweb.com® , Car.comSM, CarSmart.com®, AutoSite.com® and CarTV.com®. We are a large automotive shopping content network and reach millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions.

In 2006, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model, increasing the focus on providing best-of-class marketing and media services for our dealer and manufacturer customers, and better capturing integration opportunities between our businesses. Toward that end, in October 2007, we launched our next generation consumer Web site, MyRide.com. We believe MyRide.com is the first fully-integrated automotive vertical search web experience that is designed to provide consumers with a single comprehensive gateway to broad and relevant automotive information available on the Internet oriented toward the entire consumer automotive lifecycle—from finding and purchasing a new or used vehicle, enhancing a vehicle with parts and accessories, finding local in-market vehicle services, and accessing extensive multimedia and user-generated automotive content. MyRide.com has one of the Internet’s most comprehensive used vehicle products, utilizing search-based technology to incorporate listings of millions of vehicles.

We provide tools and programs to automotive dealers and manufacturers to help them generate sales, enhance customer loyalty and reduce customer acquisition costs. We connect automotive marketers with the millions of vehicle shoppers visiting our branded Web sites (MyRide.com, Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com and CarTV.com) and third party Web sites (primarily search engines, automotive information providers and other auto related venues) each month. We provide dynamic marketing and advertising programs that allow manufacturers and other automotive vendors to interact with Internet vehicle shoppers as they shop for vehicles and make their vehicle buying decisions. Our intent is to garner an increasing share of the approximately $31 billion spent annually by dealers, dealer associations, aftermarket automotive suppliers and manufacturers on marketing and advertising services.

Dealers participate in our branded automotive lead generation networks by entering into contracts with us directly or through a major dealer group or an automotive manufacturer or its automotive buying service affiliate. In turn, we direct consumers to dealers in their local area based on the consumers’ vehicle preference. We expect our dealers to promptly provide consumers a haggle-free, competitive offer within 24 hours of being contacted by the consumer. We recommend that each dealer have at least one employee whose principal responsibility is supervising the dealer’s Internet business, similar to the way in which most dealers have a new vehicle sales manager, a used vehicle sales manager and a service and parts department manager who are each responsible for those respective dealership functions. We believe that dealers who immediately respond to consumer inquiries, have readily available inventory and provide up-front competitive pricing benefit the most from our marketing services. We form our dealer relationships after analysis of automotive sales, historic lead activity and demographic data in each region. We seek to maintain in our dealer networks the highest quality dealers within defined territories and may terminate dealers that do not comply with the standards we set.

Consumers come to our Web sites to research, compare and configure vehicles and to request a price quote on a vehicle from one of our network dealers. Once they are ready to buy a vehicle, consumers can submit a purchase request through any of our automotive Web sites and thereby connect to one or more of our participating dealers. Consumers can also shop for used vehicles at our branded Web sites by searching for a used vehicle according to the price, make, model, color, year and location of the vehicle. Consumers can submit credit questionnaires on our Car.com automotive Web site to be connected to a participating dealer or an automotive finance institution. The finance leads provide dealers with another direct channel of consumers, many of whom may not be able to secure loans from conventional lending sources.

We are a Delaware corporation. Our principal corporate offices are located in Irvine, California. Our common stock is listed on The NASDAQ Global Market under the symbol ABTL. Our corporate Web site is located at www.autobytel.com. Information on our Web site is not incorporated by reference in this Annual Report. At or through the Investor Relations section of our Web site we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after such material is electronically filed with or furnished to the SEC. Our Code of Conduct and Ethics for Employees, Officers and Directors is available at the Corporate Governance link of the Investor Relations section of our Web site.

Significant Business Developments

As described above, in 2006 we began to implement a series of strategic initiatives. As part of these initiatives, we launched the MyRide.com Web site in October 2007.

In 2006, we began to explore strategic alternatives for our Retention Performance Marketing® (“RPM®”) business and our Automotive Information Center (“AIC”) data business. In February 2007, we announced that we sold the AIC data business to R. L. Polk & Co. and in July 2007, we announced that we sold the RPM business to Call Command, Inc. In 2007, we began to explore strategic alternatives for the customer relationship management (CRM) business of AVV, Inc. (“AVV”) that includes lead management software applications. In January 2008, we announced that we sold such business to Dominion Enterprises for approximately $22.75 million in cash, plus a working capital payment of approximately $1.1 million, which remains subject to adjustment. The parties agreed to a $1.9 million escrow in connection with the transaction.

Industry Background

Online Commerce Opportunities. Consumers have rapidly adopted the Internet as part of their car shopping and purchasing process and are expected to continue to do so in the future. According to Jupitermedia Corporation, the percentage of consumers who use the Internet to contact dealers for additional information about cars that results in a car sale is expected to increase by approximately 51% from 2007 to 2012. Additionally, according to J.D. Power and Associates, in 2007 nearly 90% of new car buyers used a search engine during the car shopping process.

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

The Autobytel Solution

We believe that our marketing services improve the vehicle purchasing process for dealers, automotive manufacturers and consumers. The Internet’s wide reach to consumers allows us to leverage our investment in branding and marketing across a very large audience to create qualified purchase requests for vehicles. For these reasons, we believe that the Internet represents the most efficient method of directing purchase requests to dealers. We believe our services enable dealers to reach consumers from an attractive demographic base, reduce marketing costs, increase consumer satisfaction and increase vehicle sales and car sale margins. We offer automotive manufacturers qualified car buyers to target during the consumer’s research and consideration phase. We offer consumers Web sites with quality automotive information, tools to configure and compare this information, and a convenient and efficient car purchasing process.

We believe that the benefits for dealers, automotive manufacturers and consumers described below will be enhanced as more consumers adopt and begin to use the MyRide.com Web site.

Benefits to Dealers. We believe our services benefit dealers by reducing the dealers’ incremental marketing costs and increasing sales volume. We believe dealers’ personnel productivity could increase as a result of our services because we provide dealers access to potential purchasers who may be ready to buy or lease a vehicle. As a result, reaching these consumers and selling or leasing them vehicles costs the dealer little or no additional overhead expense, other than the fees paid to us and the personnel costs of a dedicated manager. We believe franchised new car retail dealers spend considerably less in marketing costs on each vehicle sold by using our new car marketing services than through traditional forms of marketing.

We direct consumers to dealers in their local area based on the consumers’ vehicle preference. We believe this provides dealers access to a large number of well informed, ready-to-buy consumers, which allows dealers to compete more effectively.

A majority of all dealers that participated in the Autobytel or CarSmart® network were assigned an exclusive geographic territory in such network based upon a specific vehicle make. In 2006, we began signing dealers to the Autobytel and CarSmart networks on a non-exclusive territorial basis. In 2007, we began to migrate our CarSmart dealers to Autobytel or Autoweb dealers and to remove geographic exclusivity from existing exclusive dealers. Autoweb retail dealers are not assigned exclusive territories to participate in the Autoweb network. Generally, Car.com retail dealers are not assigned exclusive territories to participate in the Car.com network. In 2007, we migrated our Car.com and Carsmart dealers to Autobytel or Autoweb dealers. In 2008, we plan to migrate Autoweb dealers to Autobytel with the goal of consolidating all of our dealers under one corporate brand, Autobytel Inc., with no geographic exclusivity.

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

Strategy

We intend to garner an increasing share of the approximately $31 billion spent annually by dealers, dealer associations, aftermarket automotive suppliers and manufacturers on marketing and advertising services. We intend to achieve this objective through the following principal strategies:

Develop a Media-Centric Business Model. We believe that one of the key strengths of the Internet is its efficiency in delivering information to consumers. We further believe that those who can deliver information to consumers in the most effective and organized manner that addresses the consumer automotive lifecycle, which we define as purchase, ownership, enhancement and enthusiasm, will be able to enhance their business. MyRide.com is designed as the next generation automotive consumer experience to meet these objectives and to provide consumers with a fully integrated automotive vertical search experience. MyRide.com is designed to provide a single comprehensive gateway to broad and relevant proprietary, licensed and Internet information related to the automotive lifecycle — from finding and purchasing a new or used vehicle, enhancing a vehicle with parts and accessories, finding local in-market vehicle services, and accessing extensive multimedia and user-generated automotive content. We expect that the MyRide.com product will enable us to attract and serve consumers throughout the automotive lifecycle and monetize their behavior by providing dealers, dealer associations, manufacturers and service and parts providers with marketing and advertising opportunities in each part of the automotive lifecycle.

Increase the Quality and Quantity of Purchase Requests that Can Be Monetized. We believe that increasing the quality and quantity of purchase requests that can be monetized is crucial to the long-term growth and success of our business. As part of our strategy to improve the quality of purchase requests, we continue to expand the breadth and depth of information and services available through our Web sites so that well-informed, ready-to-buy consumers can be directed to participating dealers. We are also investing in new initiatives to help drive an increasing number of qualified buyers to dealerships. By augmenting the volume of quality purchase requests, we are attempting to attract additional dealers to our networks, increase services provided to dealers, and solidify our relationships with existing dealers. Our strategy for increasing traffic to our Web sites and the number of purchase requests that can be monetized includes MyRide.com, forming and maintaining online sponsorships and alliances with Internet portals and search sites and with Internet automotive information providers and applying technologies to help optimize the placement of purchase requests.

Increase the Number of Profitable Relationships with Retail Dealers Using Our Marketing Services. Since our inception we have invested heavily to build our dealer networks. We consider our dealer networks to be significant strategic assets where new services and products can be deployed. We believe that strengthening the size and quality of our retail dealer networks is important to the success and growth of our business. Our strategy is to increase the size of our retail dealer networks by attracting new dealers and strengthening relationships with existing dealers by:

•	increasing the monetizable volume and quality of purchase requests for new and used vehicles,

•	consolidating all of our dealers under the Autobytel Inc. corporate brand on a geographic non-exclusive basis,

•	providing new and enhanced marketing, advertising and media services and support that help dealers more effectively utilize the Internet to sell vehicles and services, and

•	maintaining our training and support programs to participating dealers.

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

Strengthen the Advertising Component of our Business Model. Our advertising sales effort is primarily targeted to vehicle manufacturers and automotive-related mass market consumer vendors. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively to specific subsets of our consumers. Vehicle manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. We provide dynamic marketing programs that allow manufacturers to interact with Internet car shoppers as they make their car buying decisions. With MyRide.com, we offer our advertising customers enhanced marketing and media services, and a series of advertising opportunities for local dealers, dealer groups and other local automotive-related vendors. In addition, we recently launched the AutoReachSM Ad Network, an automotive ad network of third party web publishers. The network offers on-target high-value advertising and monetization opportunities for web publishers while providing additional ad inventory to automotive advertisers for targeting in-market consumers. We also recently launched our

Local ConnectSM program for dealers. The program offers dealers the timeliness of newspaper classifieds combined with the content and targeting specificity of the Internet. The program automatically generates relevant local dealer advertising to consumers who are researching a dealer’s specific vehicle brand.

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

Invest in Other Core Product Initiatives Designed to Improve Lead Quality and Dealer Margins. We believe that expanding our products and services offered to both manufacturers and dealers is critical to establishing ourselves as the premier provider of online automotive marketing services. In 2006, we launched our new Rapid Response program, the first initiative of our “Keep in Touch” (KIT) services designed to make it easier for member dealers to manage and communicate with their online customer leads. Rapid Response automatically places phone calls to member dealers, immediately notifying them—generally within seconds—each time a customer requests a price quote from their dealership during normal business hours. This service generated significant improvements to customer response rates and sales among dealers who participated in the program’s beta testing. Participating dealers receive an online report that provides detailed reporting on their call activity, including all incoming numbers, which numbers they actually tried to connect with, and call results and duration. In 2007, we launched an Email Manager program, the second phase of KIT. The program is designed to automate long-term dealership follow up for consumer leads generated through our online Web services. When a customer submits an online request to purchase a vehicle at a member dealership, the program allows us to automatically follow up with a series of up to five fully customized, dealership-exclusive branded emails broadcast periodically over a 90-day period. We regularly refine our multi-level program to further qualify consumers we send to the dealers using our services. The Autobytel Quality Verification SystemSM uses filters and validation processes to identify consumers with strong purchase intent and is designed to improve purchase request quality. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. We also developed a customized program for training dealers. The program teaches dealers to incorporate Internet sales, marketing, management and customer service techniques throughout the dealership. The program is designed to help the overall organization to sell more effectively to automotive consumers.

Continue to Build Brand Equity. In the future we intend to focus the majority of our consumer branding efforts on MyRide.com. While we intend to maintain our network of branded Web sites for the foreseeable future, and users will have access to much of MyRide.com’s functionality on those branded Web sites, our long term goal is to make the MyRide.com property our flagship consumer property. As part of our branding, we plan to reposition the Autobytel.com brand as an industry-focused brand geared towards dealers and manufacturers, and will invest in building more awareness and equity for the brand among those groups. In the future, we intend to market and invest primarily in creating brand equity, awareness and recognition for MyRide.com with consumers through a variety of media with a focus on Internet-based marketing. In addition, we also may advertise through traditional media, such as television, radio and print publications.

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

Enforce and Strengthen our Intellectual Property Rights. We intend to grow and advance our business, in part, through enforcing and strengthening our intellectual property rights. In 2004 we brought a claim for patent infringement against Dealix Corporation (“Dealix”). We have entered into a settlement agreement with Dealix which provides that Dealix will pay us a total of $20.0 million in settlement payments over four years, $12 million of which has been paid in 2007. The agreement also provides for a non-exclusive license from us to Dealix and The Cobalt Group of patents and patent applications and mutual releases of claims. In November 2007, we filed a lawsuit in the United States District Court for the Eastern District of

Texas against Insweb Corporation, Leadpoint, Inc., Internet Brands, Inc. and Auto Internet Marketing, Inc. In the lawsuit, we asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against such parties, and sought damages and a permanent injunction. We cannot assure that our patents will be enforceable if subjected to litigation. We regard our trademarks, service marks, brand names and patents as important to our business and intend to protect and enforce our rights with respect to such intellectual property.

Programs, Products and Services

New Vehicle Purchasing Service. Our new vehicle purchasing service enables consumers to shop for and select a new vehicle through our Web sites, MyRide.com, Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com and CarTV.com, by providing to consumers information about vehicles and the ability to connect with local dealers. In order to assist the consumer in shopping for a new vehicle, we provide a broad range of easy to use research tools, including the ability to research information such as pricing, features, specifications and colors. When consumers indicate they are ready to buy a vehicle, consumers can complete a purchase request online, which specifies the type of vehicle and accessories the consumers desire, along with the consumers’ contact information. We validate the consumer contact information using our proprietary Quality Verification System. We then route such information to one or more local participating dealers, if available, that sell the type of vehicle requested. We promptly return an e-mail message to the consumer with the dealership’s name and phone number and the name of the dedicated manager, if any, at the dealership. We expect retail dealers to contact the consumer within 24 hours of receiving the purchase request with a firm, haggle-free price quote for the requested vehicle. When consumers complete their purchase, they usually take delivery of their vehicle at the dealership showroom. Generally, within 10 days of the submission of a consumer’s purchase request, we contact the consumer again by e-mail to conduct a quality assurance survey that allows us to evaluate the sales process at participating retail dealers and improve the quality of dealer service. Revenue from new car purchase requests accounted for 40%, 43%, and 48% of total revenue in 2007, 2006, and 2005, respectively.

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

Autobytel’s Premium Pre-Owned program offers dealers additional advertising opportunities which gives dealers the ability to have more direct impact on consumers. Thumbnail photos of each vehicle listing, with multiple photo view options, are available along with links to the dealership’s Web site and online inventory. AutobytelConnect® is designed to help generate sales for dealers by listing a toll-free number next to each pre-owned vehicle. This allows consumers who prefer to speak with a representative of the dealership to call the representative directly. The “800” number can be routed to any land or mobile line, including a direct connection to the Internet department. All call activity is automatically recorded, enabling dealers to review every call, even if the call is busy, abandoned or after hours.

MyRide.com has one of the Internet’s most comprehensive used vehicle products, utilizing search-based technology to incorporate listings of millions of vehicles. We believe MyRide.com features one of the Internet’s most advanced used car search tools, enabling MyRide.com shoppers to conduct precise searches across millions of pre-owned vehicle listings. The program offers marketing advantages for dealers, including integrated pay-per-call pricing for eligible dealers, dealer specific inventory display, and sophisticated ad display and placement tools.

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

Advertising Services. We now have multiple Web site properties on which we offer media products to automotive manufacturers and related businesses. The Web sites attract an audience of car-shopping and car-buying consumers that advertisers can target during the vehicle purchasing decision. A primary way advertisers use our Web sites to reach these consumers is through vehicle content targeting. This allows automotive marketers to reach users while they are researching one of several site segments, including specific vehicles during the shopping and buying process on our network. Many advertisers use this capability to match their own brand advertising against the same vehicle pages that users are browsing during the research process. This form of placement is also referred to as retention marketing in the online automotive industry. It enables the advertiser to communicate highly relevant messaging to users while they are researching the vehicle of interest to them. If available, some advertisers will seek to buy inventory of competing automotive brand pages in order to achieve their objectives in capturing new market share. In supporting more brand driven objectives, we sell advertising that consists of fixed ad placement and anchor tenant opportunities. An example is the Featured Model Showcase that runs on our home page and includes an integrated module that showcases a specific vehicle. Unlike typical banner ads, the consumer is linked to a mini-site or showroom or to a specific product page on the advertiser’s site where he or she can receive more specific information on the vehicle from the advertiser. We offer other packages with similar combinations of integrated ad units targeted to key areas of our Web sites, including new, used and certified pre-owned sections. Additionally, we offer advertising products designed to further and better engage in-market automotive consumers. We have a direct marketing platform that helps manufacturers target in-market consumers during the often-extended car shopping process. Designed to keep the brand in consideration, Autobytel Direct allows automotive marketers to deliver specific communications through either email or postal formats to in-market consumers during their purchase cycle. If the advertiser goal is to reach out to new potential customers or retain existing interested consumers, Autobytel Direct provides an effective way to access ready to buy consumers who are still in the decision making process. Advertising revenue accounted for 20%, 21%, and 20% of total revenue in 2007, 2006, and 2005, respectively.

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

Intellectual Property

We have registered service marks, including Auto-By-Tel, Autobytel.com, MyRide, Autoweb, CarSmart and the Autobytel.com and MyRide.com logos. We have been issued a patent directed toward an innovative method and system for forming and submitting purchase requests over the Internet and other computer networks from consumers to suppliers of goods and services. The method permits suppliers of goods or services to provide enhanced customer service by making the purchasing process convenient for consumers as well as suppliers. The patent is also directed toward the communication system used to bring consumers and suppliers closer together. The patent expires on January 14, 2019. We have also been issued patents relating to online aftermarket accessory shopping and online auctions. We cannot assure that the patents will be enforceable if subjected to litigation. We have applied for additional service marks and patents. We regard our trademarks, service marks, brand names and patents as important to our business and intend to protect and enforce our rights with respect to such intellectual property.

Competition

Our vehicle purchasing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is relatively new. Competition continued to intensify in 2007 as key competitors pursued the best quality consumer leads through strategic relationships, pricing, search marketing programs, and other tactics. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names and deliver satisfactory value to our customers. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We compete with other entities that maintain similar consumer and/or business to business Web sites, including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete to a degree with vehicle dealers. Such competitors, including vehicle dealers, may already maintain or may introduce Web sites that compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation and Ford Motor Company in its partnership with its dealers through FordDirect.com. On advertising, we compete with offerings from, among others, the major portals (e.g., Yahoo!, MSN, AOL), transaction based sites (e.g., Ebay Motors, Cars.com, Autotrader), automotive verticals (e.g., KBB, Edmunds) and numerous lifestyle sites (e.g., HIN City).

We believe that the principal competitive factors in the online market are:

•	brand recognition,

•	dealer return on investment,

•	lead quality,

•	prices of products and services,

•	speed and quality of fulfillment,

•	strength of intellectual property,

•	field sales and customer support,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of integrated products and services,

•	consumer experience and ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service, and

•	technical expertise.

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

In response to concerns about our marketing referral program raised by the Texas Department of Transportation, we modified our program in that state to achieve compliance. These modifications included implementing a pricing model under which all participating dealerships (regardless of brand) in a given zip code in Texas are charged uniform fees for leads and opening our program to all dealerships that wish to apply.

In the event any other state’s regulatory requirements impose state specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such state in a manner that may undermine the program’s attractiveness to consumers or dealers. In the alternative, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our business, results of operations and financial condition could be materially and adversely affected.

Financing Related Activities. We provide a connection through our Web sites that allows a consumer to obtain finance information and submit requests for loans to third parties. We receive marketing fees from financial institutions or dealers in connection with this advertising activity. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we intend to obtain such licenses. We may be unable to comply with a state’s regulations affecting our current operations or newly introduced services, or we could be required to incur significant fees and expenses to obtain any required license or be compelled to discontinue such operations in such state.

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

Employees

As of February 29, 2008, we had 269 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Item 1A.	Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the following additional factors may affect our future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently know to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We cannot assure that we will be profitable in the future. If we are unable to achieve profitability in the future and we continue to lose money, our operations will not be financially viable.

Most of our senior executives do not have long-term experience in the Internet based vehicle information and shopping industry. This limited operating history contributes to our difficulty in predicting future operating results.

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $191.4 million and $186.1 million as of December 31, 2007 and December 31, 2006, respectively.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in emerging and rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve and sustain profitability, we must, among other things:

•	generate increased vehicle shopper and buyer traffic to our Web sites,

•	successfully introduce new products and services,

•	continue to send new and used vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees,

•	expand the number of dealers in our networks and enhance the quality of dealers,

•	sustain and expand our relationships with automotive manufacturers,

•	assure continued access to a high volume of leads at acceptable prices from third party sources,

•	respond to competitive developments,

•	maintain a high degree of customer satisfaction,

•	provide secure and easy to use Web sites for customers,

•	increase visibility of our brand names,

•	defend and enforce our intellectual property rights,

•	identify and successfully consummate and integrate acquisitions,

•	design and implement effective internal control systems,

•	continue to attract, retain and motivate qualified personnel, and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will be profitable in the future.

If our internal controls and procedures fail, our financial condition, results of operations and cash flow could be materially adversely affected .

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had no material weakness in our internal control over financial reporting as of December 31, 2007. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have a material weakness in the future resulting from failure of our internal controls and procedures.

Our ability to report our financial results on a timely and accurate basis could be adversely affected by a failure in our internal control over financial reporting. If our financial statements are not fairly presented, investors may not have a complete understanding of our operating results and financial condition. If our financial statements are not timely filed with the SEC, we could be delisted from The NASDAQ Global Market. If either or both of these events occur, it could have a material adverse affect on our ability to operate our business. In addition, a failure in our internal control over financial reporting could materially and adversely affect our financial condition, results of operations and cash flow.

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

Our business and operations are substantially dependent on the performance of our executive officers and key employees. The loss of the services of one or more of our executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. We replaced certain of our executive officers during 2006 and 2007. If we are unable to effectively integrate new executive officers, our business, results of operations and financial condition may be materially adversely affected.

If a more media-centric advertising-driven business model, including the MyRide.com Web site, is not successful, we may not be able to be profitable in the future.

In 2006, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model. Towards that end, we launched the MyRide.com Web site in October 2007 and expect to launch other products and services this year. Demand and market acceptance for newly introduced services and products over the Internet are subject to uncertainty and we have no assurance that consumers and other automotive participants will accept and use our new products and services. If consumers and other automotive participants fail to accept and use our new products and services or acceptance is at a lower level than anticipated, our strategy of focusing on a more media-centric advertising-driven business model will not be successful. Accordingly, we cannot assure that we will be profitable in the future.

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

We are reducing or reconfiguring dealer territories or eliminating exclusive dealer territories currently assigned to some retail dealers. We are taking such action and may take others in connection with consolidating our corporate brands into one brand under Autobytel Inc. If a retail dealer is unwilling to accept a reduction or reconfiguration of its territory or elimination of its exclusive territory or other action by us, it may terminate its relationship with us. A retail dealer also could sue to prevent such reduction, reconfiguration or elimination or other action, or collect damages from us. A material decrease in the number of retail dealers participating in our networks or litigation with retail dealers could have a material adverse effect on our business, results of operations and financial condition.

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

Promotion of our brand value depends on our ability to provide consumers a high quality experience. If our dealers do not provide consumers with high quality service, the value of our brands could be damaged and the number of consumers using our services may decrease. We devote significant efforts to train participating retail dealers in practices that are intended to increase consumer satisfaction. Our inability to train retail dealers effectively, or the failure by participating dealers to adopt recommended practices, respond rapidly and professionally to vehicle inquiries, or sell and lease vehicles in accordance with our marketing strategies, could result in low consumer satisfaction, damage our brand names and materially and adversely affect our business, results of operations and financial condition.

Competition could reduce our market share and harm our financial performance. Our market is competitive not only because the Internet has minimal barriers to entry, but also because we compete directly with other companies in the offline environment.

Our vehicle marketing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. The market for Internet-based commercial services is relatively new. Competition continued to intensify in 2007 as key competitors pursued the best quality consumer leads through strategic relationships, pricing, search marketing programs, and other tactics. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names and deliver satisfactory value to our customers. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We compete with other entities which maintain similar consumer and/or business to business Web sites including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete to a degree with vehicle dealers. Such competitors, including vehicle dealers, may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation and Ford Motor Company in its partnership with its dealers through FordDirect.com. On advertising, we compete with offerings from, among others, the major portals (e.g., Yahoo!, MSN, AOL), transaction based sites (e.g., Ebay Motors, Cars.com, Autotrader), automotive verticals (e.g., KBB, Edmunds) and numerous lifestyle sites (e.g., HIN City).

We believe that the principal competitive factors in the online market are:

•	brand recognition,

•	dealer return on investment,

•	lead quality,

•	prices of products and services,

•	speed and quality of fulfillment,

•	strength of intellectual property,

•	field sales and customer support,

•	dealer territorial coverage,

•	relationships with automotive manufacturers,

•	variety of integrated products and services,

•	consumer experience and ease of use,

•	customer satisfaction,

•	quality of Web site content,

•	quality of service, and

•	technical expertise.

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

Traditionally, our purchase request volume fluctuates with automotive industry sales volume that has some measure of seasonality. Typically, volume is highest in the spring and summer, with lower volume in the fall and winter months. As seasonality occurs, investors may not be able to predict our annual operating results based on a quarter to quarter comparison of our operating results. Seasonality in the automotive industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, results of operations and financial condition.

Employee pricing and other actions by manufacturers that promote transparent pricing may decrease the perceived value of our services to consumers and dealers. If the number of consumers and dealers who use our services declines, our revenues will decrease.

In the past, some manufacturers introduced programs allowing all consumers to purchase new vehicles at prices offered to employees. Employee pricing and future actions by manufacturers that promote transparent pricing may negatively affect the perceived value of our services to consumers and dealers. A decline in the perceived value of our services to consumers and dealers may result in a decline in demand for our services, which could adversely affect our business, financial condition and results of operations.

We may be particularly affected by general economic conditions due to the nature of the automotive industry.

The economic strength of the automotive industry significantly impacts the revenues we derive from dealers, automotive manufacturers and other customers and consumer traffic to our Web sites. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Purchases of vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions, energy prices and interest rates in regional and local markets). Because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or a general increase in interest rates, energy prices or a general tightening of lending may affect us more significantly than companies in other industries. Given the economic outlook for 2008, we expect total new vehicle sales to decrease from 2007 levels. In addition, if any of our larger customers were to become insolvent because of economic conditions in the automotive industry, our business, results of operations and financial condition may be materially and adversely affected.

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

If any of our advertising relationships with manufacturers terminates or declines or our advertising rates decline, our revenues would decrease.

We depend on a number of manufacturer relationships for substantially all of our advertising revenues. Automotive manufacturers increasingly make advertising decisions based on certain performance criteria. Due to acquiring advertising impressions from low quality third party sources that we no longer use, our 2007 performance as measured by such advertisers was lower than desired. As a result, we are experiencing a decline in advertising rates charged to such manufacturers for advertising and may experience lower demand for advertising from such manufacturers or termination of our advertising relationships with them. The termination of any of these relationships or decline in the level of advertising with us or reduction in advertising rates or any significant failure to develop additional sources of advertising would cause our revenues to decline which could have a material adverse effect on our business, results of operations and financial condition. We periodically negotiate revisions to existing agreements and these revisions could decrease our advertising revenues in future periods. A number of our agreements with such manufacturers may be terminated without cause. We may not be able to maintain our relationship with such manufacturers on favorable terms or find alternative comparable relationships capable of replacing advertising revenues on terms satisfactory to us. If we cannot do so, our revenues would decline which could have a material adverse effect on our business, results of operations and financial condition.

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

If federal or state franchise laws or state automotive dealer and/or broker laws apply to us we may be required to modify or eliminate our marketing programs. If we are unable to market our services in the manner we currently do, our revenues may decrease and our business may suffer.

We believe that neither our relationship with our dealers nor our dealer subscription agreements constitute “franchises” under federal or state franchise laws. A federal court of appeals in Michigan has ruled that our dealer subscription agreement was not a “franchise” under Michigan law. However, if any state’s regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in such state in a manner which undermines the program’s attractiveness to consumers or dealers. If our relationship or written agreement with our dealers were found to be a “franchise” under federal or state franchise laws, we could be subject to other regulations, such as franchise disclosure and registration requirements and limitations on our ability to effect changes in our relationships with our dealers, which may negatively impact our ability to compete and cause our revenues to decrease and our business to suffer. If we become subject to fines or other penalties or if we determine that the franchise and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

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

Changes in government regulations of Internet commerce may result in increased costs that may reduce our future earnings.

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

The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Web sites and technology obsolete. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our Web sites and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our Web sites, or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our results of operations will suffer.

We are vulnerable to electricity and communications system interruptions. The majority of our primary servers are located in a few locations. If electricity or communications to such locations or to our headquarters were interrupted, our operations would be adversely affected.

Our production Web sites and certain systems, including MyRide.com, Autobytel.com, Autoweb.com, CarSmart.com, AutoSite.com, Car.com and Finance.Car.com, are currently hosted at secure third-party hosting facilities.

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

Our main production systems and our accounting, finance and contract management systems are hosted in secure facilities with generators and other alternate power supplies in case of a power outage. However, our corporate offices, where we have the users and additional applications for our accounting, finance and contract management systems, are vulnerable to wide-scale power outages. To date, we have not been significantly affected by blackouts or other interruptions in service. In the event we are affected by interruptions in service, our business, results of operations and financial condition could be materially and adversely affected.

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

Misappropriation or infringement of our intellectual property and proprietary rights could impair our competitive position. Enforcement actions to protect our intellectual property could materially and adversely affect our business, results of operations and financial condition.

Our ability to compete depends upon our proprietary systems and technology. While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. As part of our confidentiality procedures, we generally enter into confidentiality agreements with our employees and consultants and limit access to our trade secrets and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available where our products and services are made available online. In addition, litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity. We recently filed a lawsuit against multiple defendants to protect one of our patents, and are defendants in two other patent litigation matters, one of which is a declaratory judgment action regarding one of our patents. Future litigation, even if successful, could result in substantial costs and diversion of resources and management attention and could materially adversely affect our business, results of operations and financial condition. Misappropriation of our intellectual property or potential litigation could also have a material adverse effect on our business, results of operations and financial condition.

We face risk of claims from third parties relating to intellectual property. In addition, we may incur liability for retrieving and transmitting information over the Internet. Such claims and liabilities could harm our business.

As part of our business, we make Internet services and content available to our customers. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. We are involved in one such matter which is described in “Item 3. Legal Proceedings” herein. We could face liability for information retrieved from or transmitted over the Internet and liability for products sold over the Internet. We could be exposed to liability with respect to third-party information that may be accessible through our Web sites, links or car review services. Such claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. Such claims might assert, among other things that, by directly or indirectly providing links to Web sites operated by third parties we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content provided on our Web sites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

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

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are involved in patent litigation, both as plaintiff and defendant, which are described in “Item 3. Legal Proceedings” herein. There can be no assurance that our services do not infringe on the intellectual property rights of third parties.

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

We are a defendant in certain proceedings or are involved in legal matters which are described in “Item 3. Legal Proceedings” herein.

From time to time, we are involved in other litigation or other legal matters arising from the normal course of our business activities. The actions filed against us and other litigation or legal matters, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect our business, results of operations and financial condition.

We are uncertain of our ability to obtain additional financing for our future capital needs. If we are unable to obtain additional financing we may not be able to continue to operate our business.

We currently anticipate that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We may need to raise additional funds sooner, however, in order to develop new or enhance existing services or products or to respond to competitive pressures. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to develop or enhance services or products or respond to competitive pressures would be significantly limited. In addition, our ability to continue to operate our business may also be materially adversely affected in the event additional financing is not available when required. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our headquarters are located in a single office complex in Irvine, California. We lease a total of approximately 60,000 square feet. The lease expires in September 2010. Car.com is located in a single suite in an office building in Troy, Michigan and occupies approximately 4,700 square feet. The lease expires in January 2011. CarTV is located in an industrial building in Santa Ana, California and occupies approximately 3,600 square feet. The lease expires in February 2009.

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

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including the Company, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On September 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

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

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including Autoweb, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On September 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether Autoweb will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

We reviewed the above class action matters and do not believe that it is probable that a loss contingency has occurred; therefore, we have not recorded a liability against these claims as of December 31, 2007.

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

In August 2007, AVV received a letter from a customer claiming indemnification regarding an action brought against such customer for alleged patent infringement. The customer later made a similar claim against Autobytel. We are in discussions with such customer regarding such claim. We cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

On November 30, 2007, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Insweb Corporation, Leadpoint, Inc., Internet Brands, Inc. and Auto Internet Marketing, Inc. In the lawsuit, we asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against such parties, and sought damages and a permanent injunction. We cannot assure that the patent will be enforceable or that the above action will be successful.

On March 11, 2008, Insweb Corporation filed a lawsuit in the United States District Court for the Southern District of California against us, one of our subsidiaries and Dominion Enterprises, the purchaser of the AVV business. In the lawsuit, Insweb asserted infringement of U.S. Patent No. 6,898,597, entitled “Event Log”, by marketing and selling the WebControl product of the AVV business and is seeking damages and a permanent injunction. We intend to vigorously defend the lawsuit. Dominion has asserted an indemnity claim under the purchase agreement relating to the sale of the AVV business. We are obligated to indemnify Dominion for this claim subject to and in accordance with the terms of the purchase agreement. We cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

On March 13, 2008, Edmunds Holding Company et. al filed a lawsuit in the United States District Court for the District of Delaware against us. In the lawsuit, Edmunds is seeking a declaration that its business activities, some of which include generating automotive leads, do not infringe our U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests” and that such patent is invalid. We intend to vigorously defend the lawsuit. We cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, has been quoted on The NASDAQ Global Market or its predecessor since March 26, 1999, and currently trades under the symbol “ABTL”. Prior to such time, there was no public market for our common stock. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock as reported on The NASDAQ Global Market.

Year	High	Low
2006
First Quarter	$5.16	$4.01
Second Quarter	$4.83	$2.81
Third Quarter	$3.48	$2.55
Fourth Quarter	$3.74	$2.83
2007
First Quarter	$4.21	$2.87
Second Quarter	$4.64	$3.18
Third Quarter	$4.48	$2.48
Fourth Quarter	$3.45	$2.10

As of February 29, 2008, there were 475 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We intend to retain all of our future earnings, if any, for use in our business, and therefore we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite, the Russell 2000 Index and the Russell 3000 Index. In 2003, our common stock was included for the first time in the Russell 3000 Index. The graph assumes the investment of $100 on December 31, 2002. The data regarding us assumes an investment at the closing price of $2.80 per share of our common stock on December 31, 2002. The performance shown is not necessarily indicative of future performance.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
Autobytel	$100.00	$325.36	$215.71	$176.43	$125.00	$98.21
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provide detailed information regarding discontinued operations, and other charges which have impacted our results of operations and financial condition and affect the comparability of the financial data provided below. The Statement of Operations Data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the Balance Sheet Data as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements. In the Statements of Operations Data, the revenues and expenses of our AIC operations and the RPM and AVV businesses have been aggregated as discontinued operations and stated separately from the respective captions of continuing operations for all periods presented. Expenses included in discontinued operations represent direct costs of our AIC operations and the RPM and AVV businesses that will be eliminated from future operations as a result of the sale of these businesses. The Balance Sheet Data for 2007 excludes the assets and liabilities of our AIC operations and the RPM business which were sold in 2007 and our AVV business which was classified as held for sale at December 31, 2007. The Balance Sheet Data for 2006 excludes the assets and liabilities of our AIC operations which were classified as held for sale at December 31, 2006. Certain reclassifications have been made to prior years’ information to conform to the current year presentation. These reclassifications primarily relate to the discontinued operations of the RPM and AVV businesses and the reclassification of licensing fees from revenue to other income.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
Statements of Operations Data:
Revenues	$84,385	$85,102	$97,002	$99,336	$77,089
Costs and expenses:
Cost of revenues	52,448	47,653	45,271	45,351	36,507
Sales and marketing	21,474	20,128	19,880	18,242	14,168
Technology support	18,119	17,476	16,274	13,214	7, 936
General and administrative	27,065	38,416	29,329	17,852	9,526
Amortization of acquired intangible assets	464	1,209	1,308	924	62
Patent litigation settlement	(12,000)	—	—	—	—
Domestic restructuring and other charges, net	—	—	—	—	(27)

Total costs and expenses	107,570	124,882	112,062	95,583	68,172

Operating (loss) income	(23,185)	(39,780)	(15,060)	3,753	8,917
Interest and other income, net	5,906	2,367	3,821	1,339	1,378
Foreign currency exchange loss	(7)	—	—	—	—

(Loss) income from continuing operations before income taxes and minority interests	(17,286)	(37,413)	(11,239)	5,092	10,295
Benefit (Provision) for income taxes	—	107	37	(117)	(7)
Minority interest	—	(21)	(249)	(124)	—

(Loss) income from continuing operations	(17,286)	(37,327)	(11,451)	4,851	10,288
Income (loss) from discontinued operations	11,931	5,859	5,193	986	(3,961)

Net (loss) income	$(5,355)	$(31,468)	$(6,258)	$5,837	$6,327

Basic (loss) income per share from continuing operations	$(0.40)	$(0.88)	$(0.27)	$0.12	$0.30

Diluted (loss) income per share from continuing operations	$(0.40)	$(0.88)	$(0.27)	$0.12	$0.27

Basic net (loss) income per share	$(0.12)	$(0.74)	$(0.15)	$0.14	$0.18

Diluted net (loss) income per share	$(0.12)	$(0.74)	$(0.15)	$0.13	$0.17

	As of December 31,
	2007	2006	2005	2004	2003
	( in thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,601	$22,743	$33,353	$24,287	$45,643
Restricted cash	—	360	241	9,053	—
Short-term investments	686	3,000	12,000	16,500	9,991
Working capital (1)	26,448	25,066	48,426	49,983	53,782
Long-term investments	—	—	3,000	12,000	6,000
Total assets (2)	104,996	124,694	147,328	160,717	98,509
Non-current liabilities	436	195	152	8	178
Accumulated deficit	(191,442)	(186,087)	(154,619)	(148,361)	(154,198)
Stockholders’ equity	$106,252	$103,818	$128,347	$136,067	$84,004

(1)	Excludes net assets and (liabilities) held for sale of approximately $17.0 million and ($.4) million as of December 31, 2007 and 2006, respectively.

(2)	Excludes assets held for sale of approximately $17.2 million and $2 thousand as of December 31, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are an automotive media and marketing services company focused on helping dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate automotive Web sites, including MyRide.com™, Autobytel.com®, Autoweb.com®, Car.com®, CarSmart.com®, AutoSite.com® and CarTV.com®. We are among the largest automotive shopping content networks and reach millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions.

Executive Summary

In 2006, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model, increasing the focus on providing best-of-class marketing and media services for our dealer and manufacturer customers, and better capturing integration opportunities between our businesses. In October 2007, we officially launched MyRide.com, the first fully-integrated automotive vertical search web experience, which is designed to provide consumers with a single comprehensive gateway to broad and relevant automotive information available on the Internet and oriented toward the entire consumer automotive lifecycle—from finding and purchasing a new or used vehicle, enhancing a vehicle with parts and accessories, finding local vehicle services, and accessing extensive multimedia and user-generated automotive content. We believe MyRide.com is one of the Internet’s most comprehensive used vehicle Web sites, utilizing search-based technology to incorporate listings of millions of vehicles.

As part of the implementation of our strategic initiatives, we disposed of non-core operations and businesses. In January 2007, we sold certain assets and liabilities of the AIC operations to R. L. Polk & Co for $3.0 million. In June 2007, we sold substantially all the assets and certain liabilities of the RPM business to Call Command, Inc. pursuant to a Stock Purchase Agreement for an aggregate purchase price of $7.6 million, subject to a working capital adjustment. In January

2008, we sold substantially all the assets and certain liabilities of AVV to Dominion Enterprises for $23.8 million, subject to a working capital adjustment. In connection with the sale of our AIC operations and RPM business, we recognized an aggregate gain on sale of approximately $6.3 million in our Consolidated Statement of Operations for the year ended December 31, 2007.

In December 2005, we received $3.9 million as part of an agreement to dissolve Autobytel.Europe and recognized a foreign currency exchange gain of $1.5 million. The dissolution of Autobytel.Europe was completed in February 2007 and we received an additional $0.2 million in connection therewith.

In October 2007, we sold our 9.41% investment in Autobytel Japan to SBI Holdings Inc. for approximately $4.0 million in cash. In connection with the sale, we entered into the 2nd Amended and Restated License Agreement with Autobytel Japan pursuant to which we will provide it a perpetual, royalty-free, non-exclusive, non-transferable license for certain intellectual property. We do not have any continuing performance obligations under the license agreement.

In 2004, we filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix Corporation, a wholly-owned subsidiary of The Cobalt Group. In that lawsuit, we asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix. In December 2006, we entered into a settlement agreement (the “Settlement Agreement”) with Dealix relating to the lawsuit. With court approval on March 25, 2007, the lawsuit against Dealix was dismissed. The Settlement Agreement provides that Dealix will pay us a total of $20.0 million in settlement payments for a mutual release of claims and a non-exclusive license from us to Dealix and The Cobalt Group of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of approximately $2.7 million on the next three annual anniversary dates of the initial payment. We received the first annual installment of approximately $2.7 million in March 2008. The remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. We have been unable to assess with reasonable assurance the collectability of the remaining payments under the Settlement Agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. Therefore, we do not have reasonable assurance that we will receive any remaining payments on their respective due dates or at all. See Note 13 of the “Notes to Consolidated Financial Statements” in Part IV “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) using the modified prospective application method. Under this transition method, share-based compensation cost from continuing operations of $4.6 million and $5.1 million was recognized in 2007 and 2006, respectively, which includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of December 31, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). See Note 2. of the “Notes to Consolidated Financial Statements” in Part IV “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

In the fourth quarter of 2007, as part of our strategic initiatives, we implemented a workforce reduction of approximately 14% of our workforce. The affected employees were mostly in the areas of accounting and finance, information technology, and other general and administrative related areas. The reduction was effected in order to reduce our overall cost structure and generate operational efficiencies across our product lines. The reduction in workforce will continue into the first quarter of 2008. We expect that the charges associated with the reduction in workforce will range between $0.9 million and $1.0 million, $0.9 million of which was incurred in the fourth quarter of 2007 with the remainder to be incurred in the first quarter of 2008. The charges consist mainly of severance costs and other benefits.

Our results of operations have been affected in 2007 by various factors, including, but not limited to, the following:

•	General economic and market conditions in the automotive industry;

•	The effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	Variability in the volume of purchase requests delivered to our retail and enterprise dealers;

•	Variations in spending by automotive manufacturers on our advertising services;

•	Variations in the number of users visiting our Web sites;

•	The implementation of certain strategic initiatives, including those described above;

•	The recognition of deferred revenue related to a multiple-element arrangement upon delivery of all services in 2007;

•	The recognition of a gain on the amendment of a license agreement for certain of our intellectual property with a Japanese licensee and the sale of all our ownership interest in such licensee;

•	The recognition of a gain related to the settlement of a lawsuit for patent infringement against Dealix Corporation;

•	Costs associated with the settlement of the Stoneage matter;

•	Costs associated with relocating certain employees to our corporate office; and

•	Costs associated with the separation of certain employees and the realignment and reduction of our workforce.

In the future, our results of operations may continue to be affected by various factors, including, but not limited to, some of those mentioned above.

How we generate revenues

Lead fees consist of purchase request fees for new and used cars and finance request fees, which in the aggregate made up 80% of our revenues in 2007 and 2005 and 79% of our revenues in 2006. We derive the balance of our revenues from advertising and other services.

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

During 2007, we broadly applied our new proprietary technology that allows multiple lead placements to leverage our dealer base. Historically, our main sources of automotive leads have been third party Internet consumer request providers rather than our Web sites. Our strategic goal is to generate more automotive leads through our newly launched MyRide.com Web site.

We delivered approximately 3.0 million purchase requests through our online systems to retail and enterprise dealers in each of 2007 and 2006. Of these, approximately 1.8 million and 1.9 million were delivered to retail dealers in 2007 and 2006, respectively, and approximately 1.2 million and 1.1 million were delivered to enterprise dealers in 2007 and 2006, respectively. This change in mix of purchase requests, whereby the proportion of purchase requests delivered to enterprise dealers with lower average selling price have increased compared to the proportion delivered to retail dealers, may continue in 2008.

Additionally, we delivered approximately 0.7 million and 0.8 million finance requests in 2007 and 2006, respectively, to retail dealers, finance request intermediaries, and automotive finance companies.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car shoppers during the research, consideration and decision making process on our Web sites, as well as through direct marketing offerings. Using the targeted nature of Internet advertising, manufacturers can advertise their brands effectively on any of our Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. Due to the poor quality of traffic provided by certain traffic acquisition sources, the advertising performance across our network has been declining. This generated increase in pressure from advertisers to reduce advertising rates and improve performance. As a result, we made the decision to completely eliminate these low quality traffic sources. Since then, advertising performance has improved substantially. While we have received positive feedback from our advertisers, our advertising rates and total advertising page views have declined and may remain so in the short-term.

Other revenues include fees from internet sales training and other programs and services. To enhance our retail dealers’ ability to sell cars using our programs, we developed and implemented various products and processes that allow us to provide high quality dealer support. We contact all retail dealers new to our programs to confirm their initiation in our programs and train their designated personnel on the use of our programs and products. We also contact our retail dealers on a regular basis to identify retail dealers who are not using our programs effectively, develop relationships with retail dealer principals and their personnel responsible for calling consumers and to inform our retail dealers about their effectiveness using surveys completed by purchase-intending consumers.

Our relationship with retail dealers may terminate for various reasons including:

•	Termination by the dealer due to issues with purchase request volume, purchase request quality, fee increases or lack of dedicated personnel to manage the program effectively,

•	Termination by us due to the dealer providing poor customer service to consumers or for nonpayment of fees to us by the dealer,

•	Termination by us of dealers that cannot provide us with a reasonable profit,

•	Elimination of the manufacturer brand, or

•	Sale or termination of the dealer franchise.

Because our primary revenue source is from lead fees, our business model is different from many other Internet commerce sites. The automobiles requested through our Web sites are sold by dealers; therefore, we derive no direct revenues from the sale of a vehicle and have no procurement, carrying or shipping costs and no inventory risk.

Trends in Our Business

We pioneered the Internet automotive category by harnessing the power of the Web to connect car shoppers with automotive retailers and manufacturers. Over the years, both the Internet and the automotive category have changed substantially. As more consumers spend more time online, advertisers are migrating large portions of their budgets from declining media such as print, radio, and television to the Internet. This trend is expected to continue for years to come, as a significant imbalance remains between media consumption and advertising expenditures online. This is particularly true in the automotive category. Manufacturers, regional dealer associations and individual retail dealers are all moving more advertising spending online. We believe there are significant unmet consumer needs in this category that we can capitalize on with features on the MyRide.com Web site. However, competitive offerings from the major portals (e.g., Yahoo!, MSN, AOL), transaction based sites (e.g., Ebay Motors, Cars.com, Autotrader), automotive verticals (e.g., KBB, Edmunds) and lifestyle sites (e.g., HIN City) are abundant. Additionally, low barriers allow for new competitive entries into the space.

Our traditional email lead referral business has matured. In addition, new car vehicle sales are expected to be down in 2008, perhaps to their lowest levels in a decade. This is expected to put continued pressure on the availability of consumer leads.

Results of Continuing Operations

Basis of Presentation Our AIC operations and RPM and AVV businesses are presented in the consolidated financial statements as discontinued operations. As discontinued operations, revenues and expenses of our AIC operations and RPM and AVV businesses have been aggregated and stated separately from the respective captions in continuing operations in the Condensed Consolidated Statements of Operations. Expenses included in discontinued operations are direct costs of our AIC operations and RPM and AVV businesses that will be eliminated from future operations as a result of the sale of our AIC operations and RPM and AVV businesses. Assets and liabilities that were included in the sale of our AIC operations have been aggregated and classified as held for sale under current assets and current liabilities, respectively, in our Condensed Consolidated Balance Sheet as of December 31, 2006. Similarly, assets and liabilities that were included in the sale of our AVV business have been aggregated and classified as held for sale under current assets, long-term assets and current liabilities, respectively, in our Condensed Consolidated Balance Sheet as of December 31, 2007.

All other references to operating results reflect our ongoing operations, excluding our AIC operations, our RPM and our AVV businesses.

The following table sets forth our results of continuing operations as a percentage of revenues:

	Years Ended December 31,
	2007	2006	2005
Revenues	100%	100%	100%

Costs and expenses:
Cost of revenues	62	56	47
Sales and marketing	25	24	20
Technology support	21	21	17
General and administrative	32	45	30
Amortization of acquired intangible assets	1	1	1
Patent litigation settlement	(14)	—	—

Total costs and expenses	127	147	115

Operating loss	(27)	(47)	(15)
Interest and other income	7	3	4

Loss from continuing operations before income taxes and minority interest	(20)	(44)	(11)
Provision for income taxes	—	—	—
Minority interest	—	—	—

Loss from continuing operations	(20)	(44)	(11)
Income from discontinued operations	14	7	5

Net loss	(6)%	(37)%	(6)%

Revenues from continuing operations by groups of similar services are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues:
Lead fees	$67,386	$67,496	$77,513
Advertising	16,885	17,505	19,207
Other	114	101	282

Total revenues	$84,385	$85,102	$97,002

2007 Compared to 2006

Total Revenues. Our total revenues from continuing operations decreased by $0.7 million, or 1%, to $84.4 million in 2007 compared to $85.1 million in 2006.

Lead Fees. Lead fees decreased by $0.1 million to $67.4 million in 2007 compared to $67.5 million in 2006. Our lead fees are influenced by numerous factors, including but not limited to, purchase request volume, mix between purchase requests delivered to retail dealers and enterprise dealers, pricing and general market conditions. The decrease was primarily due to a change in the mix of purchase requests delivered, with an increase of approximately 9% in the proportion of purchase requests delivered to enterprise dealers that generally have a lower average sales price per purchase request. This decline was partially offset by deferred revenue of $1.4 million that was recognized under a multiple-element arrangement upon delivery of all services in 2007 and an increase of approximately 12% in the average sales price per finance request delivered.

Advertising. Advertising revenue decreased by $0.6 million or 4%, to $16.9 million in 2007 compared to $17.5 million in 2006. The decrease was primarily due to a reduction in total advertising page views resulting from our recently implemented initiative to eliminate lower quality traffic sources and a decline in spending by automotive manufacturers in our direct marketing program, partially offset by higher display advertising rates on our web site properties.

Other Revenue. Other revenue remained flat in 2007 compared to 2006.

Costs and expenses from continuing operations were as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Costs and expenses:
Cost of revenues	$52,448	$47,653	$45,271
Sales and marketing	21,474	20,128	19,880
Technology support	18,119	17,476	16,274
General and administrative	27,065	38,416	29,329
Amortization of acquired intangible assets	464	1,209	1,308
Patent litigation settlement	(12,000)	—	—

Total costs and expenses	$107,570	$124,882	$112,062

Cost of Revenues. Cost of revenues consists of lead and traffic acquisition costs and other cost of revenues. Lead and traffic acquisition costs consist of payments made to our Internet consumer request providers, including Internet portals and online automotive information providers. Other cost of revenues consists of fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, development and maintenance costs related to MyRide.com Web site, server equipment depreciation and technology amortization and compensation related expense.

Cost of revenues increased by $4.8 million or 10% to $52.5 million in 2007 compared to $47.7 million in 2006. This represents 62% and 56% of total revenues from continuing operations for 2007 and 2006, respectively. The increase was primarily due to a $2.2 million increase in lead and traffic acquisition costs, $1.6 million in maintenance, depreciation and amortization of computer equipment and software, a $0.7 million increase in data and content and hosting services fees and a $0.3 million increase in personnel related expenses.

The increase in lead and traffic acquisition costs was primarily due to an increase in the number of purchase requests acquired from our internet consumer request providers, partially offset by a decrease in the average price per purchase requests acquired and a decline in spending with third parties who direct search queries to our Web sites. The increase in maintenance, depreciation and amortization of computer equipment and software was primarily related to the equipment and software associated with the full launch of MyRide.com. The increase in data and content and hosting services fees resulted from short-term increase in costs to migrate to a new data center in order to accommodate increased capacity requirements in connection with the launch of MyRide.com. The increase in personnel cost is primarily related to increased headcount.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, Web site advertising sales, and dealer training and support. Sales and marketing expense increased by $1.4 million or 7% to $21.5 million in 2007 compared to $20.1 million in 2006. This represents 25% and 24% of total revenues from continuing operations for 2007 and 2006, respectively. The increase in sales and marketing expense was primarily due to a $0.4 million increase in advertising and promotional expenses, a $0.5 million increase in moving and relocation costs, and $0.3 million increase in research and professional fees and a $0.2 million increase in various other costs. The increases in advertising, research and professional fees were associated with the full launch of MyRide.com. The increase in moving and relocation costs is primarily due to the completion of relocation of certain new employees to our corporate headquarters.

Technology Support. Technology support cost includes compensation and related costs for personnel responsible for significantly enhancing the features, content and functionality of our Web site, and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology maintenance. Technology support costs increased by $0.6 million or 4% to $18.1 million in 2007 compared to $17.5 million in 2006. This represents 21% of total revenues from continuing operations for 2007 and 2006. The increase was primarily due to an increase of $1.0 million in computer equipment and software maintenance, depreciation and amortization costs and a $0.3 million increase in personnel related expenses. These increases were partially offset by a $0.2 million decrease in professional fees and a $0.5 million decrease in various other costs. The increase in computer equipment and software maintenance, depreciation and amortization costs is primarily related to costs incurred to maintain our existing technology and purchases of new computer equipment and capitalized software in 2007 required for our new data center. The increase in personnel related expenses is primarily due to severance costs and other benefits to employees affected by the reduction in workforce. The decrease in professional fees is primarily related to replacement of consultants with permanent employees following the launch of MyRide.com.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses, and costs related to being a public company. General and administrative expense decreased by $11.3 million or 30% to $27.1 million in 2007 compared to $38.4 million in 2006. This represents 32% and 45% of total revenues from continuing operations for 2007 and 2006, respectively. The decrease was primarily due to:

•	a decrease in legal fees of $11.1 million, of which $9.2 million was associated with enforcing our intellectual property rights and $1.9 million related to other legal matters, and

•	a decrease in professional fees to consultants and temporary personnel of $2.8 million due to replacement with full time employees.

These decreases were partially offset by an increase of:

•	$1.0 million in costs associated with the settlement of the Stoneage litigation,

•	$0.6 million in personnel related costs primarily due to severance payments to employees affected by the reduction in workforce,

•	$0.2 million in professional fees paid to third party research and survey companies,

•	$0.2 million in utilities,

•	$0.1 million in bad debt expense, and

•	$0.5 million in various other costs,

Amortization of Acquired Intangible Assets. Amortization of intangibles decreased by $0.7 million or 62% to $0.5 million in 2007 compared to $1.2 million in 2006. The decrease was associated with certain intangible assets being fully amortized.

Patent Litigation Settlement. Patent litigation settlement relates to the deferred liability from the Dealix litigation settlement and represents initial cash payment of $12.0 million received in 2007. (See “Executive Summary” for further details).

Interest and Other Income. Interest and other income increased by $3.5 million or 150% to $5.9 million in 2007 compared to $2.4 million in 2006. The increase in interest and other income was primarily due to an increase of $4.0 million in international licensing fees representing cash received from a Japanese licensee as consideration for the sale of our remaining shares in such licensee. The carrying amount of our investment in the Japanese licensee was zero on the date of sale. In connection with the sale, we also amended the license agreement for certain intellectual property with such licensee from a term license to a perpetual royalty free license. This increase was partially offset by a $0.5 million decrease in interest income primarily due to a decrease in average invested cash and cash equivalents in 2007 compared to 2006.

Income Taxes. We had no provision for state income taxes for 2007 compared to a benefit for state income taxes of $0.1 million for 2006. No provision for federal income taxes has been recorded as we generated taxable losses through December 31, 2007.

Income from discontinued operations. Income from discontinued operations relates to our AIC operations and RPM business which we sold in January and June 2007, respectively. It also includes the operations of our AVV business which met the criteria for classification as held for sale as of December 31, 2007. We subsequently sold AVV in January 2008. We will not have any significant continuing involvement in the AIC operations or RPM and AVV businesses.

2006 Compared to 2005

Total Revenues. Our total revenues from continuing operations decreased by $11.9 million or 12%, to $85.1 million in 2006 compared to $97.0 million in 2005.

Lead Fees. Lead fees decreased by $10.0 million or 13%, to $67.5 million in 2006 compared to $77.5 million in 2005. The decrease was primarily due to a decline in the purchase requests delivered to our retail and enterprise dealers coupled with a lower average selling price per retail purchase request. This decline was partially offset by an increase in the average sales price per finance request delivered. The decline in retail purchase requests was primarily due to a lower average monthly delivery of purchase requests per dealer.

Advertising. Advertising revenue decreased by $1.7 million or 9%, to $17.5 million in 2006 compared to $19.2 million in 2005. The decrease was primarily due to lower spending by automotive manufacturers with our Web site properties.

Other Revenues. Other revenues decreased by $0.2 million or 64% to $0.1 million in 2006 compared to $0.3 million in 2005. The decrease was primarily due to a $0.1 million decrease in fees from classified advertising that was discontinued in the second quarter of 2005 and a $0.1 million decline in fees from training.

Cost of Revenues. Cost of revenues increased by $2.4 million or 5% to $47.7 million in 2006 compared to $45.3 million in 2005. This represents 56% and 47% of total revenues from continuing operations for 2006 and 2005, respectively. The increase was primarily due to a $3.0 million increase in lead and traffic acquisition costs, partially offset by a $0.3 million decrease in amortization of capitalized internal use software and acquired intangible assets, a $0.2 million decrease in personnel and related costs and a $0.1 million decrease in hosting costs. The increase in lead and traffic acquisition costs was primarily due to our increased spending with third parties who direct search queries to our Web sites and an increase in the costs of finance requests acquired from third parties, partially offset by a decrease in the number of purchase requests acquired directly from third parties. The decrease in amortization of capitalized internal use software and acquired intangible assets was due to certain costs that were fully amortized in 2005. The decrease in personnel and related costs was primarily due to a decline in headcount.

Sales and Marketing. Sales and marketing expenses increased by $0.2 million or 1% to $20.1 million in 2006 compared to $19.9 million in 2005. This represents 24% and 20% of total revenues from continuing operations for 2006 and 2005, respectively. The increase was primarily due to a $1.1 million increase in stock compensation expense as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006, partially offset by a $0.7 million decline in advertising spending and a $0.2 million decrease in various other costs.

Technology Support. Technology support costs increased by $1.2 million or 7% to $17.5 million in 2006 compared to $16.3 million in 2005. This represents 21% and 17% of total revenues from continuing operations for 2006 and 2005 respectively.

The increase was primarily due to:

•	increased stock compensation expense of $1.0 million as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006,

•	increased professional fees of $0.6 million, which was primarily due to spending with third parties to assist us with the implementation of certain strategic initiatives,

•	an increase in depreciation and amortization expense of $0.6 million, which was primarily due to an increase in purchases of equipment and capitalized software, and

•	an increase in relocation costs of $0.3 million associated with the relocation of certain newly hired employees to our corporate office.

These increases were offset by lower personnel and related costs of $0.9 million, a $0.2 million decrease in telephone costs and a $0.2 million decrease in various other costs. The decrease in personnel and related costs was due to reduced headcount.

General and Administrative. General and administrative expense increased by $9.1 million, or 31%, to $38.4 million in 2006 compared to $29.3 million in 2005. This represents 45% and 30% of total revenues from continuing operations for 2006 and 2005, respectively. The increase was primarily due to an:

•	increase in legal fees of $8.6 million associated with enforcing our intellectual property rights,

•	increase in stock compensation expense of $2.8 million as a result of adopting the provisions of SFAS No. 123(R) on January 1, 2006,

•	increase in compensation costs of $0.9 million primarily due to costs associated with the separation of certain employees and the realignment and reduction of our workforce,

•	increased professional fees of $0.6 million primarily due to spending with third parties to assist us with the implementation of certain strategic initiatives,

•	increase in temporary personnel costs of $0.3 million,

•	increase in relocation costs of $0.5 million associated with the relocation of certain newly hired employees to our corporate office, and

•	increase of $0.4 million in various other costs.

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

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets decreased by $0.1 million to $1.2 million in 2006 compared to $1.3 million in 2005.

Interest and Other Income. Interest and Other Income decreased by $1.4 million or 37% to $2.4 million in 2006 compared to $3.8 million in 2005. This decrease was primarily due to foreign exchange gain of $1.5 million recognized in 2005 on dissolution of Autobytel.Europe. Autobytel.Europe did not generate any revenue in 2006 as a result of its substantial liquidation. Its dissolution was completed in February 2007. The decrease in interest and other income was partially offset by an increase of $0.1 million in interest income due to the investment of our cash and cash equivalents in accounts yielding higher interest rates in 2006 compared to 2005.

Minority Interest. Minority interest represents the portion of Autobytel.Europe’s net income allocable to Autobytel.Europe’s other shareholder. In February 2007, Autobytel.Europe was dissolved.

Income Taxes. In 2006, benefit for state income taxes of $0.1 million was recorded compared to a nominal amount for 2005. No provision for federal income taxes was recorded as we generated taxable losses in both years.

Income (loss) from discontinued operations. Income from discontinued operations relates to our AIC operations and RPM business which we sold in January and June 2007, respectively. It also includes the operations of our AVV business which met the criteria for classification as held for sale as of December 31, 2007. We subsequently sold AVV in January 2008. We will not have any significant continuing involvement in the AIC operations or RPM and AVV businesses.

Stock Options Granted in 2007

During 2007, we granted stock options to purchase 955,167 shares of common stock under our 1999 Stock Option Plan, 1999 Employee and Acquisition Related Stock Option Plan, 2000 Stock Option Plan, 2004 Restricted Stock and Option Plan, and 2006 Inducement Stock Option Plan, including performance based-options to purchase 16,667 shares of common stock granted to Monty A. Houdeshell. In addition, during 2007, performance based-options to purchase 200,000 shares of common stock were deemed to be granted to James E. Riesenbach under SFAS No. 123(R). The stock options were granted at our common stock closing price on the grant dates. We also granted 130,817 shares of common stock under our 1996 Employee Stock Purchase Plan.

To induce Mr. Riesenbach to join us as Chief Executive Officer and President, on March 20, 2006, we entered into an agreement with Mr. Riesenbach whereby we granted 1,000,000 options to him at an exercise price of $4.68 per share. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R), “Share-Based Payment”, as of March 20, 2006. The remaining 400,000 options are performance-based awards where the performance criteria were to be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards were not considered granted until such time that the performance criteria have been defined.

To induce Mr. Houdeshell to join us as Chief Financial Officer, on January 30, 2007, we entered into an agreement with Mr. Houdeshell whereby we granted 300,000 options to him at an exercise price of $3.74 per share. Of the 300,000 options granted, 250,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R) as of January 30, 2007. The remaining 50,000 options are performance-based awards where the performance criteria were to be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined.

On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 200,000 performance-based options held by Mr. Riesenbach and 16,667 performance-based options held by Mr. Houdeshell. The performance criteria are based upon the attainment by us of certain revenue, earnings before income taxes, depreciation and amortization (EBITDA) and strategic goals. Therefore, the total awards of 216,667 met the criteria for granted options in accordance with SFAS No. 123(R), “Share-Based Payments”, as of July 17, 2007 and are included in the outstanding options for 2007. We also began recognizing compensation expense for these awards on that date.

As of December 31, 2007, excluding the remaining 233,333 performance-based options, we had outstanding stock options to purchase 8,986,636 shares of common stock and 66,741 outstanding employee stock purchase plan awards to purchase shares of common stock.

Segment Information

We conduct our business within one business segment, which is defined as providing automotive marketing services.

Quarterly Results of Operations

The following tables presenting our unaudited quarterly results from continuing operations for the eight quarters ended December 31, 2007 should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	Dec 31, 2007	Sep 30, 2007 (as restated)	Jun 30, 2007 (as restated)	Mar 31, 2007 (as restated)	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006
	(in thousands, except per share amounts)
	(unaudited)
Consolidated Statements of Operations Data:
Revenues	$18,886	$21,911	$21,642	$21,946	$20,439	$20,792	$22,083	$21,788
Costs and expenses:
Cost of revenues	13,077	14,934	12,762	11,675	10,720	11,786	12,379	12,768
Sales and marketing	5,293	5,260	5,222	5,699	4,204	4,513	5,587	5,824
Technology support	4,730	4,577	4,608	4,204	4,728	4,877	4,003	3,868
General and administrative	6,558	5,599	6,306	8,602	10,201	9,374	9,231	9,610
Amortization of acquired intangible assets	42	42	79	301	303	302	302	302
Patent litigation settlement	—	—	—	(12,000)	—	—	—	—

Total costs and expenses	29,700	30,412	28,977	18,481	30,156	30,852	31,502	32,372

Operating (loss) income	(10,814)	(8,501)	(7,335)	3,465	(9,717)	(10,060)	(9,419)	(10,584)
Interest and other income	4,481	486	462	477	545	598	612	612
Foreign currency exchange (loss)	—	—	—	(7)	—	—	—	—

(Loss) income from continuing operations before income taxes and minority interest	(6,333)	(8,015)	(6,873)	3,935	(9,172)	(9,462)	(8,807)	(9,972)
Provision for income taxes	—	—	—	—	81	26	—	—
Minority Interest	—	—	—	—	(21)	(5)	8	(3)
Income from discontinued operations	1,951	1,427	4,838	3,715	1,854	1,562	931	1,512

Net (loss) income	$(4,382)	$(6,588)	$(2,035)	$7,650	$(7,258)	$(7,879)	$(7,868)	$(8,463)

(Loss) income from continuing operations per share
Basic	$(0.14)	$(0.18)	$(0.16)	$0.09	$(0.21)	$(0.22)	$(0.21)	$(0.24)

Diluted	$(0.14)	$(0.18)	$(0.16)	$0.09	$(0.21)	$(0.22)	$(0.21)	$(0.24)
Net (loss) income per share
Basic	$(0.10)	$(0.15)	$(0.05)	$0.18	$(0.17)	$(0.19)	$(0.19)	$(0.20)

Diluted	$(0.10)	$(0.15)	$(0.05)	$0.17	$(0.17)	$(0.19)	$(0.19)	$(0.20)

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the years ended December 31, 2007, 2006, and 2005:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net cash used by operating activities	$(6,908)	$(18,783)	$(6,125)
Net cash provided by investing activities	9,610	6,636	18,606
Net cash provided by (used in) financing activities	2,156	1,537	(3,415)

Our principal sources of liquidity are from proceeds from dispositions of non-core businesses and operating cash flows and we continue to have no debt. Our domestic cash, cash equivalents and short-term investments totaled $28.3 million as of December 31, 2007 compared to domestic cash, cash equivalents, and short-term investments of $25.7 million as of December 31, 2006.

Our working capital, excluding assets and liabilities held for sale, increased by $1.3 million, to $26.4 million at December 31, 2007 compared to $25.1 million at December 31, 2006. The increase was primarily related to proceeds from the settlement of the Dealix patent infringement lawsuit, proceeds from the sale of certain assets and liabilities of our AIC operations and substantially all the assets and certain liabilities of our RPM business, issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan and maturity of long-term investments. This increase was offset in part by cash used by operations and cash paid for purchases of property and equipment, including capitalized software costs of $6.3 million associated with the development of MyRide.com. We believe we will have enough cash to fund our operations for the next 12 months.

In December 2006, we entered into the Settlement Agreement with Dealix relating to a patent infringement lawsuit. The Settlement Agreement provides that Dealix will pay us a total of $20.0 million in settlement payments, $12.0 million of which was paid to us on March 13, 2007, with the remainder to be paid out in installments of approximately $2.7 million on the next three annual anniversary dates of the initial payment. We received the first installment of approximately $2.7 million in March 2008. The remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. We have been unable to assess with reasonable assurance the collectability of the remaining payments under the Settlement Agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. Therefore, we do not have reasonable assurance that we will receive any remaining payments on their respective due dates or at all and cannot rely on such payments as a source of future liquidity.

In addition to the disposition of our AIC operations and RPM business in 2007, we also disposed of our AVV business in January 2008. These dispositions are part of our strategic initiatives to focus on our core business. We do not expect the dispositions of our AIC operations and RPM and AVV businesses to materially impact our future cash flow.

Net Cash Used in Operating Activities

The main source of our operating cash flows is cash collections from customers who have purchased our services. Our primary uses of cash in operating activities are for lead and traffic acquisition costs paid to our Internet consumer request providers and personnel related expenditures. Net cash used in operating activities was $6.9 million in 2007 compared to $18.8 million in 2006 and $6.1 million in 2005. Net cash used in operating activities in 2007 resulted primarily from an operating loss and an increase in working capital, partially offset by gains from the dispositions of the AIC operations and RPM business. The increase in working capital was primarily the result of a decrease in accounts payable and accrued expenses, a decrease in deferred revenues, a decrease in accounts receivable and an increase in other liabilities. The decrease in accounts payable and accrued expenses was primarily due to timing of vendor payments, including professional fees related to enforcing our intellectual property rights. Our standard payment terms for our invoices usually average 30 days net. The decrease in deferred revenues and the increase in other liabilities relate to a decline in delivery of advertising, which resulted from our recently implemented initiative to eliminate lower quality traffic sources. The decrease in accounts receivable is primarily due to collection efforts, timing of payments and clean-up of various outstanding amounts. Our 2007 net cash used in operations was better than 2006 due to the reduced operating loss and the impact of gains from discontinued operations in 2007.

Net cash used in operating activities in 2006 resulted primarily from an operating loss and a decrease in working capital. The decrease in working capital was primarily the result of a decrease in deferred revenue and an increase in accounts payable. The decrease in deferred revenue was primarily due to the change in billing monthly subscription fees for customers participating in our car buying referral networks from advance to arrears, offset by the deferral of revenue related to a multiple-element arrangement (see Note 2. of the “Notes to Consolidated Financial Statements” in Part IV “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K). The increase in accounts payable was primarily due to the timing of when payments are made and an increase in professional fees incurred associated with the enforcement of our intellectual property rights and implementation of certain strategic initiatives.

Net cash used in operating activities was $6.1 million in 2005, and resulted from an operating loss and a decrease in working capital. The decrease in working capital was primarily the result of an increase in accounts receivable, a decrease in accounts payable and accrued expenses, a decrease in other current liabilities and an increase in prepaid expenses and other current assets. The increase in accounts receivable was primarily due to the increase in days sales outstanding from 57 days during the year ended December 31, 2004 to 59 days for the year ended December 31, 2005. The decrease in accounts payable and accrued expenses was primarily due to estimated income tax payments in 2005. The decrease in other current liabilities was due to refund payments made to retail dealers. The increase in prepaid expenses and other current assets was primarily due to the payment of higher insurance premiums.

Net Cash Provided by Investing Activities

Our primary uses of cash in investing activities have typically been for the purchases of property and equipment (mostly information technology related equipment). In the past, our primary sources of cash provided by investing activities have been through maturities of short-term investments and sale of money market and commercial paper marketable securities. Net cash provided by investing activities was $9.6 million, $6.6 million and $18.6 million in 2007, 2006 and 2005, respectively. Net cash provided by investing activities in 2007 was primarily due to proceeds received from the sale of certain assets and liabilities of the AIC operations, and sale of our interest in Autobytel Japan, and substantially all of the assets and certain liabilities of our RPM business, maturity of a short-term investment, and a cash distribution from Autobytel.Europe, partially offset by the purchases of property and equipment and capitalized internal use software in connection with the development of MyRide.com. We anticipate an overall decrease in spending related to property and equipment in fiscal 2008 compared to fiscal 2007.

We expect that a significant source of cash from investing activities in 2008 will be proceeds from the sale of our AVV business.

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

Net Cash Provided by (Used in) Financing Activities

Our primary source of cash from financing activities has typically been proceeds from sale of common stock under our employee stock option and stock purchase plans. Net cash provided by financing activities was $2.2 million and $1.5 million in 2007 and 2006, respectively. Net cash used in financing activities was $3.4 million in 2005. Net cash provided by financing activities in 2007 was primarily due to proceeds received from the issuance of common stock in connection with the exercise of stock options and pursuant to our employee stock purchase plan. Our future liquidity and capital resources could be impacted by the exercise of outstanding common stock options and the cash proceeds we receive upon exercise of these securities. Fluctuations in our future stock price, the timing of the issuance of additional stock options, the duration of their vesting provision and the grant price will all impact the timing of any proceeds. Accordingly, we cannot estimate the amount of such proceeds at this time.

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

Contractual Obligations

Our contractual commitments include operating leases related to our facilities in Irvine, California, Santa Ana, California, and Troy, Michigan and our technology and communications infrastructure. We also entered into a web search agreement with a vendor that guaranteed monthly minimum payments over a two-year period from June 15, 2007. The following are our contractual commitments associated with our lease obligations and vendor obligations as of December 31, 2007:

	Years Ending December 31,
	(in thousands)
	2008	2009	2010	2011	2012 and thereafter	Total
Building Rent	$1,454	$1,419	$1,094	$9	$—	$3,976
Operating leases	15	15	14	13	—	57
Hosting and communication	75	44	—	—	—	119
Guaranteed minimum payment	828	293	—	—	—	1,121

Total	$2,372	$1,771	$1,108	$22	$—	$5,273

Prospective Capital Needs. We believe that our current and expected levels of working capital are adequate to support our present operations and to fund future growth and business opportunities.

Off-Balance Sheet Arrangements

In conjunction with the dispositions of the RPM and AVV businesses, we agreed to indemnify the purchasers for pre-closing tax obligations and other pre-closing obligations and liabilities. The term of the indemnification for the pre-closing tax obligations is based on the statute of limitation as set forth by the taxing authority. The term of the indemnification for other obligations and liabilities generally range from 1 year to 3 years, with the indemnification obligation for certain specified liabilities surviving indefinitely. The maximum indemnification obligation is the purchase price of each transaction, subject to certain exceptions which have no indemnification limitation. Since it is not possible to determine whether there will be any indemnification obligations in the future or the amounts thereof, we cannot estimate the potential amount of future payments, if any, under these indemnification obligations. Therefore, no liability for these indemnification obligations has been recorded.

From time to time, we enter into agreements in the ordinary course of business pursuant to which we agree to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by it, which may include losses relating to intellectual property infringement claims. The term of these indemnifications may vary depending on the agreement. Other than the claims against AVV and us discussed in Part I “Item 3. Legal Proceedings” herein, we currently have no knowledge of any intellectual property infringement claim that may be subject to indemnification by us, nor can we estimate the maximum potential amount of future payments under any such indemnification. Therefore, no liability has been recorded.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. By doing so, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of these and other accounting policies, see Note 2. of the “Notes to Consolidated Financial Statements” in Part IV “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

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

Capitalized Internal Use Software and Web site Development Costs. We capitalize costs, including share-based compensation costs, to develop internal use software under the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalize Web site development costs under EITF Issue 00-2, “Accounting for Web Site Development Costs” and SOP 98-1. SOP 98-1 and EITF Issue 00-2 require the capitalization of external and internal computer software costs and Web site development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years. Capitalized Web site development costs, once placed in service, will be amortized using the straight-line method over the estimated useful life. These costs are subject to periodic impairment reviews and evaluations for indications that the software may no longer be expected to provide any service potential or placed in service for its intended use.

Changes in strategy and/or market conditions could significantly impact the carrying value of our capitalized software and Web site development costs. We use estimates and make assumptions to determine the related estimated useful lives and assess the carrying value of capitalized software and Web site development costs. In future periods, if the carrying value of capitalized software or Web site development costs is determined not to be recoverable, we will recognize a non-cash charge for the impairment of capitalized software or Web site development costs.

Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment on a “reporting unit” level as defined by reference to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We utilize a two-step test to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step requires us to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and we then complete the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of enterprise goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of enterprise goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference.

No impairment charge of goodwill was recognized in 2007, 2006 and 2005. The decrease in the carrying amount of goodwill of $18.6 million represents the allocation of goodwill associated with the dispositions of the RPM business and AVV business (see Note 4 of the “Notes to Consolidated Financial Statements” in Part IV “Item 15. Exhibits and Financial Schedules” of this Annual Report on Form 10-K).

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

In the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including estimating both our actual current tax expense and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax planning strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. At the end of each reporting period, we evaluate whether it is more likely than not that our deferred tax assets are not realizable. At December 31, 2007 and 2006, we were unable to assert that more likely than not our deferred tax assets will be realized. However, our assessment may change in future periods if we generate positive operating results. A change in our assessment and the corresponding reduction of valuation allowance would generally impact our provision for income taxes in the period of such change.

Share-Based Compensation Expense. We account for share-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes (“BS”) option-pricing model and is recognized as expense over the requisite service period. The BS model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BS model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48 (As Amended) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. It also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. We adopted the provisions of FIN 48 on January 1, 2007. The following table shows the reconciliation of the total amounts of unrecognized tax benefits for 2007 (in thousands):

Unrecognized tax benefit – opening balance	$500
Gross increases or decreases – current period	—
Settlements	—
Lapse of statue of limitations	—

Unrecognized tax benefit	$500

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and December 31, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized in the year ended December 31, 2007.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”. EITF 06-1 provides guidance on the accounting for consideration given to third party manufacturers or resellers of equipment which is required by the end-customer in order to utilize the service from the service provider. EITF Issue No. 06-1 is effective for fiscal years beginning after June 15, 2007 and its adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff (“FSP”) FAS 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP. Therefore, effective for 2008, we will adopt SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. We do not expect it to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair values will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. We do not expect its adoption to have a material effect on our consolidated financial position or results of operations.

The FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” which significantly changes the financial accounting and reporting of business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For us, SFAS No. 141R is effective for business combinations occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2007 and 2006, we had no noncontrolling interests on our consolidated financial statements. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our consolidated financial statements.

In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. For us, EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of changes in the market values of our investments.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including both government and corporate obligations and money market funds. Our financial instruments include cash, cash equivalents, short-term investment, accounts and notes receivable, minority investments, accounts payable and accrued liabilities and deferred revenues. As of December 31, 2007, the carrying values of these financial instruments approximated their fair values.

In 2007, we owned minority shares in a publicly held company, which we have classified as available-for-sale. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations. If interest rates were to increase (decrease) by 1% (100 basis points), the fair market value of our total investment portfolio could decrease (increase) on an annual basis by approximately $0.3 million at December 31, 2007 and December 31, 2006.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2007 and 2006 and our Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2007, together with the reports of our independent registered public accounting firms, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

The management of Autobytel Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control—Integrated Framework. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Autobytel Inc. and Subsidiaries

Irvine, California

We have audited Autobytel Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, of Autobytel Inc. and Subsidiaries and our report dated March 17, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen LLP

Irvine, California

March 17, 2008

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Our management concluded that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States (“US GAAP”).

Remediation of Prior Year Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our management concluded that our internal control over financial reporting was not effective as of December 31, 2006.

To address and remediate this material weakness, during 2007 management performed an assessment of the appropriate supervisory and staffing levels, skill sets and experience of the financial staff and then implemented a complete reorganization of the accounting department, including changing personnel were necessary, adding financial analysis disciplines, addressing process improvements and systems. The result has enhanced the design and operating effectiveness of our internal controls over financial reporting. Management has concluded that the above measures have effectively remediated the material weakness that was identified as of December 31, 2006.

In addition, based on management’s evaluation as of December 31, 2007, our disclosure controls and procedures are designed of a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. The effectiveness of our internal controls over financial reporting as of December 31, 2007 has been audited by McGladrey and Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Except for the changes related to remediation of the prior year material weakness described above, there have been no changes in internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934 that have occurred during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2007) in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference, or in an amendment to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2007) in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference, or in an amendment to this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2007) in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference, or in an amendment to this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2007) in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference, or in an amendment to this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

We will file the information called for in this item not later than 120 days after our fiscal year end (December 31, 2007) in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which information is incorporated herein by reference, or in an amendment to this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-50

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits:

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2008.

AUTOBYTEL INC.

By:	/s/ JAMES E. RIESENBACH
James E. Riesenbach
Chief Executive Officer, President and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of Autobytel Inc., a Delaware corporation, and the undersigned Directors and Officers of Autobytel Inc. hereby constitute and appoint James E. Riesenbach, Monty A. Houdeshell or Ariel Amir as its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	March 17, 2008

/s/ JAMES E. RIESENBACH James E. Riesenbach	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008

/s/ MONTY A. HOUDESHELL Monty A. Houdeshell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2008

/s/ CURTIS E. DEWALT Curtis E. DeWalt	Vice President and Controller (Principal Accounting Officer)	March 17, 2008

/s/ MARK R. ROSS Mark R. Ross	Vice Chairman and Director	March 17, 2008

/s/ JEFFREY H. COATS Jeffrey H. Coats	Director	March 17, 2008

/s/ ROBERT S. GRIMES Robert S. Grimes	Director	March 17, 2008

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 17, 2008

/s/ JEFFREY M. STIBEL Jeffrey M. Stibel	Director	March 17, 2008

AUTOBYTEL INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Autobytel Inc. and Subsidiaries

Irvine, California

We have audited the consolidated balance sheets of Autobytel Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years then ended. Our audits also include the consolidated financial statement schedule listed in item 15(a). These consolidated financial statements and financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited the reclassifications to the 2005 statement of operations and stockholders’ equity to retrospectively apply the accounting for discontinued operations with no effect on the net income or stockholders’ equity, as discussed in Note 4 to the consolidated financial statements. In our opinion, such reclassifications are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2005 consolidated financial statements of the Company other than with respect to the reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2005 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ MCGLADREY & PULLEN, LLP

Irvine, California

March 17, 2008

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

/s/ PricewaterhouseCoopers LLP

Irvine, California
March 16, 2006

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$27,601	$22,743
Restricted cash and cash equivalents	—	360
Short-term investments	686	3,000
Accounts receivable, net of allowances for bad debts and customer credits of $534 and $798, respectively	11,692	17,250
Prepaid expenses and other current assets	1,739	1,819
Assets held for sale	17,160	2

Total current assets	58,878	45,174
Property and equipment, net	10,757	7,954
Goodwill	52,074	70,697
Acquired intangible assets, net	303	674
Other assets	144	197

Total assets	$122,156	$124,696

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,852	$9,271
Accrued expenses	6,470	7,607
Deferred revenues	1,749	2,138
Other current liabilities	1,199	1,090
Current liabilities held for sale	198	393

Total current liabilities	15,468	20,499
Deferred rent—non-current	241	195
Deferred revenue—non-current	195	—

Total liabilities	15,904	20,694
Minority interest	—	184
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,788,633 and 42,665,840 shares issued and outstanding, respectively	44	43
Additional paid-in capital	296,964	289,862
Accumulated other comprehensive income – securities available-for-sale	686	—
Accumulated deficit	(191,442)	(186,087)

Total stockholders’ equity	106,252	103,818

Total liabilities, minority interest and stockholders’ equity	$122,156	$124,696

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues	$84,385	$85,102	$97,002
Costs and expenses:
Cost of revenues	52,448	47,653	45,271
Sales and marketing	21,474	20,128	19,880
Technology support	18,119	17,476	16,274
General and administrative	27,065	38,416	29,329
Amortization of acquired intangible assets	464	1,209	1,308
Patent litigation settlement	(12,000)	—	—

Total costs and expenses	107,570	124,882	112,062

Operating loss	(23,185)	(39,780)	(15,060)
Interest and other income	5,906	2,367	3,821
Foreign currency exchange loss	(7)	—	—

Loss from continuing operations before income taxes and minority interest	(17,286)	(37,413)	(11,239)
Income taxes benefit	—	107	37
Minority interest	—	(21)	(249)

Loss from continuing operations	(17,286)	(37,327)	(11,451)
Income from discontinued operations	11,931	5,859	5,193

Net loss	$(5,355)	$(31,468)	$(6,258)

Loss per share from continuing operations: Basic and Diluted	$(0.40)	$(0.88)	$(0.27)

Net loss per share: Basic and Diluted	$(0.12)	$(0.74)	$(0.15)

Comprehensive loss:
Net loss	$(5,355)	$(31,468)	$(6,258)
Foreign currency translation adjustment	—	—	(566)
Reclassification of foreign cumulative translation adjustment for liquidation of Autobytel.Europe recognized in net loss	—	—	(1,533)
Unrealized gain from available for sale securities	686	—	—

Comprehensive loss	$(4,669)	$(31,468)	$(8,357)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2004	41,905,848	$42	$282,287	$2,099	$(148,361)	$136,067
Issuance of common stock upon exercise of stock options	193,304	—	499	—	—	499
Issuance of common stock under employee stock purchase plan	34,297	—	138	—	—	138
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(39)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(566)	—	(566)
Realization of foreign cumulative translation adjustment for liquidation of Autobytel.Europe	—	—	—	(1,533)	—	(1,533)
Net loss	—	—	—	—	(6,258)	(6,258)

Balance, December 31, 2005	42,133,410	42	282,924	—	(154,619)	128,347
Issuance of common stock upon exercise of stock options	413,167	1	1,132	—	—	1,133
Issuance of common stock under employee stock purchase plan	119,264	—	404	—	—	404
Share-based compensation	—	—	5,402	—	—	5,402
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(1)	—	—	—	—	—
Net loss	—	—	—	—	(31,468)	(31,468)

Balance, December 31, 2006	42,665,840	43	289,862	—	(186,087)	103,818
Issuance of common stock upon exercise of stock options	1,014,412	1	2,032	—	—	2,033
Issuance of common stock under employee stock purchase plan	108,381	—	307	—	—	307
Share-based compensation	—	—	4,763	—	—	4,763
Securities available for sale	—	—	—	686	—	686
Net loss	—	—	—	—	(5,355)	(5,355)

Balance, December 31, 2007	43,788,633	$44	$296,964	$686	$(191,442)	$106,252

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(5,355)	$(31,468)	$(6,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,648	2,171	1,999
Amortization of acquired intangible assets	507	1,515	1,998
Provision for bad debt	401	391	906
Provision for customer credits	1,321	1,645	2,816
Write-off of capitalized internal use software	—	264	—
(Gain) loss on disposal of property and equipment	(1)	111	103
Gain on sale of investment in Autobytel Japan	(3,985)	—	—
Gain on sale of AIC	(2,762)	—	—
Gain on sale of RPM business	(3,576)	—	—
Share-based compensation	4,753	5,397	—
Minority interest	—	21	249
Foreign currency exchange loss (gain)	7	(22)	(1,533)
Changes in assets and liabilities, net of the effects of discontinued operations:
Accounts receivable	1,457	(244)	(4,790)
Prepaid expenses and other current assets	141	635	(92)
Other assets	52	(73)	(9)
Accounts payable	(2,535)	2,754	(175)
Accrued expenses	(757)	(4)	(713)
Deferred revenues	(391)	(1,364)	(142)
Accrued domestic restructuring	—	—	(74)
Other current liabilities	167	(512)	(410)

Net cash used in operating activities	(6,908)	(18,783)	(6,125)

Cash flows from investing activities:
Maturities of short-term investments	3,000	14,998	21,600
Purchases of short-term and long-term investments	—	(2,998)	(8,100)
Distribution of foreign investment	354	—	7,941
Change in restricted cash and cash equivalents	—	(97)	(121)
Purchases of property and equipment	(7,647)	(5,282)	(2,809)
Proceeds from sale of property and equipment	2	15	95
Proceeds from sale of investment in Autobytel Japan	3,985	—	—
Proceeds from sale of AIC	2,573	—	—
Proceeds from sale of RPM business	7,343	—	—

Net cash provided by investing activities	9,610	6,636	18,606

Cash flows from financing activities:
Distribution to minority interest shareholder	(184)	—	(4,052)
Net proceeds from exercise of stock options and awards issued under the employee stock purchase plan	2,340	1,537	637

Net cash provided by (used in) financing activities	2,156	1,537	(3,415)

Net increase (decrease) in cash and cash equivalents	4,858	(10,610)	9,066
Cash and cash equivalents, beginning of period	22,743	33,353	24,287

Cash and cash equivalents, end of period	$27,601	$22,743	$33,353

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$85	$465	$588

Supplemental disclosure of non-cash investing and financing activities:

•	Non-cash investing activities in 2007 included $0.7 million of short-term investment in available for sale securities.

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Autobytel

Autobytel Inc. (the “Company” or “Autobytel”) is an automotive media and marketing services company that helps dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising, primarily through the Internet. The Company owns and operates automotive Web sites, including MyRide.com ™ , Autobytel.com ® , Autoweb.com ® , Car.com ® , CarSmart.com ® , AutoSite.com ® , and CarTV.com ® . The Company is among the largest automotive shopping content networks and reaches millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions.

The Company is a Delaware corporation incorporated on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

From its inception through December 31, 2002 and for the years ended December 31, 2007, 2006 and 2005, the Company has experienced annual operating losses and has an accumulated deficit of $191.4 million as of December 31, 2007. The Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company’s results of operations and financial condition may be affected by its dependence on, and the general economic conditions of, the automotive industry.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries.

Investments in entities in which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. Prior to March 31, 2004, the Company accounted for its investment in Autobytel.Europe under the equity method. On March 31, 2004, the Company adopted FASB Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities,” and determined it was the primary beneficiary of Autobytel.Europe. As a result of this adoption, the Company consolidated Autobytel.Europe’s balance sheet and its results of operations starting on April 1, 2004. The Company owned 49% of Autobytel.Europe. In December 2005, the owners of Autobytel.Europe agreed to dissolve the company, which was completed in February 2007 (see Note 5).

All intercompany transactions and balances have been eliminated in consolidation.

The Company sold certain assets and liabilities of its Automotive Information Center (“AIC”) data operations, its former vehicle price and specification business, on January 31, 2007. The Company also sold its wholly-owned subsidiary, Retention Performance Marketing, Inc., which was in the business of providing customer loyalty and retention marketing programs (“RPM”), on June 30, 2007. In January 2008, the Company sold certain assets and liabilities of its AVV Inc. (“AVV”) business, its former software applications and services and data extraction business. Accordingly, the AIC operations, RPM and AVV businesses are presented in the consolidated financial statements as discontinued operations. As discontinued operations, revenues and expenses of the AIC operations, RPM and AVV businesses have been aggregated and stated separately from the respective captions in continuing operations in the Condensed Consolidated Statements of Operations. Expenses included in discontinued operations are direct costs of the AIC operations, RPM and AVV businesses that will be eliminated from future operations as a result of the sale of the AIC operations, RPM and AVV businesses. Assets and liabilities that were included in the sale of the AVV business and AIC operations have been aggregated and classified as held for sale under current assets and current liabilities, in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2007 and 2006, respectively.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent amounts held for use in Autobytel.Europe’s current operations as directed by Autobytel.Europe and are not available to the Company.

Short-Term Investments

The Company categorized its equity securities as Available-for-Sale and its debt securities as held-to-maturity investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All held-to-maturity securities with remaining maturities of less than one year are classified as short-term investments. The Company had no long-term investments as of December 31, 2007 and 2006.

The Company reviews its investments in equity and debt securities for potential impairment on a regular basis. As part of the evaluation process of individual securities classified as available-for-sale or held-to-maturity, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s intent and ability to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company will record an impairment loss on investments for any other-than-temporary decline in fair value of these investments below their cost basis. For the years ended December 31, 2007, 2006 and 2005, the Company did not record any impairment losses that were related to other-than-temporary decline in fair value of its debt or equity securities.

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

The allowance for customer credits is an estimate of adjustments for services that do not meet the requirements of customers of the Company. Additions to the estimated allowance for customer credits are recorded as a reduction in revenue and are based on the Company’s historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; and (iii) other factors known at the time. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits and have no impact on revenues.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are primarily maintained with three financial institutions in the United States. Deposits held by banks may exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive dealers and automotive manufacturers. The Company generally requires no collateral to support customer receivables and maintains an allowance for bad debts for potential credit losses.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repair and maintenance costs are charged to operating expenses as incurred. Gains or losses resulting from the retirement or sale of property and equipment are recorded as operating income or expenses, respectively.

The Company evaluates the carrying value of property and equipment for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment recognized is the difference between the fair value of the asset and its carrying amount. The Company did not record any impairment losses on its property and equipment in 2007, 2006 and 2005.

Operating Leases

The Company leases office space, certain office equipment and a domain name under operating lease agreements which expire on various dates through 2011, with options to renew on expiration of the original lease terms. Certain of the lease agreements contain rent holiday provisions. Rent holidays are considered in determining straight-line rent expense from the date the Company takes possession of the property to the end of the initial lease term, with differences between rent expense and rent paid recorded as deferred rent liabilities on the Consolidated Balance Sheets. The lease term begins on the date of initial possession of the leased property for purposes of recognizing rent expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Capitalized Internal Use Software and Web site Development Costs

The Company capitalizes costs, including share-based compensation costs, to develop internal use software under the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes Web site Development Costs under Emerging Issues Task Force (EITF) Issue No. 00-2, “Accounting for Web Site Development Costs” and SOP 98-1. SOP 98-1 and EITF Issue 00-2 require the capitalization of external and internal computer software costs and Web site development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years. Capitalized Web site development costs, once placed in service, will be amortized using the straight-line method over the estimated useful life. These costs are subject to periodic reviews and evaluations for indications that the software may no longer be expected to provide any service potential or placed in service for its intended use.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. The Company uses estimates and makes assumptions to determine the fair value of acquired assets and liabilities.

The Company evaluates the carrying value of enterprise goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested for impairment by comparing its fair value to its carrying value. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and the Company then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enterprise goodwill, an impairment loss is recognized equal to the difference. The Company evaluates enterprise goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. In June 2007, Autobytel performed an annual impairment test of enterprise goodwill and concluded that enterprise goodwill was not impaired.

Intangible assets with identifiable lives are amortized on a straight-line basis over their estimated useful life. Amortization is charged to operating expenses. The Company evaluates the carrying value of these intangible assets for impairment in accordance with SFAS No. 144.

The decrease in the carrying amount of goodwill of $18.6 million represents the allocation of goodwill associated with the dispositions of the RPM and AVV businesses (see Note 4).

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

Revenue Recognition

The Company classifies revenues as lead fees, advertising, and other.

Revenues from continuing operations by groups of similar services are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues:
Lead fees	$67,386	$67,496	$77,513
Advertising	16,885	17,505	19,207
Other	114	101	282

Total revenues	$84,385	$85,102	$97,002

The Company recognizes revenues earned as defined by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” SAB No. 104 considers revenue realized after all four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

Lead fees consist of car buying purchase request fees for new and used cars, and finance request fees. Fees for car buying purchase requests are paid by retail dealers, enterprise dealers and automotive manufacturers or their automotive buying service affiliates who participate in the Company’s online car buying referral networks. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom the Company has a single agreement and (ii) dealers that are eligible to receive purchase requests from the Company as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Fees paid by customers participating in the Company’s car buying referral networks are comprised of monthly subscription and/or transaction fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided.

Lead fees also include fees paid by retail dealers, finance request intermediaries, and automotive finance companies who participate in the Company’s Car.com finance referral network. Customers participating in the Company’s Car.com finance referral network pay ongoing monthly subscription fees or transaction fees based on the number of finance requests provided to them each month. The fees are recognized in the period service is provided.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on the Company’s Web sites, as well as through direct marketing offerings. Advertising revenues are recognized in the period the advertisements are displayed on the Web sites.

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

In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which revenue stream mentioned above is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue. Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements or alternatively deferred revenue maybe computed based on the fair value of the undelivered elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of the same elements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement.

The Company deferred revenue of $1.1 million at December 31, 2006, in accordance with EITF Issue 00-21 under a multiple-element arrangement. The Company did not have deferred revenue under a multiple-element arrangement at December 31, 2007. Revenue recognized under these types of arrangements totaled $1.4 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively. No revenue was recognized under these arrangements for the year ended December 31, 2005.

Risks Due to Concentration of Significant Customers

In 2007, the Company had one automotive manufacturer which accounted for greater than 10% of total revenues. In 2006 and 2005, no dealer, major dealer group, manufacturer, or other customer accounted for greater than 10% of total revenues. The Company had no balances owed from any single automotive manufacturer that accounted for more than 10% of total accounts receivable as of December 31, 2007 and 2006.

Cost of Revenues

Cost of revenues consists of lead and traffic acquisition costs and other cost of revenues. Lead and traffic acquisition cost consists of payments made to the Company’s Internet consumer request providers, including Internet portals and online automotive information providers. Other cost of revenues consists of fees paid to third parties for data and content included on the Company’s properties, connectivity costs, technology license fees, development and maintenance costs, server equipment depreciation and technology amortization and compensation related expense.

Sales and Marketing

Sales and marketing expense primarily consists of personnel and other costs associated with sales, marketing, training and support of the Company’s dealer networks as well as advertising expenses to develop brand equity and encourage potential customers to visit the Company’s Web sites. Sales and marketing costs are recorded as expenses are incurred.

Technology Support

Technology support includes compensation and related costs for personnel responsible for significantly enhancing the features, content and functionality of the Company’s Web sites, and its Internet-based communications platform, costs associated with its telecommunications and computer infrastructure, and costs related to data and technology maintenance. Development expenditures are expensed as incurred or capitalized in accordance with SOP 98-1.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the computation of basic and diluted net (loss) income per share from continuing operations and discontinued operations:

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except share and per share data)
Continuing operations:
Numerator:
Net loss from continuing operations	$(17,286)	$(37,327)	$(11,451)
Denominator:
Weighted average common shares and denominator for basic calculation	43,413,908	42,389,050	41,956,799
Weighted average effect of dilutive securities	—	—	—

Denominator for diluted calculation	43,413,908	42,389,050	41,956,799
Net loss per share from continuing operations—basic and diluted	$(0.40)	$(0.88)	$(0.27)
Discontinued operations:
Numerator:
Net income from discontinued operations	$11,931	$5,859	$5,193
Denominator:
Weighted average common shares and denominator for basic calculation	43,413,908	42,389,050	41,956,799
Weighted average effect of dilutive securities	—	—	—

Denominator for diluted calculation	43,413,908	42,389,050	41,956,799
Net income per share from discontinued operations—basic and diluted	$0.27	$0.14	$0.12
Net loss:
Numerator:
Net loss	$(5,355)	$(31,468)	$(6,258)
Denominator:
Weighted average common shares and denominator for basic calculation	43,413,908	42,389,050	41,956,799
Weighted average effect of dilutive securities	—	—	—

Denominator for diluted calculation	43,413,908	42,389,050	41,956,799
Net loss per share—basic and diluted	$(0.12)	$(0.74)	$(0.15)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005, 7,897,805, 6,892,552 and 4,305,210, respectively, antidilutive potential shares of common stock, consisting of shares issuable under employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted net loss per share, as they represent stock options with an exercise price greater than the average market price for the period. In addition, for the years ended December 31, 2007, 2006 and 2005, 591,045, 1,080,048 and 1,739,470, respectively, antidilutive potential shares of common stock have been excluded from the calculation of diluted net loss per share, as the Company incurred a net loss from continuing operations for the period.

Share-Based Compensation

Prior to 2006, the Company accounted for share-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost was reflected in the net loss for 2005 related to stock options as all options granted under share-based compensation plans had an exercise price equal to the market closing price of the underlying common stock on the date of grant.

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

Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility, risk-free interest rate and expected pre-vesting option forfeitures. The assumptions used in calculating the fair value of share-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. The Company estimates the forfeiture rate based on historical experience of its share-based awards that are granted, exercised and cancelled. If its actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be significantly different from what was recorded in the current period.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilizes the straight-line attribution method for recognizing share-based compensation expense under SFAS No. 123(R). For the years ended December 31, 2007 and 2006, the Company recorded share-based compensation expense of $4.8 million or $0.11 per share, and $5.4 million or $0.13 per share, respectively. Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Share-based compensation expense:
Cost of revenues	$157	$215
Sales and marketing	970	1,116
Product and technology development	785	1,018
General and administrative	2,669	2,762

Share-based compensation expense included in continuing operations	4,581	5,111
Share-based compensation expense included in discontinued operations	172	286

Total share-based compensation expense	4,753	5,397
Amount capitalized to internal use software	10	5

Total share-based compensation costs	$4,763	$5,402

The following table illustrates the pro forma effect on net (loss) income and net (loss) income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation for the year ended December 31, 2005. (All amounts in thousands, except for per share data):

Net (loss):
As reported	$(6,258)
Add: Share-based employee compensation included in reported net (loss)	—
Less: Share-based employee compensation determined under the fair value based method	(6,703)

Pro forma	$(12,961)

Net (loss) per share—basic and diluted:
As reported	$(0.15)
Pro forma	$(0.31)

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

Awards granted under the Company’s stock option plans were estimated to have a weighted average grant date fair value per share of $1.97, $2.26, and $2.52 for the years ended December 31, 2007, 2006 and 2005, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected volatility	61.0% - 64.89%	73.28% - 81.04%	68.70% - 73.94%
Expected risk-free interest rate	3.57% - 5.02%	4.35% - 5.07%	3.65% - 4.36%
Expected life	4.36 years	4.99 years	3.50-4.99 years

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. The Company has used historical volatility because it has a limited number of options traded on its common stock to support the use of an implied volatility or a combination of both historical and implied volatility. Expected life is calculated using a lattice expected term model for 2007 and 2006, which utilizes historical data to calculate future behavior. Expected life for 2005 is based on historical exercise patterns. A dividend yield was not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The estimated forfeiture rate used was based on historical experience. As required by SFAS No. 123(R), the Company adjusts the estimated forfeiture rate based on actual experience.

As of December 31, 2007, there was $3.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements granted under share-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.6 years using the straight-line attribution method.

Awards issued under the employee stock purchase plan were estimated to have a weighted average fair value per award of $0.79, $0.93, and $1.09 for the years ended December 31, 2007, 2006, and 2005, respectively, based on the Black-Scholes option-pricing model and the following assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected volatility	47.00% - 48.93%	53.42% - 53.51%	44.95% - 77.97%
Expected risk-free interest rate	4.96% - 5.15%	4.60% - 5.18%	2.99% - 3.69%
Expected life	6 months	6 months	1.4 - 6 months

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

As of December 31, 2007, there was $7,000 of total unrecognized compensation cost related to options granted under the employee stock purchase plan. The cost is expected to be recognized over 1 month using the straight-line attribution method.

Business Segment

The Company conducts its business within one business segment which is defined as providing automotive media and marketing services.

Recently Adopted Accounting Pronouncements

In June 2006, FASB’s EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. EITF Issue 06-3 provides accounting guidance regarding the presentation of taxes assessed by a governmental authority on a revenue producing transaction between a seller and a customer such as sales and use taxes. EITF Issue 06-3 was effective for fiscal years beginning after December 15, 2006. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2006, FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. It also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. The accounting provisions of FIN 48 was effective for the Company beginning January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff (“FSP”) FAS No. 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The Company does not expect it to have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company does not expect its adoption to have a material effect on its consolidated financial position or results of operations

The FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” which significantly changes the financial accounting and reporting of business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2007 and 2006, the Company had no noncontrolling interests on its consolidated financial statements. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on its consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. For the Company, EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior years’ information to conform to the current year presentation. These reclassifications primarily relate to the discontinued operations of the RPM and AVV businesses and the reclassification of licensing fees from revenue to other income.

3.	Selected Balance Sheet Accounts

Short-Term and Long-Term Investments

As of December 31, 2007 and 2006, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

Available-for-sale securities consist of the following:

	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Loss in Accumulated Other Comprehensive Income
	(in thousands)
December 31, 2007:
Short-term investments, available for sale:
Equity securities	$686	$686	$—

Total as of December 31, 2007	$686	$686	$—

Held-to-maturity securities consist of the following:

	Amortized Cost Basis	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
	(in thousands)
December 31, 2006:
Short-term investments, held-to-maturity:
Government sponsored agency bonds	$3,000	$2,993	$—	$7

Total as of December 31, 2006	$3,000	$2,993	$—	$7

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable, Net of Allowances for Bad Debts and Customer Credits

As of December 31, 2007 and 2006, accounts receivable and allowances for bad debts and customer credits were as follows:

	As of December 31,
	2007	2006
	(in thousands)
Accounts receivable	$12,226	$18,048
Less:
Allowance for bad debts	(329)	(529)
Allowance for customer credits	(205)	(269)

	(534)	(798)

Accounts receivable, net	$11,692	$17,250

Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2007	2006
	(in thousands)
Computer software and hardware	$11,327	$10,392
Furniture and equipment	1,615	1,682
Leasehold improvements	1,574	1,342
Capitalized internal use software	9,049	2,055
Development in process	93	2,680

	23,658	18,151
Less—Accumulated depreciation and amortization	(12,901)	(10,197)

	$10,757	$7,954

During 2006, the Company recorded a charge of $0.3 million associated with the write-off of a capitalized internal use software project no longer being developed or expected to be placed in service for its intended use. This charge was included in technology support expenses. As of December 31, 2007 and 2006, capitalized internal use software, net of amortization, and development in process were $6.0 million and $2.9 million, respectively.

Depreciation and amortization expense related to property and equipment was $3.5 million, $1.9 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Goodwill

In June 2007, the Company performed an annual impairment test of enterprise goodwill and concluded that enterprise goodwill was not impaired. The decrease in the carrying amount of goodwill of $18.6 million represents the allocation of goodwill associated with the dispositions of the RPM and AVV businesses (see Note 4).

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets recorded as a part of acquisitions are amortized over their estimated useful lives (weighted-average life is approximately 3 years) and consist of the following:

	As of December 31, 2007
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Customer relationships	3 years	$3,775	$(3,775)	$—
Domain name	5 years	836	(533)	303

Total		$4,611	$(4,308)	$303

	As of December 31, 2006
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Developed technology	2 years	$820	$(820)	$—
Customer relationships	3 years	4,375	(4,022)	353
Domain name	5 years	700	(379)	321

Total		$5,895	$(5,221)	$674

During 2007, the Company added approximately $0.1 million in domain name due to the launch of MyRide.com.

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $0.5 million, $1.5 million and $2.0 million, respectively. Amortization expense related to acquired technology is classified as cost of revenues. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
(in thousands)
2008	$167
2009	68
2010	27
2011	27
2012	14

$303

Accrued Expenses

The Company accrues expenses that are incurred and reasonably estimable based on the facts and circumstances available. As of December 31, 2007 and 2006, accrued expenses consisted of the following:

	As of December 31,
	2007	2006
	(in thousands)
Compensation and related costs	$5,638	$4,688
Professional fees	153	1,612
Other accrued expenses	679	1,307

Total accrued expenses	$6,470	$7,607

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

As of December 31, 2007 and 2006, other current liabilities consisted of the following:

	As of December 31,
	2007	2006
	(in thousands)
Amounts due to customers	$431	$253
Outstanding checks	272	224
Employee benefits	171	262
State income tax payable	87	99
Other current liabilities	238	252

Total other current liabilities	$1,199	$1,090

4.	Discontinued Operations

On January 31, 2007, the Company completed the sale of certain assets and liabilities of the AIC operations to R.L. Polk (“Polk”) for $3.0 million. The Company received cash of $2.1 million, net of $0.4 million associated with AIC’s deferred revenues and prepaid expenses at January 31, 2007. The balance of $0.5 million was deposited by Polk in an escrow account and was distributed to the Company in the second quarter of 2007. As part of the transaction, the Company received a license to use data supplied by Polk at no cost for a period of three years and the Company licensed to Polk certain data at no cost for a period of three years and certain software at no cost in perpetuity. The Company recognized a gain on the sale of the AIC operations of $2.8 million during the year ended December 31, 2007.

On June 30, 2007, the Company sold its RPM business to Call Command, Inc. (“Call Command”) pursuant to a Stock Purchase Agreement (the “RPM Agreement”) for an aggregate purchase price of $7.6 million, subject to a working capital adjustment. Substantially all the assets and certain liabilities of the RPM business were included in the sale and consisted primarily of accounts receivable, prepaid expenses, certain property and equipment, intangible assets, accounts payable and accrued expenses. The Company received cash of $7.1 million and the balance of $0.5 million, which was deposited by Call Command in an escrow account, was distributed to the Company upon determination of the working capital adjustment in accordance with the terms of the RPM Agreement. The Company recognized a gain on the sale of the RPM business of $3.6 million during the year ended December 31, 2007.

On January 24, 2008, the Company completed the sales of certain assets and liabilities of its AVV data extraction and customer relationship management software business to Dominion Enterprises (“Dominion”) for $22.75 million in cash, plus a working capital payment of approximately $1.1 million which remains subject to adjustment. The Company expects to record a gain of approximately $6.0 million in connection with the transaction.

In conjunction with the dispositions of the Company’s RPM and AVV businesses, the Company entered into Transition Services and Arrangements Agreements (“TSAAs”) whereby the Company agreed to provide certain transition services for the RPM and AVV businesses for a period not to exceed six months and eight months, respectively. The expected cash flows under the TSAAs do not represent a significant continuation of the direct cash flows of the disposed RPM or AVV businesses. The Company also agreed to indemnify each of the purchasers for pre-closing tax obligations and other pre-closing obligations and liabilities. The term of the indemnification for the pre-closing tax obligations is based on the statute of limitation as set forth by the taxing authority. The term of the indemnification for other obligations and liabilities generally range from 1 year to 3 years, with the indemnification obligation for certain specified liabilities surviving indefinitely. The maximum indemnification obligation is the purchase price of each transaction, subject to certain exceptions which have no indemnification limitation. Since it is not possible to determine whether there will be any indemnification obligations in the future or the amounts thereof, the Company cannot estimate the potential amount of future payments, if any, under these indemnification obligations. Therefore, no liability for these indemnification obligations has been recorded.

The assets and liabilities that are included in the sale of the AVV business and AIC operations met the criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 31, 2007 and 2006, respectively, and are classified as held for sale at December 31, 2007 and 2006, respectively. Pursuant to SFAS No. 144 and EITF Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the results of operations presented in the Consolidated Financial Statements reflect the AIC operations and the RPM and AVV businesses as discontinued operations for all periods presented. As discontinued operations, revenues and expenses of the AIC operations and the RPM and AVV businesses have been aggregated and stated separately from the respective captions of continuing operations in the Consolidated Statements of Operations. Expenses

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include direct costs of the business that will be eliminated from future operations as a result of the sale of the AIC operations and the RPM and AVV businesses. Assets and liabilities that are included in the sale of the AIC operations and AVV business have been aggregated and classified as held for sale under current assets, long-term assets and current liabilities. Current assets are comprised of accounts receivable and prepaid expenses. Current liabilities are comprised of deferred revenues, commissions payable and other liabilities. All other references to operating results reflect the ongoing operations of the Company, excluding the AIC operations and the RPM and AVV businesses.

The assets and liabilities attributable to the AIC operations held for sale at December 31, 2006 consist of the following:

Year Ended December 31, 2006
(in thousands)
Prepaid expenses and other current assets	2
Deferred revenue	(393)

$(391)

The results of operations of the AIC operations reported as discontinued operations are summarized as follows:

AIC STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Revenues	$210	$3,087	$3,215
Costs and expenses:
Cost of revenues	10	154	59
Sales and marketing	68	478	386
Technology support	193	1,584	2,224
General and administrative	32	41	1

Total costs and expenses	303	2,257	2,670

Gain on sale	2,762	—	—
Income from discontinued operations	$2,669	$830	$545

The results of operations of the RPM business reported as discontinued operations are summarized as follows:

RPM STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Revenues	$7,145	$14,303	$14,157
Costs and expenses:
Cost of revenues	3,346	7,825	7,145
Sales and marketing	3,303	5,230	4,673
Technology support	287	1,919	2,632
General and administrative	53	59	93
Amortization of intangible assets	43	180	193

Total costs and expenses	7,032	15,213	14,736

Gain on sale	3,576	—	—
Provision for income taxes	(9)	—	(65)
Income (loss) from discontinued operations	$3,680	$(910)	$(644)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities attributable to the AVV business held for sale consist of the following:

Year Ended December 31, 2007
(in thousands)
Accounts receivable, net	$1,328
Prepaid expenses and other current assets	27
Property and equipment, net	141
Goodwill	15,664
Accounts payable	(50)
Accrued expenses	(17)
Deferred revenue	(119)
Other current liabilities	(12)

$16,962

The results of operations of the AVV business reported as discontinued operations are summarized as follows:

AVV STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Revenues	$10,559	$11,554	$10,723
Costs and expenses:
Cost of revenues	88	206	291
Sales and marketing	2,007	2,267	2,319
Technology support	2,137	1,941	2,000
General and administrative	745	1,043	581
Amortization of intangible assets	—	17	40

Total costs and expenses	4,977	5,474	5,231

Provision for income taxes	—	(141)	(200)
Income from discontinued operations	$5,582	$5,939	$5,292

5.	International Operations

Autobytel.Europe was organized and formed in 1997 to expand the Company’s business model and operations throughout Europe.

In December 2005, the Company received $3.9 million from Autobytel.Europe as part of an agreement to dissolve Autobytel.Europe and recognized a foreign currency exchange gain of $1.5 million.

Autobytel.Europe’s total revenue for the year ended December 31, 2005 was $0.3 million. Autobytel.Europe did not generate any revenue for the years ended December 31, 2007 and 2006 as a result of the substantial liquidation. The dissolution of Autobytel.Europe was completed in February 2007.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 25, 2007, the Company sold its 9.41% investment in Autobytel Japan to SBI Holdings Inc. for approximately $4.0 million in cash. In connection with the sale, the Company entered into the 2nd Amended and Restated License Agreement with Autobytel Japan pursuant to which the Company will provide it a perpetual, royalty-free, non-exclusive, non-transferable license for certain intellectual property. The Company does not have any continuing performance obligations under the license agreement. The Company’s investment in Autobytel Japan at the date of the sale was zero as the investment amount had been previously written down. The $4.0 million in cash was received in November 2007 and was reported as other income in the fourth quarter of 2007.

6.	Commitments and Contingencies

Operating Leases

The Company leases its facilities, certain office equipment and a domain name under operating leases which expire on various dates through 2011. As of December 31, 2007, future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2008	$1,545
2009	1,477
2010	1,108
2011	22
Thereafter	—

$4,152

Rent expense included in costs and expenses from continuing operations was $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Guarantees

The Company guarantees operating lease commitments related to the facility in Troy, Michigan for some of its wholly-owned subsidiaries. The maximum guarantee amount is approximately $0.3 million which represents the remaining commitment, through January 2012, on such operating lease arrangements as of December 31, 2007.

Employment Agreements

As of December 31, 2007, Autobytel had agreements with James E. Riesenbach, Chief Executive Officer and President, Monty A. Houdeshell, Executive Vice President and Chief Financial Officer, Ariel Amir, Executive Vice President and Chief Legal and Administrative Officer, Russell Bartlett, Senior Vice President, CRM and Data Services, Mark Garms, Senior Vice President, Dealer Operations and Strategy, Jonathan Rosen, Senior Vice President, Web Business Operations, and Mark Canon, Senior Vice President and Chief Product Officer. In the event of termination, non-renewal or change of control, Mr. Riesenbach is entitled to payments of two times the sum of his annual base salary and a bonus of 100% of base salary and benefits for twenty four months. In the event of termination or non-renewal, Mr. Houdeshell is entitled to payments of one year base salary plus bonus of 60% of base salary and benefits for twelve months. In the event of termination or non-renewal, Mr. Amir is entitled to payments of one year base salary plus bonus of 50% of base salary and benefits for twelve months. Messrs. Houdeshell and Amir are also entitled to additional severance payments in the event of a change of control. The agreements for Messrs. Riesenbach, Amir and Houdeshell also provide that if compensation in the event of a change of control is deemed to be parachute payments under the Internal Revenue Code, then the Company will make additional payments to compensate for their additional tax obligations. The agreement for Mr. Riesenbach expires on March 20, 2009 and provides for a one year extension. If the agreement with Mr. Riesenbach expires by its terms upon the expiration of the additional one year period, Mr. Riesenbach is entitled to receive a severance payment equal to two times his highest annual base salary as well as benefits for twelve months following such expiration. The agreements of Messrs. Amir and Houdeshell expire on July 19, 2009 and January 30, 2010, respectively, and automatically renew for additional one year periods unless either Autobytel or the applicable officer notifies the other of its or his intent not to renew no later than one hundred twenty days prior to the expiration of the then current term. In addition, the agreements provide for vesting of options upon a change of control. In addition, certain other officers, including Messrs. Rosen and Garms, are entitled to six months’ base salary in the event of a termination without cause or for good reason and six months of benefits following

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

termination. Mr. Canon is entitled to twelve months’ base salary in the event of a termination without cause or for good reason and twelve months of benefits following termination. In February 2008, Mr. Bartlett received twelve months’ base salary upon his termination of employment. Mr. Bartlett is also entitled to twelve months of benefits. Mr. Garms holds certain options that vest upon a change of control. The agreements with such officers are ‘at will’.

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

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including the Company, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On September 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including Autoweb, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On September 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether Autoweb will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If Autoweb is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Autoweb’s insurance coverage, or whether such damages would have a material impact on the Company’s results of operations, financial condition or cash flows in any future period.

The Company reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims as of December 31, 2007.

On October 21, 2005, Autobytel received a complaint as well as a demand for arbitration/statement of claim filed by certain former shareholders of Stoneage Corporation (“Stoneage”). The complaint was filed in the Central District of California and names the Company as well as certain current and former officers and directors as defendants. The demand for arbitration was filed with the American Arbitration Association and names the same group of defendants. The allegations and claims in both of these matters are virtually identical and stem from the acquisition of Stoneage by the Company on April 15, 2004. Both the complaint and demand for arbitration contain causes of action for: breach of the acquisition agreement, breach of the registration rights agreement, violations of California Corporations Code Sections 25401 and 25501, violations of California Corporations Code Sections 25400 and 25500, fraud, negligent misrepresentation, fraudulent concealment, and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The demand for arbitration also contains a cause of action for violation of Section 17(a) of the Securities Act of 1933. The complaint and demand for arbitration seek unspecified damages and attorneys’ fees and costs, as well as rescission and punitive awards. The defendants have not responded to either the complaint or demand for arbitration. On November 29, 2005, the parties requested that the arbitration be stayed, and on February 8, 2006, the plaintiffs dismissed the complaint without prejudice. On May 2, 2007, the parties tentatively agreed to a settlement in principle, and a settlement agreement was negotiated and fully executed in September 2007. The Company recorded a liability of $1.0 million against this claim as of March 31, 2007. Payments in accordance with the settlement agreement were made by the Company and its insurer in October 2007.

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

On November 30, 2007, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Insweb Corporation, Leadpoint, Inc., Internet Brands, Inc. and Auto Internet Marketing, Inc. In the lawsuit, the Company asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against such parties, and sought damages and a permanent injunction. The Company cannot assure that the patent will be enforceable or that the above action will be successful.

On March 11, 2008, Insweb Corporation filed a lawsuit in the United States District Court for the Southern District of California against the Company, one of its subsidiaries and Dominion Enterprises, the purchaser of the AVV business. In the lawsuit, Insweb asserted infringement of U.S. Patent No. 6,898,597, entitled “Event Log”, by marketing and selling the WebControl product of the AVV business and is seeking damages and a permanent injunction. The Company intends to vigorously defend the lawsuit. Dominion has asserted an indemnity claim under the purchase agreement relating to the sale of the AVV business. The Company is obligated to indemnify Dominion for this claim subject to and in accordance with the terms of the purchase agreement. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 13, 2008, Edmunds Holding Company et. al filed a lawsuit in the United States District Court for the District of Delaware against the Company. In the lawsuit, Edmunds is seeking a declaration that its business activities, some of which include generating automotive leads, do not infringe the Company’s U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests” and that such patent is invalid. The Company intends to vigorously defend the lawsuit. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

From time to time, the Company is involved in other litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition and cash flows.

7.	Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (IRC or Code) (the 401(k) Plan.) The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 50% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. During 2007, 2006 and 2005, the Company contributed $0.5 million, $0.6 million and $0.6 million, respectively, related to continuing operations and $0.1 million, $0.1 million and $0.2 million, respectively, related to discontinued operations.

8.	Stockholders’ Equity

Preferred Stock

As of December 31, 2007, 11,445,187 shares of preferred stock with a $0.001 par value were authorized and undesignated. There were no shares of preferred stock issued or outstanding as of December 31, 2007.

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

The exercise price of non-statutory options granted under the 1998 Option Plan cannot be lower than 85% of the fair market value of the common stock on the date of grant. The exercise price of all incentive stock options granted cannot be lower than the fair market value on the grant date. With respect to any participants who beneficially own more than 10% of the voting power of all classes of stock of the Company, the exercise price of any stock option granted to such person must be at least 110% of the fair market value on the grant date, and the maximum term of such option is five years. The term of all other options granted under the 1998 Option Plan may be up to 10 years. Under the 1998 Option Plan, certain stock options (Performance Options) vest over a time period determined by the Board of Directors, however, the vesting could be accelerated based on the performance of the Company’s common stock. At December 31, 2007, there were no non-vested performance options outstanding under the 1998 Option Plan.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 1998 Option Plan provides that, unless otherwise provided in the stock option agreement, in the event of any merger, consolidation, or sale or transfer of all or any part of the Company’s business or assets, all rights of the optionee with respect to the unexercised portion of any option will become immediately vested and may be exercised immediately, except to the extent that any agreement or undertaking of any party to any such merger, consolidation, or sale or transfer of assets makes specific provisions for the assumption of the obligations of the Company with respect to the 1998 Option Plan. All stock options granted under the 1998 Option Plan vest according to vesting schedules determined by the Board of Directors.

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

The 1999 Option Plan provides for an automatic grant of an option to purchase 20,000 shares of common stock to each non-employee director on the date on which the person first becomes a non-employee director. In each successive year the non-employee director will automatically be granted an option to purchase 5,000 shares on November 1 of each subsequent year provided the non-employee director has served on the Board of Directors for at least six months. Each option will have a term of 10 years and will be granted at the fair market value of the Company’s common stock on the date of grant. The options vest in their entirety and become exercisable on the first anniversary of the grant date, provided that the optionee continues to serve as a director on such date.

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

Amended and Restated 2001 Restricted Stock and Option Plan

On February 25, 2003, the Board of Directors approved the Amended and Restated 2001 Restricted Stock and Option Plan, which was approved by stockholders on June 25, 2003 (the Restricted Plan). The Restricted Plan allows for the granting of restricted stock, deferred share awards, stock options and stock appreciation rights to selected directors, officers, employees, consultants or other service providers of the Company. The Company has reserved 1,500,000 shares under the Restricted Plan. The Restricted Plan prohibits anyone from receiving awards for more than 400,000 shares per year. The Board of Directors may grant awards that vest immediately or based on future conditions. The Board of Directors has the discretionary authority to impose, in agreements, such restrictions on shares of common stock issued pursuant to restricted stock awards under the Restricted Plan as it may deem appropriate or desirable, including but not limited to the authority to impose a right of first refusal or to establish repurchase rights or both of these restrictions. Any repurchase right of the Company lapses on consummation of a change of control. Options may be either incentive stock options or nonqualified stock options. The per share exercise price of an incentive stock option shall not be less than 100% of the fair market value of a share on the date the option is granted (110% in the case of a grant to a ten-percent stockholder). The per share exercise price of a nonqualified stock option shall not be less than 85% of the fair market value of a share on the date the option is granted. No option shall be exercisable after the expiration of ten years from its

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant date (five years in the case of an incentive stock option granted to a ten-percent stockholder). Options granted to optionees who are not directors, officers, or consultants must become exercisable at a rate no longer than 20% per year for five years from the grant date. Except as described below and as provided in the Restricted Plan, participants will not have any rights in the event that the Company is sold, merged, or otherwise reorganized. Unless the award agreement provides differently or unless any party to the merger, consolidation, or sale or transfer of the Company assets assumes the Company’s obligations with respect to awards under the Restricted Plan, the unvested portion of awards will become immediately vested upon any merger (other than a merger in which the Company is the surviving entity and the terms and number of outstanding shares remain unchanged as compared to the terms and number of outstanding shares prior to the merger), consolidation, or sale or transfer of the Company assets.

2004 Restricted Stock and Option Plan

The Company’s 2004 Restricted Stock and Option Plan (the 2004 Plan) was adopted by the Board of Directors on March 2, 2004, and approved by the stockholders on June 24, 2004. The 2004 Plan provides that an aggregate of 2,700,000 shares of the Company’s common stock are available to be awarded to the Company’s directors, officers, employees, consultants, or other service providers in the form of restricted shares, restricted units, deferred shares, options, SARs, and performance units; provided, that the maximum number of shares that can be awarded in the form of restricted shares, restricted units, deferred shares, or performance awards cannot exceed 200,000 shares. The 2004 Plan prohibits anyone from receiving an award of more than 500,000 shares of the Company’s common stock during any one calendar year, or 1,000,000 shares of the Company’s common stock during the term of the 2004 Plan. In addition, the 2004 Plan prohibits anyone from receiving performance units in any performance period (which shall not be less than one fiscal year) in excess of $2,500 in cash. The Board of Directors may grant awards that vest immediately or based on future conditions. The Board of Directors has the discretionary authority to impose certain restrictions on awards, including repurchase rights in favor of the Company. The per share exercise price of both incentive and nonstatutory stock options shall not be less than 100% of the fair market value of a share on the date the option is granted (110% in the case of a grant to a ten-percent stockholder). No option shall be exercisable after the expiration of ten years from its grant date (five years in the case of an incentive stock option granted to a ten-percent stockholder). Options granted to optionees who are not directors, officers, or consultants must become exercisable at a rate no longer than 20% per year for five years from the grant date. Unless the award agreement provides differently or unless any party to the merger, consolidation, or sale or transfer of the Company assets assumes the Company’s obligations with respect to awards under the 2004 Plan, the unvested portion of awards will become immediately vested upon any merger (other than a merger in which the Company is the surviving entity and the terms and number of outstanding shares remain unchanged as compared to the terms and number of outstanding shares prior to the merger), consolidation, or sale or transfer of the Company assets. Unless the award agreement provides differently, upon any liquidation or dissolution of the Company as provided in the 2004 Plan, all of the rights to any portion of unvested awards will end, and the awards will be canceled at the time of the liquidation or dissolution unless the relevant dissolution or liquidation plan provides otherwise.

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

To induce Monty A. Houdeshell to join the Company as Chief Financial Officer, on January 30, 2007, the Company entered into an agreement with Mr. Houdeshell whereby the Company granted 300,000 options to him at an exercise price of $3.74 per share. Of the 300,000 options granted, 250,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R) as of January 30, 2007. The remaining 50,000 options are performance-based awards where the future performance criteria were to be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted until such time that the performance criteria have been defined. On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 16,667 performance-based options held by Mr. Houdeshell. The performance criteria are based upon the attainment by the Company of certain

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue, earnings before income taxes, depreciation and amortization (EBITDA) and strategic goals. Therefore, under SFAS No. 123(R), the total performance-based awards of 16,667 were deemed granted as of July 17, 2007 and are included in the outstanding options at December 31, 2007, and the Company began recognizing compensation expense for these awards as of July 17, 2007. As of December 31, 2007, there remain 33,333 performance-based options for which the performance criteria are not yet defined. These options are not included in outstanding options at December 31, 2007 and the Company will begin recognizing share-based compensation expense based on the fair value of the remaining 33,333 performance-based options on the date the performance criteria have been defined.

The 16,667 performance-based options granted to Mr. Houdelshell in 2007 had a fair value of $2.42 per award based on the Black-Scholes option-pricing model and the following assumptions: expected dividend yield of 0%, expected volatility of 62.01%, expected risk-free interest rate of 5.02% and an expected term of 4.36 years. Total expense recorded for these performance-based options was $28,000 in 2007.

2006 Riesenbach Options

In connection with hiring Mr. Riesenbach as President and Chief Executive Officer on March 20, 2006, Mr. Riesenbach was granted stock options to purchase 1,000,000 shares of common stock, which vest, as to 333,333 of the options, on March 20, 2007, and thereafter (i) 11,111 of the options vest on each monthly anniversary of the grant date over the period beginning on the 13th monthly anniversary and ending on the 35th monthly anniversary of the grant date, (ii) 11,114 of the options vest on the day immediately preceding the 36th monthly anniversary of the grant date, provided that the vesting of such options will accelerate upon a change of control, or termination due to death or disability, by the Company without cause or by Mr. Riesenbach for good reason, and (iii) 200,000 of the options will vest upon each filing by the Company of its Annual Report on Form 10-K for each of the fiscal years ending on December 31, 2007 and December 31, 2008 provided Mr. Riesenbach is actively employed by the Company on the respective vesting dates and Mr. Riesenbach and the Company have satisfied reasonable performance criteria established by the Board of Directors or a committee thereof in its sole discretion after consulting with Mr. Riesenbach, provided that the vesting of such options will accelerate upon a change of control. Most vested options held by Mr. Riesenbach may be exercised for two years after termination other than in the event of termination for cause.

To induce Mr. Riesenbach to join the Company as Chief Executive Officer and President, on March 20, 2006, the Company entered into an agreement with Mr. Riesenbach whereby the Company granted 1,000,000 options to him at an exercise price of $4.68. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R) as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria will be defined at a future date. As such, in accordance with SFAS No. 123(R), the awards are not considered granted and are not included in outstanding options until such time that the performance criteria have been defined. On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 200,000 performance-based options held by Mr. Riesenbach. The performance criteria are based upon the attainment by the Company of certain revenue, earnings before income taxes, depreciation and amortization (EBITDA) and strategic goals. Therefore, under SFAS No. 123(R), the total performance-based awards of 200,000 were deemed granted as of July 17, 2007 and are included in the outstanding options at December 31, 2007, and the Company began recognizing compensation expense for these awards as of July 17, 2007. As of December 31, 2007, there remain 200,000 performance-based options for which the performance criteria are not yet defined. These options are not included in outstanding options at December 31, 2007 and the Company will begin recognizing share-based compensation expense based on the fair value of the remaining 200,000 performance-based options on the date the performance criteria have been defined.

The 200,000 performance-based options granted to Mr. Riesenbach in 2007 had a fair value of $2.18 per award based on the Black-Scholes option-pricing model and the following assumptions: expected dividend yield of 0%, expected volatility of 62.01%, expected risk-free interest rate of 5.02% and an expected term of 4.36 years. Total expense recorded for these performance-based options was $0.3 million in 2007.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s outstanding stock options as of December 31, 2007, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2006	10,661,551	$5.08
Granted	1,155,167	3.73
Exercised	(1,014,412)	2.01
Forfeited and expired	(1,815,670)	7.20

Outstanding at December 31, 2007	8,986,636	$4.82	6.57	$708,101

Vested and expected to vest at December 31, 2007	8,194,461	$4.96	6.36	$698,655

Exercisable at December 31, 2007	6,288,188	$5.37	5.58	$669,361

The total intrinsic value of options exercised during 2007, 2006 and 2005, was $1.6 million, $0.4 million and $0.4 million, respectively.

As of December 31, 2007, 2,393,657 stock options were available for grant under the Company’s stock option plans.

1996 Employee Stock Purchase Plan

The Company’s 1996 Employee Stock Purchase Plan (Purchase Plan) was adopted by the Board of Directors in November 1996. On February 25, 2003, the Board of Directors approved an amendment providing for an additional 300,000 shares of common stock issuable over a ten-year period ending on February 24, 2013. The amendment was approved by stockholders on June 25, 2003. On April 17, 2007, the Board of Directors approved an amendment providing for an additional 350,000 shares of common stock issuable over a ten-year period ending on April 17, 2017. The amendment was approved by stockholders on June 22, 2007. The Purchase Plan, which is intended to qualify under Section 423 of the Code, permits eligible employees of the Company to purchase shares of common stock through payroll deductions of up to ten percent of their compensation, up to a certain maximum amount for all purchase periods ending within any calendar year. The Company has reserved a total of 1,094,444 shares of common stock for issuance under the Purchase Plan. The price of common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first or last day of each six month purchase period. Employees may end their participation in the Purchase Plan at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company.

A summary of the Company’s outstanding awards under the employee stock purchase plan as of December 31, 2007, and changes during the period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	83,827	$2.69
Granted	130,817	2.88
Exercised	(108,381)	2.83
Forfeited	(39,522)	2.87

Outstanding at December 31, 2007	66,741	$2.73	1 month	$1

Vested and expected to vest at December 31, 2007	60,934	$2.73	1 month	$1

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Shares Purchase Rights Plan

In July 2004, the Board of Directors approved the adoption of a stockholder rights plan under which all stockholders of record as of August 10, 2004 received rights to purchase shares of Series A Junior Participating Preferred Stock. The rights were distributed as a non-taxable dividend and will expire July 30, 2014.

The rights will be exercisable only if a person or group acquires 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. If a person or group acquires 15% or more of the common stock, all rightholders, except the acquirer, will be entitled to acquire at the then exercise price of a right that number of shares of the Company’s common stock which at the time will have a market value of two times the exercise price of the right. Under certain circumstances, all rightholders, other than the acquirer, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which at the time will have a market value of two times the exercise price of the right. The initial exercise price of a right is $65.00.

The Board of Directors may terminate the rights plan at any time or redeem the rights prior to the time a person or group acquires more than 15% of the Company’s common stock.

9.	Accrued Liability for Work Force Reduction

As part of the Company’s cost reduction efforts, in the fourth quarter of 2007, the Company initiated a workforce reduction of approximately 14% of its workforce. The affected employees were mostly in the areas of accounting and finance, information technology, and other general and administrative related areas. The reduction was effected in order to reduce the Company’s overall cost structure and generate operational efficiencies across product lines. The Company estimates the charges associated with the reduction in workforce will range between $0.9 million and $1.0 million, $0.9 million of which was expensed in the fourth quarter of 2007 with the remainder to be incurred in the first quarter of 2008. The charges consist mainly of severance costs and other benefits.

10.	Income Taxes

The benefit for income taxes from continuing operations consists of the following for the years ended December 31:

	2007	2006	2005
	(in thousands)
Current:
Federal	$—	$107	$37
State	—	—	—

	—	107	37
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total income tax benefit	$—	$107	$37

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007	2006	2005
Tax provision at U.S. federal statutory rates	(35.0)%	(35.0)%	(35.0)%
State taxes	0.1	0.1	1.3
Non-deductible permanent items	0.4	0.3	1.1
Incentive stock options	2.4	1.1	—
Goodwill	6.0	—	—
Change in federal valuation allowance	26.1	33.2	32.3

	0.0%	(0.3)%	(0.3)%

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$255	$327
Accrued liabilities	401	915
Net operating loss carryforwards	33,319	32,183
Tax credits	—	464
Fixed assets	830	720
Intangible assets	2,864	4,549
Share-based compensation expense	3,188	1,721
Other	115	59

Total gross deferred tax assets	40,972	40,938
Deferred tax liabilities:
Intangible assets	(74)	(276)
Other	(281)	—
Federal benefit of state taxes	(1,434)	(1,482)

Total gross deferred tax liabilities	(1,789)	(1,758)
Valuation allowance	(39,183)	(39,180)

Net deferred income taxes	$—	$—

At December 31, 2007, the Company had recorded a valuation allowance of $39.2 million on its net deferred tax assets. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized.

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $88.1 million and $51.6 million, respectively. The federal net operating loss carryforwards expire through 2027 as follows (in millions):

Amount
2021	$30.4
2022	4.2
2023	0.5
2024	4.4
2025	7.2
2026	25.9
2027	15.5

$88.1

The state net operating loss carryforwards expire through 2017 as follows (in millions):

Amount
2009(1)	$1.3
2010(2)	—
2011(2)	—
2012(2)	—
2013(2)	17.3
2014(2)	3.4
2015(2)	5.4
2016(2)	20.9
2017(2)	3.3

$51.6

(1)	Ohio tax will be phased out by 2009.

(2)	California net operating loss has a 10 year carryforward period.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A portion of these net operating losses is subject to an annual limitation of approximately $0.5 million per year. The federal and state net operating losses begin to expire in 2021 and 2013, respectively. Approximately $10.8 million and $5.0 million, respectively, of the federal and state net operating loss carryforwards were incurred by subsidiaries prior to the date of the Company’s acquisition of such subsidiaries. The Company established a valuation allowance of $4.1 million at the date of acquisitions related to these subsidiaries. Accordingly, the tax benefits associated with the realization of such net operating losses will be credited to goodwill if realized. In addition, the federal and state net operating losses of approximately $13.5 million and $8.5 million, respectively, relate to stock option deductions. Therefore, to the extent that the valuation allowance is reduced in the future and such options are realized in accordance with SFAS No. 123(R), approximately $4.7 million and $0.5 million, respectively, will be credited to stockholder’s equity rather than to income tax benefit.

At December 31, 2007, deferred tax assets exclude approximately $0.6 million and $0.1 million of tax-effected federal and state net operating losses pertaining to tax deductions from stock-based compensation. Upon future realization of these benefits, the Company expects to increase additional paid-in capital and reduce income taxes payable. For purposes of SFAS No. 123(R), the benefit of excess stock option deductions is not recorded until such time that the deductions reduce income taxes payable. For purposes of determining when the stock options reduce income taxes payable, the Company has adopted the “with and without” approach under SFAS No. 123(R) whereby the Company considers net operating losses arising from continuing operations prior to net operating losses attributable to excess stock option deductions.

At December 31, 2007 the Company had federal and state tax credit carryforwards of $0.3 million and $0.2 million, respectively, which begin to expire in 2021.

Upon adoption of FIN No. 48, the Company analyzed its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. At the adoption date of January 1, 2007, the Company had $0.5 million of unrecognized tax benefits. Of the total unrecognized tax benefits at the adoption date, the entire amount of $0.5 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $0.5 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact the Company’s effective tax rate. The Company adopted the provisions of FIN 48 on January 1, 2007. The following table shows the reconciliation of the total amounts of unrecognized tax benefits for 2007 (in thousands):

Unrecognized tax benefit – opening balance	$500
Gross increases or decreases – current period	—
Settlements	—
Lapse of statue of limitations	—

Unrecognized tax benefit	$500

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and December 31, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized in the year ended December 31, 2007.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Related Party Transactions

The wife of Mark Garms, Senior Vice President, Dealer Operations and Strategy, joined the Company in February 2005 as Director, Project Management and was promoted to Senior Director, Project Management in June 2006. Her base salary is $145,000 and she is eligible for a bonus of up to 20% of her base salary. Her base salary and bonus payments for 2007 were $145,000 and $18,500, respectively. Mrs. Garms was granted 15,000 options on August 14, 2006 at $2.99 per share. The options vest as to 33 1/3% on the first anniversary of the grant date and as to  1/36th at the end of each successive monthly anniversary thereafter for the following 24 months.

During the fourth quarter of 2007, the Company entered into a transaction with The Search Agency, a provider of search engine marketing and search engine optimization services. Jeffrey M. Stibel, a director of the Company, is an equity owner of The Search Agency. The Company incurred costs of approximately $0.1 million for services provided by The Search Agency in 2007, which were included in accounts payable in the Company’s Consolidated Balance Sheet as of December 31, 2007. All such services were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

12.	Subsequent Events

On January 24, 2008 the Company sold certain assets and liabilities of its AVV data extraction and customer relationship management software business to Dominion Enterprises for $22.75 million in cash, plus a working capital payment of approximately $1.1 million which remains subject to adjustment. The Company expects to record a gain of approximately $6.0 million in connection with the transaction.

On March 14, 2008, the Company received the first annual installment of $2.67 million pursuant to the settlement agreement with Dealix Corporation (“Dealix”).

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Quarterly Financial Data (Unaudited)

The Company is restating, within this Annual Report on Form 10-K, its unaudited condensed consolidated financial statements for the first, second, and third fiscal quarters of 2007 relating to the accounting of the $20.0 million patent litigation settlement the Company entered into with Dealix relating to a patent infringement lawsuit.

Background

In 2004, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Dealix, a wholly-owned subsidiary of The Cobalt Group (“Cobalt”). In that lawsuit, the Company asserted infringement of U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” against Dealix. In December 2006, the Company entered into a settlement agreement (the “Settlement Agreement”) with Dealix relating to the lawsuit. With court approval on March 25, 2007, the lawsuit against Dealix was dismissed. Among other things, the Settlement Agreement provides:

•

that Dealix pay the Company a total of $20.0 million in settlement payments, comprised of $12.0 million due on March 13, 2007 (the (“Initial Payment”) and payments of approximately $2.7 million each year thereafter for three years (each a “Yearly Payment” and collectively the “Yearly Payments”);

•

subject to the Company’s receipt of the full and timely payment of the Initial Payment and the Yearly Payments, for its release of Dealix and Cobalt and certain of their respective affiliates from all claims existing on the execution date of the Settlement Agreement;

•	for Dealix and Cobalt’s release of the Company and certain of its affiliates from all claims existing on the execution date of the Settlement Agreement;

•	the grant by the Company of a non-exclusive license to Dealix and Cobalt and their subsidiaries under certain of the Company’s patent and patent applications (the “License”); and

•

that, to the extent that operating under the License infringes any other patent owned by the Company or which it has the right to license, the Company will not sue Dealix or Cobalt or their subsidiaries based on such other patent.

On March 13, 2007, the Company received the Initial Payment of $12.0 million. The Company received the first Yearly Payment in March 2008. While the Yearly Payments have been guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate, there is no assurance that the Company will receive any remaining Yearly Payments on their respective due dates or at all.

Initially, the Company allocated the $20.0 million settlement as follows (in thousands):

Mutual release of claims	$9,899
Non-exclusive license	9,192
Discount on remaining outstanding payments	909

Total settlement amount	$20,000

The Company had previously recognized approximately $9.9 million of the Initial Payment as patent litigation settlement, a credit within costs and expenses, in its condensed consolidated statements of operations for the three, six and nine months ended March 31, June 30, and September 30, 2007, respectively. The Company had also recorded a receivable on its condensed consolidated balance sheet for the remaining three Yearly Payments, which were discounted to their net present value of approximately $7.1 million. As of March 31, 2007 and June 30, 2007, approximately $2.5 million and approximately $4.6 million was included in prepaid expenses and other current assets, and other assets, respectively, in the condensed consolidated balance sheets. In the condensed consolidated balance sheet as of September 30, 2007, these amounts had increased to approximately $2.6 million and approximately $4.7 million, in prepaid expenses and other current assets, and other assets, respectively. The calculated discount of approximately $0.9 million was reflected as a reduction to the gain from litigation settlement and was being amortized over a three-year period to interest and other income in the Company’s condensed consolidated statements of operations.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To estimate the fair value of the License, an income approach was used, which included estimates of projected license revenue and related expenses, discounted utilizing a rate of 17%. The fair value of the License was estimated at $9.2 million. The Company recorded $0.8 million and $8.4 million in current and non-current deferred revenue, respectively, in the condensed consolidated balance sheet as of March 31, 2007. The deferred revenue was to be recognized to revenue on a straight-line basis through January 2019, the patent’s remaining life.

On April 27, 2007, the Company received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”) relating to its accounting for the proceeds of the patent litigation settlement with Dealix. Additional comments were received from the Staff in comment letters dated June 4, 2007, June 22, 2007, July 25, 2007, September 19, 2007, January 28, 2008 and February 6, 2008 and the Company responded to each of the Staff’s letters received.

In connection with this review, and subsequent to the issuance of its September 30, 2007 condensed consolidated unaudited quarterly financial statements filed on Form 10-Q, management concluded that the license had been delivered and the Company had no further performance obligation to deliver. As such, all the proceeds from the patent litigation settlement should be recognized within costs and expenses on the Consolidated Statement of Operations upon the first to occur of receipt of the payment and determination of reasonable assurance of collectibility of the Yearly Payments.

Management also reconsidered the potential realization of the $8.0 million in Yearly Payments due to the Company as of December 31, 2007. As the Company was unable to obtain financial information on Dealix or the guarantor, it was not able to assess with reasonable assurance the collectibility of the Yearly Payments to be received. Therefore, the $8.0 million in Yearly Payments to be received as of December 31, 2007 will only be recognized upon the first to occur of receipt of such Yearly Payments and determination of reasonable assurance of collectibility of such Yearly Payments.

The remaining Yearly Payments of $8.0 million, as of December 31, 2007, to be paid out in installments of approximately $2.7 million on the next three annual anniversary dates of the Initial Payment are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. However, while the Company would pursue payment from the debtor and/or the guarantor, the Company does not have the ability to state with reasonable assurance that it will receive the remaining Yearly Payments from either Dealix or WP Equity Partners, Inc. on their respective due dates or at all. As such, the Company concluded that the booking of a receivable for such future payments is not appropriate and, as noted above, there will be financial statement recognition upon the first to occur of receipt of payment and determination of reasonable assurance of collectibility of such Yearly Payments.

As a result, in this Annual report on Form 10-K, the Company revised its accounting as follows:

•

For the quarter ended March 31, 2007, it recognized a net increase in the recorded settlement of $2.1 million, which it had previously reported as deferred revenue resulting in all of the initial proceeds of $12.0 million received in 2007 being recognized, and reversing the previously recorded receivable and related deferred liability.

•

For the quarters ended June 30, and September 30, 2007, it also revised its accounting by reversing the previously recorded amortization of deferred liability and discount on future payments of approximately $0.3 million in both periods, and reversing the remaining balances of the previously recorded receivable and related deferred liability.

The adjustments recorded in this restatement result in all proceeds from the patent litigation settlement being recognized in the period received, with no provision or recognition for future payments until reasonable assurance of collectibility is determined or cash is received. For the full year ended December 31, 2007, the Company recognized an additional $1.2 million of income as compared to the original accounting. The adjustments recorded in this restatement also remove any need to recognize either an asset or liability associated with the patent litigation settlement as of December 31, 2007.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net effects of the restatement adjustment on the corresponding balance sheet accounts, as of the quarters ended March 31, June 30 and September 30, 2007, indicated in the following table, are in thousands, except per share data:

BALANCE SHEET DATA: (Unaudited)

	Consolidated Balance Sheets
	(Amounts in thousands, except share and per share data)
	(Unaudited)
	March 31, 2007
	As Previously Reported	Correction of Error	As Restated
Current assets:
Domestic cash and cash equivalents	$28,084		$28,084
Restricted international cash and cash equivalents	—		—
Short-term investments	—		—
Accounts Receivable, net of allowances	16,833		16,833
Prepaid expenses and other current assets	4,081	(2,514)	1,567

Total current assets	48,998	(2,514)	46,484
Long-term investments	—		—
Property and equipment, net	11,977		11,977
Goodwill	70,697		70,697
Acquired intangible assets, net	446		446
Other assets	4,795	(4,586)	209

Total assets	$136,913	$(7,100)	$129,813

Current liabilities:
Accounts payable	$6,930		6,930
Accrued expenses	6,504		6,504
Deferred revenues	1,981	(779)	1,202
Other current liabilities	1,109		1,109

Total current liabilities	16,524	(779)	15,745
Deferred Rent - non-current	178		178
Deferred revenues - non-current	8,658	(8,399)	259
Other liabilities - non-current	—		—

Total liabilities	25,360	(9,178)	16,182
Stockholders’ equity:
Preferred stock	—		—
Common stock	43		43
Additional paid-in capital	292,025		292,025
Accumulated other comprehensive loss	—		—
Accumulated deficit	(180,515)	2,078	(178,437)

Total stockholders’ equity	111,553	2,078	113,631

Total liabilities and stockholders’ equity	$136,913	$(7,100)	$129,813

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Balance Sheets
	(Amounts in thousands, except share and per share data)
	(Unaudited)
	June 30, 2007
	As Previously Reported	Correction of Error	As Restated
Current assets:
Domestic cash and cash equivalents	$28,279		$28,279
Restricted international cash and cash equivalents	—	—	—
Short-term investments	—	—	—
Accounts Receivable, net of allowances	17,478		17,478
Prepaid expenses and other current assets	5,640	(2,555)	3,085

Total current assets	51,397	(2,555)	48,842
Long-term investments	—		—
Property and equipment, net	12,940		12,940
Goodwill	67,738		67,738
Acquired intangible assets, net	387		387
Other assets	4,895	(4,659)	236

Total assets	$137,357	$(7,214)	$130,143

Current liabilities:
Accounts payable	$6,130		$6,130
Accrued expenses	6,793		6,793
Deferred revenues	2,056		2,056
Other current liabilities	1,965	(779)	1,186

Total current liabilities	16,944	(779)	16,165
Deferred Rent - non-current	251	—	251
Deferred revenues - non-current	237		237
Other liabilities - non-current	8,205	(8,205)	—

Total liabilities	25,637	(8,984)	16,653
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	43		43
Additional paid-in capital	293,919		293,919
Accumulated other comprehensive loss	—		—
Accumulated deficit	(182,242)	1,770	(180,472)

Total stockholders’ equity	111,720	1,770	113,490

Total liabilities and stockholders’ equity	$137,357	$(7,214)	$130,143

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Balance Sheets
	(Amounts in thousands, except share and per share data)
	(Unaudited)
	September 30, 2007
	As Previously Reported	Correction of Error	As Restated
Current assets:
Domestic cash and cash equivalents	$28,270		$28,270
Restricted international cash and cash equivalents	—		—
Short-term investments	—		—
Accounts Receivable, net of allowances	14,675		14,675
Prepaid expenses and other current assets	4,661	(2,595)	2,066

Total current assets	47,606	(2,595)	45,011
Long-term investments	—		—
Property and equipment, net	11,909		11,909
Goodwill	67,738		67,738
Acquired intangible assets, net	345		345
Other assets	4,920	(4,733)	187

Total assets	$132,518	$(7,328)	$125,190

Current liabilities:
Accounts payable	$7,190		$7,190
Accrued expenses	6,275		6,275
Deferred revenues	1,659		1,659
Other current liabilities	1,534	(779)	755

Total current liabilities	16,658	(779)	15,879
Deferred Rent - non-current	223	—	223
Deferred revenues - non-current	216		216
Other liabilities - non-current	8,010	(8,010)	—

Total liabilities	25,107	(8,789)	16,318
Stockholders’ equity:
Preferred stock	—		—
Common stock	44		44
Additional paid-in capital	295,888		295,888
Accumulated other comprehensive loss	—		—
Accumulated deficit	(188,521)	1,461	(187,060)

Total stockholders’ equity	107,411	1,461	108,872

Total liabilities and stockholders’ equity	$132,518	$(7,328)	$125,190

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF OPERATIONS DATA: (Unaudited)

Retrospective changes – Discontinued operations. The Company sold certain assets and liabilities of its Automotive Information Center (“AIC”) data operations, its former vehicle price and specification operations, on January 31, 2007. AIC was determined to be a discontinued operation during the fourth quarter of fiscal 2006. The Company also sold its wholly-owned subsidiary, Retention Performance Marketing, Inc., which was in the business of providing customer loyalty and retention marketing programs (“RPM”), on June 30, 2007. RPM was determined to be a discontinued operation in the second quarter of fiscal 2007. In January 2008, the Company sold certain assets and liabilities of its AVV, Inc. (“AVV”) business, its former software applications and services and data extraction business. AVV was determined to be a discontinued operation in the fourth quarter of fiscal 2007. Accordingly, the AIC operations, and RPM and AVV businesses are presented in the consolidated financial statements as discontinued operations. As discontinued operations, revenues and expenses of the AIC operations, and RPM and AVV businesses have been aggregated and stated separately from the respective captions in continuing operations in the condensed consolidated statements of operations. Expenses included in discontinued operations are direct costs of the AIC operations, and RPM and AVV businesses that will be eliminated from future operations as a result of the sale of the AIC operations, and RPM and AVV businesses.

The following table sets forth selected consolidated statements of operations data for Autobytel, showing previously reported amounts and restated amounts for the quarters ended March 31, June 30 and September 30, 2007:

	Consolidated Statements of Operations
	(Amounts in thousands, except share and per share data)
	(Unaudited)
	Three Months Ended March 31, 2007
	As Previously Reported	Correction of Error	As Restated for Error	Reclassifications		Discontinued Operations	As Restated
Revenues	$28,366	$(14)	$28,352	$(89	)A	$(6,317)	$21,946
Costs and expenses:
Cost of revenues	13,338	—	13,338	68	B	(1,731)	11,675
Sales and marketing	7,709	—	7,709	37	C	(2,047)	5,699
Technology support	4,977	—	4,977	(37	)C	(736)	4,204
General and administrative	8,810	—	8,810	—		(208)	8,602
Amortization of acquired intangible assets	344	—	344	—		(43)	301
Patent litigation settlement	(9,899)	(2,101)	(12,000)	—		—	(12,000)

Total costs and expenses	25,279	(2,101)	23,178	68		(4,765)	18,481

Operating income (loss)	3,087	2,087	5,174	(157)		(1,552)	3,465
Interest and other income	329	(9)	320	157	D	—	477
Foreign currency exchange loss	(7)	—	(7)	—		—	(7)

Income (loss) from continuing operations before income taxes	3,409	2,078	5,487	—		(1,552)	3,935
Provision for income taxes	(7)		(7)			7	—

Income (loss) from continuing operations	3,402	2,078	5,480	—		(1,545)	3,935
Income from discontinued operations	2,170	—	2,170	—		1,545	3,715

Net income	$5,572	$2,078	$7,650	$—		$—	$7,650

Loss per share from continuing operations:
Basic	$0.08	$0.05	$0.13	$—		$(0.04)	$0.09
Diluted	$0.08	$0.05	$0.13	$—		$(0.04)	$0.09
Income per share from discontinued operations:
Basic	$0.05	$—	$0.05	$—		$0.04	$0.09
Diluted	$0.05	$(0.01)	$0.04	$—		$0.04	$0.08
Net income (loss) per share:
Basic	$0.13	$0.05	$0.18	$—		$—	$0.18
Diluted	$0.13	$0.04	$0.17	$—		$—	$0.17

A	Reclassification of $(157) of licensing fees from other revenue to other income, and $68 of inter-company elimination associated with discontinued operations

B	Reclassification of $68 of inter-company elimination associated with discontinued operations

C	Reclassification of $37 of certain employee costs from sales and marketing to technology support to conform with current year presentation

D	Reclassification of $157 of licensing fees from other revenue to other income

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Statements of Operations
	(Amounts in thousands, except share and per share data)
	(Unaudited)
	Three Months Ended June 30, 2007
	As Previously Reported	Correction of Error	As Restated for Error	Reclassifications		Discontinued Operations	As Restated
Revenues	$24,331	$14	$24,345	$(96	)A	$(2,607)	$21,642
Costs and expenses:
Cost of revenues	12,718	—	12,718	62	B	(18)	12,762
Sales and marketing	5,684	—	5,684	41	C	(503)	5,222
Technology support	5,189	—	5,189	(41	)C	(540)	4,608
General and administrative	6,464	—	6,464	—		(158)	6,306
Amortization of acquired intangible assets	79	—	79	—		—	79
Patent litigation settlement	—	—	—	—		—	—

Total costs and expenses	30,134	—	30,134	62		(1,219)	28,977

Operating income (loss)	(5,803)	14	(5,789)	(158)		(1,388)	(7,335)
Interest and other income	626	(322)	304	158	D	—	462
Foreign currency exchange loss	—		—	—		—	—

Income (loss) from continuing operations before income taxes	(5,177)	(308)	(5,485)	—		(1,388)	(6,873)
Provision for income taxes	—	—	—			—	—

Income (loss) from continuing operations	(5,177)	(308)	(5,485)	—		(1,388)	(6,873)
Income from discontinued operations	3,450	—	3,450	—		1,388	4,838

Net income (loss)	$(1,727)	$(308)	$(2,035)	$—		$—	$(2,035)

Loss per share from continuing operations:
Basic	$(0.12)	$(0.01)	$(0.13)	$—		$(0.03)	$(0.16)
Diluted	$(0.12)	$(0.01)	$(0.13)	$—		$(0.03)	$(0.16)
Income per share from discontinued operations:
Basic	$0.08	$—	$0.08	$—		$0.03	$0.11
Diluted	$0.08	$—	$0.08	$—		$0.03	$0.11
Net income (loss) per share:
Basic	$(0.04)	$(0.01)	$(0.05)	$—		$—	$(0.05)
Diluted	$(0.04)	$(0.01)	$(0.05)	$—		$—	$(0.05)

A	Reclassification of $(158) of licensing fees from other revenue to other income, and $62 of inter-company elimination associated with discontinued operations

B	Reclassification of $62 of inter-company elimination associated with discontinued operations

C	Reclassification of $41 of certain employee costs from sales and marketing to technology support to conform with current year presentation

D	Reclassification of $158 of licensing fees from other revenue to other income

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Statements of Operations
	(Amounts in thousands, except share and per share data)
	(Unaudited)
	Six Months Ended June 30, 2007
	As Previously Reported	Correction of Error	As Restated for Error	Reclassifications	Discontinued Operations	As Restated
Revenues	$49,075	$—	$49,075	$(185)	$(5,302)	$43,588
Costs and expenses:
Cost of revenues	24,352	—	24,352	130	(45)	24,437
Sales and marketing	11,859	—	11,859	78	(1,016)	10,921
Technology support	10,045	—	10,045	(78)	(1,155)	8,812
General and administrative	15,264	—	15,264	—	(356)	14,908
Amortization of acquired intangible assets	380	—	380	—	—	380
Patent litigation settlement	(9,899)	(2,101)	(12,000)	—	—	(12,000)

Total costs and expenses	52,001	(2,101)	49,900	130	(2,572)	47,458

Operating income (loss)	(2,926)	2,101	(825)	(315)	(2,730)	(3,870)
Interest and other income	955	(331)	624	315	—	939
Foreign currency exchange loss	(7)	—	(7)	—	—	(7)

Income (loss) from continuing operations before income taxes	(1,978)	1,770	(208)	—	(2,730)	(2,938)
Provision for income taxes	(7)	—	(7)	—	7	—

Income (loss) from continuing operations	(1,985)	1,770	(215)	—	(2,723)	(2,938)
Income from discontinued operations	5,830	—	5,830	—	2,723	8,553

Net income (loss)	$3,845	$1,770	$5,615	$—	$—	$5,615

Loss per share from continuing operations:
Basic	$(0.05)	$0.04	$(0.01)	$—	$(0.06)	$(0.07)
Diluted	$(0.05)	$0.04	$(0.01)	$—	$(0.06)	$(0.07)
Income per share from discontinued operations:
Basic	$0.14	$—	$0.14	$—	$0.06	$0.20
Diluted	$0.14	$—	$0.14	$—	$0.06	$0.20
Net income (loss) per share:
Basic	$0.09	$0.04	$0.13	$—	$—	$0.13
Diluted	$0.09	$0.04	$0.13	$—	$—	$0.13

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Statements of Operations
	(Amounts in thousands, except share and per share data)
	(Unaudited)
	Three Months Ended September 30, 2007
	As Previously Reported	Correction of Error	As Restated for Error	Reclassifications		Discontinued Operations	As Restated
Revenues	$24,763	$—	$24,763	$(156	)A	$(2,696)	$21,911
Costs and expenses:
Cost of revenues	14,959	—	14,959	—		(25)	14,934
Sales and marketing	5,742	—	5,742	19	B	(501)	5,260
Technology support	5,107	—	5,107	(19	)B	(511)	4,577
General and administrative	5,839	—	5,839	—		(240)	5,599
Amortization of acquired intangible assets	42	—	42	—		—	42
Patent litigation settlement	—	—	—	—		—	—

Total costs and expenses	31,689	—	31,689	—		(1,277)	30,412

Operating income (loss)	(6,926)	—	(6,926)	(156)		(1,419)	(8,501)
Interest and other income	639	(309)	330	156	C	—	486
Foreign currency exchange loss	—	—	—	—		—	—

Income (loss) from continuing operations before income taxes	(6,287)	(309)	(6,596)	—		(1,419)	(8,015)
Provision for income taxes	(16)	—	(16)			16	—

Income (loss) from continuing operations	(6,303)	(309)	(6,612)	—		(1,403)	(8,015)
Income from discontinued operations	24	—	24	—		1,403	1,427

Net income (loss)	$(6,279)	$(309)	$(6,588)	$—		$—	$(6,588)

Loss per share from continuing operations:
Basic	$(0.14)	$(0.01)	$(0.15)	$—		$(0.03)	$(0.18)
Diluted	$(0.14)	$(0.01)	$(0.15)	$—		$(0.03)	$(0.18)
Income per share from discontinued operations:
Basic	$—	$—	$—	$—		$0.03	$0.03
Diluted	$—	$—	$—	$—		$0.03	$0.03
Net income (loss) per share:
Basic	$(0.14)	$(0.01)	$(0.15)	$—		$—	$(0.15)
Diluted	$(0.14)	$(0.01)	$(0.15)	$—		$—	$(0.15)

A	Reclassification of $(156) of licensing fees from other revenue to other income

B	Reclassification of $19 of certain employee costs from sales and marketing to technology support to conform with current year presentation

C	Reclassification of $156 of licensing fees from other revenue to other income

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Statements of Operations
	(Amounts in thousands, except share and per share data)
	(Unaudited)
	Nine Months Ended September 30, 2007
	As Previously Reported	Correction of Error	As Restated for Error	Reclassifications	Discontinued Operations	As Restated
Revenues	$73,838	$—	$73,838	$(341)	$(7,998)	$65,499
Costs and expenses:
Cost of revenues	39,311	—	39,311	130	(70)	39,371
Sales and marketing	17,603	—	17,603	97	(1,519)	16,181
Technology support	15,152	—	15,152	(97)	(1,666)	13,389
General and administrative	21,102	—	21,102	—	(595)	20,507
Amortization of acquired intangible assets	422	—	422	—	—	422
Patent litigation settlement	(9,899)	(2,101)	(12,000)	—	—	(12,000)

Total costs and expenses	83,691	(2,101)	81,590	130	(3,850)	77,870

Operating income (loss)	(9,853)	2,101	(7,752)	(471)	(4,148)	(12,371)
Interest and other income	1,595	(640)	955	471	(1)	1,425
Foreign currency exchange loss	(7)	—	(7)	—	—	(7)

Income (loss) from continuing operations before income taxes	(8,265)	1,461	(6,804)	—	(4,149)	(10,953)
Provision for income taxes	(23)	—	(23)	—	23	—

Income (loss) from continuing operations	(8,288)	1,461	(6,827)	—	(4,126)	(10,953)
Income from discontinued operations	5,854	—	5,854	—	4,126	9,980

Net income (loss)	$(2,434)	$1,461	$(973)	$—	$—	$(973)

Loss per share from continuing operations:
Basic	$(0.19)	$0.04	$(0.15)	$—	$(0.10)	$(0.25)
Diluted	$(0.19)	$0.04	$(0.15)	$—	$(0.10)	$(0.25)
Income per share from discontinued operations:
Basic	$0.13	$—	$0.13	$—	$0.10	$0.23
Diluted	$0.13	$—	$0.13	$—	$0.10	$0.23
Net income (loss) per share:
Basic	$(0.06)	$0.04	$(0.02)	$—	$—	$(0.02)
Diluted	$(0.06)	$0.04	$(0.02)	$—	$—	$(0.02)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOW DATA: (Unaudited)

The following table sets forth selected consolidated statements of cash flows data for Autobytel, showing previously reported amounts and restated amounts for the quarters ended March 31, June 30 and September 30, 2007:

	Consolidated Statement of Cash Flows
	(Amounts in thousands, except share data)
	(Unaudited)
	Three Months Ended March 31, 2007
	As Previously Reported	Correction of Error	As Restated
Cash flows from operating activities:
Net income (loss)	$5,572	$2,078	$7,650
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Non-cash charges:
Depreciation and amortization	545		545
Amortization of intangible assets	344		344
Provision for bad debts	21		21
Provision for customer credits	410		410
(Gain) loss on disposal of property and equipment	(1)		(1)
Gain on sale of AIC business	(2,262)		(2,262)
Gain on sale of RPM business	—		—
Stock-based compensation	1,499		1,499
Foreign currency exchange loss	6		6
Changes in assets and liabilities, excluding effect of acquisitions:			—
Accounts Receivable	(14)		(14)
Prepaid expenses and other current assets	366		366
Other assets	(134)		(134)
Accounts payable	(1,660)		(1,660)
Accrued expenses	(1,268)		(1,268)
Deferred revenues	1,091	(2,078)	(987)
Other liabilities	2		2

Net cash provided by operating activities	4,517	—	4,517

Cash flows from investing activities:
Maturities of short-term investments	3,000		3,000
Distribution of foreign investment	354		354
Purchases of property and equipment	(5,078)		(5,078)
Proceeds from sale of property and equipment	1		1
Proceeds from the sale of AIC business	2,073		2,073
Proceeds from the sale of RPM business	—		—

Net cash provided by investing activities	350	—	350

Cash flows from financing activities:
Distribution to minority interest shareholder	(184)		(184)
Proceeds from exercise of stock options and awards	658		658

Net cash provided by (used in) financing activities	474	—	474

Net increase in cash and cash equivalents	5,341	—	5,341
Cash and cash equivalents, beginning of period	22,743		22,743

Cash and cash equivalents, end of period	$28,084	$—	$28,084

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$60	$—	$60

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Statement of Cash Flows
	(Amounts in thousands, except share data)
	(Unaudited)
	Six Months Ended June 30, 2007
	As Previously Reported	Correction of Error	As Restated
Cash flows from operating activities:
Net income (loss)	$3,845	$1,770	$5,615
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Non-cash charges:
Depreciation and amortization	1,094		1,094
Amortization of intangible assets	423		423
Provision for bad debts	183		183
Provision for customer credits	822		822
(Gain) loss on disposal of property and equipment	(1)		(1)
Gain on sale of AIC business	(2,762)		(2,762)
Gain on sale of RPM business	(3,048)		(3,048)
Stock-based compensation	2,518		2,518
Foreign currency exchange loss	6		6
Changes in assets and liabilities, excluding effect of acquisitions:			—
Accounts Receivable	(2,538)		(2,538)
Prepaid expenses and other current assets	(1,222)		(1,222)
Other assets	(254)		(254)
Accounts payable	(2,300)		(2,300)
Accrued expenses	(561)		(561)
Deferred revenues	(162)		(162)
Other liabilities	2,045	(1,770)	275

Net cash provided by operating activities	(1,912)	—	(1,912)

Cash flows from investing activities:
Maturities of short-term investments	3,000		3,000
Distribution of foreign investment	354		354
Purchases of property and equipment	(6,918)		(6,918)
Proceeds from sale of property and equipment	1		1
Proceeds from the sale of AIC business	2,573		2,573
Proceeds from the sale of RPM business	7,093		7,093

Net cash provided by investing activities	6,103	—	6,103

Cash flows from financing activities:
Distribution to minority interest shareholder	(184)		(184)
Proceeds from exercise of stock options and awards	1,529		1,529

Net cash provided by (used in) financing activities	1,345	—	1,345

Net increase in cash and cash equivalents	5,536	—	5,536
Cash and cash equivalents, beginning of period	22,743		22,743

Cash and cash equivalents, end of period	$28,279	$—	$28,279

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$66	$—	$66

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Statement of Cash Flows
	(Amounts in thousands, except share data)
	(Unaudited)
	Nine Months Ended September 30, 2007
	As Previously Reported	Correction of Error	As Restated
Cash flows from operating activities:
Net income (loss)	$(2,434)	$1,461	$(973)
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Non-cash charges:
Depreciation and amortization	2,151		2,151
Amortization of intangible assets	465		465
Provision for bad debts	301		301
Provision for customer credits	1,051		1,051
(Gain) loss on disposal of property and equipment	—		—
Gain on sale of AIC business	(2,762)		(2,762)
Gain on sale of RPM business	(3,072)		(3,072)
Stock-based compensation	3,758		3,758
Foreign currency exchange loss	7		7
Changes in assets and liabilities, excluding effect of acquisitions:			—
Accounts Receivable	(82)		(82)
Prepaid expenses and other current assets	(160)		(160)
Other assets	(127)		(127)
Accounts payable	(1,190)		(1,190)
Accrued expenses	(969)		(969)
Deferred revenues	(580)		(580)
Other liabilities	1,391	(1,461)	(70)

Net cash provided by operating activities	(2,252)	—	(2,252)

Cash flows from investing activities:
Maturities of short-term investments	3,000		3,000
Distribution of foreign investment	354		354
Purchases of property and equipment	(7,317)		(7,317)
Proceeds from sale of property and equipment	1		1
Proceeds from the sale of AIC business	2,573		2,573
Proceeds from the sale of RPM business	7,093		7,093

Net cash provided by investing activities	5,704	—	5,704

Cash flows from financing activities:
Distribution to minority interest shareholder	(184)		(184)
Proceeds from exercise of stock options and awards	2,259		2,259

Net cash provided by (used in) financing activities	2,075	—	2,075

Net increase in cash and cash equivalents	5,527	—	5,527
Cash and cash equivalents, beginning of period	22,743		22,743

Cash and cash equivalents, end of period	$28,270	$—	$28,270

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$85	$—	$85

Current year (restated as noted above for the first, second and third quarters of 2007) and prior year quarterly financial data for the Company is summarized in the table below:

	Three Months Ended (Unaudited)
	December 31, 2007	September 30, 2007 (as restated)	June 30, 2007 (as restated)	March 31, 2007 (as restated)
	(in thousands, except per share data)
Revenue	$18,886	$21,911	$21,642	$21,946
Cost of revenue	13,077	14,934	12,762	11,675
Operating (loss) income	(10,814)	(8,501)	(7,335)	3,465
(Loss) income from continuing operations	(6,333)	(8,015)	(6,873)	3,935
Net (loss) income	(4,382)	(6,588)	(2,035)	7,650
Basic and diluted net loss (income) per share from continuing operations	$(0.14)	$(0.18)	$(0.16)	$0.09
Basic net loss (income) per share	$(0.10)	$(0.15)	$(0.05)	$0.18
Diluted net loss (income) per share	$(0.10)	$(0.15)	$(0.05)	$0.17

	Three Months Ended (Unaudited)
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in thousands, except per share data)
Revenue	$20,439	$20,792	$22,083	$21,788
Cost of revenue	10,720	11,786	12,379	12,768
Operating loss	(9,717)	(10,060)	(9,419)	(10,584)
Loss from continuing operations	(9,172)	(9,462)	(8,807)	(9,972)
Net loss	(7,258)	(7,879)	(7,868)	(8,463)
Basic and diluted net loss per share from continuing operations	$(0.21)	$(0.22)	$(0.21)	$(0.24)
Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.19)	$(0.20)

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Allowance for bad debts:
Beginning balance	$529	$691	$682
Additions	300	391	906
Write-offs	(500)	(553)	(897)

Ending balance	$329	$529	$691

Allowance for customer credits:
Beginning balance	$269	$433	$355
Additions	1,202	1,645	2,816
Write-offs	(1,266)	(1,809)	(2,738)

Ending balance	$205	$269	$433

Tax valuation allowance:
Beginning balance	$39,180	$28,521	$22,984
(Credited) Charged to tax expense	416	12,607	3,205
Charged (credited) to other	(413)	(1,948)	2,332

Ending balance	$39,183	$39,180	$28,521

EXHIBIT INDEX

Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly autobytel.com inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998 and amended March 1, 1999) is incorporated herein by reference to Exhibit 3.1 of Amendment No. 2 (filed on March 5, 1999) to Autobytel’s Registration Statement on Form S-1 (File No. 333-70621) originally filed with the Securities and Exchange Commission (the “SEC”) on January 15, 1999 and declared effective (as amended) on March 25, 1999 (the “S-1 Registration Statement”)

3.2	Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended June 30, 1999 filed with the SEC on August 12, 1999

3.3	Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel is incorporated herein by reference to Exhibit 3.3 of Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002

3.4	Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended September 30, 2000 filed with the SEC on November 13, 2000

3.5	Amendment No. 1 to Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended September 30, 2001 filed with the SEC on November 14, 2001 (the “September 2001 10-Q”)

3.6	Amendment No. 2 to Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the Quarter Ended March 31, 2002 filed with the SEC on May 14, 2002

3.7	Amendment No. 3 to Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.7 of Form 10-K for the Year Ended December 31, 2005 filed with the SEC on March 16, 2006

3.8	Amendment No. 4 to Amended and Restated Bylaws of Autobytel is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on December 10, 2007

4.1	Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the September 2001 10-Q

4.2	Rights Agreement, dated as of July 30, 2004, between Autobytel and U.S. Stock Transfer Corporation is incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 2, 2004 (the “August 2004 8-K”)

4.3	Form of Rights Certificate (included as Exhibit to Exhibit 4.3) incorporated herein by reference to Exhibit 99.3 of the August 2004 8-K

10.1	Form of Indemnification Agreement between Autobytel and its directors and officers is incorporated herein by reference to Exhibit 10.1 of the S-1 Registration Statement

10.2	Form of Outside Director Stock Option Agreement under the 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2005 (the “September 2005 8-K”)

10.3	Form of Letter Agreement (amending stock option agreement) is incorporated herein by reference to Exhibit 10.2 of the September 2005 8-K

10.4	1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to the S-1 Registration Statement filed with the SEC on February 9, 1999 (the “S-1 Amendment”)

10.5	autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit 10.8 of the S-1 Amendment

10.6	autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.30 of the S-1 Amendment

10.7	autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Registration Statement filed on Form S-8 (File No. 333-90045) filed with the SEC on November 1, 1999

10.8	Amendment No. 1 to the autobytel.com inc. 1998 Stock Option Plan dated September 22, 1999 is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the Quarter Ended September 30, 1999 filed with the SEC on November 12, 1999

10.9	Amendment No. 1 to the autobytel.com inc. 1999 Stock Option Plan, dated September 22, 1999 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended September 30, 1999 filed with the SEC on November 12, 1999

Number	Description

10.10	Employment Agreement, dated April 27, 2005, between Autobytel and Richard Post is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 3, 2005 (the “May 2005 8-K”)

10.11	Employment Agreement, dated April 27, 2005, between Autobytel and Jeffrey Schwartz is incorporated herein by reference to Exhibit 10.2 of the May 2005 8-K

10.12	1996 Stock Option Plan and related agreements are incorporated herein by reference to Exhibit 10.5 of the S-1 Amendment

10.13	1996 Stock Incentive Plan and related agreements are incorporated herein by reference to Exhibit 10.6 of the S-1 Amendment

10.14	autobytel.com inc. Retirement Savings Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-33038) with the SEC on June 15, 2000

10.15	autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-39396) with the SEC on June 15, 2000

10.16	Employment Agreement, dated April 27, 2005, between Autobytel and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the May 2005 8-K

10.17	autobytel.com inc. 2001 Restricted Stock Plan is incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-8 (File No. 333-67692) with the SEC on August 16, 2001 (the “August 2001 S-8”)

10.18	Autoweb 1997 Stock Option Plan is incorporated herein by reference to Exhibit 4.4 of the August 2001 S-8

10.19	Autoweb 1999 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 4.5 of the August 2001 S-8

10.20	Autoweb 1999 Directors Stock Option Plan is incorporated herein by reference to Exhibit 4.6 of the August 2001 S-8

10.21	Amendment No. 1 to the Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(2) of Schedule TO filed with the SEC on December 14, 2001 (the “Schedule TO”)

10.22	Amendment No. 2 to the autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(5) of the Schedule TO

10.23	Amendment No. 2 to the autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) of the Schedule TO

10.24	Amendment No. 1 to the autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(10) of the Schedule TO

10.25	Amendment No. 1 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(12) of the Schedule TO

10.26	Amendment No. 2 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the SEC on March 29, 2001

10.27	Form of Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(13) of the Schedule TO

10.28	Form of Stock Option Agreement pursuant to autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(14) of the Schedule TO

10.29	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(15) of the Schedule TO

10.30	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(16) of the Schedule TO

10.31	Form of Stock Option Agreement pursuant to autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(17) of the Schedule TO

10.32	Form of Performance Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(18) of the Schedule TO

10.33	Form of Non-employee Directors Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(19) of the Schedule TO

10.34	Employment Agreement, dated May 30, 2005, between Autobytel and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 2, 2005

Number	Description

10.35	Employment Agreement, dated July 19, 2005, between Autobytel and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 22, 2005

10.36	Letter Agreement, dated September 21, 2005, between Autobytel and Jill Richling is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2005

10.37	2003 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement filed on Form S-8 (File No. 333-107525) with the SEC on July 31, 2003

10.38	Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.7 of Post-Effective Amendment to Registration Statement filed on Form S-8 (File No. 333-67692) with the SEC on July 31, 2003

10.39	Form of Outside Director Stock Option Agreement under the Autobytel 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 3, 2004 (the “November 2004 8-K”)

10.40	Form of Outside Director Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.2 of the November 2004 8-K

10.41	Autobytel Inc. 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement filed on Form S-8 (File No. 333-116930) with the SEC on June 28, 2004 (the “2004 S-8”)

10.42	Form of Employee Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.9 of the 2004 S-8

10.43	Stock Option Agreement, dated September 21, 2004, between Autobytel and Ariel Amir is incorporated herein by reference to Exhibit 10.61 of the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (the “2004 10-K”)

10.44	Stock Option Agreement, dated September 21, 2004, between Autobytel and Richard Walker is incorporated herein by reference to Exhibit 10.62 of the 2004 10-K

10.45	Letter agreement, dated March 9, 2004 between Autobytel and Michael F. Schmidt is incorporated herein by reference to Exhibit 10.64 of the 2004 10-K

10.46	Form of Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.65 of the 2004 10-K

10.47	Employment Agreement dated March 1, 2006 between Autobytel Inc. and James E. Riesenbach is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006

10.48	First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Post is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006

10.49	First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006

10.50	Extension Letter dated February 27, 2006 from Autobytel Inc. to Richard A. Post is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2006

10.51	First Amendment to Employment Agreement dated as of April 26, 2006 between Autobytel Inc. and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006

10.52	2006 Inducement Stock Option Plan is incorporated herein by reference to Exhibit 4.9 of the Registration Statement on Form S-8 (File No. 333-135076) filed with the Securities and Exchange Commission on June 16, 2006 (the “2006 S-8”)

10.53	Form of Employee Inducement Stock Option Agreement is incorporated herein by reference to Exhibit 4.10 of the 2006 S-8

10.54	Inducement Stock Option Agreement dated March 20, 2006 between James E. Riesenbach and Autobytel is incorporated herein by reference to Exhibit 4.11 of the 2006 S-8

10.55†	Settlement Agreement entered into as of December 19, 2006 among Autobytel Inc., The Cobalt Group, Inc., Dealix Corporation and for limited purposes WP Equity Partners, Inc. is incorporated herein by reference to Exhibit 10.76 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the SEC on March 17, 2007 (the “2006 10-K”)

Number	Description

10.56	Employment Agreement, made as of June 5, 2000, between Autobytel Inc. and Russell Bartlett. is incorporated herein by reference to Exhibit 10.77 of the 2006 10-K

10.57	Letter agreement, dated November 10, 2005, between Autobytel Inc. and Russell Bartlett is incorporated herein by reference to Exhibit 10.78 of the 2006 10-K

10.58	Employment Agreement, made as of February 8, 2002, between Autobytel Inc. and Mark Garms is incorporated herein by reference to Exhibit 10.79 of the 2006 10-K

10.59	Letter agreement, dated July 12, 2004, between Autobytel Inc. and Mark Garms is incorporated herein by reference to Exhibit 10.80 of the 2006 10-K

10.60	Employment Agreement, dated as of January 30, 2007 between the Company and Mr. Houdeshell is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2007

10.61	Inducement Stock Option Agreement, dated January 30, 2007 between the Company and Mr. Houdeshell is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2007

10.62	Second Amendment to Employment Agreement, dated as of March 16, 2007 between the Company and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2007

10.63	Stock Purchase Agreement, dated as of June 29, 2007, between the Company, Retention Performance Marketing, Inc. and Call Command, Inc. is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 5, 2007

10.64	2007 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the Quarter Ended June 30, 2007 filed with the SEC on August 9, 2007

10.65	First Amendment to Employment Agreement, dated as of July 19, 2007, between the Company and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 20, 2007

10.66	Letter agreement, dated July 30, 2007, between the Company and Russell Bartlett is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007

10.67	Letter Agreement, dated October 30, 2007, between the Company and Jill Richling is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 5, 2007

10.68	Letter Agreement dated October 4, 2007 between the Company and Curtis DeWalt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 15, 2007

10.69	Letter Agreement dated October 30, 2007 between the Company and Curtis DeWalt is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 15, 2007

10.70*	Letter Agreement dated June 19, 2006 between the Company and Jonathan Rosen

10.71*	Letter Agreement dated August 9, 2006 between the Company and Jonathan Rosen

10.72*	Letter Agreement dated July 19, 2007 between the Company and Jonathan Rosen

10.73*	Letter Agreement between the Company and Mark Canon

10.74*	Letter Agreement dated June 21, 2006 between the Company and Mark Canon

21.1*	Subsidiaries of Autobytel

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated March 17, 2008

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated March 17, 2008

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated March 17, 2008

*	Filed herewith.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.