Form 10-Q
period 2008-03-31
AUTOBYTEL  INC
filed 2008-05-08
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

As of April 30, 2008, there were 44,151,472 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

AUTOBYTEL INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,058	$27,601
Short-term investments	14,727	686
Accounts receivable, net of allowances for bad debts and customer credits of $289 and $534, respectively	12,952	11,692
Prepaid expenses and other current assets	1,605	1,739
Assets held for sale	—	17,160

Total current assets	58,342	58,878
Property and equipment, net	9,767	10,757
Goodwill	52,074	52,074
Other assets	362	447

Total assets	$120,545	$122,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,761	$5,852
Accrued expenses	3,955	6,470
Deferred revenues	1,711	1,749
Other current liabilities	2,407	1,199
Liabilities held for sale	—	198

Total current liabilities	14,834	15,468
Other non current liabilities	377	436

Total liabilities	15,211	15,904
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,831,903 and 43,788,663 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	44	44
Additional paid-in capital	297,963	296,964
Unrealized gain from available-for-sale securities	719	686
Accumulated deficit	(193,392)	(191,442)

Total stockholders’ equity	105,334	106,252

Total liabilities and stockholders’ equity	$120,545	$122,156

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Lead fees	$18,161	$17,231
Advertising	2,499	4,707
Other revenues	37	8

Total revenues	20,697	21,946

Costs and expenses:
Cost of revenues	13,825	11,675
Sales and marketing	5,195	5,699
Technology support	4,593	4,204
General and administrative	6,307	8,602
Amortization of acquired intangible assets	42	301
Patent litigation settlement	(2,667)	(12,000)

Total costs and expenses	27,295	18,481

Operating income (loss)	(6,598)	3,465
Interest and other income	512	477
Foreign currency exchange loss	—	(7)

Income (loss) from continuing operations before income taxes	(6,086)	3,935
Income tax provision	—	—

Income (loss) from continuing operations	(6,086)	3,935
Income from discontinued operations (net of taxes of $300)	4,136	3,715

Net income (loss)	$(1,950)	$7,650

Income (loss) per share from continuing operations:
Basic	$(0.14)	$0.09

Diluted	$(0.14)	$0.09

Income per share from discontinued operations:
Basic	$0.09	$0.09

Diluted	$0.09	$0.08

Net income (loss) per share:
Basic	$(0.05)	$0.18

Diluted	$(0.05)	$0.17

Comprehensive income (loss):
Net income (loss)	$(1,950)	$7,650
Unrealized gain from available-for-sale securities	33	—

Comprehensive income (loss)	$(1,917)	$7,650

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,950)	$7,650
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,141	545
Amortization of intangible assets	42	344
Amortization of discounts on securities	(105)	—
Provision for bad debts	352	21
Provision for customer credits	157	410
Gain on disposal of property and equipment	—	(1)
Gain on sale of AIC business	—	(2,262)
Gain on sale of AVV business	(4,204)	—
Share-based compensation	910	1,499
Foreign currency exchange gain	—	6
Changes in assets and liabilities, net of the effects of discontinued operations:
Accounts receivable	(1,662)	(14)
Prepaid expenses and other current assets	145	366
Other assets	44	(134)
Accounts payable	903	(1,660)
Accrued expenses	(2,510)	(1,268)
Deferred revenues	(33)	(987)
Other liabilities	1,153	2

Net cash (used in) provided by operating activities	(5,617)	4,517

Cash flows from investing activities:
Maturities of short-term investments	—	3,000
Distribution of foreign investment	—	354
Purchases of short-term investments	(13,903)	—
Purchases of property and equipment	(508)	(5,078)
Proceeds from sale of property and equipment	—	1
Proceeds from sale of AIC business	—	2,073
Proceeds from sale of AVV business	21,396	—

Net cash provided by investing activities	6,985	350

Cash flows from financing activities:
Distribution to minority interest stockholder	—	(184)
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	89	658

Net cash provided by financing activities	89	474

Net increase in cash and cash equivalents	1,457	5,341
Cash and cash equivalents, beginning of period	27,601	22,743

Cash and cash equivalents, end of period	$29,058	$28,084

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$72	$60

See accompanying notes.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations of Autobytel

Autobytel Inc. (the “Company” or “Autobytel”) is an automotive media and marketing services company that helps dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising, primarily through the Internet. The Company owns and operates automotive Web sites, including MyRide.com ® , Autobytel.com ® , Autoweb.com ® , Car.com sm , CarSmart.com ® , AutoSite.com ® , and CarTV.com ® .

The Company is a Delaware corporation incorporated on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

From its inception through December 31, 2002 and for the years ended December 31, 2007, 2006 and 2005, the Company has experienced annual operating losses and has an accumulated deficit of $193.4 million as of March 31, 2008. The Company believes current cash, cash equivalents and short-term investments are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company’s results of operations and financial condition may be affected by its dependence on, and the general economic conditions of, the automotive industry.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The condensed consolidated financial statements of Autobytel Inc., presented herein are presented on the same basis as and can be compared to the condensed consolidated financial statements reported in the Company’s prior quarterly information in the Company’s 2007 Annual Report on Form 10-K, filed with the SEC. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements included in Autobytel’s 2007 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary (which are of a normal recurring nature) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008. The Company prepared the unaudited interim condensed consolidated financial statements following the requirements of the SEC for interim reporting as contained in the instructions to Form 10-Q in Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.

As discussed in more detail in Note 6, Discontinued Operations, and elsewhere in this Quarterly Report on Form 10-Q, the Company sold certain assets and liabilities of its Automotive Information Center (“AIC”) data operations, its former vehicle price and specification business, on January 31, 2007. The Company also sold its wholly-owned subsidiary, Retention Performance Marketing, Inc., which was in the business of providing customer loyalty and retention marketing programs (“RPM”), on June 30, 2007. In January 2008, the Company sold certain assets and liabilities of its AVV, Inc. (“AVV”) business, its former software applications and services and data extraction business. Accordingly, the AIC operations, and RPM and AVV businesses are presented in the consolidated financial statements as discontinued operations. As discontinued operations, revenues and expenses of the AIC operations, and RPM and AVV businesses have been aggregated and stated separately from the respective captions in continuing operations in the condensed consolidated statements of operations. Expenses included in discontinued operations are direct costs of the AIC operations, and RPM and AVV businesses that will be eliminated from future operations as a result of the sale of the AIC operations, and the RPM and AVV businesses. Assets and liabilities that were included in the sale of the AVV business have been aggregated and classified as held for sale under current assets and current liabilities in the Company’s condensed consolidated balance sheet as of December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other period(s).

AUTOBYTEL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions, including asset impairment, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, allowances for bad debts and customer credits, useful lives of depreciable assets, accrued liabilities and valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications between sales and marketing, technology support, and general and administrative expenses have been made to prior period information to conform with the current period presentations.

Revenue Recognition

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

Risks Due to Concentration of Significant Customers

For the three months ended March 31, 2008 and 2007, no dealer, major dealer group, manufacturer or other customer accounted for greater than 10% of total revenues. The Company had no balances owed from any single automotive manufacturer that accounted for more than 10% of total accounts receivable as of March 31, 2008 and December 31, 2007.

Business Segment

The Company conducts its business within one business segment which is defined as providing automotive media and marketing services.

Fair value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), the fair value of cash equivalents and short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current values because of their nature and respective durations.

Short-Term Investments

The Company categorized its equity securities as available-for-sale and its debt securities as held-to-maturity investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All held-to-maturity securities with remaining maturities of less than one year are classified as short-term investments. The Company had no long-term investments as of March 31, 2008.

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

AUTOBYTEL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Allowances for Bad Debt and Customer Credits

The Company estimates and records allowances for potential bad debts and customer credits based on its historical bad debt and customer credit experience, which is consistent with the Company’s past practice.

The allowance for bad debts is the Company’s estimate of bad debt expense that could result from the inability or refusal of its customers to pay for the services. Additions to the estimated allowance for bad debts are recorded as an increase in general and administrative expenses and are based on factors such as specifically identified high potential write-offs, as well as historical write-off percentages and the current aging of accounts receivable. Reductions in the estimated allowance for bad debts are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts and have no impact on operating expenses.

The allowance for customer credits is the Company’s estimate of adjustments for services that do not meet its customers’ requirements. Additions to the estimated allowance for customer credits are recorded as a reduction in revenues and are based on historical experience of: (i) a rolling twelve month average of the amount of credits issued; and (ii) other factors known at the time. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits and have no impact on revenues.

Impairment of goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. During the first quarter of 2008 and continuing into April, the Company’s stock price declined as well as the general stock market. This resulted in the Company’s market capitalization periodically falling below its book value. While the Company considers this decline temporary based on general economic conditions, and not based on any events or conditions specific to Autobytel, the Company may be required to record a goodwill impairment in the future if its stock price decreases further, which could have a material impact on the Company’s financial condition and results of operations.

Impairment of equipment, long-lived assets and other intangible assets

The Company periodically reviews long-lived assets to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company evaluates the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company’s financial condition and results of operations.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP. Therefore, effective for 2008, the Company adopted SFAS 157, except as it applies to

AUTOBYTEL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The adoption of the provisions of SFAS 157 for financial assets and financial liabilities as of January 1, 2008 did not have any impact on its consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of FSP FAS 157-2 in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments.

3. Computation of Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share from continuing operations and discontinued operations, and net income (loss) per share:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except share and per share data)
Continuing operations:
Numerator:
Income (loss) from continuing operations	$(6,086)	$3,935
Denominator:
Weighted average common shares and denominator for basic calculation	43,817,163	42,879,841
Weighted average effect of dilutive securities:
Employee stock options	—	869,045

Denominator for diluted calculation	43,817,163	43,748,886

Income (loss) per share from continuing operations—basic	$(0.14)	$0.09
Income (loss) per share from continuing operations—diluted	$(0.14)	$0.09
Discontinued operations:
Numerator:
Income from discontinued operations	$4,136	$3,715

Denominator:
Weighted average common shares and denominator for basic calculation	43,817,163	42,879,841
Weighted average effect of dilutive securities:
Employee stock options	—	869,045

Denominator for diluted calculation	43,817,163	43,748,886

Income per share from discontinued operations—basic	$0.09	$0.09
Income per share from discontinued operations—diluted	$0.09	$0.08
Net income (loss):
Numerator:
Net income (loss)	$(1,950)	$7,650
Denominator:
Weighted average common shares and denominator for basic calculation	43,817,163	42,879,841
Weighted average effect of dilutive securities:
Employee stock options	—	869,045

Denominator for diluted calculation	43,817,163	43,748,886

Net income (loss) per share—basic	$(0.05)	$0.18
Net income (loss) per share—diluted	$(0.05)	$0.17

AUTOBYTEL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

For the three months ended March 31, 2008 and 2007, 8,083,708 and 8,344,572, respectively, antidilutive potential shares of common stock, consisting of employee and director stock options and employee stock purchase plan awards, have been excluded from the calculation of diluted net income (loss) per share.

4. Share-Based Compensation

For the three months ended March 31, 2008, the Company recorded $0.9 million of share-based compensation expense. For the three months ended March 31, 2007, the Company recorded $1.5 million of share-based compensation expense. The expenses are included in costs and expenses in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cost of revenues	$29	$54
Sales and marketing	194	286
Technology support	142	195
General and administrative	537	880

Share-based compensation expense included in continuing operations	902	1,415
Share-based compensation expense included in discontinuing operations	8	84

Total share-based compensation expense	910	1,499
Amount capitalized to internal use software	—	6

Total share-based compensation costs	$910	$1,505

The Company granted 72,500 and 358,000 stock options during the three months ended March 31, 2008 and 2007, respectively. The weighted-average fair market value per share of the options granted was $1.19 and $2.04 for the three months ended March 31, 2008 and 2007, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Three Months Ended March 31,
	2008	2007
Dividend yield	0.00%	0.00%
Volatility	61.58 - 61.61%	64.89%
Risk-free interest rate	2.52% - 3.33%	4.55% - 4.76%
Expected life	4.13 years	4.36 years

The Company issued 62,043 and 59,739 awards during the three months ended March 31, 2008 and 2007, respectively, under the employee stock purchase plan. The issued awards were estimated to have a weighted-average fair value per award of $0.64 and $0.87 for the three months ended March 31, 2008 and 2007, respectively. The fair value of the awards is based on the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended March 31,
	2008	2007
Dividend yield	0.00%	0.00%
Volatility	66.05%	48.93%
Risk-free interest rate	2.84%	5.15%
Expected life	6 months	6 months

AUTOBYTEL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

To induce James E. Riesenbach to join the Company as President and Chief Executive Officer, on March 20, 2006, the Company entered into an agreement with Mr. Riesenbach whereby the Company granted 1,000,000 options to him at an exercise price of $4.68 per share. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria will be defined at a future date. On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 200,000 performance-based options held by Mr. Riesenbach, which were subsequently achieved, and on March 4, 2008, the Compensation Committee of the Board of Directors established performance criteria for the vesting of the remaining 200,000 performance-based options. Therefore, under SFAS 123(R), the 400,000 performance-based were deemed granted, 200,000 as of July 17, 2007 and another 200,000 as of March 4, 2008, and the Company began recognizing compensation expense for these awards as of their SFAS 123(R) grant date.

To induce Monty A. Houdeshell to join the Company as Chief Financial Officer, on January 30, 2007, the Company entered into an agreement with Mr. Houdeshell whereby the Company granted 300,000 options to him at an exercise price of $3.74 per share. Of the 300,000 options granted, 250,000 were service-based awards and met the criteria for granted options in accordance with SFAS 123(R) as of January 30, 2007. The remaining 50,000 options are performance-based awards where the future performance criteria will be defined at a future date. On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 16,667 performance-based options held by Mr. Houdeshell, which were subsequently achieved, and on March 4, 2008, the Compensation Committee of the Board of Directors established performance criteria for the vesting of another 16,667 performance-based options held by Mr. Houdeshell. Therefore, under SFAS 123(R), the 33,334 performance-based awards with defined performance criteria were deemed granted, 16,667 as of July 17, 2007 and another 16,667 as of March 4, 2008, and the Company began recognizing compensation expense for these awards as of their SFAS 123(R) grant date. At March 31, 2008, there remains an additional 16,666 performance-based options that are not deemed granted under SFAS 123(R) and are not included in the options outstanding at that date.

5. Selected Balance Sheet Accounts

Short-Term Investments

Pursuant to SFAS 157, the fair value of the Company’s short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company does not use derivative financial instruments. Investments are placed in instruments that meet credit quality standards, as specified in the Company’s investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. At March 31, 2008 all of the Company’s investments were rated A-1 by the major credit rating agencies.

All investments are classified as held-to-maturity or available-for-sale securities. Realized gains and losses are reflected in earnings. As of March 31, 2008, the amortized cost basis, aggregate fair value, unrealized gains and losses by security type were as follows:

Available-for-sale securities:

	Estimated Fair Value	Unrealized Gains in Accumulated Other Comprehensive Income (Loss)	Unrealized Losses in Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Short-term investments, available for sale:
Equity securities	$719	$33	$—

Total as of March 31, 2008	$719	$33	$—

Held-to-maturity securities:

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Short-term investments, held-to-maturity:
U.S. corporate notes and bonds.	$14,008	$8	$—	$14,016

Total as of March 31, 2008	$14,008	$8	$—	$14,016

AUTOBYTEL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Property and Equipment

Property and equipment consisted of the following at:

	March 31, 2008	December 31, 2007
	(in thousands)
Computer software and hardware	$10,315	$11,327
Furniture and equipment	1,602	1,615
Leasehold improvements	1,638	1,574
Capitalized internal use software	7,308	9,049
Development in process	441	93

	21,304	23,658
Less – Accumulated depreciation and amortization	(11,537)	(12,901)

	$9,767	$10,757

At March 31, 2008 and December 31, 2007, capitalized internal use software, net of amortization, and development in process were $5.7 million and $6.0 million, respectively.

Intangible Assets

Intangible assets, which are included in other assets in the accompanying unaudited condensed consolidated balance sheet, are amortized over their estimated useful lives and consisted of the following:

	As of March 31, 2008
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
		(in thousands)
Amortizable Intangible Assets:
Domain names	5 years	$836	$(574)	$262

Total		$836	$(574)	$262

	As of December 31, 2007
	Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
		(in thousands)
Amortizable Intangible Assets:
Customer relationships	3 years	$3,775	$(3,775)	$—
Domain name	5 years	836	(533)	303

Total		$4,611	$(4,308)	$303

AUTOBYTEL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Amortization expense for the three months ended March 31, 2008 and 2007 was $42,000 and $0.3 million, respectively. Amortization expense related to technology is classified as cost of revenues. Amortization expense for the remaining lives of the intangible assets is estimated to be as follows:

Amortization Expense
(in thousands)
Remainder of 2008	$125
2009	68
2010	28
2011	27
2012	14

$262

Accrued Expenses

Accrued expenses consisted of the following at:

	March 31, 2008	December 31, 2007
	(in thousands)
Compensation and related costs	$2,892	$5,638
Professional fees	183	153
Other accrued expenses	880	679

Total accrued expenses	$3,955	$6,470

6. Discontinued Operations

On January 31, 2007, the Company completed the sale of certain assets and liabilities of the AIC operations to R.L. Polk (“Polk”) for $3.0 million. The Company received cash of $2.1 million, net of $0.4 million associated with AIC’s deferred revenues and prepaid expenses at January 31, 2007. The balance of $0.5 million was deposited by Polk in an escrow account and was distributed to the Company in the second quarter of 2007. As part of the transaction, the Company received a license to use data supplied by Polk at no cost for a period of three years and the Company licensed to Polk certain data at no cost for a period of three years and certain software at no cost in perpetuity. The Company recognized a gain on the sale of the AIC operations of $2.8 million in the three months ended March 31, 2007.

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

On January 24, 2008, the Company completed the sale of certain assets and liabilities of its AVV, Inc. data extraction and customer relationship management software business to Dominion Enterprises (“Dominion”) for approximately $22.75 million in cash, plus a working capital payment of approximately $1.0 million. The Company recorded a gain on sale of approximately $4.2 million in connection with the transaction in the three months ended March 31, 2008. The parties also agreed to a $1.9 million escrow in connection with the transaction. Per the escrow agreement, certain contingencies will apply to full recovery of the escrow amount upon the one year anniversary of the sale. The additional gain, if any, will be recognized at the end of the escrow term. Federal and state income tax expense of approximately $0.3 million was recorded as a reduction to the income from discontinued operations.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As of March 31, 2008, the results of operations of the AVV business reported as discontinued operations are summarized as follows (in thousands):

Revenues	$568
Costs and expenses:
Sales and marketing	150
Technology support	114
General and administrative	53

Total costs and expenses	317

Gain on sale	4,204
Provision for income taxes	(319)

Income from discontinued operations	$4,136

7. Patent Litigation Settlement

In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix. The agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and the Cobalt Group of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. On March 14, 2008, the Company received the first of three $2.7 million settlement payments pursuant to the agreement. The Company recorded the payments as patent litigation settlement, in the period payment is received, as a reduction to costs and expenses. The remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. The Company has been unable to assess with reasonable assurance the collectability of the remaining payments under the Settlement Agreement as it does not have financial information to support the credit worthiness of the debtor or guarantor. Therefore, the Company does not have reasonable assurance that it will receive any remaining payments on their respective due dates or at all.

8. Commitments and Contingencies

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autobytel Individual Defendants from the case without prejudice. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. The Company is awaiting a decision from the Court on the class certification motion. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether it

AUTOBYTEL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autoweb Individual Defendants from the case without prejudice. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include Autoweb. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. The Company is awaiting a decision from the Court on the class certification motion. Due to the inherent uncertainties of litigation, Autoweb cannot accurately predict the ultimate outcome of the matter. Autoweb cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If Autoweb is found liable, it is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

The Company reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims in the accompanying financial statements.

In August 2007, AVV, Inc. (now named Autobytel I Corp.) received a letter from a customer claiming indemnification regarding an action brought against such customer for alleged patent infringement. The customer later made a similar claim against the Company. The Company is in discussions with such customer regarding such claim. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

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

On March 11, 2008, Insweb Corporation filed a lawsuit in the United States District Court for the Southern District of California against the Company, one of its subsidiaries and Dominion Enterprises, the purchaser of the AVV business. In the lawsuit, Insweb asserted infringement of U.S. Patent No. 6,898,597, entitled “Event Log,” by marketing and selling the WebControl product of the AVV business and is seeking damages and a permanent injunction. The Company intends to vigorously defend the lawsuit. Dominion Enterprises, the purchaser of the AVV business, has asserted an indemnity claim under the purchase agreement relating to the sale of the AVV business. The Company is obligated to indemnify Dominion for this claim subject to and in accordance with the terms of the purchase agreement. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Contractual Obligations

In 2007, the Company entered into a Web search agreement with a vendor that guaranteed the vendor monthly minimum payments over a two-year period from the launch date. The table below summarizes this obligation as of March 31, 2008 (in thousands):

Remainder of 2008	$653
2009	293

$946

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008.

Basis of Presentation

We sold certain assets and liabilities of our Automotive Information Center (“AIC”) data operations, our former vehicle price and specification business, on January 31, 2007. We also sold our wholly-owned subsidiary, Retention Performance Marketing, Inc., which was in the business of providing customer loyalty and retention marketing programs (“RPM”), on June 30, 2007. In January 2008, we sold certain assets and liabilities of our AVV Inc. (“AVV”) business, our former software applications and services and data extraction business. Accordingly, the AIC operations, RPM and AVV businesses are presented in the consolidated financial statements as discontinued operations. As discontinued operations, revenues and expenses of the AIC operations, RPM and AVV businesses have been aggregated and stated separately from the respective captions in continuing operations in the condensed consolidated statements of operations. Expenses included in discontinued operations are direct costs of the AIC operations, RPM and AVV businesses that will be eliminated from future operations as a result of the sale of the AIC operations, RPM and AVV businesses. Assets and liabilities that were included in the sale of the AVV business have been aggregated and classified as held for sale under current assets and current liabilities, in our condensed consolidated balance sheet as of December 31, 2007.

Overview

We are an automotive media and marketing services company focused on helping dealers sell cars and services, and manufacturers build brands through efficient marketing and advertising primarily through the Internet. We own and operate automotive Web sites, including MyRide.com®, Autobytel.com®, Autoweb.com®, Car.comSM, CarSmart.com®, AutoSite.com® and CarTV.com®. We are a large automotive shopping content network and reach millions of Internet visitors as they shop for vehicles and make their vehicle buying decisions.

In 2006, we began to implement a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model, increasing the focus on providing best-of-class marketing and media services for our dealer and manufacturer customers, and better capturing integration opportunities between our businesses. Toward that end, in October 2007, we launched our next generation consumer Web site, MyRide.com. We believe MyRide.com is the first fully-integrated automotive vertical search Web experience that is designed to provide consumers with a single comprehensive gateway to broad and relevant automotive information available on the Internet oriented toward the entire consumer automotive lifecycle—from finding and purchasing a new or used vehicle, enhancing a vehicle with parts and accessories, finding local vehicle services, and accessing extensive multimedia and user-generated automotive content. MyRide.com has one of the Internet’s most comprehensive used vehicle products, utilizing search-based technology to incorporate listings of millions of vehicles from sites across the Web.

We provide tools and programs to automotive dealers and manufacturers to help them generate sales, enhance customer loyalty and reduce customer acquisition costs. We connect automotive marketers with the vehicle shoppers visiting our branded Web sites (MyRide.com, Autobytel.com, Autoweb.com, Car.com, CarSmart.com, AutoSite.com and CarTV.com)

and third party Web sites (primarily search engines, automotive information providers and other auto related venues) each month. We provide dynamic marketing and advertising programs that allow manufacturers and other automotive vendors to interact with Internet vehicle shoppers as they shop for vehicles and make their vehicle buying decisions. Our intent is to garner an increasing share of the approximately $31 billion spent annually by dealers, dealer associations, aftermarket automotive suppliers and manufacturers on marketing and advertising services.

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

We are a Delaware corporation. Our principal corporate offices are located in Irvine, California. Our common stock is listed on The NASDAQ Global Market under the symbol ABTL. Our corporate Web site is located at www.autobytel.com. Information on our Web site is not incorporated by reference in this Quarterly Report. At or through the Investor Relations section of our Web site we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after such material is electronically filed with or furnished to the SEC. Our Code of Conduct and Ethics for Employees, Officers and Directors is available at the Corporate Governance link of the Investor Relations section of our Web site.

In 2004, we brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, we entered into a settlement agreement with Dealix. The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments for a mutual release of claims and a license from us to Dealix and the Cobalt Group of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. On March 14, 2008, we received the first of three $2.7 million settlement payments pursuant to the agreement. We recorded the payments as patent litigation settlement, in the period payment is received, as a reduction to costs and expenses. The remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. We have been unable to assess with reasonable assurance the collectability of the remaining payments under the Settlement Agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. Therefore, we do not have reasonable assurance that we will receive any remaining payments on their respective due dates or at all.

Our results of operations have been affected in the first quarter of 2008, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic and market conditions in the automotive industry;

•	the effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	a decline in purchase requests delivered to our retail and enterprise dealers;

•	variations in spending by automotive manufacturers on our advertising services;

•	the amount of visits (traffic) to our network of websites

•	the cost of acquiring traffic to our network of websites

•	the rates attainable from our advertisers

•	the implementation of certain cost reduction initiatives;

As of March 31, 2008, we had $43.8 million in cash and cash equivalents and short-term securities.

For the second quarter of 2008, we may use cash in excess of cash generated from operations.

We conduct our business within one business segment, which is defined as providing automotive media and marketing services.

Our lead referral dealerships sell domestic and imported makes of vehicles and light trucks in the United States. As of March 31, 2008 and 2007, our new car lead referral dealerships, excluding lead referral enterprise dealerships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 2,560 and 2,640, respectively. At March 31, 2008 and 2007, our used car lead referral dealerships, excluding lead referral enterprise dealerships attributable to automotive manufacturers or their automotive buying service affiliates, totaled approximately 1,730 and 1,640, respectively.

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

A majority of our revenue from lead referral dealerships is derived from retail dealerships and enterprise dealerships with major dealer groups. In addition, as of March 31, 2008 and 2007, our finance lead referral network included approximately 360 and 400, respectively, relationships with retail dealerships, finance request intermediaries, and automotive finance companies who participate in our Car.com finance referral network. Participants in the finance referral network receive requests to arrange financing for the purchase of an automobile.

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

To enhance the quality of purchase requests, each purchase request is passed through our Quality Verification System® which uses filters and validation processes to identify consumers with valid purchase intent before delivering the purchase request to our retail and enterprise dealers. We believe the implementation of these quality enhancing processes allows us to deliver high quality purchase requests to our retail and enterprise dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer.

We delivered approximately 0.9 million and 0.7 million purchase requests through our online systems to retail and enterprise dealers in the first quarter of 2008 and 2007, respectively. Of these, approximately 0.5 million were delivered to retail dealers in both the first quarters of 2008 and 2007, and approximately 0.4 million and 0.2 million were delivered to enterprise dealers in the first quarter of 2008 and 2007, respectively.

Additionally, we delivered approximately 0.2 million finance requests in both the first quarters of 2008 and 2007 to retail dealers, finance request intermediaries, and automotive finance companies.

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our Web sites, as well as using the targeted nature of Internet advertising. Manufacturers can advertise their brands effectively on any of our Web sites by targeting advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions. We have also launched an automotive related advertising network, allowing us to further leverage our relationships with automotive advertisers by selling ads on Web sites that are part of the network (publishers).

Additionally, advertising revenue is generated by selling email lists to direct marketers who desire to target individuals who have completed a purchase request.

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

Short-Term Investments. We categorize our equity securities as available-for-sale and our debt securities as held-to-maturity investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All held-to-maturity securities with remaining maturities of less than one year are classified as short-term investments. We had no long-term investments as of March 31, 2008.

We review our investments in equity and debt securities for potential impairment on a regular basis. As part of the evaluation process of individual securities classified as available-for-sale or held-to-maturity, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our intent and ability to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. We will record an impairment loss on investments for any other-than-temporary decline in fair value of these investments below their cost basis.

Allowances for Bad Debt and Customer Credits. We estimate and record allowances for potential bad debts and customer credits based on our historical bad debt and customer credit experience, which is consistent with our past practice.

The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated allowance for bad debts are recorded as an increase in general and administrative expenses and are based on factors such as specifically identified high potential write-offs, as well as historical write-off percentages and the current aging of accounts receivable. Reductions in the estimated allowance for bad debts are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts and have no impact on operating expenses.

The allowance for customer credits is our estimate of adjustments for services that do not meet our customers’ requirements. Additions to the estimated allowance for customer credits are recorded as a reduction in revenues and are based on historical experience of: (i) a rolling twelve month average of the amount of credits issued; and (ii) other factors known at the time. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits and have no impact on revenues.

If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional estimated allowances for bad debts and customer credits may be required and the impact on our business, results of operations or financial condition could be material.

Contingencies. We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. We are required to record a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. At March 31, 2008, we did not record any allowances for contingencies. Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred.

Fair Value of Financial Instruments. Our financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), the fair value of cash equivalents and short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all other financial instruments approximate their current values because of their nature and respective durations.

Share-Based Compensation Expense. We account for our share-based compensation using the fair value method as required by SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under the fair value recognition provisions of SFAS 123(R), we recognize share-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, expected stock price volatility, and expected risk-free interest rates.

Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility, and expected pre-vesting option forfeitures. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of the price of our common stock at the date of grant based on historical volatility of the price of our common stock for a period equal to the expected term of the awards. We have used historical volatility because we have a limited number of options traded on our common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. We estimate the forfeiture rate based on historical experience of our share-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

To induce James E. Riesenbach to join the Company as President and Chief Executive Officer, on March 20, 2006, we entered into an agreement with Mr. Riesenbach whereby we granted 1,000,000 options to him at an exercise price of $4.68 per share. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria will be defined at a future date. On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 200,000 performance-based options held by Mr. Riesenbach, which were subsequently achieved, and on March 4, 2008, the Compensation Committee of the Board of Directors established performance criteria for the vesting of the remaining 200,000 performance-based options. Therefore, under SFAS 123(R), the 400,000 performance-based were deemed granted, 200,000 as of July 17, 2007 and another 200,000 as of March 4, 2008, and we began recognizing compensation expense for these awards as of their SFAS 123(R) grant date.

To induce Monty A. Houdeshell to join the Company as Chief Financial Officer, on January 30, 2007, we entered into an agreement with Mr. Houdeshell whereby we granted 300,000 options to him at an exercise price of $3.74 per share. Of the 300,000 options granted, 250,000 were service-based awards and met the criteria for granted options in accordance with SFAS 123(R) as of January 30, 2007. The remaining 50,000 options are performance-based awards where the future performance criteria will be defined at a future date. On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 16,667 performance-based options held by Mr. Houdeshell, which were subsequently achieved, and on March 4, 2008, the Compensation Committee of the Board of Directors established performance criteria for the vesting of another 16,667 performance-based options held by Mr. Houdeshell. Therefore, under SFAS 123(R), the 33,334 performance-based awards with defined performance criteria were deemed granted, 16,667 as of July 17, 2007 and another 16,667 as of March 4, 2008, and we began recognizing compensation expense for these awards as of their SFAS 123(R) grant date. At March 31, 2008, there remains an additional 16,666 performance-based options that are not deemed granted under SFAS 123(R) and are not included in the options outstanding at that date.

Income Taxes. We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance, if necessary, to reduce deferred tax assets to an amount we believe is more likely than not to be realized. During the current period, we continued to maintain a full valuation allowance against our net deferred tax asset.

As of December 31, 2007, we had $0.5 million of unrecognized tax benefits. These unrecognized tax benefits reduced our deferred tax assets which were subject to a valuation allowance of $0.5 million. There were no material changes to our uncertain tax positions during the current period.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2007 we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized in the first quarter of 2008.

During the current period, we recorded Federal and state income tax expense of approximately $.3 million related to its sale of AVV as a reduction to the income from discontinued operations.

Impairment of goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. During the first quarter of 2008 and continuing into April, our stock price declined as well as the general stock market. This resulted in our market capitalization periodically falling below our book value. While we consider this decline temporary and based on general economic conditions, and not based on any events or conditions specific to us, we may be required to record a goodwill impairment in the future if our stock price decreases further, which could have a material impact on our financial condition and results of operations.

Impairment of long-lived assets and other intangible assets. We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues by groups of similar services were as follows:

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands)
Revenues:
Lead fees	$18,161	$17,231	$930	5.4%
Advertising	2,499	4,707	(2,208)	(46.9)%
Other	37	8	29	362.5%

Total revenues	$20,697	$21,946	$(1,249)	(5.7)%

Percent of Revenue by groups of similar services were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Percent of Revenue:
Lead fees	87.7%	78.5%
Advertising	12.1%	21.4%
Other	0.2%	0.1%

Total revenues	100%	100%

Lead Fees. The increase in lead fees for the quarter end March 31, 2008, compared to the quarter ended March 31, 2007, was due to an increase in the number of wholesale leads delivered.

Advertising. The decrease in advertising fees for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, was due to three primary factors: (1) a decrease in page views as a result of the previously disclosed initiative to eliminate low quality traffic; (2) the reduction in advertising rates from some advertisers due to the previous poor performance; and (3) delays by advertisers in commencing their 2008 campaigns, resulting in a lower percentage of third party sponsored advertisements on our Web site early in the first quarter of 2008.

Costs and expenses were as follows:

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(in thousands)
Costs and expenses:
Cost of revenues	$13,825	$11,675	$2,150	18.4%
Sales and marketing	5,195	5,699	(504)	(8.8)%
Technology support	4,593	4,204	389	9.3%
General and administrative	6,307	8,602	(2,295)	(26.7)%
Amortization of acquired intangible assets	42	301	(259)	(86.0)%
Patent litigation settlement	(2,667)	(12,000)	9,333	77.8%

Total costs and expenses	$27,295	$18,481	$8,814	47.7%

Cost of Revenues. Cost of revenues consists of lead acquisition costs, traffic acquisition costs and other cost of revenues. Lead acquisition costs consist of payments made to our Internet consumer request providers, including Internet portals and online automotive information providers. Traffic acquisition costs consist of search engine marketing, revenue share payments to traffic providing partners, and other costs incurred to generate page views on the Autobytel network of websites. Other cost of revenues consists of salaries and related costs, fees paid to third parties for data and content included on our Web site properties, connectivity costs, technology license fees, server equipment depreciation and technology amortization and compensation related expense.

The increase in cost of revenues in the first quarter of 2008 compared to the first quarter of 2007 was due to a $0.9 million increase in lead acquisition costs; a $0.3 million increase in search engine marketing costs; a $0.7 million increase in depreciation and amortization and a $0.2 million increase in salaries and related costs. The increase in lead acquisition costs was due to our increased volume of acquired leads. The increase in depreciation and amortization was due to the initiation of depreciation and amortization on MyRide.com.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity and personnel and other costs associated with dealer sales, Web site advertising sales, and dealer training and support. Sales and marketing expense in the first quarter of 2008 was down slightly when compared to the first quarter of 2007, due principally to cost containment initiatives enacted by us.

Technology Support. Technology support expense includes personnel costs related to developing new products, enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Technology support expense in the first quarter of 2008 was higher when compared to the first quarter of 2007, due to costs incurred to enhance MyRide.com.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first quarter of 2008 decreased as compared to the first quarter of 2007 due to a decrease in personnel, temporary labor, and professional fees of $1.4 million and the impact of a $1.0 million settlement charge related to the Stoneage litigation matter in the first quarter of 2007.

Patent Litigation Settlement. Patent litigation settlement represents the portion of the Dealix settlement amount associated with the mutual release of claims. (See Note 7 to the unaudited condensed consolidated financial statements for further discussion.)

Income Taxes. We did not record a provision for state income taxes for the first quarter of 2008 and a nominal amount for the first quarter of 2007.

Stock Options Granted in 2008

In the first quarter of 2008, we granted stock options to purchase 72,500 shares of common stock under our 1999 Employee and Acquisition Related Stock Option Plan, our 2000 Stock Option Plan and our 2006 Inducement Stock Option Plan. These stock options were issued at our common stock closing price on the dates of grant.

To induce James E. Riesenbach to join the Company as President and Chief Executive Officer, on March 20, 2006, we entered into an agreement with Mr. Riesenbach whereby the Company granted 1,000,000 options to him at an exercise price of $4.68 per share. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria will be defined at a future date. On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 200,000 performance-based options held by Mr. Riesenbach, which were subsequently achieved, and on March 4, 2008, the Compensation Committee of the Board of Directors established performance criteria for the vesting of the remaining 200,000 performance-based options. Therefore, under SFAS 123(R), the 400,000 performance-based were deemed granted, 200,000 as of July 17, 2007 and another 200,000 as of March 4, 2008, and we began recognizing compensation expense for these awards as of their SFAS 123(R) grant date.

To induce Monty A. Houdeshell to join the Company as Chief Financial Officer, on January 30, 2007, we entered into an agreement with Mr. Houdeshell whereby we granted 300,000 options to him at an exercise price of $3.74 per share. Of the 300,000 options granted, 250,000 were service-based awards and met the criteria for granted options in accordance with SFAS 123(R) as of January 30, 2007. The remaining 50,000 options are performance-based awards where the future performance criteria will be defined at a future date. On July 17, 2007, the Compensation Committee of the Board

of Directors established performance criteria for the vesting of 16,667 performance-based options held by Mr. Houdeshell, which were subsequently achieved, and on March 4, 2008, the Compensation Committee of the Board of Directors established performance criteria for the vesting of another 16,667 performance-based options held by Mr. Houdeshell. Therefore, under SFAS 123(R), the 33,334 performance-based awards with defined performance criteria were deemed granted, 16,667 as of July 17, 2007 and another 16,667 as of March 4, 2008, and we began recognizing compensation expense for these awards as of their SFAS 123(R) grant date. At March 31, 2008, there remains an additional 16,666 performance-based options that are not deemed granted under SFAS 123(R) and are not included in the options outstanding at that date.

Employees

As of April 30, 2008, we had a total of 247 employees. We also utilize independent contractors as required. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Liquidity and Capital Resources

Our working capital, excluding assets and liabilities held for sale, increased by $17.1 million, to $43.5 million at March 31, 2008 compared to $26.4 million at December 31, 2007. The increase was primarily related to the purchase of short-term investments with the proceeds from the sale of AVV.

Our cash and cash equivalents and short-term investments totaled $43.8 million as of March 31, 2008 compared to cash, cash equivalents and short-term investments of $28.3 million as of December 31, 2007.

In December 2006, we entered into a settlement agreement with Dealix. The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments for a mutual release of claims and a license from us to Dealix and the Cobalt Group of certain of the Company’s patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. On March 14, 2008, we received the first of three $2.7 million settlement payments pursuant to the agreement. We recorded the payments as patent litigation settlement, in the period payment is received, as a reduction to costs and expenses. The remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. We have been unable to assess with reasonable assurance the collectability of the remaining payments under the agreement as it does not have financial information to support the credit worthiness of the debtor or guarantor. Therefore, we do not have reasonable assurance that it will receive any remaining payments on their respective due dates or at all.

Net Cash (Used In) Provided by Operating Activities

For the three months ended March 31, 2008, net cash used in operating activities was $5.6 million consisting of net loss of $2.0 million, adjusted for a gain on sale of our AVV business of $4.2 million, increase in accounts receivable of $1.7 million and a net decrease in accounts payable and accrued liabilities of $1.6 million, offset by depreciation and amortization of $1.2 million and share-based compensation of $0.9 million and decrease in other liabilities of $1.2 million.

Net cash provided by operating activities was $4.5 million for the three months ended March 31, 2007. Net cash provided by operating activities for the three months ended March 31, 2007 resulted primarily from net income as adjusted for non-cash charges for the period, a $0.4 million decrease in prepaid expenses and other current assets, partially offset by a $2.9 million decrease in accounts payable and accrued expenses. The decrease in prepaid expenses and other current assets was primarily due to the amortization of insurance premiums.

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $7.0 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. Cash provided by investing activities for the three months ended March 31, 2008 was primarily due to $21.4 million in cash received from the sale of AVV, offset by the purchases of $13.9 million in short-tem investment. Cash provided by investing activities for the three months ended March 31, 2007 was primarily due to maturity of short-term investments of $3.0 million, and $2.1 million in proceeds from the sale of the AIC business offset by the purchases of property and equipment of $5.1 million.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $0.1 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively. Cash provided by financing activities for the three months ended March 31, 2008 was due to proceeds received from the issuance of common stock pursuant to our employee stock purchase plan. Cash provided by financing activities for the three months ended March 31, 2007 was due to $0.7 million in proceeds received from the issuance of common stock in connection with the exercise of stock options and pursuant to our employee stock purchase plan, partially offset by a cash distribution to a minority interest stockholder of $0.2 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Contractual Obligations

In 2007, we entered into a Web search agreement with a vendor that guarantees the vendor monthly minimum payments over a two-year period from the launch date. The table below summarizes our obligation as of March 31, 2008 (in thousands):

Remainder of 2008	$653
2009	293

$946

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP. Therefore, effective for 2008, we adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The adoption of the provisions of SFAS 157 for financial assets and financial liabilities as of January 1, 2008 did not have any impact on our consolidated financial statements. We do not expect the adoption of FSP FAS 157-2 in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in the market values of our investments.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term held-to-maturity investments in a variety of securities, including both government and corporate obligations and money market funds.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Our management concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected or were reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusions set forth above on our disclosure controls and procedures and our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autobytel Individual Defendants from the case without prejudice. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. We are awaiting a decision from the Court on the class certification motion. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autoweb Individual Defendants from the case without prejudice. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include Autoweb. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. We are awaiting a decision from the Court on the class certification motion. Due to the inherent uncertainties of litigation, Autoweb cannot accurately predict the ultimate outcome of the matter. Autoweb cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If Autoweb is found liable, it is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

We reviewed the above class action matters and do not believe that it is probable that a loss contingency has occurred; therefore, we have not recorded a liability against these claims in the accompanying financial statements.

In August 2007, AVV, Inc. (now named Autobytel I Corp.) received a letter from a customer claiming indemnification regarding an action brought against such customer for alleged patent infringement. The customer later made a similar claim against Autobytel. We are in discussions with such customer regarding such claim. We cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

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

On March 11, 2008, Insweb Corporation filed a lawsuit in the United States District Court for the Southern District of California against us, one of our subsidiaries and Dominion Enterprises, the purchaser of the AVV business. In the lawsuit, Insweb asserted infringement of U.S. Patent No. 6,898,597, entitled “Event Log,” by marketing and selling the WebControl product of the AVV business and is seeking damages and a permanent injunction. We intend to vigorously defend the lawsuit. Dominion Enterprises, the purchaser of AVV business, has asserted an indemnity claim against Autobytel under the purchase agreement relating to the sale of the AVV business. We are obligated to indemnify Dominion for this claim subject to and in accordance with the terms of the purchase agreement. We cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on our results of operations, financial condition or cash flows.

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

Most of our senior executives do not have long-term experience in the Internet-based vehicle information and shopping industry. This limited operating history contributes to our difficulty in predicting future operating results.

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $193.4 million, and $191.4 million as of March 31, 2008, and December 31, 2007.

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

If our internal controls and procedures fail, our financial condition, results of operations and cash flow could be materially adversely affected.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had no material weakness in our internal control over financial reporting as of March 31, 2008. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have a material weakness in the future resulting from failure of our internal controls and procedures.

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

We compete with other entities that maintain similar consumer and/or business to business Web sites including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete to a degree with vehicle dealers. Such competitors, including vehicle dealers, may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation and Ford Motor Company in its partnership with its dealers through FordDirect.com. On advertising, we compete with offerings from, among others, the major portals (e.g., Yahoo!, MSN, AOL), transaction based sites (e.g., Ebay Motors, Cars.com, Autotrader), automotive verticals (e.g., KBB, Edmunds) and numerous lifestyle sites (e.g., HIN City).

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

The economic strength of the automotive industry significantly impacts the revenues we derive from dealers, automotive manufacturers and other customers and consumer traffic to our Web sites. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Purchases of vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions, energy prices and interest rates in regional and local markets). Because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or a general increase in interest rates, energy prices or a general tightening of lending may affect us more significantly than companies in other industries. Given the economic outlook for 2008, we expect total new vehicle sales to decrease from 2007 levels. In addition, if any of our larger customers were to become insolvent because of economic conditions in the automotive industry, our business, results of operations, cash flow and financial condition may be materially and adversely affected.

At some point in the future, manufacturers may decrease current levels of incentive spending on new vehicles, which has served to drive sales volume in the past. Such a reduction in incentives could lead to a decline in demand for new vehicles. A decline in vehicle purchases may result in a decline in demand for our services which could adversely affect our business, financial condition, cash flow and results of operations.

Threatened terrorist acts and the ongoing military action have created uncertainties in the automotive industry and domestic and international economies in general. These events may have an adverse impact on general economic conditions, which may reduce demand for vehicles and consequently our services and products which could have an adverse effect on our business, financial condition and results of operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions on our business, financial condition, cash flow and results of operations.

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

We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to us or our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, could cause our purchase request volume or quality to decline. If this occurs, dealers may no longer be satisfied with our services and may terminate their relationships with us or force us to decrease the fees we charge for our services. If dealers terminate their relationships with us or force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other auto related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. A number of our agreements with online service providers may be terminated without cause. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. If we cannot maintain or replace our relationships with online service providers, our revenues may decline which could have a material adverse effect on our business, results of operations, cash flow and financial condition.

If any of our advertising relationships with manufacturers terminates or declines or our advertising rates decline, our revenues would decrease.

We depend on a number of manufacturer relationships for substantially all of our advertising revenues. Automotive manufacturers increasingly make advertising decisions based on certain performance criteria. Due to acquiring advertising impressions from low quality third party sources that we no longer use, our 2007 performance as measured by such advertisers was lower than desired. As a result, we are experiencing a decline in advertising rates charged to such manufacturers for advertising and may experience lower demand for advertising from such manufacturers or termination of our advertising relationships with them. The termination of any of these relationships or decline in the level of advertising with us or reduction in advertising rates or any significant failure to develop additional sources of advertising would cause our revenues to decline which could have a material adverse effect on our business, results of operations and financial condition. We periodically negotiate revisions to existing agreements and these revisions could decrease our advertising revenues in future periods. A number of our agreements with such manufacturers may be terminated without cause. We may not be able to maintain our relationship with such manufacturers on favorable terms or find alternative comparable relationships capable of replacing advertising revenues on terms satisfactory to us. If we cannot do so, our revenues would decline which could have a material adverse effect on our business, results of operations, cash flow and financial condition.

If we cannot build and maintain strong brand loyalty, our business may suffer.

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the MyRide.com, Autobytel.com, Autoweb.com, Car.com, CarSmart.com and other brands will depend largely on our ability to obtain a leadership position in Internet commerce. If dealers and manufacturers do not perceive us as an effective channel for increasing vehicle sales, or consumers do not perceive us as offering reliable information concerning new and used vehicles, as well as referrals to high quality dealers, in a user-friendly manner that reduces the time spent for vehicle purchases and services, we will be unsuccessful in promoting and maintaining our brands. Our brands may not be able to gain widespread acceptance among consumers or dealers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations, cash flow and financial condition.

We are a relatively new business in an emerging industry and need to manage the introduction of new products and services in order to avoid increased expenses without corresponding revenues.

We have been introducing new services to consumers and dealers in order to establish ourselves as a leader in the evolving market for automotive marketing services. Introducing new or enhanced products and services, such as MyRide.com, requires us to increase expenditures before we generate revenues. For example, we may need to hire personnel to oversee the introduction of new services before we generate revenues from these services. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Further, the stock markets, and in particular The NASDAQ Global Market, have experienced price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have affected and may adversely affect the market price of our common stock. Declines in the Company’s stock price may also result in impairment of the Company’s goodwill, which could have a material impact on the Company’s financial condition and results of operation. In addition, general economic, political and market conditions, such as recessions, interest rates, energy prices, international currency fluctuations, terrorist acts, military actions or wars, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

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

Item 6.	Exhibits

2.1	Asset Purchase Agreement, dated as of January 23, 2008, between the Company, AVV, Inc. and Dominion Enterprises is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2008.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated May 8, 2008.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated May 8, 2008.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

	By:	/s/ Monty A. Houdeshell
Monty A. Houdeshell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 8, 2008

	By:	/s/ Curtis DeWalt
Curtis DeWalt
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated as of January 23, 2008, between the Company, AVV, Inc. and Dominion Enterprises is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2008.

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated May 8, 2008.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated May 8, 2008.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated May 8, 2008.