Form 10-Q
period 2008-06-30
AUTOBYTEL  INC
filed 2008-08-06
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

    Yes  ☐    No  ☒

As of July 31, 2008, there were 44,151,903 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Condensed Financial Statements

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands, except per-share amounts)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,720	$27,601
Short-term investments	647	686
Accounts receivable, net of allowances for bad debts and customer credits of $473 and $534, respectively	14,118	11,692
Prepaid expenses and other current assets	2,239	1,739
Assets held for sale	—	17,160

Total current assets	52,724	58,878
Property and equipment, net	9,984	10,757
Goodwill	—	52,074
Other assets	279	447

TOTAL ASSETS	$62,987	$122,156

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,710	$5,852
Accrued expenses	3,647	6,470
Deferred revenues	2,382	1,749
Other current liabilities	1,779	1,199
Liabilities held for sale	—	198

Total current liabilities	13,518	15,468
Other non current liabilities	324	436

TOTAL LIABILITIES	13,842	15,904

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 44,151,903 and 43,788,663 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	44	44
Additional paid-in capital	299,133	296,964
Unrealized gain from available-for-sale securities	647	686
Accumulated deficit	(250,679)	(191,442)

TOTAL STOCKHOLDERS’ EQUITY	49,145	106,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,987	$122,156

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Lead fees	$17,178	$16,678	$35,339	$33,909
Advertising	1,767	4,947	4,266	9,654
Other revenues	41	17	78	25

Total revenues	18,986	21,642	39,683	43,588

COSTS AND EXPENSES:
Cost of revenues	12,214	12,762	26,039	24,437
Sales and marketing	4,320	5,222	9,515	10,921
Technology support	3,680	4,608	8,273	8,812
General and administrative	4,344	6,306	10,653	14,908
Amortization of acquired intangible assets	42	79	84	380
Patent litigation settlement	—	—	(2,667)	(12,000)
Goodwill impairment	52,074	—	52,074	—

Total costs and expenses	76,674	28,977	103,971	47,458

Operating loss	(57,688)	(7,335)	(64,288)	(3,870)
Interest and other income	334	462	846	939
Foreign currency exchange loss	—	—	—	(7)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(57,354)	(6,873)	(63,442)	(2,938)
Discontinued operations, net	69	4,838	4,205	8,553

NET (LOSS) INCOME	$(57,285)	$(2,035)	$(59,237)	$5,615

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Loss from continuing operations	$(1.30)	$(0.16)	$(1.44)	$(0.07)
Discontinued operations, net	—	0.11	0.09	0.20

Basic (loss) earnings per common share	$(1.30)	$(0.05)	$(1.35)	$0.13

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Loss from continuing operations	$(1.30)	$(0.16)	$(1.44)	$(0.07)
Discontinued operations, net	—	0.11	0.09	0.20

Diluted (loss) earnings per common share	$(1.30)	$(0.05)	$(1.35)	$0.13

Comprehensive (loss) income
Net (loss) income	$(57,285)	$(2,035)	$(59,237)	$5,615
Unrealized loss from available-for-sale securities	(72)	—	(39)	—

Comprehensive (loss) income	$(57,357)	$(2,035)	$(59,276)	$5,615

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(59,237)	$5,615
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,254	1,094
Amortization of intangible assets	84	423
Provision for bad debts	305	183
Provision for customer credits	559	822
Gain on disposal of property and equipment	—	(1)
Gain on sale of AIC business	—	(2,762)
Gain on sale of RPM business	—	(3,048)
Gain on sale of AVV business	(4,204)	—
Share-based compensation	1,568	2,518
Foreign currency exchange gain	—	6
Loss on goodwill impairment	52,074	—
Changes in assets and liabilities, net of discontinued operations:
Accounts receivable	(3,183)	(2,538)
Prepaid expenses and other current assets	(489)	(1,222)
Other non-current assets	85	(254)
Accounts payable	(449)	(2,300)
Accrued expenses	(2,818)	(561)
Deferred revenues	638	(162)
Other liabilities	472	275

Net cash used in operating activities	(12,341)	(1,912)

Cash flows from investing activities:
Maturities of short-term investments	14,050	3,000
Purchases of short-term investments	(14,050)
Distribution of foreign investment	—	354
Purchases of property and equipment	(1,537)	(6,917)
Proceeds from sale of AIC business	—	2,573
Proceeds from sale of RPM business	—	7,093
Proceeds from sale of AVV business	21,396	—

Net cash provided by investing activities	19,859	6,103

Cash flows from financing activities:
Distribution to minority interest stockholder	—	(184)
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	601	1,529

Net cash provided by financing activities	601	1,345

Net increase in cash and cash equivalents	8,119	5,536
Cash and cash equivalents, beginning of period	27,601	22,743

Cash and cash equivalents, end of period	$35,720	$28,279

See accompanying notes.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations of Autobytel

Autobytel Inc. (the “Company” or “Autobytel”) is an Internet automotive marketing services company that helps dealers and manufacturers sell cars and related products and services. The Company owns and operates consumer-facing automotive web sites, including its newest site, MyRide.com®, which is designed to help consumers find, see, buy and learn almost anything related to automobiles. The Company’s other web sites are Autobytel.com®, Autoweb.com®, Car.comsm, CarSmart.com®, AutoSite.com®, and CarTV.com®. By providing a convenient and comprehensive automotive consumer experience across the purchase and ownership lifecycle, Autobytel seeks to provide manufacturers and dealers with opportunities to connect with a steady, diverse stream of motivated, serious shoppers, while providing manufacturers and dealers with targeted brand and product advertising opportunities. In addition to its web sites, the Company generates leads and advertising opportunities for dealers and automakers through its marketing network, which includes the AutoReach advertising network, co-brands, such as ESPN.com, and marketing affiliates such as AOL, Edmunds and Kelly Blue Book.

The Company is a Delaware corporation incorporated on May 17, 1996, with its principal corporate offices located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

From its inception through December 31, 2002 and for the years ended December 31, 2007, 2006 and 2005, the Company has experienced annual operating losses and has an accumulated deficit of $250.7 million as of June 30, 2008. The Company believes current cash, cash equivalents and short-term investments are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company’s results of operations and financial condition may be affected by its dependence on, and the general economic conditions of, the automotive industry.

2. Basis of Presentation, Unaudited Interim Financial Statements

The unaudited consolidated condensed financial statements of Autobytel, presented herein are presented on the same basis and can be compared to the unaudited consolidated financial statements reported in the Company’s prior quarterly information in the Company’s 2007 Annual Report on Form 10-K, filed with the SEC. The accompanying consolidated condensed balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements included in Autobytel’s 2007 Annual Report on Form 10-K.

Autobytel has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Autobytel’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of Autobytel’s management, the accompanying unaudited interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present Autobytel’s consolidated condensed financial position as of June 30, 2008 and the consolidated condensed statements of operations and cash flows for the three and six months then ended, as applicable. The statement of operations and cash flows for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

The Company sold certain assets and liabilities of its Automotive Information Center (“AIC”) data operations on January 1, 2007, sold its wholly-owned subsidiary, Retention Performance Marketing, Inc., (“RPM”) on June 30, 2007, and sold certain assets and liabilities of its AVV Inc. (“AVV”) business on January 23, 2008, collectively the “Divestitures” (See Note 7). Accordingly, the Divestures are presented in the consolidated condensed financial statements as discontinued operations. As discontinued operations, revenues and expenses of the Divestitures are presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Condensed Statements of Operations. Expenses included in discontinued operations are direct costs of the Divestures that will be eliminated from future operations. The assets and liabilities of AVV have been aggregated and classified as held for sale under current assets and current liabilities, in the Company’s Consolidated Condensed Balance Sheet as of December 31, 2007.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

Certain reclassifications between sales and marketing, technology support, and general and administrative expenses have been made to prior period information to conform to the current period presentations.

3. Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of FSP 157-2. Therefore, effective for 2008, we adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 for financial assets and liabilities as of January 1, 2008 did not have an impact on Autobytel’s consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of FSP FAS 157-2 in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

4. Computation of Basic and Diluted Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted (loss) income per share from continuing operations and discontinued operations, and net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
BASIC (LOSS) EARNINGS PER SHARE
Loss applicable to continuing operations	$(57,354)	$(6,873)	$(63,442)	$(2,938)
Income applicable to discontinued operations	69	4,838	4,205	8,553

(Loss) Income applicable to common stock	$(57,285)	$(2,035)	$(59,237)	$5,615

Weighted average common shares outstanding	44,079,601	43,323,935	43,948,382	43,103,115

Basic (loss) earnings per share
Loss from continuing operations	$(1.30)	$(0.16)	$(1.44)	$(0.07)
Discontinued operations, net	—	0.11	0.09	0.20

Basic (loss) earnings per share	$(1.30)	$(0.05)	$(1.35)	$0.13

DILUTED (LOSS) EARNINGS PER SHARE
Loss applicable to continuing operations	$(57,354)	$(6,873)	$(63,442)	$(2,938)
Income applicable to discontinued operations	69	4,838	4,205	8,553

(Loss) Income applicable to common stock	$(57,285)	$(2,035)	$(59,237)	$5,615

Weighted average common shares outstanding	44,079,601	43,323,935	43,948,382	43,103,115
Dilutive effect of employee stock options	—	—	—	—

Diluted shares	44,079,601	43,323,935	43,948,382	43,103,115

Diluted (loss) earnings per share
Income from continuing operations	$(1.30)	$(0.16)	$(1.44)	$(0.07)
Discontinued operations, net	—	0.11	0.09	0.20

Diluted (loss) earnings per share	$(1.30)	$(0.05)	$(1.35)	$0.13

For the three months ended June 30, 2008 and 2007, 7,718,278 and 8,021,940, respectively, anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share, and for the six months ended June 30, 2008 and 2007, 8,157,067 and 8,230,457, respectively, anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

5. Share-Based Compensation

For the three months ended June 30, 2008 and 2007, the Company recorded $0.7 million and $1.0 million, respectively, of share-based compensation expense, or $0.01 and $0.02 earnings per share, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded $1.6 million and $2.5 million of share-based compensation expense, or $0.04 and $0.06 earnings per share for each period respectively. Share-based compensation expense is included in costs and expenses in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of revenues	$27	$33	$56	$87
Sales and marketing	195	230	389	516
Technology support	108	181	250	376
General and administrative	328	562	865	1,442

Share-based compensation expense included in continuing operations	658	1,006	1,560	2,421
Share-based compensation expense included in discontinued operations	—	13	8	97

Total share-based compensation expense	658	1,019	1568	2,518
Amount capitalized to internal use software	—	4	—	10

Total share-based compensation costs	$658	$1,023	$1,568	$2,528

The Company issued 320,000 and 421,613 shares of common stock upon exercise of stock options for the three months ended June 30, 2008 and 2007, respectively. The Company issued 320,000 and 758,613 shares of common stock upon exercise of stock options for the six months ended June 30, 2008 and 2007, respectively.

The Company granted 292,500 and 137,500 stock options for the three months ended June 30, 2008 and 2007, respectively, with a weighted-average fair market value per option granted of $0.82 and $2.15, respectively. The Company granted 365,000 and 495,500 stock options for the six months ended June 30, 2008 and 2007, respectively, with a weighted-average fair market value per option granted of $0.89 and $2.07, respectively.

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model on the date of grant and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	60.99% – 62.11%	62.19% – 62.79%	60.99% – 62.11%	62.19% – 64.89%
Risk-free interest rate	2.18% – 2.95%	4.49% – 4.68%	2.18% – 3.33%	4.49% – 4.76%
Expected life	4.13 years	4.36 years	4.13 years	4.36 years

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

To induce Monty A. Houdeshell to join the Company as Chief Financial Officer, on January 30, 2007, the Company entered into an agreement with Mr. Houdeshell whereby the Company granted 300,000 options to him at an exercise price of $3.74 per share. Of the 300,000 options granted, 250,000 were service-based awards and met the criteria for granted options in accordance with SFAS 123(R) as of January 30, 2007. The remaining 50,000 options are performance-based awards where the future performance criteria will be defined at a future date. On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 16,667 performance-based options held by Mr. Houdeshell, which were subsequently achieved, and on March 4, 2008, the Compensation Committee of the Board of Directors established performance criteria for the vesting of another 16,667 performance-based options held by Mr. Houdeshell. Therefore, under SFAS 123(R), the 33,334 performance-based awards with defined performance criteria were deemed granted, 16,667 as of July 17, 2007 and another 16,667 as of March 4, 2008, and the Company began recognizing compensation expense for these awards as of their SFAS 123(R) grant date. At June 30, 2008, there remains an additional 16,666 performance-based options that are not deemed granted under SFAS 123(R) and are not included in the options outstanding at that date.

6. Selected Balance Sheet Accounts

Investments

The Company classifies its equity securities as available-for-sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” As discussed in Note 3, the Company adopted the non-deferred portion of SFAS 157 on January 1, 2008. In accordance with SFAS 157, the Company records its investments based on “Level 1” inputs, which are quoted market prices in active markets for identical assets or liabilities.

Goodwill Impairment

The Company evaluates the carrying value of enterprise goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested for impairment by comparing its fair value to its carrying value. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and the Company then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. The Company evaluates enterprise goodwill, at a minimum, on an annual basis, in the second quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may not be recoverable.

As of June 30, 2008 the Company performed its annual impairment test by comparing the carrying value of Autobytel to its estimated fair value using discounted cash flow and market methods of determining fair value. As a result of this testing, a non-cash impairment charge of $52.1 million was recorded at June 30, 2008. The impairment is a result of our stock price decline in second quarter 2008, which caused the Company’s market capitalization to fall below its book value of equity.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

Property and Equipment

Property and equipment consisted of the following at:

	June 30, 2008	December 31, 2007
	(in thousands)
Computer software and hardware	$9,970	$11,327
Furniture and equipment	1,559	1,615
Leasehold improvements	1,573	1,574
Capitalized internal use software	8,130	9,049
Development in process	1,367	93

	22,599	23,658
Less – Accumulated depreciation and amortization	(12,615)	(12,901)

	$9,984	$10,757

At June 30, 2008 and December 31, 2007, capitalized internal use software, net of amortization, and development in process were $6.8 million and $6.0 million, respectively.

7. Discontinued Operations

On January 31, 2007, the Company completed the sale of certain assets and liabilities of the AIC operations to R.L. Polk (“Polk”) for $3.0 million. The Company received cash of $2.1 million, net of $0.4 million associated with AIC’s deferred revenues and prepaid expenses at January 31, 2007. The balance of $0.5 million was deposited by Polk in an escrow account that was distributed to the Company in the second quarter of 2007. As part of the transaction, the Company received a license to use data supplied by Polk at no cost for a period of three years and the Company licensed to Polk certain data at no cost for a period of three years and certain software at no cost in perpetuity. The Company recognized a gain on the sale of the AIC operations of $2.8 million in the three months ended March 31, 2007.

On June 30, 2007, the Company sold all of the outstanding capital stock of Retention Performance Marketing, Inc. (“RPM”) to OneCommand, Inc. (“OneCommand”), formerly known as Call Command, Inc., pursuant to a Stock Purchase Agreement (“RPM Agreement”) for an aggregate purchase price of $7.6 million, subject to a working capital adjustment. Substantially all the assets and certain liabilities of the RPM business were included in the sale and consisted primarily of accounts receivable, prepaid expenses, certain property and equipment, intangible assets, accounts payable and accrued expenses. The Company received cash of $7.1 million and the balance of $0.5 million, which was deposited by OneCommand in an escrow account that was distributed to the Company in the fourth quarter of 2007 upon determination of the working capital adjustment in accordance with the terms of the RPM Agreement. The Company recognized a gain on the sale of the RPM business of $3.6 million during the year ended December 31, 2007.

On January 23, 2008, the Company completed the sale of certain assets and liabilities of its AVV, Inc. data extraction and customer relationship management software business to Dominion Enterprises (“Dominion”) for approximately $22.75 million in cash, plus a working capital payment of approximately $1.0 million. The Company recorded a gain on sale of approximately $4.2 million in connection with the transaction in the three months ended March 31, 2008. The parties also agreed to a $1.9 million escrow in connection with the transaction. Per the escrow agreement, certain contingencies may apply to full recovery of the escrow amount upon the one year anniversary of the sale. Dominion has notified the escrow holder of a claim against the escrowed amount in connection with Dominion’s claim for indemnification under the AVV business purchase agreement with respect to the Insweb Patent Litigation described under Note 9 to these Notes to Consolidated Condensed Financial Statements-Commitments and Contingencies-Litigation. Federal and state income tax expense of approximately $0.3 million was recorded as a reduction to the income from discontinued operations.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

For the three months ended June 30, 2008 and 2007, the results of operations of AVV, AIC and RPM are reported as discontinued operations, net of taxes, as follows:

	STATEMENTS OF OPERATIONS (Amounts in thousands)
	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	AVV	AIC	RPM	Total	AVV	AIC	RPM	Total
REVENUES	$—	$—	$—	$—	$2,607	$—	$3,523	$6,130
COSTS AND EXPENSES:
Cost of revenues	—	—	—	—	18	—	1,642	1,660
Sales and marketing	—	—	—	—	503	—	1,770	2,273
Technology support	—	—	—	—	540	—	166	706
General and administrative	—	—	—	—	158	—	43	201
Amortization of intangibles	—	—	—	—	—	—	—	—

TOTAL COSTS AND EXPENSES	—	—	—	—	1,219	—	3,621	4,840

Gain on sale	—	—	—	—	—	500	3,048	3,548
(Benefit) provision for income taxes	(69)	—	—	(69)	—	—	—	—

DISCONTINUED OPERATIONS, NET	$69	$—	$—	$69	$1,388	$500	$2,950	$4,838

For the six months ended June 30, 2008 and 2007, the results of operations of AVV, AIC and RPM are reported as discontinued operations, net of taxes, as follows:

	STATEMENTS OF OPERATIONS (Amounts in thousands)
	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	AVV	AIC	RPM	Total	AVV	AIC	RPM	Total
REVENUES	$568	$—	$—	$568	$5,302	$210	$7,145	$12,657
COSTS AND EXPENSES:
Cost of revenues	—	—	—	—	45	10	3,346	3,401
Sales and marketing	150	—	—	150	1,016	68	3,303	4,387
Technology support	114	—	—	114	1,155	193	287	1,635
General and administrative	53	—	—	53	356	32	53	441
Amortization of Intangibles	—	—	—	—	—	—	43	43

TOTAL COSTS AND EXPENSES	317	—	—	317	2,572	303	7,032	9,907

Gain on sale	4,204	—	—	4,204	—	2,762	3,048	5,810
Provision for income taxes	250	—	—	250	7	—	—	7

DISCONTINUED OPERATIONS, NET	$4,205	$—	$—	$4,205	$2,723	$2,669	$3,161	$8,553

AUTOBYTEL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

8. Patent Litigation Settlement

In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix. The agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and the Cobalt Group of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. On March 14, 2008, the Company received the first of three $2.7 million settlement payments pursuant to the settlement agreement. The Company recorded the payments as patent litigation settlement, in the period payment was received, as reduction to costs and operating expenses. The remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. The Company has been unable to assess with reasonable assurance the collectability of the remaining payments under the Settlement Agreement as it does not have financial information to support the credit-worthiness of the debtor or guarantor. Therefore, the Company does not have reasonable assurance that it will receive any remaining payments on their respective due dates or at all.

9. Commitments and Contingencies

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

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

On November 30, 2007, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Insweb Corporation, Leadpoint, Inc., Internet Brands, Inc. and Auto Internet Marketing, Inc. (“Autobytel Patent Litigation”). In the lawsuit, the Company asserts infringement of the Company’s U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” (“Autobytel ‘517 Patent”) against such parties, and seeks damages and a permanent injunction. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

On March 11, 2008, Insweb Corporation filed a lawsuit in the United States District Court for the Southern District of California against the Company, one of the Company’s subsidiaries and Dominion Enterprises, the purchaser of the AVV business (“Insweb Patent Litigation”). In the lawsuit, Insweb asserts infringement of Insweb’s U.S. Patent No. 6,898,597, entitled “Event Log” (“Insweb ‘597 Patent”) by marketing and selling the WebControl product of the AVV business and is seeking damages and a permanent injunction. On July 3, 2008, the complaint in the Insweb Patent Litigation was amended to add Leadpoint, Inc., Internet Brands, Inc. and Auto Internet Marketing, Inc. as additional plaintiffs and co-owners of the Insweb ‘597 Patent and to add RPM and OneCommand, the purchaser of the RPM business, as additional defendants. In addition to the asserted infringement with respect to the WebControl Product, the amended complaint asserts infringement of the Insweb 597 Patent by marketing and selling the RPM technology. The Company intends to vigorously defend the lawsuit. Dominion Enterprises has asserted an indemnity claim under the AVV business purchase agreement and in connection therewith has notified the escrow holder of a claim against the $1.9 million amount escrowed under the AVV business purchase agreement with respect to such indemnification claim. The Company is obligated to indemnify Dominion for this claim subject to and in accordance with the terms of the purchase agreement. RPM and OneCommand have asserted an indemnity claim under the purchase agreement relating to the sale of the RPM business. The Company is obligated to indemnify RPM and OneCommand for this claim subject to and in accordance with the terms of the purchase agreement. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

On March 13, 2008, Edmunds Holding Company et. al filed a lawsuit in the United States District Court for the District of Delaware against the Company. In the lawsuit, Edmunds is seeking a declaration that its business activities, some of which include generating automotive leads, do not infringe the Autobytel ‘517 Patent and that such patent is invalid. The Company intends to vigorously defend the lawsuit. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

On May 14, 2008, Internet Brands, Inc. filed a Complaint in Interpleader and a Demand for Arbitration/Mediation asserting claims for breach of contract, misrepresentation, fraud, breach of implied covenants of good faith and fair dealing, breach of fiduciary duties and declaratory relief, and other causes of action relating to a strategic co-marketing agreement (“Co-marketing Agreement”) between Internet Brands and the Company’s subsidiary, Autoweb.com, Inc. (“Autoweb”), entered into prior to the Company’s acquisition of Autoweb in August 2001. Internet Brands alleges that pursuant to such agreement, the Company granted to Internet Brands an implied license to employ the technology which is the subject of the Autobytel ‘517 Patent and that the Company’s filing of the complaint against Internet Brands in the Autobytel Patent Litigation repudiated the Co-Marketing Agreement. Internet Brands seeks unspecified compensatory and punitive damages, a declaration that Internet Brands was granted an implied license to employ the technology which is the subject of the Autobytel ‘517 Patent, and an order that Internet Brands is not obligated to return shares of Internet Brands’ common stock in Internet Brands’ possession that were issued to Autoweb in connection with the Co-Marketing Agreement (“Internet Brands Stock”). The Company intends to vigorously defend the lawsuit and has filed a cross-complaint against Internet Brands asserting causes of action for, among other things, conversion of the Internet Brands Stock and seeking damages and return of the Internet Brands Stock. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

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

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out such plans or achieve such goals and objectives or that we will be able successfully to do so on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties such that actual results may differ materially from these statements. Important factors that could cause actual results to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q are set forth under Part II “Item 1A. Risk Factors,” and Part I. Item 1A of our Annual Report on Form-10K for the year ended December 31, 2007. Investors are urged not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements. Unless specified otherwise, as used herein, the terms “we,” “us” or “our” refer to Autobytel Inc. and its subsidiaries.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the notes thereto in Autobytel’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Basis of Presentation

We sold certain assets and liabilities of its Automotive Information Center (“AIC”) data operations on January 31, 2007, sold its wholly-owned subsidiary, Retention Performance Marketing, Inc., (“RPM”) on June 30, 2007, and sold certain assets and liabilities of its AVV Inc. (“AVV”) business on January 23, 2008, collectively the “Divestitures.” Accordingly, the Divestures are presented in the consolidated condensed financial statements as discontinued operations. As discontinued operations, revenues and expenses of the Divestitures are presented on a net basis and stated separately from the respective captions in continuing operations in the Condensed Consolidated Statements of Operations. Expenses included in discontinued operations are direct costs of the Divestures that will be eliminated from future operations.

Overview

We are an Internet automotive marketing services company that helps dealers and manufacturers sell cars and related products and services. We own and operate consumer-facing automotive web sites, including our newest site, MyRide.com ®, which is designed to help consumers find, see, buy and learn almost anything related to automobiles. Our other web sites are Autobytel.com ®, Autoweb.com ®, Car.comsm, CarSmart.com ®, AutoSite.com ®, and CarTV.com ®. By providing a convenient and comprehensive automotive consumer experience across the purchase and ownership lifecycle, we seek to provide manufacturers and dealers with opportunities to connect with a steady, diverse stream of motivated, serious shoppers, while providing manufacturers and dealers with targeted brand and product advertising opportunities. In addition to its web sites, we generate leads and advertising opportunities for dealers and automakers through our marketing network, which includes the AutoReach advertising network, co-brands, such as ESPN.com, and marketing affiliates such as AOL, Edmunds and Kelly Blue Book.

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

Dealers participate in our automotive lead generation programs by entering into contracts with us directly or through a major dealer group or an automotive manufacturer or its automotive buying service affiliate. In turn, we direct consumers to dealers in their local area based on the consumers’ vehicle preference. We expect our dealers to promptly provide consumers a competitive offer within 24 hours of being contacted by the consumer. We recommend that each dealer have at least one employee whose principal responsibility is supervising the dealer’s Internet business, similar to the way in which most dealers have a new vehicle sales manager, a used vehicle sales manager and a service and parts department manager who are each responsible for those respective dealership functions. We believe that dealers who immediately respond to consumer inquiries, have readily available inventory and provide up-front competitive pricing benefit the most from our marketing services. We form our dealer relationships after analysis of automotive sales, historic lead activity and demographic data in each region. We seek to maintain in our dealer networks the highest quality dealers within defined territories.

Consumers come to our Web sites to research, compare and configure vehicles and to request a price quote on a vehicle from one of our network dealers. Once they are ready to buy a vehicle, consumers can submit a purchase request through any of our automotive Web sites and thereby connect to one or more of our participating dealers. Consumers can also shop for used vehicles at our branded Web sites by searching for a used vehicle according to the price, make, model, color, year and location of the vehicle. Consumers can submit credit questionnaires to be connected to a participating dealer or an automotive finance institution. The finance leads provide dealers with another direct channel of consumers, many of whom may not be able to secure loans from conventional lending sources.

For the three and six months ended June 30, 2008 our results of operations have been affected and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	general economic conditions and specifically market conditions in the automotive industry;

•	the effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	a decline in purchase requests delivered to our retail and enterprise dealers;

•	variations in spending by automotive manufacturers and others for our advertising services;

•	the amount of visits (traffic) to our network of web sites;

•	the cost of acquiring traffic to our network of web sites;

•	the rates attainable from our advertisers; and

•	the implementation of certain cost reduction initiatives.

As of June 30, 2008, we had $36.4 million in cash and cash equivalents and short-term securities.

For the third quarter of 2008, we may use cash in excess of cash generated from operations.

Results of Operations

Revenues by groups of similar services were as follows:

	Three Months Ended June 30		Change		Six Months Ended June 30		Change
	2008	2007	$	%	2008	2007	$	%
REVENUES:
Lead Fees	$17,178	$16,678	$500	3%	$35,339	$33,909	$1,430	4%
Advertising	1,767	4,947	(3,180)	(64)%	4,266	9,654	(5,388)	(56)%
Other	41	17	24	141%	78	25	53	212%

TOTAL REVENUES	$18,986	$21,642	$(2,656)	(12)%	$39,683	$43,588	$(3,905)	(9)%

Percent of Revenue by groups of similar services were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Percent of Revenue:	2008	2007	2008	2007
Lead Fees	91%	77%	89%	78%
Advertising	9%	23%	11%	22%
Other	—	—	—	—

TOTAL REVENUES	100%	100%	100%	100%

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Lead Fees. The $0.5 million or 3% increase in lead fees for second quarter 2008, compared to second quarter 2007 was primarily due to an increase in the number of wholesale leads delivered. This was the result of a decline in overall auto related consumer requests and a decline in finance leads, more than offset by a higher multiple of lead deliveries enabled by our multiple lead delivery technology, implemented in the third quarter 2007, and the addition of several wholesale relationships. The multiple lead delivery technology has increased the number of leads placed through wholesale channels.

Advertising. The $3.2 million or 64% decrease in advertising revenues for second quarter of 2008, compared to second quarter of 2007 was primarily due to three factors: (1) a decrease in page views as a result of initiatives to eliminate low quality traffic; (2) a decrease in page views due to the reduction in search engine marketing; and (3) a reduction in advertising rates from some advertisers due to poor advertisement click-through rates and other advertisement performance measures.

Cost and expenses were as follows:

	Three Months Ended June 30,		Change
	2008	2007	$	%
	(in thousands)
Costs and expenses:
Cost of revenues	$12,214	$12,762	$(548)	(4)%
Sales and marketing	4,320	5,222	(902)	(17)%
Technology support	3,680	4,608	(928)	(20)%
General and administrative	4,344	6,306	(1,962)	(31)%
Amortization of acquired intangible assets	42	79	(37)	(47)%
Goodwill Impairment	52,074	—	52,074

Total costs and expenses	$76,674	$28,977	$47,697	165%

Cost of Revenues. Cost of revenues consists of lead acquisition costs, traffic acquisition costs and other cost of revenues. Lead acquisition costs consist of payments made to our Internet consumer request providers, including Internet portals and online automotive information providers. Traffic acquisition costs consist of search engine marketing, revenue share payments to traffic providing partners, and other costs incurred to generate page views on the Autobytel network of web sites. Other cost of revenues consists of salaries and compensation related expenses, fees paid to third parties for data and content included on our Web site properties, connectivity costs, technology license fees, server equipment depreciation.

The $0.5 million or 4% decrease in the cost of revenues in second quarter 2008 compared to second quarter 2007 was primarily due to a decrease of $1.2 million in search engine marketing costs, a decrease of $0.8 million in other traffic acquisition costs, partially offset by $0.7 million increase in depreciation, a $0.4 increase in lead acquisition costs, and a $0.3 million increase in Web site hosting costs. Search engine and other traffic acquisition costs have decreased due to initiatives to more efficiently deploy marketing dollars, while depreciation, Web site hosting, and other costs have increased due to the launch of the MyRide.com Web site in third quarter 2007. Lead acquisition costs have increased due the increased volume of acquired leads.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, internal personnel costs and other costs associated with dealer sales, Web site advertising, and dealer training and support. Sales and marketing expense in second quarter 2008 decreased by $0.9 million or 17% compared to the second quarter of 2007, due principally to internal cost containment initiatives.

Technology Support. Technology support expense includes personnel costs related to developing new products, enhancing features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Technology support expense in second quarter 2008 decreased by $0.9 million or 20% compared to second quarter 2007, due to compensation expense savings resulting from internal cost reduction initiatives.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in second quarter 2008 decreased $2.0 million or 31% compared to second quarter 2007 due to a decrease in personnel, temporary labor, and professional fees of $1.3 million, a decrease in stock compensation of $0.2 million and other expense reduction initiatives of $0.5 million.

Goodwill Impairment. We evaluate the carrying value of enterprise goodwill for impairment in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is tested for impairment by comparing its fair value to its carrying value. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and then we complete the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. We evaluate enterprise goodwill, at a minimum, on an annual basis, in the second quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may not be recoverable.

As of June 30, 2008 we performed our annual impairment test by comparing the carrying value of Autobytel Inc. to its estimated fair value using discounted cash flow and market methods of determining fair value. As a result of this testing, a non-cash impairment charge of $52.1 million was recorded at June 30, 2008. The impairment is a result of our stock price decline in second quarter 2008, which caused our market capitalization to fall below its book value of equity.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Lead Fees. The $1.4 million or 4% increase in lead fees for first half 2008, compared to first half 2007 was primarily due to an increase in the number of wholesale leads delivered. This was the result of a decline in overall auto related consumer requests, and a decline in finance leads, more than offset by a higher multiple of lead deliveries enabled by our multiple lead delivery technology, implemented in the third quarter 2007, and the addition of several wholesale relationships. The multiple lead delivery technology has increased the number of leads placed through wholesale channels.

Advertising. The $5.4 million or 56% decrease in advertising revenues for first half 2008, compared to first half 2007 was primarily due to three factors: (1) a decrease in page views as a result of initiatives to eliminate low quality traffic; (2) a decrease in page views due to the reduction in search engine marketing in first half of 2008; and (3) a reduction in advertising rates from some advertisers due to poor advertisement click-through rates and other advertisement performance measures.

Cost and expenses were as follows:

	Six Months Ended June 30,		Change
	2008	2007	$	%
	(in thousands)
Costs and expenses:
Cost of revenue	$26,039	$24,437	$1,602	7%
Sales and marketing	9,515	10,921	(1,406)	(13)%
Technology support	8,273	8,812	(539)	(6)%
General and administrative	10,653	14,908	(4,255)	(29)%
Amortization of intangibles	84	380	(296)	(78)%
Patent litigation settlement	(2,667)	(12,000)	9,333	(78)%
Goodwill impairment	52,074	—	52,074

Total costs and expenses	$103,971	$47,458	$56,513	119%

Cost of Revenues. The $1.6 million or 7% increase in the cost of revenues in first half 2008 compared to first half 2007 was primarily due to a $1.4 million increase in lead acquisition costs, a $1.4 million increase in depreciation, and a $0.4 million increase in Web site hosting costs, partially offset by a $1.2 million decrease in other traffic acquisition costs, and a $1.0 million decrease in search engine marketing costs. Depreciation and Web site hosting costs have increased due to the launch of the MyRide.com Web site in third quarter 2007. Lead acquisition costs have increased due the increased volume of acquired leads, while search engine and other traffic acquisition costs have decreased due to initiatives to more efficiently deploy marketing dollars.

Sales and Marketing. Sales and marketing expense in first half 2008 decreased by $1.4 million or 13% compared to first half of 2007, due principally to internal cost containment initiatives.

Technology Support. Technology support expense in first half 2008 decreased by $0.5 million or 6% compared to first quarter 2007, due to compensation expense related savings resulting from internal cost reduction initiatives

General and Administrative. General and administrative expense in first half 2008 decreased $4.3 million or 29% compared to first half 2007 due primarily to a decrease in personnel, temporary labor and other compensation expense of $1.9 million, a decrease in professional fees of $1.2 million and a decrease in stock compensation of $0.6 million

Patent Litigation Settlement. In 2004, we brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, we entered into a settlement agreement with Dealix. The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments for a mutual release of claims and a license from us to Dealix and the Cobalt Group of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. On March 14, 2008, we received the first of three $2.7 million settlement payments pursuant to the agreement. We recorded the payments as patent litigation settlement, in the period payment was received, as reduction to costs and operating expenses. The remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. We have been unable to assess with reasonable assurance the collectability of the remaining payments under the Settlement Agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. Therefore, we do not have reasonable assurance that we will receive any remaining payments on their respective due dates or at all.

Goodwill Impairment. See Results of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and as set forth in Item I Part I, Note 6 to unaudited consolidated condensed financial statements, “Selected Balance Sheet Accounts, Goodwill Impairment” of this report on Form 10-Q.

Employees

As of July 31, 2008, we had a total of 224 employees. We also utilize independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and generally consider our employee relations to be good.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments totaled $36.4 million as of June 30, 2008 compared to cash, cash equivalents and short-term investments of $28.3 million as of December 31, 2007.

Our working capital, excluding assets and liabilities held for sale, increased by $12.8 million, to $39.2 million at June 30, 2008 compared to $26.4 million at December 31, 2007. The increase was primarily due to the $21.4 million of proceeds from the sale of AVV in the first quarter 2008, and $2.7 million cash received in the first quarter related to the Dealix patent litigation settlement agreement, partially offset by an increase in accounts receivable due to an increase in days sales outstanding and a decrease in accounts payable and accrued expenses, due to the timing of payments.

Net Cash Used In Operating Activities

For the six months ended June 30, 2008, net cash flows used for operating activities were $12.3 million, compared to $1.9 million used in the first half 2007. The increase in net cash flows used for operating activities was primarily due to the decline in earnings combined with changes in working capital requirements.

Net Cash Provided By Investing Activities

For the six months ended June 30, 2008, net cash flows provided by investing activities were $19.9 million, compared to $6.1 million provided in the first half 2007. The increase was due to an increase in cash proceeds from Divestures in 2008 of $21.4 million 2008 compared to $9.7 million in 2007, lower capital spending requirements in the first half 2008 compared to first half 2007 of $5.4 million, which was due to the substantial completion of the MyRide.com Web site in 2007 and no new significant capital projects in first half 2008, partially offset by a $3 million decrease in cash received from investment maturities.

Net Cash Provided By Financing Activities

For the six months ended June 30, 2008, cash flows provided by financing activities were $0.6 million, compared to $1.3 million. The decrease was due to fewer stock option exercises in 2008 compared to 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February

12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of FSP 157-2. Therefore, effective for 2008, we adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 for financial assets and liabilities as of January 1, 2008 did not have an impact on our consolidated financial position, results of operations or cash flows. We do not expect the adoption of FSP FAS 157-2 in 2009 to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”)”, which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2008 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

See discussion at Part I, Item 1, Note 9, “Commitments and Contingencies – Litigation,” to the unaudited consolidated condensed financial statements, which is incorporated by reference herein.

Item 1A.	Risk Factors

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We cannot assure that we will be profitable in the future. If we are unable to achieve profitability in the future and we continue to lose money, our operations will not be financially viable.

Most of our senior executives do not have long-term experience in the Internet-based vehicle information and shopping industry. This limited experience contributes to our difficulty in predicting future operating results.

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $250.7 million, and $191.4 million as of June 30, 2008, and December 31, 2007.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve and sustain profitability, we must, among other things:

•	generate increased vehicle shopper and buyer traffic to our Web sites;

•	successfully introduce new products and services;

•	continue to send new and used vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees,;

•	expand the number of dealers in our networks;

•	sustain and expand our relationships with automotive manufacturers;

•	assure continued access to a high volume of leads at acceptable prices from third party sources;

•	respond to competitive developments;

•	maintain a high degree of customer satisfaction;

•	provide secure and easy to use Web sites for customers;

•	increase visibility of our brand names;

•	defend and enforce our intellectual property rights;

•	design and implement effective internal control systems;,

•	continue to attract, retain and motivate qualified personnel; and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will be profitable in the future.

If our internal controls and procedures fail, our financial condition, results of operations and cash flow could be materially and adversely affected.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had no material weakness in our internal control over financial reporting as of June 30, 2008. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have a material weakness in the future resulting from failure of our internal controls and procedures.

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

The majority of our revenue is derived from fees paid by retail dealers participating in our dealer networks. A few agreements account for substantially all of our enterprise dealers. From time to time, a major dealer group or automotive manufacturer may significantly increase or decrease the number of dealers participating in our dealer networks or the number of purchase requests accepted from us. If dealer attrition increases or the number of purchase requests accepted from us decreases and we are unable to add new dealers to mitigate the attrition or decrease in number of accepted requests, our revenues will decrease. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests at prices acceptable to dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. If the number of dealers in our networks declines or dealers reduce the services they receive from us, our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected. In addition, if automotive manufacturers or major dealer groups force us to decrease the fees we charge for our services, our revenues will decline which could have a material adverse effect on our business, results of operations and financial condition.

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

We compete with other entities that maintain similar consumer and/or business-to-business Web sites including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete to a degree with vehicle dealers. Such competitors, including vehicle dealers, may already maintain or may introduce Web sites which compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services, such as General Motors Corporation and Ford Motor Company in its partnership with its dealers through FordDirect.com. On advertising, we compete with offerings from, among others, the major portals (e.g., Yahoo!, MSN, AOL), transaction based sites (e.g., Ebay Motors, Cars.com, Autotrader), automotive verticals (e.g., KBB, Edmunds) and numerous lifestyle sites (e.g., HIN City).

We believe that the principal competitive factors in the online market are:

•	brand recognition;

•	dealer return on investment;

•	lead quality;

•	prices of products and services;

•	speed and quality of fulfillment;

•	strength of intellectual property;

•	field sales and customer support;

•	dealer territorial coverage;

•	relationships with automotive manufacturers;

•	variety of integrated products and services;

•	consumer experience and ease of use;

•	customer satisfaction;

•	quality of Web site content;

•	quality of service; and

•	technical expertise.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to many factors. Our expense levels are based in part on our expectations of future revenues which may vary significantly. If revenues do not increase faster than expenses, our business, results of operations and financial condition will be materially and adversely affected. Other factors that may adversely affect our quarterly operating results include:

•	our ability to retain existing dealers, attract new dealers and maintain dealer and customer satisfaction;

•	the announcement or introduction of new or enhanced sites such as MyRide.com, services and products by us or our competitors;

•	general economic conditions and economic conditions specific to the Internet, online commerce or the automotive industry;

•

a decline in the usage levels of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those marketed or advertised by us;

•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner;

•	our ability to attract and retain personnel;

•	the level of traffic on our Web sites and other sites that refer traffic to our Web sites;

•	technical difficulties, system downtime, Internet brownouts or electricity blackouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	costs of ongoing litigation and any adverse judgments resulting from such litigation;

•	costs of defending and enforcing our intellectual property rights;

•	governmental regulation; and

•	unforeseen events affecting the industry.

Seasonality is likely to cause fluctuations in our operating results. Investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results.

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

The economic strength of the automotive industry significantly impacts the revenues we derive from dealers, automotive manufacturers and other customers and consumer traffic to our Web sites. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Purchases of vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions, energy prices and interest rates in regional and local markets). Because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or a general increase in interest rates, energy prices or a general tightening of lending may affect us more significantly than companies in other industries. Given the economic outlook for 2008, we expect total new vehicle sales to decrease from 2007 levels due in part to a short term mismatch of leads supply and demand, which is the result of a shift in consumer preferences to more fuel efficient vehicles from less fuel efficient vehicles, which is being driven by the rising cost of gasoline in the past year In addition, if any of our larger customers were to become insolvent because of economic conditions in the automotive industry, our business, results of operations, cash flow and financial condition may be materially and adversely affected.

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

We also believe that our dealer marketing services generally do not qualify as automobile brokerage activity and, therefore, state motor vehicle dealer or broker licensing requirements generally do not apply to us. However, in certain states we have modified our marketing programs or pricing models to comply with local laws. If any state’s regulatory requirements relating to motor vehicle dealers or brokers are deemed applicable to us and we do not comply with such regulatory requirements, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs or pricing models in such states in a manner that undermines the attractiveness of the program to consumers or dealers. If we determine that the licensing or other regulatory requirements in a given state are overly burdensome, we may elect to terminate operations in such state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.”

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

Changes in government regulation and taxation of Internet commerce may result in increased costs that may reduce our future earnings.

Because our business is dependent on the Internet, the adoption of new local, state or national laws or regulations may decrease the growth of Internet usage or marketing or the acceptance of Internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is currently listed on the NASDAQ Global Market, but we cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. The stock market in general has experienced significant price fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in our quarterly operating results;

•	historical and anticipated operating metrics such as the number of participating dealers, the visitors to our Web sites and the frequency with which they transact,;

•	announcements of new product or service offerings;

•	technological innovations;

•	competitive developments, including actions by automotive manufacturers;

•	changes in financial estimates by securities analysts or our failure to meet such estimates;

•	conditions and trends in the Internet, electronic commerce and automotive industries;

•	our ability to comply with the conditions to continued listing of our stock on The NASDAQ Global Market;

•	adoption of new accounting standards affecting the technology or automotive industry, and

•	general market conditions and other factors.

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

Our common stock could be delisted from NASDAQ Global Market if we are not able to satisfy continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and you may have difficulty converting your investment into cash efficiently.

Our common stock is currently listed on the NASDAQ Global Market. Continued listing of a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing.

The standards for continued listing require, among other things, that the minimum bid price for the listed securities be at least $1.00 per share over a certain number of consecutive days in any six month period. As of the date of this report, the Company is in compliance with the minimum bid price requirement. However, our common stock has traded below $2.00 per share since May 16, 2008, and there can be no assurances made that we will continue to satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market.

If our common stock were to be delisted from the NASDAQ Global Market, the price of our common stock, the ability of holders to sell such stock, and our ability to raise additional capital may be adversely affected. If delisted, our stock would still be publicly traded but if we sought to relist our stock on the NASDAQ Global Market we would be required to comply with all of the initial listing requirements to be relisted on the NASDAQ Global Market, which initial listing requirements are in some instances more stringent than the continued listing requirements.

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

As part of our business, we make Internet services and content available to our customers. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. We are involved in several such matters which are described in “Part I., Item 1 Note 9, “Commitments and Contingencies—Litigation” herein. We could face liability for information retrieved from or transmitted over the Internet and liability for products sold over the Internet. We could be exposed to liability with respect to third-party information that may be accessible through our Web sites, links or car review services. Such claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. Such claims might assert, among other things that, by directly or indirectly providing links to Web sites operated by third parties we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content provided on our Web sites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

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

We held our Annual Meeting of Stockholders on June 26, 2008. The following is a brief description of the matters voted upon at the meeting and the number of votes cast for or against or withheld and, if applicable, the number of abstentions and broker non-votes with respect to each matter. Each director proposed by us was elected.

(a) The stockholders re-elected the following three nominees for our board of directors:

Director	For	Withheld Authority
Jeffrey H. Coats	29,635,497	3,086,213
Mark R. Ross	31,368,252	1,353,458
Jeffrey M. Stibel	31,403,852	1,317,858

The term of office as director for Mark N. Kaplan, James E. Riesenbach, Michael J. Fuchs, and Janet Thompson, continued after the meeting.

Item 6.	Exhibits

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 6, 2008.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 6, 2008.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ Monty A. Houdeshell
Monty A. Houdeshell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 6, 2008

By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 6, 2008.

31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 6, 2008.

32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 6, 2008.