Form 10-Q
period 2008-09-30
AUTOBYTEL  INC
filed 2008-11-07
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of October 31, 2008, there were 45,219,679 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Condensed Financial Statements

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,170	$27,601
Accounts receivable, net of allowances for bad debts and customer credits of $578 and $534, respectively	12,698	11,692
Prepaid expenses and other current assets	1,794	1,739
Assets held for sale	—	17,160

Total current assets	46,662	58,192
Property and equipment, net	9,229	10,757
Goodwill	—	52,074
Investment and other assets	918	1,133

TOTAL ASSETS	$56,809	$122,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,032	$5,852
Accrued expenses	5,009	6,470
Deferred revenues	2,082	1,749
Other current liabilities	1,253	1,199
Liabilities held for sale	—	198

Total current liabilities	12,376	15,468
Other non current liabilities	271	436

TOTAL LIABILITIES	12,647	15,904
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 45,219,679 and 43,788,663 shares issued and outstanding, respectively	44	44
Additional paid-in capital	299,742	296,964
Unrealized gain from investment	680	686
Accumulated deficit	(256,304)	(191,442)

TOTAL STOCKHOLDERS’ EQUITY	44,162	106,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,809	$122,156

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amounts in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Lead fees	$15,571	$17,576	$50,910	$51,485
Advertising	1,640	4,318	5,906	13,971
Other revenues	59	17	137	43

Total revenues	17,270	21,911	56,953	65,499

COSTS AND EXPENSES:
Cost of revenues	11,107	14,934	37,146	39,371
Sales and marketing	4,001	5,260	13,516	16,181
Technology support	3,651	4,577	11,924	13,389
General and administrative	4,551	5,599	15,203	20,507
Amortization of acquired intangible assets	42	42	125	422
Patent litigation settlement	—	—	(2,667)	(12,000)
Goodwill impairment	—	—	52,074	—

Total costs and expenses	23,352	30,412	127,321	77,870

Operating loss	(6,082)	(8,501)	(70,368)	(12,371)
Interest and other income	271	486	1,116	1,425
Foreign currency exchange loss	—	—	—	(7)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(5,811)	(8,015)	(69,252)	(10,953)
Discontinued operations, net	184	1,427	4,390	9,980

NET LOSS	$(5,627)	$(6,588)	$(64,862)	$(973)

BASIC LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.13)	$(0.18)	$(1.57)	$(0.25)
Discontinued operations, net	—	0.03	0.10	0.23

Basic loss per common share	$(0.13)	$(0.15)	$(1.47)	$(0.02)

DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.13)	$(0.18)	$(1.57)	$(0.25)
Discontinued operations, net	—	0.03	0.10	0.23

Diluted loss per common share	$(0.13)	$(0.15)	$(1.47)	$(0.02)

Comprehensive loss
Net loss	$(5,627)	$(6,588)	$(64,862)	$(973)
Unrealized gain (loss) from investment	33	—	(6)	—

Comprehensive loss	$(5,594)	$(6,588)	$(64,868)	$(973)

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(64,862)	$(973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,426	2,151
Amortization of intangible assets	125	465
Provision for bad debts	673	301
Provision for customer credits	792	1,051
Gain on sale of AIC business	—	(2,762)
Gain on sale of RPM business	—	(3,072)
Gain on sale of AVV business	(4,204)	—
Share-based compensation	2,129	3,758
Foreign currency exchange gain	—	7
Loss on goodwill impairment	52,074	—
Changes in assets and liabilities, net of discontinued operations:
Accounts receivable	(2,364)	(82)
Prepaid expenses and other current assets	(44)	(160)
Other non-current assets	84	(127)
Accounts payable	(1,826)	(1,190)
Accrued expenses	(1,456)	(969)
Deferred revenues	338	(580)
Other liabilities	(107)	(70)

Net cash used in operating activities	(15,222)	(2,252)

Cash flows from investing activities:
Maturities of short-term investments	14,050	3,000
Purchases of short-term investments	(14,050)	—
Distribution of foreign investment	—	354
Purchases of property and equipment	(2,254)	(7,316)
Proceeds from sale of AIC business	—	2,573
Proceeds from sale of RPM business	—	7,093
Proceeds from sale of AVV business	21,396	—

Net cash provided by investing activities	19,142	5,704

Cash flows from financing activities:
Distribution to minority interest stockholder	—	(184)
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	649	2,259

Net cash provided by financing activities	649	2,075

Net increase in cash and cash equivalents	4,569	5,527
Cash and cash equivalents, beginning of period	27,601	22,743

Cash and cash equivalents, end of period	$32,170	$28,270

See accompanying notes.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations of Autobytel

Autobytel Inc. (the “Company” or “Autobytel”) is an Internet automotive marketing services company that assists automotive dealers and manufacturers sell cars and related products and services. The Company owns and operates consumer-facing automotive web sites, including its newest site, MyRide.com®, which is designed to help consumers find, see, buy and learn almost anything related to automobiles. The Company’s other web sites are Autobytel.com®, Autoweb.com®, Car.comsm, CarSmart.com®, AutoSite.com®, and CarTV.com®. By providing a convenient and comprehensive automotive consumer experience across the purchase and ownership lifecycle, Autobytel seeks to provide automotive dealers and manufacturers with opportunities to connect with a steady, diverse stream of motivated, serious shoppers, while providing dealers and manufacturers with targeted brand and product advertising opportunities. In addition to its web sites, the Company generates leads and advertising opportunities for dealers and manufacturers through its marketing network, which includes the AutoReach advertising network, co-branded websites, such as ESPN.com, and lead referral affiliates such as AOL, Edmunds and Kelly Blue Book.

The Company is a Delaware corporation incorporated on May 17, 1996, with its principal corporate offices located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

From its inception through December 31, 2002 and for the years ended December 31, 2007, 2006 and 2005, the Company has experienced annual operating losses and has an accumulated deficit of $256 million as of September 30, 2008. The Company believes current cash, cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company’s results of operations and financial condition may be affected by its dependence on, and the general economic conditions of, the automotive industry.

2. Basis of Presentation, Unaudited Interim Financial Statements

The unaudited consolidated condensed financial statements of Autobytel, presented herein are presented on the same basis and can be compared to the unaudited consolidated financial statements reported in the Company’s prior quarterly information in the Company’s 2007 Annual Report on Form 10-K, filed with the SEC. The accompanying consolidated condensed balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements included in Autobytel’s Annual Report on Form 10-K for the year ended December 31, 2007.

Autobytel has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Autobytel’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of Autobytel’s management, the accompanying unaudited interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present Autobytel’s consolidated condensed financial position as of September 30, 2008 and the consolidated condensed statements of operations and cash flows for the three and nine months then ended, as applicable. The statement of operations and cash flows for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

The Company sold certain assets and liabilities of its Automotive Information Center (“AIC”) data operations on January 1, 2007, sold its wholly-owned subsidiary, Retention Performance Marketing, Inc., (“RPM”) on June 30, 2007, and sold certain assets and liabilities of its AVV Inc. (“AVV”) business on January 23, 2008, collectively the “Divestitures” (See Note 7). Accordingly, the Divestures are presented in the unaudited consolidated condensed financial statements as discontinued operations. As discontinued operations, revenues and expenses of the Divestitures are presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Condensed Statements of Operations. Expenses included in discontinued operations are direct costs of the Divestures that will be eliminated from future operations. The assets and liabilities of AVV have been aggregated and classified as held for sale under current assets and current liabilities, in the Company’s Consolidated Condensed Balance Sheet as of December 31, 2007.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

Certain reclassifications have been made to prior period information to conform to the current period presentations.

3. Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of FSP FAS 157-2. Therefore, effective for 2008, we adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 for financial assets and liabilities as of January 1, 2008 did not have an impact on Autobytel’s consolidated financial position, results of operations or cash flows. The Company does not expect that the adoption of FSP FAS 157-2 in 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

4. Computation of Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share from continuing operations and discontinued operations, and net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
BASIC (LOSS) EARNINGS PER SHARE
Loss applicable to continuing operations	$(5,811)	$(8,015)	$(69,252)	$(10,953)
Income applicable to discontinued operations	184	1,427	4,390	9,980

Loss applicable to common stock	$(5,627)	$(6,588)	$(64,862)	$(973)

Weighted average common shares outstanding	44,183,581	43,660,961	44,027,354	43,291,107
Basic (loss) earnings per share
Loss from continuing operations	$(0.13)	$(0.18)	$(1.57)	$(0.25)
Discontinued operations, net	—	0.03	0.10	0.23

Basic loss per share	$(0.13)	$(0.15)	$(1.47)	$(0.02)

DILUTED (LOSS) EARNINGS PER SHARE
Loss applicable to continuing operations	$(5,811)	$(8,015)	$(69,252)	$(10,953)
Income applicable to discontinued operations	184	1,427	4,390	9,980

Loss applicable to common stock	$(5,627)	$(6,588)	$(64,862)	$(973)

Weighted average common shares outstanding	44,183,581	43,660,961	44,027,354	43,291,107
Dilutive effect of employee stock options	—	—	—	—
Diluted shares	44,183,581	43,660,961	44,027,354	43,291,107

Diluted (loss) earnings per share
Loss from continuing operations	$(0.13)	$(0.18)	$(1.57)	$(0.25)
Discontinued operations, net	—	0.03	0.10	0.23

Diluted loss per share	$(0.13)	$(0.15)	$(1.47)	$(0.02)

For the three months ended September 30, 2008 and 2007, 6,850,856 and 7,770,298, respectively, anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share, and for the nine months ended September 30, 2008 and 2007, 7,697,705 and 8,045,931, respectively, anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

5. Share-Based Compensation

For the three months ended September 30, 2008 and 2007, the Company recorded $0.6 million and $1.2 million, respectively, of share-based compensation expense, or $0.01 and $0.03 earnings per share, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded $2.1 million and $3.8 million of share-based compensation expense, or $0.05 and $0.09 earnings per share for each period, respectively. Share-based compensation expense is included in costs and expenses in the accompanying Consolidated Condensed Statement of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Cost of revenues	$21	$44	$77	$131
Sales and marketing	165	273	554	806
Technology support	45	254	295	649
General and administrative	330	669	1,195	2,144

Share-based compensation expense included in continuing operations	561	1,240	2,121	3,730
Share-based compensation expense included in discontinued operations	—	—	8	28

Total share-based compensation expense	561	1,240	2,129	3,758
Amount capitalized to internal use software	—	—	—	10

Total share-based compensation costs	$561	$1,240	$2,129	$3,768

Restricted Stock

During the three months ended September 30, 2008, the Company granted an aggregate of 1,020,000 restricted stock awards that are subject to forfeiture. The forfeiture restrictions lapse as to one-third of the restricted stock awards on the first anniversary of the award date and ratably over twenty-four months thereafter. The lapsing of the forfeiture restrictions is accelerated under certain conditions, including upon a change of control of the Company. Compensation expense for restricted stock awards is measured on the grant date using the quoted market price of the Company’s common stock on the grant date. The grant date fair value of the restricted stock granted was $1.06.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

Stock Options

The Company granted 1,487,000 and 453,667 stock options for the three months ended September 30, 2008 and 2007, respectively, with a weighted-average fair market value per option granted of $0.53 and $2.24, respectively. The Company granted 2,069,167 and 949,167 stock options for the nine months ended September 30, 2008 and 2007, respectively, with a weighted-average fair market value per option granted of $0.62 and $2.28, respectively.

There were no stock option exercises during the three months ended September 30, 2008. The Company issued 205,799 shares of common stock upon exercise of stock options for the three months ended September 30, 2007. The Company issued 320,000 and 964,412 shares of common stock upon exercise of stock options for the nine months ended September 30, 2008 and 2007, respectively.

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model on the date of grant and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Volatility	62%	62%	62%	63%
Risk-free interest rate	3.0%	4.9%	2.9%	4.7%
Expected life (years)	4.1	4.4	4.1	4.4

Performance Based Awards

To induce James E. Riesenbach to join the Company as President and Chief Executive Officer, on March 20, 2006, the Company entered into an agreement with Mr. Riesenbach whereby the Company granted 1,000,000 options to him at an exercise price of $4.68 per share. Of the 1,000,000 options granted, 600,000 were service-based awards and met the criteria for granted options in accordance with SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), as of March 20, 2006. The remaining 400,000 options are performance-based awards where the future performance criteria will be defined at a future date. On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 200,000 performance-based options held by Mr. Riesenbach, which were subsequently achieved, and on March 4, 2008, the Compensation Committee of the Board of Directors established performance criteria for the vesting of the remaining 200,000 performance-based options. Therefore, under SFAS 123(R), the 400,000 performance-based awards were deemed granted, 200,000 as of July 17, 2007 and another 200,000 as of March 4, 2008, and the Company began recognizing compensation expense for these awards as of their SFAS 123(R) grant date.

To induce Monty A. Houdeshell to join the Company as Chief Financial Officer, on January 30, 2007, the Company entered into an agreement with Mr. Houdeshell whereby the Company granted 300,000 options to him at an exercise price of $3.74 per share. Of the 300,000 options granted, 250,000 were service-based awards and met the criteria for granted options in accordance with SFAS 123(R) as of January 30, 2007. The remaining 50,000 options are performance-based awards where the future performance criteria will be defined at a future date. On July 17, 2007, the Compensation Committee of the Board of Directors established performance criteria for the vesting of 16,667 performance-based options held by Mr. Houdeshell, which were subsequently achieved, and on March 4, 2008, the Compensation Committee of the Board of Directors established performance criteria for the vesting of another 16,667 performance-based options held by Mr. Houdeshell. Therefore, under SFAS 123(R), the 33,334 performance-based awards with defined performance criteria were deemed granted, 16,667 as of July 17, 2007 and another 16,667 as of March 4, 2008, and the Company began recognizing compensation expense for these awards as of their SFAS 123(R) grant date. At September 30, 2008, there remains an additional 16,666 performance-based options that are not deemed granted under SFAS 123(R) and are not included in the options outstanding at that date.

6. Selected Balance Sheet Accounts

Investment

Autobytel has an investment in one publicly traded company’s equity securities that it classifies as available-for-sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” As discussed in Note 3, the Company adopted the non-deferred portion of SFAS 157 on January 1, 2008. In accordance with SFAS 157, the Company records its investments based on “Level 1” inputs, which are quoted market prices in active markets for identical assets or liabilities. As of September 30, 2008 and December 31, 2007 the balance of the investment was $680,000 and $686,000, respectively, and is classified as a long term asset. As discussed in Note 9 the Company’s investment is subject to a legal complaint.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

Goodwill Impairment

The Company evaluates the carrying value of enterprise goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is tested for impairment by comparing its fair value to its carrying value. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and the Company then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. The Company evaluates enterprise goodwill, at a minimum, on an annual basis, in the second quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may not be recoverable.

As of June 30, 2008 the Company performed its annual impairment test by first comparing the carrying value of Autobytel to its fair value based on market capitalization at that date. As the carrying value exceeded the fair value, the second step impairment measurement was performed based on a discounted projection of future cash flows and market methods of determining fair value. As a result of this testing, a non-cash impairment charge of $52.1 million was recorded at June 30, 2008.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

Property and Equipment

Property and equipment consisted of the following at:

	September 30, 2008	December 31, 2007
	(in thousands)
Computer software and hardware	$10,577	$11,327
Furniture and equipment	1,742	1,615
Leasehold improvements	1,626	1,574
Capitalized internal use software	7,740	9,049
Development in process	1,277	93

	22,962	23,658
Less – Accumulated depreciation and amortization	(13,733)	(12,901)

	$9,229	$10,757

At September 30, 2008 and December 31, 2007, capitalized internal use software, net of amortization, and development in process were $5.1 million and $6.0 million, respectively.

The Company periodically reviews long-lived assets to determine if there is any impairment of these assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets. The Company evaluates the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Should the carrying amount of an asset exceed its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes assumptions and estimates.

Accrued Liability Related to Workforce Reductions

In the third quarter of 2008, the Board of Directors of the Company, at the recommendation of management, approved a reduction of its workforce by approximately 35%, or 75 employees (the “Reduction”). The Reduction reinforces management’s commitment to improve cash flow and reduce further losses. As a result, the Company recorded a $1.8 million charge of an expected $2.0 million of total costs related to the Reduction, consisting of severance and other related termination expenses, during the three months ended September 30, 2008 as follows:

Three Months Ended September 30, 2008
(in millions)
Sales and marketing	$0.5
Technology support	0.7
General and administrative	0.6

Total	$1.8

The Company paid approximately $0.3 million of the severance and other related termination costs during the three months ended September 30, 2008. As of September 30, 2008 the remaining accrued liability related to the Reduction was approximately $1.5 million. The Company expects the majority of the accrued liability to be paid in the fourth quarter of 2008.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

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

On January 23, 2008, the Company completed the sale of certain assets and liabilities of its AVV, Inc. data extraction and customer relationship management software business to Dominion Enterprises (“Dominion”) for approximately $22.75 million in cash, plus a working capital payment of approximately $1.0 million. The Company recorded a gain on sale of approximately $4.2 million in connection with the transaction in the three months ended March 31, 2008. The parties also agreed to a $1.9 million escrow in connection with the transaction. Per the escrow agreement, certain contingencies may apply to full recovery of the escrow amount upon the one year anniversary of the sale. Dominion has notified the escrow holder of a claim against the escrowed amount in connection with Dominion’s claim for indemnification under the AVV business purchase agreement with respect to the Insweb Patent Litigation described under Note 9 to these Notes to Unaudited Consolidated Condensed Financial Statements-Commitments and Contingencies-Litigation. Federal and state income tax expense of approximately $0.1 million was recorded as a reduction to the income from discontinued operations.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

For the three months ended September 30, 2008 and 2007, the results of operations of AVV, AIC and RPM are reported as discontinued operations, net of taxes, as follows:

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
	AVV	AIC	RPM	Total	AVV	AIC	RPM	Total
REVENUES:	—	—	—	—	$2,696	—	—	$2,696
COSTS AND EXPENSES:
Cost of revenues	—	—	—	—	25	—	—	25
Sales and marketing	—	—	—	—	501	—	—	501
Technology support	—	—	—	—	511	—	—	511
General and administrative	—	—	—	—	240	—	—	240
Amortization of intangibles	—	—	—	—	—	—	—	—

TOTAL COSTS AND EXPENSES	—	—	—	—	1,277	—	—	1,277

Gain on sale	—	—	—	—	—	—	$24	24
Provision (benefit) for income taxes	$(184)	—	—	$(184)	16	—	—	16

DISCONTINUED OPERATIONS, NET	$184	—	—	$184	$1,403	—	$24	$1,427

For the nine months ended September 30, 2008 and 2007, the results of operations of AVV, AIC and RPM are reported as discontinued operations, net of taxes, as follows:

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
	AVV	AIC	RPM	Total	AVV	AIC	RPM	Total
REVENUES:	$568	—	—	$568	$7,998	$210	$7,145	$15,353
COSTS AND EXPENSES:
Cost of revenues	—	—	—	—	70	10	3,346	3,426
Sales and marketing	150	—	—	150	1,519	68	3,303	4,890
Technology support	114	—	—	114	1,666	193	287	2,146
General and administrative	53	—	—	53	594	32	53	679
Amortization of Intangibles	—	—	—	—	—	—	43	43

TOTAL COSTS AND EXPENSES	317	—	—	317	3,849	303	7,032	11,184

Gain on sale	4,204	—	—	4,204	—	2,762	3,072	5,834
Provision for income taxes	65	—	—	65	23	—	—	23

DISCONTINUED OPERATIONS, NET	$4,390	—	—	$4,390	$4,126	$2,669	$3,185	$9,980

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

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

9. Commitments and Contingencies

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autobytel Individual Defendants from the case without prejudice. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiff’s motion for class certification was withdrawn, without prejudice. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autoweb

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

Individual Defendants from the case without prejudice. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include Autoweb. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiff’s motion for class certification was withdrawn, without prejudice. Due to the inherent uncertainties of litigation, Autoweb cannot accurately predict the ultimate outcome of the matter. If Autoweb is found liable, it is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, or whether such damages would have a material impact on its results of operations, financial condition or cash flows in any future period.

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

On March 11, 2008, Insweb Corporation filed a lawsuit in the United States District Court for the Southern District of California against the Company, one of the Company’s subsidiaries and Dominion Enterprises, the purchaser of the AVV business (“Insweb Patent Litigation”). In the lawsuit, Insweb asserts infringement of Insweb’s U.S. Patent No. 6,898,597, entitled “Event Log” (“Insweb ‘597 Patent”) by marketing and selling the WebControl product of the AVV business and is seeking damages and a permanent injunction. On July 3, 2008, the complaint in the Insweb Patent Litigation was amended to add Leadpoint, Inc., Internet Brands, Inc. and Auto Internet Marketing, Inc. as additional plaintiffs and co-owners of the Insweb ‘597 Patent and to add RPM and OneCommand, the purchaser of the RPM business, as additional defendants. In addition to the asserted infringement with respect to the WebControl Product, the amended complaint asserts infringement of the Insweb ‘597 Patent by marketing and selling the RPM technology. The Company intends to vigorously defend the lawsuit. Dominion Enterprises has asserted an indemnity claim under the AVV business purchase agreement and in connection therewith has notified the escrow holder of a claim against the $1.9 million amount escrowed under the AVV business purchase agreement with respect to such indemnification claim. The Company is obligated to indemnify Dominion for this claim subject to and in accordance with the terms of the purchase agreement. RPM and OneCommand have asserted an indemnity claim under the purchase agreement relating to the sale of the RPM business. The Company is obligated to indemnify RPM and OneCommand for this claim subject to and in accordance with the terms of the purchase agreement. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

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

On May 14, 2008, Internet Brands, Inc. filed a Complaint in Interpleader and a Demand for Arbitration/Mediation asserting claims for breach of contract, misrepresentation, fraud, breach of implied covenants of good faith and fair dealing, breach of fiduciary duties and declaratory relief, and other causes of action relating to a strategic co-marketing agreement

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

(“Co-Marketing Agreement”) between Internet Brands and the Company’s subsidiary, Autoweb.com, Inc. (“Autoweb”), entered into prior to the Company’s acquisition of Autoweb in August 2001. The Company has been informed that prior to the filing of its claims, Internet Brands instructed its share transfer agent to deliver to Internet Brands a certificate representing the shares of Internet Brands’ common stock issued to Autoweb pursuant to the Co-Marketing Agreement (“Internet Brands Stock”) that were held by the share transfer agent in connection with Internet Brands’ initial public offering and which remain in the name of Autoweb as stockholder of record, as confirmed by the share transfer agent. Internet Brands alleges that pursuant to the Co-Marketing Agreement, the Company granted to Internet Brands an implied license to employ the technology which is the subject of the Autobytel ‘517 Patent and that the Company’s filing of the complaint against Internet Brands in the Autobytel Patent Litigation repudiated the Co-Marketing Agreement. Internet Brands seeks unspecified compensatory and punitive damages, a declaration that Internet Brands was granted an implied license to employ the technology which is the subject of the Autobytel ‘517 Patent, and an order that Internet Brands is not obligated to return the Internet Brands stock to Autoweb. The Company intends to vigorously defend the lawsuit and has filed a cross-complaint against Internet Brands asserting causes of action for, among other things, conversion of the Internet Brands Stock and seeking damages and return of the Internet Brands Stock. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

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

Basis of Presentation

We sold certain assets and liabilities of its Automotive Information Center (“AIC”) data operations on January 31, 2007; sold its wholly-owned subsidiary, Retention Performance Marketing, Inc., (“RPM”) on June 30, 2007; and sold certain assets and liabilities of its AVV Inc. (“AVV”) business on January 23, 2008, collectively the “Divestitures.” Accordingly, the Divestures are presented in the consolidated condensed financial statements as discontinued operations. As discontinued operations, revenues and expenses of the Divestitures are presented on a net basis and stated separately from the respective captions in continuing operations in the Unaudited Consolidated Condensed Statements of Operations. Expenses included in discontinued operations are direct costs of the Divestures that will be eliminated from future operations.

Overview

Autobytel Inc. (the “Company” or “Autobytel”) is an Internet automotive marketing services company that assists automotive dealers and manufacturers sell cars and related products and services. The Company owns and operates consumer-facing automotive web sites, including its newest site, MyRide.com ®, which is designed to help consumers find, see, buy and learn almost anything related to automobiles. The Company’s other web sites are Autobytel.com ®, Autoweb.com ®, Car.comsm, CarSmart.com ®, AutoSite.com ®, and CarTV.com ®. By providing a convenient and comprehensive automotive consumer experience across the purchase and ownership lifecycle, Autobytel seeks to provide automotive dealers and manufacturers with opportunities to connect with a steady, diverse stream of motivated, serious shoppers, while providing dealers and manufacturers with targeted brand and product advertising opportunities. In addition to its web sites, the Company generates leads and advertising opportunities for dealers and manufacturers through its marketing network, which includes the AutoReach advertising network, co-branded websites, such as ESPN.com, and lead referral affiliates such as AOL, Edmunds and Kelly Blue Book.

For the three and nine months ended September 30, 2008 our results of operations have been affected and may continue to be affected in the future, by various factors, including, but not limited to, the following:

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

As of September 30, 2008, we had approximately $32.2 million in cash and cash equivalents. For fourth quarter 2008, we will use cash in excess of cash generated from operations.

During the first nine months of 2008 consumer demand for new and used cars has substantially declined compared to the same period in the prior year. The declining consumer demand has resulted in fewer purchase requests delivered to our retail dealers. Additionally, many auto dealers are being adversely impacted by the automotive industry’s downturn in sales. In the third quarter of 2008 we experienced increased cancellations of contracts for leads purchases from our participating retail dealers. Recent tightening in credit markets has increased the difficulty for consumers to obtain financing for their vehicle purchases and leases. This has created additional challenges for dealers in converting purchase requests into sales, which in turn has further impacted the number of leads being purchased by our retail dealers. The reduced availability of financing has also negatively impacted our finance leads business, which supplies dealers with customers who have below prime credit ratings. We do not believe there will be improvement of these conditions in our leads businesses in the near term.

Although we believe automotive manufacturers continue to transition advertising and marketing budgets from traditional media to on-line and other directly measurable media, overall advertising and marketing budgets are down, and if the unfavorable automotive industry and general economic conditions persist, we believe that there may be a negative impact on the on-line advertising and marketing expenditures by the automotive manufacturers, dealer groups, and related businesses. To date we have not been informed by advertisers in the 2009 media buying cycle that they plan significant advertising expenditure reductions for advertising that may be placed with us in 2009 compared to expenditures for advertising actually placed with us in 2008, but there can be no assurance that expenditure reductions will not occur. We are experiencing decreases in our advertising revenues primarily resulting from a decrease in page views as a result of low quality traffic; a reduction in search engine marketing; and a reduction in advertising rates from some advertisers due to weak advertisement click-through rates and other advertisement performance measures. We believe that there may be some improvement in the number of page views resulting from improved efficiency in our search engine marketing, expanded search engine optimization and syndication in 2009.

As previously announced, we engaged an investment banking firm, RBC Capital Markets Corporation (RBC), to act as a financial advisor and to assist the Company in exploring and evaluating strategic alternatives to maximize shareholder value. Any such alternatives could include the possible sale of the Company or certain of its assets or strategic partnerships. There can be no assurances that the process will result in any specific transaction or transactions. We do not intend to disclose developments regarding the process unless and until the Company’s board of directors approves a definitive course of action.

Results of Operations

Revenues by groups of similar services were as follows:

	Three Months Ended September 30		Change		Nine Months Ended September 30		Change
	2008	2007	$	%	2008	2007	$	%
	(amounts in thousands)				(amounts in thousands)
REVENUES:
Lead Fees	$15,571	$17,576	$(2,005)	(11)%	$50,910	$51,485	(575)	(1)%
Advertising	1,640	4,318	(2,678)	(62)%	5,906	13,971	(8,065)	(58)%
Other	59	17	42	247%	137	43	94	219%

TOTAL REVENUES	$17,270	$21,911	$(4,641)	(21)%	$56,953	$65,499	$(8,546)	(13)%

Percent of Revenue by groups of similar services were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Percent of Revenue:
Lead Fees	90%	80%	90%	79%
Advertising	10%	20%	10%	21%
Other	—	—	—	—

TOTAL REVENUES	100%	100%	100%	100%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Lead Fees. The $2.0 million or 11% decrease in lead fees for third quarter 2008, compared to third quarter 2007 was primarily due to a $1.7 million decrease in retail new-car lead revenue, a $0.4 decrease in used-car lead revenue and a $0.4 million decline in finance lead revenue, partially offset by a $0.5 million increase in wholesale auto lead revenue. The decline in retail new, used and finance lead revenue was the result of a decline in overall auto related consumer requests and a net loss of participating dealers. The increase in wholesale auto lead revenue resulted from the higher multiple of lead deliveries enabled by our multiple lead delivery technology, implemented in the third quarter 2007, and the addition of certain wholesale relationships.

Advertising. The $2.7 million or 62% decrease in advertising revenues for third quarter of 2008, compared to third quarter 2007 was primarily due to three factors: (1) a decrease in page views as a result of initiatives to eliminate low quality traffic; (2) a decrease in page views due to the reduction in search engine marketing; and (3) a reduction in advertising rates from some advertisers due to poor advertisement click-through rates and other advertisement performance measures in prior periods.

Cost and expenses were as follows:

	Three Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands)
Costs and expenses:
Cost of revenues	$11,107	$14,934	$(3,827)	(26)%
Sales and marketing	4,001	5,260	(1,259)	(24)%
Technology support	3,651	4,577	(926)	(20)%
General and administrative	4,551	5,599	(1,048)	(19)%
Amortization of acquired intangible assets	42	42	—	—

Total costs and expenses	$23,352	$30,412	$(7,060)	(23)%

Accrued Liability Related to Workforce Reductions. See Results of Operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and Part I, Item 1, Note 6 to the unaudited consolidated condensed financial statements, “Selected Balance Sheet Accounts - Accrued Liability Related to Workforce Reductions” of this Report on Form 10-Q.

Cost of Revenues. Cost of revenues consists of lead acquisition costs, traffic acquisition costs and other cost of revenues. Lead acquisition costs consist of payments made to our Internet consumer request providers, including Internet portals and online automotive information providers. Traffic acquisition costs consist of search engine marketing, revenue share payments to traffic providing partners, and other costs incurred to generate page views on the Autobytel network of web sites. Other cost of revenues consists of salaries and compensation related expenses, fees paid to third parties for data and content included on our Web site properties, connectivity costs, technology license fees, and server equipment depreciation.

The $3.8 million or 26% decrease in the cost of revenues in third quarter 2008 compared to third quarter 2007 was primarily due to a decrease of $1.5 million in search engine marketing costs, a $1.1 million decrease in lead acquisition costs, a decrease of $0.5 million in other traffic acquisition costs, a $0.3 million decrease in computer software maintenance, a $0.2 million decrease in data licensing costs, and a $0.2 million net decrease in other costs. Search engine and other traffic acquisition costs have decreased due to initiatives to more efficiently deploy marketing dollars. Lead acquisition costs have decreased due to the decreased volume of acquired leads.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, internal personnel costs and other costs associated with dealer sales, Web site advertising, and dealer support. Sales and marketing expense in third quarter 2008 decreased by $1.3 million or 24% compared to third quarter 2007, due principally to internal cost containment initiatives.

Technology Support. Technology support expense includes personnel costs related to developing new products, enhancing features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Technology support expense in third quarter 2008 decreased by $0.9 million or 20% compared to third quarter 2007, due to compensation expense savings resulting from internal cost reduction initiatives.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in third quarter 2008 decreased $1.0 million or 19% compared to third quarter 2007 due to a decrease in personnel, temporary labor, and professional fees of $0.8 million and a decrease in stock compensation of $0.3 million.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Lead Fees. The $0.6 million or 1% decrease in lead fees for the nine months ended September 30, 2008, compared to the same period in the prior year was primarily due to a decrease in the number of leads delivered. This was the result of a decline in overall auto related consumer requests, and a decline in finance leads, partially offset by a higher multiple of lead deliveries enabled by our multiple lead delivery technology, implemented in the third quarter 2007, and the addition of several wholesale relationships.

Advertising. The $8.1 million or 58% decrease in advertising revenues for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily due to two factors: (1) a decrease in page views across our websites; and (2) a reduction in advertising rates. The decrease in page views across our websites was primarily the result of our initiatives to eliminate low quality traffic and a reduction in search engine marketing for the nine months ended September 30, 2008.

Cost and expenses were as follows:

	Nine Months Ended September 30,		Change
	2008	2007	$	%
	(in thousands)
Costs and expenses:
Cost of revenue	$37,146	$39,371	$(2,225)	(6)%
Sales and marketing	13,516	16,181	(2,665)	(16)%
Technology support	11,924	13,389	(1,465)	(11)%
General and administrative	15,203	20,507	(5,304)	(26)%
Amortization of intangibles	125	422	(297)	(70)%
Patent litigation settlement	(2,667)	(12,000)	9,333	(78)%
Goodwill impairment	52,074	—	52,074	—

Total costs and expenses	$127,321	$77,870	$49,451	64%

Accrued Liability Related to Workforce Reductions. See Results of Operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and in Part I, Item 1, Note 6 to the unaudited consolidated condensed financial statements, “Selected Balance Sheet Accounts—Accrued Liability Related to Workforce Reductions” of this Report on Form 10-Q.

Cost of Revenues. The $2.2 million or 6% decrease in the cost of revenues for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily due to a decrease of $2.4 million in search engine marketing costs and a $1.7 million decrease in other traffic acquisition costs, partially offset by a $1.3 million increase in depreciation, a $0.3 million increase in Web site hosting costs, an increase in lead acquisition costs of $0.2 million, and other net cost increases of $0.1 million. Search engine marketing and other traffic acquisition costs have decreased due to cost containment initiatives and efforts to more efficiently deploy marketing dollars. Depreciation and Web site hosting costs have increased due to the launch of the MyRide.com Web site in third quarter 2007. Lead acquisition costs increased due to the increased volume of acquired leads.

Sales and Marketing. Sales and marketing expense for the nine months ended September 30, 2008 decreased by $2.7 million or 16% compared to the same period in the prior year, due principally to personnel reductions and other internal cost containment initiatives.

Technology Support. Technology support expense for the nine months ended September 30, 2008 decreased by $1.5 million or 11% compared to the same period in the prior year, due to compensation expense related savings resulting from internal cost reduction initiatives.

General and Administrative. General and administrative expense for the nine months ended September 30, 2008 decreased $5.3 million or 26% compared to the same period in the prior year due to a decrease in personnel, temporary labor and other compensation expense of $2.9 million, a decrease in professional fees of $1.4 million, a decrease in stock compensation of $0.9 million, and a decrease of $0.1 million of other net expenses.

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

Goodwill Impairment. See Results of Operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, and Part I, Item 1, Note 6 to the unaudited consolidated condensed financial statements, “Selected Balance Sheet Accounts - Goodwill Impairment” of this Report on Form 10-Q.

Employees

As of October 31, 2008, we had a total of 151 employees. We also utilize independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and generally consider our employee relations to be good.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $32.2 million as of September 30, 2008 compared to cash, cash equivalents and short-term investments of $27.6 million as of December 31, 2007.

Our working capital, excluding assets and liabilities held for sale, increased by $8.5 million, to $34.3 million at September 30, 2008 compared to $25.8 million at December 31, 2007. The increase was primarily due to the $21.4 million of proceeds from the sale of AVV and to the $2.7 cash related to the Dealix patent litigation settlement agreement received in the first quarter 2008, as well as increases in accounts receivable due to an increase in days sales outstanding and a decrease in accounts payable and accrued expenses due to accrued payments related to the MyRide web site in 2007 that did not recur in 2008.

Net Cash Used In Operating Activities

For the nine months ended September 30, 2008, net cash flows used in operating activities were $15.2 million, compared to $2.3 million used in the same period in the prior year. The increase in net cash flows used for operating activities was primarily due to the increase in losses combined with changes in working capital.

Net Cash Provided By Investing Activities

For the nine months ended September 30, 2008, net cash flows provided by investing activities were $19.1 million, compared to $5.7 million provided in the same period in the prior year. The increase was due to an increase in cash proceeds from the Divestures in 2008 of $21.4 million, compared to $9.7 million in 2007, lower capital spending in the nine months ended September 30, 2008 compared to the same period in the prior year of $5 million, which was due to the substantial completion of the MyRide.com Web site in 2007 and no new significant capital projects in the nine months ended September 30, 2008, partially offset by a $3 million decrease in cash received from investment maturities.

Net Cash Provided By Financing Activities

For the nine months ended September 30, 2008, cash flows provided by financing activities were $0.6 million, compared to $2.1 million for the same period in the prior year. The decrease was due to fewer stock option exercises in 2008 compared to 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of FSP FAS 157-2. Therefore, effective for 2008, we adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 for financial assets and liabilities as of January 1, 2008 did not have an impact on Autobytel’s consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of FSP FAS 157-2 in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”)”, which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2008 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We cannot assure that we will be profitable in the future. We had an accumulated deficit of $256 million and $191 million as of September 30, 2008, and December 31, 2007, respectively.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in rapidly evolving markets, such as the market for Internet commerce. We believe that to achieve and sustain profitability, we must, among other things:

•	generate increased vehicle shopper and buyer traffic to our Web sites;

•	successfully introduce new products and services;

•	continue to send new and used vehicle purchase requests to dealers that result in sufficient dealer transactions to justify our fees;

•	expand the number of dealers in our networks;

•	sustain and expand our relationships with automotive manufacturers;

•	assure continued access to a high volume of leads at acceptable prices from third party sources;

•	respond to competitive developments;

•	maintain a high degree of customer satisfaction;

•	provide secure and easy to use Web sites for customers;

•	increase visibility of our brand names;

•	defend and enforce our intellectual property rights;

•	design and implement effective internal control systems;

•	continue to attract, train, retain and motivate qualified personnel; and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will be profitable in the future.

If our internal controls and procedures fail, our financial condition, results of operations and cash flow could be materially and adversely affected.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had no material weakness in our internal control over financial reporting as of September 30, 2008. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have a material weakness in the future resulting from failure of our internal controls and procedures.

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

If we lose our key personnel or are unable to attract, train, retain, and motivate additional highly qualified sales, marketing, managerial and technical personnel, our business may suffer.

Our future success depends on our ability to attract, train, retain, and motivate highly qualified sales, marketing, managerial and technical personnel. In addition, as we introduce new services we may need to hire additional personnel. We may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary managerial, technical, sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

Our business and operations are substantially dependent on the performance of our executive officers and key employees. The loss of the services of one or more of our executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition.

Our decision to evaluate strategic alternatives may have a negative impact on employee retention, as well as customer and supplier relationships.

As previously announced, we engaged an investment banking firm, RBC Capital Markets Corporation (RBC), to act as a financial advisor and to assist the Company in exploring and evaluating strategic alternatives to maximize shareholder value. The public disclosure of this action may create concern among our employees, increasing turnover and disrupting key business activities. We have implemented a key employee retention program to address retention risks, but there can be no assurance that this retention program will be successful in retaining employees. Additionally, our decision to evaluate strategic alternatives may create concerns among our customers and suppliers regarding our stability, impacting our ability to acquire and retain customers and maintain supplier relationships.

If a more media-centric advertising-driven business model, including the MyRide.com Web site, is not successful, we may not be able to be profitable in the future.

In 2006, we began implementing a series of strategic initiatives, including programs to transition our business toward a more media-centric advertising-driven business model. Towards that end, we launched the MyRide.com Web site in October 2007. Demand and market acceptance for newly introduced services and products over the Internet are subject to uncertainty and we have no assurance that consumers and other automotive participants will accept and use our new products and services. If consumers and other automotive participants fail to accept and use our new products and services or acceptance continues to be at a lower level than anticipated, our strategy of focusing on a more media-centric advertising-driven business model will not be successful. Accordingly, we cannot assure that we will be profitable in the future.

If our dealer attrition increases, our dealer networks and revenues derived from these networks may decrease.

The majority of our revenue is derived from fees paid by retail dealers participating in our dealer networks. A few agreements with large dealer groups account for a material amount of our revenue. From time to time, a major dealer group or automotive manufacturer may significantly decrease the number of dealers participating in our dealer networks or the number of purchase requests accepted from us. If dealer attrition increases or continues at the current rate and we are unable to add new dealers to mitigate the attrition, our revenues will decrease. If the number of purchase requests accepted from us decreases, our revenues will decrease. A material factor affecting dealer attrition is our ability to provide dealers with high quality purchase requests at prices acceptable to dealers. High quality purchase requests are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a dealer generated from purchase requests to the total number of purchase requests sent to that dealer. If the number of dealers in our networks declines or dealers reduce the services they receive from us, our revenues will decrease and our business, results of operations and financial condition will be materially and adversely affected. In addition, if automotive manufacturers or major dealer groups require us to decrease the fees we charge for our services, our revenues will decline, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our vehicle marketing services compete against a variety of Internet and traditional vehicle purchasing services, automotive brokers and classified advertisement providers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the automotive and automotive-related industries. Competition continues to intensify in 2008 as key competitors pursue the best quality consumer leads through strategic relationships, pricing, search marketing programs, and other tactics. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, we must significantly increase awareness of our services and brand names and deliver satisfactory value to our customers. Failure to compete successfully will cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

We compete with other entities that maintain similar consumer and/or business-to-business Web sites including AutoNation’s AutoUSA, Microsoft Corporation’s MSN Autos, CarsDirect.com, Cars.com, eBayMotors.com, Dealix.com, and AutoTrader.com. We also compete to a degree with automotive dealers. Such competitors, including vehicle dealers, may already maintain or may introduce Web sites that compete with ours. We also compete indirectly against vehicle brokerage firms and affinity programs offered by several companies, including Costco Wholesale Corporation and Wal-Mart Stores, Inc. In addition, all major automotive manufacturers have their own Web sites and many have launched online buying services. In advertising, we compete with offerings from, among others, the major portals (e.g., Yahoo!, MSN, AOL), transaction based sites (e.g., Ebay Motors, Cars.com, Autotrader), automotive verticals (e.g., KBB, Edmunds) and numerous lifestyle sites (e.g., HIN City).

Our success in our leads businesses is dependent on our ability to acquire and distribute high quality leads in sufficient volumes to our customers. These leads may be submitted by consumers through our own web properties or purchased from other web publishers. Our success is dependent on our ability to purchase quality leads and sell those leads at profitable margins. Our competitive success in our advertising business is dependent on our ability to attract and acquire consumers to our web properties and monetize that traffic at profitable margins with advertisers.

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

•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner;

•	our ability to attract, train, retain and motivate personnel;

•	the level of traffic on our Web sites and other sites that refer traffic to our Web sites;

•	technical difficulties, system downtime, Internet brownouts or electricity blackouts;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	costs of ongoing litigation and any adverse judgments resulting from such litigation;

•	costs of defending and enforcing our intellectual property rights;

•	governmental regulation; and

•	unforeseen events affecting the industries in which we operate.

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

We are particularly affected by general economic conditions and in particular the automotive industry.

The economic strength of the automotive industry significantly impacts the revenues we derive from dealers, automotive manufacturers and other customers and consumer traffic to our Web sites. The automotive industry is cyclical, with vehicle sales fluctuating due to changes in national and global economic forces. Purchases of vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income (such as employment, wages and salaries, business conditions, energy prices and interest rates in regional and local markets). Because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or a general increase in interest rates, energy prices or a general tightening of lending may affect us more significantly than companies in other industries. Given the economic outlook for 2008, we expect total new vehicle sales to decrease from 2007 levels due to a variety of factors, including (i) a short term mismatch of leads supply and demand, which is the result of a shift in consumer preferences to more fuel efficient vehicles from less fuel efficient vehicles, which is being driven by the rising cost of gasoline in the past year; (ii) general economic conditions resulting in less discretionary consumer spending related to automobile purchases; and (iii) tightening of credit available for automotive purchases. In addition, if any of our larger customers were to become insolvent because of economic conditions in the automotive industry, our business, results of operations, cash flow and financial condition may be materially and adversely affected.

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

We depend on a number of strategic relationships to direct a substantial amount of purchase requests and traffic to us or our Web sites. The termination of any of these relationships or any significant reduction in traffic to Web sites on which our services are advertised or offered, or the failure to develop additional referral sources, could cause our purchase request volume or quality to decline. If this occurs, dealers may no longer be satisfied with our services and may terminate their relationships with us or force us to decrease the fees we charge for our services. If dealers terminate their relationships with us or force us to decrease the fees we charge for our services, our revenues will decline, which could have a material adverse effect on our business, results of operations and financial condition. We receive a significant number of purchase requests through a limited number of Internet search engines, online automotive information providers, and other automotive-related Internet sites. We periodically negotiate revisions to existing agreements and these revisions could increase our costs in future periods. A number of our agreements with online service providers may be terminated without cause. We may not be able to maintain our relationship with our online service providers or find alternative, comparable marketing sponsorships and alliances capable of originating significant numbers of purchase requests on terms satisfactory to us. If we cannot maintain or replace our relationships with online service providers, our revenues may decline which could have a material adverse effect on our business, results of operations, cash flow and financial condition.

If any of our advertising relationships with manufacturers terminates or declines or our advertising rates decline, our revenues would continue to decrease.

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

Because our business is dependent on the Internet, the adoption of new local, state or federal laws or regulations may decrease the growth of Internet usage or marketing or the acceptance of Internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Our production Web sites, including MyRide.com, Autobytel.com, Autoweb.com, CarSmart.com, AutoSite.com, Car.com and Finance.Car.com, and certain other systems are currently hosted at secure third-party hosting facilities.

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

Our common stock is currently listed on the NASDAQ Global Market, but we cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. The stock market in general has experienced significant price fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in our quarterly operating results;

•	historical and anticipated operating metrics such as the number of participating dealers, the visitors to our Web sites and the frequency with which they transact,;

•	announcements of new product or service offerings;

•	technological innovations;

•	competitive developments, including actions by automotive manufacturers;

•	changes in financial estimates by securities analysts or our failure to meet such estimates;

•	conditions and trends in the Internet, electronic commerce and automotive industries;

•	our ability to comply with the conditions to continued listing of our stock on The NASDAQ Global Market;

•	adoption of new accounting standards affecting the technology or automotive industry, and

•	general market or economic conditions and other factors.

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

The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share over a certain number of consecutive days in any six month period. As of the date of this report, the Company is in compliance with the minimum bid price requirement. However, our common stock has traded below $1.00 per share since October 1, 2008 through and including November 5, 2008, and there can be no assurances made that we will continue to satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market.

On October 16, 2008, the NASDAQ Global Market implemented a temporary suspension of its enforcement of the minimum $1.00 closing bid price and minimum market value for publicly held shares continued listing rules. This temporary suspension will remain in effect through January 16, 2009 and enforcement of the rules will be reinstated on January 19, 2009.

If our common stock were to be delisted from the NASDAQ Global Market, the price of our common stock, the ability of holders to sell such stock, and our ability to raise additional capital may be adversely affected. If delisted, our stock would still be publicly traded but if we sought to relist our stock on the NASDAQ Global Market we would be required to comply with all of the initial listing requirements to be relisted on the NASDAQ Global Market, which in some instances are more stringent than the continued listing requirements.

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

As part of our business, we make Internet services and content available to our customers. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. We are involved in several such matters which are described in “Part I, Item 1, Note 9, “Commitments and Contingencies—Litigation” herein. We could face liability for information retrieved from or transmitted over the Internet and liability for products sold over the Internet. We could be exposed to liability with respect to third-party information that may be accessible through our Web sites, links or car review services. Such claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. Such claims might assert, among other things that, by directly or indirectly providing links to Web sites operated by third parties we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content provided on our Web sites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

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

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are involved in patent litigation, both as plaintiff and defendant, which are described in Part I, Item 1, Note 9, “Commitments and Contingencies – Litigation” herein. There can be no assurance that our services do not infringe on the intellectual property rights of third parties.

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

From time to time, we are involved in other litigation or other legal matters arising from the normal course of our business activities. The actions filed against us and other litigation or legal matters, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially adversely affect our business, results of operations and financial condition. We are currently a defendant in certain proceedings or are involved in legal matters which are described in Part I, Item 1, Note 9, “Commitments and Contingencies - Litigation” herein.

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

Item 6.	Exhibits

10.1	Amended and Restated Severance Agreement between Autobytel and Mr. Mark Garms is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on October 3, 2008.

10.2	Amended and Restated Severance Agreement between Autobytel and Mr. Glenn Fuller is incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on October 3, 2008.

*31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated November 6, 2008.

*31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated November 6, 2008.

*32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated November 6, 2008.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ Monty A. Houdeshell
Monty A. Houdeshell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 7, 2008

	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amended and Restated Severance Agreement between Autobytel and Mr. Mark Garms is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on October 3, 2008.

10.2	Amended and Restated Severance Agreement between Autobytel and Mr. Glenn Fuller is incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on October 3, 2008.

*31.1	Chief Executive Officer Section 302 Certification of Periodic Report, dated November 7, 2008.

*31.2	Chief Financial Officer Section 302 Certification of Periodic Report, dated November 7, 2008.

*32.1	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated November 7, 2008.

*	Filed herewith