Form 10-K
period 2008-12-31
AUTOBYTEL  INC
filed 2009-03-13
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-22239

Autobytel Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0711569
(State of Incorporation)	(I.R.S. Employer Identification No.)

18872 MacArthur Boulevard, Suite 200

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sale price of $1.42 for our common stock on The NASDAQ Global Market on June 30, 2008, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $61 million.

As of February 28, 2009, 45,219,679 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2009 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Important factors that could cause actual results to differ materially from those reflected in forward-looking statements made in this Annual Report are set forth under “Item 1A. Risk Factors.” Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

Item 1.	Business

Autobytel Inc. was incorporated in 1996 under the laws of the State of Delaware. Unless specified otherwise, as used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” or “Autobytel” refer to Autobytel Inc. and its subsidiaries.

Overview

We are an automotive marketing services company that assists automotive dealers and manufacturers sell automobiles. By connecting consumers to automotive dealers and manufacturers through internet lead referral programs and on-line advertising, we provide automotive dealers and manufacturers with opportunities to efficiently market their vehicles to potential customers. We purchase from third parties and generate from our own websites consumer internet requests for pricing and availability on new and used cars as well as for vehicle financing (these consumer internet requests are referred to in this Annual Report on Form 10-K as “Leads”). We sell the Leads primarily to our automotive dealer and manufacturer customers. Leads are purchased from a network of supplier websites, such as Edmunds, AOL, Kelley Blue Book, and Yahoo, (“Network Websites”). These Network Websites provide substantially all of our Leads. Additionally, we own and operate consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm , CarSmart.com®,

CarTV.com®, and MyRide.com® that provide consumers with information and tools to aid them with their automotive purchase decisions. Our owned websites provide a small percentage of our Leads but provide a significant portion of our page views for the advertising component of our business. In addition to advertising on our websites, we provide advertising opportunities for automotive manufacturers and other automotive advertisers through our marketing network, which includes our AutoReach advertising network (“Ad Network”) and co-branded websites, such as ESPN.com. We conduct our business within the United States and within one business segment which is defined as providing automotive and marketing services.

Available Information

Our corporate website is located at www.autobytel.com. Information on our website is not incorporated by reference in this Annual Report. At or through the Investor Relations section of our website we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after such material is electronically filed with or furnished to the SEC. Our Code of Conduct and Ethics for Employees, Officers and Directors is available at the Corporate Governance link of the Investor Relations section of our website.

Significant Business Developments

Change in Strategic Emphasis

We have decided to focus on our core Leads business and place less emphasis on a media-centric advertising-driven business model. This shift in emphasis is the result of our strategic evaluation of the unfavorable macro-economic and automotive industry market conditions experienced during 2008, which are expected to continue during 2009.

Cost Reduction Initiatives

In late 2007, we began a series of expense reduction initiatives that were intended to better align our operating costs with our declining revenues. This involved reducing the number of employees by 63 beginning in the fourth quarter 2007 through the second quarter 2008, and an additional 116 employees in the second half of 2008. Since the inception of these cost reduction initiatives, we have eliminated approximately 60% of our work-force from continuing operations. During this timeframe, we also significantly reduced our use of consultants and temporary labor in an effort to further reduce costs.

Changes to Executive Management

Consistent with our change in strategic emphasis and cost reduction initiatives, a number of our executives either resigned or were terminated from the Company in 2008, including our former Chief Executive Officer, James Riesenbach. Effective on February 28, 2009 we also terminated the employment of our former Chief Financial Officer, Monty Houdeshell. Jeffrey Coats, a member of the Board of Directors, was appointed as our President and Chief Executive Officer on December 12, 2008. Mark Garms, the Company’s Senior Vice President of Dealer Operations, was named the Company’s Executive Vice President and Chief Operating Officer effective January 19, 2009. Curtis DeWalt, the Company’s Senior Vice President, Finance and Controller, was appointed to the position of Senior Vice President and Chief Financial Officer and Wesley Ozima, the Company’s Director of Corporate Accounting, was appointed to the position of Vice President and Controller, both effective March 1, 2009.

Engagement of RBC Capital Markets as a Financial Advisor

In August 2008, we engaged RBC Capital Markets Corporation (“RBC”), an investment banking firm, to act as a financial advisor and to assist us in exploring and evaluating strategic alternatives to maximize shareholder value, including the possible sale of the Company or certain of its assets. In January 2009, we announced that we had ended our evaluation of a possible sale of the Company and would continue to evaluate other strategic alternatives with RBC. In arriving at its decision, our Board of Directors concluded that shareholder value would not be maximized by a sale of the Company in the current economic environment.

Sale of Non-Core Assets

On January 23, 2008, we completed the sale of certain assets and liabilities of our AVV, Inc. data extraction and customer relationship management software business to Dominion Enterprises for approximately $22.75 million in cash, plus a working capital payment of approximately $1.0 million. The Company recorded a gain on sale of approximately $4.2 million in connection with the transaction in the first quarter of 2008.

Basis of Presentation

We sold certain assets and liabilities of our Automotive Information Center (“AIC”) data operations on January 31, 2007; sold our wholly-owned subsidiary, Retention Performance Marketing, Inc., (“RPM”) on June 30, 2007; and sold certain assets and liabilities of its AVV Inc. (“AVV”) business on January 23, 2008, collectively the “Divestitures.” Accordingly, the Divestures are presented in the consolidated financial statements as discontinued operations. As discontinued operations, revenues and expenses of the Divestitures are presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Statements of Operations and Comprehensive Loss. Expenses included in discontinued operations are direct costs of the Divestures that will be eliminated from future operations. Unless stated otherwise, all amounts in this Annual Report on Form 10-K are presented net of discontinued operations.

Industry Background

The internet has been rapidly adopted by consumers for their vehicle purchasing process, primarily because it has become the best method to easily find the information necessary to make an informed and confident buying decision. Additionally, the internet has become a tool for consumers to begin communicating with local automotive dealers regarding vehicle pricing, availability, options, and financing. As many consumers have moved to the internet as a primary vehicle research and shopping tool, many automotive dealers and manufacturers have used it as an efficient way to reach those consumers through marketing programs.

Summary of Services

We believe that our automotive marketing services improve the vehicle purchasing process for consumers, automotive dealers (“Dealers”), and automotive manufacturers (“Manufacturers”). For Dealers, we provide efficient marketing programs, sending them Leads, which we obtain primarily by purchasing them through Network Websites. Manufacturers also participate in our Lead programs and our display advertising programs. For consumers who use our Lead programs, we provide at no cost an easy way to obtain valuable information to assist them in their vehicle shopping process. These requests may be submitted on Network Websites as well as our websites. For consumers using our websites, we provide research information on new and used vehicles that they may be interested in purchasing and additional tools to assist them in this process.

Services to Dealers. Our Lead and advertising programs generally reduce incremental marketing costs and increase the sales volume of Dealers. Our Dealers usually spend considerably less in marketing costs on each vehicle sold by using our Lead and advertising programs than through traditional forms of marketing, such as print, television and radio advertising.

Services to Manufacturers. Manufacturers can participate in our Leads programs, which connect potential customers who are interested in the Manufacturers’ makes and models of vehicles, to Dealers in the potential customers’ local areas. Additionally, Manufacturers can influence car buyers’ decisions by utilizing display advertising on our websites and websites in our marketing network. Finally, Manufacturers can reach potential customers through our direct marketing programs, reaching consumers that are in the market for a vehicle, through e-mail and direct mail programs.

Services to Consumers. Consumers have shown a preference for independent third-party websites and a preference for using the internet for their vehicle shopping experience. Many consumers also prefer to obtain pricing and availability and financing information from one or more local Dealers prior to visiting a dealership location. The consumer can accomplish this quickly and easily and at no cost by submitting a Lead through Network Websites or our own websites. Our websites provide a large quantity of quality auto related information, providing consumers with up-to-date vehicle specifications, vehicle safety features, and vehicle pricing information. In addition, consumers have access to valuable automotive shopping tools, such as a loan calculator to determine monthly payments, and other helpful information, to make a vehicle lease or purchase decision. Our database of articles allows consumers to perform on-line research by accessing documents, such as consumer and professional reviews, and other analysis. Various automotive information service providers, such as Kelley Blue Book, are also available on our websites to assist consumers with specific vehicle information, such as the trade-in value of their current vehicle. With this information, the consumer is aided in making an informed and intelligent vehicle acquisition decision.

Strategy

Our goal is to garner a share of the billions of dollars spent annually by Dealers and Manufacturers on automotive marketing services. We plan to achieve this objective through the following principal strategies:

Increase the Number of Profitable Relationships with Dealers Using Our Marketing Services. Since our inception, we have invested heavily to build our Dealer network. We consider our Dealer network to be strategically important because it is the source of the majority of our current revenues and is where new products and services can be introduced. We believe that strengthening the size and quality of our Dealer network is important to the success and growth of our business. We plan to do this by:

•	increasing the quality and volume of Leads for new and used vehicles,

•	providing value added marketing services that help Dealers more effectively utilize the internet to sell vehicles,

•	increasing Dealer satisfaction by improving all aspects of utilizing our services, and

•	building strong relationships with large Dealer groups, by providing customized services to meet their needs.

Increase Sales to Automotive Manufacturers. We believe that strengthening the size and quality of our relationships with Manufacturers is important to the success and growth of our business. Our strategy is to provide Manufacturers with access to a large number of in-market consumers through our Lead and advertising programs. We have existing relationships with most Manufacturers that market their cars in the U.S. and have opportunities to expand these relationships into our other marketing services.

Increase the Volume of High Quality Leads. We believe that increasing the volume of high quality Leads available for our Dealer and Manufacturer customers is crucial to the long-term growth and success of our business. High quality Leads are those Leads that result in high transaction (i.e. buying) closing ratios. As part of our strategy, we continue to develop strong relationships with Network Website companies that can provide high quality Leads.

Provide an Advertising Component to our Business Model. Our advertising sales effort is primarily targeted at automobile manufacturers and automotive-related vendors. Using the targeted nature of internet advertising, Manufacturers can advertise their brands effectively to specific subsets of our consumers. Manufacturers can target advertisements to consumers who are researching vehicles, thereby increasing the likelihood of influencing their purchase decisions.

Enter into Acquisitions and Strategic Alliances. We plan to grow and advance our business and may do so, in part, through acquisitions and strategic alliances. We continue to review strategic alternatives that may provide opportunities for growth. We believe that acquisitions and strategic alliances may allow us to increase market share, benefit from advancements in technology, and strengthen our business operations by enhancing our offering of products and services. We may acquire assets or businesses that increase our market share in our Lead referral and other automotive marketing services businesses. In addition to complementing our core business and extending our product solutions, we may also acquire assets or businesses primarily focused on automotive-related websites, content and/or technologies.

Provide a Higher Quality Consumer Experience On Our Websites. We plan to grow the number of visitors to our websites in order to generate advertising and Lead revenue at a higher gross profit margin. To enhance our appeal to consumers, we plan to continue to develop our websites by enhancing vehicle information usability and personalization. We also plan to continue to make available on our websites high quality automotive-related content and tools from third-party sources so that well informed ready to buy consumers can be connected to Dealers.

Programs, Products and Services

New Vehicle Lead Program. Our new vehicle Lead program enables consumers to submit a request for pricing and availability information on a specific make and model of vehicle from a local Dealer through Network Websites. For the Dealer, these requests are Leads, which they receive digitally as part of their participation in our new vehicle Lead program. In addition to specific information regarding the make and model of a vehicle, requests may also include additional data regarding the consumers’ needs, including the vehicle they wish to trade-in, whether they wish to lease or buy, and other options that are important to their buying decision. Additionally, a Lead will include the consumers’ name, phone number, and e-mail address and may include their home address. We validate the consumer contact information using our proprietary Quality Verification System. We then route the requests to one or more local participating Dealers, if available, that sell the type of vehicle requested in the consumers’ area. We then promptly return an e-mail message to the consumer with the Dealer’s name and phone number and the name of the dedicated manager, if any, at the Dealership. Dealers contact the consumer, generally within 24 hours of receiving the Lead with a price quote and availability information for the requested vehicle.

To assist the Dealer in converting Leads into sales, we provide several other ancillary value added services. One service, “Rapid Response,” notifies a Dealer representative on the representative’s mobile phone immediately when a consumer request has been received and allows the Dealer to respond to the consumer more quickly. Another service, “E-mail Manager,” assists the Dealer to keep in contact with consumers who have submitted Leads, but are not ready to purchase a vehicle, by sending customized e-mails to the consumer on behalf of the Dealer at various intervals. These services are provided to Dealers at no additional cost.

Dealers participate in our retail new vehicle Lead program by entering into contracts directly with us or through major dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days’ notice and are non-exclusive. The majority of our retail Leads revenues consist of either a monthly subscription or per Lead fee paid by Dealers in our network. We reserve the right to adjust our fees to retail Dealers upon 30 days notice at any time during the term of the contract. Manufacturers or their automotive buying service agencies participate in our wholesale new vehicle Lead programs generally by entering into annual agreements with the right to terminate with a 90 day notice.

Revenue from retail new car Leads accounted for 42%, 41%, and 43% of total revenue in 2008, 2007, and 2006, respectively. Revenue from wholesale Leads accounted for 25%, 16%, and 14% of total revenue in 2008, 2007, and 2006, respectively.

Used Car Lead Program. Our used car Lead program allows consumers to search on Network Websites for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price, and, if available, actual digital photograph of vehicles that satisfy the search parameters. The consumer can also perform a similar search on our websites. The consumer can then submit a request for additional information regarding a specific vehicle that we then deliver to the local Dealer. In addition to sending requests digitally, consumers may choose to contact the Dealer using a toll free number posted next to the vehicle. We charge each Dealer that participates in the used car program a monthly subscription or a fee per Lead. The used car program provides participating Dealers on-line consumer requests, shortly after their submission, as well as the ability to listen to recorded phone calls made to the toll free number. Revenues from used car Leads accounted for 8%, 9%, and 9% of total revenues in 2008, 2007 and 2006, respectively.

Finance Lead Programs. In addition to our new and used Leads programs, we also enable consumers to submit a credit questionnaire or a request for financing on Network Websites from which we acquire Leads. Consumers can also submit a request for financing on our websites. Finance Lead requests are forwarded to the nearest participating Dealer that offers financing or, if a Dealer is not available, to an automotive finance institution. The finance Leads program is designed to enable consumers, who may not be able to secure loans through conventional lending sources, to obtain financing to purchase their desired vehicle. We charge each Dealer and finance institution that participates in the finance Lead program a monthly subscription or per Lead fee. Revenues from finance Leads accounted for 14%, 14%, and 13% of total revenues in 2008, 2007 and 2006, respectively.

Advertising Services. We have multiple website properties on which we offer media products to Manufacturers and related businesses. The websites attract an audience of car-shopping and car-buying consumers that advertisers can target during the vehicle shopping process. A primary way advertisers use our websites to reach these consumers is through vehicle content targeting. This allows automotive marketers to reach users while they are researching one of several site segments, including specific vehicles during the shopping process on our network. Many advertisers use this capability to match their own brand advertising against the same vehicle pages that users are browsing during the research process. This form of placement is referred to as retention marketing in the on-line automotive advertising industry. It enables the advertiser to communicate highly relevant messaging to users while they are researching the vehicle of interest to them. If available, some advertisers will seek to buy inventory of competing automotive brand pages in order to achieve their objectives in capturing new market share. This form of placement is referred to as conquest marketing in the on-line automotive advertising industry. In supporting more brand driven objectives, we sell advertising that consists of fixed ad placement and anchor tenant opportunities. We have a direct marketing platform that helps manufacturers target in-market consumers during the often-extended car shopping process. Designed to keep the brand in consideration, Autobytel Direct allows automotive marketers to deliver specific communications through either e-mail or postal formats to in-market consumers during their purchase cycle. If the advertiser’s goal is to reach out to new potential customers or retain existing interested consumers, Autobytel Direct provides an effective way to access ready to buy consumers who are still in the decision making process. Advertising revenues accounted for 11%, 20%, and 21% of total revenues in 2008, 2007, and 2006, respectively.

Seasonality

Traditionally, our Lead volume fluctuates with automotive industry sales volume that has some measure of seasonality. Typically volume is highest in spring and summer months, with lower volume in the fall and winter months.

Intellectual Property

Our intellectual property include patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.

We have registered service marks with the United States Patent and Trademark Office, including Auto-By-Tel, Autobytel.com, MyRide, Autoweb, CarSmart and the Autobytel.com and MyRide.com logos. We have been issued a patent directed toward an innovative method and system for forming and submitting a Lead over the internet and other computer networks from consumers to suppliers of goods and services. This method permits suppliers of goods or services to provide enhanced customer service by making the purchasing process convenient for consumers as well as suppliers. This patent is also directed toward the communication system used to bring consumers and suppliers closer together. The patent expires on January 14, 2019. We have also been issued patents related to on-line aftermarket accessory shopping and on-line auctions. We cannot assure that these patents will be enforceable by us in litigation. We have applied for additional service marks and patents. We can not assure that any additional service marks will be registered or additional patents issued, or if registered or issued, that they will be enforceable by us in litigation. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Competition

Competition continued to intensify in 2008 as our key competitors pursued the best quality Leads through strategic relationships, pricing, search marketing programs, and other tactics. The market for the products we offer is characterized by minimal barriers to entry, where new competitors may be able to launch competitive services at relatively low costs.

In the auto-related Leads and marketing services (advertising) marketplace, we compete for Dealer and Manufacturer customers. These customers may also buy Leads and advertising from multiple Leads or advertising suppliers; therefore, we compete to acquire customers, and also compete to provide the quantity, quality and pricing of Leads and advertising supplied to those customers. We believe that we differentiate ourselves from our competitors based on quality, price, and customer service. Furthermore, in the auto-related advertising marketplace, we believe that we differentiate ourselves by “delivering” an audience of consumers who are “in-market” to purchase an automobile, that we can specifically target and measure, through advertising campaign click-through rates and other analytics.

In the auto-related Leads marketplace we compete for Leads with several companies that maintain similar consumer and or business-to-business websites that generate consumer Leads. We may also compete with individual automobile Dealers as they may already maintain or may introduce websites that compete with our websites. Additionally, all major Manufacturers that market their cars in the U.S. have their own websites and many of these Manufacturers have launched on-line buying services to market their products directly to consumers. We also compete indirectly against automotive brokerage firms and affinity programs.

In the advertising marketplace, we compete with major internet portals, transaction based websites, automotive vertical companies and numerous lifestyle sites. We also compete with traditional marketing channels, such as print, radio and television.

Operations and Technology

We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance, reliable and comprehensive websites, enhance consumer and dealer communications, maintain the highest levels of information privacy and ensure transactional security. We currently host all our websites at a secure data center located at a third-party hosting facility. This data center includes redundant power infrastructure, redundant network connectivity, fire detection and suppression systems and security systems to prevent unauthorized access. Our network and computer systems are built on industry standard technology.

System enhancements are primarily intended to accommodate increased traffic across our websites, improve the speed in which Leads are processed and introduce new and enhanced products and services. System enhancements entail the implementation of sophisticated new technology and system processes. We plan to continue to make investments in technology as we believe appropriate.

Government Regulation

We are subject to laws and regulations generally applicable to providers of advertising and commerce over the internet, including federal and state laws and regulations governing data security; privacy; unfair and deceptive acts and practices; advertising; contests, sweepstakes and promotions; and content regulation. For additional, important information related to government regulation of our business, please review the information set forth in Part I, Item 1A“Risk Factors” of this Annual Report on Form 10K.

Employees

As of February 28, 2009, we had 115 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Item 1A.	Risk Factors

In addition to the factors discussed in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the following additional factors may affect our future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We may not be profitable in the future. If we are unable to achieve profitability in the future and we continue to lose money, our operations will not be financially viable.

Except for fiscal years 2003 and 2004, we have experienced net annual losses and as of December 31, 2008 we had an accumulated deficit of $271 million. We may not be able to achieve profitability in the future.

Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in rapidly evolving markets, such as the market for internet commerce. We believe that to achieve and sustain profitability, we must, among other things:

•	continue to send new and used automotive Leads to Dealers that result in sufficient Dealer transactions to justify our fees;

•	expand the number of Dealers in our networks;

•	sustain and expand our relationships with Manufacturers;

•	assure continued access to a high volume of high quality Leads at acceptable prices from third party sources;

•	maintain a high degree of customer satisfaction;

•	provide secure and easy to use websites for consumers;

•	increase visibility of our brand names;

•	defend and enforce our intellectual property rights;

•	design and implement effective internal control systems;

•	continue to attract, train, retain and motivate qualified personnel; and

•	continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will be profitable in the future.

If we are not successful in shifting our strategic emphasis from a media centric advertising business model to our core revenue lines of Lead referral, we may not achieve profitability in the future.

In the fourth quarter of 2008, we made the strategic decision to shift our emphasis to our core revenue lines of Lead referral and away from the transition to a more media centric advertising business model which was initiated in 2006. Pursuant to this shift in strategy, we undertook significant staff reductions and replaced our Chief Executive Officer. The shift in emphasis was due in large part to the challenging external environment in the automotive industry. Due to our evaluation of the external environment, as well as other factors, we determined that continuing to pursue the transition to a media centric model was unlikely to be successful at this time. Our strategy is now dependent on our ability to increase Lead referral revenue. If we are not successful in increasing Lead referral revenue, then we may not be able to achieve profitability in the future.

If our Dealer attrition increases, our Dealer network and revenues derived from this network will decrease.

We derive a majority of our revenue from fees paid by Dealers participating in our Dealer network. A few agreements with Dealers account for a material amount of our revenue. From time to time, a Dealer or Manufacturer may significantly decrease the number of Dealers participating in our Dealer network or the number of Leads accepted from us. In 2008 and continuing into 2009, we experienced attrition in the number of our Dealers and a decrease in the number of Leads accepted by our Dealers. Our revenues have decreased as a result of this Dealer attrition, and if Dealer attrition increases or continues at the current rate and we are unable to add new Dealers to mitigate the attrition, our revenues will continue to decrease. A material factor affecting Dealer attrition is our ability to provide Dealers with high quality Leads at acceptable prices. High quality Leads are those that result in high closing ratios. Closing ratio is the ratio of the number of vehicles purchased at a Dealer generated from Leads to the total number of Leads sent to that Dealer. In addition, if Manufacturers or Dealers require us to decrease the fees we charge for our services, our revenues will decline, which could have a material adverse effect on our business, results of operations and financial condition. Generally, our Dealer agreements are cancelable by either party upon 30 days notice. Participating Dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms or as a result of joining alternative marketing programs. We cannot assure that Dealers will not terminate their agreements with us. Our business is dependent upon our ability to attract and retain qualified Dealers and Manufacturers. In order for us to grow or maintain our Dealer networks, we need to reduce our Dealer attrition. We cannot assure that we will be able to reduce the level of Dealer attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition.

We are particularly affected by general economic conditions and in particular the automotive industry.

The economic strength of the automotive industry significantly impacts the revenues we derive from Dealers, Manufacturers and other customers.

In 2008, the automotive industry entered what is generally considered to be the most challenging environment of the past few decades. North American vehicle sales decreased significantly versus 2007. Dealer consolidations, closings and bankruptcies increased significantly in 2008. Two major U.S. automobile manufacturers, General Motors and Chrysler, were provided with “bailout” funding by the U.S. federal government in December 2008 and January 2009 to meet their liquidity requirements. One or more of the major U.S. based manufacturers could face possible bankruptcy in 2009. The financial pressure in the automotive industry is not contained to the U.S. automobile manufacturers. Toyota Motor Corporation recently announced that it was forecasting its first fiscal year operating loss in 70 years. Certain foreign governments have also discussed plans to assist their auto manufacturers. Auto sales in the United States are expected to continue to remain at low levels throughout 2009.

One of the factors generally believed to be a contributing factor to the sharp decline in automotive sales has been the lack of available consumer credit to finance vehicle purchases. If credit availability does not improve, the recovery in sales may be further postponed. If automobile sales and the industry in general do not recover, then our business, results of operations and financial condition will be materially and adversely affected.

Competition could affect our market share, pricing, cost structure and Lead supply.

Our success in our Leads businesses is dependent on our ability to originate or acquire and sell high quality Leads in sufficient volumes to our customers at profitable margins. These Leads may be submitted by consumers through our own web properties or purchased from Network Websites. We actively compete for Dealer and Manufacturer customers with companies that maintain automotive Lead referral businesses that are very similar to ours. Several of these competitors may be larger than us and may have greater financial resources than we have. In addition to competition for customers, we also compete with several of these companies in the acquisition of Leads from third party Lead suppliers. If we lose customers or quality Lead supply volume to our competitors, or if our pricing or cost to acquire Leads is impacted, our business, results of operations and financial condition will be materially and adversely impacted.

Our success in our advertising business is dependent on our ability to attract and acquire consumers to our web properties and monetize that traffic at profitable margins with advertisers. Our consumer facing websites compete with offerings from the major portals, transaction based sites, automotive verticals (websites with content that is primarily automotive in nature) and numerous lifestyle websites. Our advertising business is characterized by minimal barriers to entry, and new competitors may be able to launch competitive services at relatively low costs. If our websites do not provide a compelling, differentiated user experience, we may lose visitors to competing sites. Further, if our website traffic continues to decline, we may lose relevance to our major advertisers who may reduce or eliminate their advertising buys.

We cannot assure that we will be able to compete successfully against current or future competitors, many of which have substantially more technical and financial resources as well as existing brand recognition. In addition, competitive pressures may result in increased marketing costs, decreased website traffic or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition.

Our quarterly financial results are subject to significant fluctuations that may make it difficult for investors to predict our future performance.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to unforeseen events affecting the economy and industries in which we operate. Other factors that may adversely affect our quarterly operating results include our Lead volume, which fluctuates with automotive industry sales volume that has some measure of seasonality. Typically, volume is highest in the spring and summer months, with lower volume in the fall and winter months. As seasonality occurs, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. Seasonality in the automotive industry, internet and commercial on-line service usage and advertising expenditures is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, results of operations and financial condition.

Risks Associated with Governmental Regulation

We have identified below in this section entitled “Risks Associated with Government Regulation” factors relating to government regulation certain areas of existing government regulation, which if changed or interpreted to apply to our business, we believe could be costly to us. These laws and regulations include motor vehicle brokerage licensing laws, motor vehicle dealer licensing laws, franchise laws, insurance licensing laws, financial services laws, data security and privacy laws, and tax laws.

Uncertainty exists in the application of various laws and regulations to our business. New laws or regulations applicable to our business, or expansion or interpretation of existing laws and regulations to apply to our business, could subject us to licensing, claims, judgments and remedies, including monetary liabilities and limitations on our business practices, and could increase administrative costs or adversely affect our business. Although we do not believe that existing laws or regulations materially and adversely impact us, our business could be significantly affected by different interpretations or applications of existing laws or regulations, future laws or regulations, or actions or rulings by judicial or regulatory authorities. We operate in a regulatory climate in which there is uncertainty as to the application of various laws and regulations to our business. Our operations may be subjected to adoption, expansion or interpretation of various laws and regulations, and compliance with these laws and regulations may require us to obtain appropriate licenses at an undeterminable and possibly significant initial and annual expense. These additional expenditures may increase future overhead, thereby potentially reducing our future results of operations. There can be no assurance that future laws or regulations or interpretations or expansions of existing laws or regulations will not impose requirements on internet commerce that could substantially impair the growth of e-commerce and harm our business, results of operations and financial condition. The adoption of additional laws or regulations may decrease the popularity or impede the expansion of e-commerce and internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability, which, in turn, could adversely affect our business.

We may be considered to “operate” or “do business” in states where our customers conduct their business, resulting in regulatory action. In the event any state’s regulatory requirements impose state specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that may undermine the program’s attractiveness to consumers or Dealers. In the alternative, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in such state. In each case, our business, results of operations and financial condition could be materially and adversely affected.

If automotive dealer and/or broker laws apply to us we may be required to modify or eliminate our marketing programs. If we are unable to market our services in the manner we currently do, our revenues may decrease and our business may suffer. All states comprehensively regulate vehicles sales and lease transactions, including strict licensure requirements for Dealers and, in some states, brokers. Most of these laws and regulations, we believe, specifically address only traditional vehicle purchase and lease transactions, not internet-based transactions. We do not believe that our marketing services qualify as automobile brokerage activity and, therefore, we do not believe that state motor vehicle dealer or broker licensing requirements apply to us. However, if any state’s regulatory requirements relating to motor vehicle dealers or brokers are deemed applicable to us and we do not comply with those regulatory requirements, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs or pricing models in those states in a manner that undermines the attractiveness of the program to consumers or Dealers. If we determine that the licensing or other regulatory requirements in a given state are overly burdensome, we may elect to terminate operations in that state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected. In some states we have modified our marketing programs or pricing models to reduce uncertainty regarding our compliance with local laws. As we introduce new services, we may need to incur additional costs associated with additional licensing regulations and regulatory requirements.

If franchise laws apply to us we may be required to modify or eliminate our marketing programs. If we are unable to market our services in the manner we currently do, our revenues may decrease and our business may suffer. We believe that neither our relationship with our Dealers nor our Dealer subscription agreements constitute “franchises” under federal or state franchise laws. However, if any state’s regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that undermines the program’s attractiveness to consumers or Dealers. If our relationship or written agreement with our Dealers were found to be a “franchise” under federal or state franchise laws, we could be subject to additional requirements, such as franchise disclosure and registration requirements, and limitations on our ability to effect changes in our relationships with our Dealers, which may negatively impact our ability to compete and cause our revenues to decrease and our business to suffer. If we become subject to fines or other penalties or if we determine that the franchise and related requirements are overly burdensome, we may elect to terminate operations in that state. If this happens, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

If financial broker licensing requirements apply to us in states where we are not currently licensed, we will be required to obtain additional licenses and our business may suffer. We provide a connection through our websites that allows consumers to obtain finance information and submit Leads for vehicle financing to third party lenders. We also acquire Leads from third parties. We receive marketing fees from financial institutions or Dealers in connection with this advertising activity. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we may be unable to comply with a state’s laws or regulations, or we could be required to incur significant fees and expenses to obtain any financial broker required license and comply with regulatory requirements. In the event states require us to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties or be compelled to discontinue operations in those states, and our business, results of operations and financial condition could be materially and adversely affected.

If insurance licensing requirements apply to us in states where we are not currently licensed, we will be required to obtain additional licenses and our business may suffer. We provide links on our websites enabling consumers to receive quotes for insurance and extended warranty coverage from third parties and submit quote. All on-line applications for quotes are completed on the respective insurance carriers’ or other third party websites. We receive marketing fees from participants in connection with this advertising activity. We do not receive any premiums from consumers nor do we charge consumers fees for our services. We do not believe that these activities require us to be licensed under state insurance laws. However, if any state insurance licensing laws were determined to be applicable to us and if we are required to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states, and our business, results of operations and financial condition could be materially and adversely affected.

Changes in the taxation of internet commerce may result in increased costs.

Because our business is dependent on the internet, the adoption of new local, state or federal laws or regulations may decrease the growth of internet usage or marketing or the acceptance of internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations and financial condition. Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in internet commerce. New state tax laws or regulations or new interpretations of existing laws or regulations may subject us to additional state sales, use and income taxes.

Data Security and Privacy and Technology Risks

Our business is subject to various laws and regulations relating to data security and privacy. New data security and privacy laws and regulations may be adopted regarding the internet or other on-line services that could limit our business flexibility or cause us to incur higher compliance costs.

Compliance with anti-spam laws and regulations may impose significant costs and burdens on our e-mail marketing activities, and violations of these laws and regulations could subject us to fines or other enforcement actions. Among other laws and regulations, federal and state legislation regulating e-mail communications and internet advertising, such as proposed or adopted privacy-related laws that restrict or prohibit unsolicited e-mail (commonly known as “spam”) may adversely affect our ability to market our services to consumers in a cost-effective manner. Violation of these laws may result in monetary fines or penalties or damage to our reputation. The CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with sending commercial e-mail. In addition, the language of CAN-SPAM contains ambiguities, not all rules implementing CAN-SPAM have yet been promulgated, and courts have not yet interpreted key provisions of CAN-SPAM. Depending on how the law is interpreted and applied, CAN-SPAM may impose significant costs and burdens on our e-mail marketing practices.

Failure to comply with data privacy laws and regulations may significantly impact our internet Leads referral business. Various laws and regulations govern the collection, use, retention, sharing and security of data that we receive from our users, advertisers, and affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business. Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertisers, or Lead referral and advertising affiliates which could adversely affect our business. Proposed legislation or regulations concern data privacy and retention issues related to our business, and it is not possible to predict whether or when this or other legislation or regulations will be adopted. Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues. In addition, the interpretation and application of user data protection laws are currently unsettled.

Increased security risks of on-line Leads collection and referral, advertising and e-commerce may cause us to incur significant expenses and may negatively impact our credibility and business. A significant issue for on-line businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy have been significant barriers to growth in consumer use of the internet, on-line advertising, and e-commerce. Despite our implementation of security measures, however, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies that maintain data on California residents to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of on-line services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Internet fraud has been increasing over the past few years, and fraudulent on-line transactions, should they continue to increase in prevalence, could also adversely affect the customer experience and therefore our business, operating results and financial condition.

If we fail to detect click-through fraud, we could lose the confidence of our advertisers, thereby causing our business to suffer.

We are exposed to the risk of fraudulent clicks on our advertisements by persons seeking to increase the advertising fees paid to us. Click-through fraud occurs when a person clicks on an advertisement displayed on our website in order to generate revenue to us and to increase the cost for the advertiser. If we are unable to monitor and prevent this type of fraudulent activity, we may have to issue retroactive refunds of amounts previously paid to us if any such fraud is later detected. Such fraud could lead advertisers to become dissatisfied with our advertising programs, which, in turn, could lead to a loss of advertisers and revenue.

Our success is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. If we are required to invest substantial amounts in technology, our results of operations will suffer.

The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites, or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our results of operations will suffer.

Securities Market Risks

The public market for our common stock may be volatile, especially since market prices for internet-related and technology stocks have often been unrelated to operating performance. Our common stock is currently listed on the NASDAQ Global Market, but we cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. The stock market in general has experienced significant price fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in our quarterly operating results;

•	historical and anticipated operating metrics such as the number of participating dealers, the visitors to our websites and the frequency with which they transact;

•	announcements of new product or service offerings;

•	technological innovations;

•	competitive developments, including actions by automotive manufacturers;

•	changes in financial estimates by securities analysts or our failure to meet such estimates;

•	conditions and trends in the internet, electronic commerce and automotive industries;

•	our ability to comply with the conditions to continued listing of our stock on the NASDAQ Global Market;

•	adoption of new accounting standards affecting the technology or automotive industry, and

•	general market or economic conditions and other factors.

Further, the stock markets, and in particular the NASDAQ Global Market, have experienced price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates, energy prices, international currency fluctuations, terrorist acts, military actions or wars, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities. This litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

Our common stock could be delisted from the NASDAQ Global Market if we are not able to satisfy continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient. Our common stock is currently listed on the NASDAQ Global Market. Continued listing of a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing.

The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive business days. Our common stock has traded below $1.00 per share since October 1, 2008, and there can be no assurances made that we will satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market.

The NASDAQ Stock Market LLC has implemented a temporary suspension of its enforcement of the minimum $1.00 closing bid price and minimum market value for publicly held shares continued listing rules. This temporary suspension, originally scheduled to expire on January 19, 2009, was extended and currently will remain in effect through April 19, 2009, unless further extended.

If our common stock were to be delisted from the NASDAQ Global Market, the price of our common stock, the ability of holders to sell such stock, and our ability to raise additional capital will likely be adversely affected. If our common stock is delisted and thereafter traded in the over-the-counter market, the ability to buy and sell our stock could be less orderly and efficient and more costly. If we sought to relist our stock on the NASDAQ Global Market we would be required to comply with all of the initial listing requirements to be relisted on the NASDAQ Global Market, which in some instances are more stringent than the continued listing requirements.

We rely on third-party providers for our primary internet connections and technologies, and environmental controls, and any errors, failures or disruption in the services provided by these third parties could significantly harm our business and operating results.

A significant portion of our technology infrastructure and software is collocated at third parties’ facilities, and maintained or operated by third parties. Any failure of these third parties to prevent failures in their technology, failure to foresee and prepare for growth and expansion of their systems, or failure to properly secure and defend their solutions could adversely affect our operations. In addition significant natural disasters such as earthquakes, could negatively affect our operations. We rely upon third parties for the distribution and acceleration of our website content. Failures of these third parties to continue their operations, foresee trends in technology infrastructure growth or protect their solution from malicious software and attacks could significantly affect the delivery of our website services.

Risks Associated with Intellectual Property

Litigation regarding intellectual property rights is common in the internet and software industries. We expect that internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps.

Misappropriation or infringement of our intellectual property and proprietary rights could impair our competitive position. Enforcement actions to protect our intellectual property could materially and adversely affect our business, results of operations and financial condition. Our ability to compete depends upon our proprietary systems and technology. While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable website maintenance are more essential in establishing and maintaining a Leadership position and strengthening our brands. As part of our confidentiality procedures, we generally enter into confidentiality agreements with our employees and consultants and limit access to our trade secrets and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available where our products and services are made available on-line. In addition, litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity. We recently filed a lawsuit against multiple defendants to protect one of our patents, and are defendants in two other patent litigation matters, one of which is a declaratory judgment action regarding one of our patents. Litigation, even if successful, could result in substantial costs and diversion of resources and management attention and could materially and adversely affect our business, results of operations and financial condition. Misappropriation of our intellectual property or potential litigation could also have a material adverse effect on our business, results of operations and financial condition. For additional information regarding litigation, see Part II, Item 8, Note 6, “Commitments and Contingencies—Litigation” of this Annual Report on Form 10K.

We face risk of claims from third parties relating to intellectual property. These claims and liabilities could harm our business. There can be no assurance that our services do not infringe on the intellectual property rights of third parties. Claims of infringement, even if unsuccessful, could result in substantial costs and diversion of resources and management attention and could materially and adversely affect our business. If we are not successful, we may be subject to preliminary and permanent injunctive relief and monetary damages which may be trebled in the case willful infringements. We are currently involved in patent litigation claiming that we infringe certain patent rights of third parties. For additional information regarding litigation, see Part II, Item 8, Note 6, “Commitments and Contingencies—Litigation” of this Annual Report on Form 10K.

We could be adversely affected by other litigation. If we were subject to a significant adverse litigation outcome, our financial condition could be materially and adversely affected.

From time to time, we are involved in litigation or legal matters not related to intellectual property rights and arising from the normal course of our business activities. The actions filed against us and other litigation or legal matters, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially and adversely affect our business, results of operations and financial condition. Our liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. See Part II, Item 8, Note 6, “Commitments and Contingencies—Litigation” of this Annual Report on Form 10-K.

We could be adversely affected by actions of third parties that could subject us to litigation that could significantly and adversely affect our business.

We could face liability for information retrieved or obtained from or transmitted over the internet by third parties and liability for products sold over the internet by third parties. We could be exposed to liability with respect to third-party information that may be accessible through our websites, links or car review services. These claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. These claims might assert, among other things that, by directly or indirectly providing links to websites operated by third parties we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through those websites. It is also possible that, if any third-party content provided on our websites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

We also enter into agreements with other companies under which any revenue that results from the purchase or use of services through direct links to or from our websites or on our websites is shared. In addition, we acquire personal information and data in the form of Leads purchased from third party websites involving consumers who submitted personally identifiable information and data to the third parties and not directly to us. These arrangements may expose us to additional legal risks and uncertainties, including disputes with such parties regarding revenue sharing, local, state and federal government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves or have direct contact with the consumer. These liabilities can include liability for violations of data security and privacy laws and regulations by such third parties. We cannot assure that any indemnification provided to us in our agreements with these third parties, if available, will be adequate.

We are uncertain of our ability to obtain additional financing for our future capital needs. If we are unable to obtain additional financing we may not be able to continue to operate our business.

Under our current operating plan for 2009, we currently anticipate that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We may need to raise additional funds sooner, however, in order to develop new or enhance existing services or products or to respond to competitive pressures, or to acquire assets or businesses. There can be no assurance that additional financing will be available on terms favorable to us, or at all. Recent macro-economic conditions include reported reductions in available credit. If adequate funds are not available or are not available on acceptable terms, our ability to develop or enhance services or products or respond to competitive pressures or acquire assets or businesses would be significantly limited. In addition, our ability to continue to operate our business may also be materially and adversely affected in the event additional financing is not available when required.

Our certificate of incorporation and bylaws, stockholder rights plan and Delaware law contain provisions that could discourage a third party from acquiring us or limit the price third parties are willing to pay for our stock.

Provisions of our amended and restated certificate of incorporation and bylaws relating to our corporate governance and provisions in our stockholder rights plan could make it difficult for a third party to acquire us, and could discourage a third party from attempting to acquire control of us. These provisions allow us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. These provisions provide that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because fewer than a majority of the board of directors are up for election at each annual meeting. In addition, these provisions impose various procedural and other requirements which could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change of control of us. Under the stockholder rights plan, if a person or group acquires 15% or more of our common stock, all rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a right that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the right. In addition, under certain circumstances, all right holders, other than the acquirer, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which, at the time, has a market value of two times the exercise price of the right. The initial exercise price of a right is $65. These charter and rights provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

We are also subject to Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, together with affiliates and associates, owns or did own 15% or more of the corporation’s voting stock. Section 203 could discourage a third party from attempting to acquire control of us.

Our decision to evaluate strategic alternatives may have a negative impact on employee retention, as well as customer and supplier relationships.

In August 2008 we engaged RBC Capital Markets Corporation (RBC), an investment banking firm, to act as a financial advisor and to assist us in exploring and evaluating strategic alternatives to maximize shareholder value. The public disclosure of this action may create concern among our employees, increasing turnover and disrupting key business activities. We have implemented a key employee retention program to address retention risks, but there can be no assurance that this retention program will be successful in retaining employees. Additionally, our decision to evaluate strategic alternatives may create concerns among our customers and suppliers regarding our stability, impacting our ability to acquire and retain customers and maintain supplier relationships. The failure to retain employees or to acquire or retain business relations could have a material and adverse effect on our business, results of operations and financial condition.

If our internal controls and procedures fail, our financial condition, results of operations and cash flow could be materially and adversely affected.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had no material weaknesses in our internal control over financial reporting as of December 31, 2008. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have one or more material weaknesses in the future resulting from failure of our internal controls and procedures.

Our ability to report our financial results on a timely and accurate basis could be adversely affected by a failure in our internal control over financial reporting. If our financial statements are not fairly presented, investors may not have an accurate understanding of our operating results and financial condition. If our financial statements are not timely filed with the SEC, we could be delisted from the NASDAQ Global Market. If either or both of these events occur, it could have a material adverse affect on our ability to operate our business and the market price of our common stock. In addition, a failure in our internal control over financial reporting could materially and adversely affect our financial condition, results of operations and cash flow.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in an office building in Irvine, California. We lease a total of approximately 60,000 square feet through March 31, 2009, at which time our leased space will be reduced to approximately 26,000 square feet. The lease expires in July 31, 2011, with two one-year extension options available. Car.com is located in an office building in Troy, Michigan and occupies approximately 4,700 square feet. This lease expires in January 2011. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3.	Legal Proceedings

See Note 6 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated by reference herein.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share is listed on the NASDAQ Global Market and trades under the symbol “ABTL”. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock.

Year	High	Low
2007
First Quarter	$4.21	$2.87
Second Quarter	$4.64	$3.18
Third Quarter	$4.48	$2.48
Fourth Quarter	$3.45	$2.10
2008
First Quarter	$2.93	$1.95
Second Quarter	$2.06	$1.25
Third Quarter	$1.53	$0.93
Fourth Quarter	$0.98	$0.38

As of February 28, 2009, there were 524 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.

Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite, the Russell 2000 Index, the Russell 3000 Index, the S&P Automobile Manufacturers Index, and the S&P Smallcap 600 Automotive Retail Index. We will discontinue the use of the Russell 2000 and Russell 3000 indices in our future SEC filings; because we are no longer included in either index and because we believe these indices no longer provide meaningful comparisons to Autobytel and the automotive related industry in which we operate. We continue to show the Russell 2000 and Russell 3000 indices because applicable regulations require that the new and old indices be shown if the graph uses a different index from that used the previous year. We believe that using the S&P Automobile Manufacturers and the S&P Smallcap 600 Automotive Retail Index provides a meaningful comparison of our stock performance to investors, and we plan to use these indices in future filings with the SEC. The comparisons reflected in the graph and table below are not intended to predict the future performance of our stock and may not be indicative of our future performance. The data regarding our common stock assume an investment in our common stock at the closing price of $9.11 per share of our common stock on December 31, 2003.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
Autobytel	$100.00	$66.30	$54.23	$38.42	$30.19	$4.94
NASDAQ Composite	100.00	110.06	112.92	126.61	138.33	80.65
S&P Automobile Manufacturers	100.00	86.20	46.12	59.05	51.05	12.17
S&P Smallcap 600 Automotive Retail	100.00	93.39	89.94	113.14	68.34	24.58
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61

Item 6.	Selected Consolidated Financial Data

The tables below set forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Autobytel for the five years ended December 31, 2008. Certain amounts in the selected consolidated financial data have been reclassified to conform to the 2008 presentation. You should read these selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this Annual Report on Form 10-K and in our prior and subsequent reports filed with the SEC, as well as the section of this Annual Report on Form 10-K and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per-share data)
RESULTS OF OPERATIONS:
Total Revenues	$71,159	$84,385	$85,102	$97,002	$99,336
Income/(loss) from continuing operations	(84,309)	(17,286)	(37,327)	(11,451)	4,851
Net income/(loss)	$(79,916)	$(5,355)	$(31,468)	$(6,258)	$5,837
Basic and diluted earnings/(loss) per share from continuing operations	$(1.91)	$(0.40)	$(0.88)	$(0.27)	$0.12

	As of December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands)
FINANCIAL POSITION (1):
Cash and cash equivalents	$27,393	$27,601	$22,743	$33,353	$24,287
Total assets (2)	42,002	104,996	124,694	147,328	160,717
Working capital (3)	26,972	25,762	25,066	48,426	49,983
Non-current liabilities	181	436	195	152	8
Accumulated deficit	(271,358)	(191,442)	(186,087)	(154,619)	(148,361)
Stockholders’ equity	$29,975	$106,252	$103,818	$128,347	$136,067

(1)	See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K for information regarding accounting changes, asset dispositions, discontinued operations and other items affecting comparability.

(2)	Excludes assets held for sale of approximately $17.2 million and $2,000 as of December 31, 2007 and 2006, respectively.

(3)	Excludes net assets and (liabilities) held for sale of approximately $17.0 million and $(0.4) million as of December 31, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the “Risk Factors” included in Part I, Item 1A and our consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

For the year ended December 31, 2008 our results of operations were affected and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	General economic conditions and specifically market conditions in the automotive industry;

•	The effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	A decline in Leads delivered to our Dealers;

•	Variations in spending by Manufacturers and others for our advertising services;

•	The amount of visits (traffic) to our websites;

•	The cost of acquiring traffic to our websites;

•	The rates attainable from our advertisers;

•	The implementation of certain cost reduction initiatives; and

•	The change from a media-centric strategy to a core Leads business.

In August 2008, we engaged RBC Capital Markets Corporation (“RBC”), an investment banking firm, to act as a financial advisor and to assist us in exploring and evaluating strategic alternatives to maximize shareholder value, including the possible sale of the company or certain of its assets. In January 2009, we announced that we had ended our evaluation of a possible sale of the Company and would continue to evaluate other strategic alternatives with RBC. In arriving at its decision, our Board of Directors concluded that shareholder value would not be maximized by a sale of the Company in the current economic environment.

2008 Industry Developments

In 2008, the automotive industry entered what is generally considered to be the most challenging environment of the past few decades. North American vehicle sales decreased significantly versus 2007. Dealer consolidations, closings and bankruptcies increased significantly in 2008. Two major U.S. automobile manufacturers, General Motors and Chrysler, were provided with “bailout” funding by the U.S. federal government in December 2008 and January 2009 to meet their liquidity requirements. One or more of the major U.S. automobile manufacturers could face possible bankruptcy in 2009. The financial pressure in the automotive industry is not contained to the U.S. automobile manufacturers. Toyota Motor Corporation recently announced that it was forecasting its first fiscal year operating loss in 70 years. Several foreign governments have also discussed plans to assist their auto manufacturers. Auto sales in the United States are expected to continue to remain at low levels throughout 2009.

One of the factors generally believed to be a contributing factor to the sharp decline in vehicle sales has been the lack of available consumer credit to finance car purchases. If credit availability does not improve, the recovery in sales may be further postponed.

Basis of Presentation

We sold certain assets and liabilities of our Automotive Information Center (“AIC”) data operations on January 31, 2007; sold our wholly-owned subsidiary, Retention Performance Marketing, Inc., (“RPM”) on June 30, 2007; and sold certain assets and liabilities of its AVV Inc. (“AVV”) business on January 23, 2008, collectively the “Divestitures.” Accordingly, the Divestures are presented in the consolidated financial statements as discontinued operations. As discontinued operations, revenues and expenses of the

Divestitures are presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Statements of Operations and Comprehensive Loss. Expenses included in discontinued operations are direct costs of the Divestures that will be eliminated from future operations.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2008	2007	2006
TOTAL REVENUES:	100%	100%	100%

COSTS AND EXPENSES:
Cost of revenues	72	62	56
Sales and marketing	24	25	24
Technology support	23	21	21
General and administrative	32	33	46
Patent litigation settlement	(4)	(14)	—
Goodwill impairment	73	—	—

Total costs and expenses	220	127	147

Operating loss	(120)	(27)	(47)
Interest and other income	2	7	3

Loss from continuing operations	(118)	(20)	(44)
Discontinued operations, net	6	14	7

NET LOSS	(112)%	(6)%	(37)%

Revenues by groups of similar services are as follows:

(dollar amounts in thousands)	Years Ended December 31,			2008 vs. 2007 Change		2007 vs. 2006 Change
	2008	2007	2006	$	%	$	%
REVENUES:
Lead fees	$63,169	$67,386	$67,496	$(4,217)	(6)%	$(110)	—
Advertising	7,794	16,885	17,505	(9,091)	(54)	(620)	(4)%
Other	196	114	101	82	72	13	13

TOTAL REVENUES	$71,159	$84,385	$85,102	$(13,226)	(16)%	$(717)	(1)%

2008 Compared to 2007

Lead Fees. Lead Fees decreased $4.2 million or 6% in 2008 compared to 2007. The total volume of Leads we delivered in 2008 compared to 2007 remained relatively flat; however, the sales mix changed significantly, with a 27% increase in Leads delivered to Manufacturers and other wholesale channels. The Manufacturers’ and other wholesale channels generally have lower average sales prices per Lead compared to Dealer channels. This sales mix change resulted in a $2.4 million Lead fee decline in 2008 versus 2007. The sales mix change was primarily a result of net Dealer cancellations in the second half of 2008.

In addition to the changes in the Leads sales mix, we experienced a 23% decrease in the volume of finance Leads delivered. This volume decline was partially offset by an 11% increase in the average sales price per finance Lead which led to a net decrease of $1.8 million in revenue. The decline in finance Leads was due to the overall tightening of the credit markets in the second half of 2008, with higher credit quality Leads demanded by lenders, which led to an overall decrease in the volume of finance Leads delivered.

Advertising. The $9.1 million or 54% decrease in advertising revenues in 2008 compared to the prior year was primarily due to a decrease in page views across our websites and a reduction in overall advertising rates. The decrease in page views across our websites was primarily the result of our initiatives to eliminate low quality traffic and a reduction in search engine marketing. The reduction in advertising rates was due to pricing pressure from major Manufacturer advertisers as well as a change in the overall mix of website traffic from more highly valued in-market car shoppers to more general interest.

2007 Compared to 2006

Lead Fees. Lead fees decreased by $0.1 million to $67.4 million in 2007 compared to $67.5 million in 2006. Our Lead fees are influenced by numerous factors, including but not limited to, Lead volume, mix between Leads delivered to retail dealers and enterprise dealers, pricing and general market conditions. The decrease was primarily due to a change in the mix of Leads delivered, with an increase of approximately 9% in the proportion of Leads delivered to enterprise dealers that generally have a lower average sales price per Lead. This decline was partially offset by deferred revenue of $1.4 million that was recognized under a multiple-element arrangement upon delivery of all services in 2007 and an increase of approximately 12% in the average sales price per finance request delivered.

Advertising. Advertising revenue decreased by $0.6 million or 4%, to $16.9 million in 2007 compared to $17.5 million in 2006. The decrease was primarily due to a reduction in total advertising page views resulting from our initiative to eliminate lower quality traffic sources and a decline in spending by automotive manufacturers in our direct marketing program, partially offset by higher display advertising rates on our website properties.

Costs and expenses were as follows:

	Years Ended December 31,			2008 vs. 2007 Change		2007 vs. 2006 Change
	2008	2007	2006	$	%	$	%
	(amounts in thousands)
COSTS AND EXPENSES:
Cost of revenues	$51,384	$52,448	$47,653	$(1,064)	(2)%	$4,795	10%
Sales and marketing	17,043	21,474	20,128	(4,431)	(21)	1,346	7
Technology support	16,003	18,119	17,476	(2,116)	(12)	643	4
General and administrative	22,977	27,529	39,625	(4,552)	(17)	(12,096)	(31)
Patent litigation settlement	(2,667)	(12,000)	—	9,333	(78)	(12,000)	—
Goodwill impairment	52,074	—	—	52,074	—	—	—

TOTAL COSTS AND EXPENSES	$156,814	$107,570	$124,882	$49,244	46%	$17,312	(14)%

2008 Compared to 2007

Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs, and other cost of revenues. Lead and traffic acquisition costs consist of payments made to our Lead providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of search engine marketing and fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, development and maintenance costs related to our websites, server equipment depreciation and technology amortization and compensation related expense. Search engine marketing (“SEM”), sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

The $1.1 million or 2% decrease in the cost of revenues in 2008 compared to the prior year was primarily due to a decrease of $3.5 million in SEM, a $2.9 million decrease in other traffic acquisition costs and a decrease of $0.6 million of Lead acquisition costs, partially offset by a $4.3 million long-lived asset impairment charge, a $1.3 million increase in depreciation, a $0.4 million increase in website hosting costs.

The average cost per Lead delivered decreased by 2% in 2008 due to an increase in lower cost Leads delivered to Manufacturers and through other wholesale channels, partially offset by a decrease in the amount of internally generated Leads from our owned websites. The decrease in internally generated leads in 2008 was the result of lower SEM and other Lead generating activities. The average cost per delivered Lead was $8.68 in 2008 versus $8.90 in 2007.

SEM and other traffic acquisition costs have decreased due to cost containment initiatives and efforts to more efficiently deploy marketing dollars. Depreciation and website hosting costs have increased due to the launch of the MyRide.com website in third quarter 2007. The impairment charge is related to the write-down of the MyRide website in the fourth quarter of 2008, which was due to the decision to discontinue the use of the MyRide related software platform, as well as, lower than expected website traffic and the related impact on our projected cash flows.

Sales and Marketing. Sales and marketing expense for the year ended December 31, 2008 decreased by $4.4 million or 21% compared to the prior year, due principally to personnel reductions and other internal cost containment initiatives, partially offset by severance costs of $1.2 million.

Technology Support. Technology support cost includes compensation and related costs for personnel responsible for enhancing the features, content and functionality of our websites, and our internet-based communications platform for Lead referral, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology maintenance. Technology support expense in 2008 decreased by $2.1 million or 12% compared to the prior year, primarily due to a reduction in personnel expense resulting from internal cost reduction initiatives, partially offset by severance costs of $2.2 million.

General and Administrative. General and administrative expense for the year ended December 31, 2008 decreased by $4.6 million or 17% compared to the prior year. The decrease was primarily due to:

•	a decrease in net personnel and temporary labor expense of $3.0 million (net of the increase related to severance of $2.3 million and the decrease of stock compensation of $1.1 million),

•	a decrease in insurance and other expenses of approximately $2.0 million, and

•	a decrease in professional fees of $1.8 million, primarily as a result of cost containment initiatives.

Partially offsetting these decreases were increases related to:

•	an impairment charge of $1.2 million related to a software project that is no longer being developed or expected to be placed in service,

•

an increase in bad debt expense of $1.0 million, which is due to the overall deterioration in the macro-economic environment and the automotive industry in particular in the later part of 2008, and its impact on our estimation of the collectability of our accounts receivable balances at December 31, 2008.

Patent Litigation Settlement. In 2004, we brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, we entered into a settlement agreement with Dealix (the “Settlement Agreement”). The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments for a mutual release of claims and a license from us to Dealix and its parent company the Cobalt Group, of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. On March 14, 2008, we received the first of three $2.7 million settlement payments pursuant to the agreement. We recorded the payments as patent litigation settlement; in the period payment was received, as a reduction to costs and operating expenses. The remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate and are expected to be received in March of 2009 and 2010. We have been unable to assess with reasonable assurance the collectability of the remaining payments under the Settlement Agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. We do not have reasonable assurance that we will receive any remaining payments on their respective due dates or at all, and therefore have not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2008 or 2007.

Goodwill Impairment. As discussed below, we evaluate the carrying value of enterprise goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” During 2008 we performed our annual impairment test by first comparing the carrying value of Autobytel to its fair value based on market capitalization at that date. As the carrying value exceeded the fair value, the second step impairment measurement was performed based on a discounted projection of future cash flows and market methods of determining fair value. As a result of this testing, a non-cash impairment charge of $52.1 million was recorded during 2008.

Interest and Other Income. Interest and other income decreased by $4.6 million or 77% to $1.3 million in 2008 compared to $5.9 million in 2007. The decrease was primarily due to the $4.0 million one-time gain recognized in 2007 related to the sale of our investment in Autobytel Japan in 2007, with no significant gains recorded in 2008, and the decrease of interest income by $0.8 million. The decrease in interest income in 2008 is primarily due to lower average invested balances combined with a lower interest rate environment in 2008.

2007 Compared to 2006

Cost of Revenues. Cost of revenues increased by $4.8 million or 10% to $52.5 million in 2007 compared to $47.7 million in 2006. This represents 62% and 56% of total revenues from continuing operations for 2007 and 2006, respectively. The increase was primarily due to a $2.2 million increase in Lead and traffic acquisition costs, $1.6 million in maintenance, depreciation and amortization of computer equipment and software, a $0.7 million increase in data and content and hosting services fees and a $0.3 million increase in personnel related expenses.

The increase in Lead and traffic acquisition costs was primarily due to an increase in the number of Leads acquired from our Network Websites, partially offset by a decrease in the average price per Lead acquired and a decline in spending with third parties who direct search queries to our websites. The increase in maintenance, depreciation and amortization of computer equipment and software was primarily related to the equipment and software associated with the full launch of MyRide.com. The increase in data and content and hosting services fees resulted from short-term increase in costs to migrate to a new data center in order to accommodate increased capacity requirements in connection with the launch of MyRide.com. The increase in personnel cost is primarily related to increased headcount.

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

General and Administrative. General and administrative expense decreased by $12.1 million or 31% to $27.5 million in 2007 compared to $39.6 million in 2006. This represents 33% and 47% of total revenues from continuing operations for 2007 and 2006, respectively. The decrease was primarily due to:

•	a decrease in legal fees of $11.1 million, of which $9.2 million was associated with enforcing our intellectual property rights and $1.9 million related to other legal matters,

•	a decrease in professional fees to consultants and temporary personnel of $2.8 million due to replacement with full time employees, and

•	a decreased in intangible asset amortization of $0.7 million. The decrease was associated with certain intangible assets being fully amortized.

These decreases were partially offset by an increase of:

•	$1.0 million in costs associated with the settlement of litigation,

•	$0.6 million in personnel related costs primarily due to severance payments to employees affected by the reduction in workforce,

•	$0.2 million in professional fees paid to third party research and survey companies,

•	$0.2 million in utilities,

•	$0.1 million in bad debt expense, and

•	$0.5 million in various other costs,

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

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net cash used in operating activities	$(19,998)	$(6,908)	$(18,783)
Net cash provided by investing activities	19,141	9,610	6,636
Net cash provided by financing activities	649	2,156	1,537

Our principal sources of liquidity are from proceeds from dispositions of non-core businesses and the Dealix patent litigation settlement payments. We continue to have no debt. Our cash and cash equivalents totaled $27.4 million as of December 31, 2008 compared to cash and cash equivalents of $27.6 million as of December 31, 2007.

As discussed above, we entered into a settlement agreement with Dealix, which among other things, provides for settlement payments. We received settlement payments in 2007 and 2008. We have been unable to assess with reasonable assurance the collectability of the remaining payments under the settlement agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. We do not have reasonable assurance that we will receive any remaining payment on their due dates or at all, and therefore, we have not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2008 and cannot rely on these payments as a source of future liquidity.

Net Cash Used in Operating Activities

Net cash used in operating activities in 2008 of $20 million resulted primarily from a net operating loss and an increase in our net working capital, partially offset by gains from the disposition of the AVV. The increase in working capital was primarily the result of a decrease in accounts payable and accrued expenses, and a net increase in accounts receivable. The net decrease in accounts payable and accrued expenses was primarily due to the timing of vendor and employee payments. The increase in accounts receivable is due to an increase in the days of sales outstanding (“DSO”) to 64 from 58 for the years ended December 31, 2008 and 2007, respectively, which was due to slower paying accounts during 2008.

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

Net cash used in operating activities in 2006 resulted primarily from an operating loss and a decrease in working capital. The decrease in working capital was primarily the result of a decrease in deferred revenue and an increase in accounts payable. The decrease in deferred revenue was primarily due to the change in billing monthly subscription fees for customers participating in our car buying referral networks from advance to arrears, offset by the deferral of revenue related to a multiple-element arrangement (see Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The increase in accounts payable was primarily due to the timing of when payments are made and an increase in professional fees incurred associated with the enforcement of our intellectual property rights and implementation of certain strategic initiatives.

Net Cash Provided by Investing Activities

Our primary uses and sources of cash in investing activities in 2008 were for the purchases of property and equipment (primarily information technology related equipment), and proceeds from divestitures, respectively. In 2007 and 2006, our primary sources of cash were through maturities of short-term investments and sale of money market and commercial paper marketable securities. During 2008 the maturities of our short term investments were 90 days or less, and are therefore classified as cash and cash equivalents.

Net cash provided by investing activities was $19.1 million, $9.6 million, and $6.6 million in 2008, 2007 and 2006, respectively. Net cash provided by investing activities in 2008 was primarily due to proceeds received from the sale of our AVV business, partially offset by the purchases of property and equipment and capitalized internal use software in connection with the development of MyRide.com. We anticipate a decrease in capital expenditures in 2009 compared to fiscal 2008.

Net cash provided by investing activities in 2006 was related to the maturity of investments in government sponsored agency bonds, offset by purchases of short-term investment in commercial paper and purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Our primary source of cash from financing activities is from the exercise of stock options and the issuance of common stock pursuant to the employee stock purchase plan. Net cash provided by financing activities was $0.6 million, $2.2 million and $1.5 million in 2008, 2007 and 2006, respectively. Our future cash flows from employee stock options will depend on the future timing and amount of stock option exercises. Additionally, we suspended our employee stock purchase plan in the second half of 2008 and do not expect to receive any proceeds from the employee stock purchase plan in 2009.

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2008:

	Years Ending December 31,
	(in thousands)
	2009	2010	2011	2012	2013 and thereafter	Total
Operating leases (a)	$900	$658	$320	$—	$—	$1,878
Purchase obligations (b)	946	511	52	—	—	1,509

Total	$1,846	$1,169	$372	$—	$—	$3,387

(a)	Operating lease obligations as defined by SFAS 13, “Accounting for Leases,” and disclosed in Note 6 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)	Purchases obligations are agreements to purchase goods and services that are enforceable and legally binding that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Prospective Capital Needs. We experienced substantial negative cash flow in 2008 and at December 31, 2008 had an accumulated deficit of $271 million. Based on our current operating plan for 2009, it is expected that net cash used in operating activities will be negative, but significantly improved from 2008. The dramatic decline in the automotive industry during 2008 had a substantial negative effect on our cash flows.

We continue to face many risks and uncertainties related to general economic conditions and the automotive industry in particular, however, we believe current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of these and other accounting policies, see Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Revenue Recognition. In accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” we recognize revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Lead fees and finance request fees are generally recognized as revenue in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on the websites. Fees billed prior to providing services are deferred, as they do not satisfy all of the revenue recognition criteria in SAB No. 104. Deferred revenues are recognized as revenue over the periods services are provided.

Lead fees consist of car buying purchase request fees for new and used cars, and finance request fees. Fees for car buying purchase requests are paid by retail dealers, enterprise dealers and automotive manufacturers or their automotive buying service affiliates who participate in our online car buying referral networks. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom the Company has a single agreement and (ii) dealers that are eligible to receive purchase requests from us as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Fees paid by customers participating in our car buying referral networks are comprised of monthly transaction and/or subscription fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided.

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

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on our websites, as well as through direct marketing offerings. Advertising revenues are recognized in the period the advertisements are displayed on the websites.

We also apply the revenue recognition criteria for certain contracts in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” In accounting for multiple-element arrangements, one key judgment to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value impacts the amount and timing of revenue recorded in the Consolidated Statement of Operations and Comprehensive Loss. Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements, or alternatively deferred revenue maybe computed based on the fair value of the undelivered elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of the same elements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement. We did not have deferred revenue under a multiple-element arrangement at December 31, 2008 or 2007. No revenue was recognized under these arrangements for the year ended December 31, 2008. Revenue recognized under a multiple element arrangement totaled $1.4 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively.

Short-Term Investments

We categorize our equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We review our investments in equity and debt securities for potential impairment on a regular basis. As part of the evaluation process of individual securities classified as available-for-sale, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our intent and ability to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. We will record an impairment loss on investments for any other-than-temporary decline in fair value of these investments below their cost basis.

Allowances for Bad Debt and Customer Credits. We estimate and record allowances for potential bad debts and customer credits based on factors such as the write-off percentages, the current business environment and known concerns within our accounts receivable balances, which is consistent with our past practice.

The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated allowance for bad debts are recorded as an increase in general and administrative expenses and are based on factors such as historical write-off percentages, the current business environment and the known concerns within the current aging of accounts receivable. Reductions in the estimated allowance for bad debts due to subsequent cash recoveries are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts and have no impact on operating expenses.

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

Contingencies. We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. We are required to record a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. At December 31, 2008, we did not record any allowances for contingencies. Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred.

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

As of December 31, 2008, we had $0.5 million of unrecognized tax benefits. These unrecognized tax benefits reduced our deferred tax assets which were subject to a valuation allowance of $0.5 million. There were no material changes to our uncertain tax positions during the current period.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2008 we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized in 2008.

Impairment of goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. During 2008 we performed our annual impairment test by first comparing the carrying value of Autobytel to its fair value based on market capitalization at that date. As the carrying value exceeded the fair value, the second step impairment measurement was performed based on a discounted projection of future cash flows and market methods of determining fair value. As a result of this testing, the entire goodwill balance of $52.1 million was impaired and written-off as an expense in 2008.

Impairment of long-lived assets and other intangible assets. We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. During 2008 we recorded $5.5 million of impairment charges. The charges were comprised of (i) impairment charges of $4.3 million to reduce the net book value of certain capitalized software related to the MyRide website to its estimated fair value, and (ii) an impairment of $1.2 million associated with the write-off of capitalized software projects that are no longer being developed or expected to be placed in service for their intended use. At December 31, 2008 we had approximately $2.4 million of remaining long-lived assets that could be subject to future impairment.

Recent Accounting Pronouncements

SFAS 157: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures of fair value measurements. SFAS 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which defers the effective date of SFAS 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. The adoption of the non-deferred portion of SFAS 157 on January 1, 2008 did not have an impact on Autobytel’s consolidated financial position, results of operations or cash flows, and the deferred portion of SFAS 157 that will be adopted by Autobytel on January 1, 2009 is not expected to have a material impact on our consolidated financial statements.

SFAS 159: In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides a fair value option that allows companies to measure certain financial instruments, on an instrument by instrument basis, at fair value, and is effective for financial instruments issued for periods beginning after November 15, 2007. Since the Company adopted SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments, SFAS 159 did not have an impact on our consolidated financial statements.

FIN 48: In June 2006, the FASB issued Interpretation 48 (“FIN 48”) (As Amended) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. It also provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. We adopted the provisions of FIN 48 on January 1, 2007. The following table shows the reconciliation of the total amounts of unrecognized tax benefits for 2007 (in thousands):

Unrecognized tax benefit – opening balance	$500
Gross increases or decreases – current period	—
Settlements	—
Lapse of statue of limitations	—

Unrecognized tax benefit	$500

Upon adoption of FIN 48, we analyzed our filing positions for all open tax years in all U.S. federal and state jurisdictions where we are required to file tax returns. At the adoption date of January 1, 2007, we had $0.5 million of unrecognized tax benefits. Of the total unrecognized tax benefits at the adoption date, the entire amount of $0.5 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $0.5 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact our effective tax rate.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, we are no longer subject to U.S. federal and state tax examinations for years prior to 2003. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48 and the adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and December 31, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense amounts recognized in the year ended December 31, 2007.

SFAS 161: In March 2008, the FASB issued SFAS 161, “Disclosures about derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133.” SFAS 161 provides new disclosure requirements for derivative and hedging activities, and is effective for periods beginning after November 15, 2008. Our adoption of SFAS 161 on January 1, 2009 is not expected to have a material effect on our consolidated financial statements.

SFAS 160: In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB 51.” This standard provides new accounting guidance and disclosure requirements for non-controlling interests in a subsidiary. Since we have no non-controlling interest in our subsidiaries, the adoption of SFAS 161 on January 1, 2009 is not expected to have any effect on our consolidated financial statements.

SFAS 141(R): In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations occurring after December 31, 2008. The nature and magnitude of the specific effect the adoption of SFAS 141R will have on our consolidated financial statements will depend on the nature, terms and size of acquisitions, if any, we may consummate subsequent to the effective date of January 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2008 we had $27.4 million in cash and cash equivalents (“Cash”) and we had a common stock investment in one publicly held company that is classified as available-for-sale of $0.6 million.

We maintain our Cash in a portfolio of security holdings with maturities of 90 days or less at the date of purchase. We invest our cash and cash equivalents in instruments that meet credit quality standards, as specified in our investment policy guidelines. We invest in U.S. Government sponsored or backed obligations, commercial paper, money market funds, and certificates of deposits.

Investments in both fixed rate and floating rate instruments carry some degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of our cash and cash equivalents amounts, interest rate risk is not significant.

The current economic conditions have had widespread negative effects on the financial markets. Due to credit concerns and lack of liquidity in the short-term funding markets, we have shifted a larger percentage of the portfolio to U.S. Government sponsored or backed securities and money market funds, which may negatively impact our investment income, particularly in the form of declining investment yields.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2008 and 2007 and our Consolidated Statements of Operations and Comprehensive Loss, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2008, together with the reports of our independent registered public accounting firms, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed by us in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2008. Based on this evaluation, the Chief Executive and Financial Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In making this assessment, management used the criteria set forth in the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control—Integrated Framework. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as set forth below in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 of the Securities Exchange Act of 1934 that have occurred during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Autobytel Inc.

We have audited Autobytel Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Autobytel Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Autobytel Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Autobytel Inc. as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2008 of Autobytel Inc. and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Orange County, California

March 11, 2009

Item 9B.	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to the following sections of our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2008, (“2009 Proxy Statement”) “Directors,” “Nominees for Class I Directors,” “Other Directors,” “Code of Conduct and Ethics,” “Management,” “Attendance at Meetings and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11	Executive Compensation

The information called for in this Item 11 is incorporated by reference to the following sections of the 2009 Proxy Statement: “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for in this Item 12 is incorporated by reference to the following sections of the 2009 Proxy Statement: “Security Ownership of Owners and Certain Beneficial Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information called for in this Item 13 is incorporated by reference to the following sections of the 2009 Proxy Statement: “Certain Relationships and Related Transactions” and “Director Independence.”

Item 14	Principal Accountant Fees and Services

The information called for in this Item 14 is incorporated by reference to the following sections of the 2009 Proxy Statement: “Principal Accountant Fees and Services,” “Audit Related Fees,” “Tax Fees,” “All Other Fees,” and “Pre-Approval Policy.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-27

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits:

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2009.

AUTOBYTEL INC.

By:	/s/ JEFFREY H. COATS
Jeffrey H. Coats
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of Autobytel Inc., a Delaware corporation, and the undersigned Directors and Officers of Autobytel Inc. hereby constitute and appoint Jeffrey H. Coats, Curtis E. DeWalt or Glenn Fuller as its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	March 13, 2009

/s/ JEFFREY H. COATS Jeffrey H. Coats	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ CURTIS E. DEWALT Curtis E. DeWalt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/s/ WESLEY OZIMA Wesley Ozima	Vice President and Controller (Principal Accounting Officer)	March 13, 2009

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 13, 2009

/s/ MARK R. ROSS Mark R. Ross	Director	March 13, 2009

/s/ JEFFREY M. STIBEL Jeffrey M. Stibel	Director	March 13, 2009

/s/ JANET M. THOMPSON Janet M. Thompson	Director	March 13, 2009

AUTOBYTEL INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Autobytel Inc.

We have audited the accompanying consolidated balance sheet of Autobytel Inc. as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2008. Our audit also included the financial statement schedule for the year ended December 31, 2008 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autobytel Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autobytel Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Orange County, California

March 11, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Autobytel Inc. and Subsidiaries

Irvine, California

We have audited the consolidated balance sheet of Autobytel Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash for each of the two years then ended. Our audits also include the consolidated financial statement schedule listed in item 15(a). These consolidated financial statements and financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ MCGLADREY & PULLEN, LLP

Irvine, California

March 17, 2008

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share and share data)

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,393	$27,601
Accounts receivable, net of allowances for bad debts and customer credits of $1,277 and $534 at December 31, 2008 and 2007, respectively	10,047	11,692
Prepaid expenses and other current assets	1,378	1,739
Assets held for sale	—	17,160

Total current assets	38,818	58,192
Property and equipment, net	2,421	10,757
Goodwill	—	52,074
Investment and other assets	763	1,133

TOTAL ASSETS	$42,002	$122,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,579	$5,852
Accrued expenses and other current liabilities	6,432	7,669
Deferred revenues	1,835	1,749
Current liabilities held for sale	—	198

Total current liabilities	11,846	15,468
Non-current liabilities	181	436

TOTAL LIABILITIES	12,027	15,904
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 45,219,679 and 43,788,633 shares issued and outstanding at December 31, 2008 and 2007, respectively	45	44
Additional paid-in capital	300,720	296,964
Accumulated other comprehensive income	568	686
Accumulated deficit	(271,358)	(191,442)

TOTAL STOCKHOLDERS’ EQUITY	29,975	106,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,002	$122,156

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per-share data)

	Years Ended December 31,
	2008	2007	2006
REVENUES:
Lead fees	$63,169	$67,386	$67,496
Advertising	7,794	16,885	17,505
Other revenues	196	114	101

Total revenues	$71,159	$84,385	$85,102

COSTS AND EXPENSES:
Cost of revenues	51,384	52,448	47,653
Sales and marketing	17,043	21,474	20,128
Technology support	16,003	18,119	17,476
General and administrative	22,977	27,529	39,625
Patent litigation settlement	(2,667)	(12,000)	—
Goodwill impairment	52,074	—	—

Total costs and expenses	156,814	107,570	124,882

Operating loss	(85,655)	(23,185)	(39,780)
Interest and other income	1,346	5,906	2,367
Foreign currency exchange loss	—	(7)	—
Income taxes benefit	—	—	107
Minority interest	—	—	(21)

Loss from continuing operations	(84,309)	(17,286)	(37,327)
Discontinued operations, net	4,393	11,931	5,859

NET LOSS	$(79,916)	$(5,355)	$(31,468)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(1.91)	$(0.40)	$(0.88)
Discontinued operations, net	0.10	0.28	0.14

Basic and diluted loss per common share	$(1.81)	$(0.12)	$(0.74)

Comprehensive loss:
Net loss	$(79,916)	$(5,355)	$(31,468)
Unrealized (loss) gain from investment	(118)	686	—

Comprehensive loss	$(80,034)	$(4,669)	$(31,468)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2005	42,133,410	$42	$282,924	$—	$(154,619)	$128,347
Issuance of common stock upon exercise of stock options	413,167	1	1,132	—	—	1,133
Issuance of common stock under employee stock purchase plan	119,264	—	404	—	—	404
Share-based compensation	—	—	5,402	—	—	5,402
Adjustment for fractional shares on exchange of Autoweb shares for Autobytel shares	(1)	—	—	—	—	—
Net loss	—	—	—	—	(31,468)	(31,468)

Balance, December 31, 2006	42,665,840	43	289,862	—	(186,087)	103,818
Issuance of common stock upon exercise of stock options	1,014,412	1	2,032	—	—	2,033
Issuance of common stock under employee stock purchase plan	108,381	—	307	—	—	307
Share-based compensation	—	—	4,763	—	—	4,763
Unrealized gain from investment	—	—	—	686	—	686
Net loss	—	—	—	—	(5,355)	(5,355)

Balance, December 31, 2007	43,788,633	44	296,964	686	(191,442)	106,252
Shares issued pursuant to stock awards, net	1,340,000	1	511	—	—	512
Issuance of common stock under employee stock purchase plan	91,046	—	137	—	—	137
Share-based compensation	—	—	3,108	—	—	3,108
Unrealized gain from investment	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	(79,916)	(79,916)

Balance, December 31, 2008	45,219,679	$45	$300,720	$568	$(271,358)	$29,975

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(79,916)	$(5,355)	$(31,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,933	4,155	3,686
Provision for bad debt	1,443	401	391
Provision for customer credits	1,295	1,321	1,645
Write-off of capitalized software	5,512	—	264
(Gain) loss on disposal of property and equipment	—	(1)	111
Gain on business and asset divestitures	(4,204)	(10,323)	—
Share-based compensation	3,108	4,753	5,397
Minority interest	—	—	21
Foreign currency exchange loss (gain)	—	7	(22)
Loss on goodwill impairment	52,074	—	—
Changes in assets and liabilities, net of the effects of discontinued operations:
Accounts receivable	(986)	1,457	(244)
Prepaid expenses and other current assets	328	141	635
Investment and other assets	85	52	(73)
Accounts payable	(2,278)	(2,535)	2,754
Accrued expenses and other current liabilities	(1,483)	(590)	(516)
Deferred revenues	91	(391)	(1,364)

Net cash used in operating activities	(19,998)	(6,908)	(18,783)

Cash flows from investing activities:
Maturities of short-term investments	14,050	3,000	14,998
Purchases of short-term investments	(14,050)	—	(2,998)
Distribution from foreign investment	—	354	—
Change in restricted cash and cash equivalents	—	—	(97)
Purchases of property and equipment	(2,255)	(7,647)	(5,282)
Proceeds from sale of property and equipment	—	2	15
Proceeds from divestitures	21,396	13,901	—

Net cash provided by investing activities	19,141	9,610	6,636

Cash flows from financing activities:
Distribution to minority interest shareholder	—	(184)	—
Net proceeds from exercise of stock options and awards issued under the employee stock purchase plan	649	2,340	1,537

Net cash provided by financing activities	649	2,156	1,537

Net increase (decrease) in cash and cash equivalents	(208)	4,858	(10,610)
Cash and cash equivalents, beginning of period	27,601	22,743	33,353

Cash and cash equivalents, end of period	$27,393	$27,601	$22,743

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$119	$85	$465

Supplemental disclosure of non-cash investing and financing activities:

•	Non-cash investing activities in 2007 included $0.7 million of an investment in available for sale securities.

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Autobytel

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive dealers and manufacturers sell cars. By connecting consumers to automotive dealers and manufacturers through internet lead referral programs and on-line advertising, the Company provides automotive dealers and manufacturers with opportunities to efficiently market their vehicles to potential customers. The Company purchases from third parties and generates from its own websites consumer internet requests for pricing and availability on new and used cars as well as for vehicle financing (these consumer internet requests are referred to in these Notes on Form 10-K as “Leads”). The Company sells the Leads primarily to its automotive dealer and manufacturer customers. Leads are purchased from a network of supplier websites, such as Edmunds, AOL, Kelley Blue Book, and Yahoo, (“Network Websites”). These Network Websites provide substantially all of the Company’s Leads. Additionally, the Company owns and operates consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, and MyRide.com® that provide consumers with information and tools to aid them with their automotive purchase decisions. The Company’s owned websites provide a small percentage of its Leads and a significant portion of its page views for the advertising component of its advertising business. In addition to its websites, The Company provides advertising opportunities for automotive manufacturers and other automotive advertisers through its marketing network, which includes its AutoReach advertising network (“Ad Network”) and co-branded websites, such as ESPN.com.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

The Company experienced substantial negative cash flow in 2008 and at December 31, 2008 had an accumulated deficit of $271 million. Based on the Company’s current operating plan for 2009, it is expected that net cash used in operating activities will be negative, but significantly improved from 2008. The dramatic decline in the automotive industry during 2008 had a substantial negative effect on cash flows. As a result of these factors, as well as decisions taken by management, the Company recorded the following significant items during 2008:

•	Impairment of goodwill of $52.1 million (See Note 2),

•	Impairment of the MyRide website software and one other software project of $5.5 million (See Note 3), and

•	Severance and other expenses related to the Company’s cost reduction initiatives of $6.9 million (See Note 9),

The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular, however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company sold certain assets and liabilities of its Automotive Information Center (“AIC”) data operations on January 31, 2007, sold its wholly-owned subsidiary, Retention Performance Marketing, Inc., (“RPM”) on June 30, 2007, and sold certain assets and liabilities of its AVV Inc. (“AVV”) business on January 23, 2008, collectively the “Divestitures” (See Note 4). Accordingly, the Divestures are presented in the Consolidated Statements of Operations and Comprehensive Loss as discontinued operations. As discontinued operations, revenues and expenses of the Divestitures are presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Statements of Operations and Comprehensive Loss. Expenses included in discontinued operations are direct costs of the Divestures that will be eliminated from future operations. Assets and liabilities that were included in the sale of the AVV business have been aggregated and classified as held for sale under current assets and current liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2007.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited to, allowances for bad debts and customer credits, useful lives of depreciable assets and capitalizable software costs, long-lived asset impairments, goodwill and purchased intangible asset valuations, accrued liabilities and valuation allowance for deferred tax assets and stock-based compensation expense. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents represent amounts held by the Company for use by the Company, and are recorded at cost which approximates fair value.

The Company invests its cash and cash equivalents in instruments that meet the Company’s credit quality standards, as specified in its investment policy guidelines. The Company invests in U.S. Government sponsored or backed obligations, commercial paper, money market funds, and certificates of deposit.

Investments

Autobytel has an investment in one publicly traded company’s equity securities that it categorizes as available-for-sale in accordance with Statement of Financial Accounting Standard (“SFAS”) SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments categorized as available-for-sale are measured at fair value with unrealized gains and losses included in accumulated comprehensive income as a separate component of stockholders’ equity. In accordance with SFAS 157, “Fair Value Measurements,” the Company records its investments based on “Level 1” inputs, which are quoted market prices in active markets for identical assets or liabilities. As of December 31, 2008 and 2007, respectively, the balance of the investment was $0.6 million and $0.7 million, with $0.6 million and $0.7 million recorded in accumulated other comprehensive income, respectively. As discussed in Note 6, the Company’s investment is subject to a legal complaint and is therefore classified as a long term asset.

Accounts Receivable

Credit is extended to customers based on an evaluation of the customer’s financial condition, and when credit is extended, collateral is generally not required. Interest is not normally charged on receivables.

Allowances for Bad Debts and Customer Credits

The allowance for bad debts is an estimate of bad debt expense that could result from the inability or refusal of customers to pay for services. Additions to the estimated allowance for bad debts are recorded to general and administrative expenses and are based on factors such as historical write-off percentages, the current business environment and known concerns within the current aging of accounts receivable. Reductions in the estimated allowance for bad debts due to subsequent cash recoveries are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts with no impact on operating expenses.

The allowance for customer credits is an estimate of adjustments for services that do not meet the customer requirements. Additions to the estimated allowance for customer credits are recorded as a reduction of revenue and are based on the Company’s historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; and (iii) other factors known at the time. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits with no impact on revenues.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the relatively short-term maturity of these instruments.

Concentration of Credit Risk and Risks Due to Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are primarily maintained with three financial institutions in the United States. Deposits held by banks may exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive dealers and automotive manufacturers.

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, and in particular with the three largest U.S. automobile manufacturers (General Motors, Chrysler LLC, and Ford) (“Big Three”). During 2008 approximately 18% of the Company’s total revenues were derived from the Big Three, and approximately 16% or $1.7 million of the total gross accounts receivable relate to the Big Three at December 31, 2008. The Company generally requires no collateral to support its accounts receivables and maintains an allowance for bad debts for potential credit losses.

In 2007, the Company had one automotive manufacturer which accounted for greater than 10% of total revenues. In 2008 and 2006, no dealer, major dealer group, manufacturer, or other customer accounted for greater than 10% of total revenues. The Company had no balances receivable from any single automotive dealer or manufacturer or other customer that accounted for more than 10% of total accounts receivable as of December 31, 2008 and 2007.

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

Operating Leases

The Company leases office space, certain office equipment and a domain name under operating lease agreements which expire on various dates through 2011, with options to renew on expiration of the original lease terms. Reimbursed tenant improvements are considered in determining straight-line rent expense, and are amortized over the shorter of their estimated useful lives or the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing rent expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Capitalized Internal Use Software and Website Development Costs

The Company capitalizes costs to develop internal use software in accordance with the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes website development costs under Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Website Development Costs” and SOP 98-1. SOP 98-1 and EITF Issue 00-2 require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years. Capitalized website development costs, once placed in service are amortized using the straight-line method over the estimated useful life of the related websites.

Impairment of Long-Lived Assets

        The Company periodically reviews its long-lived assets and intangibles assets subject to amortization to determine if there is any impairment of these assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets. The Company evaluates these assets for

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Should the carrying amount of an asset exceed its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes assumptions and estimates. As discussed in Note 3 the Company recorded an impairment loss of $5.5 million on certain of its long-lived assets in 2008.

Goodwill

Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. The Company evaluates the carrying value of enterprise goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and the Company then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. The Company evaluates enterprise goodwill, at a minimum, on an annual basis, in the second quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.

During 2008, the Company performed its annual impairment test by first comparing the carrying value of the Company to its fair value based on its market capitalization at that date. As the carrying value exceeded the fair value, the second step impairment measurement was performed based on a discounted projection of future cash flows and market methods of determining fair value. As a result of this testing, the entire goodwill balance of $52.1 million was impaired and written-off as an expense in 2008.

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Lead fees and finance request fees are generally recognized as revenue in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on the websites. Fees billed prior to providing services are deferred, as they do not satisfy all of the revenue recognition criteria in SAB No. 104. Deferred revenues are recognized as revenue over the periods services are provided.

Lead fees consist of car buying purchase request fees for new and used cars, and finance request fees. Fees for car buying purchase requests are paid by retail dealers, enterprise dealers and automotive manufacturers or their automotive buying service affiliates who participate in the Company’s online car buying referral networks. Enterprise dealers consist of (i) dealers that are part of major dealer groups with more than 25 dealerships with whom the Company has a single agreement and (ii) dealers that are eligible to receive purchase requests from the Company as part of a single agreement with an automotive manufacturer or its automotive buying service affiliate. Fees paid by customers participating in the Company’s car buying referral networks are comprised of monthly transaction and/or subscription fees for consumer leads, or purchase requests, which are directed to participating dealers. These monthly subscription and transaction fees are recognized in the period service is provided.

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

Advertising revenues represent fees from automotive manufacturers and other advertisers who target car buyers during the research, consideration and decision making process on the Company’s websites, as well as

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through direct marketing offerings. Advertising revenues are recognized in the period the advertisements are displayed on the websites.

The Company also applies the revenue recognition criteria for certain contracts in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” In accounting for multiple-element arrangements, one key judgment to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value impacts the amount and timing of revenue recorded in the Consolidated Statement of Operations and Comprehensive Loss. Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements, or alternatively deferred revenue maybe computed based on the fair value of the undelivered elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of the same elements with unrelated parties that are not part of a multiple-element arrangement. When sufficient evidence of the fair values of the individual elements does not exist, revenue is not allocated among them until that evidence exists. Instead, the revenue is recognized as earned using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement. The Company did not have deferred revenue under a multiple-element arrangement at December 31, 2008 or 2007. No revenue was recognized under these arrangements for the year ended December 31, 2008. Revenue recognized under a multiple element arrangement totaled $1.4 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively.

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

Computation of Basic and Diluted Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net loss per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock method, during the period. Potential common shares consist of unvested restricted stock and the common shares issuable upon the exercise of stock options.

The following are the share amounts utilized to compute the basic and diluted net loss per share for the years ended December 31:

	2008	2007	2006
BASIC AND DILUTED LOSS PER SHARE:
Weighted average common shares outstanding	44,329,851	43,413,908	42,389,050
Weighted average unvested restricted stock outstanding	(242,787)	—	—

Basic and dilutive shares	44,087,064	43,413,908	42,389,050

Potentially dilutive securities representing approximately 7.7 million, 7.9 million and 6.9 million shares of common stock for the years ended December 31, 2008, 2007, and 2006, respectively, were excluded from the computation of diluted loss for these periods because their effect would have been anti-dilutive.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

The Company grants restricted stock and stock option awards (the “Awards”) under several of its share-based compensation Plans (the “Plans”), that are more fully described in Note 8. The Company recognizes share-based compensation based on the Awards’ fair value, net of estimated forfeitures, on a straight line basis. The restricted stock fair value is measured on the grant date based on the quoted market price of Company’s common stock, and the stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.

Business Segment

The Company conducts its business within the United States and within one business segment which is defined as providing automotive and marketing services.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.

Advertising Expense

Advertising costs are expensed in the period incurred. Advertising expense in 2008 and 2007 was $7.2 million and $14.8 million, respectively.

Recently Adopted Accounting Pronouncements

SFAS 157: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value and expands disclosures of fair value measurements. SFAS 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which defers the effective date of SFAS 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. The adoption of the non-deferred portion of SFAS 157 on January 1, 2008 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows and the deferred portion of SFAS 157 that will be adopted by the Company on January 1, 2009 is not expected to have a material impact the Company’s consolidated financial position, results of operations and cash flows.

SFAS 159: In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides a fair value option that allows companies to measure certain financial instrument, on an instrument by instrument basis, at fair value, and is effective for financial instruments issued for periods beginning after November 15, 2007. Since the Company adopted SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments, SFAS 159 did not have an impact on its financial statements.

Accounting Pronouncements Not Yet Adopted

SFAS 161: In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS 161 provides new disclosure requirements for derivative and hedging activities, and is effective for periods beginning after November 15, 2008. The Company’s adoption of SFAS 161 on January 1, 2009 is not expected to have a material effect on its consolidated financial statements.

SFAS 160: In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB 51.” This standard provides new accounting guidance and disclosure requirements for non-controlling interests in a subsidiary. Since the Company has no non-controlling interest in its subsidiaries, the adoption of SFAS 161 on January 1, 2009 is not expected to have any material effect on the Company’s consolidated financial statements.

SFAS 141(R): In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations occurring after December 31, 2008. The nature and magnitude of the specific effect the adoption of SFAS 141R will have on the consolidated financial statements will depend on the nature, terms, size of acquisitions, if any, the Company may consummate subsequent to the effective date of January 1, 2009.

3.	Selected Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2008	2007
	(in thousands)
Computer software and hardware	$9,138	$11,327
Furniture and equipment	1,715	1,615
Leasehold improvements	1,249	1,574
Capitalized internal use software	912	9,049
Development in process	—	93

	13,014	23,658
Less—Accumulated depreciation and amortization	(10,593)	(12,901)

	$2,421	$10,757

During fourth quarter 2008 the Company recorded impairment charges of $4.3 million to reduce the net book value of certain capitalized software related to the MyRide website to its estimated fair value. This impairment was recorded pursuant to impairment indicators including the decision to discontinue the use of the MyRide software platform as well as lower than expected website ‘traffic” and the related impact on the Company’s projected cash flows. The $4.3 million impairment charge is classified as cost of sales in the Consolidated Results of Operations and Comprehensive Loss.

The Company also recorded an expense of $1.2 million and $0.3 million in 2008 and 2006, respectively, associated with the write-off of capitalized software projects that are no longer being developed or expected to be placed in service for their intended use. These expense amounts were included in general and administrative and technology support on the 2008 and 2006 Consolidated Statement of Operations and Comprehensive Loss, respectively.

As of December 31, 2008 and 2007, capitalized internal use software, net of amortization, and development in process were $0.4 million and $6.0 million, respectively.

Depreciation and amortization expense related to property and equipment was $4.8 million, $3.5 million, and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Accrued Expenses and Other Current Liabilities

As of December 31, 2008 and 2007, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2008	2007
	(in thousands)
Compensation and related costs	$2,288	$4,891
Accrued severance	2,614	747
Professional fees	340	153
Other accrued expenses	261	679
Amounts due to customers	583	431
Outstanding checks	143	272

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31,
	2008	2007
	(in thousands)
Employee benefits	36	171
State income tax payable	12	87
Other current liabilities	155	238

Total accrued expenses and other current liabilities	$6,432	$7,669

4.	Business and Asset Divestitures

On January 31, 2007, the Company completed the sale of certain assets and liabilities of the AIC operations to R.L. Polk & Co. (“Polk”) for $3.0 million. The Company received cash of $2.1 million, net of $0.4 million associated with AIC’s deferred revenues and prepaid expenses at January 31, 2007. The balance of $0.5 million was deposited by Polk in an escrow account that was distributed to the Company in the second quarter of 2007. As part of the transaction, the Company received a license to use data supplied by Polk at no cost for a period of three years and the Company licensed to Polk certain data at no cost for a period of three years and certain software at no cost in perpetuity. The Company recognized a gain on the sale of the AIC operations of $2.8 million during the year ended December 31, 2007, which is classified as discontinued operations in the Consolidate Statements of Operations and Comprehensive Loss.

On June 30, 2007, the Company sold all of the outstanding capital stock of Retention Performance Marketing, Inc. (“RPM”) to OneCommand, Inc. (“OneCommand”), formerly known as Call Command, Inc., pursuant to a Stock Purchase Agreement (“RPM Agreement”) for an aggregate purchase price of $7.6 million, subject to a working capital adjustment. Substantially all the assets and certain liabilities of the RPM business were included in the sale and consisted primarily of accounts receivable, prepaid expenses, certain property and equipment, intangible assets, accounts payable and accrued expenses. The Company received cash of $7.1 million and the balance of $0.5 million, which was deposited by OneCommand in an escrow account that was distributed to the Company in the fourth quarter of 2007 upon determination of the working capital adjustment in accordance with the terms of the RPM Agreement. The Company recognized a gain on the sale of the RPM business of $3.6 million during the year ended December 31, 2007, which is classified as discontinued operations in the Consolidate Statements of Operations and Comprehensive Loss.

On October 25, 2007, the Company sold its 9.41% investment in Autobytel Japan to SBI Holdings Inc. for approximately $4.0 million in cash. In connection with the sale, the Company entered into the Second Amended and Restated License Agreement with Autobytel Japan pursuant to which the Company will provide it a perpetual, royalty-free, non-exclusive, non-transferable license for certain intellectual property. The Company does not have any continuing performance obligations under the license agreement. The Company’s investment in Autobytel Japan at the date of the sale was zero as the investment amount had been previously written down. The $4.0 million in cash was received in November 2007 and was reported as other income in the fourth quarter of 2007.

On January 23, 2008, the Company completed the sale of certain assets and liabilities of its AVV, Inc. data extraction and customer relationship management software business to Dominion Enterprises (“Dominion”) for approximately $22.75 million in cash, plus a working capital payment of approximately $1.0 million. The Company recorded a gain on sale of approximately $4.2 million; which is classified as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss in connection with the transaction in the three months ended March 31, 2008. The parties also agreed to a $1.9 million escrow in connection with the transaction. Pursuant to the escrow agreement, certain contingencies may apply to full recovery of the escrow amount upon the one year anniversary of the sale. Dominion has notified the escrow holder of a claim against the escrowed amount in connection with Dominion’s claim for indemnification under the AVV business purchase agreement with respect to the Insweb Patent Litigation described under Note 6 to these Notes to Consolidated Financial Statements-Commitments and Contingencies-Litigation.

In conjunction with the dispositions of the Company’s RPM and AVV businesses, the Company entered into Transition Services and Arrangements Agreements (“TSAAs”) whereby the Company agreed to provide certain transition services for the RPM and AVV businesses for a period not to exceed six months and eight months,

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The assets and liabilities that are included in the sale of AVV are classified as held for sale at December 31, 2007 and the results of operations for AVV, AIC and RPM are presented as discontinued operations for all periods presented. As discontinued operations, revenues and expenses have been aggregated and stated separately from the respective captions of continuing operations in the Consolidated Statements of Operations and Comprehensive Loss. Expenses include direct costs of the business that will be eliminated from future operations as a result of the sales.

For the years ended December 31, 2008, 2007, and 2006 the results of operations of AVV, AIC and RPM are reported as discontinued operations, net of taxes, as follows:

	Year Ended December 31, 2008				Year Ended December 31, 2007				Year Ended December 31, 2006
	(in thousands)
	AVV	AIC	RPM	Total	AVV	AIC	RPM	Total	AVV	AIC	RPM	Total
REVENUES:	$568	$—	$—	$568	$10,559	$210	$7,145	$17,914	$11,554	$3,087	$14,303	$28,944
COSTS AND EXPENSES:
Cost of revenues	—	—	—	—	88	10	3,346	3,444	206	154	7,825	8,185
Sales and marketing	150	—	—	150	2,007	68	3,303	5,378	2,267	478	5,230	7,975
Technology support	114	—	—	114	2,137	193	287	2,617	1,941	1,584	1,919	5,444
General and administrative	53	—	—	53	745	32	96	873	1,060	41	239	1,340

TOTAL COSTS AND EXPENSES	317	—	—	317	4,977	303	7,032	12,312	5,474	2,257	15,213	22,944

Gain on sale	4,204	—	—	4,204	—	2,762	3,576	6,338	—	—	—	—
Provision for income taxes	62	—	—	62	—	—	9	9	141	—	—	141

DISCONTINUED OPERATIONS, NET	$4,393	$—	$—	$4,393	$5,582	$2,669	$3,680	$11,931	$5,939	$830	$(910)	$5,859

5.	Patent Litigation Settlement

In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (the “Settlement Agreement”). The agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company the Cobalt Group, of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. On March 14, 2008, the Company received the first of three $2.7 million settlement payments pursuant to the agreement. The Company recorded the payments as patent litigation settlement in the period payment was received, as a reduction to costs and operating expenses. The remaining payments are guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. The Company has been unable to assess with reasonable assurance the collectability of the remaining payments under the Settlement Agreement as the Company does not have financial information to support the credit worthiness of the debtor or guarantor. The Company does not have reasonable assurance that it will receive

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any remaining payments on their respective due dates or at all, and therefore have not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2008 or 2007.

6.	Commitments and Contingencies

Operating Leases

The Company leases its facilities, certain office equipment and a domain name under operating leases which expire on various dates through 2011. On February 6, 2009 the Company amended its operating lease for its corporate offices in Irvine California (the “Lease”). Effective March 31, 2009, the Lease (i) extends the term from October 1, 2010 to July 31, 2011, with two options to extend the Lease for a period of one year each, (ii) reduces the rentable square footage by approximately 55% (from 60,000 square feet to 26,000 square feet), and (iii) reduces the monthly rent by approximately 60%. The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2009	$900
2010	658
2011	320
Thereafter	—

$1,878

Rent expense included in costs and expenses from continuing operations was $1.4 million, $1.6 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Guarantees

The Company guarantees an operating lease commitment for one of its wholly owned subsidiaries. The maximum guarantee amount is approximately $0.2 million which represents the remaining commitment, through January 2012, on such operating lease arrangements as of December 31, 2008.

Employment Agreements

As of December 31, 2008, the Company had employment agreements and retention agreements with certain key employees. A number of these agreements require severance payments, continuation of certain insurance benefits and acceleration of vesting of stock options and restricted stock units in the event of a termination of employment without cause or for good reason. In addition, these employees were also granted stock options and awarded restricted stock, the agreements for which provide for acceleration of vesting upon a change of control.

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autobytel Individual Defendants from the case without prejudice. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiff’s motion for class certification was withdrawn, without prejudice. The parties in the approximately 300 coordinated class actions,

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including Autobytel, the underwriter defendants in the Autobytel class action, and the plaintiffs in the Autobytel class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel. The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement is not concluded or approved and Autobytel is found liable, it is possible that damages could be greater than Autobytel’s insurance coverage and the impact on Autobytel’s financial statements could be material.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autoweb Individual Defendants from the case without prejudice. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include Autoweb. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiff’s motion for class certification was withdrawn, without prejudice. The parties in the approximately 300 coordinated class actions, including Autoweb, the underwriter defendants in the Autoweb class action, and the plaintiffs in the Autoweb class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb. The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement is not concluded or approved and Autoweb is found liable, it is possible that damages could be greater than Autoweb’s insurance coverage and the impact on Autobytel’s financial statements could be material. The Company reviewed the above class action matters and does not believe that it is probable that a loss contingency has occurred; therefore, the Company has not recorded a liability against these claims in the accompanying financial statements.

On November 30, 2007, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against Insweb Corporation, Leadpoint, Inc., Internet Brands, Inc. and Auto Internet Marketing, Inc. (“AIM”). In the lawsuit, the Company asserts infringement of the Company’s U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” (“Autobytel ‘517 Patent”) against such parties, and seeks damages and a permanent injunction. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

On March 11, 2008, Insweb Corporation filed a lawsuit in the United States District Court for the Southern District of California against the Company, one of the Company’s subsidiaries and Dominion Enterprises, the purchaser of the AVV business (“Insweb Patent Litigation”). In the lawsuit, Insweb asserts infringement of Insweb’s U.S. Patent No. 6,898,597, entitled “Event Log” (“Insweb ‘597 Patent”) by marketing and

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

selling the WebControl product of the AVV business and is seeking damages and a permanent injunction. On July 3, 2008, the complaint in the Insweb Patent Litigation was amended to add Leadpoint, Inc., Internet Brands, Inc. and Auto Internet Marketing, Inc. as additional plaintiffs and co-owners of the Insweb ‘597 Patent and to add RPM and OneCommand, the purchaser of the RPM business, as additional defendants. In addition to the asserted infringement with respect to the WebControl Product, the amended complaint asserts infringement of the Insweb ‘597 Patent by marketing and selling the RPM technology. The Company is vigorously defending the lawsuit. Dominion Enterprises has asserted an indemnity claim under the AVV business purchase agreement and in connection therewith has notified the escrow holder of a claim against the $1.9 million amount escrowed under the AVV business purchase agreement with respect to such indemnification claim. The Company is obligated to indemnify Dominion for this claim subject to and in accordance with the terms of the purchase agreement. RPM and OneCommand have asserted an indemnity claim under the purchase agreement relating to the sale of the RPM business. The Company is obligated to indemnify RPM and OneCommand for this claim subject to and in accordance with the terms of the purchase agreement. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

On November 27, 2008, the Company and AIM entered into a Settlement Agreement that settled all claims by Autobytel against AIM in the Autobytel Patent Litigation and all claims by AIM against Autobytel in the Insweb Patent Litigation. The Settlement Agreement provides for the payment of $15,000 to Autobytel and future per lead payments based on the number of leads delivered by AIM to its customers. As a condition precedent to this Agreement, AIM divested itself of any and all ownership interest in the Insweb ‘597 Patent and withdrew as a party plaintiff in the Insweb Patent Litigation.

On March 13, 2008, Edmunds Holding Company et. al filed a lawsuit in the United States District Court for the District of Delaware against the Company. In the lawsuit, Edmunds is seeking a declaration that its business activities, some of which include generating automotive leads, do not infringe the Autobytel ‘517 Patent and that such patent is invalid. On February 20, 2009, this declaratory relief action was dismissed by the court.

On May 14, 2008, Internet Brands, Inc. filed a Complaint in Interpleader and a Demand for Arbitration/Mediation asserting claims for breach of contract, misrepresentation, fraud, breach of implied covenants of good faith and fair dealing, breach of fiduciary duties and declaratory relief, and other causes of action relating to a strategic co-marketing agreement (“Co-Marketing Agreement”) between Internet Brands and the Company’s subsidiary, Autoweb, entered into prior to the Company’s acquisition of Autoweb in August 2001. The Company has been informed that prior to the filing of its claims, Internet Brands instructed its share transfer agent to deliver to Internet Brands a certificate representing the shares of Internet Brands’ common stock issued to Autoweb pursuant to the Co-Marketing Agreement (“Internet Brands Stock”) that were held by the share transfer agent in connection with Internet Brands’ initial public offering and which remain in the name of Autoweb as stockholder of record, as confirmed by the share transfer agent. Internet Brands alleges that pursuant to the Co-Marketing Agreement, the Company granted to Internet Brands an implied license to employ the technology which is the subject of the Autobytel ‘517 Patent and that the Company’s filing of the complaint against Internet Brands in the Autobytel Patent Litigation repudiated the Co-Marketing Agreement. Internet Brands seeks unspecified compensatory and punitive damages, a declaration that Internet Brands was granted an implied license to employ the technology which is the subject of the Autobytel ‘517 Patent, and an order that Internet Brands is not obligated to return the Internet Brands stock to Autoweb. The Company is vigorously defending the lawsuit and has filed a cross-complaint against Internet Brands asserting causes of action for, among other things, conversion of the Internet Brands Stock and seeking damages and return of the Internet Brands Stock. The Company cannot currently predict the outcome of this matter, which, depending on the outcome, may have a material impact on its results of operations, financial condition or cash flows.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (IRC or Code) (the 401(k) Plan.) The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 50% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. During 2008, 2007 and 2006, the Company contributed $0.4 million, $0.5 million, and $0.6 million, respectively.

8.	Stock-Based Incentive Plans

The Company has established several Plans that provide for stock-based awards (the “Awards”) primarily in the form of stock options and restricted stock awards (RSA’s). Certain of these Plans provide for awards to employees, the Company’s Board of Directors, and independent consultants. The Awards were granted under the 1996 Stock Incentive Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan, the 1999 Employee and Acquisition related Stock Option Plan, the 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan, the 2004 Restricted Stock and Option Plan, and the 2006 Inducement Stock Option Plan. An aggregate of 2.7 million shares of Company common stock are reserved for future issuance under the Plans at December 31, 2008.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Share-based compensation expense:
Cost of revenues	$177	$157	$215
Sales and marketing	756	970	1,116
Technology support	601	785	1,018
General and administrative	1,566	2,669	2,762

Share-based compensation expense included in continuing operations	3,100	4,581	5,111
Share-based compensation expense included in discontinued operations	8	172	286

Total share-based compensation expense	3,108	4,753	5,397
Amount capitalized to internal use software	—	10	5

Total share-based compensation costs	$3,108	$4,763	$5,402

Certain Awards accelerated their vesting in accordance with their respective original award agreements. The total expense related to these accelerated vested Awards was approximately $0.7 million for the year ended December 31, 2008.

As of December 31, 2008, there was approximately $2 million of unrecognized compensation expense related to unvested stock-based Award grants. This expense is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The expected risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. The Company has used historical volatility because it has a limited number of options traded on its common stock to support the use of an implied volatility or a combination of both historical and implied volatility. Expected life is calculated using a lattice expected term model, which utilizes historical data to calculate future behavior. A dividend yield is not considered in the option-pricing

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The estimated forfeiture rate used is based on historical experience and is adjusted based on actual experience.

The Company grants its options at exercise prices that are not less than the fair market value of the Company’s common stock on the date of grant. Stock options generally have a ten year maximum contractual term and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months, thereafter. The vesting of certain stock options are accelerated under certain conditions, including upon a change in control of the Company or involuntary termination of employment.

Awards granted under the Company’s stock option plans were estimated to have a weighted average grant date fair value per share of $0.62, $1.97, and $2.26, for the years ended December 31, 2008, 2007 and 2006, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected volatility	62%	63%	79%
Expected risk-free interest rate	2.9%	4.6%	4.8%
Expected life (years)	4.1	4.4	5.0

A summary of the Company’s outstanding stock options as of December 31, 2008, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2007	8,986,636	$4.82
Granted	2,099,167	1.55
Exercised	(320,000)	1.60
Forfeited or expired	(3,895,925)	4.92

Outstanding at December 31, 2008	6,869,878	$3.88	4.15	$—

Vested and expected to vest at December 31, 2008	6,314,051	$4.06	3.94	$—

Exercisable at December 31, 2008	4,599,263	$4.97	2.97	$—

In 2007, the Company provided certain executives with 216,667 options whose vesting was contingent upon meeting certain performance criteria (“Performance Options”). In March 2008, the performance criteria were met and the 216,667 Performance Options vested. In 2008, 216,667 Performance Options were provided to certain executives, with a performance period that concludes in March 2009. Of the 216,667 Performance Options provided in 2008, 200,000 were forfeited due to termination. Compensation cost recorded during 2008 was less than $0.1 million and approximately $0.3 million during 2007.

The total intrinsic value of options exercised during 2008, 2007 and 2006, was $43,000, $1.6 million, and $0.4 million, respectively.

Restricted Stock (“RSA’s”)

During 2008, the Company granted an aggregate of 1,020,000 RSA’s that are subject to forfeiture. The forfeiture restrictions lapse as to one-third of the restricted stock awards on the first anniversary of the grant date and ratably over twenty-four months thereafter. The lapsing of the forfeiture restrictions is accelerated under certain conditions, including upon a change of control of the Company or involuntary termination. Compensation expense for restricted stock awards is measured on the grant date using the quoted market price of the Company’s common stock on the grant date.

A summary of the changes in the Company’s RSA’s during the year ended December 31, 2008 is presented below. The 2008 vested awards were related to awards whose vesting was accelerated in accordance with the original award agreements:

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of RSA’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008
Granted	1,020,000	$1.06
Vested	(300,000)	1.06
Forfeited	—

Outstanding at December 31, 2008	720,000	$1.06

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was adopted in 1996 amended in 2003 and 2007, and terminates in 2017. The ESPP permits eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock on the first or last day of each six month purchase period. The ESPP authorized the purchase of up to 650,000 shares of common stock under the ESPP. The ESPP was suspended by the Company’s Board of Directors during 2008.

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

In January 2009, the stockholder rights plan was amended to allow Coghill Capital Management LLC and certain of its affiliates (collectively “Coghill”) to hold up to 8,118,410 shares without becoming an acquiring person under the stockholders rights, subject to various conditions set forth in the amendment, including Coghill’s execution of and compliance with a standstill agreement.

9.	Accrued Liability Related to Work Force Reduction

The Company’s Board of Directors, at the recommendation of management, approved a reduction in the number of its employee workforce by approximately 116 employees (the “Reductions”) during 2008. The Reductions reinforced management’s commitment to improve cash flow and reduce further losses. The Company also terminated the employment of its former Chief Executive Officer in 2008. As a result of the Reductions and termination of the former Chief Executive Officer, the Company recorded a $6.9 million charge, consisting of severance and other related termination expenses, during the year ended December 31, 2008 as follows:

Year Ended December 31, 2008
(in millions)
Cost of revenues	$0.3
Sales and marketing	1.4
Technology support	2.5
General and administrative	2.7

Total	$6.9

The Company paid approximately $3.6 million of the severance and other related termination costs during the year ended December 31, 2008. As of December 31, 2008 the remaining accrued liability related to the Reductions was approximately $2.6 million. The Company expects a majority of the accrued liability to be paid in the first quarter of 2009. Also, see Note 13, Subsequent Events, regarding the termination of the employment of the Company’s former Chief Financial Officer.

Pursuant to the former Chief Executive Officer’s employment agreement, he received a severance payment of $1.7 million in December 2008, and is entitled to the continuation of certain insurance benefits for a period of 24 months following his termination.

10.	Income Taxes

The benefit for income taxes from continuing operations consists of the following for the years ended December 31:

	2008	2007	2006
	(in thousands)
Current:
Federal	$—	$—	$107
State	—	—	—

	—	—	107
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total income tax benefit	$—	$—	$107

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2008, 2007 and 2006, is as follows:

	2008	2007	2006
Tax provision at U.S. federal statutory rates	(35.0)%	(35.0)%	(35.0)%
State taxes	0.1	0.1	0.1
Non-deductible permanent items	0.1	0.4	0.3
Incentive stock options	0.1	2.4	1.1
Goodwill	28.2	6.0	—
Change in federal valuation allowance	6.5	26.1	33.2

	0.0%	0.0%	(0.3)%

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$524	$255
Accrued liabilities	273	401
Net operating loss carry-forwards	34,315	33,319
Fixed assets	732	830
Intangible assets	4,489	2,864
Share-based compensation expense	4,327	3,188
Deferred revenue	774	—
Other	88	115

Total gross deferred tax assets	45,522	40,972
Deferred tax liabilities:
Intangible assets	(17)	(74)
Other	(232)	(281)
Federal benefit of state taxes	(1,633)	(1,434)

Total gross deferred tax liabilities	(1,882)	(1,789)
Valuation allowance	(43,640)	(39,183)

Net deferred income taxes	$—	$—

At December 31, 2008, the Company had recorded a valuation allowance of $43.6 million on its net deferred tax assets. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized.

At December 31, 2008, and 2007, the Company had federal and state net operating loss carry-forwards of approximately $91.0 million and $52.2 million, respectively. The federal net operating loss carry-forwards expire through 2028 as follows (in millions):

Amount
2021	$30.3
2022	2.7
2023	—
2024	4.1
2025	7.2
2026	25.9
2027	15.5
2028	5.3

$91.0

The state net operating loss carry-forwards expire through 2029 as follows (in millions):

Amount
2015	$17.4
2016	3.4
2017	5.4
2018	20.8
2019	3.2
2029	2.0

$52.2

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A portion of these net operating losses are subject to an annual limitation of approximately $0.5 million per year. The federal and state net operating losses begin to expire in 2021 and 2015, respectively. Approximately $10.8 million and $5.0 million, respectively, of the federal and state net operating loss carry-forwards were incurred by subsidiaries prior to the date of the Company’s acquisition of such subsidiaries. The Company established a valuation allowance of $4.1 million at the date of acquisitions related to these subsidiaries. The tax benefits associated with the realization of such net operating losses will be credited to the provision for income taxes. In addition, the federal and state net operating losses of approximately $13.5 million and $8.5 million, respectively, relate to stock option deductions. Therefore, to the extent that the valuation allowance is reduced in the future and such options are realized in accordance with SFAS No. 123(R), approximately $4.7 million and $0.5 million, respectively, will be credited to stockholder’s equity rather than to income tax benefit.

At December 31, 2008, deferred tax assets exclude approximately $0.6 million and $0.1 million of tax-effected federal and state net operating losses pertaining to tax deductions from stock-based compensation. Upon future realization of these benefits, the Company expects to increase additional paid-in capital and reduce income taxes payable. For purposes of SFAS No. 123(R), the benefit of excess stock option deductions is not recorded until such time that the deductions reduce income taxes payable. For purposes of determining when the stock options reduce income taxes payable, the Company has adopted the “with and without” approach under SFAS No. 123(R) whereby the Company considers net operating losses arising from continuing operations prior to net operating losses attributable to excess stock option deductions.

At December 31, 2007, the Company had federal and state tax credit carry-forwards of $0.3 million and $0.2 million, respectively, which begin to expire in 2021.

Upon adoption of FIN 48, the Company analyzed its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. At the adoption date of January 1, 2007, the Company had $0.5 million of unrecognized tax benefits. Of the total unrecognized tax benefits at the adoption date, the entire amount of $0.5 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $0.5 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact the Company’s effective tax rate. The following table shows the reconciliation of the total amounts of unrecognized tax benefits for 2007 (in thousands):

Unrecognized tax benefit – opening balance	$500
Gross increases or decreases – current period	—
Settlements	—
Lapse of statue of limitations	—

Unrecognized tax benefit	$500

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2004. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48 and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption and December 31, 2008, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized in the year ended December 31, 2008.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Related Party Transactions

The Spouse of the Company’s Executive Vice President, and Chief Operating Officer, was employed by the Company from February 2005 to July 2008. Her base annual salary for the most recent fiscal year was $152,000 and she was eligible for a bonus of up to 20% of her base salary. Her salary and bonus payments for 2008 and 2007 were $119,000 and $163,500, respectively.

During the fourth quarter of 2007, the Company entered into a transaction with The Search Agency, a provider of search engine marketing and search engine optimization services. Jeffrey M. Stibel, a director of the Company, is an equity owner of The Search Agency. The Company incurred costs of approximately $500,000 and $100,000 for services provided by The Search Agency for the year ended December 31, 2008 and 2007, respectively. The accounts payable related to the Search Agency in the Company’s Consolidated Balance Sheet as of December 31, 2008 and 2007 were $23,000 and approximately $100,000, respectively. All such services were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

12.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	Dec 31, 2008 (a)	Sep 30, 2008	Jun 30, 2008 (b)	Mar 31, 2008 (c)	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007 (d)	Mar 31, 2007 (e)
	(in thousands, except per-share amounts)
Revenues	$14,206	$17,270	$18,986	$20,697	$18,886	$21,911	$21,642	$21,946
Gross Profit (loss)	(32)	6,163	6,772	6,872	5,809	6,977	8,880	10,271
(Loss) income from continuing operations	(15,058)	(5,811)	(57,354)	(6,086)	(6,333)	(8,501)	(6,873)	3,935
Net (loss) income	$(15,054)	$(5,627)	$(57,285)	$(1,950)	$(4,382)	$(6,588)	$(2,035)	$7,650
Basic and diluted earnings/(loss) per share from continuing operations:	$(0.34)	$(0.13)	$(1.30)	$(0.14)	$(0.14)	$(0.18)	$(0.16)	$0.09

(a)	Loss from continuing operations and net loss includes non-cash impairment charges of $5.5 million, and gross loss includes a non-cash impairment charge of $4.3. million
(b)	Loss from continuing operations and net loss includes a non-cash goodwill impairment charge of $52.1 million
(c)	Net loss includes a $4.2 million gain related to the sale of certain assets and liabilities of AVV, Inc. a data extraction and customer relationship management software business and a $2.7 million litigation settlement payment
(d)	Net loss includes a $3.6 million gain on the sale of RPM
(e)	Net income includes a $2.8 million gain on the sale of AIC and a $12 million litigation settlement payment

13.	Subsequent Event

On January 30, 2009 the Company elected to terminate the employment of its former Chief Financial Officer effective February 28, 2009. Pursuant to the former Chief Financial Officer’s employment agreement he received a severance payment of $480,000, and is entitled to the continuation of certain insurance benefits for a period of 12 months following his termination. In addition, if a change in control of the Company (as defined in the foregoing employment agreement) occurs at any time during the six months following his termination date, the former Chief Financial Officer will be entitled to an additional payment of $480,000.

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Allowance for bad debts:
Beginning balance	$329	$529	$691
Additions	1,443	300	391
Write-offs	(806)	(500)	(553)

Ending balance	$966	$329	$529

Allowance for customer credits:
Beginning balance	$205	$269	$433
Additions	1,295	1,202	1,645
Write-offs	(1,189)	(1,266)	(1,809)

Ending balance	$311	$205	$269

Tax valuation allowance:
Beginning balance	$39,183	$39,180	$28,521
(Credited) Charged to tax expense	4,802	416	12,607
Charged (credited) to other	(345)	(413)	(1,948)

Ending balance	$43,640	$39,183	$39,180

EXHIBIT INDEX

Number	Description

2.1	Asset Purchase Agreement, dated as of January 23, 2008, between the Company, AVV, Inc. and Dominion Enterprises is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2008

3.1*	Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly autobytel.com inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, and Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004.

3.2*	Amended and Restated Bylaws of Autobytel, as amended by Amendment No. 1 adopted August 14, 2001, Amendment No. 2 adopted April 23, 2002, Amendment No. 3 adopted March 13, 2006, Amendment No. 4 adopted December 5, 2007, Amendment No. 5 adopted December 8, 2008, and Amendment No. 6 adopted December 19, 2008

4.1	Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the September 2001 10-Q

4.2	Rights Agreement, dated as of July 30, 2004, between Autobytel and U.S. Stock Transfer Corporation is incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 2, 2004 (the “August 2004 8-K”), as amended by Amendment No.1 to Rights Agreement between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation, dated January 13, 2009, which is incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on January 15, 2009

4.3	Form of Rights Certificate (included as Exhibit to Exhibit 4.3) incorporated herein by reference to Exhibit 99.3 of the August 2004 8-K

10.1	Form of Indemnification Agreement between Autobytel and its directors and officers is incorporated herein by reference to Exhibit 10.1 of Amendment No. 2 (filed on March 5, 1999) to Autobytel’s Registration Statement on Form S-1 (File No. 333-70621) originally filed with the Securities and Exchange Commission (“SEC”) on January 15, 1999 and declared effective (as amended) on March 25, 1999 (“S-1 Registration Statement”)

10.2**	Form of Outside Director Stock Option Agreement under the 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2005 (the “September 2005 8-K”)

10.3**	Form of Letter Agreement (amending certain stock option agreements with Outside Directors) is incorporated herein by reference to Exhibit 10.2 of the September 2005 8-K

10.4**	1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to the S-1 Registration Statement filed with the SEC on February 9, 1999 (the “S-1 Amendment”)

10.5**	autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit 10.8 of the S-1 Amendment

Number	Description

10.6**	autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.30 of the S-1 Amendment

10.7**	autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Registration Statement filed on Form S-8 (File No. 333-90045) filed with the SEC on November 1, 1999

10.8**	Amendment No. 1 to the autobytel.com inc. 1998 Stock Option Plan dated September 22, 1999 is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the Quarter Ended September 30, 1999 filed with the SEC on November 12, 1999

10.9**	Amendment No. 1 to the autobytel.com inc. 1999 Stock Option Plan, dated September 22, 1999 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the Quarter Ended September 30, 1999 filed with the SEC on November 12, 1999

10.10**

Employment Agreement, dated April 27, 2005, between Autobytel and Richard Post is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 3, 2005 (the “May 2005

8-K”)

10.11**	Employment Agreement, dated April 27, 2005, between Autobytel and Jeffrey Schwartz is incorporated herein by reference to Exhibit 10.2 of the May 2005 8-K

10.12**	1996 Stock Option Plan and related agreements are incorporated herein by reference to Exhibit 10.5 of the S-1 Amendment

10.13**	1996 Stock Incentive Plan and related agreements are incorporated herein by reference to Exhibit 10.6 of the S-1 Amendment

10.14**	autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-39396) with the SEC on June 15, 2000

10.15**	Employment Agreement, dated April 27, 2005, between Autobytel and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the May 2005 8-K

10.16**	autobytel.com inc. 2001 Restricted Stock Plan is incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-8 (File No. 333-67692) with the SEC on August 16, 2001 (the “August 2001 S-8”)

10.17**	Autoweb 1997 Stock Option Plan is incorporated herein by reference to Exhibit 4.4 of the August 2001 S-8

10.18**	Autoweb 1999 Equity Incentive Plan, as amended, is incorporated herein by reference to Exhibit 4.5 of the August 2001 S-8

10.19**	Autoweb 1999 Directors Stock Option Plan is incorporated herein by reference to Exhibit 4.6 of the August 2001 S-8

10.20**	Amendment No. 1 to the Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(2) of Schedule TO filed with the SEC on December 14, 2001 (the “Schedule TO”)

Number	Description

10.21**	Amendment No. 2 to the autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(5) of the Schedule TO

10.22**	Amendment No. 2 to the autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) of the Schedule TO

10.23**	Amendment No. 1 to the autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(10) of the Schedule TO

10.24**	Amendment No. 1 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(12) of the Schedule TO

10.25**	Amendment No. 2 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the Year Ended December 31, 2000 filed with the SEC on March 29, 2001

10.26**	Form of Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(13) of the Schedule TO

10.27**	Form of Stock Option Agreement pursuant to autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(14) of the Schedule TO

10.28**	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(15) of the Schedule TO

10.29**	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(16) of the Schedule TO

10.30**	Form of Stock Option Agreement pursuant to autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(17) of the Schedule TO

10.31**	Form of Performance Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(18) of the Schedule TO

10.32**	Form of Non-employee Directors Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(19) of the Schedule TO

10.33**	Employment Agreement, dated May 30, 2005, between Autobytel and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 2, 2005

10.34**	Employment Agreement, dated July 19, 2005, between Autobytel and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 22, 2005

10.35**	Letter Agreement, dated September 21, 2005, between Autobytel and Jill Richling is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2005

Number	Description

10.36**	2003 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement filed on Form S-8 (File No. 333-107525) with the SEC on July 31, 2003

10.37**	Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.7 of Post-Effective Amendment to Registration Statement filed on Form S-8 (File No. 333-67692) with the SEC on July 31, 2003

10.38**	Form of Outside Director Stock Option Agreement under the Autobytel 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 3, 2004 (the “November 2004 8-K”)

10.39**	Form of Outside Director Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.2 of the November 2004 8-K

10.40**	Autobytel Inc. 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement filed on Form S-8 (File No. 333-116930) with the SEC on June 28, 2004 (the “2004 S-8”)

10.41**	Form of Employee Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.9 of the 2004 S-8

10.42**	Stock Option Agreement, dated September 21, 2004, between Autobytel and Ariel Amir is incorporated herein by reference to Exhibit 10.61 of the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (the “2004 10-K”)

10.43**	Stock Option Agreement, dated September 21, 2004, between Autobytel and Richard Walker is incorporated herein by reference to Exhibit 10.62 of the 2004 10-K

10.44**	Letter agreement, dated March 9, 2004 between Autobytel and Michael F. Schmidt is incorporated herein by reference to Exhibit 10.64 of the 2004 10-K

10.45**	Form of Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.65 of the 2004 10-K

10.46**	Employment Agreement dated March 1, 2006 between Autobytel Inc. and James E. Riesenbach is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006 , as amended by Amendment No.1 to Employment Agreement dated December 10, 2008, which is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 15, 2008

10.47**	First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Post is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006

10.48**	First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006

10.49**	Extension Letter dated February 27, 2006 from Autobytel Inc. to Richard A. Post is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2006

10.50**	First Amendment to Employment Agreement dated as of April 26, 2006 between Autobytel Inc. and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006

Number	Description

10.51**	2006 Inducement Stock Option Plan is incorporated herein by reference to Exhibit 4.9 of the Registration Statement on Form S-8 (File No. 333-135076) filed with the Securities and Exchange Commission on June 16, 2006 (the “2006 S-8”)

10.52**	Form of Employee Inducement Stock Option Agreement is incorporated herein by reference to Exhibit 4.10 of the 2006 S-8

10.53**	Inducement Stock Option Agreement dated March 20, 2006 between James E. Riesenbach and Autobytel is incorporated herein by reference to Exhibit 4.11 of the 2006 S-8

10.54†	Settlement Agreement entered into as of December 19, 2006 among Autobytel Inc., The Cobalt Group, Inc., Dealix Corporation and for limited purposes WP Equity Partners, Inc. is incorporated herein by reference to Exhibit 10.76 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the SEC on March 17, 2007 (the “2006 10-K”)

10.55 **	Employment Agreement, made as of June 5, 2000, between Autobytel Inc. and Russell Bartlett. is incorporated herein by reference to Exhibit 10.77 of the 2006 10-K

10.56**	Letter agreement, dated November 10, 2005, between Autobytel Inc. and Russell Bartlett is incorporated herein by reference to Exhibit 10.78 of the 2006 10-K

10.57**	Employment Agreement, made as of February 8, 2002, between Autobytel Inc. and Mark Garms is incorporated herein by reference to Exhibit 10.79 of the 2006 10-K

10.58**	Letter agreement, dated July 12, 2004, between Autobytel Inc. and Mark Garms is incorporated herein by reference to Exhibit 10.80 of the 2006 10-K

10.59**	Employment Agreement, dated as of January 30, 2007 between the Company and Mr. Houdeshell is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2007, as amended by Amendment No.1 to Employment Agreement dated December 20, 2008, which is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on February 4, 2009

10.60**	Inducement Stock Option Agreement, dated January 30, 2007 between the Company and Mr. Houdeshell is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2007

10.61**	Second Amendment to Employment Agreement, dated as of March 16, 2007 between the Company and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2007

10.62**	Stock Purchase Agreement, dated as of June 29, 2007, between the Company, Retention Performance Marketing, Inc. and Call Command, Inc. is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 5, 2007

10.63**	2007 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the Quarter Ended June 30, 2007 filed with the SEC on August 9, 2007

10.64**	First Amendment to Employment Agreement, dated as of July 19, 2007, between the Company and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 20, 2007

Number	Description

10.65**	Letter agreement, dated July 30, 2007, between the Company and Russell Bartlett is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007

10.66**	Letter Agreement, dated October 30, 2007, between the Company and Jill Richling is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 5, 2007

10.67**	Letter Agreement dated October 4, 2007 between the Company and Curtis DeWalt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 15, 2007

10.68**	Letter Agreement dated October 30, 2007 between the Company and Curtis DeWalt is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 15, 2007

10.69**	Letter Agreement dated June 19, 2006 between the Company and Jonathan Rosen is incorporated herein by reference to Exhibit 10.70 of the Annual Report on Form 10-K filed with the SEC on March 17, 2008

10.70**	Letter Agreement dated August 9, 2006 between the Company and Jonathan Rosen is incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K filed with the SEC on March 17, 2008

10.71**	Letter Agreement dated July 19, 2007 between the Company and Jonathan Rosen is incorporated herein by reference to Exhibit 10.72 of the Annual Report on Form 10-K filed with the SEC on March 17, 2008

10.72**	Letter Agreement between the Company and Mark Canon is incorporated herein by reference to Exhibit 10.73 of the Annual Report on Form 10-K filed with the SEC on March 17, 2008 is incorporated herein by reference to Exhibit 10.73 of the Annual Report on Form 10-K filed with the SEC on March 17, 2008

10.73**	Letter Agreement dated June 21, 2006 between the Company and Mark Canon is incorporated herein by reference to Exhibit 10.74 of the Annual Report on Form 10-K filed with the SEC on March 17, 2008

10.74**	Employment Agreement dated December 11, 2008 between Autobytel Inc. and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008

10.75* **	Employment Agreement dated February 8, 2002 between Company and Mark A. Garms, as amended by Memorandum dated as of December 8, 2008 and Memorandum dated as of March 1, 2009

10.76**	Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Mark A. Garms is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on October 3, 2008

10.77* **	Letter Agreement dated October 10, 2006 between Company and Glenn E. Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009

10.78**	Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Glenn E. Fuller is incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on October 3, 2008

10.79* **	Letter Agreement dated October 4, 2007 between Company and Curtis E. DeWalt, as amended by Memorandum dated as of December 8, 2008 and Memorandum dated March 1, 2009

10.80**	Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Curtis E. DeWalt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009

Number	Description

10.81* **	Letter Agreement dated August 6, 2004 between Company and Wes Ozima, as amended by Memorandum dated March 1, 2009

10.82* **	Amended and Restated Severance Agreement dated as of November 15, 2008 between Company and Wesley Ozima

10.83**	Form of Restricted Stock Award under the Amended and Restated 2001 Restricted Stock and Option Plan and the 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2008

10.84**	Form of Option Agreement under the 1998 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan and the 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on October 3, 2008

21.1*	Subsidiaries of Autobytel

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Registered Public Accounting Firm, McGladry & Pullen

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated March 13, 2009

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated March 13, 2009

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated March 13, 2009

*	Filed herewith.

**	Management Contract or Compensatory Plan or Arrangement

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.