Form 10-Q
period 2009-03-31
AUTOBYTEL  INC
filed 2009-04-24
CIK 1023364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 0-22239

Autobytel Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0711569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

18872 MacArthur Boulevard, Suite 200, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(949) 225-4500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in
Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of April 15, 2009, there were 45,219,679 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Condensed Financial Statements

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per-share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$25,772	$27,393
Accounts receivable, net of allowances for bad debts and customer credits of $1,353 and $1,277, respectively	8,616	10,047
Prepaid expenses and other current assets	1,206	1,378

Total current assets	35,594	38,818
Property and equipment, net	2,005	2,421
Investment and other assets	716	763

Total assets	$38,315	$42,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,753	$3,579
Accrued expenses and other current liabilities	3,020	6,432
Deferred revenues	1,485	1,835

Total current liabilities	8,258	11,846
Non-current liabilities	166	181

Total liabilities	8,424	12,027
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 45,219,679 shares issued and outstanding	45	45
Additional paid-in capital	300,988	300,720
Unrealized gain from investment	573	568
Accumulated deficit	(271,715)	(271,358)

Total stockholders’ equity	29,891	29,975

Total liabilities and stockholders’ equity	$38,315	$42,002

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2009	2008
Net revenues:
Lead fees	$12,152	$18,161
Advertising	1,687	2,499
Other revenues	31	37

Total net revenues	13,870	20,697
Cost of revenues (excludes depreciation of $37 in 2009 and $73 in 2008)	8,887	13,825

Gross profit	4,983	6,872

Operating expenses:
Sales and marketing	2,640	5,195
Technology support	1,461	4,593
General and administrative	4,053	6,349
Patent litigation settlement	(2,667)	(2,667)

Total operating expenses	5,487	13,470

Operating loss	(504)	(6,598)
Interest and other income	147	512
Provision for income taxes	—	—

Loss from continuing operations	(357)	(6,086)
Discontinued operations, net	—	4,136

Net loss	$(357)	$(1,950)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.14)
Discontinued operations, net	—	0.09

Basic and diluted loss per common share	$(0.01)	$(0.05)

Comprehensive loss:
Net loss	$(357)	$(1,950)
Unrealized gain from investment	5	33

Comprehensive loss	$(352)	$(1,917)

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(357)	$(1,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	495	1,183
Amortization of discounts on securities	—	(105)
Provision for bad debts	384	352
Provision for customer credits	247	157
Gain on sale of AVV business	—	(4,204)
Share-based compensation	268	910
Changes in assets and liabilities, net of discontinued operations:
Accounts receivable	800	(1,662)
Prepaid expenses and other current assets	172	145
Investment and other non-current assets	11	44
Accounts payable	174	903
Accrued expenses and other liabilities	(3,412)	(1,378)
Deferred revenues	(350)	(33)
Non-current liabilities	(15)	21

Net cash used in operating activities	(1,583)	(5,617)

Cash flows from investing activities:
Maturities of short-term investments	—	(13,903)
Purchases of property and equipment	(38)	(508)
Proceeds from sale of AVV business	—	21,396

Net cash (used in) provided by investing activities	(38)	6,985

Cash flows from financing activities:
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	—	89

Net cash provided by financing activities	—	89

Net (decrease) increase in cash and cash equivalents	(1,621)	1,457
Cash and cash equivalents, beginning of period	27,393	27,601

Cash and cash equivalents, end of period	$25,772	$29,058

See accompanying notes.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations of Autobytel

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive dealers and manufacturers sell cars. By connecting consumers to automotive dealers and manufacturers through internet lead referral programs and on-line advertising, the Company provides automotive dealers and manufacturers with opportunities to efficiently market their vehicles to potential customers. The Company purchases from third parties and generates from its own websites consumer internet requests for pricing and availability on new and used cars as well as for vehicle financing (“Leads”). The Company sells the Leads primarily to its automotive dealer and manufacturer customers. Leads are purchased from a network of supplier websites, such as Edmunds, AOL, Kelley Blue Book, and Yahoo, (“Network Websites”). These Network Websites provide substantially all of the Company’s Leads. Additionally, the Company owns and operates consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com® , Car.comsm, CarSmart.com®, CarTV.com®, and MyRide.com® that provide consumers with information and tools to aid them with their automotive purchase decisions. The Company’s owned websites provide a small percentage of its Leads and a significant portion of its page views for the advertising component of its advertising business. In addition to its websites, the Company provides advertising opportunities for automotive manufacturers and other automotive advertisers through its marketing network, which includes its AutoReach advertising network (“Ad Network”) and co-branded websites, such as ESPN.com.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

The Company experienced negative cash flow in the first three months of 2009 and throughout 2008, and at March 31, 2009, had an accumulated deficit of $272 million. The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular, however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. Basis of Presentation, Unaudited Interim Financial Statements

The unaudited consolidated condensed financial statements of Autobytel, presented herein are presented on the same basis and can be compared to the unaudited consolidated financial statements reported in the Company’s prior quarterly information in the Company’s 2008 Annual Report on Form 10-K, filed with the SEC. The accompanying consolidated condensed balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements included in Autobytel’s Annual Report on Form 10-K for the year ended December 31, 2008.

Autobytel has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Autobytel’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of Autobytel’s management, the accompanying unaudited interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present Autobytel’s consolidated condensed financial position as of March 31, 2009 and the consolidated condensed statements of operations and cash flows for the three months ended March 31, 2009 and 2008, as applicable. The statement of operations and cash flows for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

The Company sold certain assets and liabilities of its AVV Inc. (“AVV”) business on January 23, 2008 (See Note 7). Accordingly, AVV is presented in the unaudited consolidated condensed financial statements as discontinued operations. As discontinued operations, revenues and expenses are presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Condensed Statements of Operations and Comprehensive Loss. Expenses included in discontinued operations are direct costs that will be eliminated from future operations.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Certain reclassifications have been made to prior period information to conform to the current period presentations.

3. Recent Accounting Pronouncements

SFAS 157: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value and expands disclosures of fair value measurements. SFAS 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which defers the effective date of SFAS 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. The adoption of the non-deferred portion of SFAS 157 on January 1, 2008 and the adoption of the deferred portion of SFAS 157 on January 1, 2009 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

SFAS 161: In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS 161 provides new disclosure requirements for derivative and hedging activities, and is effective for periods beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009 and it did not have a material effect on its consolidated financial statements.

SFAS 160: In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB 51.” This standard provides new accounting guidance and disclosure requirements for non-controlling interests in a subsidiary. Since the Company does not have non-controlling interests in its subsidiaries, the adoption of SFAS 161 on January 1, 2009 did not have any effect on its consolidated financial statements.

SFAS 141(R): In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations occurring after December 31, 2008. The nature and magnitude of the specific effect the adoption of SFAS 141R will have on the Company’s consolidated financial statements will depend on the nature, terms, size of acquisitions, if any, it may consummate subsequent to the effective date of January 1, 2009.

4. Computation of Basic and Diluted Net Loss Per Share

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

The following are the share amounts utilized to compute the basic and diluted net loss per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Basic and diluted shares:
Weighted average common shares outstanding	45,219,679	43,817,163
Weighted average unvested restricted stock outstanding	(720,000)	—

Basic and dilutive shares	44,499,679	43,817,163

For the three months ended March 31, 2009 and 2008, 7.0 million and 8.1 million, respectively, anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

5. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Consolidated Condensed Statement of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cost of revenues	$6	$29
Sales and marketing	84	194
Technology support	22	142
General and administrative (a)	156	537

Share-based compensation expense included in continuing operations	268	902
Share-based compensation expense included in discontinued operations	—	8

Total share-based compensation costs	$268	$910

(a)	Approximately $46,000 of accelerated stock compensation expense is included in the three months ended March 31, 2009 amount. This award accelerated vesting in accordance with the original award agreement.

Stock Options

During the three months ended March 31, 2009, the Company granted 200,000 service-based stock options at a weighted average exercise price of $0.48 per share, with a weighted average grant date fair value of $0.25, and for the three months ended March 31, 2008, granted 72,500 service-based stock options, with a weighted average grant date fair value of $1.19. These options vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.

During the three months ended March 31, 2008 the Company granted 216,667 performance based stock options at a weighted average exercise price of $4.60 per share, with a weighted average fair value of $0.81. These awards vest based on attaining certain performance criteria as of March 2009. These awards did not vest as the employees who were granted these awards terminated employment with the Company prior to March 2009.

During the three months ended March 31, 2009, the Company granted 1,072,500 stock options at an exercise price of $0.35 to substantially all employees with a fair market value per option granted of $0.19. One third of these options cliff vest on the first anniversary following the grant date and the remaining two thirds vest ratably over twenty four months thereafter. In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercisable. One third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercisable. The final one third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercisable. Certain of these options will accelerate upon a change in control.

There were no stock option exercises during the three months ended March 31, 2009. The Company issued 62,043 shares of common stock upon exercise of stock options for the three months ended March 31, 2008. The grant date fair value of all options granted in the three months ended March 31, 2009 and 2008 were $0.20 and $0.90, respectively. The grant date fair value of all stock options granted during these periods was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Dividend yield	—	—
Volatility	72%	61%
Risk-free interest rate	1.6%	2.7%
Expected life (years)	4.1	4.1

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was suspended by the Company’s Board of Directors during the third quarter of 2008. The Company issued 62,043 awards during the three months ended March 31, 2008 under the ESPP, with a weighted-average grant date fair value per award of $0.64.

Stockholder Rights Plan

In July 2004, the Board of Directors approved the adoption of a stockholder rights plan under which all stockholders of record as of August 10, 2004 received rights to purchase shares of Series A Junior Participating Preferred Stock. The rights were distributed as a non-taxable dividend and will expire July 30, 2014.

In January 2009, the stockholder rights plan was amended to allow Coghill Capital Management LLC and certain of its affiliates (collectively “Coghill”) to hold up to 8,118,410 shares without becoming an acquiring person under the stockholder rights plan, subject to various conditions set forth in the amendment, including Coghill’s execution of and compliance with a standstill agreement.

On April 24, 2009, the stockholder rights plan was further amended to incorporate the following material changes: (i) the purchase price is decreased to $1.40 per right; (ii) the Board of Directors may effect an exchange of the rights at an exchange ratio of one share of Autobytel common stock per right at any time after a person becomes an acquiring person; and (iii) in effecting an exchange, Autobytel may enter into a trust agreement by which it transfers to the trust created by such trust agreement, all shares of Autobytel common stock issued pursuant to the exchange. The trust would hold the shares of the Autobytel common stock for the benefit of stockholders entitled to receive them pursuant to the exchange. Stockholders would receive shares from the trust after complying with the relevant terms of the trust agreement.

The rights will be exercisable only if a person or group acquires 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. If a person or group acquires 15% or more of the common stock, all rightholders, except the acquirer, will be entitled to acquire at the then exercise price of a right that number of shares of the Company’s common stock which at the time will have a market value of two times the exercise price of the right. Under certain circumstances, all rightholders, other than the acquirer, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which at the time will have a market value of two times the exercise price of the right. The initial exercise price of a right is $1.40.

The Board of Directors may terminate the rights plan at any time or redeem the rights prior to the time a person or group acquires more than 15% of the Company’s common stock.

6. Selected Balance Sheet Accounts

Investment

Autobytel has an investment in one publicly traded company’s equity securities that it categorizes as available-for-sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments categorized as available-for-sale are measured at fair value with unrealized gains and losses included in accumulated comprehensive income as a separate component of stockholders’ equity. In accordance with SFAS 157, “Fair Value Measurements,” the Company records its investments based on “Level 1” inputs, which are quoted market prices in active markets for identical assets or liabilities. As of March 31, 2009 and December 31, 2008, the balance of the investment was $0.6 million, with $0.6 million recorded in accumulated other comprehensive income. As discussed in Note 9, the Company’s investment is subject to a legal complaint and is therefore classified as a long term asset.

Property and Equipment

Property and equipment consisted of the following at:

	March 31, 2009	December 31, 2008
	(in thousands)
Computer software and hardware	$9,120	$9,138
Furniture and equipment	1,487	1,715
Leasehold improvements	959	1,249
Capitalized internal use software	912	912

	12,478	13,014
Less – Accumulated depreciation and amortization	(10,473)	(10,593)

	$2,005	$2,421

At March 31, 2009 and December 31, 2008, capitalized internal use software, net of amortization, and development in process were $0.3 million and $0.4 million, respectively.

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

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, and in particular with the three largest U.S. automobile manufacturers (General Motors, Chrysler LLC, and Ford) (“Big Three”). During the first three months of 2009 approximately 10% of the Company’s total revenues were derived from the Big Three, and approximately 11% or $1.1 million of gross accounts receivable relate to the Big Three at March 31, 2009. The Company has not established a specific allowance for doubtful accounts related to the Big Three accounts receivable at March 31, 2009.

Accrued Expenses and Other Current Liabilities

As of March 31, 2009 and 2008, accrued expenses and other current liabilities consisted of the following:

	As of March 31,
	2009	2008
	(in thousands)
Compensation and related costs	$1,475	$2,892
Accrued severance	333	78
Professional fees	234	277
Other accrued expenses	199	778
Amounts due to customers	439	1,318
Outstanding checks	147	291
Employee benefits	53	131
State income tax payable	—	397
Other current liabilities	140	270

Total accrued expenses and other current liabilities	$3,020	$6,432

7. Discontinued Operations

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

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

For the three months ended March 31, 2009 and 2008, the results of operations of AVV are reported as discontinued operations, net of taxes, as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Total net revenues:	$—	$568
Cost of revenues	—	—

Gross profit	—	568
Sales and marketing	—	150
Technology support	—	114
General and administrative	—	53

Total operating costs	—	317

Gain on sale	—	4,204
Provision for income taxes	—	(319)

Discontinued operations, net	$—	$4,136

8. Patent Litigation Settlements

Dealix Patent Litigation Settlement. In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (the “Settlement Agreement”). The agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company the Cobalt Group, of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. The Company received the first of three installments of $2.7 in March 2008, and in March 2009, the Company received the second installment $2.7 million pursuant to the agreement. The Company records the payments as patent litigation settlement in the period payment is received, as a reduction to operating expenses. The remaining payment is guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. The Company has been unable to assess with reasonable assurance the collectability of the remaining payment under the Settlement Agreement as the Company does not have financial information to support the credit worthiness of the debtor or guarantor. The Company does not have reasonable assurance that it will receive the remaining payment on its due date or at all and therefore have not recorded any amounts receivable related to the Settlement Agreement as of March 31, 2009 or December 31, 2008.

Texas and California Patent Litigation Settlements. On November 30, 2007, the Company filed a lawsuit (“Autobytel Patent Litigation”) in the United States District Court for the Eastern District of Texas against Insweb Corporation (“Insweb”), Leadpoint, Inc. (“Leadpoint”), Internet Brands, Inc. (“Internet Brands”) and Auto Internet Marketing, Inc. (“AIM”). In the lawsuit, the Company asserted infringement of the Company’s U.S. Patent No. 6,282,517, entitled “Real Time Communication of Purchase Requests,” (“Autobytel ‘517 Patent”) against such parties, and sought damages and a permanent injunction.

On March 11, 2008, Insweb filed a lawsuit in the United States District Court for the Southern District of California against the Company, one of the Company’s subsidiaries and Dominion Enterprises (“Dominion”), the purchaser of the AVV business (“Insweb Patent Litigation”). In the lawsuit, Insweb asserted infringement of Insweb’s U.S. Patent No. 6,898,597, entitled “Event Log” (“Insweb ‘597 Patent”) by marketing and selling the WebControl product of the AVV business and is seeking damages and a permanent injunction. On July 3, 2008, the complaint in the Insweb Patent Litigation was amended to add Leadpoint, Internet Brands and AIM as additional plaintiffs and co-owners of the Insweb ‘597 Patent and to add Retention Performance Marketing, Inc. (“RPM”) and OneCommand, Inc. (“OneCommand”), the purchaser of the RPM business, as additional defendants. In addition to the asserted infringement with respect to the WebControl Product, the amended complaint asserted infringement of the Insweb ‘597 Patent by marketing and selling the RPM technology. Dominion asserted an indemnity claim under the AVV business purchase agreement and in connection therewith

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

had notified the escrow holder of a claim against the $1.9 million amount escrowed under the AVV business purchase agreement with respect to such indemnification claim. The Company was obligated to indemnify Dominion for this claim subject to and in accordance with the terms of the purchase agreement. RPM and OneCommand also asserted an indemnity claim under the purchase agreement relating to the sale of the RPM business. The Company was obligated to indemnify RPM and OneCommand for this claim subject to and in accordance with the terms of the purchase agreement.

On May 14, 2008, Internet Brands filed a Complaint in Interpleader and a Demand for Arbitration/Mediation (“Internet Brands Arbitration”) asserting claims for breach of contract, misrepresentation, fraud, breach of implied covenants of good faith and fair dealing, breach of fiduciary duties and declaratory relief, and other causes of action relating to a strategic co-marketing agreement (“Co-Marketing Agreement”) between Internet Brands and the Company’s subsidiary, Autoweb Inc. (“Autoweb”), entered into prior to the Company’s acquisition of Autoweb in August 2001. The Company was informed that prior to the filing of its claims, Internet Brands instructed its share transfer agent to deliver to Internet Brands a certificate representing the shares of Internet Brands’ common stock issued to Autoweb pursuant to the Co-Marketing Agreement (“Internet Brands Stock”) that were held by the share transfer agent in connection with Internet Brands’ initial public offering and which remained in the name of Autoweb as stockholder of record, as confirmed by the share transfer agent. Internet Brands alleged that pursuant to the Co-Marketing Agreement, the Company granted to Internet Brands an implied license to employ the technology which is the subject of the Autobytel ‘517 Patent and that the Company’s filing of the complaint against Internet Brands in the Autobytel Patent Litigation repudiated the Co-Marketing Agreement. Internet Brands sought unspecified compensatory and punitive damages, a declaration that Internet Brands was granted an implied license to employ the technology which is the subject of the Autobytel ‘517 Patent, and an order that Internet Brands is not obligated to return the Internet Brands stock to Autoweb. The Company filed a cross-complaint against Internet Brands asserting causes of action for, among other things, conversion of the Internet Brands Stock and seeking damages and return of the Internet Brands Stock.

On November 27, 2008, the Company and AIM entered into a Settlement Agreement that settled all claims by Autobytel against AIM in the Autobytel Patent Litigation and all claims by AIM against Autobytel in the Insweb Patent Litigation. The Settlement Agreement provided for the payment of $15,000 to Autobytel and future per lead payments based on the number of leads delivered by AIM to its customers. As a condition precedent to this Agreement, AIM divested itself of any and all ownership interest in the Insweb ‘597 Patent and withdrew as a party plaintiff in the Insweb Patent Litigation.

On April 23, 2009 the Company announced that it entered into a settlement agreement with Insweb, Internet Brands, and Leadpoint settling and dismissing with prejudice the Autobytel Patent Litigation, the Insweb Patent Litigation and the Internet Brands Arbitration. Under the settlement terms, Autobytel granted to Insweb, Internet Brands and Leadpoint, and Insweb, Internet Brands and Leadpoint each granted to Autobytel, a non-exclusive perpetual license to their respective patents, as well as long-term covenants not to sue any of the parties for infringement of current or future patents, and mutual releases of claims. In connection with the settlement, (i) Autobytel and Autodata Solutions, Inc. (“Autodata”), a wholly owned subsidiary of Internet Brands, entered into a Master License and Services Agreement pursuant to which the Company will have the right to publish certain editorial content, images, shopping tools and vehicle data provided by Autodata; and (ii) the Internet Brands Stock will be returned to the Company. In addition, InsWeb and Autobytel entered into a Content License Agreement pursuant to which Autobytel will receive specific auto insurance editorial content, data and interactive tools from InsWeb. The content and tools will contain links to one of InsWeb’s insurance websites, and Autobytel and InsWeb will share the revenue associated with consumer activity generated by the links. LeadPoint agreed to pay Autobytel $200,000, $100,000 of which will be paid in connection with the signing of the settlement, to be followed by $50,000 installments payable on or before March 31, 2010 and September 30, 2010, respectively. All claims against Dominion, OneCommand and RPM were also dismissed with prejudice, with Internet Brands, Leadpoint, and Insweb each providing Dominion, OneCommand and RPM covenants not to sue for infringement of the Insweb ‘597 Patent, and Dominion, OneCommand and RPM each granting to Insweb, Internet Brands and Leadpoint, and Insweb, Internet Brands and Leadpoint each granting to Dominion, OneCommand and RPM long-term mutual releases of claims.

Edmunds Declaratory Relief Action Settlement. On March 13, 2008, Edmunds Holding Company and Edmunds.com filed a lawsuit against the Company in the United States District Court for the District of Delaware relating to the Company’s U.S. Patent Number 6,282,517 for lead technology (“517 Patent”). In the lawsuit, Edmunds sought a declaration that its business activities, some of which include generating automotive leads, did not infringe the ‘517 Patent and that such patent was invalid. On February 20, 2009, this declaratory relief action was dismissed by the court. In March 2009, the Company entered into a settlement resolving the issues presented in Edmunds’ declaratory judgment action. Under this settlement, Autobytel granted to Edmunds a limited license to the ‘517 Patent and other existing Autobytel leads-related

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

patents in exchange for the right to publish on Autobytel’s family of websites a select assortment of Edmunds.com’s industry-leading multi-media automotive content, including photos, editorial reviews, and articles. The settlement agreement also provided for mutual releases of claims. This settlement did not have an impact of the Company’s financial statements.

9. Commitments and Contingencies

Minimum Guarantee

During the first quarter of 2009, the Company entered into a contract to purchase a minimum number of Leads at a fixed price in the normal course of business effective from March 1, 2009 to May 31, 2009 (“Minimum Guarantee”). The total dollar value of the Minimum Guarantee is approximately $1.4 million. At inception of this contract, the Company paid a portion of the total Minimum Guarantee and classifies this amount as a prepaid expense on its unaudited Consolidated Condensed Balance Sheet.

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autobytel Individual Defendants from the case without prejudice. Plaintiffs selected six “focus” cases, which do not include the Company. The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in these six cases. On November 14, 2007, the defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes Autobytel, the underwriter defendants in the Autobytel class action lawsuit, and the plaintiff class in the Autobytel class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel. The settlement is subject to termination by the parties under certain circumstances, and is subject to Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement is not concluded or approved and Autobytel is found liable, it is possible that damages could be greater than Autobytel’s insurance coverage and the impact on Autobytel’s financial statements could be material.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

dismissed the Autoweb Individual Defendants from the case without prejudice. At the Court’s request, Plaintiffs selected six “focus” cases, which do not include the Company. The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. Defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of plaintiffs, plaintiff’s motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes Autoweb, the underwriter defendants in the Autoweb class action lawsuit, and the plaintiff class in the Autoweb class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb. The settlement is subject to termination by the parties under certain circumstances, and is subject to Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement.

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

10. Related Party Transaction

On April 3, 2009 the Compensation Committee approved the payment of $70,000 to Maverick Associates LLC for consulting services rendered to the Company by Mr. Jeffrey H. Coats during 2008 in connection with the Company’s evaluation of strategic alternatives and development and implementation of cost reduction initiatives. Mr. Coats is the sole member of Maverick Associates.

11. Subsequent Events

On April 20, 2009, Infield Acquisition, Inc., a Delaware corporation (“Infield”) and wholly owned subsidiary of Trilogy Enterprises Inc., a Delaware corporation filed an unsolicited tender offer statement with the Securities and Exchange Commission that relates to a tender offer by Infield to purchase all outstanding shares of the Company together with associated stock purchase rights at a net price per share equal to $0.35 in cash upon the terms of Infield’s offer to purchase and letter of transmittal.

On April 3, 2009, (the “Grant Date”) the Company’s President and Chief Executive Officer was granted stock options to purchase 1,000,000 shares of Autobytel common stock, which vest on the first anniversary of the Grant Date. These options have an exercise price of $0.35, which was higher than the closing price of the Company’s common stock on the grant date. The shares that are issuable upon exercise of these options are subject to resale restrictions that lapse over time (as to one-third on the first anniversary of the grant date and thereafter will lapse as to the remaining two-thirds of the shares in equal one-twelfth (1/12) installments of the original number of shares subject to the options each quarter until all resale restrictions have lapsed). The vesting of unvested options and the resale restrictions on shares issued upon exercise will accelerate and lapse upon involuntary termination of employment without cause or for good reason. In addition, Mr. Coats employment agreement was amended to extend the term to three years from April 3, 2009, and requires severance payments, and the continuation of certain insurance benefits in the event of termination by the Company without cause or resignation by the employee for good reason.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Important factors that could cause actual results to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q are set forth under “Item 1A. Risk Factors, herein and as more fully disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.” Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the notes thereto in Autobytel’s Annual Report on Form 10-K for the year ended December 31, 2008.

Our corporate website is located at www.autobytel.com. Information on our website is not incorporated by reference in this Quarterly Report. At or through the Investor Relations section of our website we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after such material is electronically filed with or furnished to the SEC. Our Code of Conduct and Ethics for Employees, Officers and Directors is available at the Corporate Governance link of the Investor Relations section of our website.

Basis of Presentation

We sold certain assets and liabilities of its AVV Inc. (“AVV”) business on January 23, 2008. Accordingly, AVV is presented in the unaudited consolidated condensed financial statements as discontinued operations. As discontinued operations, revenues and expenses are presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Condensed Statements of Operations and Comprehensive Loss. Expenses included in discontinued operations are direct costs that will be eliminated from future operations.

Overview

We are an automotive marketing services company that assists automotive dealers and manufacturers sell automobiles. By connecting consumers to automotive dealers and manufacturers through internet lead referral programs and on-line advertising, we provide automotive dealers and manufacturers with opportunities to efficiently market their vehicles to potential customers. We purchase from third parties and generate from our own websites consumer internet requests for pricing and availability on new and used cars as well as for vehicle financing (“Leads”). We sell the Leads primarily to our automotive dealer and manufacturer customers. Leads are purchased from a network of supplier websites, such as Edmunds, AOL, Kelley Blue Book, and Yahoo, (“Network Websites”). These Network Websites provide substantially all of our Leads. Additionally, we own and operate consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, and MyRide.com® that provide consumers with information and tools to aid them with their automotive purchase decisions. Our owned websites provide a small percentage of our Leads but provide a significant portion of our page views for the advertising component of our business. In addition to advertising on our websites, we provide advertising opportunities for automotive manufacturers and other automotive advertisers through our marketing network, which includes our AutoReach advertising network (“Ad Network”) and co-branded websites, such as ESPN.com. We conduct our business within the United States and within one business segment which is defined as providing automotive and marketing services.

For the three months ended March 31, 2009 our results of operations were affected and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	General economic conditions and specifically the market conditions in the automotive industry;

•	The effects of competition (e.g., the availability and pricing of competing services and products and the resulting effects on sales and pricing of our services and products);

•	A decline in Leads delivered to our Dealers;

•	Variations in spending by Manufacturers and others for our advertising services;

•	The amount of visits (traffic) to our websites;

•	The cost of acquiring traffic to our websites;

•	The rates attainable from our advertisers;

•	The implementation of certain cost reduction initiatives; and

•	The change from a media-centric strategy to a core Leads business.

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

In 2008, the automotive industry entered what is generally considered to be the most challenging environment of the past several decades. North American vehicle sales decreased significantly versus 2007. Dealer consolidations, closings and bankruptcies increased significantly in 2008 and this trend continued during the first quarter of 2009. General Motors (“GM”) and Chrysler were provided with emergency loan funding by the U.S. Federal Government in December 2008 and January 2009, on the condition that they would develop plans to restructure. On March 30, 2009 President Obama announced that the U.S Federal Government would provide limited additional time to determine a restructuring plan that would be acceptable to the U.S. Federal Government to justify continued emergency loan funding requests. As a result, GM and or Chrysler could face possible bankruptcy in the second calendar quarter of 2009. The financial pressure in the automotive industry is not contained to the U.S. automobile manufacturers. Toyota Motor Corporation announced that it is forecasting its first fiscal year operating loss in 70 years. Several foreign governments have also discussed plans to assist their auto manufacturers. Auto sales in the United States are expected to continue to remain at low levels throughout 2009.

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

Results of Operations

	Three Months Ended March 31,				Change
	2009	% of Total net revenues	2008	% of Total net revenues	$	%
	($ amounts in thousands)
Net revenues:
Lead Fees	$12,152	88%	$18,161	88%	$(6,009)	(33)%
Advertising	1,687	12	2,499	12	(812)	(32)
Other	31	—	37	—	(6)	(16)

Total net revenues	13,870	100	20,697	100	(6,827)	(33)
Cost of revenues (excludes depreciation of $37 in 2009 and $73 in 2008)	8,887	64	13,825	67	(4,938)	(36)

Gross profit	4,983	36	6,872	33	(1,889)	(3)
Sales and marketing	2,640	19	5,195	25	(2,555)	(49)
Technology support	1,461	11	4,593	22	(3,132)	(68)
General and administrative	4,053	29	6,349	31	(2,296)	(36)
Patent litigation settlement	(2,667)	(19)	(2,667)	(13)	—	—

Total operating expenses	5,487	40	13,470	65	(7,983)	(59)

Operating loss	$(504)	(4)%	$(6,598)	(32)%	$6,094	92%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Lead Fees. Lead Fees decreased $6.0 million or 33% in first quarter 2009, compared to first quarter 2008 and was primarily a result of the following:

•

a 26% decline in the total volume of new and used car sales Leads delivered, which was due to an approximately 30% net reduction in the number of auto-dealer customers. The decline in our Lead fees is relatively consistent with the overall decline in U.S. light vehicle sales in first quarter 2009 compared to first quarter 2008 of approximately 38% (Source: Automotive News), and

•	a 7% decline in our average sales price per Lead, which was due primarily to sales incentives provided to new and existing auto-dealer customers.

Advertising. The $0.8 million or 32% decrease in advertising revenues for first quarter 2009, compared to first quarter 2008. The decrease was due primarily to a decrease in page views as a result of the reduction in search engine marketing of approximately 90%, partially offset by the recognition of $0.2 million of deferred advertising revenue in the first quarter related to advertising campaigns that were closed out with certain advertisers.

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

The $4.9 million or 36% decrease in the cost of revenues in first quarter 2009 compared to first quarter 2008 was primarily due to a decrease of $2.2 million in SEM, a $1.3 million decrease in Lead acquisition costs, a decrease in depreciation of $0.6 million, a $0.5 million decrease in other net various expense amounts, and a decrease in hosting and data content of $0.3 million. SEM costs have decreased due to cost containment initiatives and efforts to more efficiently deploy marketing dollars. Depreciation and other website related costs have decreased due to the decision to discontinue the use of the MyRide related software platform in the fourth quarter of 2008. The average cost per purchased Lead increased by approximately 16% in 2009 primarily due to an increase in overall quality of the leads purchased during the period.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, internal personnel costs and other costs associated with dealer sales, website advertising, and dealer support. Sales and marketing expense in first quarter 2009 decreased by $2.6 million or 49% compared to first quarter 2008, due principally to internal cost containment initiatives.

Technology Support. Technology support expense includes personnel costs related to enhancing the features, content and functionality of our Web sites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Technology support expense in first quarter 2009 decreased by $3.1 million or 68% compared to first quarter 2008, due to compensation expense savings resulting from internal cost reduction initiatives.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in first quarter 2009 decreased $2.3 million or 36% compared to first quarter 2008 due to the following:

•	a decrease in net personnel and temporary labor expense of $1.1 million (includes the $0.4 million decrease of stock compensation, and the increase of $0.5 million in severance expense),

•	a decrease in professional fees of $1.0 million, primarily as a result of cost containment initiatives, and

•	a decrease in insurance and other expenses of approximately $0.2 million.

Employees

As of April 15, 2009, we had 109 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the quarters ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(1,583)	$(5,617)
Net cash (used in) provided by investing activities	(38)	6,985
Net cash provided by financing activities	—	89

Our principal sources of liquidity are our cash and cash equivalents balances and proceeds from dispositions of non-core businesses and the Dealix patent litigation settlement payments. We continue to have no debt. Our cash and cash equivalents totaled $25.8 million as of March 31, 2009 compared to cash and cash equivalents of $27.4 million as of December 31, 2008.

We entered into a settlement agreement with Dealix, which among other things, provides for settlement payments. We received settlement payments in 2007, 2008 and 2009. We have been unable to assess with reasonable assurance the collectability of the remaining payment due in March 2010 under the settlement agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. We do not have reasonable assurance that we will receive any remaining payment on their due dates or at all, and therefore, we have not recorded any amounts receivable related to the Settlement Agreement as of March 31, 2009 and cannot rely on these payments as a source of future liquidity.

General Motor (“GM”) and Chrysler were provided with emergency loan funding by the U.S. Federal Government in December 2008 and January 2009, on the condition that they would develop plans to restructure. On March 30, 2009 President Obama announced that the U.S Federal Government would provide limited additional time to determine a restructuring plan that would be acceptable to the U.S. Federal Government to justify continued emergency loan funding requests. As a result, GM and or Chrysler could face possible bankruptcy in the second calendar quarter of 2009. During the first three months of 2009 approximately 7% of the Company’s total revenues were derived from GM and Chrysler, and approximately 5% or $0.5 million of the gross accounts receivable relate to GM and Chrysler at March 31, 2009. If GM or Chrysler file for bankruptcy, then our liquidity could be negatively impacted.

As discussed in Note 8 to the unaudited Consolidated Condensed Financial Statements, Dominion has asserted an indemnity claim under the AVV business purchase agreement related to the $1.9 million amount held in escrow. As a result of the litigation settlements, the Company expects to receive the $1.9 million of escrow that is not recorded on the balance sheet.

Net Cash Used in Operating Activities

Net cash used in operating activities in first quarter 2009 of $1.6 million resulted primarily from a net operating loss of $0.3 million and an increase in cash used to reduce accounts payable and other accrued expenses of $2.8 million primarily related to severance costs that were accrued as of December 31, 2008 and paid in first quarter 2009, partially offset by cash received related to the reduction of our accounts receivable of $0.8 million.

Net cash used in operating activities in first quarter 2008 was $5.6 million consisting of net loss of $2.0 million, adjusted for a gain on sale of our AVV business of $4.2 million, increase in accounts receivable of $1.7 million and a net decrease in accounts payable and accrued liabilities of $1.6 million, offset by depreciation and amortization of $1.2 million and share-based compensation of $0.9 million and decrease in other liabilities of $1.2 million.

Net Cash Provided by Investing Activities

There were no significant investing activities during first quarter 2009. Net cash provided by investing activities in first quarter 2008 of $7.0 million was due to $21.4 million in cash received from the sale of AVV, offset by the purchases of $13.9 million in short-tem investment.

Net Cash Provided by Financing Activities

Our primary source of cash from financing activities is from the exercise of stock options and the issuance of common stock pursuant to the employee stock purchase plan. There were no financing activities in first quarter 2009 and a small amount of activity in first quarter 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

SFAS 157: In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value and expands disclosures of fair value measurements. SFAS 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which defers the effective date of SFAS 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. The adoption of the non-deferred portion of SFAS 157 on January 1, 2008 and the adoption of the deferred portion of SFAS 157 on January 1, 2009 did not have an impact on our consolidated financial position, results of operations or cash flows.

SFAS 161: In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS 161 provides new disclosure requirements for derivative and hedging activities, and is effective for periods beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009 and it did not have a material effect on our consolidated financial statements.

SFAS 160: In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB 51.” This standard provides new accounting guidance and disclosure requirements for non-controlling interests in a subsidiary. Since we do not have non-controlling interests in our subsidiaries, the adoption of SFAS 161 on January 1, 2009 did not have any effect on our consolidated financial statements.

SFAS 141(R): In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations occurring after December 31, 2008. The nature and magnitude of the specific effect the adoption of SFAS 141R will have on our consolidated financial statements will depend on the nature, terms, size of acquisitions, if any, we may consummate subsequent to the effective date of January 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2009 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusions set forth above on our disclosure controls and procedures.

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

In 2008, the automotive industry entered what is generally considered to be the most challenging environment of the past several decades. North American vehicle sales decreased significantly versus 2007. Dealer consolidations, closings and bankruptcies increased significantly in 2008 and this trend continued during the first quarter of 2009. General Motors (“GM”) and Chrysler were provided with emergency loan funding by the U.S. Federal Government in December 2008 and January 2009, on the condition that they would develop plans to restructure. On March 30, 2009 President Obama announced that the U.S Federal Government would provide limited additional time to determine a restructuring plan that would be acceptable to the U.S. Federal Government to justify continued emergency loan funding requests. As a result, GM and or Chrysler could face possible bankruptcy in the second calendar quarter of 2009. The financial pressure in the automotive industry is not contained to the U.S. automobile manufacturers. Toyota Motor Corporation announced that it is forecasting its first fiscal year operating loss in 70 years. Several foreign governments have also discussed plans to assist their auto manufacturers. Auto sales in the United States are expected to continue to remain at low levels throughout 2009.

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

Provisions of our amended and restated certificate of incorporation and bylaws relating to our corporate governance and provisions in our stockholder rights plan could make it difficult for a third party to acquires us, and could discourage a third party from attempting to acquire control of us. These provisions allow us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. These provisions provide that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because fewer than a majority of the board of directors are up for election at each annual meeting. In addition, these provisions impose various procedural and other requirements which could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change of control of us. Under the stockholder rights plan, if an acquiring person (defined in the stockholder rights plan generally as a person or group that acquires 15% or more of our common stock) triggers the stockholder rights plan, all rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a right that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the right. In addition, under certain circumstances, all right holders, other than the acquirer, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which, at the time, has a market value of two times the exercise price of the right. The initial exercise price of a right is $1.40. These charter and rights provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

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

Item 5.	Other Information

On April 23, 2009, the Board of Directors of Autobytel approved, and the Company has entered into, an Amended and Restated Rights Agreement (the “Amended Rights Agreement”) dated as of April 24, 2009, between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation, as rights agent.

The Amended Rights Agreement amends and restates that certain Rights Agreement, dated as of July 30, 2004, as amended on January 13, 2009 (the “Existing Rights Agreement”), pursuant to which the holders of the Company’s outstanding shares of common stock, par value $0.001 per share, hold one preferred share purchase right (each, a “Right”), each Right representing the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for each share of Autobytel common stock held. The Series A Preferred Stock is established pursuant to an Amended Certificate of Designation of Series A Junior Participating Preferred Stock (the “Certificate of Designation”) filed with the Secretary of State of Delaware on April 24, 2009, which amends that certain Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on July 30, 2004, to remove voting provisions specific to the Series A Preferred Stock.

The Amended Rights Agreement incorporates the following material changes from the Existing Rights Agreement: (i) the purchase price is decreased to $1.40 per Right; (ii) the Board of Directors may effect an exchange of the Rights at an exchange ratio of one share of Autobytel common stock per Right (an “Exchange”) at any time after a person becomes an Acquiring Person (as defined in the Amended Rights Agreement) in accordance with the Amended Rights Agreement; and (iii) in effecting an Exchange, Autobytel may enter into a trust agreement by which it transfers to the trust created by such trust agreement (the “Trust”), all shares of Autobytel common stock issued pursuant to the Exchange. The Trust would hold the shares of the Autobytel common stock for the benefit of stockholders entitled to receive them pursuant to the Exchange. Stockholders would receive shares from the Trust after complying with the relevant terms of the trust agreement.

The foregoing descriptions of the Amended Rights Agreement and Certificate of Designation do not purport to be complete and are qualified in their entirety by reference to the full text of the: (i) Amended Rights Agreement, a copy of which is filed herewith as Exhibit 4.1 and incorporated herein by reference; and (ii) Certificate of Designation, a copy of which is filed herewith as Exhibit 3.1 and incorporated herein by reference.

On April 24, 2009, Autobytel announced that it amended and restated the Existing Rights Agreement and issued a press release, a copy of which is filed herewith as Exhibit 99.1 and incorporated herein by reference.

Item 6.	Exhibits

2.1	Asset Purchase Agreement, dated as of January 23, 2008, between the Company, AVV, Inc. and Dominion Enterprises is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2008

3.1*	Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly autobytel.com inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009.

3.2	Amended and Restated Bylaws of Autobytel, as amended by Amendment No. 1 adopted August 14, 2001, Amendment No. 2 adopted April 23, 2002, Amendment No. 3 adopted March 13, 2006, Amendment No. 4 adopted December 5, 2007, Amendment No. 5 adopted December 8, 2008, and Amendment No. 6 adopted December 19, 2008 is incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009

4.1	Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the September 2001 10-Q

4.2*	Amended and Restated Rights Agreement, dated as of April 24, 2009, between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation (which includes the form of Amended Certificate of Designation of the Series A Junior Participating Preferred Stock of Autobytel as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C)

10.85* **	Description of Jeffrey H. Coats Employment Agreement and Stock Option Grant

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated April 24, 2009.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated April 24, 2009.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated April 24, 2009.

99.1*	Press Release dated April 24, 2009

*	Filed herewith

**	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: April 24, 2009

	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated as of January 23, 2008, between the Company, AVV, Inc. and Dominion Enterprises is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2008

3.1*	Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly autobytel.com inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009.

3.2	Amended and Restated Bylaws of Autobytel, as amended by Amendment No. 1 adopted August 14, 2001, Amendment No. 2 adopted April 23, 2002, Amendment No. 3 adopted March 13, 2006, Amendment No. 4 adopted December 5, 2007, Amendment No. 5 adopted December 8, 2008, and Amendment No. 6 adopted December 19, 2008 is incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009

4.1	Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the September 2001 10-Q

4.2*

Amended and Restated Rights Agreement, dated as of April 24, 2009, between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation (which includes the form of Amended Certificate of Designation of the Series A Junior Participating Preferred Stock of Autobytel as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C)

10.85* **	Description of Jeffrey H. Coats Employment Agreement and Stock Option Grant

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated April 24, 2009.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated April 24, 2009.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated April 24, 2009.

99.1*	Press Release dated April 24, 2009

*	Filed herewith

**	Management Contract or Compensatory Plan or Arrangement