Form 10-Q
period 2009-06-30
AUTOBYTEL  INC
filed 2009-07-24
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

    As of July 15, 2009, there were 45,184,679 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Condensed Financial Statements

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$26,768	$27,393
Accounts receivable, net of allowances for bad debts and customer credits of $1,394 and $1,277 at June 30, 2009 and December 31, 2008, respectively	8,184	10,047
Prepaid expenses and other current assets	702	1,378
Total current assets	35,654	38,818
Property and equipment, net	1,694	2,421
Investment and other assets	130	763
Total assets	$37,478	$42,002
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,796	$3,579
Accrued expenses and other current liabilities	3,281	6,432
Deferred revenues	940	1,835
Total current liabilities	8,017	11,846
Non-current liabilities	137	181
Total liabilities	8,154	12,027
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 45,184,679 and 45,219,679 shares issued and outstanding, respectively	45	45
Additional paid-in capital	301,245	300,720
Unrealized gain from investment	—	568
Accumulated deficit	(271,966)	(271,358)
Total stockholders’ equity	29,324	29,975
Total liabilities and stockholders’ equity	$37,478	$42,002

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Lead fees	$11,583	$17,178	$23,735	$35,339
Advertising	1,786	1,767	3,473	4,266
Other revenues	75	41	107	78
Total net revenues	13,444	18,986	27,315	39,683
Cost of revenues (excludes depreciation of $197 and $279 for the three months ended June 30, 2009 and 2008, respectively and $450 and $598 for the six months ended June 30 2009 and 2008, respectively)	9,022	12,214	17,908	26,039
Gross profit	4,422	6,772	9,407	13,644
Operating expenses:
Sales and marketing	2,542	4,320	5,182	9,515
Technology support	1,226	3,680	2,687	8,273
General and administrative	3,032	4,386	7,086	10,737
Patent litigation settlement	(179)	—	(2,846)	(2,667)
Goodwill impairment	—	52,074	—	52,074
Total operating expenses	6,621	64,460	12,109	77,932

Operating loss	(2,199)	(57,688)	(2,702)	(64,288)

Interest and other income	675	334	821	846
Provision for income taxes	—	—	—	—
Loss from continuing operations	(1,524)	(57,354)	(1,881)	(63,442)
Discontinued operations, net	1,273	69	1,273	4,205
Net loss	$(251)	$(57,285)	$(608)	$(59,237)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.03)	$(1.30)	$(0.04)	$(1.44)
Discontinued operations, net	0.03	—	0.03	0.09
Basic and diluted loss per common share	$(0.01)	$(1.30)	$(0.01)	$(1.35)

Comprehensive loss:
Net loss	$(251)	$(57,285)	$(608)	$(59,237)
Unrealized loss from investment	—	(72)	—	(39)
Comprehensive loss	$(251)	$(57,357)	$(608)	$(59,276)

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(608)	$(59,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	900	2,338
Provision for bad debts	607	305
Provision for customer credits	567	559
Gain on sale of AVV business	(1,273)	(4,204)
Share-based compensation	525	1,568
Loss on goodwill impairment	—	52,074
Changes in assets and liabilities:
Accounts receivable	689	(3,183)
Prepaid expenses and other current assets	676	(489)
Investment and other non-current assets	(569)	85
Accounts payable	217	(449)
Accrued expenses and other liabilities	(3,151)	(2,234)
Deferred revenues	(895)	638
Non-current liabilities	(44)	(112)
Net cash used in operating activities	(2,359)	(12,341)

Cash flows from investing activities:
Maturities of short-term investments	—	14,050
Purchases of short-term investments	—	(14,050)
Purchases of property and equipment	(119)	(1,537)
Proceeds from sale of AVV business	1,273	21,396
Proceeds from sale of available-for-sale investment	580	—
Net cash provided by investing activities	1,734	19,859

Cash flows from financing activities:
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	—	601
Net cash provided by financing activities	—	601
Net (decrease) increase in cash and cash equivalents	(625)	8,119
Cash and cash equivalents, beginning of period	27,393	27,601
Cash and cash equivalents, end of period	$26,768	$35,720

See accompanying notes.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations of Autobytel

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive dealers and manufacturers sell cars and light trucks. By connecting consumers to automotive dealers and manufacturers through internet lead referral programs and on-line advertising, the Company provides automotive dealers and manufacturers with opportunities to efficiently market their vehicles to potential customers. The Company purchases from third parties and generates from its own websites consumer internet requests for pricing and availability on new and used cars as well as for vehicle financing (“Leads”). The Company sells the Leads primarily to its automotive dealer and manufacturer customers. Leads are purchased from a network of supplier websites, such as Edmunds, Kelley Blue Book, and Yahoo (“Network Websites”). These Network Websites provide substantially all of the Company’s Leads. Additionally, the Company owns and operates consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, and MyRide.com® that provide consumers with information and tools to aid them with their automotive purchase decisions. The Company’s owned websites provide a small percentage of its Leads and a significant portion of its page views for the advertising component of its advertising business. In addition to its websites, the Company provides advertising opportunities for automotive manufacturers and other automotive advertisers through its marketing network, which includes its AutoReach advertising network (“Ad Network”) and co-branded websites.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

The Company experienced negative cash flow in the first six months of 2009 and throughout 2008, and at June 30, 2009, had an accumulated deficit of $272 million.  The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular, however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. Basis of Presentation, Unaudited Interim Financial Statements

The unaudited consolidated condensed financial statements of Autobytel, presented herein are presented on the same basis as the Company’s 2008 Annual Report on Form 10-K.  Autobytel has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Autobytel’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

In the opinion of Autobytel’s management, the accompanying unaudited interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present Autobytel’s consolidated condensed financial position as of June 30, 2009 and the consolidated condensed statements of operations and cash flows for the six months ended June 30, 2009 and 2008, as applicable. The statements of operations and cash flows for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  Autobytel’s management has evaluated subsequent events through July 24, 2009, the date the financial statements are issued.

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

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

The following are the share amounts utilized to compute the basic and diluted net loss per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic and diluted shares:
Weighted average common shares outstanding	45,184,679	44,079,601	45,184,679	43,948,382
Weighted average unvested restricted stock outstanding	(685,000)	—	(685,000)	—
Basic and dilutive shares	44,499,679	44,079,601	44,499,679	43,948,382

    For the three months ended June 30, 2009 and 2008; 7.9 million and 7.7 million, respectively, anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share.  For the six months ended June 30, 2009 and 2008; 7.5 million and 8.2 million, respectively, anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

5. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Cost of revenues	$6	$27	$12	$56
Sales and marketing	108	195	192	389
Technology support	2	108	24	250
General and administrative (a)	141	328	297	873
Total share-based compensation costs	$257	$658	$525	$1,568
    (a)  Approximately $46,000 of accelerated stock compensation expense is included in the six months ended June 30, 2009 amount. This award accelerated vesting in accordance with the original award agreement.

Stock Options

During the three and six months ended June 30, 2009, the Company granted 1,000,000 and 1,200,000 service-based stock options, with weighted average grant date fair values of $0.14 and $0.16, respectively.  During the three and six months ended June 30, 2008, the Company granted 292,500 and 365,000 service-based stock options, with weighted average grant date fair values of $0.82 and $0.89, respectively.

The 1,000,000 service-based stock options granted to the Company’s President and Chief Executive Officer during the second quarter of 2009 vest on the first anniversary of the grant date.  These options have an exercise price of $0.35, which was higher than the closing price of the Company’s common stock on the grant date.  The shares that are issuable upon exercise of these options are subject to resale restrictions that lapse over time (as to one-third on the first anniversary of the grant date and thereafter will lapse as to the remaining two-thirds of the shares in equal one-twelfth (1/12) installments of the original number of shares subject to the options each quarter until all resale restrictions have lapsed).  The vesting of unvested options and the resale restrictions on shares issued upon exercise will accelerate and lapse upon involuntary termination of employment without cause or for good reason.

During the six months ended June 30, 2008, the Company granted 216,667 performance based stock options, with a weighted average fair value of $0.80.  These awards did not vest as the employees who were granted these awards terminated employment with the Company prior to the performance measurement date.

During the six months ended June 30, 2009 the Company granted 1,068,250 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $0.35, with a fair market value per option granted of $0.19.  One-third of these options cliff vest on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercisable.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercisable.  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercisable. Certain of these options will accelerate upon a change in control.

There were no stock options exercised during the three and six months ended June 30, 2009. The Company issued 320,000 shares of common stock upon the exercise of stock options for the three months ended June 30, 2008.  The weighted average grant date fair value of all options granted in the three and six months ended June 30, 2009 were $0.14 and $0.17, respectively.  The weighted average grant date fair value of all options granted in the three and six months ended June 30, 2008 were $0.82 and $0.89, respectively.  The grant date fair value of all stock options granted during these periods was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Volatility	75%	62%	73%	62%
Risk-free interest rate	1.6%	2.8%	1.6%	2.8%
Expected life (years)	4.1	4.1	4.1	4.1

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was suspended by the Company’s Board of Directors during the third quarter of 2008.  The Company provided 62,043 ESPP awards during the three and six months ended June 30, 2008 under the ESPP, with a weighted-average grant date fair value per award of $0.64.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

6. Selected Balance Sheet Accounts

Investment

Autobytel had an investment in one publicly traded company’s equity securities, acquired as part of an acquisition in 2001, that it categorized as available-for-sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments categorized as available-for-sale are measured at fair value with unrealized gains and losses included in accumulated comprehensive income as a separate component of stockholders’ equity. In accordance with SFAS 157, “Fair Value Measurements,” the Company recorded its investments based on “Level 1” inputs, which were quoted market prices in an active market for identical assets or liabilities.  During the second quarter of 2009 Autobytel sold its investment and realized a gain of $0.6 million, which is included in other income on the Consolidated Condensed Statement of Operations and Comprehensive Loss.  As of December 31, 2008, the  investment was valued at $0.6 million, with $0.6 million recorded in accumulated other comprehensive income.

    Property and Equipment

Property and equipment consisted of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Computer software and hardware	$9,171	$9,138
Furniture and equipment	1,439	1,715
Leasehold improvements	949	1,249
Capitalized internal use software	912	912
	12,471	13,014
Less – Accumulated depreciation and amortization	(10,777)	(10,593)
	$1,694	$2,421

At June 30, 2009 and December 31, 2008, capitalized internal use software, net of amortization, and development in process were $0.3 million and $0.4 million, respectively.

The Company periodically reviews long-lived assets to determine if there is any impairment of these assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets. If such indicators exist, the Company evaluates the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Should the carrying amount of an asset exceed its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes assumptions and estimates.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, and in particular with the three largest U.S. automobile manufacturers (General Motors, Chrysler LLC, and Ford) (“Detroit Three”). During the first six months of 2009 approximately 13% of the Company’s total revenues were derived from the Detroit Three, and approximately 17% or $1.6 million of gross accounts receivable relate to the Detroit Three at June 30, 2009.  The Company has not established a specific allowance for doubtful accounts related to the Detroit Three accounts receivable at June 30, 2009.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:
	June 30, 2009	December 31, 2008
	(in thousands)

Compensation and related costs	$1,861	$2,892
Accrued severance	87	78
Professional fees	266	277
Other accrued expenses	177	778
Amiounts due to customers	512	1,318
Outstanding checks	187	291
Employee benefits	36	131
State income tax payable	—	397
Other current liabilities	155	270
Total accrued expenses and other current liabilities	$3,281	$6,432

Goodwill

During the three months ended June 30, 2008, the Company performed its annual impairment test by first comparing the carrying value of the Company to its fair value based on its market capitalization at that date. As the carrying value exceeded the fair value, the second step impairment measurement was performed based on a discounted projection of future cash flows and market methods of determining fair value. As a result of this testing, the entire goodwill balance of $52.1 million was impaired and written-off as an expense in 2008.

7. Discontinued Operations

On January 23, 2008, the Company completed the sale of certain assets and liabilities of its AVV, Inc. data extraction and customer relationship management software business to Dominion Enterprises (“Dominion”) for approximately $22.75 million in cash, plus a working capital payment of approximately $1.0 million. The Company recorded a gain on sale of approximately $4.2 million in connection with the transaction in the three months ended March 31, 2008. The parties also agreed to a $1.9 million escrow in connection with the transaction.  During the three months ended June 30, 2009, the Company received approximately $1.3 million of the escrow proceeds, classifying this amount as a gain on sale, discontinued operations.  In July 2009, the Company received a further $0.4 million of the escrow amounts, with the remaining $0.2 million subject to certain contingencies.  See Note 9 to these Notes to Unaudited Consolidated Condensed Financial Statements-Commitments and Contingencies-Litigation.

For the three and six months ended June 30, 2009 and 2008, the results of operations of AVV are reported as discontinued operations, net of taxes, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Total net revenues:	$—	$—	$—	$568
Cost of revenues	—	—	—	—
Gross profit				568
Operating expenses:
Sales and marketing	—	—	—	150
Technology support	—	—	—	114
General and administrative	—	—	—	53
Total operating costs	—	—	—	317
Gain on sale	1,273	—	1,273	4,204
(Benefit)/provision for income taxes	—	(69)	—	250
Discontinued operations, net	$1,273	$69	$1,273	$4,205

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

8. Patent Litigation Settlements

Dealix Patent Litigation Settlement. In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (the “Settlement Agreement”). The Settlement Agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company the Cobalt Group, of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. The Company received the first of three installments of $2.7 million in March 2008, and in March 2009, the Company received the second installment $2.7 million pursuant to the Settlement Agreement. The Company records the payments as patent litigation settlement in the period payment is received, as a reduction to operating expenses. The remaining payment is guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. The Company has been unable to assess with reasonable assurance the collectability of the remaining payment under the Settlement Agreement as the Company does not have financial information to support the credit worthiness of the debtor or guarantor. The Company does not have reasonable assurance that it will receive the remaining payment on its due date or at all and therefore has not recorded any amounts receivable related to the Settlement Agreement as of June 30, 2009 or December 31, 2008.

Texas and California Patent Litigation Settlements. As previously reported in our Quarterly Report on Form 10Q for the quarter ended March 31, 2009, on April 23, 2009 the Company announced that it entered into a settlement agreement with Insweb Corporation (“Insweb”), Leadpoint, Inc. (“Leadpoint”), and Internet Brands, Inc. (“Internet Brands”) settling and dismissing with prejudice various patent-related and other claims by and against the Company. Under the settlement terms, Autobytel granted to Insweb, Leadpoint and Internet Brands, and Insweb, Leadpoint and Internet Brands each granted to Autobytel, a non-exclusive perpetual license to their respective patents, as well as long-term covenants not to sue any of the parties for infringement of current or future patents, and mutual releases of claims. In connection with the settlement, (i) Autobytel and Autodata Solutions, Inc. (“Autodata”), a wholly owned subsidiary of Internet Brands, entered into a Master License and Services Agreement pursuant to which the Company will have the right to publish certain editorial content, images, shopping tools and vehicle data provided by Autodata for a term of five years; and (ii) shares of Internet Brands’ common stock previously issued to one of the Company’s subsidiaries but held by Internet Brands was released to the Company. In addition, InsWeb and Autobytel entered into a Content License Agreement pursuant to which Autobytel will receive specific auto insurance editorial content, data and interactive tools from InsWeb. The content and tools will contain links to one of InsWeb’s insurance websites, and Autobytel and InsWeb will share the revenue associated with consumer activity generated by the links. LeadPoint agreed to pay Autobytel $200,000, $100,000 of which will be paid in connection with the signing of the settlement, to be followed by $50,000 installments payable on or before March 31, 2010 and September 30, 2010, respectively. In connection with the settlement, all claims brought by Insweb, Internet Brands and Leadpoint against Dominion Enterprises (“Dominion”), the purchaser of the Company’s AVV business,  and Retention Performance Marketing, Inc. (“RPM”) and OneCommand, Inc. (“OneCommand”), the purchaser of the Company’s RPM business, were also dismissed with prejudice, with Internet Brands, Leadpoint, and Insweb each providing Dominion, OneCommand and RPM covenants not to sue for infringement of the Insweb patent at issue in the litigation, and Dominion, OneCommand and RPM each granting to Insweb, Internet Brands and Leadpoint, and Insweb, Internet Brands and Leadpoint each granting to Dominion, OneCommand and RPM, long-term mutual releases of claims.

Edmunds Declaratory Relief Action Settlement. On March 13, 2008, Edmunds Holding Company and Edmunds.com filed a lawsuit against the Company in the United States District Court for the District of Delaware relating to the Company’s U.S. Patent Number 6,282,517 for lead technology (“517 Patent”). In the lawsuit, Edmunds sought a declaration that its business activities, some of which include generating automotive leads, did not infringe the ‘517 Patent and that such patent was invalid. On February 20, 2009, this declaratory relief action was dismissed by the court. In March 2009, the Company entered into a settlement resolving the issues presented in Edmunds’ declaratory judgment action.  Under this settlement, Autobytel granted to Edmunds a limited license to the ‘517 Patent and other existing Autobytel leads-related patents in exchange for the right to publish on Autobytel’s family of websites a select assortment of Edmunds.com’s industry-leading multi-media automotive content, including photos, editorial reviews, and articles. The settlement agreement also provided for mutual releases of claims.  This settlement did not have a material impact on the Company’s financial statements.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

9. Commitments and Contingencies

Employment Agreements

The Company has employment agreements and retention agreements with certain key employees. A number of these agreements require severance payments, continuation of certain insurance benefits and acceleration of vesting of stock options and restricted stock units in the event of a termination of employment without cause or for good reason. In addition, these employees were also granted stock options and awarded restricted stock, the agreements for which provide for acceleration of vesting upon a change of control.

Effective April 3, 2009, the Company and Mr. Jeffrey H. Coats, the Company’s President and Chief Executive Officer, agreed to amend and restate Mr. Coats’ employment agreement to provide Mr. Coats with relocation benefits and severance payments, continuation of certain insurance benefits and acceleration of vesting and lapsing of resale restrictions in the event of Mr. Coats termination of employment without cause or for good reason.

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autobytel Individual Defendants from the case without prejudice. Plaintiffs selected six “focus” cases, which do not include the Company.  The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, the plaintiffs moved to certify a class in these six cases.  On November 14, 2007, the defendants in the six focus cases filed motions to dismiss the amended complaints.  On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes Autobytel, the underwriter defendants in the Autobytel class action lawsuit, and the plaintiff class in the Autobytel class action lawsuit.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel.  On June 11, 2009, the Court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes. The settlement is subject to termination by the parties under certain circumstances and final approval by the Court.  The hearing on final approval is currently scheduled for September 10, 2009. There is no assurance that the Court will grant final approval. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement is not concluded or approved and Autobytel is found liable, it is possible that damages could be greater than Autobytel’s insurance coverage and the impact on Autobytel’s financial statements could be material.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the District Court dismissed the Autoweb Individual Defendants from the case without prejudice. At the Court’s request, Plaintiffs selected six “focus” cases, which do not include the Company.  The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. Defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of plaintiffs, plaintiff’s motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes Autoweb, the underwriter defendants in the Autoweb class action lawsuit, and the plaintiff class in the Autoweb class action lawsuit.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb.  On June 11, 2009, the Court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes.  The settlement is subject to termination by the parties under certain circumstances, and final approval by the Court.  The hearing on final approval is currently scheduled for September 10, 2009. There is no assurance that the Court will grant final approval.

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

10. Related Party Transaction

On April 3, 2009, the Compensation Committee approved the payment of $70,000 to Jeffrey Coats for consulting services rendered prior to him becoming the Company’s President and Chief Executive Officer during 2008 in connection with the Company’s evaluation of strategic alternatives and development and implementation of cost reduction initiatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

Overview

We are an automotive marketing services company that assists automotive dealers and manufacturers sell cars and light trucks. By connecting consumers to automotive dealers and manufacturers through internet lead referral programs and on-line advertising, we provide automotive dealers and manufacturers with opportunities to efficiently market their vehicles to potential customers. We purchase from third parties and generate from our own websites consumer internet requests for pricing and availability on new and used cars as well as for vehicle financing (these consumer internet requests are referred to in this Quarterly Report on Form 10-Q as “Leads”). We sell the Leads primarily to our automotive dealer and manufacturer customers. Leads are purchased from a network of supplier websites, such as Edmunds, Kelley Blue Book, and Yahoo, (“Network Websites”). These Network Websites provide substantially all of our Leads. Additionally, we own and operate consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, and MyRide.com® that provide consumers with information and tools to aid them with their automotive purchase decisions. Our owned websites provide a small percentage of our Leads but provide a significant portion of our page views for the advertising component of our business. In addition to advertising on our websites, we provide advertising opportunities for automotive manufacturers and other automotive advertisers through our marketing network, which includes our AutoReach advertising network (“Ad Network”) and co-branded websites.

 For the three and six months ended June 30, 2009 our results of operations were affected and may continue to be affected in the future, by various factors, including, but not limited to, the following:

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

The automotive industry is currently experiencing what is considered to be the most challenging environment of the past several decades:

• North American vehicle sales have decreased significantly,

• Dealer consolidations, closings, and bankruptcies have increased significantly,

• General Motors and Chrysler filed and emerged from for bankruptcy in 2009, and

• Auto sales in the United States are expected to continue to remain at low levels throughout 2009 and into 2010.

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

Results of Operations

 Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

					Change
	2009	% of Total net revenues	2008	% of Total net revenues	$	%
	($ amounts in thousands)
Net revenues:
Lead Fees	$11,583	86%	$17,178	91%	$(5,595)	(33)%
Advertising	1,786	13	1,767	9	19	1
Other	75	1	41	—	34	83
Total net revenues	13,444	100	18,986	100	(5,542)	(29)
Cost of revenues (excludes depreciation of $197 and $279 for the three months ended June 30, 2009 and 2008, respectively)	9,022	67	12,214	64	(3,192)	(26)
Gross profit	4,422	33	6,772	36	(2,350)	(35)
Operating expenses:
Sales and marketing	2,542	19	4,320	23	(1,778)	(41)
Technology support	1,226	9	3,680	19	(2,454)	(67)
General and administrative	3,032	23	4,386	23	(1,354)	(31)
Patent litigation settlement	(179)	(1)	—	—	(179)	—
Goodwill impairment	—	—	52,074	274	(52,074)	(100)
Total operating expenses	6,621	50	64,460	339	(57,839)	(90)
Operating loss	$(2,199)	(17)%	$(57,688)	(303)%	$55,489	(96)%

Lead Fees. Lead fees decreased $5.6 million or 33% in second quarter 2009, compared to second quarter 2008 and was primarily a result of the following:

•
a 16% decline in the total volume of new and used car sales Leads delivered, which was due to a 32% net reduction in the number of auto-dealer customers, partially offset by a increase in the number of Leads delivered per customer.  The decline in our Lead fees is consistent with the overall decline in U.S. light vehicle sales in second quarter 2009 compared to second quarter 2008 of approximately 32%, and

•	a 9% decline in our average sales price per Lead, which was due primarily to sales incentives provided to new and existing auto-dealer customers.

Advertising. Advertising revenues for second quarter 2009 were consistent with the second quarter 2008.  The decrease in page views was a result of the reduction in search engine marketing of approximately 68%, and was offset by the recognition of $0.2 million of deferred advertising revenue related to advertising campaigns that were closed out with certain advertisers.

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

The $3.2 million or 26% decrease in the cost of revenues in second quarter 2009 compared to second quarter 2008 was primarily due to a decrease of $1.5 million in Lead acquisition costs directly related to the decline in volume of Leads delivered, a decrease in depreciation of $0.7 million, a $0.4 million decrease in SEM, a decrease in hosting and data content of $0.4 million, and a $0.2 million decrease in other net various expense amounts.  SEM costs have decreased due to cost containment initiatives and efforts to more efficiently deploy marketing dollars. Depreciation and other website related costs have decreased due to the decision to discontinue the use of the MyRide related software platform in the fourth quarter of 2008.  The average cost per purchased Lead overall increased by approximately 1% in 2009.  This increase is a result of increased cost per Leads related to Leads delivered to retail dealers, offset by the decrease in the cost of Leads delivered for a major OEM sales program.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, internal personnel costs and other costs associated with dealer sales, website advertising, and dealer support. Sales and marketing expense in second quarter 2009 decreased by $1.8 million or 41% compared to second quarter 2008, due principally to internal cost containment initiatives, which are related to the reductions in force which were initiated in the second half of 2008.

Technology Support. Technology support expense includes personnel costs related to enhancing the features, content and functionality of our Websites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Technology support expense in second quarter 2009 decreased by $2.5 million or 67% compared to second quarter 2008, due to compensation expense savings resulting from internal cost reduction initiatives, which are related to the reductions in force which were initiated in the second half of 2008.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in second quarter 2009 decreased $1.4 million or 31% compared to second quarter 2008 due to a decrease in net personnel and temporary labor expense of $1.2 million (including a $0.2 million decrease of stock compensation) and a decrease in insurance and other expenses of approximately $0.2 million.

Goodwill Impairment. During the three months ended June 30, 2008 we performed our annual impairment test by first comparing the carrying value of Autobytel to its fair value based on market capitalization at that date. As the carrying value exceeded the fair value, the second step impairment measurement was performed based on a discounted projection of future cash flows and market methods of determining fair value. As a result of this testing, a non-cash impairment charge of $52.1 million was recorded during the six months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

					Change
	2009	% of Total net revenues	2008	% of Total net revenues	$	%
	($ amounts in thousands)
Net revenues:
Lead Fees	$23,735	87%	$35,339	89%	$(11,604)	(33)%
Advertising	3,473	13	4,266	11	(793)	(19)
Other	107	—	78	—	29	37
Total net revenues	27,315	100	39,683	100	(12,368)	(31)
Cost of revenues (excludes depreciation of $450 and $598 for the six months ended June 30 2009 and 2008, respectively)	17,908	66	26,039	66	(8,131)	(31)
Gross profit	9,407	34	13,644	34	(4,237)	(31)
Operating expenses:
Sales and marketing	5,182	19	9,515	24	(4,333)	(46)
Technology support	2,687	10	8,273	21	(5,586)	(68)
General and administrative	7,086	26	10,737	27	(3,651)	(34)
Patent litigation settlement	(2,846)	(10)	(2,667)	(7)	(179)	7
Goodwill impairment	—	—	52,074	131	(52,074)	(100)
Total operating expenses	12,109	45	77,932	196	(65,823)	(84)
Operating loss	$(2,702)	(11)%	$(64,288)	(162)%	$61,586	(96)%

Lead Fees. Lead fees decreased $11.6 million or 33% in first half 2009, compared to first half 2008 and was primarily a result of the following:

•
a 21% decline in the total volume of new and used car sales Leads delivered, which was due to a 32% net reduction in the number of automotive dealer customers, partially offset by a increase in the number of Leads delivered per customer.  The decline in our Lead fees roughly correlates with the overall decline in U.S. light vehicle sales in first half 2009 compared to first half 2008 of approximately 35%, and

•	an 8% decline in our average sales price per Lead, which was due primarily to sales incentives provided to new and existing auto-dealer customers.

Advertising. The $0.8 million or 19% decrease in advertising revenues for first half 2009, compared to first half 2008 was due primarily due to a decrease in page views as a result of the reduction in search engine marketing of approximately 87%, partially offset by the recognition of $0.4 million of deferred advertising revenue in the first half of 2009 related to advertising campaigns that were closed out with certain advertisers.

Cost of Revenues. The $8.1 million or 31% decrease in the cost of revenues in first half 2009 compared to first half 2008 was primarily due to a decrease of $2.8 million in Lead acquisition costs directly related to the decline in volume of Leads delivered, a $2.6 million decrease in SEM, a decrease in depreciation of $1.3 million, a $0.7 million decrease in other net various expense amounts, and a decrease in hosting and data content of $0.7 million.  SEM costs have decreased due to cost containment initiatives and efforts to more efficiently deploy marketing dollars. Depreciation and other website related costs have decreased due to the decision to discontinue the use of the MyRide related software platform in the fourth quarter of 2008.  The average cost per purchased Lead increased by approximately 8% in 2009 primarily due to an increase in overall quality of the leads purchased during the period.

Sales and Marketing.  Sales and marketing expense in first half 2009 decreased by $4.3 million or 46% compared to first half 2008, due principally to internal cost containment initiatives, which are related to the reductions in force which were initiated in the second half of 2008.

Technology Support. Technology support expense in first half 2009 decreased by $5.6 million or 68% compared to first half 2008, due to compensation expense savings resulting from internal cost reduction initiatives, which are related to the reductions in force which were initiated in the second half of 2008.

General and Administrative. General and administrative expense in first half 2009 decreased $3.7 million or 34% compared to first half 2008 due to the following:

•	a decrease in net personnel and temporary labor expense of $2.3 million (including a $0.6 million decrease of stock compensation),

•	a decrease in professional fees of $0.9 million, primarily as a result of cost containment initiatives, and

•	a decrease in insurance and other expenses of approximately $0.4 million.

Patent Litigation Settlement. In 2004, we brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, we entered into a settlement agreement with Dealix (the “Settlement Agreement”). The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments for a mutual release of claims and a license from us to Dealix and its parent company the Cobalt Group, of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. In March 2009, we received the second of three $2.7 million settlement payments pursuant to the Settlement Agreement. We recorded the payment as patent litigation settlement in the period payment was received, as a reduction to costs and operating expenses. The remaining payment is guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate and is expected to be received in March 2010. We have been unable to assess with reasonable assurance the collectability of the remaining payments under the Settlement Agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. We do not have reasonable assurance that we will receive the remaining payment on its respective due date or at all, and therefore have not recorded any amounts receivable related to the Settlement Agreement as of June 30, 2009.

Goodwill Impairment. During the three months ended June 30, 2008 we performed our annual impairment test by first comparing the carrying value of Autobytel to its fair value based on market capitalization at that date. As the carrying value exceeded the fair value, the second step impairment measurement was performed based on a discounted projection of future cash flows and market methods of determining fair value. As a result of this testing, a non-cash impairment charge of $52.1 million was recorded during the six months ended June 30, 2008.

 Employees

As of July 15, 2009, we had 108 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Net cash used in operating activities	$(2,359)	$(12,341)
Net cash (used in) provided by investing activities	1,734	19,859
Net cash provided by financing activities	—	601

Our principal sources of liquidity are our cash and cash equivalents balances and proceeds from dispositions of non-core businesses and the Dealix patent litigation settlement payments. We continue to have no debt. Our cash and cash equivalents totaled $26.8 million as of June 30, 2009 compared to cash and cash equivalents of $27.4 million as of December 31, 2008.

We entered into a Settlement Agreement with Dealix, which among other things, provides for settlement payments. We received settlement payments in 2007, 2008, and 2009. We have been unable to assess with reasonable assurance the collectability of the remaining payment due in March 2010 under the Settlement Agreement, as we do not have financial information to support the credit worthiness of the debtor or guarantor. We do not have reasonable assurance that we will receive the remaining payment on its due date or at all, and therefore, we have not recorded any amounts receivable related to the Settlement Agreement and cannot rely on these payments as a source of future liquidity.

During the first six months of 2009 both General Motors (“GM”) and Chrysler LLC (“Chrysler”) filed for reorganization bankruptcy.  Chrysler emerged from bankruptcy in June 2009 and GM emerged from Bankruptcy in July 2009.  For the six months ended June 30, 2009, approximately 9% of our total revenues were derived from GM and Chrysler, and approximately 14% or $1.3 million of the gross accounts receivable relate to GM and Chrysler at June 30, 2009.  GM and Chrysler’s bankruptcies have not significantly impacted our liquidity during the first half of 2009; however the future impact to our liquidity as a result of these events is uncertain.

Net Cash Used in Operating Activities

Net cash used in operating activities in first half 2009 of $2.4 million resulted primarily from a net operating loss of $0.6 million and an increase in cash used to reduce accrued expenses and other liabilities of $3.2 million primarily related to severance costs that were accrued as of December 31, 2008 and paid in first half 2009, partially offset by cash received related to the reduction of our accounts receivable of $0.7 million.  Net cash used in operating activities in first half 2008 was $12 million.  The reduction in cash used in operating activities from 2008 to 2009 was primarily due to the reduction in losses combined with changes in working capital requirements.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $1.7 million in first half 2009.  The Company received approximately $1.3 million of the $1.9 million AVV asset sale proceeds held in escrow, that is not recorded on the balance sheet.  Subsequent to the June 30, 2009 balance sheet date, we received a further $0.4 million of the escrow amounts, with the remaining $0.2 million subject to certain contingencies.  In addition, we sold all of our available-for-sale investment for cash proceeds of $0.6 million.  Net cash provided by investing activities in first half 2008 of $19.9 million was due to an increase in cash proceeds from divestures of $21.4 million, partially offset by increases in capital expenditures of $1.5 million.

Net Cash Provided by Financing Activities

Our primary source of cash from financing activities is from the exercise of stock options and the issuance of common stock pursuant to the employee stock purchase plan.  There were no financing activities in first half 2009 and $0.6 million of proceeds from option activity in first half 2008.

Off-Balance Sheet Arrangements

At June 30, 2009 we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

SFAS 157: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures of fair value measurements. SFAS 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which defers the effective date of SFAS 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. The adoption of the non-deferred portion of SFAS 157 on January 1, 2008, and the adoption of the deferred portion of SFAS 157 on January 1, 2009, did not have an impact on our consolidated financial position, results of operations, or cash flows.

SFAS 161: In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS 161 provides new disclosure requirements for derivative and hedging activities and is effective for periods beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009, and it did not have a material effect on our consolidated financial statements.

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

For the three and six months ended June 30, 2009 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or were reasonably likely to materially affect, our internal control over financial reporting.

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

The economic strength of the automotive industry significantly impacts the revenues we derive from automotive dealers, manufacturers and other customers. The automotive industry is currently experiencing what is considered to be the most challenging environment of the past several decades:

• North American vehicle sales have decreased significantly,

• Dealer consolidations, closings, and bankruptcies have increased significantly,

• General Motors and Chrysler LLC filed and emerged from bankruptcy in 2009, and

• Auto sales in the United States are expected to continue to remain at low levels throughout 2009 and into 2010.

One of the factors generally believed to be a contributing factor to the sharp decline in automotive sales has been the lack of available consumer credit to finance vehicle purchases. If credit availability does not improve, the recovery in sales may be further postponed. If automobile sales and the industry in general do not recover, then our business, results of operations, and financial condition will be materially and adversely affected.

Our common stock could be delisted from the NASDAQ Global Market if we are not able to satisfy continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.

Our common stock is currently listed on the NASDAQ Global Market. Continued listing of a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing.  The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive trading days. Our common stock has traded below $1.00 per share since October 1, 2008, and there can be no assurances made that we will satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market. The NASDAQ Stock Market LLC has implemented a temporary suspension of its minimum $1.00 closing bid price and minimum market value for publicly held shares continued listing rules. This temporary suspension will expire on July 31, 2009, with enforcement of these rules reinstated on August 3, 2009.  NASDAQ has announced that it does not expect any further extensions of the suspension.  If our common stock trades below the minimum closing bid requirement for any 30 consecutive trading days beginning on or after the August 3, 2009 reinstatement date, NASDAQ will send us a Deficiency Notice and we will be afforded a 180 day compliance period to regain compliance.  If we are unable regain compliance, we will be delisted.  If our common stock were to be delisted from the NASDAQ Global Market, the price of our common stock, the ability of holders to sell our stock, and our ability to raise additional capital will likely be adversely affected. If our common stock is delisted and thereafter traded over-the-counter, trading in our stock could be less efficient. If we sought to re-list our stock on the NASDAQ Global Market, we would be required to comply with all of the initial listing requirements to be re-listed on the NASDAQ Global Market, which in some instances are more stringent than the continued listing requirements.

Our strategy is dependent on increasing Lead referral revenue; Lead referral revenue is directly impacted by automotive dealer (“Dealer”) attrition in our dealer network and the number of Leads delivered to our Dealers; if Dealer attrition continues to increase and the total number of Leads delivered to our Dealers continues to decrease, our revenues will continue to decrease.

Our strategy and achievement of profitability are dependent on our ability to increase Lead referral revenue. If we are not successful in increasing Lead referral revenue, then we may not be able to achieve profitability in the future. Increasing Lead referral revenue is dependent upon our ability to attract and retain qualified automotive dealers and manufacturers.

We derive a majority of our revenue from Lead referral fees paid by Dealers participating in our Dealer network. In 2008 and continuing through the second quarter of 2009 and into the third quarter of 2009, we experienced attrition in the number of our Dealers and a decrease in the total number of Leads delivered. Our revenues have decreased as a result of this Dealer attrition and reduction in the total number of delivered Leads, and if Dealer attrition increases or continues at the current rate and we are unable to add new Dealers to mitigate the attrition, or if the total number of Leads continues to decrease, our revenues will continue to decrease. In order for us to grow or maintain our Dealer network, we must reduce our Dealer attrition. We cannot assure that we will be able to reduce the level of Dealer attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition. In addition to Dealer attrition and reduction in Leads delivered, if Manufacturers or Dealers require us to decrease the fees we charge for our services, our revenues will decline, which could have a material adverse effect on our business, results of operations and financial condition.

From time to time, a Dealer group or manufacturer may significantly decrease the number of Dealers participating in our Dealer network or the number of Leads accepted from us. A material factor affecting Dealer attrition is our ability to provide Dealers with high quality Leads at acceptable prices. High quality Leads are those that result in high closing ratios. Closing ratio is the number of vehicles purchased at a Dealer generated from Leads divided by to the total number of Leads sent to that Dealer. Generally, our Dealer agreements are cancelable by either party upon 30 days notice. Participating Dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms, as a result of joining alternative marketing programs, or due to the quality of our Leads. We cannot assure that Dealers will not terminate their agreements with us.

While we have a large customer population making up our revenue base, we have one customer that accounts for more than 5% of our revenue.  The loss of that customer could have a material adverse effect on our business, results of operations and financial condition.

Our Advertising Revenues could be impacted by advertising budget and website traffic reductions.

Automotive manufacturers (“Manufacturers”) continue to evaluate their ongoing advertising expenditures, the efficiencies of their advertising programs, and the websites that are included in their online advertising campaigns. As a result, advertising rates have experienced downward pressure and cutbacks in advertising budgets have occurred. The industry allocates advertising budgets on an annual basis and is currently in the “upfront” planning process for 2010. To the extent that the volume and quality of our website traffic does not allow us to achieve a favorable ranking as compared to other websites in the industry, Manufacturers and/or their advertising agencies may reduce the current committed expenditures for 2009 and/or not include our websites in the “upfront” advertising expenditure allocations for 2010.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 25, 2009.  The following is a brief description of the matters voted at the meeting and the number of votes cast for or against and, if applicable, the number of abstentions and broker non-votes with respect to each matter.  Each director proposed by us was elected.  The stockholders re-elected the following nominee as a Class II director of our board of directors:

	For	Withheld Authority
Mark N. Kaplan	27,075,155	9,755,288

Mr. Kaplan’s term of office as director continued after the meeting.

Item 5. Other Information

In connection with the appointment of Mr. Jeffrey H. Coats as our President and Chief Executive Officer in December 2008, we and Mr. Coats entered into an employment agreement as of December 11, 2008. On April 3, 2009, the Compensation Committee approved amendments to Mr. Coats’ employment agreement and approved the grant of stock options to Mr. Coats. Mr. Coats’ initial employment agreement, as amended by the Compensation Committee on April 3, 2009 and subsequent to that date, is referred to in this Quarterly Report on Form 10-Q as the “Coats Employment Agreement.”  The Coats Employment Agreement was formally` documented and executed by Mr. Coats and us on July 22, 2009.

The Coats Employment Agreement is for a term of three years commencing April 3, 2009. Mr. Coats is entitled to an annual base salary of $390,000 for the first year of the employment term and $420,000 during the remaining term of the Coats Employment Agreement. In addition, Mr. Coat’s was paid a signing bonus of $30,000 upon his signing the Coats Employment Agreement.  Mr. Coats is also eligible to receive an annual incentive bonus opportunity targeted at 80% of his annual base salary based upon annual performance goals and the achievement of those goals, as established and determined by the Compensation Committee. The Compensation Committee has determined that Mr. Coats is eligible to earn an annual incentive bonus of up to 80% of his base annual salary. The Compensation Committee has also established that at least 50% of Mr. Coats’ target annual incentive bonus will be based upon the Company achieving one or more key cash flow measures under the Company’s 2009 operating plan and that the other 50% will be based on subjective assessment of Mr. Coats’ performance during the year, which may include performance versus individual objectives that have not yet been set.

Mr. Coats is entitled to all customary benefits afforded generally to executive officers of Autobytel, including any qualified or non-qualified pension, profit sharing and savings plans, any death benefit and disability benefit plans, life insurance coverages, any medical, dental, health and welfare plans or insurance coverages and any stock purchase programs that are approved in writing by the Board of Directors. Autobytel will pay or reimburse Mr. Coats for all reasonable business expenses incurred by Mr. Coats while employed by us.

In connection with his employment by us, Mr. Coats is relocating to Irvine, California. The Compensation Committee approved the payment or reimbursement of reasonable and customary relocation expenses directly related to Mr. Coats’ relocation, including (i) broker’s sales commission and closing costs (other than points) for either (1) Mr. Coats purchase of a new residence in California (or broker commission for leasing that residence), or (2) the sale of his residence in New Jersey; (ii) shipping two automobiles from New Jersey to California, and (iii) other reasonable and customary miscellaneous moving expenses, which other miscellaneous expenses should not exceed $30,000.  We will also pay for up to thirteen months of temporary housing for Mr. Coats until May 31, 2010 (“Temporary Housing Term”), such temporary housing not to exceed (i) $4,100 per month until July 31, 2009 and (ii) $5,600 per month thereafter until this temporary housing allowance ceases. In the event Mr. Coats leases a residence in California, we will pay the amount of any reasonable and customary deposits required to be paid by the lessor upon entering into the lease. If at the end of the Temporary Housing Term Mr. Coats continues to remain in the leased residence, Mr. Coats shall reimburse us for the amounts of the deposits. Relocation costs must be repaid to us if Mr. Coats terminates his employment with us voluntarily without good reason or is terminated for cause by us within two years of April 3, 2009. We will make additional payments to Mr. Coats to compensate for his additional tax obligations incurred by reason of our payment or reimbursement of Mr. Coats’ relocation expenses.

If Mr. Coats’ employment is terminated by us without “cause” (as defined in the Coats Employment Agreement) during the term of the Coats Employment Agreement or if Mr. Coats terminates his employment with “good reason” (as defined in the Coats Employment Agreement) during the term of the Coats Employment Agreement, Mr. Coats is entitled to a lump sum payment equal to his annual base salary, as well as reimbursement or payment of the premiums for continuation of his medical, dental, and vision insurance benefits under COBRA (Consolidated Omnibus Budget Reconciliation Act) for a period of twelve months after the employment termination date. In the event of a termination of Mr. Coats’ employment in connection with, or within eighteen months following, a change in control of Autobytel that occurs during the term of Mr. Coats’s employment, Mr. Coats is entitled to a lump sum payment equal to 1.3 times his annual base salary. Mr. Coats will also provide consulting services to us or our successor for a period of one year after the date of the change in control and will receive compensation equal to 50% of his base annual salary for those consulting services. We are not obligated to make additional payments to Mr. Coats to compensate for his additional tax obligations if Mr. Coats’ compensation is deemed to be excess parachute payments under the Internal Revenue Code. Payment of the severance benefits under the Coats Employment Agreement is conditioned on Mr. Coats’ execution of a general release of claims in favor of us. The Coats Employment Agreement contains confidentiality and non-solicitation provisions that extend beyond termination.

The foregoing description of the Coats Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Coats Employment Agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.91 and incorporated herein by reference.

On April 3, 2009 (“Coats Options Grant Date”), Mr. Coats was granted stock options to purchase 1,000,000 shares of our common stock (“Coats Employment Options”), which will all vest on the first anniversary of the Coats Options Grant Date. The award agreements for the Coats Employment Options were formally documented and executed by us and Mr. Coats on July 22, 2009.  The options have a term of ten years from the Coats Options Grant Date. The Coats Employment Options have an exercise price of $.35 per share (“Coats Options Exercise Price”), which was higher than the closing price of the our common stock on the NASDAQ Global Market on the Coats Options Grant Date. The shares issuable upon exercise of the Coats Employment Options will be subject to resale restrictions that lapse as to one-third of the shares on the first anniversary of the Coats Options Grant Date and thereafter will lapse as to the remaining two-thirds of the shares in equal one-twelfth (1/12) installments of the original number of shares subject to the options each quarter until all resale restrictions have lapsed (“Resale Restrictions”). In the event of a termination of Mr. Coats’ employment by us without “cause” or by Mr. Coats for “good reason,” all options unvested at the time of termination will vest, the Resale Restrictions on shares issued upon exercise of the Coats Employment Options will accelerate and lapse, and Mr. Coats will have until the earlier of two years from the termination date or the original expiration date of the options to exercise any previously unexercised options. In the event Mr. Coats resigns without “good reason,” he will only have one day after his resignation to exercise any options that had vested prior to the date of resignation, and any unexercised options will expire. Any shares issued to Mr. Coats upon exercise of options prior to, or within one day after, the date of Mr. Coats’ resignation will remain subject to the Resale Restrictions. Should we terminate Mr. Coats’ employment for “cause,” all options that are unvested or that are vested and unexercised at the time of termination will expire, and any shares that have been issued upon exercise of the options prior to the date of termination remain subject to the Resale Restrictions and are subject to our right (but not an obligation) to repurchase the shares at the Coats Options Exercise Price (“Company Repurchase Rights”). Upon a termination of Mr. Coats’ employment by reason of his death or disability, the Coats Employment Options will be subject to the same terms and conditions as would apply if Mr. Coats’ employment had been terminated by us without cause, except (i) the vesting of any unvested options will not accelerate; and (ii) the post-termination exercise period for any options vested prior to the termination date will be twelve months in the case of a termination by reason of death and six months in the case of a termination by reason of disability. The Coats Employment Options are subject to a “double trigger” in the event of a change in control of Autobytel, which provides that unless otherwise provided for in the applicable transaction documents resulting in a change in control or Mr. Coats’ employment is terminated in connection with the change in control, the occurrence of a change in control of Autobytel does not itself accelerate the vesting of the Coats Employment Options or the lapse of the Resale Restrictions or terminate our Repurchase Rights, and all terms and conditions of the Coats Employment Options will survive the change in control and remain applicable to the options or any successor options.

The foregoing description of the Coats Employment Options does not purport to be complete and is qualified in its entirety by reference to the full text of the award agreements for the Coats Employment Options, copies of which are filed herewith as Exhibit 10.92, 10.93, and 10.94 and incorporated herein by reference.

Item 6. Exhibits

2.1
Asset Purchase Agreement dated as of January 23, 2008, between the Company, AVV, Inc. and Dominion Enterprises is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2008.

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly autobytel.com inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009 is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed with the SEC on April 24, 2009.

3.2
Amended and Restated Bylaws of Autobytel, as amended by Amendment No. 1 adopted August 14, 2001, Amendment No. 2 adopted April 23, 2002, Amendment No. 3 adopted March 13, 2006, Amendment No. 4 adopted December 5, 2007, Amendment No. 5 adopted December 8, 2008, and Amendment No. 6 adopted December 19, 2008 is incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2001 filed with the SEC on November 14, 2001.

4.2
Amended and Restated Rights Agreement, dated as of April 24, 2009, between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation (which includes the form of Amended Certificate of Designation of the Series A Junior Participating Preferred Stock of Autobytel as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C) is incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed with the SEC on April 24, 2009.

10.86* **	Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, dated May 1, 2009.

10.87* **	Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan, dated May 1, 2009.

10.88* **	Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, dated May 1, 2009.

10.89* **	Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan, dated May 1, 2009.

10.90* **	Amendment No. 1 To The Autobytel Inc. 2006 Inducement Stock Option Plan, dated May 1, 2009.

10.91* **	Autobytel Inc. Amended and Restated Employment Agreement, dated effective as of April 3, 2009, between Autobytel and Jeffrey H. Coats.

10.92* **	Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement, dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats.

10.93* **	Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, Stock Option Award Agreement, dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats.

10.94* **	Autobytel Inc. 2004 Restricted Stock and Option Plan, Stock Option Award Agreement, dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats.

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated July 24, 2009.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated July 24, 2009.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated July 24, 2009.

*	Filed herewith

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

Date: July 24, 2009

	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1
Asset Purchase Agreement dated as of January 23, 2008, between the Company, AVV, Inc. and Dominion Enterprises is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2008.

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly autobytel.com inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009 is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed with the SEC on April 24, 2009.

3.2
Amended and Restated Bylaws of Autobytel, as amended by Amendment No. 1 adopted August 14, 2001, Amendment No. 2 adopted April 23, 2002, Amendment No. 3 adopted March 13, 2006, Amendment No. 4 adopted December 5, 2007, Amendment No. 5 adopted December 8, 2008, and Amendment No. 6 adopted December 19, 2008 is incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2001 filed with the SEC on November 14, 2001.

4.2
Amended and Restated Rights Agreement, dated as of April 24, 2009, between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation (which includes the form of Amended Certificate of Designation of the Series A Junior Participating Preferred Stock of Autobytel as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C) is incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed with the SEC on April 24, 2009.

10.86* **	Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, dated May 1, 2009.

10.87* **	Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan, dated May 1, 2009.

10.88* **	Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, dated May 1, 2009.

10.89* **	Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan, dated May 1, 2009.

10.90* **	Amendment No. 1 To The Autobytel Inc. 2006 Inducement Stock Option Plan, dated May 1, 2009.

10.91* **	Autobytel Inc. Amended and Restated Employment Agreement, dated effective as of April 3, 2009, between Autobytel and Jeffrey H. Coats.

10.92* **	Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement, dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats.

10.93* **	Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, Stock Option Award Agreement, dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats.

10.94* **	Autobytel Inc. 2004 Restricted Stock and Option Plan, Stock Option Award Agreement, dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats.

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated July 24, 2009.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated July 24, 2009.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated July 24, 2009.

*	Filed herewith

** Management Contract or Compensatory Plan or Arrangement