Form 10-Q
period 2009-09-30
AUTOBYTEL  INC
filed 2009-10-23
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of October 15, 2009, there were 45,184,679 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Condensed Financial Statements

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per-share data)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$25,239	$27,393
Accounts receivable, net of allowances for bad debts and customer credits of $1,294 and $1,277 at September 30, 2009 and December 31, 2008, respectively	8,802	10,047
Prepaid expenses and other current assets	744	1,378
Total current assets	34,785	38,818
Property and equipment, net	1,348	2,421
Investment and other assets	130	763
Total assets	$36,263	$42,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,917	$3,579
Accrued expenses and other current liabilities	3,652	6,432
Deferred revenues	794	1,835
Total current liabilities	7,363	11,846
Non-current liabilities	108	181
Total liabilities	7,471	12,027
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 45,184,679 and 45,219,679 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	45	45
Additional paid-in capital	301,512	300,720
Unrealized gain from investment	—	568
Accumulated deficit	(272,765)	(271,358)
Total stockholders’ equity	28,792	29,975
Total liabilities and stockholders’ equity	$36,263	$42,002

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Lead fees	$11,695	$15,571	$35,431	$50,910
Advertising	1,627	1,640	5,100	5,906
Other revenues	32	59	138	137
Total net revenues	13,354	17,270	40,669	56,953
Cost of revenues (excludes depreciation of $225 and $318 for the three months ended September 30, 2009 and 2008, respectively and $859 and $1,102 for the nine months ended September 30 2009 and 2008, respectively)	8,614	11,107	26,523	37,146
Gross profit	4,740	6,163	14,146	19,807

Operating expenses:
Sales and marketing	2,387	4,001	7,568	13,516
Technology support	1,357	3,651	4,044	11,924
General and administrative	2,409	4,593	9,495	15,328
Patent litigation settlement	(2)	—	(2,848)	(2,667)
Goodwill impairment	—	—	—	52,074
Total operating expenses	6,151	12,245	18,259	90,175

Operating loss	(1,411)	(6,082)	(4,113)	(70,368)

Interest and other income	94	271	915	1,116
Provision for income taxes	124	—	124	—
Loss from continuing operations	(1,441)	(5,811)	(3,322)	(69,252)
Discontinued operations, net	642	184	1,915	4,390
Net loss	$(799)	$(5,627)	$(1,407)	$(64,862)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.03)	$(0.13)	$(0.07)	$(1.57)
Discontinued operations, net	0.01	—	0.04	0.10
Basic and diluted loss per common share	$(0.02)	$(0.13)	$(0.03)	$(1.47)

Comprehensive loss:
Net loss	$(799)	$(5,627)	$(1,407)	$(64,862)
Unrealized gain/(loss) from investment	—	33	—	(6)
Comprehensive loss	$(799)	$(5,594)	$(1,407)	$(64,868)

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,407)	$(64,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,258	3,551
Provision for bad debts	864	673
Provision for customer credits	729	792
Gain on sale of AVV business	(1,772)	(4,204)
Share-based compensation	792	2,129
Loss on goodwill impairment	—	52,074
Changes in assets and liabilities:
Accounts receivable	(348)	(2,364)
Prepaid expenses and other current assets	634	(44)
Investment and other non-current assets	(569)	84
Accounts payable	(662)	(1,826)
Accrued expenses and other liabilities	(2,780)	(1,456)
Deferred revenues	(1,041)	338
Non-current liabilities	(73)	(107)
Net cash used in operating activities	(4,375)	(15,222)

Cash flows from investing activities:
Maturities of short-term investments	—	14,050
Purchases of short-term investments	—	(14,050)
Purchases of property and equipment	(131)	(2,254)
Proceeds from sale of AVV business	1,772	21,396
Proceeds from sale of available-for-sale investment	580	—
Net cash provided by investing activities	2,221	19,142

Cash flows from financing activities:
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	—	649
Net cash provided by financing activities	—	649

Net (decrease)/increase in cash and cash equivalents	(2,154)	4,569
Cash and cash equivalents, beginning of period	27,393	27,601
Cash and cash equivalents, end of period	$25,239	$32,170

See accompanying notes.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations of Autobytel

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive dealers and manufacturers sell cars and light trucks. By connecting consumers to automotive dealers and manufacturers through internet lead referral programs and online advertising, the Company provides automotive dealers and manufacturers with opportunities to efficiently market their vehicles to potential customers. The Company purchases from third parties and generates from its own websites consumer internet requests for pricing and availability on new and used cars as well as for vehicle financing (“Leads”). The Company sells the Leads primarily to its automotive dealer and manufacturer customers. Leads are purchased from a network of supplier websites (“Network Websites”). These Network Websites provide substantially all of the Company’s Leads. Additionally, the Company owns and operates consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, and MyRide.com® that provide consumers with information and tools to aid them with their automotive purchase decisions. The Company’s owned websites provide a small percentage of its Leads and a significant portion of its page views for the advertising component of its advertising business. In addition to its websites, the Company provides advertising opportunities for automotive manufacturers and other automotive advertisers through its marketing network, which includes its AutoReach advertising network (“Ad Network”) and co-branded websites.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

The Company experienced negative cash flow in the nine months ended September 30, 2009 and throughout 2008, and at September 30, 2009, had an accumulated deficit of $273 million.  The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular, however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. Basis of Presentation, Unaudited Interim Financial Statements

The unaudited consolidated condensed financial statements of Autobytel presented herein are presented on the same basis as the Company’s 2008 Annual Report on Form 10-K.  Autobytel has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Autobytel’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

In the opinion of Autobytel’s management, the accompanying unaudited interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) to fairly present Autobytel’s consolidated condensed financial position as of September 30, 2009 and the consolidated condensed statements of operations and cash flows for the nine months ended September 30, 2009 and 2008, as applicable. The statements of operations and cash flows for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  Autobytel’s management has evaluated subsequent events through October 23, 2009, the date the financial statements are issued.

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

3. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168 – “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS 162.  SFAS 168 provides that the FASB Accounting Standards Codification (the “Codification”) is the single source of U.S. GAAP in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative guidance for SEC registrants. The Codification was not meant to create new accounting and reporting guidance, but rather to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into accounting topics within a consistent organizational structure. The Codification supersedes all existing non-SEC accounting and reporting standards and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description that follows, the Company will provide reference to both the Codification Topic reference and the previously authoritative references in “italics” related to Codification Topics and Subtopics, as appropriate.

Fair Value Measurements

(Included in Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” previously known as SFAS 157, “Fair Value Measurements”).  In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value and expands disclosures of fair value measurements. SFAS 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which defers the effective date of SFAS 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. The adoption of the non-deferred portion of SFAS 157 on January 1, 2008 and the adoption of the deferred portion of SFAS 157 on January 1, 2009 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Derivative and Hedging Activities

(Included in ASC 815 “Derivatives and Hedging,” previously known as SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133”).  In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS 161 provides new disclosure requirements for derivative and hedging activities and is effective for periods beginning after November 15, 2008. Since the Company does not have any Derivatives or Hedging Activities, the adoption of SFAS 161 on January 1, 2009 did not have any effect on its consolidated financial statements.

Non-Controlling Interests

(Included in ASC 810 “Consolidations,” previously known as SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB 51”).  In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB 51.” This standard provides new accounting guidance and disclosure requirements for non-controlling interests in a subsidiary. Since the Company does not have non-controlling interests in its subsidiaries, the adoption of SFAS 161 on January 1, 2009 did not have any effect on its consolidated financial statements.

Business Combinations

(Included in ASC 805 “Business Combinations,” previously known as SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB 51”).  In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations occurring after December 31, 2008. The nature and magnitude of the specific effect the adoption of SFAS 141R will have on the Company’s consolidated financial statements will depend on the nature, terms, size of acquisitions, if any, it may consummate subsequent to the effective date of January 1, 2009.

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

The following are the share amounts utilized to compute the basic and diluted net loss per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic and diluted shares:
Weighted average common shares outstanding	44,958,840	44,194,668	44,957,194	44,031,077
Weighted average unvested restricted stock outstanding	(456,679)	(11,087)	(456,679)	(3,723)
Basic and dilutive shares	44,502,161	44,183,581	44,500,515	44,027,354

For the three months ended September 30, 2009 and 2008, 8.1 million and 6.9 million outstanding stock options and restricted stock, respectively, which could dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive.   For the nine months ended September 30, 2009 and 2008; 8.2 million and 7.7 million, respectively, anti-dilutive stock options and restricted stock were excluded from the calculation of diluted earnings per share.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

5. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Cost of revenues	$7	$21	$20	$77
Sales and marketing	85	165	257	554
Technology support	25	45	68	295
General and administrative (a)	150	330	447	1,203
Total share-based compensation costs	$267	$561	$792	$2,129

(a)  Approximately $46,000 of accelerated stock compensation expense is included in the nine months ended September 30, 2009 amount. This award accelerated vesting in accordance with the original award agreement.

Stock Options

During the three and nine months ended September 30, 2009, the Company granted 691,777 and 1,891,777 service-based stock options, with weighted average grant date fair values of $0.37 and $0.24, respectively.  During the three and nine months ended September 30, 2008, the Company granted 1,487,000 and 1,852,500 service-based stock options, with weighted average grant date fair values of $0.53 and $2.20, respectively.  The Company’s President and Chief Executive Officer was granted 1,000,000 of the total 1,891,777 awards granted during the nine months ended September 30, 2009 (“CEO Awards”).  The CEO Awards vest on the first anniversary of the grant date and have an exercise price of $0.35, which was higher than the closing price of the Company’s common stock on the grant date.  The shares that are issuable upon exercise of the CEO Award options are subject to restrictions on resale that lapse over time (as to one-third on the first anniversary of the grant date and thereafter will lapse as to the remaining two-thirds of the shares in equal one-twelfth (1/12) installments of the original number of shares subject to the options each quarter until all resale restrictions have lapsed).  The vesting of these options and lapse of the resale restrictions will accelerate upon involuntary termination of employment by the Company without cause or for voluntary termination by the CEO for good reason.

During the nine months ended September 30, 2008, the Company granted 216,667 performance based stock options, with a weighted average fair value of $0.80.  These awards did not vest as the employees who were granted these awards terminated employment with the Company prior to the performance measurement date.

During the nine months ended September 30, 2009 the Company granted 1,068,250 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $0.35, with a fair market value per option granted of $0.19.  One-third of these options cliff vest on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercisable.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercisable.  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercisable. Certain of these options will accelerate upon a change in control.

There were no stock options exercised during the three and nine months ended September 30, 2009. The Company issued 320,000 shares of common stock upon the exercise of stock options for the nine months ended September 30, 2008.

The weighted average grant date fair value of all options granted in the three and nine months ended September 30, 2009 were $0.37 and $0.22, respectively.  The weighted average grant date fair value of all options granted in the three and nine months ended September 30, 2008 were $0.53 and $2.28, respectively.  The grant date fair value of all stock options granted during these periods was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Volatility	80%	62%	75%	62%
Risk-free interest rate	2.2%	3.0%	1.7%	2.9%
Expected life (years)	4.1	4.1	4.1	4.1

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

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was suspended by the Company’s Board of Directors during the third quarter of 2008.  The Company provided 62,043 ESPP awards during the three and nine months ended September 30, 2008 under the ESPP, with a weighted-average grant date fair value per award of $0.64.

6. Selected Balance Sheet Accounts

Investment

Autobytel had an investment in one publicly traded company’s equity securities, acquired as part of an acquisition in 2001, that it categorized as available-for-sale.  Investments categorized as available-for-sale are measured at fair value with unrealized gains and losses included in accumulated comprehensive income as a separate component of stockholders’ equity. The Company recorded its investments based on “Level 1” inputs, which were quoted market prices in an active market for identical assets or liabilities.  During the nine months ended September 30, 2009 Autobytel sold its investment and realized a gain of $0.6 million, which is included in other income on the Consolidated Condensed Statement of Operations and Comprehensive Loss.  As of December 31, 2008, the investment was valued at $0.6 million, with $0.6 million recorded in accumulated other comprehensive income.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Property and Equipment

Property and equipment consisted of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Computer software and hardware	$9,181	$9,138
Furniture and equipment	1,439	1,715
Leasehold improvements	949	1,249
Capitalized internal use software	912	912
	12,481	13,014
Less – Accumulated depreciation and amortization	(11,133)	(10,593)
Property and Equipment, net	$1,348	$2,421

At September 30, 2009 and December 31, 2008, capitalized internal use software, net of amortization, and development in process were $0.2 million and $0.4 million, respectively.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, and in particular with the three largest U.S. automobile manufacturers (General Motors, Chrysler LLC, and Ford) (“Detroit Three”). During the first nine months of 2009 approximately 12% of the Company’s total revenues were derived from the Detroit Three, and approximately 24% or $2 million of gross accounts receivable relate to the Detroit Three at September 30, 2009.  The Company has not established a specific allowance for doubtful accounts related to the Detroit Three accounts receivable at September 30, 2009.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2009	December 31, 2008
	(in thousands)

Compensation and related costs	$2,395	$2,288
Accrued severance	62	2,614
Professional fees	14	340
Other accrued expenses	454	261
Amounts due to customers	535	583
Outstanding checks	155	143
Employee benefits	33	36
Other current liabilities	4	167
Total accrued expenses and other current liabilities	$3,652	$6,432

Goodwill

During second quarter 2008, the Company performed its annual impairment test by first comparing the carrying value of the Company to its fair value based on its market capitalization at that date. As the carrying value exceeded the fair value, the second step impairment measurement was performed based on a discounted projection of future cash flows and market methods of determining fair value. As a result of this testing, the entire goodwill balance of $52.1 million was impaired and written-off as an expense in second quarter 2008.

7. Discontinued Operations

On January 23, 2008, the Company completed the sale of certain assets and liabilities of its AVV, Inc. data extraction and customer relationship management software business to Dominion Enterprises (“Dominion”) for approximately $22.75 million in cash, plus a working capital payment of approximately $1.0 million. The Company recorded a gain on sale of approximately $4.2 million in connection with the transaction in the three months ended March 31, 2008. The Company and Dominion also agreed to a $1.9 million escrow in connection with the transaction.  During the three months ended September 30, 2009, the Company received approximately $0.5 million of the escrow proceeds, bringing the total proceeds received from the escrow account for the nine months ended September 30, 2009 to $1.8 million.  These amounts are classified as a gain on sale, discontinued operations.  The remaining $0.1 million of escrow proceeds were distributed to Dominion; therefore, no significant escrow amounts are outstanding as of September 30, 2009.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

For the three and nine months ended September 30, 2009 and 2008, the results of operations of AVV are reported as discontinued operations, net of taxes, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Total net revenues:	$—	$—	$—	$568
Cost of revenues	—	—	—	—
Gross profit	—	—	—	568

Operating expenses:
Sales and marketing	—	—	—	150
Technology support	—	—	—	114
General and administrative	—	—	—	53
Total operating costs	—	—	—	317

Gain on sale	499	—	1,772	4,204
(Benefit)/provision for income taxes	(143)	(184)	(143)	65
Discontinued operations, net	$642	$184	$1,915	$4,390

8. Patent Litigation Settlements

Dealix Patent Litigation Settlement  In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (the “Settlement Agreement”). The Settlement Agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company, the Cobalt Group, of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three anniversary dates of the initial payment. The Company received the first of three installments of $2.7 million in March 2008, and in March 2009, the Company received the second installment of $2.7 million pursuant to the Settlement Agreement. The Company records the payments as patent litigation settlement in the period payment is received, as a reduction to operating expenses. The remaining payment is guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. The Company has been unable to assess with reasonable assurance the collectability of the remaining payment under the Settlement Agreement as the Company does not have financial information to support the credit worthiness of the debtor or guarantor. The Company does not have reasonable assurance that it will receive the remaining payment on its due date or at all and therefore has not recorded any amounts receivable related to the Settlement Agreement as of September 30, 2009 or December 31, 2008.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Texas and California Patent Litigation Settlements. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, on April 23, 2009 the Company announced that it entered into a settlement agreement with Insweb Corporation (“Insweb”), Leadpoint, Inc. (“Leadpoint”), and Internet Brands, Inc. (“Internet Brands”) settling and dismissing with prejudice various patent-related and other claims by and against the Company. Under the settlement terms, Autobytel granted to Insweb, Leadpoint and Internet Brands, and Insweb, Leadpoint and Internet Brands each granted to Autobytel, a non-exclusive perpetual license to their respective patents as well as long-term covenants not to sue any of the parties for infringement of current or future patents; and mutual releases of claims. In connection with the settlement, (i) Autobytel and Autodata Solutions, Inc. (“Autodata”), a wholly owned subsidiary of Internet Brands, entered into a Master License and Services Agreement pursuant to which the Company will have the right to publish certain editorial content, images, shopping tools and vehicle data provided by Autodata for a term of five years; and (ii) shares of Internet Brands’ common stock previously issued to one of the Company’s subsidiaries but held by Internet Brands was released to the Company. In addition, InsWeb and Autobytel entered into a Content License Agreement pursuant to which Autobytel will receive specific auto insurance editorial content, data and interactive tools from InsWeb. The content and tools will contain links to one of InsWeb’s insurance websites, and Autobytel and InsWeb will share the revenue associated with consumer activity generated by the links. LeadPoint agreed to pay Autobytel $200,000, $100,000 of which was paid in connection with the signing of the settlement, to be followed by $50,000 installments payable on or before March 31, 2010 and September 30, 2010, respectively. In connection with the settlement, all claims brought by Insweb, Internet Brands and Leadpoint against Dominion Enterprises (“Dominion”), the purchaser of the Company’s AVV business,  and Retention Performance Marketing, Inc. (“RPM”), and OneCommand, Inc. (“OneCommand”), the purchaser of the Company’s RPM business, were also dismissed with prejudice, with Internet Brands, Leadpoint, and Insweb each providing Dominion, OneCommand, and RPM covenants not to sue for infringement of the Insweb patent at issue in the litigation, and Dominion, OneCommand, and RPM each granting to Insweb, Internet Brands, and Leadpoint, and Insweb, Internet Brands and Leadpoint each granting to Dominion, OneCommand, and RPM, long-term mutual releases of claims.

Edmunds Declaratory Relief Action Settlement. On March 13, 2008, Edmunds Holding Company and Edmunds.com (collectively “Edmunds”) filed a lawsuit against the Company in the United States District Court for the District of Delaware relating to the Company’s U.S. Patent Number 6,282,517 for lead technology (“‘517 Patent”). In the lawsuit, Edmunds sought a declaration that its business activities, some of which include generating automotive leads, did not infringe the ‘517 Patent and that such patent was invalid. On February 20, 2009, this declaratory relief action was dismissed by the court. In March 2009, the Company entered into a settlement resolving the issues presented in Edmunds’ declaratory judgment action.  Under this settlement, Autobytel granted to Edmunds a limited license to the ‘517 Patent and other existing Autobytel leads-related patents in exchange for the right to publish on Autobytel’s family of websites a select assortment of Edmunds.com’s industry-leading multi-media automotive content, including photos, editorial reviews, and articles. The settlement agreement also provided for mutual releases of claims.  This settlement did not have a material impact on the Company’s financial statements.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

9. Commitments and Contingencies

Employment Agreements

The Company has employment agreements and retention agreements with certain key employees. A number of these agreements require severance payments, continuation of certain insurance benefits and acceleration of vesting of stock options and restricted stock units in the event of a termination of employment without cause or for good reason. In addition, these employees were also granted stock options and awarded restricted stock, the agreements for which provide for acceleration of vesting upon a change of control of Autobytel.

Effective April 3, 2009, the Company and Mr. Jeffrey H. Coats, the Company’s President and Chief Executive Officer, agreed to amend and restate Mr. Coats’ employment agreement to provide Mr. Coats with relocation benefits and severance payments, continuation of certain insurance benefits, and acceleration of vesting and lapsing of resale restrictions in the event of Mr. Coats termination of employment by the Company without cause or by Mr. Coats for good reason.

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies.  The parties in the approximately 300 coordinated cases, including Autobytel, the underwriter defendants in the Autobytel class action lawsuit, and the plaintiff class in the Autobytel class action lawsuit, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel.  On October 6, 2009, the Court granted final approval of the settlement.  The time to appeal the final approval decision will expire on November 5, 2009.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement is appealed, the settlement does not survive that appeal, and Autobytel is found liable, it is possible that damages could be greater than Autobytel’s insurance coverage and the impact on Autobytel’s financial statements could be material.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”), and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies.  The parties in the approximately 300 coordinated cases, including Autoweb, the underwriter defendants in the Autoweb class action lawsuit, and the plaintiff class in the Autoweb class action lawsuit, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb.  On October 6, 2009, the Court granted final approval of the settlement.  The time to appeal the final approval decision will expire on November 5, 2009.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement is appealed, the settlement does not survive that appeal, and Autoweb is found liable, it is possible that damages could be greater than Autoweb’s insurance coverage and the impact on Autobytel’s financial statements could be material.

From time to time, the Company is involved in other litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition, and cash flows.

10. Related Party Transaction

On April 3, 2009, the Compensation Committee approved the payment of $70,000 to Maverick Associates LLC, a Delaware limited liability company, for consulting services rendered to the Company by Jeffrey H. Coats during 2008 in connection with the Company’s evaluation of strategic alternatives and development and implementation of cost reduction initiatives by the Company. Mr. Coats is the sole member of Maverick Associates.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

Basis of Presentation

We sold certain assets and liabilities of our AVV Inc. (“AVV”) business on January 23, 2008. Accordingly, AVV is presented in the unaudited consolidated condensed financial statements as discontinued operations. As discontinued operations, revenues and expenses are presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Condensed Statements of Operations and Comprehensive Loss. Expenses included in discontinued operations are direct costs that will be eliminated from future operations.

Overview

We are an automotive marketing services company that assists automotive dealers and manufacturers sell cars and light trucks. By connecting consumers to automotive dealers and manufacturers through internet lead referral programs and online advertising, we provide automotive dealers and manufacturers with opportunities to efficiently market their vehicles to potential customers. We purchase from third parties and generate from our own websites consumer internet requests for pricing and availability on new and used cars as well as for vehicle financing (these consumer internet requests are referred to in this Quarterly Report on Form 10-Q as “Leads”). We sell the Leads primarily to our automotive dealer and manufacturer customers. Leads are purchased from a network of supplier websites (“Network Websites”). These Network Websites provide substantially all of our Leads. Additionally, we own and operate consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, and MyRide.com® that provide consumers with information and tools to aid them with their automotive purchase decisions. Our owned websites provide a small percentage of our Leads but provide a significant portion of our page views for the advertising component of our business. In addition to advertising on our websites, we provide advertising opportunities for automotive manufacturers and other automotive advertisers through our marketing network, which includes our AutoReach advertising network (“Ad Network”) and co-branded websites.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

For the three and nine months ended September 30, 2009 our results of operations were affected and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•
General economic conditions, specifically including the adverse effect of high unemployment on the number of vehicle purchasers and the lack of available consumer credit to finance vehicle purchases.  These economic conditions have affected the automotive industry, which is currently experiencing what is considered to be the most challenging environment of the past several decades:

•	North American vehicle sales have decreased significantly,

•	Dealer consolidations, closings, and bankruptcies have increased significantly,

•	General Motors and Chrysler filed for and emerged from bankruptcy in 2009, and

•	Auto sales in the United States are expected to continue to remain at low levels throughout 2009 and into 2010.

•	The market for Leads, including:

•
The effects of competition and Lead sourcing (i.e., Leads from our owned web sites versus Leads acquired from third parties) on our supply and acquisition costs of quality Leads and the resulting effects on sales, pricing and margins for our services and products, and

•	A declining Dealer base and a corresponding decline in the number of Leads delivered to our Dealers in the aggregate.

•	The market for advertising services, including:

•	Variations in spending by manufacturers and others for our advertising services,

•	The amount of visits (traffic) to our websites,

•	The cost of acquiring traffic to our websites, and

•	The rates attainable from our advertisers.

•
The effects of the U.S. Government sponsored “cash-for-clunkers” incentive program in the third quarter 2009, including the impact on Lead sales and advertising services in the third quarter, as well as the potential near-term impact on future vehicle purchases and advertising. These government incentives may have accelerated future vehicle sales into the third quarter of 2009, which reduced dealer inventories and potential vehicle purchasers in the near-term, which may negatively impact future supply of Leads, at least in the fourth quarter of 2009. Although the cash-for-clunkers program resulted in higher traffic to our Web sites during the third quarter of 2009,  advertisers’ budgets with Autobytel did not increase much from prior periods and their spend in other areas may adversely impact their future advertising spend with Autobytel, at least in the fourth quarter of 2009.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Results of Operations

 Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

					Change
	2009	% of Total net revenues	2008	% of Total net revenues	$	%
	($ amounts in thousands)
Net revenues:
Lead Fees	$11,695	88%	$15,571	90%	$(3,876)	(25)%
Advertising	1,627	12	1,640	10	(13)	(1)
Other	32	—	59	—	(27)	(46)

Total net revenues	13,354	100	17,270	100	(3,916)	(23)
Cost of revenues (excludes depreciation of $225 and $318 for the three months ended September 30, 2009 and 2008, respectively)	8,614	65	11,107	64	(2,493)	(22)
Gross profit	4,740	35	6,163	36	(1,423)	(23)

Operating expenses:
Sales and marketing	2,387	18	4,001	23	(1,614)	(40)
Technology support	1,357	10	3,651	21	(2,294)	(63)
General and administrative	2,409	18	4,593	27	(2,184)	(48)
Patent litigation settlement	(2)	—	—	—	(2)	—
Total operating expenses	6,151	46	12,245	71	(6,094)	(50)

Operating loss	$(1,411)	(11)%	$(6,082)	(35)%	$4,671	(77)%

 Lead Fees. Lead fees decreased $3.9 million or 25% in third quarter 2009, compared to third quarter 2008, and was primarily a result of the following:

•
a 12% decline in the total volume of new and used car sales Leads delivered, which was due to a 35% net reduction in the number of auto-dealer customers, partially offset by an increase in the number of Leads delivered per customer,

•	a 9% decline in our average sales price per Lead (6%, excluding OEM customers), was due primarily to continued pressures on pricing from our retail, and particularly our OEM customers,

•
The U.S. Government sponsored “cash-for-clunkers” incentive program generated relatively significant sales for automotive-dealers during the third quarter of 2009, but it had a mixed impact on Autobytel.  Although we experienced increased Leads delivered per dealer as a result of the program during the quarter, overall dealer demand for our Lead programs decreased, reflected by fewer new dealers, as certain dealers felt that they had a sufficient volume of customers through increased on-line and showroom traffic.

Advertising. Advertising revenues for third quarter 2009 were relatively consistent with third quarter 2008.  The cash-for-clunkers program increased the traffic to our websites during the third quarter 2009 compared to 2008, as more consumers visited our sites to perform on-line cash-for-clunkers-related research, however, this increase was offset by lower advertising rates.

Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs, and other cost of revenues. Lead and traffic acquisition costs consist of payments made to our Lead providers, including internet portals and online automotive information providers. Other cost of revenues consists of search engine marketing and fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, development and maintenance costs related to our websites, server equipment depreciation and technology amortization and compensation related expense. Search engine marketing (“SEM”), sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

The $2.5 million or 22% decrease in the cost of revenues in third quarter 2009 compared to third quarter 2008 was primarily due to a decrease of $1.2 million in Lead acquisition costs directly related to the decline in volume of Leads delivered, a decrease in depreciation of $0.6 million, a $0.6 million decrease in other traffic acquisition costs, a decrease in hosting and data content of $0.2 million, and a net $0.1 million increase in other net expense amounts.  Other traffic acquisition costs have decreased due to cost containment initiatives and efforts to more efficiently deploy marketing dollars. Depreciation and other website related costs have decreased due to the decision to discontinue the use of the MyRide related

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

software platform in the fourth quarter of 2008.  The average cost per purchased Lead increased by approximately 3% in third quarter 2009, compared to the same period in 2008.  This increase is due to the increased cost of retail Leads combined with an increase in the relative percentage of Leads delivered to retail automotive dealers.  The increased cost of our retail Leads is primarily the result of an increase in the overall quality of the Leads purchased.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, internal personnel costs, and other costs associated with dealer sales, website advertising, and dealer support. Sales and marketing expense in third quarter 2009 decreased by $1.6 million or 40% compared to third quarter 2008, due principally to internal cost containment initiatives, which are related to the reductions in force which were initiated in the second half of 2008.

Technology Support. Technology support expense includes personnel costs related to enhancing the features, content and functionality of our websites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Technology support expenses in third quarter 2009 decreased by $2.3 million or 63% compared to third quarter 2008, due to compensation expense savings resulting from internal cost reduction initiatives, which are related to the reductions in force which were initiated in the second half of 2008.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in third quarter 2009 decreased $2.2 million or 48% compared to third quarter 2008 due to a decrease in net personnel and temporary labor expense of $0.9 million (including a $0.2 million decrease of stock compensation), a decrease of approximately $0.8 million of insurance and other expenses, and a decrease of $0.5 million of professional fees.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

					Change
	2009	% of Total net revenues	2008	% of Total net revenues	$	%
	($ amounts in thousands)
Net revenues:
Lead Fees	$35,431	87%	$50,910	89%	$(15,479)	(30)%
Advertising	5,100	13	5,906	11	(806)	(14)
Other	138	—	137	—	1	1

Total net revenues	40,669	100	56,953	100	(16,284)	(29)
Cost of revenues (excludes depreciation of $859 and $1,102 for the nine months ended September 30 2009 and 2008, respectively)	26,523	65	37,146	65	(10,623)	(29)
Gross profit	14,146	35	19,807	35	(5,661)	(29)

Operating expenses:
Sales and marketing	7,568	19	13,516	24	(5,948)	(44)
Technology support	4,044	10	11,924	21	(7,880)	(66)
General and administrative	9,495	23	15,328	27	(5,833)	(38)
Patent litigation settlement	(2,848)	(7)	(2,667)	(5)	(181)	7
Goodwill impairment	—	—	52,074	91	(52,074)	(100)
Total operating expenses	18,259	45	90,175	158	(71,916)	(80)

Operating loss	$(4,113)	(10)%	$(70,368)	(124)%	$66,255	(94)%

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Lead Fees. Lead fees decreased $15.5 million or 30% in the nine months ended September 30, 2009, compared to the same period in 2008 and was primarily a result of the following:

•
a 16% decline in the total volume of new and used car sales Leads delivered, which was due to a 35% net reduction in the number of automotive customers, including one of our large OEM customers, partially offset by a increase in the number of Leads delivered per customer.

•	a 12% decline in our average sales price per Lead (11%, excluding OEM customers), which was due primarily to sales incentives provided to new and existing auto-dealer customers.

Advertising. The $0.8 million or 14% decrease in advertising revenues for the nine months ended September 30, 2009, compared to the same period in 2008 was due primarily due to a decrease in page views as a result of the reduction in SEM of approximately 71%, partially offset by the recognition of $0.4 million of deferred advertising revenue in the nine month period ended September 30, 2009 related to advertising campaigns that were closed out with certain advertisers.

Cost of Revenues. The $10.6 million or 29% decrease in the cost of revenues in the nine month period ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease of $4.0 million in Lead acquisition costs directly related to the decline in volume of Leads delivered, a $2.5 million decrease in SEM, a decrease in depreciation of $1.9 million, a decrease in hosting and data content of $0.9 million, a decrease in other traffic acquisition costs of $0.7 million, and a $0.6 million decrease in other net expense amounts.  SEM and other traffic acquisition costs have decreased due to cost containment initiatives and efforts to more efficiently deploy marketing dollars. Depreciation and other website related costs have decreased due to the decision to discontinue the use of the MyRide related software platform in the fourth quarter of 2008.  The average cost per purchased Lead increased by approximately 9% in the nine months ended September 30, 2009, compared to the same period in 2008.  This increase is due to the increased cost of retail Leads combined with an increase in the relative percentage of Leads delivered to retail automotive dealers.  The increased cost of retail Leads is primarily the result of an increase in overall quality of the Leads purchased.

Sales and Marketing.  Sales and marketing expense in the nine months ended September 30, 2009 decreased by $5.9 million or 44% compared to the same period in 2008, due principally to internal cost containment initiatives, which are related to the reductions in force which were initiated in the second half of 2008.

Technology Support. Technology support expense in the nine months ended September 30, 2009 decreased by $7.9 million or 66% compared to the same period in 2008, due to compensation expense savings resulting from internal cost reduction initiatives, which are related to the reductions in force which were initiated in the second half of 2008.

General and Administrative. General and administrative expense in the nine months ended September 30, 2009 decreased $5.8 million or 38% compared to the same period in 2008 due to a decrease in net personnel and temporary labor expense of $3.2 million (including a $0.8 million decrease of stock compensation), a decrease in professional fees of $1.4 million, primarily as a result of cost containment initiatives, and a decrease in insurance and other expenses of approximately $1.2 million.

Patent Litigation Settlement. In 2004, we brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, we entered into a settlement agreement with Dealix (the “Settlement Agreement”). The Settlement Agreement provides that Dealix will pay us a total of $20.0 million in settlement payments for a mutual release of claims and a license from us to Dealix and its parent company, the Cobalt Group, of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three anniversary dates of the initial payment. In March 2009, we received the second of three $2.7 million settlement payments pursuant to the Settlement Agreement. We recorded the payment as patent litigation settlement in the period payment was received, as a reduction to costs and operating expenses. The remaining payment is guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate, and is expected to be received in March 2010. We have been unable to assess with reasonable assurance the collectability of the remaining payments under the Settlement Agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. We do not have reasonable assurance that we will receive the remaining payment on its respective due date or at all, and therefore have not recorded any amounts receivable related to the Settlement Agreement as of September 30, 2009.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Goodwill Impairment. During the nine months ended September 30, 2008 we performed our annual impairment test by first comparing the carrying value of Autobytel to its fair value based on market capitalization at that date. As the carrying value exceeded the fair value, the second step impairment measurement was performed based on a discounted projection of future cash flows and market methods of determining fair value. As a result of this testing, a non-cash impairment charge of $52.1 million was recorded during the nine months ended September 30, 2008.

 Employees

As of October 15, 2009, we had 114 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(4,375)	$(15,222)
Net cash provided by investing activities	2,221	19,142
Net cash provided by financing activities	—	649

Our principal sources of liquidity are our cash and cash equivalents balances and proceeds from dispositions of non-core businesses and the Dealix patent litigation settlement payments. We continue to have no debt. Our cash and cash equivalents totaled $25.2 million as of September 30, 2009 compared to cash and cash equivalents of $27.4 million as of December 31, 2008.

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

During the first nine months of 2009 both General Motors (“GM”) and Chrysler LLC (“Chrysler”) filed for reorganization bankruptcy.  Chrysler emerged from bankruptcy in June 2009, and GM emerged from bankruptcy in July 2009.  For the nine months ended September 30, 2009, approximately 8% of our total revenues were derived from GM and Chrysler, and approximately 16% or $1.4 million of the gross accounts receivable related to GM and Chrysler at September 30, 2009.  GM and Chrysler’s bankruptcies did not significantly impact our liquidity during the nine months ended September 30, 2009.

Net Cash Used in Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2009 of $4.4 million resulted primarily from a net loss of $1.4 million and an increase in cash used to reduce accrued expenses and other liabilities of $2.8 million primarily related to severance costs that were accrued as of December 31, 2008 and paid in first half 2009.  Net cash used in operating activities in the nine months ended 2008 was $15 million.  The reduction in cash used in operating activities from 2008 to 2009 was primarily due to the reduction in losses combined with changes in working capital requirements.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $2.2 million in the nine months ended September 30, 2009.  The Company received approximately $1.8 million of the $1.9 million AVV asset sale proceeds that were held in escrow.  In addition, we sold all of our available-for-sale investment for cash proceeds of $0.6 million.  Net cash provided by investing activities in the nine months ended 2008 of $19 million was due to an increase in cash proceeds from divestures of $21.4 million, partially offset by increases in capital expenditures of $2.3 million.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Net Cash Provided by Financing Activities

Our primary source of cash from financing activities is from the exercise of stock options and the issuance of common stock pursuant to the employee stock purchase plan.  There were no financing activities in the nine months ended September 30, 2009 and $0.6 million of proceeds from option activity in the nine months ended September 30, 2008.

Off-Balance Sheet Arrangements

At September 30, 2009 we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168 – “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS 162.  SFAS 168 provides that the FASB Accounting Standards Codification (the “Codification”) is the single source of U.S. GAAP in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative guidance for SEC registrants. The Codification was not meant to create new accounting and reporting guidance, but rather to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into accounting topics within a consistent organizational structure. The Codification supersedes all existing non-SEC accounting and reporting standards and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description that follows, the Company will provide reference to both the Codification Topic reference and the previously authoritative references in “italics” related to Codification Topics and Subtopics, as appropriate.

Fair Value Measurements

(Included in Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” previously known as SFAS 157, “Fair Value Measurements”).  In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value and expands disclosures of fair value measurements. SFAS 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which defers the effective date of SFAS 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. The adoption of the non-deferred portion of SFAS 157 on January 1, 2008 and the adoption of the deferred portion of SFAS 157 on January 1, 2009 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Derivative and Hedging Activities

(Included in ASC 815 “Derivatives and Hedging,” previously known as SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133”).  In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS 161 provides new disclosure requirements for derivative and hedging activities and is effective for periods beginning after November 15, 2008. Since the Company does not have any Derivatives or Hedging Activities, the adoption of SFAS 161 on January 1, 2009 did not have any effect on its consolidated financial statements.

Non-Controlling Interests

(Included in ASC 810 “Consolidations,” previously known as SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB 51”).  In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB 51.” This standard provides new accounting guidance and disclosure requirements for non-controlling interests in a subsidiary. Since the Company does not have non-controlling interests in its subsidiaries, the adoption of SFAS 161 on January 1, 2009 did not have any effect on its consolidated financial statements.

Business Combinations

(Included in ASC 805 “Business Combinations,” previously known as SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB 51”).  In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations occurring after December 31, 2008. The nature and magnitude of the specific effect the adoption of SFAS 141R will have on the Company’s consolidated financial statements will depend on the nature, terms, size of acquisitions, if any, it may consummate subsequent to the effective date of January 1, 2009.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three and nine months ended September 30, 2009 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form  10-Q, our disclosure controls and procedures were effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See discussion at Part I, Item 1, Note 9, “Commitments and Contingencies – Litigation,” to the unaudited consolidated condensed financial statements, which is incorporated by reference herein.

Item 1A. Risk Factors

We are particularly affected by general economic conditions and in particular the automotive industry.

General economic conditions, specifically including the adverse effect of high unemployment on the number of vehicle purchasers and the lack of available consumer credit to finance vehicle purchases.  These economic conditions have affected the automotive industry, which is currently experiencing what is considered to be the most challenging environment of the past several decades:

•	North American vehicle sales have decreased significantly,

•	Dealer consolidations, closings, and bankruptcies have increased significantly,

•	General Motors and Chrysler filed for and emerged from bankruptcy in 2009, and

•	Auto sales in the United States are expected to continue to remain at low levels throughout 2009 and into 2010.

Our common stock could be delisted from the NASDAQ Global Market if we are not able to satisfy continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.

Our common stock is currently listed on the NASDAQ Global Market. Continued listing of a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing.  The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive trading days. Our common stock has traded below $1.00 per share since October 1, 2008, and there can be no assurances made that we will satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market. The NASDAQ Stock Market LLC implemented a temporary suspension of its minimum $1.00 closing bid price and minimum market value for publicly held shares continued listing rules. This temporary suspension expired on July 31, 2009, with enforcement of these rules reinstated on August 3, 2009.

We received a letter dated September 15, 2009, from The NASDAQ Stock Market LLC, notifying Autobytel that during the preceding 30 consecutive business days, the closing bid price of Autobytel’s common stock was below the $1.00 minimum bid price per share required for continued listing on the NASDAQ Global Market.  This notification does not result in the immediate delisting of Autobytel’s common stock from the NASDAQ Global Market.

In accordance with NASDAQ rules, Autobytel has 180 calendar days, or until March 15, 2010, to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days.  Under the Listing Rules, the NASDAQ staff may exercise its discretion to extend this 10 day period. If Autobytel does not regain compliance with the minimum bid requirement during this initial 180-day period, NASDAQ will provide notice to Autobytel that Autobytel’s common stock is subject to delisting from the NASDAQ Global Market.  If Autobytel receives such a notice, it may appeal the delisting determination to the NASDAQ Hearing Panel or may apply to transfer the listing of its common stock to the NASDAQ Capital Market if Autobytel satisfies all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement.  If such application to the NASDAQ Capital Market is approved, then Autobytel may be eligible for an additional grace period.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

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

We derive a majority of our revenue from Lead referral fees paid by Dealers participating in our Dealer network. In 2008 and continuing through the third quarter of 2009 and into the fourth quarter of 2009, we experienced attrition in the number of our Dealers and a decrease in the total number of Leads delivered. Our revenues have decreased as a result of this Dealer attrition and reduction in the total number of delivered Leads, and if Dealer attrition increases or continues at the current rate and we are unable to add new Dealers to mitigate the attrition, or if the total number of Leads continues to decrease, our revenues will continue to decrease. In order for us to grow or maintain our Dealer network, we must reduce our Dealer attrition. We cannot assure that we will be able to reduce the level of Dealer attrition, and our failure to reduce Dealer attrition could materially and adversely affect our business, results of operations and financial condition. In addition to Dealer attrition and reduction in Leads delivered, if automotive manufacturers (“Manufacturers”) or Dealers require us to decrease the fees we charge for our services, our revenues will decline, which could have a material adverse effect on our business, results of operations and financial condition.

From time to time, a Dealer group or Manufacturer may significantly decrease the number of Dealers participating in our Dealer network or the number of Leads accepted from us. A material factor affecting Dealer attrition is our ability to provide Dealers and Manufacturers with high quality Leads at acceptable prices. High quality Leads are those that result in high closing ratios. Closing ratio is the number of vehicles purchased at a Dealer generated from Leads divided by to the total number of Leads sent to that Dealer. Generally, our Dealer agreements are cancelable by either party upon 30 days notice. Participating Dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms, as a result of joining alternative marketing programs, or due to the quality of our Leads. We cannot assure that Dealers will not terminate their agreements with us.

While we have a large customer population making up our revenue base, we have one Manufacturer customer that accounts for more than 5% of our revenue.  The loss of that customer could have a material adverse effect on our business, results of operations and financial condition.

Our Advertising Revenues could be impacted by advertising budget and website traffic reductions.

Manufacturers continue to evaluate their ongoing advertising expenditures, the efficiencies of their advertising programs, and the websites that are included in their online advertising campaigns. As a result, advertising rates have experienced downward pressure and cutbacks in advertising budgets have occurred. The industry allocates advertising budgets on an annual basis and is currently in the “upfront” planning process for 2010. To the extent that the volume and quality of our website traffic does not allow us to achieve a favorable ranking as compared to other websites in the industry, Manufacturers and/or their advertising agencies may reduce the current committed expenditures for 2009 and/or not include our websites in the “upfront” advertising expenditure allocations for 2010.

Potential Adverse Effects Resulting From the “Cash-for-Clunkers” Program.

The U.S. Government sponsored “cash-for-clunkers” incentive program in the third quarter 2009 may adversely affect near-term future vehicle purchases and advertising. The incentives may have accelerated future vehicle sales into the third quarter of 2009, thereby reducing dealer inventories and potential vehicle purchasers in the near-term, which may negatively impact future supply of Leads, at least in the fourth quarter of 2009. Although the cash-for-clunkers program resulted in higher traffic to our websites during the third quarter of 2009,  advertisers’ budgets with Autobytel did not increase much from prior periods and their spend in other areas may adversely impact their future advertising spend with Autobytel, at least in the fourth quarter of 2009.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

2.1
Asset Purchase Agreement dated as of January 23, 2008, between the Company, AVV, Inc. and Dominion Enterprises is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2008.

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. ((formerly autobytel.com inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009 is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed with the SEC on April 24, 2009.

3.2*	Second Amended and Restated Bylaws dated August 1, 2009.

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

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated October 23, 2009.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated October 23, 2009.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated October 23, 2009.

*	Filed herewith

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: October 23, 2009

	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

EXHIBIT INDEX

2.1
Asset Purchase Agreement dated as of January 23, 2008, between the Company, AVV, Inc. and Dominion Enterprises is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2008.

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. ((formerly autobytel.com inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009 is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed with the SEC on April 24, 2009.

3.2*	Second Amended and Restated Bylaws dated August 1, 2009.

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

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated October 23, 2009.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated October 23, 2009.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated October 23, 2009.

*	Filed herewith