Form 10-K
period 2009-12-31
AUTOBYTEL  INC
filed 2010-03-04
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of $0.43 for our common stock on The NASDAQ Global Market on June 30, 2009, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $19 million.  As of February 28, 2010, 45,168,706 shares of our common stock were outstanding.

Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2009 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

This Annual Report on Form 10-K restates our unaudited consolidated condensed financial statements for the quarterly periods ended June 30, 2009 and September 30, 2009, as discussed in Note 12 to our consolidated financial statements contained in this Annual Report on Form 10-K.  The restatement relates to the misclassification of income tax provision (benefit) between continuing operations and discontinued operations.  Our previously issued unaudited consolidated condensed financial statements for each of those periods should not be relied upon.  There was no impact to the net losses or to the consolidated balance sheets or consolidated statements of cash flows for these quarterly periods as a result of this misclassification.

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include but are not limited to, those discussed in “Item 1A. Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

Item 1.	Business

Autobytel Inc. was incorporated in 1996 under the laws of the State of Delaware. Unless specified otherwise, as used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” or “Autobytel” refer to Autobytel Inc. and its subsidiaries.

Overview

We are an automotive marketing services company that helps automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through our internet lead referral and online advertising programs.  Internet lead referrals (“Leads”) are consumer internet requests for pricing and availability of new or used vehicles or for vehicle financing.  Leads originate from our websites or are purchased from third parties (“Network Websites”), and are sold primarily to Dealers and Manufacturers.   Our consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, and MyRide.com® provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Lead requests.  Manufacturers direct consumers to their messages and their respective websites by purchasing advertising on our websites.  Our websites are the source of an increasing percentage of our Leads and provide a significant portion of the page views for the advertising component of our business.

Available Information

Our corporate website is located at www.autobytel.com. Information on our website is not incorporated by reference in this Annual Report. At or through the Investor Relations section of our website we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after such material is electronically filed with or furnished to the SEC and The NASDAQ Stock Market. Our Code of Conduct and Ethics for Employees, Officers and Directors is available at the Corporate Governance link of the Investor Relations section of our website.

Significant Business Developments

Website Content and Data Enhancements

During the first half of 2009, we settled all pending litigation related to our US Patent No. 6,282,517 – “Real Time Communication of Purchase Requests” (“ ‘517 Patent”).  As part of these litigation settlements, and in return for licenses of our ‘517 Patent, we received approximately $179,000 in cash and signed long-term license agreements for the receipt of significant automotive related content and data from the defendants in the litigation (“Settlement Content and Data”).  The Settlement Content and Data includes high-resolution photos, automotive pricing data, incentive data, specification data, editorial content, car reviews, and configuration data.  This Settlement Content and Data is being utilized on our websites to significantly expand the data available to consumers during their vehicle research and shopping experience.  We believe that the additional Settlement Content and Data will increase the volume of quality traffic to our websites and enhance the likelihood of their conversion into quality Leads.

In the second half of 2009, Kelley Blue Book (“KBB”) signed an agreement to license certain of our patent rights, including the ‘517 Patent, relating to on-line distribution systems.  In return, we received a long-term license to publish on our websites KBB’s vehicle value, pricing and specification data as well as editorial and video content (“KBB Content and Data”).  We expect to implement KBB Content and Data on our websites during 2010.

Significant Reduction of Retail Automobile Dealers

Dealers experienced a significant reduction in new vehicle sales during 2009.  The total volume of new U.S. light vehicle sales in 2009 was at levels not experienced since 1970, and Chrysler and General Motors, as part of their bankruptcy reorganizations, announced plans to terminate several thousand dealer franchise agreements in 2009 and continuing into 2010.  As a result of these events, as well as the reduction in Dealer marketing budgets, and investment by Dealers in their proprietary websites, we lost 21% of our retail dealer customers as of December 31, 2009, compared to December 31, 2008.  The rate of the Dealer losses declined in the fourth quarter of 2009 but there can be no assurance that the rate of this attrition will continue to decline in the future quarters.

NASDAQ Minimum Bid Compliance

On February 10, 2010, we received a written notification from the NASDAQ that we regained compliance with the $1.00 minimum bid price requirement for continued listing of our common stock on The NASDAQ Global Market pursuant to NASDAQ listing Rule 5450(a)(1) and that the matter was now closed.  The NASDAQ staff had previously notified us in a letter dated September 15, 2009 that our common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The NASDAQ Stock Market. Since then, however, the closing bid price of our common stock has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, we had regained compliance with the $1.00 minimum bid requirement.

Operating Expenses

We initiated a series of expense reduction initiatives throughout 2008 and into 2009, that were intended to better align our operating costs with our declining revenues.  As a result of these efforts, our operating costs declined sequentially in every calendar quarter of 2009.  In 2010 we expect to reinvest in our business by adding certain headcount and non-headcount related costs in an effort to achieve revenue growth.  Therefore, we do not expect to experience continued declines in our operating expenses in 2010.

Changes to Executive Management

A number of our executives either resigned from or were terminated by the Company in late 2008, including our former Chief Executive Officer, James Riesenbach. Effective February 28, 2009, we also terminated the employment of our former Chief Financial Officer, Monty Houdeshell.  Jeffrey H. Coats, a member of the Board of Directors, was appointed as our President and Chief Executive Officer on December 12, 2008.  Mark Garms, the Company’s Senior Vice President of Dealer Operations, was named the Company’s Executive Vice President and Chief Operating Officer effective on January 19, 2009. Curtis DeWalt, the Company’s Senior Vice President, Finance and Controller, was appointed to the position of Senior Vice President and Chief Financial Officer and Wesley Ozima, the Company’s Director of Corporate Accounting, was appointed to the position of Vice President and Controller, both effective March 1, 2009.

Basis of Presentation

We sold certain assets and liabilities of our AVV Inc. (“AVV”) business on January 23, 2008. Accordingly, the results of AVV are presented in the consolidated financial statements as discontinued operations. As discontinued operations, AVV is presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Statements of Operations and Comprehensive Loss.  Expenses included in discontinued operations are direct costs of the divestiture that were eliminated from future operations.  Unless stated otherwise, all amounts in this Annual Report on Form 10-K are presented net of discontinued operations.

Industry Background

The internet has been rapidly adopted by consumers for their vehicle purchasing process, primarily because it has become the best method to easily find the information necessary to make informed buying decisions. Additionally, the internet has become a primary tool for consumers to begin communicating with local automotive dealers regarding vehicle pricing, availability, options, and financing.  Seventy-six percent of all U.S. new light vehicle consumer buyers have moved to the internet as a primary vehicle research and shopping tool.  In addition, most retail automotive Dealers and all Manufacturers use it as an efficient way to reach those consumers through marketing programs.  In a survey commissioned by us in January 2010, 70% of the two-hundred Dealers surveyed indicated that they planned to increase their internet marketing budgets during 2010.

Strategy

Our goal is to garner a larger share of the billions of dollars spent annually by Dealers and Manufacturers on automotive marketing services.  We plan to achieve this objective through the following principal strategies:

Grow and Effectively Monetize the Traffic on our Websites.  Our consumer-facing automotive websites include Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, and MyRide.com®. Traffic to our websites is obtained through a variety of sources and methods, including direct navigation to our website, natural search, paid search (search engine marketing, or “SEM,” which is the practice of bidding on key words on search engines to drive traffic to a website), direct marketing, and partnering with other website publishers that provide links to our websites.  Traffic to our sites is monetized primarily though the creation of Leads that are delivered to our Dealer and Manufacturer customers to help them market and sell new and used vehicles, and through the sale of advertisements on our websites.  We plan to grow and effectively monetize our websites by:

•
Increasing traffic acquisition activities.  We plan to increase the traffic to our websites through effective traffic acquisition activities.  Increasing the revenue per visit on our sites will allow for self funding of traffic acquisition activities.  We expect that over time, paid traffic such as SEM will be balanced by greater visitation from direct navigation and natural search, which we expect to result in increased gross profit margins;

•
Enhancing the quality and user experience of our websites.  We recently began enhancing the appeal of our websites by integrating the Settlement Content and Data, obtained as a result of patent litigation settlements.  We are also in the early stages of integrating the KBB Content and Data on our websites.  In 2010 we have a number of website improvements planned, including enhancing the overall design and functionality of our websites.  These enhancements are intended to uniquely position our websites as comprehensive best in class destinations for automotive purchase research by consumers;

•
Increasing the conversion rate of visitors to Leads on our websites.  Through increased SEM activities and significant content, tools, and user interface enhancements to our websites, we believe we will be able to increase the number of website visits and improve website “engagement,” and the conversion of page views into Leads.  We believe that an increased conversion rate of page views into Leads could result in higher revenue per visitor.

Increase the Quality of our Leads.  High quality Leads are those Leads that result in high transaction (i.e. purchase) closing ratios for our Dealer customers.  We plan to generate a larger proportion of Leads from our websites in the future.  Leads that are originated from our websites are generally higher quality than acquired Leads and increase the overall quality of our Lead portfolio.  The Leads that we acquire from our Network Website suppliers are of varying quality, therefore, we plan to continue to develop and maintain strong relationships with Network Website suppliers that can consistently provide high quality Leads.

Increase the Number of Dealer Customers. Our Dealer network is strategically important because it is the source of a majority of our revenues and is where new products and services are introduced. Since our inception, we have invested significant resources to build our Dealer network.  We plan to increase the number of our retail Dealer customers by:

•	increasing the quality of the Leads delivered to our Dealers to help them market and sell new and used vehicles,

•	providing customizable Lead programs to meet our Dealers’ unique marketing requirements,

•	providing additional value added marketing services that help Dealers more effectively utilize the internet to market and sell new and used vehicles,

•	increasing overall Dealer satisfaction by improving all aspects of our services.

Increase Lead Sales to Existing Manufacturer Customers.  We have existing relationships with most Manufacturers that market their vehicles in the U.S.  We sell Leads to our Manufacturer customers which they in turn provide to their Dealers to help them market and sell new and used vehicles.  We plan to increase our sales to these existing customers primarily by increasing the quality of the Leads we deliver to them.

Increase Advertising Revenue.  As traffic to and time spent on our websites by consumers increases, we will seek to increase our advertising revenue.  We intend to leverage our relationships with Manufacturers and their advertising agencies to garner higher rates for our traditional display advertising.  We also intend to provide new advertising offerings built around the enhancements to our websites, including editorial opportunities and sales events.  It is our belief that if the performance of our advertisements increases (as measured by the click through rates and other metrics typically monitored by online advertisers), advertisers will be willing to pay higher rates.  Further, with increased traffic, we believe that we will become more relevant for larger advertising buys, which should also increase our advertising rates.  Finally, we plan to increase the number of our advertising clients and to expand beyond Manufacturers to include non-Manufacturer advertising clients.

Expand our Products and Services. We gather significant amounts of data on consumer intent as it relates to purchasing vehicles.  We intend to use this data to create products and services, including direct business database offerings, which we believe will ultimately help Dealers market and sell more new and used vehicles.  We believe that there is significant value in this data and intend to monetize this asset in the most effective and efficient ways possible.

Enter into Acquisitions and Strategic Alliances.  We plan to grow and advance our business and may do so, in part, through acquisitions and strategic alliances. We continue to review strategic alternatives that may provide opportunities for growth.  We believe that acquisitions and strategic alliances may allow us to increase market share, benefit from advancements in technology, and strengthen our business operations by enhancing our product and service offerings.

Our ability to implement the foregoing plans is subject to risks and uncertainties, many of which are beyond our control.  Accordingly, there is no assurance that we will successfully implement our plans and achieve our goal.  See Item IA. “Risk Factors.”

Products and Services

Lead Programs

We provide Dealers and Manufacturers with opportunities to efficiently market their vehicles to potential customers.  Dealers participate in our Lead programs and Manufacturers participate in our Lead programs, our display advertising programs, and our direct marketing programs, reaching consumers that are in the market for a vehicle.  For consumers who use our Lead programs, we provide, at no cost to the consumer, an easy way to obtain valuable information to assist them in their vehicle shopping process. The Lead requests may be submitted on our websites or Network Websites. For consumers using our websites, we provide research information, including vehicle specification data, safety data, pricing data, photos, videos, regional rebate and incentive data, and additional tools, such as the compare and configuration tools, to assist them in this process.  We also provide additional content on our websites, including our database of articles, such as consumer and professional reviews, and other analysis.  Additional automotive information is also available on our websites to assist consumers with specific vehicle research, such as the trade-in value of their current vehicle.

New Vehicle Lead Program. Our new vehicle Lead program allows consumers to submit requests for pricing and availability of specific makes and models.  A new vehicle Lead provides information regarding the make and model of a vehicle, and may also include additional data regarding the consumers’ needs, including the vehicle they wish to trade-in, whether they wish to lease or buy, and other options that are important to their buying decision. A Lead will usually also include the consumers’ name, phone number, and e-mail address and may include their home address.

Most of our Leads are subject to a quality verification system (“QVS”), which is designed to maintain the quality of our Leads and increase the Lead closing ratios for our Dealer customers.  The QVS includes the validation of name, phone number, e-mail address, and postal address.  Our QVS leverages proprietary systems as well as partnerships with vendors specializing in customer validation.  After the Lead has been subject to QVS, we then send the Lead to a Dealer that sells the type of vehicle requested in the consumers’ area. We also send an e-mail message to the consumer with the Dealer’s name and phone number and if the Dealer has a dedicated internet manager, the name of that manager. Dealers contact the consumer, generally within 24 hours of receiving the Lead with a price quote and availability information for the requested vehicle.

Dealers participate in our retail new vehicle Lead program by entering into contracts directly with us or through major dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days’ notice and are non-exclusive. The majority of our retail Leads revenues consist of either a monthly subscription or per Lead fee paid by Dealers in our network. We reserve the right to adjust our fees to retail Dealers upon 30 days notice at any time during the term of the contract. Manufacturers or their agents participate in our wholesale new vehicle Lead programs generally by entering into annual agreements with the right to terminate with a 90 day notice.  Revenue from retail new vehicle Leads accounted for 45% and 42%, of total revenue in 2009 and 2008, respectively. Revenue from wholesale Leads accounted for 24% and 25%, of total revenue in 2009 and 2008, respectively.

Used Vehicle Lead Program. Our used vehicle Lead program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price, and, if available, digital images of vehicles that satisfy their search parameters.  The consumer can then submit a request for additional information regarding a specific vehicle that we then deliver to the local Dealer. In addition to sending requests directly through the websites, consumers may choose to contact the Dealer using a toll free number posted next to the vehicle search results. We charge each Dealer that participates in the used vehicle program a monthly subscription or a fee per Lead.  Revenues from used vehicle Leads accounted for 8% of total revenues in 2009 and 2008.

Finance Lead Program.  The finance Leads program is designed to provide consumers, who may not be able to secure loans through conventional lending sources, the opportunity to obtain vehicle financing and other services. Consumers can submit a request for vehicle financing or submit a credit questionnaire for a credit report or other credit services that are provided by third party providers.  Finance Lead requests are forwarded to the nearest participating Dealer that offers financing or, if a Dealer is not available, to an automotive finance institution. We charge each Dealer and finance institution that participates in the finance Lead program a monthly subscription or per Lead fee. Revenues from finance Leads accounted for 10% and 14% of total revenues in 2009 and 2008, respectively.

Advertising Programs

Our websites attract an audience of vehicle-shopping and vehicle-buying consumers that advertisers can target through display advertising. A primary way advertisers use our websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our several website segments.  We sell advertising that consists of fixed ad placement and anchor tenant opportunities. We also have a direct marketing platform that helps manufacturers target in-market consumers during the often-extended vehicle shopping process. Designed to keep the brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either e-mail or direct mail formats to in-market consumers during their purchase cycle.  Advertising revenues including direct marketing accounted for 13% and 11% of total revenues in 2009 and 2008, respectively.

Seasonality

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to unforeseen events affecting the economy and industry in which we operate. Other factors that may adversely affect our quarterly operating results include our Lead volume, which fluctuates with automotive industry sales volume that has some measure of seasonality. Typically, volume is highest in the spring and summer months, with lower volume in the fall and winter months. As seasonality occurs, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. Seasonality in the automotive industry is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, results of operations, and financial condition.

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

We have registered service marks with the United States Patent and Trademark Office, including Auto-By-Tel, Autobytel.com, MyRide, Autoweb, CarSmart and the Autobytel.com and MyRide.com logos. We have been issued U.S. Patent Number 6,282,517 (“ ‘517 Patent”) which is directed toward an innovative method and system for forming and submitting a Lead over the internet and other computer networks from consumers to suppliers of goods and services. This method permits suppliers of goods or services to provide enhanced customer service by making the purchasing process convenient for consumers as well as suppliers. The ‘517 Patent is also directed toward the communication system used to bring consumers and suppliers closer together. The ‘517 Patent expires on January 14, 2019. We have sought to enforce our ‘517 Patent through litigation and negotiated licenses.  We continue to evaluate whether other organizations may be infringing our ‘517 Patent.  We may evaluate possible licenses for the ‘517 Patent that may include consideration consisting of content and data for our websites as well as cash payments.  We have also been issued patents related to on-line aftermarket accessory shopping and on-line auctions. We cannot assure that these patents will be enforceable by us in litigation. We have applied for additional service marks and patents. We can not assure that any additional service marks will be registered or additional patents issued, or if registered or issued, that they will be enforceable by us in litigation. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Competition

    In the automotive-related Leads marketing services and advertising marketplace we compete for Dealer and Manufacturer customers.  Competition in our core Lead referral business continued to be dynamic in 2009.  We continue to compete with several companies that maintain business models similar to ours.  Although some smaller competitors have scaled back their Lead activities during 2009, competition has increased from larger competitors that traditionally have competed in the used vehicle market.  In 2009 Dealers continued to invest in their proprietary websites and traffic acquisition activities.   We expect this trend to continue as Dealers strive to own and control more lead generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites and many of these Manufacturers have launched on-line buying services to market their products directly to consumers.

In 2009, we continued to observe new and emerging revenue models particularly with respect to Leads delivered through Manufacturer programs.  These emerging models have put pressure on pricing and gross profit margins; however, it is still to be determined whether these new and emerging revenue models will take hold.

In the advertising marketplace, we compete with major internet portals, transaction based websites, automotive vertical companies and numerous lifestyle websites. We also compete with traditional marketing channels, such as print, radio and television.

Operations and Technology

We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance, reliable and comprehensive websites, enhance consumer and Dealer communications, maintain the highest levels of information privacy and ensure transactional security. Our websites are hosted at a secure third-party data center facility. This data center includes redundant power infrastructure, redundant network connectivity, fire detection and suppression systems and security systems to prevent unauthorized access. Our network and computer systems are built on industry standard technology.

System enhancements are primarily intended to accommodate increased traffic across our websites, improve the speed in which Leads are processed and introduce new and enhanced products and services. System enhancements entail the implementation of sophisticated new technology and system processes. We plan to continue to make investments in technology as we believe appropriate.

Government Regulation

We are subject to laws and regulations generally applicable to providers of advertising and commerce over the internet, including federal and state laws and regulations governing data security and privacy; unfair and deceptive acts and practices; advertising; contests, sweepstakes and promotions; and content regulation. For additional, important information related to government regulation of our business, please review the information set forth in Part I, Item 1A“Risk Factors” of this Annual Report on Form 10-K.

Employees

As of February 28, 2010, we had 120 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

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

Except for fiscal years 2003 and 2004, we have experienced net annual losses and as of December 31, 2009 we had an accumulated deficit of $274 million. We may not be able to achieve profitability in the future.  Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in rapidly evolving markets, such as the market for internet commerce. We believe that to achieve and sustain profitability, we must, among other things:

•	Continue to send new and used automotive Leads to Dealers that result in sufficient Dealer transactions to justify our fees;

•	Expand the number of Dealers in our networks;

•	Sustain and expand our relationships with Manufacturers;

•	Increase the volume of Leads that originate on our websites;

•	Expand lead referral sales to other automotive-related markets;

•	Assure continued access to a high volume of high quality Leads at acceptable prices from third party sources;

•	Maintain a high degree of customer satisfaction;

•	Provide secure and easy to use websites for consumers;

•	Increase visibility of our brand names;

•	Defend and enforce our intellectual property rights;

•	Design and implement effective internal control systems;

•	Continue to attract, train, retain and motivate qualified personnel; and

•	Continue to upgrade and enhance our technologies to accommodate expanded service offerings and increased consumer traffic.

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

General economic conditions, specifically including the adverse effect of high unemployment on the number of vehicle purchasers and the lack of available consumer credit to finance vehicle purchases.  These economic conditions have affected the automotive industry, which is currently experiencing what is considered to be the most challenging environment of the past several decades:

•	North American vehicle sales have decreased significantly,

•	Dealer consolidations, closings, and bankruptcies have increased significantly,

•	General Motors and Chrysler filed for and emerged from bankruptcy in 2009, and

•	Auto sales in the United States are expected to continue to remain at relatively low levels in 2010.

Our strategy is dependent on increasing Lead referral revenue; Lead referral revenue is directly impacted by attrition in our Dealer network and the number of Leads delivered to our Dealers; if Dealer attrition continues to increase and the total  number of Leads delivered to our Dealers continues to decrease, our revenues will continue to decrease.

Our strategy and achievement of profitability are dependent on our ability to increase Lead referral revenue. If we are not successful in increasing Lead referral revenue, then we may not be able to achieve profitability in the future. Increasing Lead referral revenue is dependent upon our ability to attract and retain qualified Dealers and Manufacturers, as well as expand lead referral sales to other automotive-related markets.

We derive a majority of our revenue from Lead referral fees paid by Dealers participating in our Dealer network. In 2008 and 2009 we experienced attrition in the number of our Dealers and a decrease in the total number of Leads delivered. Our revenues have decreased as a result of Dealer attrition.  If Dealer attrition increases or continues at the current rate and we are unable to add new Dealers to mitigate the attrition, our revenues will continue to decrease.  We cannot provide any assurances that we will be able to reduce the level of Dealer attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition. In addition to Dealer attrition and reduction in Leads delivered, if Manufacturers or Dealers require us to decrease the fees we charge for our services, our revenues will decline, which could have a material adverse effect on our business, results of operations and financial condition.

From time to time, a Dealer group or Manufacturer may significantly decrease the number of Dealers participating in our Dealer network or the number of Leads accepted from us. A material factor affecting Dealer attrition is our ability to provide Dealers and Manufacturers with high quality Leads at acceptable prices. High quality Leads are those that result in high closing ratios. Closing ratio is the number of vehicles purchased at a Dealer generated from Leads divided by to the total number of Leads sent to that Dealer. Generally, our Dealer agreements are cancelable by either party upon 30 days notice. Participating Dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms, as a result of joining alternative marketing programs, or due to the quality of our Leads. We cannot provide any assurances that Dealers will not terminate their agreements with us.

While we have a large customer population making up our revenue base, we have one Manufacturer customer that accounts for more than 5% of our revenue.  The loss of that customer could have a material adverse effect on our business, results of operations and financial condition.

If any of our advertising relationships with Manufacturers terminate or decline or our advertising rates decline, our revenues will decrease.

We depend on automotive Manufacturers for substantially all of our advertising revenues. The termination of any of these relationships, a decline in the level of advertising with us, reductions in advertising rates or any significant failure to develop additional sources of advertising would cause our revenues to decline, which could have a material adverse effect on our business, results of operations and financial condition. We periodically negotiate revisions to existing agreements and these revisions could decrease our advertising revenues in future periods. A number of our advertising agreements with Manufacturers may be terminated without cause. We may not be able to maintain our relationship with Manufacturers on favorable terms or find alternative comparable relationships capable of replacing advertising revenues on terms satisfactory to us. If we cannot do so, our revenues would decline, which could have a material adverse effect on our business, results of operations and financial condition.

If Manufacturers are subject to product recalls or other business interruption, our revenues may decrease and our business could suffer.

Manufacturers are periodically subject to product recalls. In early 2010, Toyota Motor Sales (“Toyota”) announced product recalls related to several of its vehicle models.  These product recalls resulted in a decline in Lead requests by our Toyota Dealers, including the elimination of Leads for certain Toyota vehicle models or the cancellation of the Lead program with us.  Toyota franchises comprise a significant portion of the Dealers on our retail new car leads program and a substantial portion of that program’s volume of Leads and revenue.  If we cannot replace these Lead sales with Lead sales to other customers, our results of operations or financial condition will be materially and adversely impacted.

Competition could affect our market share, pricing, cost structure and Lead supply.

The success we achieve in our Leads businesses is dependent on our ability to originate or acquire and sell high quality Leads in sufficient volumes at profitable margins. These Leads may be submitted by consumers through our websites or purchased from Network Websites. We actively compete for Dealer and Manufacturer customers with companies that maintain automotive Lead referral businesses that are very similar to ours. Several of these competitors are larger than us and may have greater financial resources than we have. In addition to competition for customers, we also compete with several of these companies in the acquisition of Leads from third party Lead suppliers. If we lose customers or quality Lead supply volume to our competitors, or if our pricing or cost to acquire Leads is impacted, our business, results of operations and financial condition will be materially and adversely impacted.

The success we achieve in our advertising business is dependent on our ability to attract and acquire consumers to our websites and monetize that traffic at profitable margins with advertisers. Our consumer facing websites compete with offerings from the major internet portals, transaction based sites, automotive verticals (websites with content that is primarily automotive in nature) and numerous lifestyle websites. Our advertising business is characterized by minimal barriers to entry, and new competitors may be able to launch competitive services at relatively low costs. If our websites do not provide a compelling, differentiated user experience, we may lose visitors to competing sites. Further, if our website traffic continues to decline, we may lose relevance to our major advertisers who may reduce or eliminate their advertising buys.

We cannot provide any assurances that we will be able to compete successfully against current or future competitors, many of which have substantially more technical and financial resources as well as existing brand recognition. In addition, competitive pressures may result in increased marketing costs, decreased traffic to our websites or loss of market share that may materially and adversely affect our business, results of operations and financial condition.

Our quarterly financial results are subject to significant fluctuations that may make it difficult for investors to predict our future performance.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to unforeseen events affecting the economy and industry in which we operate. Other factors that may adversely affect our quarterly operating results include our Lead volume, which fluctuates with automotive industry sales volume that has some measure of seasonality. Typically, volume is highest in the spring and summer months, with lower volume in the fall and winter months. As seasonality occurs, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. Seasonality in the automotive industry is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, results of operations and financial condition.

Risks Associated with Governmental Regulation

We have identified below areas of government regulation, which if changed or interpreted to apply to our business, we believe could be costly for us. These laws and regulations include motor vehicle brokerage licensing laws, motor vehicle dealer licensing laws, franchise laws, insurance licensing laws, financial services laws, data security and privacy laws, and tax laws.

Uncertainty exists in the application of various laws and regulations to our business. New laws or regulations applicable to our business, or expansion or interpretation of existing laws and regulations to apply to our business, could subject us to licensing, claims, judgments and remedies, including monetary liabilities and limitations on our business practices, and could increase administrative costs or adversely affect our business. Although we do not believe that existing laws or regulations materially and adversely impact us, our business could be significantly affected by different interpretations or applications of existing laws or regulations, future laws or regulations, or actions or rulings by judicial or regulatory authorities. We operate in a regulatory climate in which there is uncertainty as to the application of various laws and regulations to our business. Our operations may be subjected to adoption, expansion or interpretation of various laws and regulations, and compliance with these laws and regulations may require us to obtain licenses at an undeterminable and possibly significant initial and annual expense. These additional expenditures may increase future overhead, thereby potentially reducing our future results of operations. There can be no assurance that future laws or regulations or interpretations or expansions of existing laws or regulations will not impose requirements on internet commerce that could substantially impair the growth of e-commerce and harm our business, results of operations and financial condition. The adoption of additional laws or regulations may decrease the popularity or impede the expansion of e-commerce and internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability, which, in turn, could adversely affect our business.

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

If automotive dealer or broker laws apply to us we may be required to modify or eliminate our marketing programs. If we are unable to market our services in the manner we currently market our services, our revenues may decrease and our business may suffer. All states comprehensively regulate vehicle sales and lease transactions, including strict licensure requirements for dealers and, in some states, brokers. Most of these laws and regulations, we believe, specifically address only traditional vehicle purchase and lease transactions, not internet-based lead referral transactions. We do not believe that our marketing services qualify as automobile brokerage activity and, therefore, we do not believe that state motor vehicle dealer or broker licensing requirements apply to us. However, if any state’s regulatory requirements relating to motor vehicle dealers or brokers are deemed applicable to us and we do not comply with those regulatory requirements, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs or pricing models in those states in a manner that undermines the attractiveness of the program to consumers or Dealers. If we determine that the licensing or other regulatory requirements in a given state are overly burdensome, we may elect to terminate operations in that state. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected. In some states we have modified our marketing programs or pricing models to reduce uncertainty regarding our compliance with local laws. As we introduce new services, we may need to incur additional costs associated with additional licensing regulations and regulatory requirements.

If franchise laws apply to us we may be required to modify or eliminate our marketing programs. If we are unable to market our services in the manner we currently market our services, our revenues may decrease and our business may suffer. We believe that neither our relationship with our Dealers nor our Dealer subscription agreements constitute “franchises” under federal or state franchise laws. However, if any state’s regulatory requirements relating to franchises or our method of business impose additional requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that undermines the program’s attractiveness to consumers or Dealers. If our relationship or written agreement with our Dealers were found to be a “franchise” under federal or state franchise laws, we could be subject to additional requirements, such as franchise disclosure and registration requirements, and limitations on our ability to effect changes in our relationships with our Dealers, which may negatively impact our ability to compete and cause our revenues to decrease and our business to suffer. If we become subject to fines or other penalties or if we determine that the franchise and related requirements are overly burdensome, we may elect to terminate operations in that state. If this happens, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

If financial broker licensing requirements apply to us in states where we are not currently licensed, we will be required to obtain additional licenses and our business may suffer. We provide a connection through our websites that allows consumers to obtain finance information and submit Leads for vehicle financing to third party lenders. We also acquire finance-related Leads from third parties. We receive marketing fees from financial institutions or Dealers in connection with this advertising activity. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we may be unable to comply with a state’s laws or regulations, or we could be required to incur significant fees and expenses to obtain any financial broker required license and comply with regulatory requirements. In the event states require us to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties or be compelled to discontinue operations in those states, and our business, results of operations and financial condition could be materially and adversely affected.

If insurance licensing requirements apply to us in states where we are not currently licensed, we will be required to obtain additional licenses and our business may suffer. We provide links on our websites enabling consumers to receive quotes for insurance and extended warranty coverage from third parties. All on-line applications for quotes are completed on the respective insurance carriers’ or other third party websites. We receive marketing fees from participants in connection with this advertising activity. We do not receive any premiums from consumers nor do we charge consumers fees for our services. We do not believe that these activities require us to be licensed under state insurance laws. However, if any state insurance licensing laws were determined to be applicable to us and if we are required to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states, and our business, results of operations and financial condition could be materially and adversely affected.

Changes in the taxation of internet commerce may result in increased costs.

Because our business is dependent on the internet, the adoption of new local, state or federal tax laws or regulations or new interpretations of existing laws or regulations by governmental authorities may subject us to additional local, state or federal sales, use or income taxes and could decrease the growth of internet usage or marketing or the acceptance of internet commerce which could, in turn, decrease the demand for our services and increase our costs and our business, results of operations and financial condition could be materially and adversely affected. Tax authorities in a number of states are currently reviewing and re-evaluating the tax treatment of companies engaged in internet commerce, including the application of sales taxes to internet commerce businesses similar to ours. We accrue for tax contingencies based upon our best estimate of the taxes ultimately expected to be paid, which we update over time as more information becomes available.  The amounts ultimately paid in resolution of reviews or audits by taxing authorities could be materially different from the amounts we have accrued and result in additional tax expense, and our business, results of operations and financial condition could be materially and adversely affected.

Data Security and Privacy Risks

Our business is subject to various laws, rules and regulations relating to data security and privacy. New data security and privacy laws, rules and regulations may be adopted regarding the internet or other on-line services that could limit our business flexibility or cause us to incur higher compliance costs.

Compliance with anti-spam laws, rules and regulations may impose significant costs and burdens on our e-mail marketing activities, and violations of these laws and regulations could subject us to fines or other enforcement actions. Among other laws, rules and regulations, federal and state legislation regulating e-mail communications and internet advertising, such as proposed or adopted privacy-related laws that restrict or prohibit unsolicited e-mail (commonly known as “spam”) may adversely affect our ability to market our services to consumers in a cost-effective manner. Violation of these laws may result in monetary fines or penalties or damage to our reputation. The CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with sending commercial e-mail. In addition, the language of CAN-SPAM contains ambiguities, not all rules implementing CAN-SPAM have yet been promulgated, and courts have not yet interpreted key provisions of CAN-SPAM. Depending on how the law is interpreted and applied, CAN-SPAM may impose significant costs and burdens on our e-mail marketing practices.

Failure to comply with data privacy laws, rules and regulations may significantly impact our internet Leads referral business. Various laws, rules and regulations govern the collection, use, retention, sharing and security of data that we receive from our users, advertisers, and affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business. Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertisers, or Lead referral and advertising affiliates which could adversely affect our business. It is not possible to predict whether new legislation or regulations concerning data privacy and retention issues related to our business will be adopted. Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues. In addition, the interpretation and application of user data protection laws are currently unsettled.

Increased security risks of on-line Leads collection and referral, advertising and e-commerce may cause us to incur significant expenses and may negatively impact our credibility and business. A significant issue for on-line businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy have been significant barriers to growth in consumer use of the internet, on-line advertising, and e-commerce. Despite our implementation of security measures, however, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of on-line services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and fraudulent on-line transactions, should they continue to increase in prevalence, could also adversely affect the customer experience and therefore our business, operating results and financial condition.

Technology Risks

If we fail to detect click-through fraud, we could lose the confidence of our advertisers, thereby causing our business to suffer.  We are exposed to the risk of fraudulent clicks on our advertisements by persons seeking to increase the advertising fees paid to us. Click-through fraud occurs when a person clicks on an advertisement displayed on our website in order to generate revenue to us and to increase the cost for the advertiser. If we are unable to monitor and prevent this type of fraudulent activity, we may have to issue retroactive refunds of amounts previously paid to us if any such fraud is later detected. This fraud could lead advertisers to become dissatisfied with our advertising programs, which, in turn, could lead to a loss of advertisers and revenue.

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

Interruptions or failures in our information technology platforms, communication systems, or security systems could harm our operating results.  Our information technology and communications systems are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyber attacks, terrorist attacks, failure of redundant systems and disaster recovery plans and similar events. Such outages and interruptions could damage our reputation and harm our operating results.  We are insured for some, but not all, of these events.  Even for those events for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all losses we might incur or experience.

We rely on third-party providers for our primary and secondary internet connections. Our co-location service which provides environmental and power support for our technology platforms, communication systems, and security systems is received from a third-party provider. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to effectively plan for increases in capacity could, in turn, cause delays or disruptions in our services.

Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third-party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning and services are not adequate to meet our continued technology platform, communication or security systems’ needs.

Securities Market Risks

The public market for our common stock may be volatile, especially since market prices for internet-related and technology stocks have often been unrelated to operating performance. Our common stock is currently listed on The NASDAQ Global Market, but we cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. The stock market in general has experienced significant price fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	Actual or anticipated variations in our quarterly operating results;

•	Historical and anticipated operating metrics such as the number of participating Dealers, the visitors to our websites and the frequency with which they transact;

•	Announcements of new product or service offerings;

•	Technological innovations;

•	Low trading volumes;

•	Competitive developments, including actions by Manufacturers;

•	Changes in financial estimates by securities analysts or our failure to meet such estimates;

•	Conditions and trends in the internet, electronic commerce and automotive industries;

•	Our ability to comply with the conditions to continued listing of our stock on the NASDAQ

Global Market;

•	Adoption of new accounting standards affecting the technology or automotive industry, and

•	General market or economic conditions and other factors.

Further, the stock markets, and in particular The NASDAQ Global Market, have experienced price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of those companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates, energy prices, international currency fluctuations, terrorist acts, military actions or wars, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities. This litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

Our common stock could be delisted from The NASDAQ Global Market if we are not able to maintain continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.  Our common stock is currently listed on The NASDAQ Global Market. Continued listing of a security on The NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing.  The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive trading days.

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

Risks Associated with Intellectual Property and Other Litigation

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

We could be adversely affected by actions of third parties that could subject us to litigation that could significantly and adversely affect our business.   We could face liability for information retrieved or obtained from or transmitted over the internet by third parties and liability for products sold over the internet by third parties. We could be exposed to liability with respect to third-party information that may be accessible through our websites, links or vehicle review services. These claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. These claims might assert, among other things that, by directly or indirectly providing links to websites operated by third parties we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through those websites. It is also possible that, if any third-party content provided on our websites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

We also enter into agreements with other companies under which any revenue that results from the purchase or use of services through direct links to or from our websites or on our websites is shared. In addition, we acquire personal information and data in the form of Leads purchased from third party websites involving consumers who submitted personally identifiable information and data to the third parties and not directly to us. These arrangements may expose us to additional legal risks and uncertainties, including disputes with such parties regarding revenue sharing, local, state and federal government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves or have direct contact with the consumer. These liabilities can include liability for violations by such third parties of laws, rules and regulations, including those related to data security and privacy laws and regulations; unsolicited e-mail, text messaging, telephone or wireless voice marketing; and licensing. We cannot provide any assurance that any indemnification provided to us in our agreements with these third parties, if available, will be adequate.

We are uncertain of our ability to obtain additional financing for our future capital needs. If we are unable to obtain additional financing we may not be able to continue to operate our business.

Under our current operating plan for 2010, we currently anticipate that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We may need to raise additional funds sooner, however, in order to develop new or enhance existing services or products or to respond to competitive pressures, or to acquire assets or businesses. There can be no assurance that additional financing will be available on terms favorable to us, or at all. Recent macro-economic conditions include reported reductions in available credit. If adequate funds are not available or are not available on acceptable terms, our ability to develop or enhance services or products or respond to competitive pressures or acquire assets or businesses would be significantly limited. In addition, our ability to continue to operate our business may also be materially and adversely affected in the event additional financing is not available when required.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had no material weaknesses in our internal control over financial reporting as of December 31, 2009. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have one or more material weaknesses in the future resulting from failure of our internal controls and procedures.

Our ability to report our financial results on a timely and accurate basis could be adversely affected by a failure in our internal control over financial reporting. If our financial statements are not fairly presented, investors may not have an accurate understanding of our operating results and financial condition. If our financial statements are not timely filed with the SEC, we could be delisted from The NASDAQ Global Market. If either or both of these events occur, it could have a material adverse affect on our ability to operate our business and the market price of our common stock. In addition, a failure in our internal control over financial reporting could materially and adversely affect our financial condition, results of operations, and cash flow.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our headquarters are located in an office building in Irvine, California. We lease a total of approximately 26,000 square feet. The lease expires on July 31, 2011, with two one-year extension options available. Car.com is located in an office building in Troy, Michigan and occupies approximately 4,700 square feet. This lease expires on January 31, 2011. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3.	Legal Proceedings

See Note 6 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated by reference herein.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is listed on The NASDAQ Global Market and trades under the symbol “ABTL.” The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock.

Year	High	Low
2008
First Quarter	$2.93	$1.95
Second Quarter	$2.06	$1.25
Third Quarter	$1.53	$0.93
Fourth Quarter	$0.98	$0.38
2009
First Quarter	$0.57	$0.23
Second Quarter	$0.54	$0.25
Third Quarter	$0.70	$0.41
Fourth Quarter	$1.10	$0.59

As of February 28, 2010, there were 505 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future. As of March 1, 2010, our common stock closing price was $1.06.

Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite, the S&P Automobile Manufacturers Index, and the S&P Smallcap 600 Automotive Retail Index. The comparisons reflected in the graph and table below are not intended to predict the future performance of our stock and may not be indicative of our future performance. The data regarding our common stock assume an investment in our common stock at the closing price of $6.04 per share of our common stock on December 31, 2004.

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09
Autobytel	$100.00	$81.79	$57.95	$45.53	$7.45	$16.56
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
S&P Automobile Manufacturers	100.00	53.31	68.51	59.22	14.12	46.53
S&P Smallcap 600 Automotive Retail	100.00	98.66	123.00	77.74	38.58	70.51

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the “Risk Factors” included in Part I, Item 1A and our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

For the year ended December 31, 2009 our results of operations were affected and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•
General economic conditions, specifically including the adverse effect of high unemployment on the number of vehicle purchasers and the lack of available consumer credit to finance vehicle purchases.  These economic conditions have affected the automotive industry, which is currently enduring what is considered to be the most challenging environment of the past several decades:

•	North American vehicle sales have decreased significantly,

•	Dealer consolidations, closings, and bankruptcies have increased significantly,

•	General Motors and Chrysler filed for and emerged from bankruptcy in 2009, and

•	Auto sales in the United States are expected to continue to remain at relatively low levels into 2010.

•	The market for Leads, including:

•
The effects of competition and Lead sourcing (i.e., Leads from our websites versus Leads acquired from third parties) on our supply and acquisition costs of quality Leads and the resulting effects on sales, pricing and margins for our services and products, and

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

Basis of Presentation

We sold certain assets and liabilities of our AVV Inc. (“AVV”) business on January 23, 2008. Accordingly, the results of AVV are presented in the consolidated financial statements as discontinued operations. As discontinued operations, revenues and expenses of AVV are presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Statements of Operations and Comprehensive Loss.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2009	2008
Revenues:
Lead fees	87%	89%
Advertising	13	11
Other	—	—
Total net revenues:	100	100
Cost of revenues (excludes depreciation of $1,088 in 2009 and $1,844 in 2008)	64	72
Gross margin	36	28

Operating expenses:
Sales and marketing	19	25
Technology support	10	22
General and administrative	22	32
Patent litigation settlement	(5)	(4)
Goodwill impairment	—	73
Total operating expenses	46	148
Operating loss	(10)	(120)

Interest and other income	2	2
Benefit from income taxes	(1)
Loss from continuing operations	(7)	(118)
Discontinued operations, net	2	6

Net loss	(4)%	(112)%

Revenues by groups of similar services and gross profits are as follows:

	Years Ended December 31,		2009 vs. 2008 Change
	2009	2008	$	%
	(dollar amounts in thousands)
Revenues:
Lead fees	$46,236	$63,169	$(16,933)	(27)%
Advertising	6,508	7,794	(1,286)	(16)
Other revenues	174	196	(22)	(11)
Total net revenues	$52,918	$71,159	$(18,241)	(26)%
Cost of revenues (excludes depreciation of $1,088 in 2009 and $1,844 in 2008)	33,986	51,384	(17,398)	(34)
Gross profit	$18,932	$19,775	$(843)	(4)%

Lead Fees. Lead Fees decreased $16.9 million or 27% in 2009 compared to 2008.  The decrease in Lead fees was primarily due to the 19% decline in total Leads delivered.  The year-over-year Lead volume decline was comprised of the following (i) a 16% decline in retail leads delivered, primarily due to the significant decline in our retail dealer base (decrease of 21% year-over-year); which was the result of dealership terminations, closures, reductions in dealer marketing budgets, the redirection of dealer marketing dollars away from third party Lead programs and towards proprietary dealership websites, partially offset by an increase in the average number of Leads delivered per retail dealer; (ii) a 38% decline in finance leads delivered due to the continued tightening of the credit markets in 2009; and (iii) a 14% decline in wholesale leads delivered, due to the continued financial difficulties of our wholesale customers during 2009.  In addition to year-over-year volume declines we also experienced an approximate 10% year-over-year decrease in the average sales price of Leads delivered, which was the result of pricing pressure, particularly from our wholesale customers during 2009.

Advertising.  The $1.3 million or 16% decrease in advertising revenues in 2009 compared to 2008 was primarily due to the pullback by advertisers in 2009, a reduction in overall advertising rates, a reduction in page views on our websites which reduces our recognized advertising revenue, and lower revenue related to our direct marketing sales.  This overall decrease in advertising revenue was partially offset by the recognition of deferred revenue of $0.7 million, which was related to advertising campaigns that were closed out with certain advertisers.

Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs, and other cost of revenues. Lead and traffic acquisition costs consist of payments made to our Lead providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of search engine marketing (“SEM”) and fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, development and maintenance costs related to our websites, server equipment depreciation and technology amortization and compensation related expense. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

The $17.4 million or 34% decrease in the cost of revenues in 2009 compared to 2008 was primarily due to a decrease of $5.7 million in Lead acquisition costs, which was due to the decline in sales volumes, the $4.3 asset impairment charge recorded in 2008 that did not recur in 2009, a $2.6 million decrease in depreciation, a $1.5 million decrease in SEM, a $1.2 million decrease in hosting and data content charges, and other cost decreases of $2.1 million (including other traffic acquisition cost increases of $1 million, and severance of $0.3 million).

Our SEM declined year-over-year.  However, in the third and fourth quarters of 2009 we increased the rate of our SEM activities to increase the consumer traffic to our websites.  Depreciation and website hosting costs have decreased due to the impairment of the software and computer hardware related to the MyRide website.  The impairment was the result of our decision to discontinue the use of the MyRide software platform in the fourth quarter of 2008.

Operating expenses were as follows:

	Years Ended December 31,		2009 vs. 2008 Change
	2009	2008		$	%
	(dollar amounts in thousands)
Operating expenses:
Sales and marketing	$10,179	$17,997	$(7,818)		(43)%
Technology support	5,244	15,391	(10,147)		(66)
General and administrative	11,591	22,635	(11,044)		(49)
Patent litigation settlement	(2,892)	(2,667)	(225)		8
Goodwill impairment	—	52,074	(52,074)		(100)
Total operating expenses	$24,122	$105,430	$(81,308)		(77)%

    Sales and Marketing. Sales and marketing expense for the year ended December 31, 2009 decreased by $7.8 million or 43% compared to the prior year, due principally to personnel reductions in 2008, resulting in salary and benefit reductions of approximately $5.5 million, which includes $1.4 million of severance related costs recorded in 2008 that did not recur in 2009, a decrease in bad debt expense of $0.4 million, a decrease in stock compensation expense of $0.4 million and other net decreases of $1.5 million related to other internal cost containment initiatives.

Technology Support. Technology support cost includes compensation and related costs for personnel responsible for enhancing the features, content and functionality of our websites, and our internet-based communications platform for Lead referral, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology maintenance.

Technology support expense for the year ended December 31, 2009 decreased by $10.1 million or 66% compared to the prior year, primarily due to personnel reductions in 2008, resulting in salary and benefit reductions of approximately $8 million, which includes $2.5 million of severance related costs recorded in 2008 that did not recur in 2009, a decrease in depreciation and technology related maintenance costs of $1.0 million, a decrease in stock compensation expense of $0.5 million, a decrease in professional fees of $0.4 million, and other net cost reductions of $0.2 million.

General and Administrative. General and administrative expense for the year ended December 31, 2009 decreased by $11.0 million or 49%, compared to the prior year. The decrease was primarily due to:

•
A decrease in net personnel and temporary labor expense, resulting in salary and benefit reductions of approximately $4.6 million, which includes the $2.7 of severance related costs recorded in 2008 that did not recur in 2009,

•	A decrease in professional fees of $2.0 million, primarily as a result of cost containment initiatives,
•	A $1.2 impairment charge recorded in 2008 associated with the write-off of a capitalized software project that was no longer under development or expected to be placed in service,
•	A $1.1 million decrease in other net cost reductions,
•	A $1.0 million decrease in stock compensation,
•	A $0.6 million decrease in taxes, depreciation, insurance, and maintenance, and
•	A $0.5 million decrease in rent expense, primarily as a result of reducing our rented square footage at our Irvine California location during 2009,

Patent Litigation Settlement. In 2004, we brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, we entered into a settlement agreement with Dealix (the “Settlement Agreement”). The agreement provides that Dealix will pay us a total of $20.0 million in settlement payments for a mutual release of claims and a license from us to Dealix and its parent company the Cobalt Group, of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. In March 2009, we received the second of three $2.7 million settlement payments. We recorded the payment in the period it was received, as a reduction to costs and operating expenses. The remaining settlement payment is guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate and is expected to be received in March of 2010. We have been unable to assess with reasonable assurance the collectability of the remaining payment under the Settlement Agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. We do not have reasonable assurance that we will receive the remaining payment on its due date or at all and therefore have not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2009 or 2008.

Goodwill Impairment. During 2008 we performed our annual impairment test by first comparing the carrying value of Autobytel to its fair value based on market capitalization at that date. As the carrying value exceeded the fair value, the second step impairment measurement was performed based on a discounted projection of future cash flows and market methods of determining fair value. As a result of this testing, a non-cash impairment charge of $52.1 million was recorded during 2008.

Interest and Other Income. Interest and other income decreased by $0.3 million or 24% to $1.0 million for the year ended December 31, 2009, compared to $1.3 million for the prior year. The decrease was primarily due to a decrease in interest income of $0.8 million, which was primarily the result of lower interest rate environment in 2009, partially offset by the gain on sale of an available-for-sale investment of $0.6 million during 2009.

Segment Information

We conduct our business within one business segment, which is defined as providing automotive marketing services.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(4,529)	$(19,998)
Net cash provided by investing activities	2,233	19,141
Net cash provided by financing activities	—	649

    Our principal sources of liquidity are from proceeds from the divestiture of a business and the Dealix patent litigation settlement payment. We continue to have no debt. Our cash and cash equivalents totaled $25.1 million as of December 31, 2009 compared to cash and cash equivalents of $27.4 million as of December 31, 2008.

As discussed above, we entered into a Settlement Agreement with Dealix, which provides for settlement payments. We received the settlement payments in 2009, 2008, and 2007. The remaining settlement payment is due in March of 2010.  We have been unable to assess with reasonable assurance the collectability of the remaining payment under the Settlement Agreement as we do not have financial information to support the credit worthiness of the debtor or guarantor. We do not have reasonable assurance that we will receive the remaining payment on its due dates or at all, and therefore, we have not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2009 and cannot rely on the remaining payment as a source of future liquidity.

    Net Cash Used in Operating Activities.  Net cash used in operating activities in 2009 of $4.5 million resulted primarily from a net operating loss and the change in working capital, which was the result of a year-over-year decrease in accounts payable and accrued expenses.  The net decrease in accounts payable and accrued expenses was primarily due to the timing of vendor and employee severance payments.  Accounts receivable decreased by $0.6 million and is due to overall decline in our sales during 2009 and the timing of our collections at each period end.  The days of sales outstanding (“DSO”) declined to 53 days from 64 days for the months ended December 31, 2009 and 2008, respectively, which was due primarily to an enhanced collection effort in 2009.

Net cash used in operating activities in 2008 resulted primarily from an operating loss and an increase in working capital, partially offset by gains from the disposition of AVV. The increase in working capital was primarily the result of a decrease in accounts payable and accrued expenses, a decrease in deferred revenues, a decrease in accounts receivable and an increase in other liabilities. The decrease in accounts payable and accrued expenses was primarily due to timing of vendor payments, including professional fees related to enforcing our intellectual property rights. Our standard payment terms for our invoices usually average 30 days net. The decrease in deferred revenues and the increase in other liabilities relate to a decline in delivery of advertising, which resulted from our initiative to eliminate lower quality traffic sources. The decrease in accounts receivable is primarily due to collection efforts, timing of payments and clean-up of various outstanding amounts.

    Net Cash Provided by Investing Activities.  Our primary sources of cash from investing activities in 2009 of $2.2 million were from the sale of an available-for-sale investment of $0.6 million and $1.8 million escrow proceeds related to our 2008 divestiture, partially offset by $0.1 million of purchases of property and equipment.

Net cash provided by investing activities of $19.1 in 2008 million was primarily due to proceeds received from the sale of our AVV business of $21.4 million, partially offset by the purchases of property and equipment (primarily information technology related equipment and software).

    Net Cash Provided by Financing Activities.  Our primary source of cash from financing activities is from the exercise of stock options and the issuance of common stock pursuant to the employee stock purchase plan. There were no option exercises during 2009 and in 2008 net cash provided by option exercises and awards issued under the employee stock purchase plan was $0.6 million. Our future cash flows from employee stock options will depend on the future timing, value, and amount of stock option exercises, if any. Additionally, we suspended our employee stock purchase plan in the second half of 2008 and do not expect to receive any proceeds from the employee stock purchase plan in 2010.

    Prospective Capital Needs.  We experienced negative operating cash flow in 2009 and at December 31, 2009 had an accumulated deficit of $274 million. The automotive industry continued to struggle during 2009, which had a negative effect on our cash flows.  Based on our current operating plan for 2010, we expect that our net operating cash flows will improve from 2009 levels. We continue to face many risks and uncertainties related to general economic conditions and the automotive industry in particular, however, we believe current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2009:

	Years Ending December 31,
	(in thousands)
	2010	2011	2012	2013	2014 and thereafter	Total
Operating leases (a)	$659	$335	$—	$—	$—	$994
Purchase obligations (b)	1,148	443	234	234	19	2,078
Total	$1,807	$778	$234	$234	$19	$3,072

(a)
Operating lease obligations as defined by FASB Topic, “Accounting for Leases,” and disclosed in Note 6 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)
Purchase obligations are agreements to purchase goods and services that are enforceable and legally binding that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our Consolidated Financial Statements.  Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of these and other accounting policies, see Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Revenue Recognition. Lead fees consist of vehicle buying purchase request fees for new and used vehicles, and finance request fees (“Leads”).  Fees paid by customers participating in our Lead programs are comprised of monthly transaction and/or subscription fees.  Advertising revenues represent fees for display advertising on our websites.

We recognize revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Lead fees are generally recognized as revenue in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on our websites. Fees billed prior to providing services are deferred, as they do not satisfy all U.S. GAAP revenue recognition criteria. Deferred revenues are recognized as revenue over the periods services are provided.

Investments.  We had an investment in one publicly traded company’s equity securities, acquired as part of an acquisition in 2001, categorized as available-for-sale.  Investments categorized as available-for-sale are measured at fair value with unrealized gains and losses included in accumulated comprehensive income as a separate component of stockholders’ equity. We record our investment based on level-one inputs, which are quoted market prices in active markets for identical assets or liabilities.   During 2009, we sold our investment and recorded a gain of $0.6 million, which is classified as other income on the Consolidated Statement of Operations and Comprehensive Loss.  As of December 31, 2008, the balance of the investment was $0.6 million, with $0.6 million recorded in accumulated other comprehensive income.

Allowances for Bad Debt and Customer Credits. We estimate and record allowances for potential bad debts and customer credits based on factors such as the write-off percentages, the current business environment and known concerns within our accounts receivable balances.

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

The allowance for customer credits is our estimate of adjustments for services that do not meet our customers’ requirements. Additions to the estimated allowance for customer credits are recorded as a reduction in revenues and are based on historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; (iii) other factors known at the time; and (iv) future expectations. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits and have no impact on revenues.

If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our services, additional estimated allowances for bad debts and customer credits may be required and the impact on our business, results of operations or financial condition could be material.  We generally do not require collateral to support our accounts receivables.

Contingencies. From time to time we may be subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. We record a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. At December 31, 2009, we did not record any allowances for contingencies. Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred.

Fair Value of Financial Instruments. The estimated fair values of our financial instruments, such as cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Share-Based Compensation Expense. We account for our share-based compensation using the fair value method in accordance with the Stock Compensation Topic of the Codification.  Under these provisions, we recognize share-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, expected stock price volatility, and expected risk-free interest rates.

Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility, and expected pre-vesting option forfeitures. We estimate the expected life of options granted based on historical experience, which we believe are representative of future behavior. We estimate the volatility of the price of our common stock at the date of grant based on historical volatility of the price of our common stock for a period equal to the expected term of the awards. We have used historical volatility because we have a limited number of options traded on our common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our share-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

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

As of December 31, 2009, we had $0.5 million of unrecognized tax benefits. These unrecognized tax benefits reduced our deferred tax assets which were subject to a valuation allowance of $0.5 million. There were no material changes to our uncertain tax positions during the current period. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2009, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized in 2009.

Impairment of Goodwill.  Goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. During 2008 we performed our annual impairment test by first comparing the carrying value of Autobytel to its fair value based on market capitalization at that date. As the carrying value exceeded the fair value, the second step impairment measurement was performed based on a discounted projection of future cash flows and market methods of determining fair value. As a result of this testing, the entire goodwill balance of $52.1 million was impaired and written-off as an expense in 2008.

Impairment of Long-Lived Assets and Other Intangible Assets. We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. During 2008 we recorded $5.5 million of impairment charges. The charges were comprised of (i) impairment charges of $4.3 million to reduce the net book value of certain capitalized software related to the MyRide website to its estimated fair value, and (ii) an impairment of $1.2 million associated with the write-off of capitalized software projects that are no longer being developed or expected to be placed in service for their intended use. At December 31, 2009, we had approximately $1.0 million of remaining long-lived assets that could be subject to future impairment.  We did not record any impairment in 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Generally Accepted Accounting Principles Topic of the FASB Accounting Standards CodificationTM.  The Generally Accepted Accounting Principles Topic of the Codification is the single source of U.S. GAAP in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative guidance for SEC registrants. The Codification was not meant to create new accounting and reporting guidance, but rather to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into accounting topics within a consistent organizational structure. The Codification supersedes all existing non-SEC accounting and reporting standards and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it issues Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description that follows, we provide reference to the Codification Topics and Subtopics, as appropriate.

    Fair Value Measurements.  Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures.”  In September 2006, the FASB established a framework for measuring fair value and expanded the disclosures of fair value measurements.  This new guidance is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of the new guidance for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008.  We adopted the non-deferred portion of this guidance on January 1, 2008 and the previously deferred portion of this guidance on January 1, 2009 and it did not have an impact on our consolidated financial statements.

    Derivative and Hedging Activities.  ASC 815 “Derivatives and Hedging.”  In March 2008, the FASB issued new guidance that calls for new disclosure for derivative and hedging activities and is effective for periods beginning after November 15, 2008. Since we do not have any Derivatives or Hedging Activities, the adoption of this new guidance on January 1, 2009 did not have any effect on our consolidated financial statements.

    Non-Controlling Interests.  ASC 810 “Consolidations.”  In December 2007, the FASB established new accounting guidance and disclosure requirements for non-controlling interests in a subsidiary. Since we do not have non-controlling interests in our subsidiaries, the adoption of this new guidance on January 1, 2009 did not have any effect on our consolidated financial statements.

    Business Combinations.  ASC 805 “Business Combinations.” In December 2007, the FASB established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non- controlling interest in the acquiree. The new requirements also provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  The new guidance is effective for business combinations occurring after December 31, 2008. The adoption of this new guidance did not have any effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2009 we had $25.1 million in cash and cash equivalents (“Cash”).

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2009 and 2008 and our Consolidated Statements of Operations and Comprehensive Loss, Stockholders’ Equity and Cash Flows for each of the years in the two-year period ended December 31, 2009, together with the reports of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed by us in the reports that are filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2009. Based on this evaluation, the Chief Executive and Financial Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In making this assessment, management used the criteria set forth in the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control—Integrated Framework. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as set forth below in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 of the Exchange Act that have occurred during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Autobytel Inc.

We have audited Autobytel Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Autobytel Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Autobytel Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Autobytel Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009 of Autobytel Inc. and our report dated March 4, 2010 expressed an unqualified opinion thereon.

                               /s/ ERNST & YOUNG LLP
Orange County, California
March 4, 2010

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to the following sections of our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2009, (“2010 Proxy Statement”) “Directors,” “Nominees for Class III Directors,” “Other Directors,” “Code of Conduct and Ethics,” “Management,” “Attendance at Meetings and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11	Executive Compensation

The information called for in this Item 11 is incorporated by reference to the following sections of the 2010 Proxy Statement: “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for in this Item 12 is incorporated by reference to the following sections of the 2010 Proxy Statement: “Security Ownership of Owners and Certain Beneficial Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information called for in this Item 13 is incorporated by reference to the following sections of the 2010 Proxy Statement: “Certain Relationships and Related Transactions” and “Director Independence.”

Item 14	Principal Accounting Fees and Services

The information called for in this Item 14 is incorporated by reference to the following sections of the 2010 Proxy Statement: “Principal Accountant Fees and Services,” “Audit Related Fees,” “Tax Fees,” “All Other Fees,” and “Pre-Approval Policy.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-25

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits:

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2010.

AUTOBYTEL INC.

By:	/s/ JEFFREY H. COATS
Jeffrey H. Coats
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of Autobytel Inc., a Delaware corporation, and the undersigned Directors and Officers of Autobytel Inc. hereby constitute and appoint Jeffrey H. Coats, Curtis E. DeWalt or Glenn E. Fuller as its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. FUCHS
Michael J. Fuchs	Chairman of the Board and Director	March 4, 2010

/s/ JEFFREY H. COATS
Jeffrey H. Coats	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2010

/s/ CURTIS E. DEWALT
Curtis E. DeWalt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2010

/s/ WESLEY OZIMA
Wesley Ozima	Vice President and Controller (Principal Accounting Officer)	March 4, 2010

/s/ MARK N. KAPLAN
Mark N. Kaplan	Director	March 4, 2010

/s/ MARK R. ROSS
Mark R. Ross	Director	March 4, 2010

/s/ JEFFREY M. STIBEL
Jeffrey M. Stibel	Director	March 4, 2010

/s/ JANET M. THOMPSON
Janet M. Thompson	Director	March 4, 2010

AUTOBYTEL INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Autobytel Inc.

We have audited the accompanying consolidated balance sheets of Autobytel Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autobytel Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autobytel Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion thereon.

                              /s/ ERNST & YOUNG LLP
Orange County, California
March 4, 2010

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share and share data)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$25,097	$27,393
Accounts receivable, net of allowances for bad debts and customer credits of $1,107 and $1,277 at December 31, 2009 and 2008, respectively	8,573	10,047
Prepaid expenses and other current assets	594	1,378
Total current assets	34,264	38,818
Property and equipment, net	1,003	2,421
Investment and other assets	123	763
Total assets	$35,390	$42,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,539	$3,579
Accrued expenses and other current liabilities	4,028	6,432
Deferred revenues	603	1,835
Total current liabilities	7,170	11,846
Non-current liabilities	79	181
Total liabilities	7,249	12,027
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 45,168,706 and 45,219,679 shares issued and outstanding at December 31, 2009 and 2008, respectively	45	45
Additional paid-in capital	301,831	300,720
Accumulated other comprehensive income	—	568
Accumulated deficit	(273,735)	(271,358)
Total stockholders’ equity	28,141	29,975
Total liabilities and stockholders’ equity	$35,390	$42,002

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per-share data)

	Years Ended December 31,
	2009	2008
Revenues:
Lead fees	$46,236	$63,169
Advertising	6,508	7,794
Other revenues	174	196
Total net revenues	52,918	71,159

Cost of revenues (excludes depreciation of $1,088 in 2009 and $1,844 in 2008)	33,986	51,384
Gross profit	18,932	19,775

Operating expenses:
Sales and marketing	10,179	17,997
Technology support	5,244	15,391
General and administrative	11,591	22,635
Patent litigation settlement	(2,892)	(2,667)
Goodwill impairment	—	52,074
Total operating expenses	24,122	105,430
Operating loss	(5,190)	(85,655)

Interest and other income	1,028	1,346
Benefit from income taxes	(606)	—
Loss from continuing operations	(3,556)	(84,309)
Discontinued operations, net	1,179	4,393
Net loss	$(2,377)	$(79,916)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.08)	$(1.91)
Discontinued operations, net	0.03	0.10
Basic and diluted loss per common share	$(0.05)	$(1.81)

Comprehensive loss:
Net loss	$(2,377)	$(79,916)
Unrealized loss from investment	—	(118)
Comprehensive loss	$(2,377)	$(80,034)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2007	43,788,633	$44	$296,964	$686	$(191,442)	$106,252
Shares issued pursuant to stock awards, net	1,340,000	1	511	—	—	512
Issuance of common stock under employee stock purchase plan	91,046	—	137	—	—	137
Share-based compensation	—	—	3,108	—	—	3,108
Unrealized loss from investment	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	(79,916)	(79,916)
Balance, December 31, 2008	45,219,679	45	300,720	568	(271,358)	29,975
Shares forfeited pursuant to stock awards	(50,973)	—	—	—	—	—
Share-based compensation	—	—	1,111	—	—	1,111
Realized gains reclassified to the Statement of Operations	—	—	—	(568)	—	(568)
Net loss	—	—	—	—	(2,377)	(2,377)
Balance, December 31, 2009	45,168,706	$45	$301,831	$—	$(273,735)	$28,141

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,377)	$(79,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,620	4,933
Provision for bad debt	1,051	1,443
Provision for customer credits	982	1,295
Write-off of capitalized software	—	5,512
Gain on AVV divestiture	(1,787)	(4,204)
Share-based compensation	1,111	3,108
Goodwill impairment	—	52,074
Changes in assets and liabilities:
Accounts receivable	(559)	(986)
Prepaid expenses and other current assets	784	328
Investment and other non-current assets	(576)	85
Accounts payable	(1,040)	(2,278)
Accrued expenses and other current liabilities	(2,404)	(1,398)
Deferred revenues	(1,232)	91
Non-current liabilities	(102)	(85)
Net cash used in operating activities	(4,529)	(19,998)

Cash flows from investing activities:
Maturities of short-term investments	—	14,050
Purchases of short-term investments	—	(14,050)
Purchases of property and equipment	(134)	(2,255)
Proceeds from sale of investment	580	—
Proceeds from AVV divestiture	1,787	21,396
Net cash provided by investing activities	2,233	19,141

Cash flows from financing activities:
Net proceeds from stock option exercises and awards issued under the employee stock purchase plan	—	649
Net cash provided by financing activities	—	649

Net decrease in cash and cash equivalents	(2,296)	(208)
Cash and cash equivalents, beginning of period	27,393	27,601
Cash and cash equivalents, end of period	$25,097	$27,393

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$161	$119

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Autobytel

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that helps automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through its internet lead referral and online advertising programs.  Internet lead referrals (“Leads”) are consumer internet requests for pricing and availability of new or used vehicles or for vehicle financing.  Leads originate from the Company’s websites or are purchased from third parties (“Network Websites”), and are sold primarily to Dealers and Manufacturers.   The Company’s consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, and MyRide.com® provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Lead requests.  Manufacturers direct consumers to their messages and their respective websites by purchasing advertising on the Company’s websites.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

The Company continued to experience negative cash flow in 2009 and at December 31, 2009 had an accumulated deficit of $274 million. Based on the Company’s current operating plan for 2010, it expects that its net operating cash flows will improve from 2009 levels.  The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular, however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2.	Summary of Significant Accounting Policies

    Basis of Presentation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.   The Company sold certain assets and liabilities of its AVV Inc. business on January 23, 2008, the “Divestiture” (See Note 4). Accordingly, the Divesture is presented in the Consolidated Statements of Operations and Comprehensive Loss as discontinued operations. As discontinued operations, revenues and expenses of the Divestiture are presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Statements of Operations and Comprehensive Loss.  Expenses included in discontinued operations were direct costs of the Divesture that were eliminated from future operations.

    Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, allowances for bad debts and customer credits, useful lives of depreciable assets and capitalized software costs, long-lived asset impairments, goodwill and purchased intangible asset valuations, accrued liabilities and valuation allowance for deferred tax assets and stock-based compensation expense. Actual results could differ from those estimates.

    Cash and Cash Equivalents.  For purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents represent amounts held by the Company for use by the Company, and are recorded at cost which approximates fair value.

    Investments.  Autobytel had an investment in one publicly traded company’s equity securities, acquired as part of an acquisition in 2001, categorized as available-for-sale.  Investments categorized as available-for-sale are measured at fair value with unrealized gains and losses included in accumulated comprehensive income as a separate component of stockholders’ equity. The Company records its investment based on level-one inputs, which are quoted market prices in active markets for identical assets or liabilities.   During 2009, the Company sold its investment and recorded a gain of $0.6 million, which is classified as other income on the Consolidated Statement of Operations and Comprehensive Loss.  As of December 31, 2008, the balance of the investment was $0.6 million, with $0.6 million recorded in accumulated other comprehensive income.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Accounts Receivable.  Credit is extended to customers based on an evaluation of the customer’s financial condition, and when credit is extended, collateral is generally not required. Interest is not normally charged on receivables.

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

The allowance for customer credits is an estimate of adjustments for services that do not meet the customer requirements. Additions to the estimated allowance for customer credits are recorded as a reduction of revenue and are based on the Company’s historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; (iii) other factors known at the time; and (iv) future expectations. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits with no impact on revenues.

Contingencies.  From time to time the Company may be subject to proceedings, lawsuits and other claims.  The Company assesses the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. The Company records a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. At December 31, 2009, the Company did not record any allowances for contingencies. Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred.

    Fair Value of Financial Instruments.  The Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the relatively short-term maturity of these instruments.

    Concentration of Credit Risk and Risks Due to Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits held by banks that exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive dealers and automotive manufacturers.

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, and in particular with three U.S. automobile manufacturers (General Motors, Chrysler LLC, and Ford) (“Detroit Three”). During 2009 approximately 13% of the Company’s total revenues were derived from the Detroit Three, and approximately 20% of its total gross accounts receivable are receivable from the Detroit Three at December 31, 2009. The Company generally requires no collateral to support its accounts receivables and maintains an allowance for bad debts for potential credit losses.  The Company has no pre-bankruptcy receivables from either General Motors or Chrysler as of December 31, 2009.  In 2009 and 2008, no customer accounted for greater than 10% of total revenues, and the Company had no balances due from any customer that accounted for more than 10% of total accounts receivable as of December 31, 2009 or 2008.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repair and maintenance costs are charged to operating expenses as incurred. Gains or losses resulting from the retirement or sale of property and equipment are recorded as operating income or expenses, respectively.

    Operating Leases.  The Company leases office space, certain office equipment and a domain name under operating lease agreements which expire on various dates through 2011, with options to renew on expiration of the original lease terms. Reimbursed tenant improvements are considered in determining straight-line rent expense, and are amortized over the shorter of their estimated useful lives or the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing rent expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

    Capitalized Internal Use Software and Website Development Costs. The Company capitalizes costs to develop internal use software in accordance with the Internal-Use Software and the Website Development Costs Topics, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years. Capitalized website development costs, once placed in service are amortized using the straight-line method over the estimated useful life of the related websites.

    Impairment of Long-Lived Assets.  The Company periodically reviews its long-lived assets and intangibles assets subject to amortization to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets. The Company evaluates these assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Should the carrying amount of an asset exceed its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes assumptions and estimates. As discussed in Note 3, the Company recorded an impairment loss of $5.5 million on certain of its long-lived assets in 2008. The Company did not record any impairments in 2009.

    Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. The Company evaluates the carrying value of enterprise goodwill for impairment. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and the Company then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. The Company evaluates enterprise goodwill, at a minimum, on an annual basis, in the second quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.

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

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Revenue Recognition.  Lead fees consist of vehicle buying purchase request fees for new and used vehicles, and finance request fees (“Leads”).  Fees paid by customers participating in the Company’s Lead programs are comprised of monthly transaction and/or subscription fees.  Advertising revenues represent fees for display advertising on the Company’s websites.

The Company recognizes revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Lead fees are generally recognized as revenue in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on the Company’s websites. Fees billed prior to providing services are deferred, as they do not satisfy all U.S. GAAP revenue recognition criteria. Deferred revenues are recognized as revenue over the periods services are provided.

    Income Taxes.  The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to an amount it believes is more likely than not to be realized.

    Computation of Basic and Diluted Net Loss per Share.  Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net loss per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, assuming that any proceeds from the exercise of stock options and unvested restricted stock would be used to purchase common stock at the average market price during the period.

The following are the share amounts utilized to compute the basic and diluted net loss per share for the years ended December 31:

	2009	2008
Basic and diluted loss per share:
Weighted average common shares outstanding	44,947,865	44,329,851
Weighted average unvested restricted stock outstanding	(385,023)	(242,787)
Basic and dilutive shares	44,562,842	44,087,064

    Potentially dilutive securities representing approximately 8.2 million and 7.7 million shares of common stock for the years ended December 31, 2009 and 2008, respectively, were excluded from the computation of diluted loss for these periods because their effect would have been anti-dilutive.

    Share-Based Compensation.  The Company grants restricted stock and stock option awards (the “Awards”) under several of its share-based compensation Plans (the “Plans”), that are more fully described in Note 8.  The Company recognizes share-based compensation based on the Awards’ fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions.

Restricted stock fair value is measured on the grant date based on the quoted market price of Company’s common stock, and the stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.

    Business Segment.  The Company conducts its business within the United States and within one business segment which is defined as providing automotive and marketing services.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    Reclassifications.  Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.  These reclassifications include presenting bad debt expense in Sales and Marketing and presenting rental expense in General and Administrative expense.

    Advertising Expense.  Advertising costs are expensed in the period incurred. Advertising expense in 2009 and 2008 was $3.9 million and $7.2 million, respectively.

  Recently Adopted Accounting Pronouncements.
    In June 2009, the Financial Accounting Standard Board (“FASB”) issued the Generally Accepted Accounting Principles Topic of the FASB Accounting Standards CodificationTM (“Codification”).  The Generally Accepted Accounting Principles Topic of the Codification is the single source of U.S. GAAP in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative guidance for SEC registrants. The Codification was not meant to create new accounting and reporting guidance, but rather to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into accounting topics within a consistent organizational structure. The Codification supersedes all existing non-SEC accounting and reporting standards and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it issues Accounting Standards Updates (“ASU’s”). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description that follows, reference to the Codification Topics and Subtopics are provided, as appropriate.

    Fair Value Measurements.  Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures.”  In September 2006, the FASB established a framework for measuring fair value and expanded the disclosures of fair value measurements.  This new guidance is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of the new guidance for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008.  The Company adopted the non-deferred portion of this guidance on January 1, 2008 and adopted the previously deferred portion of this guidance on January 1, 2009 and it did not have an impact on the Company’s consolidated financial statements.

    Derivative and Hedging Activities.  ASC 815 “Derivatives and Hedging.”  In March 2008, the FASB issued new guidance that calls for new disclosure for derivative and hedging activities and is effective for periods beginning after November 15, 2008. Since the Company does not have any Derivatives or Hedging Activities, the adoption of this new guidance on January 1, 2009 did not have any effect on the Company’s consolidated financial statements.

    Non-Controlling Interests.  ASC 810 “Consolidations.”  In December 2007, the FASB established new accounting guidance and disclosure requirements for non-controlling interests in a subsidiary. Since the Company does not have non-controlling interests in its subsidiaries, the adoption of this new guidance on January 1, 2009 did not have any effect on the Company’s consolidated financial statements.

    Business Combinations.  ASC 805 “Business Combinations.” In December 2007, the FASB established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non- controlling interest in the acquiree. The new requirements also provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  The new guidance is effective for business combinations occurring after December 31, 2008. The adoption of this new guidance did not have any effect on the Company’s consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.         Selected Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following:
	As of December 31,
	2009	2008
	(in thousands)

Computer software and hardware	$9,183	$9,138
Furniture and equipment	1,432	1,715
Leasehold improvements	949	1,249
Capitalized internal use software	912	912
	12,476	13,014
Less—Accumulated depreciation and amortization	(11,473)	(10,593)
Property and Equipment, net	$1,003	$2,421

During 2008 the Company recorded impairment charges of $4.3 million to reduce the net book value of certain capitalized software related to the MyRide website to its estimated fair value. This impairment was recorded pursuant to impairment indicators including the decision to discontinue the use of the MyRide software platform as well as lower than expected website ‘traffic” and the related impact on the Company’s projected cash flows. The $4.3 million impairment charge is classified as cost of revenues in the 2008 Consolidated Statements of Operations and Comprehensive Loss.

The Company also recorded an expense of $1.2 million in 2008, associated with the write-off of capitalized software projects that are no longer being developed or expected to be placed in service for their intended use. This amount is included in general and administrative and technology support in the 2008 Consolidated Statement of Operations and Comprehensive Loss.

As of December 31, 2009 and 2008, capitalized internal use software, net of amortization, and development in process were $0.1 million and $0.4 million, respectively.  Depreciation and amortization expense related to property and equipment was $1.6 million and $4.8 million for the years ended December 31, 2009 and 2008, respectively.

Accrued Expenses and Other Current Liabilities

As of December 31, 2009 and 2008, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2009	2008
	(in thousands)

Compensation and related costs	$2,629	$2,288
Accrued severance	43	2,614
Professional fees	71	340
Other accrued expenses	596	261
Amounts due to customers	468	583
Other current liabilities	221	346
Total accrued expenses and other current liabilities	$4,028	$6,432

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.         AVV Divestiture

On January 23, 2008, the Company completed the sale of certain assets and liabilities of its AVV, Inc. data extraction and customer relationship management software business (“AVV”) to Dominion Enterprises (“Dominion”) for approximately $22.75 million in cash, plus a working capital payment of approximately $1.0 million. The Company recorded a gain on sale of approximately $4.2 million in 2008, which is classified as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss. The Company and Dominion also agreed to a $1.9 million escrow in connection with the sale (the “Escrow”).  During 2009, the Company received approximately $1.8 million of the Escrow, with the remaining $0.1 million distributed to Dominion.  The $1.8 million Escrow received in by the Company in 2009 is classified as a gain on sale, discontinued operations.

The AVV results of operations are presented as discontinued operations for all periods presented. As discontinued operations, revenues and expenses have been aggregated and stated separately from the respective captions of continuing operations in the Consolidated Statements of Operations and Comprehensive Loss. Expenses include direct costs of the business that were eliminated from future operations.  For the years ended December 31, 2009 and 2008 the results of operations of AVV are reported as discontinued operations, net of taxes, as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)

Total net revenues:	$—	$568
Cost of revenues	—	—
Gross profit	—	568
Operating expenses:
Sales and marketing	—	150
Technology support	—	114
General and administrative	—	53
Total operating costs	—	317
Gain on sale	1,787	4,204
Provision for income taxes	608	62
Discontinued operations, net	$1,179	$4,393

5.	Patent Litigation Settlement

Dealix Patent Litigation Settlement  In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (the “Settlement Agreement”). The Settlement Agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company, the Cobalt Group, of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three anniversary dates of the initial payment. The Company received the first of three installments of $2.7 million in March 2008, and in March 2009, the Company received the second installment of $2.7 million pursuant to the Settlement Agreement. The Company records the payments as patent litigation settlement in the period payment is received, as a reduction to operating expenses. The remaining payment is guaranteed by WP Equity Partners, Inc., a Warburg Pincus affiliate. The Company has been unable to assess with reasonable assurance the collectability of the remaining payment under the Settlement Agreement as the Company does not have financial information to support the credit worthiness of the debtor or guarantor. The Company does not have reasonable assurance that it will receive the remaining payment on its due date or at all and therefore has not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2009 or 2008.

Texas and California Patent Litigation Settlements. The Company entered into a settlement agreement with Insweb Corporation (“Insweb”), Leadpoint, Inc. (“Leadpoint”), and Internet Brands, Inc. (“Internet Brands”) settling and dismissing with prejudice various patent-related and other claims by and against the Company. Under the settlement terms, Autobytel granted to Insweb, Leadpoint and Internet Brands, and Insweb, Leadpoint and Internet Brands each granted to Autobytel, a non-exclusive perpetual license to their respective patents as well as long-term covenants not to sue any of the parties for infringement of current or future patents; and mutual releases of claims. In connection with the settlement, (i) Autobytel and Autodata Solutions, Inc. (“Autodata”), a wholly owned subsidiary of Internet Brands, entered into a Master License and Services Agreement pursuant to which

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company will have the right to publish certain editorial content, images, shopping tools and vehicle data provided by Autodata for a term of five years; and (ii) shares of Internet Brands’ common stock previously issued to one of the Company’s subsidiaries but held by Internet Brands was released to the Company. In addition, InsWeb and Autobytel entered into a Content License Agreement pursuant to which Autobytel will receive specific auto insurance editorial content, data and interactive tools from InsWeb. The content and tools will contain links to one of InsWeb’s insurance websites, and Autobytel and InsWeb will share the revenue associated with consumer activity generated by the links. LeadPoint agreed to pay Autobytel $200,000, $100,000 of which was paid in connection with the signing of the settlement, to be followed by $50,000 installments payable on or before March 31, 2010 and September 30, 2010, respectively. In connection with the settlement, all claims brought by Insweb, Internet Brands and Leadpoint against Dominion Enterprises (“Dominion”), the purchaser of the Company’s AVV business,  and Retention Performance Marketing, Inc. (“RPM”), and OneCommand, Inc. (“OneCommand”), the purchaser of the Company’s RPM business, were also dismissed with prejudice, with Internet Brands, Leadpoint, and Insweb each providing Dominion, OneCommand, and RPM covenants not to sue for infringement of the Insweb patent at issue in the litigation, and Dominion, OneCommand, and RPM each granting to Insweb, Internet Brands, and Leadpoint, and Insweb, Internet Brands and Leadpoint each granting to Dominion, OneCommand, and RPM, long-term mutual releases of claims.

Edmunds Declaratory Relief Action Settlement. On March 13, 2008, Edmunds Holding Company and Edmunds.com (collectively “Edmunds”) filed a lawsuit against the Company in the United States District Court for the District of Delaware relating to the Company’s U.S. Patent Number 6,282,517 for lead technology (“‘517 Patent”). In the lawsuit, Edmunds sought a declaration that its business activities, some of which include generating automotive leads, did not infringe the ‘517 Patent and that such patent was invalid. On February 20, 2009, this declaratory relief action was dismissed by the court. In March 2009, the Company entered into a settlement resolving the issues presented in Edmunds’ declaratory judgment action.  Under this settlement, Autobytel granted to Edmunds a limited license to the ‘517 Patent and other existing Autobytel leads-related patents in exchange for the right to publish on Autobytel’s family of websites a select assortment of Edmunds.com’s multi-media automotive content, including photos, editorial reviews, and articles. The settlement agreement also provided for mutual releases of claims.  This settlement did not have a material impact on the Company’s financial statements.

6.	Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2011. On February 6, 2009 the Company amended its operating lease for its corporate offices in Irvine, California (the “Lease”). Effective March 31, 2009, (i) the term of the Lease was extended from October 1, 2010 to July 31, 2011, with two options to extend the Lease for a period of one year each, (ii) the rentable square footage under the Lease was reduced by approximately 55% (from 60,000 square feet to 26,000 square feet), and (iii) the monthly rent under the Lease was reduced by approximately 60%. The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2010	$659
2011	335
Thereafter	—
$994
Rent expense included in operating expenses was $0.9 million and $1.4 million for the years ended December 31, 2009 and 2008, respectively.

Guarantees

The Company guarantees an operating lease commitment for one of its wholly owned subsidiaries. The maximum guarantee amount is approximately $0.1 million which represents the remaining commitment, through January 2011, on such operating lease arrangements as of December 31, 2009.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies.  The parties in the approximately 300 coordinated cases, including the parties in the Autobytel case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel.  On October 6, 2009, the Court granted final approval of the settlement.  A group of three objectors filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December  2006 order reversing the District Court’s order certifying classes in six of the coordinated cases.  The six cases which do not include Autobytel’s case, are intended to serve as test cases.  Plaintiffs’ filed an opposition to the petition.  Objector’s, including the objectors that filed the petition seeking permission to appeal, filed notices of appeal of the Court’s order finally approving the settlement.  The time to file additional appeals has run. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive appeal, and Autobytel is found liable, it is possible that damages could be greater than Autobytel’s insurance coverage and the impact on Autobytel’s financial statements could be material.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”), and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies.  The parties in the approximately 300 coordinated cases, including Autoweb’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb.  On October 6, 2009, the Court granted final approval of the settlement.  A group of three objectors filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 2006 order reversing the District Court’s order certifying classes in six of the coordinated cases.  The six cases , which do not include Autoweb’s case are intended to serve as test cases.  Plaintiffs’ filed an opposition to the petition.  Objectors, including objectors that filed the petition seeking permission to appeal, filed notices of appeal of the Court’s order finally approving the settlement.  The time to file additional appeals has run.    Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive that appeal, and Autoweb is found liable, it is possible that damages could be greater than Autoweb’s insurance coverage and the impact on Autobytel’s financial statements could be material.

From time to time, the Company may be involved in other litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition, and cash flows.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.         Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code ("IRC") (the "401(k) Plan".) The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 50% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company contributed $0.2 million and $0.4 million, for the years ended December 31, 2009 and 2008, respectively.

8.	Stock-Based Incentive Plans

The Company has established several Plans that provide for stock-based awards (the “Awards”) primarily in the form of stock options and restricted stock awards (RSA’s). Certain of these Plans provide for awards to employees, the Company’s Board of Directors, and independent consultants. The Awards were granted under the 1996 Stock Incentive Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan, the 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan, the 2004 Restricted Stock and Option Plan, and the 2006 Inducement Stock Option Plan. An aggregate of 1.5 million shares of Company common stock are reserved for future issuance under the Plans at December 31, 2009.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Share-based compensation expense:
Cost of revenues	$32	$177
Sales and marketing	358	756
Technology support	115	601
General and administrative	606	1,566
Share-based compensation expense included in continuing operations	1,111	3,100
Share-based compensation expense included in discontinued operations	—	8
Total share-based compensation expense	$1,111	$3,108

Certain Awards accelerated their vesting in accordance with their respective original award agreements. The total expense related to these accelerated vested Awards was approximately $0.1 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, there was approximately $1 million of unrecognized compensation expense related to unvested stock-based Award grants. This expense is expected to be recognized over a weighted average period of approximately 1.8 years.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The expected risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. The Company has used historical volatility because it has a limited number of options traded on its common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The Company estimates the expected life of options granted based on historical experience, which it believes is representative of future behavior.  The dividend yield is not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The estimated forfeiture rate used is based on historical experience and is adjusted based on actual experience.

The Company grants its options at exercise prices that are not less than the fair market value of the Company’s common stock on the date of grant. Stock options generally have a ten year maximum contractual term and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months, thereafter. The vesting of certain stock options is accelerated under certain conditions, including upon a change in control of the Company or involuntary termination of employment.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Awards granted under the Company’s stock option plans were estimated to have a weighted average grant date fair value per share of $0.23 and $0.62 for the years ended December 31, 2009 and 2008, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2009	2008
Expected volatility	75%	62%
Expected risk-free interest rate	1.7%	2.9%
Expected life (years)	4.1	4.1

    A summary of the Company’s outstanding stock options as of December 31, 2009, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2008	6,869,878	$3.88	4.1	—
Granted	3,038,409	0.43
Exercised	—	—
Forfeited or expired	(2,108,383)	3.58
Outstanding at December 31, 2009	7,799,904	$2.62	6.0	$1,630

Vested and expected to vest at December 31, 2009	7,341,287	$2.70	5.9	$1,468

Exercisable at December 31, 2009	4,312,285	$4.27	3.4	$9

Service-Based Options

During the years ended December 31, 2009 and 2008, the Company granted 1,970,159 and 1,882,500 service-based stock options, with weighted average grant date fair values of $0.25 and $0.60, respectively.

The Company’s President and Chief Executive Officer was granted 1,000,000 of the total service based options during the year ended December 31, 2009 (“CEO Awards”).  The CEO Awards vest on the first anniversary of the grant date and have an exercise price of $0.35, which was higher than the closing price of the Company’s common stock on the grant date.  The shares that are issuable upon exercise of the CEO Award options are subject to restrictions on resale that lapse over time (as to one-third on the first anniversary of the grant date and thereafter will lapse as to the remaining two-thirds of the shares in equal one-twelfth (1/12) installments of the original number of shares subject to the options each quarter until all resale restrictions have lapsed).  The vesting of these options and lapse of the resale restrictions will accelerate upon involuntary termination of employment by the Company without cause or for voluntary termination by the CEO for good reason.

Market Condition Options

In 2009 the Company granted 1,068,250 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $0.35, with a fair market value per option granted of $0.19, using Black-Scholes option pricing model.  One-third of these options cliff vest on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercisable.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercisable (“Market Condition A”).  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercisable (“Market Condition B”). Certain of these options will accelerate vesting upon a change in control.  During 2009 Market Condition A was achieved.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance Condition Options

    In 2008, 216,667 options were provided to certain executives with vesting contingent upon meeting certain performance criteria.  The performance period for these options concluded in March 2009. Of the 216,667 options provided in 2008, 200,000 were forfeited due to termination.

No options were exercised during 2009.  The total intrinsic value of options exercised during 2008 was $43,000.

Restricted Stock Awards (“RSA’s”)

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

A summary of the changes in the Company’s RSA’s during the year ended December 31, 2009 are presented below:

	RSA Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	720,000	$1.06
Vested/Forfeiture Restriction Lapse	(284,004)	1.06
Forfeited	(50,973)	1.06
Unvested at December 31, 2009	385,023	$1.06

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was adopted in 1996, amended in 2003 and 2007, and terminates in 2017. The ESPP permits eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock on the first or last day of each six month purchase period. The ESPP authorized the purchase of up to 650,000 shares of common stock. The ESPP was suspended by the Company’s Board of Directors during 2008 and continues to be suspended in 2009.

Preferred Shares Purchase Rights Plan

In July 2004, the Board of Directors approved the adoption of a stockholder rights plan under which all stockholders of record as of August 10, 2004 received rights to purchase shares of Series A Junior Participating Preferred Stock. The rights were distributed as a non-taxable dividend and will expire July 30, 2014.

The rights will be exercisable only if a person or group acquires 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. If a person or group acquires 15% or more of the common stock, all rightholders, except the acquirer, will be entitled to acquire at the then exercise price of a right that number of shares of the Company’s common stock which at the time will have a market value of two times the exercise price of the right. Under certain circumstances, all rightholders, other than the acquirer, will be entitled to receive at the then exercise price of a right that number of shares of common stock of the acquiring company which at the time will have a market value of two times the exercise price of the right. The initial exercise price of a right was $65.00.

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

On April 23, 2009, the Board of Directors of the Company approved, and the Company entered into, an Amended and Restated Rights Agreement (“Amended Rights Agreement”) dated as of April 24, 2009.  The Amended Rights Agreement incorporates the following material changes to the original rights agreement: (i) the purchase price was decreased to $1.40 per right; (ii) the Board of Directors may effect an exchange of the rights at an exchange ratio of one share of the Company’s common stock per right (an “ Exchange ”) at any time after a person becomes an acquiring person (as defined in the Amended Rights Agreement) in accordance with the Amended Rights Agreement; and (iii) in effecting an Exchange, the Company may enter into a trust agreement by which it transfers to the trust created by such trust agreement (the “ Trust ”), all shares of the Company’s common stock issued pursuant to the Exchange. The Trust would hold the shares of the Company’s common stock for the benefit of stockholders entitled to receive them pursuant to the Exchange. Stockholders would receive shares from the Trust after complying with the relevant terms of the trust agreement.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Year Ended December 31, 2008
(in thousands)
Cost of revenues	$300
Sales and marketing	1,400
Technology support	2,500
General and administrative	2,700
Total	$6,900

    The Company paid approximately $3.6 million of the severance and other related termination costs during 2008 and paid substantially all remaining cost amounts during 2009. Pursuant to the former Chief Executive Officer’s employment agreement, he received a severance payment of $1.7 million in December 2008, and is entitled to the continuation of certain insurance benefits for a period of 24 months following his termination.

10.       Income Taxes

    The benefit for income taxes from continuing operations consists of the following for the years ended December 31:

	2009	2008
	(in thousands)
Current:
Federal	$(635)	$—
State	29	—
	(606)	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax benefit	$(606)	$—

The Company has allocated a tax benefit to its continuing operations, offset by a tax provision charged to discontinued operations.  The income from discontinued operations is considered when determining the amount of tax benefit that results from, and allocated to, a loss from continuing operations. The income from discontinued operations represents a source of income that enables the Company to realize a tax benefit on the loss from continuing operations. As a result, we have allocated an income tax benefit to the loss from continuing operations.  The allocation of the tax benefit to continuing operations was not considered material in 2008.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Tax provision at U.S. federal statutory rates	(35.0)%	$(35.0)%
State taxes	(4.1)	0.1
Non-deductible permanent items	(41.1)	0.1
Incentive stock options	2.0	0.1
Goodwill	—	28.2
Change in federal valuation allowance	51.0	6.5
Effective income tax rate	(27.2)%	0.0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$430	$498
Accrued liabilities	228	259
Net operating loss carry-forwards	35,869	33,245
Fixed assets	593	692
Intangible assets	3,327	4,259
Share-based compensation expense	4,473	4,106
Deferred revenue	13	758
Other	20	60
Total gross deferred tax assets	44,953	43,877
Deferred tax liabilities:
Intangible assets	—	(16)
Other	—	(221)
Total gross deferred tax liabilities	—	(237)
Valuation allowance	(44,953)	(43,640)
Net deferred income taxes	$—	$—

At December 31, 2009, the Company had recorded a valuation allowance of $45 million on its net deferred tax assets. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2009 and 2008, the Company had federal and state net operating loss carry-forwards of approximately $97.5 million and $61.6 million, respectively (“NOL’s”). The federal net operating loss carry-forwards expire through 2029 as follows (in millions):

2021	$26.6
2022	2.7
2023	—
2024	4.4
2025	7.7
2026	26.4
2027	15.5
2028	5.2
2029	9.0
$97.5

The state net operating loss carry-forwards expire through 2030 as follows (in millions):

2015	$15.9
2016	3.9
2017	5.9
2018	21.3
2019	3.2
2029	11.4
$61.6

Utilization of our net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006; however, based on management’s current estimate, this change does not limit the utilization of the NOL's presented above as of December 31, 2009.  As a result of an acquisition in 2001, approximately $9.9 million of the NOL’s are subject to an annual limitation of approximately $0.5 million per year.

The federal and state net operating losses begin to expire in 2021 and 2015, respectively. Approximately $10.8 million and $5.0 million, respectively, of the federal and state net operating loss carry-forwards were incurred by subsidiaries prior to the date of the Company’s acquisition of such subsidiaries. The Company established a valuation allowance of $4.1 million at the date of acquisitions related to these subsidiaries. The tax benefits associated with the realization of such net operating losses will be credited to the provision for income taxes. In addition, federal and state net operating losses of approximately $13.5 million and $8.5 million, respectively, relate to stock option deductions. Therefore, to the extent that the valuation allowance is reduced in the future and such options are realized, approximately $4.7 million and $0.3 million, respectively, will be credited to stockholder’s equity rather than to income tax benefit.

At December 31, 2009, deferred tax assets exclude approximately $0.6 million and $0.1 million of tax-effected federal and state net operating losses pertaining to tax deductions from stock-based compensation. Upon future realization of these benefits, the Company expects to increase additional paid-in capital and reduce income taxes payable. The benefit of excess stock option deductions is not recorded until such time that the deductions reduce income taxes payable. For purposes of determining when the stock options reduce income taxes payable, the Company has adopted the “with and without” approach whereby the Company considers net operating losses arising from continuing operations prior to net operating losses attributable to excess stock option deductions.

At December 31, 2009, the Company has federal and state research and development tax credit carry-forwards of $0.3 million and $0.2 million, respectively, which begin to expire in 2021.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2009 and 2008, the Company had unrecognized tax benefits of approximately $0.5 million, all of which, if subsequently recognized, would have affected the Company’s tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(in thousands)

Balance at January 1,	$500	$500
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions related to prior years and settlements	—	—
Reductions based on the lapse of the statutes of limitations	—	—
Balance at December 31,	$500	$500

The Company files income tax returns in the United States and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2004 (except for the use of tax losses generated prior to 2004 that may be used to offset taxable income in subsequent years). The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits in the years ended December 31, 2009 and 2008.

11.           Related Party Transactions

The spouse of the Company’s Executive Vice President and Chief Operating Officer was employed by the Company from February 2005 to July 2008. Her base annual salary was $152,000 and she was eligible for a bonus of up to 20% of her base salary. Her salary and bonus payment in 2008 totaled $119,000.

The Company utilized the services of The Search Agency, a provider of search engine marketing and search engine optimization services. Jeffrey M. Stibel, a director of the Company, is an equity owner of The Search Agency. The Company incurred costs of approximately $50,000 and $500,000 for services provided by The Search Agency for the years ended December 31, 2009 and 2008, respectively. The accounts payable related to The Search Agency in the Company’s Consolidated Balance Sheet as of December 31, 2009 and 2008 were zero and $23,000, respectively. All such services were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

On April 3, 2009 the Compensation Committee approved the payment of $70,000 to Maverick Associates LLC for consulting services rendered to the Company by Mr. Jeffrey H. Coats during 2008 (prior to his appointment as the Company’s President and Chief Executive Officer) in connection with the Company’s evaluation of strategic alternatives and development and implementation of cost reduction initiatives. Mr. Coats is the sole member of Maverick Associates.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.	Quarterly Financial Data (Unaudited)

 The Company is restating its unaudited consolidated condensed financial statements for the three and six month periods ended June 30, 2009 and the three and nine month periods ended September 30, 2009 related to the misstatement of the provision (benefit) for income taxes between continuing and discontinued operations.  During these periods the Company did not consider the income from discontinued operations when determining the amount of tax benefit that results from, and is allocated to, the loss from continuing operations. The income from discontinued operations represents a source of income that enables the Company to realize a tax benefit on the loss from continuing operations. The following tables set forth selected statements of operations and comprehensive loss data, presenting previously reported amounts and amounts as corrected.

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	As Previously Reported	Correction of Error	As Corrected for Error	As Previously Reported	Correction of Error	As Corrected for Error
Operating loss	$(2,199)	$—	$(2,199)	$(2,702)	$—	$(2,702)
Interest income and other income	675	—	675	821	—	821
Benefit from income taxes	—	(495)	(495)	—	(495)	(495)
Loss from continuing operations	(1,524)	495	(1,029)	(1,881)	495	(1,386)
Discontinued operations, net	1,273	(495)	778	1,273	(495)	778
Net loss	$(251)	$—	$(251)	$(608)	$—	$(608)

Basic and diluted loss per share:
Loss from continuing operations	$(0.03)	$0.01	$(0.02)	$(0.04)	$0.01	$(0.03)
Discontinued operations, net	0.03	(0.01)	0.02	0.03	(0.01)	0.02
Basic and diluted loss per common share	$(0.01)	$—	$(0.01)	$(0.01)	$—	$(0.01)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	As Previously Reported	Correction of Error	As Corrected for Error	As Previously Reported	Correction of Error	As Corrected for Error
Operating loss	$(1,411)	$—	$(1,411)	$(4,113)	$—	$(4,113)
Interest income and other income	94	—	94	915	—	915
Benefit from income taxes	124	(256)	(132)	124	(751)	(627)
Loss from continuing operations	(1,441)	256	(1,185)	(3,322)	751	(2,571)
Discontinued operations, net	642	(256)	386	1,915	(751)	1,164
Net loss	$(799)	$—	$(799)	$(1,407)	$—	$(1,407)

Basic and diluted loss per share:
Loss from continuing operations	$(0.03)	$—	$(0.03)	$(0.07)	$0.01	$(0.06)
Discontinued operations, net	0.01	—	0.01	0.04	(0.01)	0.03
Basic and diluted loss per common share	$(0.02)	$—	$(0.02)	$(0.03)	$—	$(0.03)

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Below is a summary table of the Company’s quarterly data for the years ended December 31, 2009 (as restated for the quarters ended June 30, 2009 and September 30, 2009 as above) and December 31, 2008.

	Quarter Ended
	Dec 31, 2009	Sep 30, 2009 (a)	Jun 30, 2009 (b)	Mar 31, 2009 (c)	Dec 31, 2008 (d)	Sep 30, 2008 (e)	Jun 30, 2008 (f)	Mar 31, 2008 (g)
	(in thousands, except per-share amounts)

Total net revenues	$12,250	$13,354	$13,444	$13,870	$14,206	$17,270	$18,986	$20,697
Gross profit (loss)	4,787	4,740	4,422	4,983	(32)	6,163	6,772	6,872
Loss from continuing operations	(985)	(1,185)	(1,029)	(357)	(15,058)	(5,811)	(57,354)	(6,086)
Net loss	$(970)	$(799)	$(251)	$(357)	$(15,054)	$(5,627)	$(57,285)	$(1,950)
Basic and diluted loss per share from continuing operations:	$(0.02)	$(0.03)	$(0.02)	$(0.01)	$(0.34)	$(0.13)	$(1.30)	$(0.14)

(a)	Net loss includes a net $0.6 million gain related to the sale of certain assets and liabilities of AVV
(b)	Net loss includes a net $1.3 million gain related to the sale of certain assets and liabilities of AVV
(c)	Loss from continuing operations and net loss includes a $2.7 million litigation settlement gain
(d)
Gross loss includes a non-cash impairment charge of $4.3 million, Loss from continuing operations and net loss includes non-cash impairment charges of $5.5 million and $5.1 million of severance and other related employee termination expenses

(e)	Loss from continuing operations and net loss includes $1.8 million of severance and other related employee termination expenses
(f)	Loss from continuing operations and net loss includes a non-cash goodwill impairment charge of $52.1 million
(g)
Net loss includes a net $4.2 million gain related to the sale of certain assets and liabilities of AVV, Inc. a data extraction and customer relationship management software business and a $2.7 million litigation settlement payment

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2009	2008
	(in thousands)
Allowance for bad debts:
Beginning balance	$966	$329
Additions	1,051	1,443
Write-offs	(1,195)	(806)
Ending balance	$822	$966

Allowance for customer credits:
Beginning balance	$311	$205
Additions	982	1,295
Write-offs	(1,008)	(1,189)
Ending balance	$285	$311

Tax valuation allowance:
Beginning balance	$43,640	$39,183
(Credited) Charged to tax expense	1,890	4,802
Charged (credited) to other	(577)	(345)
Ending balance	$44,953	$43,640

EXHIBIT INDEX

Number		Description
2.1
Asset Purchase Agreement, dated as of January 23, 2008, between the Company, AVV, Inc. and Dominion Enterprises is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 29, 2008 (SEC File No. 000-22239)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly autobytel.com inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

3.2
Second Amended and Restated Bylaws of Autobytel dated August 1, 2009, which is incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the SEC on October 23, 2009 (SEC File No. 000-22239)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Amended and Restated Rights Agreement, dated as of April 24, 2009, between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation (which includes the form of Amended Certificate of Designation of the Series A Junior Participating Preferred Stock of Autobytel as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, which is incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

10.1	**
Form of Indemnification Agreement between Autobytel and its directors and officers is incorporated herein by reference to Exhibit 10.1 of  Registration Statement on Form S-1 filed with the SEC on January 15, 1999 and declared effective (as amended) on March 25, 1999 (SEC File No. 333-70621) (“S-1 Registration Statement”)

10.2	**
Form of Outside Director Stock Option Agreement under the 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2005 (SEC File No. 000-22239) (“September 2005 8-K”)

10.3	**	Form of Letter Agreement (amending certain stock option agreements with Outside Directors) is incorporated herein by reference to Exhibit 10.2 of the September 2005 8-K

10.4	**
autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to the S-1 Registration Statement filed with the SEC on February 9, 1999 (SEC File No. 333-70621) (“Amendment No. 1 to S-1 Registration Statement”)

10.5	**	autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to S-1 Registration Statement

10.6	**
autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8  filed with the SEC on November 1, 1999 (SEC File No. 333-90045)

10.7	**
Amendment No. 1 to the autobytel.com inc. 1998 Stock Option Plan dated September 22, 1999 is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999 (SEC File No.  000-22239)

10.8	**
Amendment No. 1 to the autobytel.com inc. 1999 Stock Option Plan, dated September 22, 1999 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999  (SEC File No. 000-22239)

10.9	**	1996 Stock Incentive Plan and related agreements are incorporated herein by reference to Exhibit 10.6 of Amendment No. 1 to S-1 Registration Statement

Number		Description
10.10	**	autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed with the SEC on June 15, 2000 (SEC File No. 333-39396)

10.11	**
Employment Agreement, dated April 27, 2005, between Autobytel and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on  May 3, 2005 (SEC File No. . 000-22239)

10.12	**
autobytel.com inc. 2001 Restricted Stock Plan is incorporated herein by reference to Annex D to the Registration Statement on Form S-4 originally  filed with the SEC on May 11, 2001 (SEC File No. 333-60798)
and amended on July 17, 2001.

10.13	**
Amendment No. 1 to the Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(2) of Schedule TO filed with the SEC on December 14, 2001 (SEC File No. 005-58067) (“Schedule TO”)

10.14	**	Amendment No. 2 to the autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(5) of the Schedule TO

10.15	**	Amendment No. 2 to the autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) of the Schedule TO

10.16	**	Amendment No. 1 to the autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(10) of the Schedule TO

10.17	**	Amendment No. 1 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(12) of the Schedule TO

10.18	**
Amendment No. 2 to the autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002 (SEC File No. 000-22239)

10.19	**	Form of Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(13) of the Schedule TO

10.20	**	Form of Stock Option Agreement pursuant to autobytel.com inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(14) of the Schedule TO

10.21	**	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(15) of the Schedule TO

10.22	**	Form of Stock Option Agreement pursuant to autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(16) of the Schedule TO

10.23	**	Form of Stock Option Agreement pursuant to autobytel.com inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(17) of the Schedule TO

10.24	**	Form of Performance Stock Option Agreement pursuant to autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(18) of the Schedule TO

10.25	**	Form of Non-employee Director Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(19) of the Schedule TO

10.26	**
Employment Agreement, dated May 30, 2005, between Autobytel and Michael Schmidt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 2, 2005 (SEC File No. 000-22239)

10.27	**
Employment Agreement, dated July 19, 2005, between Autobytel and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 22, 2005 (SEC File No. 000-22239)

Number		Description
10.28	**
Letter Agreement, dated September 21, 2005, between Autobytel and Jill Richling is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2005 (SEC File No. 000-22239)

10.29	**
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.7 of Post-Effective Amendment to Registration Statement on Form S-8  filed with the SEC on July 31, 2003 (SEC File No. 333-67692)

10.30	**
Form of Outside Director Stock Option Agreement under the Autobytel 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 3, 2004 (SEC File No. 000-22239) (“November 3, 2004 Form 8-K”)

10.31	**	Form of Outside Director Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.2 of the November 3, 2004 Form 8-K

10.32	**
Autobytel Inc. 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement on Form S-8  with the SEC on June 28, 2004 (SEC File No. 333-116930)  (“June 28, 2004 Form S-8”)

10.33	**	Form of Employee Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.9 of the June 28, 2004 Form S-8

10.34	**
Stock Option Agreement dated September 21, 2004 between Autobytel and Ariel Amir is incorporated herein by reference to Exhibit 10.61 of the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (SEC File No. 000-22239) (“2004 Form 10-K”)

10.35	**	Stock Option Agreement, dated September 21, 2004, between Autobytel and Richard Walker is incorporated herein by reference to Exhibit 10.62 of the 2004 Form 10-K

10.36	**	Letter agreement, dated March 9, 2004 between Autobytel and Michael F. Schmidt is incorporated herein by reference to Exhibit 10.64 of the 2004 Form 10-K

10.37	**	Form of Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.65 of the 2004 Form 10-K

10.38	**
Employment Agreement dated March 1, 2006 between Autobytel Inc. and James E. Riesenbach is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006  (SEC File No. 000-22239), as amended by Amendment No.1 to Employment Agreement dated December 10, 2008, which is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 15, 2008 (SEC File No. 000-22239)

10.39	**
First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Post is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006 (SEC File No. 000-22239)

10.40	**
First Amendment to Employment Agreement dated March 7, 2006 between Autobytel Inc. and Richard Walker is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006 (SEC File No. 000-22239)

10.41	**
2006 Inducement Stock Option Plan is incorporated herein by reference to Exhibit 4.9 of the Registration Statement on Form S-8  filed with the Securities and Exchange Commission on June 16, 2006 (SEC File No. 333-135076) (“2006 Form S-8”)

10.42	**	Form of Employee Inducement Stock Option Agreement is incorporated herein by reference to Exhibit 4.10 of the 2006 Form S-8

10.43	**	Inducement Stock Option Agreement dated March 20, 2006 between James E. Riesenbach and Autobytel is incorporated herein by reference to Exhibit 4.11 of the 2006 Form S-8

10.44	†
Settlement Agreement entered into as of December 19, 2006 among Autobytel Inc., The Cobalt Group, Inc., Dealix Corporation and for limited purposes WP Equity Partners, Inc. is incorporated herein by reference to Exhibit 10.76 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the SEC on March 15, 2007 (SEC File No. 000-22239) (“2006 Form 10-K”)

10.45	**	Employment Agreement, made as of February 8, 2002, between Autobytel Inc. and Mark Garms is incorporated herein by reference to Exhibit 10.79 of the 2006 Form 10-K

Number		Description
10.46	**	Letter agreement, dated July 12, 2004, between Autobytel Inc. and Mark Garms is incorporated herein by reference to Exhibit 10.80 of the 2006 Form 10-K

10.47	**
Employment Agreement, dated as of January 30, 2007 between the Company and Mr. Houdeshell is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2007 (SEC File No. 000-22239), as amended by Amendment No.1 to Employment Agreement dated December 20, 2008, which is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on February 4, 2009 (SEC File No. 000-22239)

10.48	**
Inducement Stock Option Agreement, dated January 30, 2007 between the Company and Mr. Houdeshell is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2007 (SEC File No. 000-22239)

10.49
Stock Purchase Agreement, dated as of June 29, 2007, between the Company, Retention Performance Marketing, Inc. and Call Command, Inc. is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 5, 2007 (SEC File No. 000-22239)

10.50	**
First Amendment to Employment Agreement, dated as of July 19, 2007, between the Company and Ariel Amir is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 20, 2007 (SEC File No. 000-22239)

10.51	**
Letter Agreement dated October 4, 2007 between the Company and Curtis DeWalt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 15, 2007 (SEC File No. 000-22239)

10.52	**
Letter Agreement dated October 30, 2007 between the Company and Curtis DeWalt is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 15, 2007 (SEC File No. 000-22239)

10.53	**
Employment Agreement dated December 11, 2008 between Autobytel Inc. and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008 (SEC File No. 000-22239)

10.54	**
Employment Agreement dated February 8, 2002 between Company and Mark A. Garms, as amended by Memorandum dated as of December 8, 2008 and Memorandum dated as of March 1, 2009 is incorporated herein by reference to Exhibit 10.75 of the Annual Report on Form 10-K for the Year Ended December 31, 2008 filed with the SEC on March 13, 2009 (SEC File No. 000-22239) (“2008 Form 10-K”)

10.55	**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Mark A. Garms is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239)

10.56	**
Letter Agreement dated October 10, 2006 between Company and Glenn E. Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009 is incorporated herein by reference to Exhibit 10.77 of the 2008 Form 10-K

10.57	**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Glenn E. Fuller is incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239)

10.58	**
Letter Agreement dated October 4, 2007 between Company and Curtis E. DeWalt, as amended by Memorandum dated as of December 8, 2008 and Memorandum dated March 1, 2009 is incorporated herein by reference to Exhibit 10.79 of the 2008 Form 10-K

10.59	**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Curtis E. DeWalt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 9, 2009 (SEC File No. 000-22239)

Number		Description
10.60	**	Letter Agreement dated August 6, 2004 between Company and Wesley Ozima, as amended by Memorandum dated March 1, 2009 is incorporated herein by reference to Exhibit 10.81 of the 2008 Form 10-K

10.61	**	Amended and Restated Severance Agreement dated as of November 15, 2008 between Company and Wesley Ozima is incorporated herein by reference to Exhibit 10.82 of the 2008 Form 10-K

10.62	**
Form of Restricted Stock Award under the Amended and Restated 2001 Restricted Stock and Option Plan and the 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239) (“October 3, 2008 Form 8-K”)

10.63	**
Form of Option Agreement under the 1998 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan and the 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 of the October 3, 2008 Form 8-K

10.64	**	1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to S-1 Registration Statement

10.65	**
2003 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement on Form S-8  with the SEC on July 31, 2003 (SEC File No. 333-107525)

10.66	**
2007 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2007 filed with the SEC on
August 9, 2007 (SEC File No. 000-22239)

10.67	**
Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, dated May 1, 2009 is incorporated herein by reference to Exhibit 10.86 of the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 files with the SEC on July 24, 2009 (SEC File No. 000-22239) (“Second Quarter 2009 Form 10-Q”)

10.68	**	Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan, dated May 1, 2009 is incorporated herein by reference to Exhibit 10.87 of the Second Quarter 2009 Form 10-Q

10.69	**
Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, dated May 1, 2009 is incorporated herein by reference to Exhibit 10.88 of the Second Quarter 2009 Form 10-Q

10.70	**	Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan, dated May 1, 2009 is incorporated herein by reference to Exhibit 10.89 of the Second Quarter 2009 Form 10-Q

10.71	**	Amendment No. 1 To The Autobytel Inc. 2006 Inducement Stock Option Plan, dated May 1, 2009 is incorporated herein by reference to Exhibit 10.90 of the Second Quarter 2009 Form 10-Q

10.72	**
Autobytel Inc. Amended and Restated Employment Agreement, dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.91 of the Second Quarter 2009 Form 10-Q

10.73	**
Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement, dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.92 of the Second Quarter 2009 Form 10-Q

10.74	**
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, Stock Option Award Agreement, dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.93 of the Second Quarter 2009 Form 10-Q

10.75	**
Autobytel Inc. 2004 Restricted Stock and Option Plan, Stock Option Award Agreement, dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.94 of the Second Quarter 2009 Form 10-Q

Number		Description
10.76	* **	Employment Agreement dated February 1, 2010 between Autobytel Inc. and Stephen Lind

10.77	* **	Severance Benefits Agreement dated February 1, 2010 between Autobytel Inc. and Stephen Lind

23.1	*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

24.1	*	Power of Attorney (included in the signature page hereto)

31.1	*	Chief Executive Officer Section 302 Certification of Periodic Report, dated March 4, 2010

31.2	*	Chief Financial Officer Section 302 Certification of Periodic Report, dated March 4, 2010

32.1	*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated March 4, 2010

*	Filed herewith.
**	Management Contract or Compensatory Plan or Arrangement
†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.