Form 10-Q
period 2010-03-31
AUTOBYTEL  INC
filed 2010-04-23
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

As of April 15, 2010, there were 45,163,705 shares of the Registrant’s Common Stock outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Condensed Financial Statements:

	Unaudited Consolidated Condensed Balance Sheets as of March 31, 2010 and December 31, 2009	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2010 and the Three Months Ended March 31, 2009	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2010 and the Three Months Ended March 31, 2009	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4T.	Controls and Procedures	17

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 5.	Exhibits	18

Signatures		19

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Condensed Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$26,061	$25,097
Accounts receivable, (net of allowances for bad debts and customer credits of $942 and $1,107 at March 31, 2010 and December 31, 2009, respectively)	7,544	8,573
Prepaid expenses and other current assets	561	594
Total current assets	34,166	34,264
Property and equipment, net	1,105	1,003
Other assets	131	123
Total assets	$35,402	$35,390
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,749	$2,539
Accrued expenses and other current liabilities	2,989	4,028
Deferred revenues	430	603
Total current liabilities	6,168	7,170
Non-current liabilities	54	79
Total liabilities	6,222	7,249
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 45,168,706 shares issued and outstanding as of March 31, 2010 and December 31, 2009	45	45
Additional paid-in capital	302,073	301,831
Accumulated deficit	(272,938)	(273,735)
Total stockholders’ equity	29,180	28,141
Total liabilities and stockholders’ equity	$35,402	$35,390

See accompanying notes.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2010	2009
Net revenues:
Lead fees	$10,733	$12,152
Advertising	1,054	1,687
Other revenues	26	31
Total net revenues	11,813	13,870
Cost of revenues (excludes depreciation of $182 and $321 for the three months ended March 31, 2010 and 2009, respectively)	7,065	8,887
Gross profit	4,748	4,983
Operating expenses:
Sales and marketing	2,767	3,003
Technology support	1,391	1,461
General and administrative	2,720	3,690
Patent litigation settlement	(2,763)	(2,667)
Total operating expenses	4,115	5,487

Operating income (loss)	633	(504)
Interest and other income	177	147
Income (loss) before provision for income taxes	810	(357)
Income tax provision	13	—
Net income (loss)	$797	$(357)

Comprehensive income (loss):
Net income (loss)	$797	$(357)
Unrealized gain from investment	—	5
Comprehensive income (loss)	$797	$(352)

Basic earnings (loss) per common share	$0.02	$(0.01)
Diluted earnings (loss) per common share	$0.02	$(0.01)

See accompanying notes.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$797	$(357)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	322	495
Provision for bad debts	75	384
Provision for customer credits	174	247
Share-based compensation	242	268
Changes in assets and liabilities:
Accounts receivable	780	800
Prepaid expenses and other current assets	33	172
Other non-current assets	(15)	11
Accounts payable	210	174
Accrued expenses and other liabilities	(1,039)	(3,412)
Deferred revenues	(173)	(350)
Non-current liabilities	(25)	(15)
Net cash provided by (used in) operating activities	1,381	(1,583)
Cash flows from investing activities:
Purchases of property and equipment	(417)	(38)
Net cash used in investing activities	(417)	(38)
Cash flows from financing activities:
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	—	—
Net cash provided by financing activities	—	—
Net increase (decrease) in cash and cash equivalents	964	(1,621)
Cash and cash equivalents, beginning of period	25,097	27,393
Cash and cash equivalents, end of period	$26,061	$25,772

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

The Company has historically experienced negative cash flow and at March 31, 2010 had an accumulated deficit of $273 million.  The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular, however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. Basis of Presentation, Unaudited Interim Financial Statements

The unaudited consolidated condensed financial statements of Autobytel presented herein are presented on the same basis as the Company’s 2009 Annual Report on Form 10-K.  Autobytel has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Autobytel’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.

In the opinion of Autobytel’s management, the accompanying unaudited interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Autobytel’s consolidated condensed financial position as of March 31, 2010 and the consolidated condensed statements of operations and cash flows for the three months ended March 31, 2010 and 2009, as applicable. The statements of operations and comprehensive income (loss) and cash flows for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

Certain reclassifications have been made to prior periods’ consolidated condensed financial statements to conform to the current year presentation.  These reclassifications include presenting bad debt expense in Sales and Marketing and presenting rental expense in General and Administrative expense.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

3. Computation of Basic and Diluted Net Loss Per Share

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock method, during the period. Potential common shares consist of unvested restricted stock and the common shares issuable upon the exercise of stock options.  The following are the share amounts utilized to compute the basic and diluted net loss per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Basic shares:
Weighted average common shares outstanding	45,168,706	45,219,679
Weighted average unvested restricted stock	(365,881)	(720,000)
Basic shares	44,802,825	44,499,679

Diluted Shares:
Basic Shares	44,802,825	44,499,679
Weighted average dilutive securities	1,189,607	—
Dilutive Shares	45,992,432	44,499,679

For the three months ended March 31, 2010, 4.4 million anti-dilutive potential shares of common stock have been excluded from the calculation of dilutes earnings per share.  For the three months ended March 31, 2009, 7.0 million anti-dilutive potential shares of common stock have been excluded from the calculation of dilutes earnings per share.

4. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended March 31,
	2010	2009

	(in thousands)
Cost of revenues	$9	$6
Sales and marketing	59	84
Technology support	32	22
General and administrative (a)	142	156
Total share-based compensation costs	$242	$268

(a)  Approximately $46,000 of accelerated stock compensation expense is included in the three months ended March 31, 2009 amount. This award accelerated vesting in accordance with the original award agreement.

Service-Based Options.  During the three months ended March 31, 2010, the Company granted 222,500 service-based stock options with weighted average grant date fair values of $0.66.  During the three months ended March 31, 2009, the Company granted 200,000 service-based stock options, with weighted average grant date fair values of $0.25.  These options vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee rendering service to the Company during the vesting period.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Market Condition Options.  During the three months ended March 31, 2009 the Company granted 1,068,250 stock options to substantially all employees with a fair market value per option granted of $0.19, using Black-Scholes option pricing model.  One-third of these options cliff vest on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercisable.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercisable (“Market Condition A”).  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercisable (“Market Condition B”). Certain of these options will accelerate vesting upon a change in control.  During 2009 Market Condition A was achieved.

There were no stock options exercised during the three month periods ended March 31, 2010 or 2009.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Dividend yield	—	—
Volatility	82%	72%
Risk-free interest rate	2.0%	1.6%
Expected life (years)	4.1	4.1

5. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Computer software and hardware	$9,459	$9,183
Furniture and equipment	1,432	1,432
Leasehold improvements	949	949
Capitalized internal use software	912	912
Fixed assets not placed in service	141	—
	12,893	12,476
Less – Accumulated depreciation and amortization	(11,788)	(11,473)
	$1,105	$1,003

At March 31, 2010 and December 31, 2009, capitalized internal use software, net of amortization, and development in process were $0.1 million and $0.1 million, respectively.

The Company periodically reviews long-lived assets to determine if there are any impairment indicators.  The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets. If such indicators exist, the Company evaluates the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Should the carrying amount of an asset exceed its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes assumptions and estimates.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Concentration of Credit Risk and Risks Due to Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are primarily maintained with three financial institutions in the United States. Deposits held by banks and exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive dealers and automotive manufacturers.  The Company generally requires no collateral to support its accounts receivables and maintains an allowance for bad debts for potential credit losses.

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, and in particular with the three largest U.S. automobile manufacturers (General Motors, Chrysler LLC, and Ford) (“Detroit Three”). During the first three months of 2010 approximately 12% of the Company’s total revenues were derived from the Detroit Three, and approximately 17% or $1.4 million of gross accounts receivable relate to the Detroit Three at March 31, 2010.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Compensation and related costs	$1,537	$2,672
Professional fees	20	71
Other accrued expenses	723	596
Amounts due to customers	524	468
Other current liabilities	185	221
Total accrued expenses and other current liabilities	$2,989	$4,028

6. Patent Litigation Settlements

Dealix Patent Litigation Settlement  In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (the “Settlement Agreement”). The Settlement Agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company, the Cobalt Group, of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three anniversary dates of the initial payment.  The Company did not have reasonable assurance that it would receive the remaining payment on its due date and therefore had not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2009.  As of March 31, 2010 the Company had received the final annual installment payment of $2.7 million.  The Company recorded the payment as patent litigation settlement in the period payment was received, as a reduction to operating expenses.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Texas and California Patent Litigation Settlements. The Company entered into a settlement agreement with Insweb Corporation (“Insweb”), Leadpoint, Inc. (“Leadpoint”), and Internet Brands, Inc. (“Internet Brands”) settling and dismissing with prejudice various patent-related and other claims by and against the Company. Under the settlement terms, Autobytel granted to Insweb, Leadpoint and Internet Brands, and Insweb, Leadpoint and Internet Brands each granted to Autobytel, a non-exclusive perpetual license to their respective patents as well as long-term covenants not to sue any of the parties for infringement of current or future patents; and mutual releases of claims. In connection with the settlement, (i) Autobytel and Autodata Solutions, Inc. (“Autodata”), a wholly owned subsidiary of Internet Brands, entered into a Master License and Services Agreement pursuant to which the Company will have the right to publish certain editorial content, images, shopping tools and vehicle data provided by Autodata for a term of five years; and (ii) shares of Internet Brands’ common stock previously issued to one of the Company’s subsidiaries but held by Internet Brands was released to the Company. In addition, InsWeb and Autobytel entered into a Content License Agreement pursuant to which Autobytel will receive specific auto insurance editorial content, data and interactive tools from InsWeb. The content and tools will contain links to one of InsWeb’s insurance websites, and Autobytel and InsWeb will share the revenue associated with consumer activity generated by the links. LeadPoint agreed to pay Autobytel $200,000, $100,000 of which was paid in connection with the signing of the settlement, to be followed by $50,000 installments payable on or before March 31, 2010 and September 30, 2010, respectively. In connection with the settlement, all claims brought by Insweb, Internet Brands and Leadpoint against Dominion Enterprises (“Dominion”), the purchaser of the Company’s AVV business, and Retention Performance Marketing, Inc. (“RPM”), and OneCommand, Inc. (“OneCommand”), the purchaser of the Company’s RPM business, were also dismissed with prejudice, with Internet Brands, Leadpoint, and Insweb each providing Dominion, OneCommand, and RPM covenants not to sue for infringement of the Insweb patent at issue in the litigation, and Dominion, OneCommand, and RPM each granting to Insweb, Internet Brands, and Leadpoint, and Insweb, Internet Brands and Leadpoint each granting to Dominion, OneCommand, and RPM, mutual releases of claims.

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

7. Commitments and Contingencies

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (the “Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies.  The parties in the approximately 300 coordinated cases, including the parties in the Autobytel case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel.  On October 6, 2009, the Court granted final approval of the settlement.  A group of three objectors filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December  2006 order reversing the District Court’s order certifying classes in six of the coordinated cases.  The six cases, which do not include Autobytel’s case, are intended to serve as test cases.  Plaintiffs filed an opposition to the petition.  Objectors, including the objectors that filed the petition seeking permission to appeal, filed six notices of appeal of the Court’s order finally approving the settlement.  The time to file additional appeals has run. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive appeal, and Autobytel is found liable, it is possible that damages could be greater than Autobytel’s insurance coverage and the impact on Autobytel’s financial statements could be material.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (the “Autoweb Individual Defendants”), and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies.  The parties in the approximately 300 coordinated cases, including Autoweb’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb.  On October 6, 2009, the Court granted final approval of the settlement.  A group of three objectors filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 2006 order reversing the District Court’s order certifying classes in six of the coordinated cases.  The six cases, which do not include Autoweb’s case, are intended to serve as test cases.  Plaintiffs filed an opposition to the petition.  Objectors, including objectors that filed the petition seeking permission to appeal, filed six notices of appeal of the Court’s order finally approving the settlement.  The time to file additional appeals has run.    Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive that appeal, and Autoweb is found liable, it is possible that damages could be greater than Autoweb’s insurance coverage and the impact on Autobytel’s financial statements could be material.

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

8. Related Party Transaction

The Compensation Committee approved a payment of $70,000 to Maverick Associates LLC, a Delaware limited liability company, for consulting services rendered to the Company by Jeffrey H. Coats during 2008 in connection with the Company’s evaluation of strategic alternatives and development and implementation of cost reduction initiatives by the Company. Mr. Coats is the sole member of Maverick Associates.  The $70,000 was recorded as an expense in the first quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the notes thereto in Autobytel’s Annual Report on Form 10-K for the year ended December 31, 2009.

Our corporate website is located at www.autobytel.com. Information on our website is not incorporated by reference in this Quarterly Report. At or through the Investor Relations section of our website we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after that material is electronically filed with or furnished to the SEC. Our Code of Conduct and Ethics for Employees, Officers and Directors is available at the Corporate Governance link of the Investor Relations section of our website.

Basis of Presentation

The unaudited consolidated condensed financial statements presented herein are presented on the same basis as the Company’s 2009 Annual Report on Form 10-K.  We have made the disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current year presentation.  These reclassifications include presenting bad debt expense in Sales and Marketing and presenting rental expense in General and Administrative expense.

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

For the three months ended March 31, 2010 our results of operations were affected and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•
General economic conditions, specifically including the adverse effect of high unemployment on the number of vehicle purchasers and the lack of available consumer credit to finance vehicle purchases.  These adverse economic conditions have affected the automotive industry, which is currently enduring what is considered to be the most challenging environment of the past several decades:

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

•	A declining Dealer base and a corresponding decline in the number of Leads delivered to our Dealers in the aggregate.

•	The market for advertising services, including:
•	Variations in spending by Manufacturers and others for our advertising services,
•	The amount of visits (traffic) to our websites,
•	The cost of acquiring traffic to our websites, and
•	The rates attainable from our advertisers.

Results of Operations

 Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

	2010	% of total net revenues	2009	% of total net revenues	$ Change	% Change
	(Dollar amounts in thousands)
Net revenues:
Lead fees	$10,733	91	$12,152	88	$(1,419)	(12)
Advertising	1,054	9	1,687	12	(633)	(38)
Other	26	—	31	—	(5)	(16)
Total net revenues	11,813	100	13,870	100	(2,057)	(15)
Cost of revenues (excludes depreciation of $182 and $321 for the three months ended March 31, 2010 and 2009, respectively)	7,065	60	8,887	64	(1,822)	(21)
Gross profit	4,748	40	4,983	36	(235)	(5)
Operating expenses:
Sales and marketing	2,767	23	3,003	22	(236)	(8)
Technology support	1,391	12	1,461	11	(70)	(5)
General and administrative	2,720	23	3,690	27	(970)	(26)
Patent litigation settlement	(2,763)	(23)	(2,667)	(19)	(96)	4
Total operating expenses	4,115	35	5,487	40	(1,372)	(25)

Operating income (loss)	$633	5	$(504)	(4)	$1,137

Lead Fees. Lead fees decreased $1.4 million or 12% in first quarter 2010, compared to first quarter 2009, primarily due to a 6% decline in the volume of Leads delivered.  This volume decline is the result of a 22% decline in new and used retail Lead volume, which was due to a 13% net reduction in the number of auto-dealer customers, partially offset by an increase in the volume of finance Leads delivered of 15%, as the automotive consumer credit environment showed signs of recovery in the first quarter 2010, and a 9% increase in Leads delivered to Manufacturers.  In addition, the elimination of certain underperforming  third party Lead suppliers and the first quarter 2010 Toyota recalls, which impacted consumer demand for the Toyota brand, negatively impacted results.

Advertising. Advertising revenues decreased $0.6 million or 38% in first quarter 2010, compared to first quarter 2009, due primarily to unsold advertising, as ad budgets for our Manufacturer customers have remained conservative, a 9% decline in traffic, which was due to the elimination of a large traffic partner in the fourth quarter of 2009, and the recognition of $0.2 million of deferred advertising revenue in the first quarter 2009 related to advertising campaigns that were closed out with certain advertisers, which did not recur in first quarter 2010.

Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs, and other cost of revenues. Lead and traffic acquisition costs consist of payments made to our Lead suppliers, including internet portals and online automotive information providers. Other cost of revenues consists of search engine marketing and fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, development and maintenance costs related to our websites, server equipment depreciation and technology amortization and compensation related expense. Search engine marketing (“SEM”), sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.  Our SEM also provides a source of Leads generated from our websites.

The $1.8 million or 21% decrease in the cost of revenues in first quarter 2010, compared to first quarter 2009, was primarily due to a decrease of $2.4 million in Lead acquisition costs directly related to the decline in volume of Leads delivered, and a $0.4 million decrease in other traffic acquisition costs, partially offset by a $1.0 million increase in SEM.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, internal personnel costs, and other costs associated with dealer sales, website advertising, dealer support, and bad debt expense. Sales and marketing expense in first quarter 2010 decreased by $0.2 million or 8% compared to first quarter 2009, due principally the reduction of bad debt expense, as the automotive market showed signs of stabilizing in first quarter 2010.

Technology Support. Technology support expense includes personnel costs related to enhancing the features, content and functionality of our websites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Technology support expenses in first quarter 2010 are consistent with the first quarter of 2009.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in first quarter 2010 decreased $1.0 million or 26% compared to first quarter 2009 due to a decrease in severance expense of $0.5 million, a reduction of professional fees of $0.3, and a decrease in rent expense of $0.2 million.

Dealix Patent Litigation Settlement.  In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (the “Settlement Agreement”). The Settlement Agreement provides that Dealix will pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company, the Cobalt Group, of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three anniversary dates of the initial payment. As of March 31, 2010 the Company had received the final annual installment payment of $2.7 million.  The Company recorded the payment as patent litigation settlement in the period payment was received, as a reduction to operating expenses. The Company did not have reasonable assurance that it would receive the remaining payment on its due date and therefore had not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2009.

 Employees

As of April 15, 2010, we had 129 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$1,381	$(1,583)
Net cash used in investing activities	$(417)	$(38)
Net cash provided by financing activities	$—	$—

Our principal sources of liquidity are our cash and cash equivalents balances and litigation settlement proceeds.  We entered into a Settlement Agreement with Dealix, which among other things, provides for settlement payments. As of March 31, 2010 we received the final annual installment payment of $2.7 million from Dealix.  We continue to have no debt. Our cash and cash equivalents totaled $26.1 million as of March 31, 2010 compared to cash and cash equivalents of $25.1 million as of December 31, 2009.

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities the first quarter 2010 of $1.4 million resulted primarily from net income, as adjusted for non-cash charges to earnings, $0.8 million of cash received related to our accounts receivable, partially offset by cash used to reduce accrued liabilities of $1.0 million primarily related to the payment of annual bonus amounts accrued in 2009 and paid in first quarter 2010.  Net cash used in operating activities in the three months ended 2009 was $1.6 million and resulted primarily from net losses and an increase in cash used to reduce accounts payable and other accrued expenses of $2.8 million primarily related to severance costs that were accrued as of December 31, 2008 and paid in the first quarter of 2009, partially offset by cash received related to our accounts receivable of $0.8 million.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $0.4 million in first quarter 2010 is related to the investment in upgrading our internal information technology (“IT”) infrastructure.

Net Cash Provided by Financing Activities.  Our primary source of cash from financing activities is from the exercise of stock options.  There were no financing activities in the first quarters of 2010 and 2009.  Our future cash flows from employee stock options will depend on the future timing, value and amount of stock option exercises, if any.

Off-Balance Sheet Arrangements

At March 31, 2010 we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three months ended March 31, 2010 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See discussion at Part I, Item 1, Note 7, “Commitments and Contingencies – Litigation,” to the unaudited consolidated condensed financial statements, which is incorporated by reference herein.

Item 1A. Risk Factors

Our common stock could be delisted from the NASDAQ Global Market if we are not able to satisfy continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.

Our common stock is currently listed on the NASDAQ Global Market. Continued listing of a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing.  The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive trading days. Our common stock has traded below $1.00 per share in 2010, and there can be no assurances made that we will satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market.  If our common stock trades below the minimum closing bid requirement for any 30 consecutive trading days, NASDAQ will send us a Deficiency Notice and we will be afforded a 180 day compliance period to regain compliance.  If we are unable regain compliance, we will be delisted.  If our common stock were to be delisted from the NASDAQ Global Market, the price of our common stock, the ability of holders to sell our stock, and our ability to raise additional capital will likely be adversely affected. If our common stock is delisted and thereafter traded over-the-counter, trading in our stock could be less efficient. If we sought to re-list our stock on the NASDAQ Global Market, we would be required to comply with all of the initial listing requirements to be re-listed on the NASDAQ Global Market, which in some instances are more stringent than the continued listing requirements.

Item 5.  Exhibits

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated April 23, 2010.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated April 23, 2010.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated April 23, 2010.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: April 23, 2010

	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)