Form 10-Q
period 2010-06-30
AUTOBYTEL INC
filed 2010-08-13
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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

As of July 31, 2010, there were 45,389,431 shares of the Registrant’s Common Stock outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2010 and the Three and Six Months Ended June 30, 2009	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2010 and the Six Months Ended June 30, 2009	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4T.	Controls and Procedures	18

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 6.	Exhibits	21

Signatures		22

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per-share data)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$23,877	$25,097
Accounts receivable, (net of allowances for bad debts and customer credits of $659 and $1,107 at June 30, 2010 and December 31, 2009, respectively)	7,438	8,573
Prepaid expenses and other current assets	987	594
Total current assets	32,302	34,264
Property and equipment, net	863	1,003
Other assets	149	123
Total assets	$33,314	$35,390
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,922	$2,539
Accrued expenses and other current liabilities	3,196	4,028
Deferred revenues	540	603
Total current liabilities	6,658	7,170
Non-current liabilities	45	79
Total liabilities	6,703	7,249
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 45,382,729 and 45,168,706 shares issued and outstanding at June 30, 2010 and 2009, respectively	45	45
Additional paid-in capital	302,505	301,831
Accumulated deficit	(275,939)	(273,735)
Total stockholders’ equity	26,611	28,141
Total liabilities and stockholders’ equity	$33,314	$35,390

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Lead fees	$11,245	$11,583	$21,979	$23,735
Advertising	869	1,786	1,922	3,473
Other revenues	17	75	42	107
Total net revenues	12,131	13,444	23,943	27,315
Cost of revenues (excludes depreciation of $321 and $197 for the three months ended June 30, 2010 and 2009, respectively and $643 and $450 for the six months ended June 30, 2010 and 2009, respectively)	7,889	9,022	14,953	17,908
Gross profit	4,242	4,422	8,990	9,407
Operating expenses:
Sales and marketing	2,904	2,542	5,671	5,245
Technology support	1,583	1,226	2,980	2,687
General and administrative	3,077	3,032	5,791	7,023
Patent litigation settlement	(43)	(179)	(2,806)	(2,846)
Total operating expenses	7,521	6,621	11,636	12,109

Operating loss	(3,279)	(2,199)	(2,646)	(2,702)
Interest and other income	313	675	490	821
Loss before income tax expense	(2,966)	(1,524)	(2,156)	(1,881)
Income tax expense (benefit)	35	(495)	48	(495)
Loss from continuing operations	(3,001)	(1,029)	(2,204)	(1,386)
Discontinued operations	—	778	—	778
Net loss and comprehensive loss	$(3,001)	$(251)	$(2,204)	$(608)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.07)	$(0.02)	$(0.05)	$(0.03)
Discontinued operations, net	—	0.02	—	0.02
Basic and diluted loss per common share	$(0.07)	$(0.01)	$(0.05)	$(0.01)

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,204)	$(608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643	900
Provision for bad debts	82	607
Provision for customer credits	287	567
Gain on sale of AVV business	—	(1,273)
Share-based compensation	572	525
Changes in assets and liabilities:
Accounts receivable	766	689
Prepaid expenses and other current assets	(393)	676
Other non-current assets	(40)	(569)
Accounts payable	383	217
Accrued expenses and other liabilities	(832)	(3,151)
Deferred revenues	(63)	(895)
Non-current liabilities	(34)	(44)
Net cash used in operating activities	(833)	(2,359)
Cash flows from investing activities:
Purchases of property and equipment	(489)	(119)
Proceeds from sale of AVV business	—	1,273
Proceeds from available-for-sale investments	—	580
Net cash (used in) provided by investing activities	(489)	1,734
Cash flows from financing activities:
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	102	—
Net cash provided by financing activities	102	—
Net decrease in cash and cash equivalents	(1,220)	(625)
Cash and cash equivalents, beginning of period	25,097	27,393
Cash and cash equivalents, end of period	$23,877	$26,768

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

The Company has historically experienced negative cash flow and at June 30, 2010 had an accumulated deficit of $276 million.  The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular, however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

In the opinion of Autobytel’s management, the accompanying unaudited interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Autobytel’s consolidated condensed financial position as of June 30, 2010 and the consolidated condensed statements of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009, as applicable. The statements of operations and comprehensive loss and cash flows for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

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

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

3.  Computation of Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net loss per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock method, during the period. Potential common shares consist of unvested restricted stock and the common shares issuable upon the exercise of stock options.  The following are the share amounts utilized to compute the basic and diluted net loss per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic shares:
Weighted average common shares outstanding	45,256,231	45,184,679	45,212,710	45,184,679
Weighted average unvested restricted stock	(296,456)	(685,000)	(330,977)	(685,000)
Basic shares	44,959,775	44,499,679	44,881,733	44,499,679

Diluted Shares:
Basic Shares	44,959,775	44,499,679	44,881,733	44,499,679
Weighted average dilutive securities	1,161,684	—	1,143,867	—
Dilutive Shares	46,121,459	44,499,679	46,025,600	44,499,679

For both the three and six months ended June 30, 2010, 3.8 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share, respectively.  For the three and six months ended June 30, 2009, 7.9 million and 7.5 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share, respectively.

4. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Cost of revenues	$9	$6	$18	$12
Sales and marketing	55	108	114	192
Technology support	33	2	65	24
General and administrative (a)	233	141	375	297
Total share-based compensation costs	$330	$257	$572	$525

(a)  Approximately $96,000 of accelerated stock compensation is included in the six months ended June 30, 2010 amount.  Approximately $46,000 of accelerated stock compensation expense is included in the six months ended June 30, 2009 amount. Vesting of these awards accelerated in accordance with the original award agreements.

    Service-Based Options.  During the three months ended June 30, 2010, the Company granted 648,710 service-based stock options with weighted average grant date fair values of $0.63.  During the six months ended June 30, 2010, the Company granted 871,210 service-based stock options with weighted average grant date fair values of $0.64.    During the three months ended June 30, 2009, the Company granted 1,000,000 service-based stock options with weighted average grant date fair values of $0.14.  During the six months ended June 30, 2009, the Company granted 1,200,000 service-based stock options, with weighted average grant date fair values of $0.16.  These options generally vest one-third on the first anniversary

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee rendering service to the Company during the vesting period.

The Company’s President and Chief Executive Officer was granted the 1,000,000 service based options during the three months ended June 30, 2009 (“CEO Awards”).  The CEO Awards vest on the first anniversary of the grant date and have an exercise price of $0.35, which was higher than the closing price of the Company’s common stock on the grant date.  The shares that are issuable upon exercise of the CEO Awards are subject to restrictions on resale that lapse over time (as to one-third on the first anniversary of the grant date and thereafter will lapse as to the remaining two-thirds of the shares in equal one-twelfth (1/12) installments of the original number of shares subject to the options each quarter until all resale restrictions have lapsed).  The vesting of these options and lapse of the resale restrictions will accelerate upon involuntary termination of employment by the Company without cause or for voluntary termination by the CEO for good reason.

  Market Condition Options.  During the six months ended June 30, 2009 the Company granted 1,068,250 stock options to substantially all employees with a fair market value per option granted of $0.35, using a Black-Scholes option pricing model.  One-third of these options cliff vest on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercised.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercised (“Market Condition A”).  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercised (“Market Condition B”). Certain of these options will accelerate vesting upon a change in control.  Market Condition A was achieved during 2009 and Market Condition B was achieved in July 2010.

During the three and six months ended June 30, 2010, 226,108 stock options were exercised, with an aggregate weighted average exercise price of $0.45.  There were no options exercised during the three and six months ended June 30, 2009.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Volatility	83%	75%	83%	73%
Risk-free interest rate	1.7%	1.6%	1.8%	1.6%
Expected life (years)	4.1	4.1	4.1	4.1

5. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Computer software and hardware	$9,634	$9,183
Furniture and equipment	1,431	1,432
Leasehold improvements	949	949
Capitalized internal use software	912	912
	12,926	12,476
Less – Accumulated depreciation and amortization	(12,063)	(11,473)
Property and equipment, net	$863	$1,003

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

At both June 30, 2010 and December 31, 2009, capitalized internal use software, net of amortization, and development in process was $0.1 million.

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

Concentration of Credit Risk and Risks Due to Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are primarily maintained with three financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. These deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive dealers and automotive manufacturers.  The Company generally requires no collateral to support its accounts receivables and maintains an allowance for bad debts for potential credit losses.

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, and in particular with the three largest U.S. automobile manufacturers (General Motors, Chrysler LLC, and Ford) (“Detroit Three”). During the first six months of 2010 approximately 12% of the Company’s total revenues was derived from the Detroit Three, and approximately 12% or $1.0 million of gross accounts receivable related to the Detroit Three at June 30, 2010.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Compensation and related costs	$1,782	$2,629
Professional fees and other accrued expenses	895	667
Amounts due to customers	380	468
Other current liabilities	139	264
Total accrued expenses and other current liabilities	$3,196	$4,028

6. Patent Litigation Settlements

    Dealix Patent Litigation Settlement.  In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (“Settlement Agreement”). The Settlement Agreement required Dealix to pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company, the Cobalt Group, of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three anniversary dates of the initial payment.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

The Company did not have reasonable assurance that it would receive the remaining payment on its due date and therefore had not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2009.  As of June 30, 2010, the Company had received the final annual installment payment of $2.7 million.  The Company recorded the payment as patent litigation settlement in the period payment was received, as a reduction to operating expenses.

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

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

For the three and six months ended June 30, 2009, the results of operations of AVV are reported as discontinued operations, net of income taxes, as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2009	2009
	(in thousands)

Total net revenues:	$—	$—
Cost of revenues	—	—

Gross profit
Operating expenses:
Sales and marketing	—	—
Technology support	—	—
General and administrative	—	—
Total operating costs	—	—
Gain on sale	1,273	1,273
Benefit from income taxes	(495)	(495)
Discontinued operations, net	$778	$778

8. Commitments and Contingencies

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

Litigation

    In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel and certain of the Company’s current and former directors and officers (“Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies.  The parties in the approximately 300 coordinated cases, including the parties in the Autobytel case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel.  On October 6, 2009, the Court granted final approval of the settlement.  A group of three objectors filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December  2006 order reversing the District Court’s order certifying classes in six of the coordinated cases.  The six cases, which do not include Autobytel’s case, are intended to serve as test cases.  Plaintiffs filed an opposition to the petition.  Objectors, including the objectors that filed the petition seeking permission to appeal, filed six notices of appeal of the Court’s order finally approving the settlement.  Subject to court approval, the objectors to the settlement will file their briefs in the Second Circuit no later than October 6, 2010, and answering briefs will be due no later than February 3, 2011.  Due to the inherent uncertainties of

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive appeal, and Autobytel is found liable, it is possible that damages could be greater than Autobytel’s insurance coverage and the impact on Autobytel’s financial statements could be material.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (“Autoweb Individual Defendants”), and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies.  The parties in the approximately 300 coordinated cases, including Autoweb’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb.  On October 6, 2009, the Court granted final approval of the settlement.  A group of three objectors filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 2006 order reversing the District Court’s order certifying classes in six of the coordinated cases.  The six cases, which do not include Autoweb’s case, are intended to serve as test cases.  Plaintiffs filed an opposition to the petition.  Objectors, including objectors that filed the petition seeking permission to appeal, filed six notices of appeal of the Court’s order finally approving the settlement.  Subject to court approval, the objectors to the settlement will file their briefs in the Second Circuit no later than October 6, 2010, and answering briefs will be due no later than February 3, 2011.  Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive that appeal, and Autoweb is found liable, it is possible that damages could be greater than Autoweb’s insurance coverage and the impact on Autobytel’s financial statements could be material.

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

9. Related Party Transaction

The Compensation Committee approved a payment of $70,000 to Maverick Associates LLC, a Delaware limited liability company, for consulting services rendered to the Company by Jeffrey H. Coats during 2008 in connection with the Company’s evaluation of strategic alternatives and development and implementation of cost reduction initiatives by the Company. Mr. Coats is the sole member of Maverick Associates.  The $70,000 was recorded as an expense in the six month period ended June 30, 2009.

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

Basis of Presentation

The unaudited consolidated condensed financial statements presented herein are presented on the same basis as the Company’s 2009 Annual Report on Form 10-K.  We have made the disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the SEC’s rules and regulations. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.

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

For the three and six months ended June 30, 2010 our results of operations were affected and may continue to be affected in the future, by market and economic factors, including, but not limited to, the following:

•
General economic conditions, specifically including the adverse effect of high unemployment on the number of vehicle purchasers and the lack of available consumer credit to finance vehicle purchases.  These adverse economic conditions have affected the automotive industry, which is currently enduring what is considered to be the most challenging environment of the past several decades:

•	North American vehicle sales remain highly volatile and are expected to track at relatively low levels in 2010, and

•	Dealer consolidations, closings, and bankruptcies continue.

•	The market for Leads, including:

•
The effects of competition and Lead sourcing (i.e., Leads from our websites versus Leads acquired from third parties) on our supply and acquisition costs of quality Leads and the resulting effects on sales, pricing and margins for our services and products, and

•	A declining Dealer base.

•	The market for advertising services, including:

•	Continued volatility in spending by Manufacturers and others in marketing allocations,

•	The amount of visits (traffic) to our websites,

•	The cost of acquiring traffic to our websites, and

•	The rates attainable from our advertisers.

Results of Operations

 Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

	2010	% of total net revenues	2009	% of total net revenues	$ Change	% Change
	(Dollar amounts in thousands)
Net revenues:
Lead fees	$11,245	93%	$11,583	86%	$(338)	(3)%
Advertising	869	7	1,786	13	(917)	(51)
Other	17	—	75	1	(58)	(77)
Total net revenues	12,131	100	13,444	100	(1,313)	(10)
Cost of revenues (excludes depreciation of $321 and $197 for the three months ended June 30, 2010 and 2009, respectively)	7,889	65	9,022	67	(1,133)	(13)
Gross profit	4,242	35	4,422	33	(180)	(4)
Operating expenses:
Sales and marketing	2,904	24	2,542	19	362	14
Technology support	1,583	13	1,226	9	357	29
General and administrative	3,077	25	3,032	23	45	1
Patent litigation settlement	(43)	—	(179)	(1)	136	(76)
Total operating expenses	7,521	62	6,621	50	900	14
Operating loss	(3,279)	(27)	(2,199)	(17)	(1,080)	49
Interest and other income	313	3	675	5	(362)	(54)
Loss before income tax expense	(2,966)	(24)	(1,524)	(12)	(1,442)	95
Income tax expense (benefit)	35	—	(495)	(4)	530	(107)
Loss from continuing operations	(3,001)	(24)	(1,029)	(8)	(1,972)	192
Discontinued operations	—	—	778	6	(778)	(100)
Net loss	$(3,001)	(24)%	$(251)	(2)%	$(2,750)	1,096%

Lead Fees. Lead fees decreased $0.3 million or 3% in second quarter 2010 compared to second quarter 2009 primarily due to a shift in mix from new and used retail Leads to Manufacturer Leads, which has a lower average sales price per lead.  The use of incentives to drive incremental Dealer sign-ups also had a negative impact during the second quarter 2010.  The volume of new and used retail Leads delivered decreased 19%, which was partially offset by an increase in the volume of Leads delivered to Manufacturers and finance Leads delivered of 14% and 34%, respectively, as the automotive consumer credit environment showed signs of recovery in the second quarter 2010.

Advertising. Advertising revenues decreased $0.9 million or 51% in second quarter 2010 compared to second quarter 2009 due primarily to unsold advertising, as ad budgets for our Manufacturer customers have remained conservative and a 23% decline in page views, which was due to the elimination of a large traffic partner in the fourth quarter of 2009.

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

The $1.1 million or 13% decrease in the cost of revenues in second quarter 2010 compared to second quarter 2009 was due primarily to a decrease of $0.8 million in Lead acquisition costs directly related to the change in mix of Leads delivered and a $0.4 million decrease in other traffic acquisition costs.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, internal personnel costs, and other costs associated with dealer sales, website advertising, dealer support, and bad debt expense. Sales and marketing expense in second quarter 2010 increased by $0.4 million or 14% compared to second quarter 2009 due principally to higher advertising and strategic new hire personnel costs.

Technology Support. Technology support expense includes personnel costs related to enhancing the features, content and functionality of our websites and our Internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Technology support expenses in second quarter 2010 increased by $0.4 million or 29% compared to second quarter 2009 due to increased strategic new hire personnel costs.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in second quarter 2010 was consistent with second quarter 2009.

Interest and other income.  Interest and other income was $0.3 million in second quarter 2010 and consisted primarily of patent licensing fees received in the quarter.  Interest and other income was $0.7 million in second quarter 2009 and primarily represented a gain recognized on the sale of available-for-sale securities.

Income taxes. Income tax expense was $35,000 in the second quarter of 2010.  For the second quarter of 2009, the Company recorded an income tax benefit of $495,000. The current quarter tax expense was primarily related to state taxes in Texas and Michigan.  The prior year tax benefit was due to realization of losses from continuing operations as the operating losses offset gains and taxes attributable to discontinued operations.

 Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

	2010	% of total net revenues	2009	% of total net revenues	$ Change	% Change
	(Dollar amounts in thousands)
Net revenues:
Lead fees	$21,979	92%	$23,735	87%	$(1,756)	(7)%
Advertising	1,922	8	3,473	13	(1,551)	(45)
Other	42	—	107	—	(65)	(61)
Total net revenues	23,943	100	27,315	100	(3,372)	(12)
Cost of revenues (excludes depreciation of $643 and $450 for the six months ended June 30, 2010 and 2009, respectively,)	14,953	62	17,908	66	(2,955)	(17)
Gross profit	8,990	38	9,407	34	(417)	(4)
Operating expenses:
Sales and marketing	5,671	24	5,245	19	426	8
Technology support	2,980	13	2,687	10	293	11
General and administrative	5,791	24	7,023	26	(1,232)	(18)
Patent litigation settlement	(2,806)	(12)	(2,846)	(11)	40	(1)
Total operating expenses	11,636	49	12,109	44	(473)	(4)
Operating loss	(2,646)	(11)	(2,702)	(10)	56	(2)
Interest and other income	490	2	821	3	(331)	(40)
Loss before income tax expense	(2,156)	(9)	(1,881)	(7)	(275)	15
Income tax expense (benefit)	48	—	(495)	(2)	543	(110)
Loss from continuing operations	(2,204)	(9)	(1,386)	(5)	(818)	59
Discontinued operations	—	—	778	3	(778)	(100)
Net loss	$(2,204)	(9)%	$(608)	(2)%	$(1,596)	263%

Lead Fees. Lead fees decreased $1.8 million or 7% in first half 2010 compared to first half 2009 and was primarily  due to a shift in mix from new and used retail Leads to Manufacturer Leads, which has a lower average sales price per lead.  The use of incentives to drive incremental Dealer sign-ups also had a negative impact during the first half 2010.  The volume of new and used retail Leads delivered decreased 21%, which was partially offset by an increase in the volume of Leads delivered to Manufacturers and finance Leads delivered of 12% and 23%, respectively, as the automotive consumer credit environment showed signs of recovery in the first half 2010.

       Advertising. The $1.6 million or 45% decrease in advertising revenues for first half 2010 compared to first half 2009 was due primarily to the elimination of a large traffic partner in the fourth quarter of 2009 and a decrease in page views.

       Cost of Revenues. The $3.0 million or 17% decrease in the cost of revenues in first half 2010 compared to first half 2009 was primarily due to a decrease of $2.3 million in Lead acquisition costs directly related to reduced volume and the change in mix of Leads delivered and a $0.8 million decrease in traffic acquisition costs.

Sales and Marketing.  Sales and marketing expense in first half 2010 increased by $0.4 million or 8% compared to first half of 2009 principally due to increased advertising and personnel costs.

Technology Support. Technology support expense in first half 2010 increased by $0.3 million or 11% compared to first half of 2009 due to increased personnel costs.

General and Administrative. General and administrative expense in first half 2010 decreased $1.2 million or 18% compared to first half of 2009 due to the following:

•	a decrease in professional fees of $0.7 million, primarily as a result of cost containment initiatives, and

•	a decrease in facility costs of approximately $0.2 million.

Dealix Patent Litigation Settlement.  In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (“Settlement Agreement”). The Settlement Agreement provided for Dealix to pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company, the Cobalt Group, of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three anniversary dates of the initial payment. As of June 30, 2010 the Company had received the final annual installment payment of $2.7 million.  The Company recorded the payment as patent litigation settlement in the period payment was received, as a reduction to operating expenses. The Company did not have reasonable assurance that it would receive the remaining payment on its due date and therefore had not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2009.

Interest and other income.  Interest and other income was $0.5 million in first half 2010 and consisted primarily of patent and international licensing fees recognized through June 30, 2010.  Interest and other income was $0.8 million in first half 2009 and primarily represented a gain on the sale of available-for-sale securities and international licensing fees recognized through June 30, 2009.

Income taxes. Income tax expense through June 30, 2010 was $48,000.  Through June 30, 2009, the Company recorded an income tax benefit of $495,000. The current year tax expense was primarily related to state taxes in Texas and Michigan.  The prior year benefit was due to realization of losses from continuing operations as the operating losses offset gains and taxes attributable to discontinued operations.

 Employees

As of July 15, 2010, we had 135 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(833)	$(2,359)
Net cash (used in) provided by investing activities	(489)	1,734
Net cash provided by financing activities	102	—

Our principal sources of liquidity are our cash and cash equivalents balances and litigation settlement proceeds.  We entered into the Settlement Agreement with Dealix, which among other things, provided for settlement payments. As of June 30, 2010 we received the final annual installment payment of $2.7 million from Dealix.  We continue to have no debt. Our cash and cash equivalents totaled $23.9 million as of June 30, 2010 compared to cash and cash equivalents of $25.1 million as of December 31, 2009.

Net Cash Used in Operating Activities.  Net cash used in operating activities in the six months ended June 30, 2010 of $0.8 million resulted primarily from net losses, as adjusted for non-cash charges to earnings, $0.8 million of cash received related to our accounts receivable, partially offset by cash used to reduce accrued liabilities of $1.0 million primarily related to the payment of annual bonus amounts accrued in 2009 and paid in the first half of 2010.  Net cash used in operating activities in the six months ended June 30, 2009 was $2.4 million and resulted primarily from net losses and an increase in cash used to reduce accrued expenses and other liabilities of $3.2 million primarily related to severance costs that were accrued as of December 31, 2008 and paid in the first half of 2009, partially offset by cash received related to our accounts receivable of $0.7 million.

Net Cash (Used in)Provided by Investing Activities.  Net cash used in investing activities was $0.5 million in the six months ended 2010 and is related to the investment in upgrading our internal information technology (“IT”) infrastructure.  Net cash provided by investing activities was $1.7 million in the six months ended June 30, 2009.  The Company received approximately $1.3 million of the $1.9 million AVV asset sale proceeds held in escrow, that was not recorded on the balance sheet.  Subsequent to the June 30, 2009 balance sheet date, we received a further $0.4 million of the escrow amounts, with the remaining $0.2 million subject to certain contingencies.  In addition, we sold all of our available-for-sale investments for cash proceeds of $0.6 million in the six months ended June 30, 2009.

Net Cash Provided by Financing Activities.  Our primary source of cash from financing activities is from the exercise of stock options.  226,108 options were exercised for the six months ended June 30, 2010 resulting in $0.1 million of cash inflow.  There were no financing activities for the six months ended June 30, 2009.  Our future cash flows from employee stock options will depend on the future timing, stock price and amount of stock option exercises, if any.

Off-Balance Sheet Arrangements

At June 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three and six months ended June 30, 2010 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The internal controls over the provision for income taxes as of June 30 and September 30, 2009 did not contain specific procedures to address the classification of income taxes, when a loss from continuing operations was present, and other sources of income were also present from discontinued operations and or other comprehensive income (“Specific Procedures”).  The lack of these specific procedures was a deficiency in our internal controls during the June 30 and September 30, 2009 quarterly periods.  The Specific Procedures were included in the control procedures performed as of December 31, 2009, which is what led to the discovery of errors to the quarterly periods ended June 30 and September 30, 2009.  We believe that the internal control deficiency had been remediated as of December 31, 2009.  The Specific Procedures were included in the quarterly income tax provision review procedures beginning with the first quarter of 2010.

The classification error did not impact our pre-tax losses, net losses, our consolidated balance sheets, or our consolidated statements of cash flows.  As such, we do not believe that the errors had a direct impact on our disclosure controls and procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

See discussion at Part I, Item 1, Note 8, “Commitments and Contingencies – Litigation,” to the unaudited consolidated condensed financial statements, which is incorporated by reference herein.

Item 1A.   Risk Factors

    The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2009 Annual Report on Form 10-K, may affect our future results.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2009 Annual Report on Form 10-K, as supplemented or superseded below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

We are affected by general economic conditions and in particular the automotive industry.

General economic conditions, specifically including the adverse effect of high unemployment on the number of vehicle purchasers and the lack of available consumer credit to finance vehicle purchases have affected the automotive industry, which is currently experiencing what is considered to be the most challenging environment of the past several decades:

•	North American vehicle sales remain highly volatile and are expected to track at relatively low levels in 2010,
•	Dealer consolidations, closings, and bankruptcies continue, and
•	General Motors and Chrysler continue efforts to stabilize their businesses.

If any of our advertising relationships with Manufacturers terminate or decline due to negative marketing conditions redirecting consumer demand (page views) or our advertising rates decline, our revenues will decrease.

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

Our certificate of incorporation and bylaws, tax benefit preservation plan and Delaware law contain provisions that could discourage a third party from acquiring us or limit the price third parties are willing to pay for our stock.

Provisions of our amended and restated certificate of incorporation and bylaws relating to our corporate governance and provisions in our tax benefit preservation plan (“Tax Benefit Preservation Plan”) could make it difficult for a third party to acquire us, and could discourage a third party from attempting to acquire control of us. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

Our amended and restated certificate of incorporation allow us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. Our amended and restated certificate of incorporation also provides that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the board of directors are up for election at each annual meeting. In addition, provisions in our amended and restated certificate of incorporation and bylaws impose various procedural and other requirements which could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change of control of us.

Under our Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of one Right for each share of Common Stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $8.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of Common Stock. The Rights will convert into a right to acquire Common Stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.90% or more of the Company’s outstanding Common Stock or future acquisitions by any existing holders of 4.90% or more of the Company’s outstanding Common Stock. If a person or group acquires 4.90% or more of our common stock, all rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a right that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the right.

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

Item 6.  Exhibits

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

3.2
Second Amended and Restated Bylaws of Autobytel dated August 1, 2009, which is incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the SEC on October 23, 2009 (SEC File No. 000-22239)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Amended and Restated Rights Agreement, dated as of April 24, 2009, between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation (which includes the form of Amended Certificate of Designation of the Series A Junior Participating Preferred Stock of Autobytel as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, which is incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

4.3
First Amendment to Amended and Restated Rights Agreement, dated May 26, 2010 is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.4
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

10.1
Consulting Services Agreement, effective June 21, 2010, between Autobytel and Mark A. Garms is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 000-22239)

10.2	Autobytel Inc. 2010 Equity Incentive Plan is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 000-22239)

10.3
Form of Amended and Restated Indemnification Agreement dated as of July 21, 2010 between Autobytel and its officers and directors is incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 000-22239)

10.4*	Form of Officer and Director Indemnification Agreement

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 13, 2010.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 13, 2010.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 13, 2010.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 13, 2010

	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

3.2
Second Amended and Restated Bylaws of Autobytel dated August 1, 2009, which is incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the SEC on October 23, 2009 (SEC File No. 000-22239)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Amended and Restated Rights Agreement, dated as of April 24, 2009, between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation (which includes the form of Amended Certificate of Designation of the Series A Junior Participating Preferred Stock of Autobytel as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, which is incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

4.3
First Amendment to Amended and Restated Rights Agreement, dated May 26, 2010 is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.4
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

10.1
Consulting Services Agreement, effective June 21, 2010, between Autobytel and Mark A. Garms is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 000-22239)

10.2	Autobytel Inc. 2010 Equity Incentive Plan is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 000-22239)

10.3
Form of Amended and Restated Indemnification Agreement dated as of July 21, 2010 between Autobytel and its officers and directors is incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 000-22239)

10.4*	Form of Officer and Director Indemnification Agreement

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report, dated August 13, 2010.

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report, dated August 13, 2010.

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report, dated August 13, 2010.

*	Filed herewith