Form 10-Q
period 2010-09-30
AUTOBYTEL INC
filed 2010-11-12
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

    As of November 1, 2010, there were 45,515,671 shares of the Registrant’s Common Stock outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2010 and the Three and Nine Months Ended September 30, 2009	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2010 and the Nine Months Ended September 30, 2009	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

ITEM 6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per-share data)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$10,332	$25,097
Accounts receivable, (net of allowances for bad debts and customer credits of $623 and $1,107 at September 30, 2010 and December 31, 2009, respectively)	9,231	8,573
Prepaid expenses and other current assets	1,222	594
Total current assets	20,785	34,264
Property and equipment, net	1,212	1,003
Long-term strategic investment	1,000	—
Intangible assets, net	4,595	—
Goodwill	11,669	—
Other assets	81	123
Total assets	$39,342	$35,390
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,190	$2,539
Accrued expenses and other current liabilities	4,306	4,028
Deferred revenues	524	603
Total current liabilities	8,020	7,170
Note payable	5,000	—
Other non-current liabilities	375	79
Total liabilities	13,395	7,249
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 45,390,275 and 45,168,706 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	45	45
Additional paid-in capital	304,903	301,831
Accumulated deficit	(279,001)	(273,735)
Total stockholders’ equity	25,947	28,141
Total liabilities and stockholders’ equity	$39,342	$35,390

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Purchase Requests	$11,875	$11,695	$33,854	$35,431
Advertising	1,037	1,627	2,959	5,100
Other revenues	19	32	61	138
Total net revenues	12,931	13,354	36,874	40,669
Cost of revenues (excludes depreciation of $144 and $225 for the three months ended September 30, 2010 and 2009, respectively and $731 and $859 for the nine months ended September 30, 2010 and 2009, respectively)	8,174	8,614	23,127	26,523
Gross profit	4,757	4,740	13,747	14,146
Operating expenses:
Sales and marketing	2,959	2,387	8,631	7,568
Technology support	2,080	1,357	5,060	4,044
General and administrative	2,887	2,409	8,677	9,495
Patent litigation settlement	(66)	(2)	(2,871)	(2,848)
Total operating expenses	7,860	6,151	19,497	18,259

Operating loss	(3,103)	(1,411)	(5,750)	(4,113)
Interest and other income, net	88	94	578	915
Loss before income tax expense	(3,015)	(1,317)	(5,172)	(3,198)
Income tax expense (benefit)	46	(132)	94	(627)
Loss from continuing operations	(3,061)	(1,185)	(5,266)	(2,571)
Discontinued operations	—	386	—	1,164
Net loss and comprehensive loss	$(3,061)	$(799)	$(5,266)	$(1,407)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.07)	$(0.03)	$(0.12)	$(0.06)
Discontinued operations, net	—	0.01	—	0.03
Basic and diluted loss per common share	$(0.07)	$(0.02)	$(0.12)	$(0.03)

See accompanying notes.

AUTOBYTEL INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,266)	$(1,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866	1,258
Provision for bad debts	102	864
Provision for customer credits	468	729
Gain on sale of AVV business	—	(1,772)
Share-based compensation	803	792
Changes in assets and liabilities:
Accounts receivable	68	(348)
Prepaid expenses and other current assets	(616)	634
Other non-current assets	48	(569)
Accounts payable	224	(662)
Accrued expenses and other liabilities	(253)	(2,780)
Deferred revenues	(79)	(1,041)
Non-current liabilities	(125)	(73)
Net cash used in operating activities	(3,760)	(4,375)
Cash flows from investing activities:
Purchases of property and equipment	(1,114)	(131)
Proceeds from sale of AVV business	—	1,772
Purchase of Autotropolis and Cyber Ventures	(9,000)	—
Long-term strategic investment	(1,000)	—
Proceeds from available-for-sale investments	—	580
Net cash (used in) provided by investing activities	(11,114)	2,221
Cash flows from financing activities:
Proceeds from exercise of stock options and awards issued under the employee stock purchase plan	109	—
Net cash provided by financing activities	109	—
Net decrease in cash and cash equivalents	(14,765)	(2,154)
Cash and cash equivalents, beginning of period	25,097	27,393
Cash and cash equivalents, end of period	$10,332	$25,239

See accompanying notes.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that helps automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through its internet lead referral and online advertising programs.  Internet lead referrals (“Purchase Requests”) are consumer internet requests for pricing and availability of new or used vehicles or for vehicle financing.  Purchase Requests originate from the Company’s websites or are purchased from third parties (“Network Websites”), and are sold primarily to Dealers and Manufacturers.   The Company’s consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, MyRide.com® and Autotropolis.com® provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Purchase Requests.  Manufacturers direct consumers to their messages and their respective websites by purchasing advertising on the Company’s websites.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

    On September 17, 2010, the Company acquired substantially all of the assets of privately-held Autotropolis, Inc., a Florida corporation, and Cyber Ventures, Inc., a Florida corporation (collectively, “Auto/Cyber”).  The business acquired from Cyber Ventures, Inc., through proprietary content, generates and sells in-market consumer automotive Purchase Requests.  The business acquired from Autotropolis, Inc., through its Autotropolis.com website, provides new car Purchase Requests and related digital products directly to automotive dealers.

    The Company has historically experienced negative cash flow and losses and at September 30, 2010 had an accumulated deficit of $279 million. The Company believes that its current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, primarily as a result of the recent acquisition of Auto/Cyber, which the Company believes will contribute to reducing negative cash flow, and expense reduction initiatives designed to preserve working capital that were commenced in the fourth quarter of 2010. However, the Company continues to face many risks and uncertainties, many of which are beyond its control, including those related to general economic conditions and the automotive industry in general and there can be no assurances given that the Company will be able to meet anticipated cash needs for at least the next 12 months.

2. Basis of Presentation

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

In the opinion of Autobytel’s management, the accompanying unaudited interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Autobytel’s consolidated condensed financial position as of September 30, 2010 and the consolidated condensed statements of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009, as applicable. The statements of operations and comprehensive loss and cash flows for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

Certain reclassifications have been made to prior periods’ consolidated condensed financial statements to conform to the current year presentation.  These reclassifications include presenting bad debt expense in Sales and Marketing and presenting rental expense in General and Administrative expense.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

3. Acquisition of Autotropolis, Inc. and Cyber Ventures, Inc.

On September 17, 2010 (“Acquisition Date”), the Company acquired substantially all of the assets of Auto/Cyber.  The results of Auto/Cyber’s operations have been included in the consolidated financial statements since that date.  The business acquired from Cyber Ventures, Inc., through its proprietary content, generates and sells in-market consumer automotive purchase requests.  The business acquired from Autotropolis, Inc., through its Autotropolis.com website, provides new car purchase requests and related digital products directly to automotive dealers.  The Company expects the transaction to extend its core growth and margin-enhancement strategies and solidify its position as the premier provider of automotive-related consumer Purchase Requests in the industry.  Prior to the acquisition, Cyber Ventures, Inc. was a Purchase Request provider for the Company.

The Acquisition Date fair value of the consideration transferred totaled $16.8 million which consisted of the following:

(amounts in thousands)

Cash	$9,000
Convertible subordinated promissory note	5,900
Warrant to purchase 2,000,000 shares of Company Common Stock	1,260
Contingent consideration	526
Working capital adjustment	91
$16,777

As part of the consideration paid for the acquisition, the Company issued a convertible subordinated promissory note for $5,000,000 (“Note”) to the sellers.  The fair value of the Note as of the Acquisition Date was $5,900,000.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the promissory note include a market yield of 15.0% and stock price volatility of 77.5%.  As the convertible note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Note may convert all or any part of, but in 200,000 minimum share increments, the then outstanding and unpaid principal of the Note into fully paid shares of the Company’s Common Stock at a conversion price of $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Note into Common Stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

The Warrant to purchase 2,000,000 shares of Company Common Stock issued in connection with the acquisition (“Warrant”) has been valued at $0.63 per share for a total value of $1,260,000.  The Company used an option pricing model to determine the value of the warrant.  Key assumptions used in valuing the warrant are as follows: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Warrant was valued based on long-term volatilities of the Company and comparable public companies as of the Acquisition Date.  The exercise price of the Warrant is $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant becomes exercisable on the third anniversary of the issuance date and expires on the eighth anniversary of the issuance date.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.

The contingent consideration arrangement requires the Company to pay up to $1,000,000 of additional consideration to the sellers if certain Purchase Request volume, Purchase Request quality and gross margin targets are met.  The fair value of the contingent consideration arrangement as of the Acquisition Date was $526,000. The fair value of the contingent consideration was estimated using a Monte Carlo Simulation. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Accounting Standards Codification 820, Fair Value Measurements and Disclosures. The key assumptions in applying the Monte Carlo Simulation consisted of minimum, maximum, and modal values for the expected quarterly incremental Purchase Request volume, close rate index, and

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

gross margin growth rate as well as a triangular distribution assumption. As of September 30, 2010, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Auto/Cyber.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date.  Because the transaction was completed near the end of our third quarter, we have not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

(amounts in thousands)

Accounts receivable	$1,296
Prepaid online advertising	12
Property, plant and equipment	56
Other long-term assets	6
Total tangible assets acquired	1,370

Current liabilities	662
Other liabilities	100
Total liabilities assumed	762

Net identifiable assets acquired	608

Definite-lived intangible assets acquired	4,500

Goodwill	11,669

Net assets acquired	$16,777

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the preliminary fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Remaining Useful Lives (1)
		(in thousands)	(years)

Employment/Non-compete Agreements	Discounted Cash Flow (2)	$500	5
Publications	Cost Approach (3)	500	3
Customer Relationships	Excess of Earnings (4)	1,870	3
Trademarks and trade names	Relief from Royalty (5)	830	5
Software	Cost Approach (3)	800	3
Total purchased intangible assets		$4,500

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

(1)  Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives are recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.

(2)  The employment/non-compete agreements fair value was derived by calculating the difference between the present value of the Company’s forecasted cash flows with the agreements in place and without the agreements in place.

(3)  The cost approach estimates the cost required to repurchase or reproduce the intangible assets. The method takes into account technological and economic obsolescence of the publications and software licenses.

(4)  The excess of earnings method estimates a purchased intangible asset’s value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or relationships.

(5)  The relief from royalty method is an earnings approach which assesses the royalty savings an entity realizes since it owns the asset and doesn’t have to pay a third party a license fee for its use.

    Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the preliminary fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at a rate of 18%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The goodwill recognized of $11.7 million is attributable primarily to expected synergies and the assembled workforce of Auto/Cyber.  Of this amount, approximately $10.2 million is amortizable for income tax purposes.  As of September 30, 2010, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Auto/Cyber.

The Company has incurred $525,000 of acquisition related costs related to Auto/Cyber to date.  Of this amount, $442,000 was expensed in the current period.

The operating results of Auto/Cyber have been included in the Company’s consolidated financial statements from the date of the acquisition through September 30, 2010.  Total revenue of $0.4 million and net income of $0.1 million was recognized for Auto/Cyber in the quarter.

The following unaudited pro forma information presents the consolidated results of the Company and Auto/Cyber for the three and nine months ended September 30, 2010 and 2009, respectively, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009, are as follows:

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(amounts in thousands)
Unaudited pro forma consolidated results:
Revenue	$15,143	$14,520	$43,561	$47,754
Net loss	$(2,940)	$(2,236)	$(5,537)	$(2,793)

4.  Computation of Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net loss per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock method, during the period. Potential common shares consist of unvested restricted stock and the common shares issuable upon the exercise of stock options.  The following are the share amounts utilized to compute the basic and diluted net loss per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic and diluted shares:
Weighted average common shares outstanding	45,382,729	44,958,840	45,272,244	44,957,194
Weighted average unvested restricted stock	(226,762)	(456,679)	(299,624)	(456,679)
Basic and diluted shares	45,155,967	44,502,161	44,972,620	44,500,515

For the three and nine months ended September 30, 2010, 4.7 million and 4.5 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share, respectively.  For the three and nine months ended September 30, 2009, 8.1 million and 8.2 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share, respectively.

5. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Cost of revenues	$8	$7	$27	$20
Sales and marketing	74	85	189	257
Technology support	45	25	109	68
General and administrative (a)	104	150	478	447
Total share-based compensation costs	$231	$267	$803	$792

(a)  Approximately $96,000 of accelerated stock compensation is included in the nine months ended September 30, 2010 amount.  Approximately $46,000 of accelerated stock compensation expense is included in the nine months ended September 30, 2009 amount. Vesting of these awards accelerated in accordance with the original award agreements.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Service-Based Options.  During the three months ended September 30, 2010, the Company granted 660,000 service-based stock options with weighted average grant date fair values of $0.53.  During the nine months ended September 30, 2010, the Company granted 1,613,710 service-based stock options with weighted average grant date fair values of $0.60.    During the three months ended September 30, 2009, the Company granted 691,777 service-based stock options with weighted average grant date fair values of $0.37.  During the nine months ended September 30, 2009, the Company granted 1,891,777 service-based stock options, with weighted average grant date fair values of $0.24.  These options generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee rendering service to the Company during the vesting period.The Company’s President and Chief Executive Officer was granted 1,000,000 service based options during the three months ended June 30, 2009 (“CEO Awards”).  The CEO Awards vest on the first anniversary of the grant date and have an exercise price of $0.35, which was higher than the closing price of the Company’s common stock on the grant date.  The shares that are issuable upon exercise of the CEO Awards are subject to restrictions on resale that lapse over time (as to one-third on the first anniversary of the grant date and thereafter will lapse as to the remaining two-thirds of the shares in equal one-twelfth (1/12) installments of the original number of shares subject to the options each quarter until all resale restrictions have lapsed).  The vesting of these options and lapse of the resale restrictions will accelerate upon involuntary termination of employment by the Company without cause or for voluntary termination by the CEO for good reason.

  Market Condition Options.  During the nine months ended September 30, 2009, the Company granted 1,068,250 stock options to substantially all employees with a fair market value per option granted of $0.35, using a Black-Scholes option pricing model.  One-third of these options cliff vest on the first anniversary following the grant date, and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercised.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercised (“Market Condition A”).  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercised (“Market Condition B”). Certain of these options will accelerate vesting upon a change in control of the Company.  Market Condition A was achieved during 2009 and Market Condition B was achieved in July 2010.   During the three and nine months ended September 30, 2010, 2,532 and 152,620 stock options were exercised related to these market condition options.

During the three and nine months ended September 30, 2010, 7,546 and 233,654 stock options were exercised, with an aggregate weighted average exercise price of $0.82 and $0.46, respectively.  There were no options exercised during the three and nine months ended September 30, 2009.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Volatility	83%	80%	83%	75%
Risk-free interest rate	2.2%	2.2%	2.0%	1.7%
Expected life (years)	4.1	4.1	4.1	4.1

Warrants.  In connection with the acquisition of Auto/Cyber, the Company issued to the sellers a Warrant to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.93 per share.  The Warrant was fully vested on the date of issuance and becomes exercisable on the third anniversary of the issuance date and expires on the eighth anniversary of the issuance date.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.  The Warrant was valued at $0.63 per share on the Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

6. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Computer software and hardware	$10,057	$9,183
Furniture and equipment	1,505	1,432
Leasehold improvements	1,024	949
Capitalized internal use software	912	912
	13,498	12,476
Less – Accumulated depreciation and amortization	(12,286)	(11,473)
Property and equipment, net	$1,212	$1,003

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, and in particular with the three largest U.S. automobile manufacturers (General Motors, Chrysler LLC, and Ford) (“Detroit Three”). During the first nine months of 2010 approximately 11% of the Company’s total revenues was derived from the Detroit Three, and approximately 13% or $1.3 million of gross accounts receivable related to the Detroit Three at September 30, 2010.

Investments.  On August 16, 2010, the Company acquired less than a 5% interest in Driverside, Inc. for $1,000,000.  The Company recorded this investment in Driverside, Inc. at cost since it does not have significant influence over Driverside, Inc.  The Company will review for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of September 30, 2010, there were no changes in the recognized amount of the investment in Driverside, Inc.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.

In connection with the acquisition of Auto/Cyber on September 17, 2010, the Company identified $4.5 million of intangible assets.  The intangible assets will be amortized over the following estimated useful lives:

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Intangible Asset	Estimated Useful Life
Trademarks/trade names	5 years
Software and publications	3 years
Customer relationships	3 years
Employment/non-compete agreements	5 years

Amortization expense for the remainder of the year and for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2010	$337
2011	1,370
2012	1,356
2013	1,037
2014	286
2015	209
$4,595

Goodwill.  The Company recognized $11.7 in goodwill related to the acquisition of Auto/Cyber in the quarter ended September 30, 2010.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Compensation and related costs	$1,822	$2,629
Professional fees and other accrued expenses	1,773	667
Amounts due to customers	365	468
Other current liabilities	346	264
Total accrued expenses and other current liabilities	$4,306	$4,028

    Long-term debt.  In connection with the acquisition of Auto/Cyber, the Company issued a $5.0 million convertible subordinated promissory note. Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the promissory note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, holders of the Note may convert all or any part of, but in 200,000 minimum share increments, the then outstanding and unpaid principal of the Note into fully paid shares of the Company’s Common Stock at a conversion price of $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Note into Common Stock of the Company is accelerated in the event of a change in control of the Company.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

In the event of default, the entire unpaid balance of the Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

7. Patent Litigation Settlements

Dealix Patent Litigation Settlement.  In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (“Settlement Agreement”). The Settlement Agreement required Dealix to pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company, the Cobalt Group, for certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three anniversary dates of the initial payment.

The Company did not have reasonable assurance that it would receive the remaining payment on its due date and therefore had not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2009.  On March 15, 2010, the Company had received the final annual installment payment of $2.7 million.  The Company recorded the payment as patent litigation settlement in the period payment was received, as a reduction to operating expenses.

Texas and California Patent Litigation Settlements. The Company entered into a settlement agreement with Insweb Corporation (“Insweb”), Leadpoint, Inc. (“Leadpoint”), and Internet Brands, Inc. (“Internet Brands”) settling and dismissing with prejudice various patent-related and other claims by and against the Company. Under the settlement terms, Autobytel granted to Insweb, Leadpoint and Internet Brands, and Insweb, Leadpoint and Internet Brands each granted to Autobytel, a non-exclusive perpetual license to their respective patents as well as long-term covenants not to sue any of the parties for infringement of current or future patents; and mutual releases of claims. In connection with the settlement, (i) Autobytel and Autodata Solutions, Inc. (“Autodata”), a wholly owned subsidiary of Internet Brands, entered into a Master License and Services Agreement pursuant to which the Company will have the right to publish certain editorial content, images, shopping tools and vehicle data provided by Autodata for a term of five years; and (ii) shares of Internet Brands’ common stock previously issued to one of the Company’s subsidiaries but held by Internet Brands was released to the Company. In addition, InsWeb and Autobytel entered into a Content License Agreement pursuant to which Autobytel will receive specific auto insurance editorial content, data and interactive tools from InsWeb. The content and tools will contain links to one of InsWeb’s insurance websites, and Autobytel and InsWeb will share the revenue associated with consumer activity generated by the links. LeadPoint agreed to pay Autobytel $200,000, $100,000 of which was paid in connection with the signing of the settlement, to be followed by $50,000 installments payable on or before March 31, 2010 and September 30, 2010, respectively. The $50,000 payments were actually received in April and October of 2010, respectively.  In connection with the settlement, all claims brought by Insweb, Internet Brands and Leadpoint against Dominion Enterprises (“Dominion”), the purchaser of the Company’s AVV business, and Retention Performance Marketing, Inc. (“RPM”), and OneCommand, Inc. (“OneCommand”), the purchaser of the Company’s RPM business, were also dismissed with prejudice, with Internet Brands, Leadpoint, and Insweb each providing Dominion, OneCommand, and RPM covenants not to sue for infringement of the Insweb patent at issue in the litigation, and Dominion, OneCommand, and RPM each granting to Insweb, Internet Brands, and Leadpoint, and Insweb, Internet Brands and Leadpoint each granting to Dominion, OneCommand, and RPM, mutual releases of claims.

Edmunds Declaratory Relief Action Settlement. On March 13, 2008, Edmunds Holding Company and Edmunds.com (collectively “Edmunds”) filed a lawsuit against the Company in the United States District Court for the District of Delaware relating to the Company’s U.S. Patent Number 6,282,517 for purchase request technology (“517 Patent”). In the lawsuit, Edmunds sought a declaration that its business activities, some of which include generating automotive purchase requests, did not infringe on the ‘517 Patent and that such patent was invalid. On February 20, 2009, this declaratory relief action was dismissed by the court.

In March 2009, the Company entered into a settlement agreement resolving the issues presented in Edmunds’ declaratory judgment action.  Under this settlement, Autobytel granted to Edmunds a limited license to the ‘517 Patent and other existing Autobytel purchase request-related patents in exchange for the right to publish on Autobytel’s family of websites a select assortment of Edmunds.com’s multi-media automotive content, including photos, editorial reviews, and articles. The settlement agreement also provided for mutual releases of claims.  This settlement did not have a material impact on the Company’s financial statements.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

8. Discontinued Operations

On January 23, 2008, the Company completed the sale of certain assets and liabilities of its AVV, Inc. data extraction and customer relationship management software business to Dominion Enterprises (“Dominion”) for approximately $22.75 million in cash, plus a working capital payment of approximately $1.0 million. The Company recorded a gain on sale of approximately $4.2 million in connection with the transaction in the three months ended March 31, 2008. The parties also agreed to a $1.9 million escrow in connection with the transaction.  During the nine months ended September 30, 2009, the Company received approximately $1.3 million of the escrow proceeds, classifying this amount as a gain on sale, discontinued operations.

For the three and nine months ended September 30, 2009, the results of operations of AVV are reported as discontinued operations, net of income taxes, as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009
	(in thousands)

Total net revenues:	$—	$—
Cost of revenues	—	—

Gross profit
Operating expenses:
Sales and marketing	—	—
Technology support	—	—
General and administrative	—	—

Total operating costs	—	—

Gain on sale	642	1,915
Benefit from income taxes	(256)	(751)

Discontinued operations, net	$386	$1,164

9. Commitments and Contingencies

Employment Agreements

The Company has employment agreements and retention agreements with certain key employees. A number of these agreements require severance payments, continuation of certain insurance benefits and acceleration of vesting of stock options and restricted stock units in the event of a termination of employment by the Company without cause by the employee or for good reason. In addition, these employees were also granted stock options and awarded restricted stock, the agreements for which provide for acceleration of vesting upon a change in control of the Company.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel, certain of the Company’s current and former directors and officers (“Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies.  The parties in the approximately 300 coordinated cases, including the parties in the Autobytel case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel.  On October 6, 2009, the Court granted final approval of the settlement.  Objectors to the settlement filed six notices of appeal to the United States Court of Appeals for the Second Circuit and one petition seeking permission to appeal.  Two objectors to the settlement filed briefs in support of their appeals.  Appellees are required to file answering briefs on December 17, 2010.  The remaining objectors withdrew their appeals with prejudice.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive appeal, and Autobytel is found liable, it is possible that damages could be greater than Autobytel’s insurance coverage, and the impact on Autobytel’s financial statements could be material.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (“Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies.  The parties in the approximately 300 coordinated cases, including Autoweb’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb.  On October 6, 2009, the Court granted final approval of the settlement.  Objectors to the settlement filed six notices of appeal to the United States Court of Appeals for the Second Circuit and one petition seeking permission to appeal.  Two objectors to the settlement filed briefs in support of their appeals.  Appellees are required to file answering briefs on December 17, 2010.  The remaining objectors withdrew their appeals with prejudice.  Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive that appeal, and Autoweb is found liable, it is possible that damages could be greater than Autoweb’s insurance coverage and the impact on Autobytel’s financial statements could be material.

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

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

10. Related Party Transaction

The Compensation Committee approved a payment of $70,000 to Maverick Associates LLC, a Delaware limited liability company, for consulting services rendered to the Company by Jeffrey H. Coats during 2008 in connection with the Company’s evaluation of strategic alternatives and development and implementation of cost reduction initiatives by the Company. Mr. Coats is the sole member of Maverick Associates.  The $70,000 was recorded as an expense in the nine month period ended September 30, 2009.  There were no payments to Maverick Associates LLC in the nine months ended September 30, 2010.

11. Subsequent Events

In connection with the recent acquisition of Cyber/Auto, the Company undertook a review of its operations. This review resulted in the implementation of various cost efficiency initiatives in the fourth quarter of 2010, including the initiation of a reduction of approximately 14% of its workforce.  The affected employees were mostly in the areas of information technology, sales and other general and administrative related areas.  The reduction was effected in order to reduce the Company’s overall cost structure and generate operational efficiencies across product lines.  The Company estimates the charges associated with the reduction in workforce will be approximately $1.0 million which will be expensed in the fourth quarter 2010.  The charges consist mainly of severance costs and other benefits.

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

On September 17, 2010, the Company acquired substantially all of the assets of privately-held Autotropolis, Inc., a Florida corporation, and Cyber Ventures, Inc., a Florida corporation (collectively, “Auto/Cyber”).  The business acquired from Cyber Ventures, Inc., through proprietary content, generates and sells in-market consumer automotive purchase requests.  The business acquired from Autotropolis, Inc., through its Autotropolis.com website, provides new car purchase requests and related digital products directly to automotive dealers.

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current year presentation.  These reclassifications include presenting bad debt expense in Sales and Marketing and presenting rental expense in General and Administrative expense.

Overview

We are an automotive marketing services company that helps automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through our internet lead referral and online advertising programs.  Internet lead referrals (“Purchase Requests”) are consumer internet requests for pricing and availability of new or used vehicles or for vehicle financing.  Purchase Requests originate from our websites or are purchased from third parties (“Network Websites”) and are sold primarily to Dealers and Manufacturers.   Our consumer-facing automotive websites, including Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®,

MyRide.com® and Autotropolis.com® provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Purchase Requests.  Manufacturers direct consumers to their messages and their respective websites by purchasing advertising on our websites.  Our websites are the source of an increasing percentage of our Purchase Requests and provide a significant portion of the page views for the advertising component of our business.

For the three and nine months ended September 30, 2010 our results of operations were affected and may continue to be affected in the future, by market and economic factors, including, but not limited to, the following:

•
General economic conditions, specifically including the adverse effect of high unemployment in the number of vehicle purchasers and the lack of available consumer credit to finance vehicle purchases.  These adverse economic conditions have affected the automotive industry, which is currently enduring what is considered to be the most challenging environment of the past several decades:

•	North American vehicle sales remain highly volatile and are expected to remain at relatively low levels in 2010 and 2011, and

•	Dealer consolidations, closings, and bankruptcies continue.

•	The market for Purchase Requests, including:

•
The effects of competition and Purchase Request sourcing (i.e., Purchase Requests from our websites versus Purchase Requests acquired from third parties) on our supply and acquisition costs of quality Purchase Requests and the resulting effects on sales, pricing and margins for our services and products, and

•	A declining number of automotive Dealers in the United States.

•	The market for advertising services, including:

•	Continued volatility in spending by Manufacturers and others in marketing allocations,

•	The amount of visits (traffic) to our websites,

•	The cost of acquiring traffic to our websites, and

•	The rates attainable from our advertisers.

Results of Operations

 Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

	2010	% of total net revenues	2009	% of total net revenues	$ Change	% Change
	(Dollar amounts in thousands)
Net revenues:
Purchase requests	$11,875	92%	$11,695	88%	$180	2%
Advertising	1,037	8	1,627	12	(590)	(36)
Other	19	—	32	—	(13)	(41)
Total net revenues	12,931	100	13,354	100	(423)	(3)
Cost of revenues (excludes depreciation of $144 and $225 for the three months ended September 30, 2010 and 2009, respectively)	8,174	63	8,614	65	(440)	(5)
Gross profit	4,757	37	4,740	35	17	—
Operating expenses:
Sales and marketing	2,959	23	2,387	18	572	24
Technology support	2,080	16	1,357	11	723	53
General and administrative	2,887	23	2,409	18	478	20
Patent litigation settlement	(66)	(1)	(2)	(1)	(64)	3,200
Total operating expenses	7,860	61	6,151	46	1,709	28
Operating loss	(3,103)	(24)	(1,411)	(11)	(1,692)	120
Interest and other income	88	1	94	1	(6)	(6)
Loss before income tax expense	(3,015)	(23)	(1,317)	(10)	(1,698)	129
Income tax expense (benefit)	46	1	(132)	(1)	178	(135)
Loss from continuing operations	(3,061)	(24)	(1,185)	(9)	(1,876)	158
Discontinued operations	—	—	386	3	(386)	(100)
Net loss	$(3,061)	(24)%	$(799)	(6)%	$(2,262)	283%

Purchase Requests.  Purchase Requests increased $0.2 million or 2% in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the acquisition of Auto/Cyber offset by a shift in mix from new and used retail Purchase Requests to Manufacturer Purchase Requests, which has a lower average sales price per purchase request.  The use of incentives to drive incremental Dealer sign-ups also had a negative impact during the third quarter of 2010.  The volume of new and used retail Purchase Requests delivered decreased 15%, which was partially offset by an increase in the volume of Purchase Requests delivered to Manufacturers and finance Purchase Requests delivered of 20% and 34%, respectively, as the automotive consumer credit environment showed signs of recovery in the third quarter of 2010.

Advertising. Advertising revenues decreased $0.6 million or 36% in the third quarter of 2010 compared to the third quarter of 2009 due primarily to unsold advertising, as we have not witnessed incremental ad budget activity, and a 46% decline in page views, which was due to the elimination of a large traffic supplier in the fourth quarter of 2009.

Cost of Revenues. Cost of revenues consists of Purchase Request and traffic acquisition costs, and other cost of revenues. Purchase Request and traffic acquisition costs consist of payments made to our Purchase Request suppliers, including internet portals and online automotive information providers. Other cost of revenues consists of search engine marketing and fees paid to third parties for data and content included on our properties, connectivity costs, technology license fees, development and maintenance costs related to our websites, server equipment depreciation and technology amortization and compensation related expense. Search engine marketing (“SEM”), sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.  Our SEM also provides a source of Purchase Requests generated from our websites.

The $0.4 million or 5% decrease in the cost of revenues in the third quarter of 2010 compared to the third quarter of 2009 was due primarily to a decrease of $1.2 million in Purchase Request acquisition costs directly related to the change in mix of Purchase Requests delivered and a $0.3 million decrease in other traffic acquisition costs.  This was offset by an increase in SEM costs of $1.2 million.

    Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs, and other costs associated with dealer sales, website advertising, dealer support, and bad debt expense. Sales and marketing expense in the third quarter of 2010 increased by $0.6 million or 24% compared to the third quarter of 2009 due principally to higher advertising and strategic new hire personnel costs.

Technology Support. Technology support expense includes personnel costs related to enhancing the features, content and functionality of our websites and our internet-based communications platform, costs associated with our telecommunications and computer infrastructure, and costs related to data and technology development. Technology support expenses in the third quarter of 2010 increased by $0.7 million or 53% compared to the third quarter of 2009 due to increased strategic initiatives and new hire personnel costs.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2010 increased by $0.5 million or 20% compared to the third quarter of 2009 due to increased legal and professional fees related to the acquisition of Auto/Cyber.

Interest and other income.  Interest and other income was $0.1 million in both the third quarter of 2010 and 2009 and consisted primarily of patent licensing fees received in the quarter.

Income taxes. Income tax expense was $46,000 in the third quarter of 2010.  For the third quarter of 2009, the Company recorded an income tax benefit of $132,000. The current quarter tax expense was primarily related to state taxes in Texas and Michigan.  The prior year tax benefit was due to realization of losses from continuing operations as the operating losses offset gains and taxes attributable to discontinued operations.

 Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

	2010	% of total net revenues	2009	% of total net revenues	$ Change	% Change
	(Dollar amounts in thousands)
Net revenues:
Purchase requests	$33,854	92%	$35,431	87%	$(1,577)	(4)%
Advertising	2,959	8	5,100	13	(2,141)	(42)
Other	61	—	138	—	(77)	(56)
Total net revenues	36,874	100	40,669	100	(3,795)	(9)
Cost of revenues (excludes depreciation of $731 and $859 for the nine months ended June 30, 2010 and 2009, respectively,)	23,127	63	26,523	65	(3,396)	(13)
Gross profit	13,747	37	14,146	35	(399)	(3)
Operating expenses:
Sales and marketing	8,631	23	7,568	19	1,063	14
Technology support	5,060	14	4,044	10	1,016	25
General and administrative	8,677	24	9,495	23	(818)	(9)
Patent litigation settlement	(2,871)	(8)	(2,848)	(7)	(23)	1
Total operating expenses	19,497	53	18,259	45	1,238	7
Operating loss	(5,750)	(16)	(4,113)	(10)	(1,637)	40
Interest and other income	578	2	915	2	(337)	(37)
Loss before income tax expense	(5,172)	(14)	(3,198)	(8)	(1,974)	62
Income tax expense (benefit)	94	—	(627)	(2)	721	(115)
Loss from continuing operations	(5,266)	(14)	(2,571)	(6)	(2,695)	105
Discontinued operations	—	—	1,164	3	(1,164)	(100)
Net loss	$(5,266)	(14)%	$(1,407)	(3)%	$(3,859)	274%

Purchase Requests. Purchase Requests decreased $1.6 million or 4% in the first nine months of 2010 compared to the first nine months of 2009 and was primarily due to a shift in mix from new and used retail Purchase Requests to Manufacturer Purchase Requests, which has a lower average sales price per purchase request offset by the acquisition of Auto/Cyber.  The use of incentives to drive incremental Dealer sign-ups also had a negative impact during the first nine months of 2010.  The volume of new and used retail Purchase Requests delivered decreased 20%, which was partially offset by an increase in the volume of Purchase Requests delivered to Manufacturers and finance Purchase Requests delivered of 14% and 28%, respectively, as the automotive consumer credit environment showed signs of recovery in the first nine months of 2010.

Advertising. The $2.1 million or 42% decrease in advertising revenues for the first nine months of 2010 compared to the first nine months of 2009 was due primarily to the elimination of a large traffic supplier in the fourth quarter of 2009 and a decrease in page views.

Cost of Revenues. The $3.4 million or 13% decrease in the cost of revenues in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to a decrease of $5.9 million in Purchase Request acquisition costs directly related to reduced volume and the change in mix of Purchase Requests delivered and a $1.1 million decrease in traffic acquisition costs.  This was offset by an increase in SEM costs of $3.5 million.

Sales and Marketing.  Sales and marketing expense in the first nine months of 2010 increased by $1.1 million or 14% compared to the first nine months of 2009 principally due to increased advertising and personnel costs.

Technology Support. Technology support expense in the first nine months of 2010 increased by $1.0 million or 25% compared to the first nine months of 2009 due to increased personnel costs and costs related to strategic initiatives.

General and Administrative. General and administrative expense in the first nine months of 2010 decreased $0.8 million or 9% compared to the first nine months of 2009 due to a decrease in severance costs of $0.2 million, primarily as a result of headcount reductions in 2009, and a decrease in bonuses of approximately $0.5 million and bad debt expense of $0.4 million.  The decrease in general and administrative expense for the nine months ended September 30, 2010 is offset by an increase in increased legal and professional fees related to the acquisition of Auto/Cyber.

Dealix Patent Litigation Settlement.  In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (“Settlement Agreement”). The Settlement Agreement provided for Dealix to pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company, the Cobalt Group, of certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three anniversary dates of the initial payment. As of September 30, 2010 the Company had received the final annual installment payment of $2.7 million.  The Company recorded the payment as patent litigation settlement in the period payment was received, as a reduction to operating expenses.

Interest and other income.  Interest and other income was $0.6 million in the first nine months of 2010 and consisted primarily of patent and international licensing fees recognized through September 30, 2010.  Interest and other income was $0.9 million in the first nine months of 2009 and primarily represented a gain on the sale of available-for-sale securities and international licensing fees recognized through September 30, 2009.

Income taxes. Income tax expense through September 30, 2010 was $94,000.  Through September 30, 2009, the Company recorded an income tax benefit of $627,000. The current year tax expense was primarily related to state taxes in Texas and Michigan.  The prior year benefit was due to realization of losses from continuing operations as the operating losses offset gains and taxes attributable to discontinued operations.

 Employees

As of November 1, 2010, we had 143 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(3,760)	$(4,375)
Net cash (used in) provided by investing activities	(11,114)	2,221
Net cash provided by financing activities	109	—

Our principal sources of liquidity are our cash and cash equivalents balances.  We entered into the Settlement Agreement with Dealix, which among other things, provided for settlement payments. As of September 30, 2010 we received the final annual installment payment of $2.7 million from Dealix.  Our cash and cash equivalents totaled $10.3 million as of September 30, 2010 compared to cash and cash equivalents of $25.1 million as of December 31, 2009.

    The Company has historically experienced negative cash flow. The Company believes that its current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, primarily as a result of the recent acquisition of Auto/Cyber, which the Company believes will contribute to reducing negative cash flow, and expense reduction initiatives designed to preserve working capital that were commenced in the fourth quarter of 2010. However, the Company continues to face many risks and uncertainties, many of which are beyond its control, including those related to general economic conditions and the automotive industry in general and there can be no assurances given that the Company will be able to meet anticipated cash needs for at least the next 12 months.

Net Cash Used in Operating Activities.  Net cash used in operating activities in the nine months ended September 30, 2010 of $3.8 million resulted primarily from net losses of $5.3 million, as adjusted for non-cash charges to earnings, partially offset by a decrease in prepaid expenses and other current assets and cash used to reduce accrued liabilities of $0.3 million primarily related to the payment of annual bonus amounts accrued in 2009 and paid in the first nine months of 2010.  Net cash used in operating activities in the nine months ended September 30, 2009 was $4.4 million and resulted primarily from a net loss of $1.4 million and an increase in cash used to reduce accrued expenses and other liabilities of $2.8 million primarily related to severance costs that were accrued as of December 31, 2008 and paid in the first nine months of 2009.

Net Cash (Used in)Provided by Investing Activities.  Net cash used in investing activities was $11.1 million in the nine months ended September 30, 2010 and is related primarily to the purchase of Auto/Cyber in September 2010.  The Company also used $1.0 million to make a long-term strategic investment.  Net cash provided by investing activities was $2.2 million in the nine months ended September 30, 2009.  The Company received approximately $1.8 million of the $1.9 million AVV asset sale proceeds held in escrow.  In addition, we sold all of our available-for-sale investments for cash proceeds of $0.6 million in the nine months ended September 30, 2009.

Net Cash Provided by Financing Activities.  Our primary source of cash from financing activities is from the exercise of stock options.  233,654 options were exercised in the nine months ended September 30, 2010 resulting in $0.1 million of cash inflow.  There were no financing activities for the nine months ended September 30, 2009.  Our future cash flows from employee stock options will depend on the future timing, stock price and amount of stock option exercises, if any.

Off-Balance Sheet Arrangements

At September 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(D)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three and nine months ended September 30, 2010 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

See discussion at Part I, Item 1, Note 9, “Commitments and Contingencies – Litigation” to the unaudited consolidated condensed financial statements, which is incorporated by reference herein.

Item 1A.	Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2009 Annual Report on Form 10-K and in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2010 and June 30, 2010, respectively, may affect our future results.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2009 Annual Report on Form 10-K and in the foregoing Quarterly Reports on Form 10-Q, as supplemented or superseded below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Our common stock could be delisted from the NASDAQ Global Market if we are not able to satisfy continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.

Our common stock is currently listed on the NASDAQ Global Market. Continued listing of   a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance  that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing.  The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive trading days. Our common stock has traded below $1.00 per share since August 11, 2010, and there can be no assurances made that we will satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market.

We received a letter dated September 23, 2010, from The NASDAQ Stock Market LLC, notifying Autobytel that during the preceding 30 consecutive business days, the closing bid price of Autobytel’s common stock was below the $1.00 minimum bid price per share required for continued listing on the NASDAQ Global Market.  This notification does not result in the immediate delisting of Autobytel’s common stock from the NASDAQ Global Market.

In accordance with NASDAQ rules, Autobytel has 180 calendar days, or until March 22, 2011, to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days.  Under the Listing Rules, the NASDAQ staff may exercise its discretion to extend this 10-day period. If Autobytel does not regain compliance with the minimum bid requirement during this initial 180-day period, NASDAQ will provide notice to Autobytel that Autobytel’s common stock is subject to delisting from the NASDAQ Global Market.  If Autobytel receives such a notice, it may appeal the delisting determination to the NASDAQ Hearing Panel or may apply to transfer the listing of its common stock to the NASDAQ Capital Market if Autobytel satisfies all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement.  If such application to the NASDAQ Capital Market is approved, then Autobytel may be eligible for an additional grace period.

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

We recently acquired Autotropolis, Inc. and Cyber Ventures, Inc.  Acquisitions involve numerous risks.  For example:

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

 Our strategy is dependent on increasing Purchase Request revenue; Should Dealer attrition occur in our network it could impact Purchase Request revenue and the number of Purchase Requests.

Our strategy and achievement of profitability are dependent on our ability to increase Purchase Request revenue. If we are not successful in increasing Purchase Request revenue, then we may not be able to achieve profitability in the future. Increasing Purchase Request revenue is dependent upon our ability to attract and retain qualified Dealers and Manufacturers, as well as expand purchase request sales to other automotive-related markets.

    We derive a majority of our revenue from Purchase Request fees paid by Dealers participating in our Dealer network. In 2008 and 2009 we experienced attrition in the number of our Dealers and a decrease in the total number of Purchase Requests delivered. Our revenues have decreased as a result of Dealer attrition.  If Dealer attrition increases or continues at the current rate and we are unable to add new Dealers to mitigate the attrition, our revenues will continue to decrease.  We cannot provide any assurances that we will be able to reduce the level of Dealer attrition, and our failure to do so could materially and adversely affect our business, results of operations and financial condition. In addition to Dealer attrition and reduction in Purchase Requests delivered, if Manufacturers or Dealers require us to decrease the fees we charge for our services, our revenues will decline, which could have a material adverse effect on our business, results of operations and financial condition.

From time to time, a Dealer group or Manufacturer may significantly decrease the number of Dealers participating in our Dealer network or the number of Purchase Requests accepted from us. A material factor affecting Dealer attrition is our ability to provide Dealers and Manufacturers with high quality Purchase Requests at acceptable prices. High quality Purchase Requests are those that result in high closing ratios. Closing ratio is the number of vehicles purchased at a Dealer generated from Purchase Requests divided by to the total number of Purchase Requests sent to that Dealer. Generally, our Dealer agreements are cancelable by either party upon 30 days notice. Participating Dealers may terminate their relationship with us for any reason, including an unwillingness to accept our subscription terms, as a result of joining alternative marketing programs, or due to the quality of our Purchase Requests. We cannot provide any assurances that Dealers will not terminate their agreements with us.

    While we have a large customer population making up our revenue base, we have one Manufacturer customer that accounts for more than 5% of our revenue.  The loss of that customer could have a material adverse effect on our business, results of operations and financial condition.

Uncertainies regarding liquidity and our ability to obtain additional financing for working capital, future capital needs and business opportunities . If we are unable to generate positive cash flow or obtain additional financing we may not be able to continue to operate our business.

    The Company has historically experienced negative cash flow and losses and at September 30, 2010 had an accumulated deficit of $279 million. Under our current operating plan for 2011, the Company believes that its current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, primarily as a result of the recent acquisition of Auto/Cyber, which the Company believes will contribute to reducing negative cash flow, and expense reduction initiatives designed to preserve working capital that were commenced in the fourth quarter of 2010. However, the Company continues to face many risks and uncertainties, many of which are beyond its control, including those related to general economic conditions and the automotive industry in general, and there can be no assurances given that the Company will be able to meet anticipated cash needs for at least the next 12 months. We may need to raise additional funds in order to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire assets or businesses. There can be no assurances given that additional financing will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our ability to develop or enhance services or products or respond to competitive pressures or acquire assets or businesses would be significantly limited. If the Company is unable to attain positive cash flow or obtain additional working capital on a timely basis on terms favorable to it, the Company may be unable to meet its obligations, withstand adverse business conditions or capitalize on future business opportunities. In addition, our ability to continue to operate our business may also be materially and adversely affected in the event we are unable to generate positive cash flow and additional financing is not available when required.

Item 6.  Exhibits

2.1*‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation.

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

3.2
Second Amended and Restated Bylaws of Autobytel dated August 1, 2009, which is incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the SEC on October 23, 2009 (SEC File No. 000-22239)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Amended and Restated Rights Agreement, dated as of April 24, 2009, between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation (which includes the form of Amended Certificate of Designation of the Series A Junior Participating Preferred Stock of Autobytel as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C), which is incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

4.3
First Amendment to Amended and Restated Rights Agreement, dated May 26, 2010 is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.4
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.5*	Convertible Subordinated Promissory Note dated September 16, 2010 (Principal Amount $5,000,000) issued by Autobytel Inc. to Autotropolis, Inc. and Cyber Ventures, Inc.

4.6*	Warrant to Purchase 2,000,000 Shares of Autobytel Inc. Common Stock dated September 16, 2010 issued by Autobytel Inc. to Autotropolis, Inc. and Cyber Ventures, Inc.

4.7*
Shareholders Agreement dated as of September 17, 2010 by and among Autobytel Inc., a Delaware corporation, Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated November 12, 2010

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated November 12, 2010

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated November 12, 2010

*	Filed herewith
‡
Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  Autobytel Inc. will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 12, 2010

	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1*‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation.

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

3.2
Second Amended and Restated Bylaws of Autobytel dated August 1, 2009, which is incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the SEC on October 23, 2009 (SEC File No. 000-22239)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Amended and Restated Rights Agreement, dated as of April 24, 2009, between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation (which includes the form of Amended Certificate of Designation of the Series A Junior Participating Preferred Stock of Autobytel as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C), which is incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

4.3
First Amendment to Amended and Restated Rights Agreement, dated May 26, 2010 is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.4
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.5*	Convertible Subordinated Promissory Note dated September 16, 2010 (Principal Amount $5,000,000) issued by Autobytel Inc. to Autotropolis, Inc. and Cyber Ventures, Inc.

4.6*	Warrant to Purchase 2,000,000 Shares of Autobytel Inc. Common Stock dated September 16, 2010 issued by Autobytel Inc. to Autotropolis, Inc. and Cyber Ventures, Inc.

4.7*
Shareholders Agreement dated as of September 17, 2010 by and among Autobytel Inc., a Delaware corporation, Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated November 12, 2010

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated November 12, 2010

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated November 12, 2010

*	Filed herewith
‡
Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  Autobytel Inc. will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.