Form 10-K
period 2010-12-31
AUTOBYTEL INC
filed 2011-03-10
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-34761

Autobytel Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0711569
(State of Incorporation)	(I.R.S. Employer Identification No.)

18872 MacArthur Boulevard, Suite 200
Irvine, California 92612-1400
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (949) 225-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market
Preferred Stock Purchase Right	The NASDAQ Global Market

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

Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller reporting company  ☒
                                                                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of $1.14 for our common stock on The NASDAQ Global Market on June 30, 2010, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $51 million.

As of March 4, 2011, 45,845,264 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2011 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include but are not limited to, those discussed in “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

Item 1.	Business

Autobytel Inc. was incorporated in 1996 under the laws of the State of Delaware. Unless specified otherwise, as used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” or “Autobytel” refer to Autobytel Inc. and its subsidiaries.

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through our internet purchase request referral programs, together with related Dealer marketing products and services, and online advertising programs.

Internet purchase request referrals (“Purchase Requests”) are internet requests from consumers seeking information or quotes regarding pricing and availability of new or used vehicles or for vehicle financing.  Our network of owned,  consumer-facing automotive websites (“Owned Websites”), which include Autobytel.com®, Autotropolis.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, MyGarage.com® and MyRide.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Purchase Requests.  Approximately 70% of our Purchase Requests are now internally generated from our Owned Websites (“Internally-Generated Purchase Requests”).  We also procure Purchase Requests from third parties (“Other Purchase Requests”) that generate Purchase Requests from their websites (“Third Party Websites”).  We sell Internally-Generated Purchase Requests and Other Purchase Requests direct to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Purchase Request distribution industry.  We believe we are now the largest generator of Purchase Requests for new vehicles in the United States in terms of number of Purchase Requests generated. In conjunction with our Purchase Request programs, we also offer Dealers and Manufacturers other products and services to assist them in capturing online, in-market customers and selling more vehicles, including our iControl by Autobyteltm, WebLeads+, Email Marketing Manager, and Lead Call products and services.

Our Owned Websites offer Manufacturers the opportunity to feature their makes and models within highly contextual content.  Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information.  We believe this transfer of consumers from our Owned Websites to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value as a marketing partner.  Most of the Manufacturers advertising on our Owned Websites have benefitted from all-time highs at times during 2010 with regard to our performance metrics such as click-through rates and actions taken once consumers reach the Manufacturer’s site.  One hundred percent of the consumer page views generated from Manufacturer advertising on our Owned Websites are transferred to Manufacturer sites.  We have also developed, internally or in partnership with others, data and market analytics products utilizing information from users of our Owned Websites.  These products provide marketing insights to advertisers and agencies demanding better performance from their advertising dollars across online and offline sources.

Available Information

    Our corporate website is located at www.autobytel.com. Information on our website is not incorporated by reference in this Annual Report. At or through the Investor Relations section of our website we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after this material is electronically filed with or furnished to the SEC and The NASDAQ Stock Market. Our Code of Conduct and Ethics for Employees, Officers and Directors is available at the Corporate Governance link of the Investor Relations section of our website.  In addition, you may obtain, free of charge, a copy of this Code of Conduct and Ethics for Employees, Officers and Directors by writing to the Corporate Secretary, Autobytel Inc., 18872 MacArthur Boulevard, Suite 200, Irvine, California 92612-1400.

Significant Business Developments

Acquisition of Autotropolis, Inc. and Cyber Ventures, Inc.

On September 17, 2010, we acquired substantially all of the assets of two privately-held companies, Autotropolis, Inc. and Cyber Ventures, Inc. (collectively, “Auto/Cyber”) for total consideration of $16.8 million (See Part II, Item 8, Note 3, “Acquisition of Autotropolis, Inc. and Cyber Ventures, Inc.” of this Annual Report on Form 10-K).  The business acquired from Cyber Ventures, Inc. generates and sells in-market consumer automotive Purchase Requests.  The business acquired from Autotropolis, Inc., through its Autotropolis.com website, provides new vehicle Purchase Requests and related products and services directly to Dealers and expands our ability to generate revenues from the acquired, incremental traffic through advertising on the Autotropolis website.

New Products and Services

    During 2010 we introduced WebLeads+, which is described in the section of this Item 1 entitled “Products and Services—Other Dealer Products and Services—WebLeads+.  Approximately 10 percent of our automotive Dealers now subscribe to our WebLeads+ product.

    In an effort to further expand our services to Dealers, we launched DealershipJobs.com at the February 2011 National Automotive Dealers Association Conference in San Francisco.  DealershipJobs.com was developed to serve automotive dealerships with regard to attracting and hiring personnel across multiple dealership functions (e.g., sales and service).  The site is comprised of job listings from across the country giving Dealers and prospective employees a hub on which to connect.  At present, the site is free to Dealers and job seekers, however, we believe that once a degree of scale is achieved from a traffic perspective, we should be able to generate advertising and other revenues from the site.

    Beginning in the fourth quarter of 2010, we began packaging data generated from our websites to expand our product offerings to automobile advertisers.  Specifically, our data products are designed to assist automobile advertisers in their efforts to accurately profile prospective new car buyers, better target internet advertising campaigns to them and further optimize those campaigns both in terms of media placement and messaging.

Website Enhancements

    During 2010, we began a comprehensive redesign of our flagship consumer brand site, Autobytel.com.  The launch of the redesigned Autobytel.com, which is anticipated to occur in June of 2011, reflects the culmination of consumer internet and automotive shopping behavioral research, as well as design and navigational principles which we believe will offer consumers a richer and more customized experience.  The objective of the redesign is centered on a consumer proposition that expands our offerings and serves the entire automotive lifecycle for visitors to our website.  Specifically, the new Autobytel.com is intended to enhance our current content and tools for those researching a vehicle purchase while at the same time, through our new MyGarage® vehicle ownership service, offering specific destinations for consumers to better manage maintenance for their vehicles, shop for competitive insurance pricing, and stay informed of Manufacturer recalls and special offers, as well as explore their options given the equity they have in an existing vehicle and financial options for trade-ins or private resell.

    By expanding Autobytel.com’s offerings, our goal is for consumers to interact with our brand on an on-going basis rather than only serving their automotive shopping needs every three to seven years.  We believe that this consumer proposition will ultimately enable us to reposition our brand to benefit from greater consumer satisfaction and recommendations, thus increasing our visitor footprint and driving growth across our Purchase Request, advertising and data products and services.

Increased Number of Dealers

During 2010, we increased the number of Dealers in our network by 27% compared to year-end 2009.  Dealer count is the sum of the number of Dealer franchises subscribing to our new vehicle Purchase Request programs, the number of Dealer franchises and independent Dealers subscribing to our used vehicle Purchase Request program, the number of Dealers subscribing to our finance Purchase Request program, and the number of Dealers subscribing to our WebLeads+ program, with Dealers participating in more than one of these programs counted by the number of programs in which they participate.

Operating Expenses

    We initiated expense reduction initiatives in the fourth quarter of 2010 that were intended to better align our operating costs with our revenues and leverage operational efficiencies gained through technology and the acquisition of Auto/Cyber.  As a result of these efforts, we believe we will realize $6.3 million in annualized savings for 2011.

Industry Background

    The internet has been rapidly adopted by consumers engaged in the vehicle purchasing process, primarily because the internet has become the best method to easily find the information necessary to make informed buying decisions. Additionally, the internet has become a primary tool for consumers to begin communicating with local automotive Dealers regarding vehicle pricing, availability, options, and financing.  J.D. Power and Associates reported in 2010 that seventy-seven percent of all U.S. new light vehicle consumer buyers have moved to the internet as a primary vehicle research and shopping tool.  In fact, CNW Research/Marketing reported in 2009 that during several phases of the purchase process, more in-market shoppers considered third party websites as their primary source for information, thus, surpassing both television and magazines.  In addition, many Dealers and all Manufacturers use the internet as an efficient way to reach those consumers through marketing programs.

According to a 2010 presentation by JD Power & Associates, U.S. light vehicle sales increased 12% in 2010 compared to 2009, or 11.6 million for 2010 from 10.4 million for 2009.  The U.S automotive market is showing signs of recovery as General Motors and Chrysler reorganized through bankruptcy during 2009 and both General Motors and Ford reported net income for 2010.  This recovery may result in increased use of the internet for consumers engaged in the vehicle purchasing process and increased submission of Purchase Requests by consumers in 2011.

Strategy

Our goal is to garner a larger share of the billions of dollars spent annually by Dealers and Manufacturers on automotive marketing services.  We plan to achieve this objective through the following principal strategies:

Grow and Effectively Generate Revenues from the Traffic on our Owned Websites.  Traffic to our Owned Websites is obtained through a variety of sources and methods, including direct navigation to our Owned Websites, natural search (search engine optimization or “SEO”, which is the practice of optimizing keywords in website content to drive traffic to a website), paid search (search engine marketing, or “SEM,” which is the practice of bidding on keywords on search engines to drive traffic to a website), direct marketing, and partnering with other website publishers that provide links to our websites.  Traffic to our Owned Websites is monetized primarily though the creation of Purchase Requests that are delivered to our Dealer and Manufacturer customers to help them market and sell new and used vehicles, and through the sale of advertising space on our Owned Websites.  We plan to grow and effectively monetize our Owned Websites by:

•
Increasing traffic acquisition activities.  We plan to increase the traffic to our Owned Websites through enhancements to our Owned Websites and effective SEO and SEM traffic acquisition activities.  Our goal is that over time, paid traffic such as SEM will be balanced by greater visitation from direct navigation and SEO, which we expect to result in increased gross profit margins.

•
Enhancing the quality and user experience of our websites.  We continuously make enhancements to our Owned Websites, including enhancements of the design and functionality of our Owned Websites.  These enhancements are intended to position our Owned Websites as comprehensive best in class destinations for automotive purchase research by consumers. For 2011, the most significant website enhancement planned involves the redesign of our Autobytel.com website as discussed above under the section of this Item 1 entitled “Significant Business Developments—Website Enhancements.”

•
Increasing the conversion rate of visitors to Purchase Requests on our Owned Websites.  Through increased SEO and SEM activities and significant content, tools, and user interface enhancements to our websites, we believe we will be able to increase the number of website visits and improve website “engagement,” and thereby increase the conversion of page views into Purchase Requests. We believe that an increased conversion rate of page views into Purchase Requests could result in higher revenue per visitor.

•
Increase the Quality of our Purchase Requests.  High quality Purchase Requests are those Purchase Requests that result in high transaction (i.e., purchase) closing ratios for our Dealer customers.  As of December 31, 2010, approximately 70% of our Purchase Requests are Internally-Generated Purchase Requests.  Internally-Generated Purchase Requests are generally higher quality than Other Purchase Requests and increase the overall quality of our Purchase Request portfolio.  Other Purchase Requests are of varying quality. Therefore, we plan to continue to develop and maintain strong relationships only with suppliers of Other Purchase Requests that consistently provide high quality Purchase Requests.

•
Increase Purchase Request Sales to Our Dealer Customers. Sales of Purchase Requests to our Dealer network constitute a significant source of our revenues.  Our goal is to increase the number of Purchase Requests sold to our retail Dealer customers by:

o	increasing the quality of the Purchase Requests sold to our Dealers,
o	increasing the number of Purchase Requests sold to each of our Dealers,
o	increasing the number of Dealers in our Dealer network,
o	providing customizable Purchase Request programs to meet our Dealers’ unique marketing requirements,
o	providing additional value added marketing services that help Dealers more effectively utilize the internet to market and sell new and used vehicles, and
o	increasing overall Dealer satisfaction by improving all aspects of our services.

Increase Purchase Request Sales to Existing Manufacturer Customers.  We have existing relationships with most Manufacturers that market their vehicles in the U.S.  We sell Purchase Requests to our Manufacturer customers that they in turn provide to their Dealers to help them market and sell new and used vehicles.  Our goal is to increase our sales to these existing customers primarily by increasing the quality of the Purchase Requests we deliver to them.

Increase Advertising Revenue.  As traffic to and time spent on our Owned Websites by consumers increases, we will seek to increase our advertising revenue.  We intend to leverage our relationships with Manufacturers and their advertising agencies to garner higher rates for our traditional display advertising.  We also intend to provide new advertising offerings built around the enhancements to our Owned Websites, including new editorial opportunities and high-demand sales event promotions for individual Manufacturers.  It is our belief that if the volume of our traffic and performance of the advertisements placed by Manufacturers continue to increase (as measured by the click through rates and other metrics typically monitored by online marketers), existing and prospective advertisers will recognize this increased value by agreeing to pay higher premiums for the advertising space available on our Owned Websites.  Finally, our goal is to increase the number of our advertising customers and to expand beyond Manufacturers to include non-Manufacturer advertising customers.

Expand our Products and Services. We gather significant amounts of data on consumer intent as it relates to purchasing vehicles.  We intend to use these data to create products and services, including direct business database offerings, which we believe will ultimately help Manufacturers and Dealers market and sell more new and used vehicles.  We believe that there is significant value in these data, and our objective is to generate revenues from this asset in the most effective and efficient ways possible.

Acquisitions and Strategic Alliances.  Our goal is to grow and advance our business and we may do so, in part, through acquisitions and strategic alliances. We continue to review strategic alternatives that may provide opportunities for growth.  We believe that acquisitions and strategic alliances may allow us to increase market share, benefit from advancements in technology, and strengthen our business operations by enhancing our product and service offerings.

Our ability to implement the foregoing strategies and plans is subject to risks and uncertainties, many of which are beyond our control.  Accordingly, there is no assurance that we will successfully implement our strategies and plans.  See “Item 1A. Risk Factors.”

Products and Services

    Vehicle Purchase Request Programs

    We provide Dealers and Manufacturers with opportunities to efficiently market their vehicles to potential customers.  Dealers participate in our Purchase Request programs, and Manufacturers participate in our Purchase Request programs, our display advertising programs, and our direct marketing programs, reaching consumers that are in the market for a vehicle.  For consumers, we provide, at no cost to the consumer, an easy way to obtain valuable information to assist them in their vehicle shopping process. Purchase Requests may be submitted by consumers through our Owned Websites or through Third Party Websites. For consumers using our Owned Websites, we provide research information, including vehicle specification data, safety data, pricing data, photos, videos, regional rebate and incentive data, and additional tools, such as the compare and configuration tools, to assist them in this process.  We also provide additional content on our Owned Websites, including our database of articles, such as consumer and professional reviews, and other analysis.  Additional automotive information is also available on our Owned Websites to assist consumers with specific vehicle research, such as the trade-in value of their current vehicle.

New Vehicle Purchase Request Program. Our new vehicle Purchase Request program allows consumers to submit requests for pricing and availability of specific makes and models.  A new vehicle Purchase Request provides information regarding the make and model of a vehicle, and may also include additional data regarding the consumers’ needs, including the vehicle they wish to trade-in, whether they wish to lease or buy, and other options that are important to their vehicle acquisition decision. A Purchase Request will usually also include the consumer’s name, phone number, and email address and may include their home address.

Our Purchase Requests are subject to a quality verification that is designed to maintain the quality of our Purchase Requests and increase the Purchase Request closing ratios for our Purchase Request customers.  Quality verification includes the validation of name, phone number, email address, and postal address.  Our quality verification involves proprietary systems as well as partnerships with vendors specializing in customer validation.  After a Purchase Request has been subjected to quality verification, if we have placement coverage for the Purchase Request within our own Dealer network, we send the Purchase Request to Dealers that sell the type of vehicle requested in the consumer’s geographic area. We also send an email message to the consumer with the Dealer’s name and phone number and if the Dealer has a dedicated internet manager, the name of that manager. Dealers contact the consumer, generally within 24 hours of receiving the Purchase Request with a price quote and availability information for the requested vehicle. In addition to sales of Purchase Requests direct to Dealers in our network, we also sell Purchase Requests wholesale to Manufacturers for delivery to their Dealers and to third parties that have placement coverage for the lead with their own customers.

Dealers participate in our retail new vehicle Purchase Request program by entering into contracts directly with us or through major Dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days’ notice and are non-exclusive. The majority of our retail Purchase Request revenues consist of either a monthly subscription or per Purchase Request fee paid by Dealers in our network; however, under our recently introduced Pay-per-Sale program, we offer a limited number of Dealers in states where we are permitted to charge on per transaction basis the opportunity to pay a flat per transaction fee for a Purchase Request that results in a vehicle sale. We reserve the right to adjust our fees to retail Dealers upon 30 days’ prior notice at any time during the term of the contract. Manufacturers (directly or through their marketing agencies) and other third parties participating in our wholesale new vehicle Purchase Request programs generally by entering into agreements where either party has the right to terminate upon prior notice, with the length of the time for notice varying by contract. Revenue from retail new vehicle Purchase Requests accounted for 37% and 45% of total revenue in 2010 and 2009, respectively. Revenue from wholesale Purchase Requests accounted for 34% and 24% of total revenue in 2010 and 2009, respectively.

Used Vehicle Purchase Request Program. Our used vehicle Purchase Request program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price, and, if available, digital images of vehicles that satisfy their search parameters.  The consumer can then submit a Purchase Request for additional information regarding a specific vehicle that we then deliver to the Dealer offering the vehicle. In addition to sending Purchase Requests directly through our Owned Websites, consumers may choose to contact the Dealer using a toll free number posted next to the vehicle search results. We charge each Dealer that participates in the used vehicle program a monthly subscription or a fee per Purchase Request.  Revenues from used vehicle Purchase Requests accounted for 8% of total revenues in 2010 and 2009.

Finance Purchase Request Program

Our Purchase Requests program for vehicle financing is designed to provide consumers who may not be able to secure loans through conventional lending sources the opportunity to obtain vehicle financing and other services from Dealers or finance institutions offering vehicle financing to these consumers. Consumers can submit a request for vehicle financing or submit a credit questionnaire for a credit report or other credit services that are provided by third party providers.  Finance Purchase Requests are forwarded to the nearest participating Dealer that offers financing or, if a Dealer is not available, to an automotive finance institution. We charge each Dealer and finance institution that participates in the finance Purchase Request program a monthly subscription or per Purchase Request fee. Revenues from finance Purchase Requests accounted for 13% and 10% of total revenues in 2010 and 2009, respectively.  In 2010, we implemented a call center program that consists of telephone surveys of finance Purchase Request consumers.  The purpose of this program is to evaluate consumer experience with our Dealers and other financing customers and our finance Purchase Request program and to determine whether or not the consumers purchased a vehicle.  In addition, we inquire about the consumer’s interest in obtaining information or quotes for relevant products and services, including credit report repair and vehicle loan refinancing, offered by third parties.  If the consumer expresses an interest, we refer the consumer to the third party and obtain a referral fee.

    Other Dealer Products and Services

In conjunction with our automotive Purchase Request programs, we also offer products and services that assist Dealers in connecting with in-market consumers and closing vehicle sales.

    iControl by AutobytelTM.   iControl by AutobytelTM allows Dealers many options to filter and control their Purchase Requests.  iControl by AutobytelTM  can be controlled at the dealership or at the Dealer group level from a web-based, easy-to-use console that makes it quick and simple for dealerships to change their Purchase Request acquisition strategy; to adjust for inventory conditions at their stores, and broader industry patterns (such as increases in gas prices or changes in consumer demand). From the console, dealerships can easily contract or expand territories and increase, restrict or block specific model and Purchase Request web sources, making it much easier to target inventory challenges and focus marketing resources more efficiently. Dealers can manage their Purchase Requests as follows:

•
Purchase Request Web Source – segments Purchase Request sources into five categories (‘research,’ ‘quote,’ ‘buying,’ ‘enthusiast,’ and ‘portal’) based on the type of automotive publisher from where the Purchase Request is coming. This enables Dealers to configure their mix according to their dealership resources and goals – along with the actual performance of category of source(s).

•
Zip Code – enables Dealers to apply different territories/zip codes to each of their models and Purchase Request sources. Dealers can make territory changes dynamically, while adjusting for return on investment based on market analysis. For example, a dealership may choose to increase the territory range for vehicles with higher closing ratios and have a smaller territory for lower grossing vehicles.

•
Make/Model – helps Dealers spend their budget more effectively by allowing them to increase the number of Purchase Requests for hard to move models or, conversely, block or restrict Purchase Requests by model for those high demand “hot” models.

We now have approximately one-third of our new vehicle Dealers participating in our iControl by AutobytelTM product.

WebLeads+. Designed to work in connection with a Dealer’s participation in our traditional Purchase Request programs, WebLeads+ offers a Dealer multiple coupon options that display timely and relevant marketing messages to consumers visiting the Dealer’s web site.  When a Dealer uses WebLeads+, consumers visiting the Dealer’s website are encouraged to take action in two ways.  First, while visiting the Dealer website, a consumer who clicks on certain targeted areas of the site, such as a “Used Car” or “Specials” tab, is presented with a customized special offer formatted for easy Purchase Request submission. If a vehicle quote is requested, the Purchase Request goes directly into the dealership management tool, so a salesperson can promptly address the customer’s questions.  Second, if the consumer leaves the Dealer website, but remains online, Autobytel’s WebLeads+ product keeps the coupon active under the consumer’s browser windows, providing the Dealer a repeat branding opportunity and giving the consumer an easy way to re-engage with the Dealer’s website through submission of a Purchase Request.  The additional Purchase Requests generated by the coupons are seamlessly integrated into our Extranet tool.

Email Manager and Lead Call. Email Manager provides, on behalf of the Dealers, timely and relevant follow up emails to consumers who have submitted Purchase Requests on scheduled intervals following a consumer’s Purchase Request submission.  After submission of a Purchase Request, Lead Call provides a live phone call to the Dealer to ensure that the Dealer contacts the consumer in a timely manner.

Advertising Programs

Our websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Owned Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our comprehensive automotive segments such as mini-vans or SUVs.  We sell fixed placement advertising across our Owned Websites and offer Manufacturers sponsorship opportunities to assist in their efforts both in terms of customer retention and conquest strategies. We also have a direct marketing platform that enables Manufacturers to selectively target in-market consumers during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during their purchase cycle.  Advertising revenues including direct marketing accounted for 8% and 13% of total revenues in 2010 and 2009, respectively.

Data Licensing

We license the use of our aggregated Purchase Request data to third parties for the purposes of advertising targeting and optimization. We also license our audience (i.e., website cookie) data to various advertising targeters to add to their existing cookie pools that they offer to advertisers. We are planning to begin selling our data direct to advertisers and other users of our data without the use of third party advertising targeters.

Seasonality

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to unforeseen events affecting the economy and industry in which we operate. Other factors that may adversely affect our quarterly operating results include our Purchase Request volume, which fluctuates with automotive industry sales volume that has some measure of seasonality. Typically, volume is highest in the spring and summer months, with lower volume in the fall and winter months. As a result of the effects of seasonality, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. Seasonality in the automotive industry is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, results of operations, and financial condition.

Intellectual Property

Our intellectual property includes patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.

We have registered service marks with the United States Patent and Trademark Office, including Auto-By-Tel, Autobytel.com, MyRide, Autoweb, CarSmart, and the Autobytel.com, Mygarage.com, MyRide.com and Autotropolis.com logos. We have been issued U.S. Patent Number 6,282,517 (“ ‘517 Patent”) which is directed toward an innovative method and system for forming and submitting a Purchase Request over the internet and other computer networks from consumers to suppliers of goods and services. This method permits suppliers of goods or services to provide enhanced customer service by making the purchasing process convenient for consumers as well as suppliers. The ‘517 Patent is also directed toward the communication system used to bring consumers and suppliers closer together. The ‘517 Patent expires on January 14, 2019. We have sought to enforce our ‘517 Patent through litigation and negotiated licenses.  We continue to evaluate whether other organizations may be infringing our ‘517 Patent.  We may evaluate possible licenses for the ‘517 Patent that may include consideration consisting of content and data for our websites as well as cash payments.  We have also been issued patents related to on-line aftermarket accessory shopping and on-line auctions. We cannot assure that these patents will be enforceable by us in litigation. We have applied for additional service marks and patents, including a patent on our proprietary iControl by Autobytel technology. We cannot assure that any additional service marks will be registered or additional patents issued, or if registered or issued, that they will be enforceable by us in litigation. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Competition

In the automotive-related Purchase Request marketing services and advertising marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Purchase Request referral programs continued to be impacted by changing industry conditions in 2010. We continue to compete with several companies that maintain business models similar to ours, some with greater resources, and competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Purchase Request generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Purchase Requests for delivery direct to the Manufacturers’ Dealers.

We continue to observe new and emerging business models relating to the generation and delivery of Purchase Requests.  Although these emerging models have put pressure on pricing and gross profit margins for our Purchase Requests, it is still to be determined whether these new and emerging revenue models will take hold.

In the advertising marketplace, we compete with major internet portals, transaction based websites, automotive vertical companies and numerous lifestyle websites. We also compete with traditional marketing channels such as print, radio and television.

Operations and Technology

We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance, reliable and comprehensive websites, enhance consumer and Dealer product and service offerings, maintain the highest levels of information privacy and ensure transactional security. Our websites are hosted at secure third-party data center facilities. These data centers include redundant power infrastructure, redundant network connectivity, fire detection and suppression systems and security systems to prevent unauthorized access. Our network and computer systems are built on industry standard technology.

System enhancements are primarily intended to accommodate increased traffic across our websites, improve the speed in which Purchase Requests are processed and introduce new and enhanced products and services. System enhancements entail the implementation of sophisticated new technology and system processes. We plan to continue to make investments in technology as we believe appropriate.

Government Regulation

We are subject to laws and regulations generally applicable to providers of advertising and commerce over the internet, including federal and state laws and regulations governing data security and privacy; unfair and deceptive acts and practices; advertising; contests, sweepstakes and promotions; and content regulation. For additional important information related to government regulation of our business, including governmental regulations relating to the marketing and sale of automobiles, see the information set forth in Part I, Item 1A“Risk Factors” of this Annual Report on Form 10-K.

Employees

As of March 4, 2011 we had 119 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

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

Item 1A.     Risk Factors

In addition to the factors discussed in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the following additional factors may affect our business, results of operations and financial condition. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations and financial condition.

Except for fiscal years 2003 and 2004, we have had a history of net annual losses. We may not be profitable in the future. If we are unable to achieve profitability in the future and we continue to lose money, our operations will not be financially viable.

Except for fiscal years 2003 and 2004 we have experienced net annual losses, and as of December 31, 2010 we had an accumulated deficit of $282 million. We may not be able to achieve profitability in the future.  Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in rapidly evolving markets, such as the market for internet commerce. We believe that to achieve and sustain profitability, we must, among other things:

•	Continue to send new and used automotive Purchase Requests to Dealers that result in sufficient Dealer vehicle sales to justify our fees;

•	Expand the number of Dealers in our networks and increase the number of Purchase Requests delivered to Dealers;

•	Sustain and expand our relationships with Manufacturers;

•	Increase the volume of Purchase Requests that originate on our websites;

•	Expand Purchase Request referral sales to other automotive-related markets;

•	Assure continued access to a high volume of high quality Purchase Requests at acceptable prices from third party sources;

•	Maintain a high degree of customer satisfaction;

•	Provide secure and easy to use websites with relevant and quality content for consumers;

•	Increase visibility of our brand names;

•	Defend and enforce our intellectual property rights;

•	Continue to attract, train, retain and motivate qualified personnel; and

•	Continue to upgrade and enhance our technologies to accommodate expanded product and service offerings and increased consumer traffic.

    We cannot be certain that we will be successful in achieving these goals or that if we are successful in achieving these goals, that we will be profitable in the future.

We are affected by general economic conditions and, in particular, conditions in  the automotive industry.

General economic conditions, specifically including the adverse effect of high unemployment on the number of vehicle purchasers and the lack of available consumer credit to finance vehicle purchases have affected the automotive industry, which is currently experiencing what is considered to be the most challenging environment of the past several decades:

•	North American vehicle sales stabilized in 2010 from 2009 levels, but U.S. light vehicle sales remain at lower levels compared to years prior to 2008

•	Unemployment levels remain a risk through 2011,

•	Fuel prices have been rising and may continue to rise in 2011.

Our strategy is dependent on increasing Purchase Request revenue; Should Dealer attrition occur in our network it could impact Purchase Request revenue and the number of Purchase Requests.

Our strategy and achievement of profitability are dependent on our ability to increase Purchase Request revenue. If we are not successful in increasing Purchase Request revenue, then we may not be able to achieve profitability in the future. Increasing Purchase Request revenue is dependent upon our ability to attract and retain qualified Dealers and Manufacturers as well as expand the number of Purchase Requests we sell to our Dealers and Manufacturers.

We derive a majority of our revenue from Purchase Request fees paid by Dealers and Manufacturers participating in our programs.  Although in 2008 and 2009 we experienced attrition in the number of our Dealers, we halted this attrition during 2010 and ended the year with 27 % more Dealers compared to that number of Dealers at year-end 2009.  The number of Manufacturers participating in our programs also increased during 2010 compared to 2009.  In addition, we delivered 8% more Purchase Requests during 2010 than 2009.   If Dealer attrition were to occur again and we were unable to add new Dealers to mitigate the attrition, our revenues might again decrease.  Were Dealer attrition or reductions in the number of Purchase Requests sold to occur again, we cannot provide any assurances that we will be able to reduce the level of Dealer attrition or increase the number of Purchase Requests sold, and our failure to do so could materially and adversely affect our business, results of operations and financial condition. In addition, if Manufacturers or Dealers require us to decrease the fees we charge for our services, our revenues will decline, which could have a material adverse effect on our business, results of operations and financial condition.

If any of our advertising relationships with Manufacturers terminate, our advertising rates decrease, or we are unable to develop additional advertising customers, our revenues will decrease.

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

Manufacturers are periodically subject to product recalls. Product recalls may result in a decline in Purchase Request requests by our Dealers affected by the recalls, including the elimination of Purchase Requests for certain vehicle models or the cancellation of the Purchase Request program with us.  If we cannot replace these Purchase Request sales with Purchase Request sales to other customers, our results of operations or financial condition will be materially and adversely impacted.

Concentration of Credit Risk and Risks Due to Significant Customers.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits held by banks that exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, and in particular with two Manufacturers (General Motors and Nissan). During 2010 approximately 16% of the Company’s total revenues were derived from these Manufacturers, and approximately 16% of its total gross accounts receivable are receivable from them at December 31, 2010. No collateral is required to support our accounts receivables and we maintain an allowance for bad debts for potential credit losses.  If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required and the impact on the our business, results of operations or financial condition could be material.

Competition could adversely affect our market share, pricing, cost structure and Purchase Request supply.

The success we achieve in our Purchase Requests businesses is dependent on our ability to originate or acquire and sell high quality Purchase Requests in sufficient volumes at profitable margins. These Purchase Requests may be submitted by consumers through our websites or purchased from Third Party Websites. We actively compete for Dealer and Manufacturer customers with companies that maintain automotive Purchase Request referral businesses that are very similar to ours. Several of these competitors are larger than us and may have greater financial resources than we have. In addition to competition for customers, we also compete with several of these companies in the acquisition of Purchase Requests from third party Purchase Request suppliers. If we lose customers or quality Purchase Request supply volume to our competitors, or if our pricing or cost to acquire Purchase Requests is impacted, our business, results of operations and financial condition will be materially and adversely impacted.

The success we achieve in our advertising business is dependent on our ability to attract and acquire consumers to our websites and monetize that traffic at profitable margins with advertisers. Our consumer facing websites compete with offerings from the major internet portals, transaction based sites, automotive verticals (websites with content that is primarily automotive in nature) and numerous lifestyle websites. Our advertising business is characterized by minimal barriers to entry, and new competitors may be able to launch competitive services at relatively low costs. If our websites do not provide a compelling, differentiated user experience, we may lose visitors to competing sites. Further, if our website traffic declines, we may lose relevance to our major advertisers who may reduce or eliminate their advertising buys.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future due to unforeseen events affecting the economy and industry in which we operate. Other factors that may adversely affect our quarterly operating results include our Purchase Request volume, which fluctuates with automotive industry sales volume that has some measure of seasonality. Typically, volume is highest in the spring and summer months, with lower volume in the fall and winter months. As seasonality occurs, investors may not be able to predict our annual operating results based on a quarter-to-quarter comparison of our operating results. Seasonality in the automotive industry is likely to cause fluctuations in our operating results and could have a material adverse effect on our business, results of operations and financial condition.

There are many risks associated with potential acquisitions.

We may evaluate potential acquisitions which we believe will complement or enhance our existing business.  If we acquire other companies in the future in exchange for our equity securities, existing stockholders’ may suffer dilution in the value of their shares and their percentage ownership. The impact of dilution may restrict our ability or otherwise not allow us to consummate acquisitions using equity securities. Issuance of equity securities may restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code. We may also utilize cash and incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively impact our liquidity and results of operations. We may be unable to raise the capital necessary to consummate an acquisition.  We may be unable to integrate successfully the companies that we may acquire and management attention may be diverted.  We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.

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

Uncertainty exists in the application of various laws and regulations to our business. New laws or regulations applicable to our business, or expansion or interpretation of existing laws and regulations to apply to our business, could subject us to licensing, claims, judgments and remedies, including monetary liabilities and limitations on our business practices, and could increase administrative costs or adversely affect our business. Although we do not believe that existing laws or regulations materially and adversely impact us, our business could be significantly affected by different interpretations or applications of existing laws or regulations, future laws or regulations, or actions or rulings by judicial or regulatory authorities. We operate in a regulatory climate in which there is uncertainty as to the application of various laws and regulations to our business. Our operations may be subjected to adoption, expansion or interpretation of various laws and regulations, and compliance with these laws and regulations may require us to obtain licenses at an undeterminable and possibly significant initial and annual expense. These additional expenditures may increase future overhead, thereby potentially reducing our future results of operations. There can be no assurance that future laws or regulations or interpretations or expansions of existing laws or regulations will not impose requirements on internet commerce that could substantially impair the growth of e-commerce and adversely affect our business, results of operations and financial condition. The adoption of additional laws or regulations may decrease the popularity or impede the expansion of e-commerce and internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability, which, in turn, could adversely affect our business.

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

If automotive Dealer or broker laws apply to us we may be required to modify or eliminate our marketing programs. If we are unable to market our services in the manner we currently market our services, our revenues may decrease and our business may suffer. All states comprehensively regulate vehicle sales and lease transactions, including strict licensure requirements for Dealers and, in some states, brokers. Most of these laws and regulations, we believe, specifically address only traditional vehicle purchase and lease transactions, not internet-based Purchase Request referral programs. We do not believe that our marketing services programs qualify as automobile brokerage activity in most states and, therefore, we do not believe that state motor vehicle Dealer or broker licensing requirements apply to us in most states. If we determine that the licensing or other regulatory requirements in a given state are applicable to us or to a particular marketing services program, we may elect to obtain required licenses and comply with applicable regulatory requirements.  However, if licensing or other regulatory requirements are overly burdensome, we may elect to terminate operations or particular marketing services programs in that state or elect to not operate or introduce particular marketing services programs in that state. In some states we have modified our marketing programs or pricing models to reduce uncertainty regarding our compliance with local laws. As we introduce new services, we may need to incur additional costs associated with additional licensing regulations and regulatory requirements.  If any state’s licensing or other regulatory requirements relating to motor vehicle Dealers or brokers are deemed applicable to us or to any particular marketing services program and we do not comply with those regulatory requirements, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs or pricing models in those states in a manner that undermines the attractiveness of the program to consumers or Dealers. In each case, our revenues may decline and our business, results of operations and financial condition could be materially and adversely affected.

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

If financial broker licensing requirements apply to us in states where we are not currently licensed, we will be required to obtain additional licenses, and our business may suffer. We provide a connection through our websites that allows consumers to obtain finance information and submit Purchase Requests for vehicle financing to third party lenders. We also acquire finance-related Purchase Requests from third parties. We receive marketing fees from financial institutions and Dealers in connection with this marketing activity. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we may be unable to comply with a state’s laws or regulations, or we could be required to incur significant fees and expenses to obtain any financial broker required license and comply with regulatory requirements. In the event states require us to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties or be compelled to discontinue operations in those states, and our business, results of operations and financial condition could be materially and adversely affected.

If insurance licensing requirements apply to us in states where we are not currently licensed, we will be required to obtain additional licenses, and our business may suffer. We provide links on our websites and referrals from call centers enabling consumers to be referred to third parties to receive quotes for insurance and extended warranty coverage from such third parties. All on-line applications for quotes are completed on the respective insurance carriers’ or other third party websites, and all applications for quotes obtained through call center referrals are conducted by the insurance carrier or other third party. We receive marketing fees from participants in connection with this marketing activity. We do not receive any premiums from consumers nor do we charge consumers fees for our services. We do not believe that these activities require us to be licensed under state insurance laws. However, if any state insurance licensing laws were determined to be applicable to us and if we are required to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states, and our business, results of operations and financial condition could be materially and adversely affected.

Changes in the taxation of internet commerce may result in increased costs.

Because our business is dependent on the internet, the adoption of new local, state or federal tax laws or regulations or new interpretations of existing laws or regulations by governmental authorities may subject us to additional local, state or federal sales, use or income taxes and could decrease the growth of internet usage or marketing or the acceptance of internet commerce which could, in turn, decrease the demand for our services and increase our costs.  As a result, our business, results of operations and financial condition could be materially and adversely affected. Tax authorities in a number of states are currently reviewing and re-evaluating the tax treatment of companies engaged in internet commerce, including the application of sales taxes to internet marketing businesses similar to ours. We accrue for tax contingencies based upon our estimate of the taxes ultimately expected to be paid, which we update over time as more information becomes available.  The amounts ultimately paid in resolution of reviews or audits by taxing authorities could be materially different from the amounts we have accrued and result in additional tax expense, and our business, results of operations and financial condition could be materially and adversely affected.

Data Security and Privacy Risks

Our business is subject to various laws, rules and regulations relating to data security and privacy. New data security and privacy laws, rules and regulations may be adopted regarding the internet or other on-line services that could limit our business flexibility or cause us to incur higher compliance costs.

Compliance with anti-spam laws, rules and regulations may impose significant costs and burdens on our email marketing activities, and violations of these laws and regulations could subject us to fines or other enforcement actions. Among other laws, rules and regulations, federal and state legislation regulating email communications and internet advertising, such as proposed or adopted privacy-related laws that restrict or prohibit unsolicited email (commonly known as “spam”) may adversely affect our ability to market our services to consumers in a cost-effective manner. Violation of these laws may result in monetary fines or penalties or damage to our reputation. The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) imposes complex and often burdensome requirements in connection with sending commercial emails. In addition, the language of CAN-SPAM contains ambiguities, not all rules implementing CAN-SPAM have yet been promulgated, and courts have not yet interpreted key provisions of CAN-SPAM.  In addition, state laws regulating the sending of commercial emails, including California’s law regulating the sending of commercial emails, to the extent found to not be preempted by CAN-SPAM, may impose requirements or conditions more restrictive than CAN-SPAM. Depending on how these laws are interpreted and applied, CAN-SPAM and such state laws may impose significant costs and burdens on our email marketing services and our business, results of operations and financial condition could be materially and adversely affected.

Failure to comply with data privacy laws, rules and regulations may significantly impact our business. Various laws, rules and regulations govern the collection, use, retention, sharing and security of data that we receive from our users, advertisers, and affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business. Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertisers, or Purchase Request referral and advertising affiliates which could adversely affect our business. We can not predict whether new legislation or regulations concerning data privacy and retention issues related to our business will be adopted. Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues. In addition, the interpretation and application of user data protection laws are currently unsettled.  New legislation being considered includes restrictions relating to the collection and use of data and information obtained through the tracking of internet use, including the possible implementation of a “Do Not Track” list that would allow internet users to opt-out of such tracking, could materially and adversely impact our data licensing services and other marketing services and our business, results of operations and financial condition could be materially and adversely affected.

Increased security risks of on-line Purchase Requests collection and referral, advertising and e-commerce may cause us to incur significant expenses and may negatively impact our credibility and business. A significant issue for on-line businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant barriers to growth in consumer use of the internet, on-line advertising, and e-commerce. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of on-line services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and fraudulent on-line transactions, should they continue to increase in prevalence, could also materially and adversely affect the customer experience and therefore our business, operating results and financial condition.

Technology Risks

If we fail to detect click-through fraud, we could lose the confidence of our advertisers, thereby causing our business to suffer.  We are exposed to the risk of fraudulent click-throughs on advertisements displayed on our websites by persons seeking to increase the advertising fees paid to us. Click-through fraud occurs when a person clicks on an advertisement displayed on our website in order to generate revenue to us and to increase the cost for the advertiser. If we are unable to monitor and prevent this type of fraudulent activity, we may have to issue retroactive refunds of amounts previously paid to us if any such fraud is later detected. This fraud could cause Purchase Request advertisers to become dissatisfied with our advertising programs, which, in turn, could lead to a loss of advertisers and revenue and thus, materially and adversely affect our business, operating results and financial condition.

Our success is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. If we are required to invest substantial amounts in technology, our results of operations will suffer.  The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license Purchase Requesting technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites, or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our business results of operations and financial condition could suffer.

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

Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third-party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning and services are not adequate to meet our continued technology platform, communication or security systems’ needs. For the foregoing reasons, interruptions or failures of our information technology platforms could materially and adversely affect our business, operating results and financial condition.

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

•
Historical and anticipated operating metrics such as the number of participating Dealers, volume of Purchase Request deliveries to Dealers, the number of visitors to our Owned Websites and the frequency with which they interact with our Owned Websites;

•	Announcements of new product or service offerings;

•	Technological innovations;

•	Low trading volumes;

•	Concentration of holdings in our common stock resulting in low public float for our shares;

•	Limited analyst coverage of the Company;

•	Competitive developments, including actions by Manufacturers;

•	Changes in financial estimates by securities analysts or our failure to meet such estimates;

•	Conditions and trends in the internet, electronic commerce and automotive industries;

•	Our ability to comply with the conditions to continued listing of our stock on The NASDAQ Global Market;

•	Adoption of new accounting standards affecting the technology or automotive industry, and

•	General market or economic conditions and other factors.

Further, the stock markets, and in particular The NASDAQ Global Market, have experienced price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of those companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates, energy prices, international currency fluctuations, terrorist acts, political revolutions, military actions or wars, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities. This litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

Our common stock could be delisted from The NASDAQ Global Market if we are not able to maintain continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.  Our common stock is currently listed on the NASDAQ Global Market. Continued listing of a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive trading days. In 2010 and 2009, we received letters from The NASDAQ Stock Market LLC, notifying us that Autobytel failed to meet the $1.00 minimum bid price per share required for continued listing on The NASDAQ Global Market. In each case, we regained compliance with the minimum bid price continued listing requirement within the grace period allowed to regain compliance. There can be no assurance that we will continue to satisfy the requirements for maintaining the listing of our common stock on The NASDAQ Global Market.

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

Risks Associated with Intellectual Property and Other Litigation

Litigation regarding intellectual property rights is common in the internet and technology industries. We expect that internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps.

Misappropriation or infringement of our intellectual property and proprietary rights could impair our competitive position. Enforcement actions to protect our intellectual property could materially and adversely affect our business, results of operations and financial condition. Our ability to compete depends upon our proprietary systems and technology.  While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable website maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. As part of our procedures, we generally enter into confidentiality agreements with our employees and consultants and limit access to our trade secrets and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We have no assurance that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available when our products and services are made available on-line. In addition, litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity. Litigation, even if successful, could result in substantial costs and diversion of resources and management attention and could materially and adversely affect our business, results of operations and financial condition. Misappropriation of our intellectual property or potential litigation could also have a material adverse effect on our business, results of operations and financial condition.

We face risk of claims from third parties relating to intellectual property that could materially and adversely affect our business. We have no assurance that our products and services do not infringe on the intellectual property rights of third parties. Claims of infringement, even if unsuccessful, could result in substantial costs and diversion of resources and management attention and could materially and adversely affect our business. If we are not successful, we may be subject to preliminary and permanent injunctive relief and monetary damages which may be trebled in the case willful infringements. If awarded, these remedies could materially and adversely affect our business, results of operations and financial condition.

We could be materially and adversely affected by other litigation.  From time to time, we are involved in litigation or legal matters not related to intellectual property rights and arising from the normal course of our business activities. The actions filed against us and other litigation or legal matters, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially and adversely affect our business, results of operations and financial condition. Our liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. See Part II, Item 8, Note 7, “Commitments and Contingencies—Litigation” of this Annual Report on Form 10-K.

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

We also enter into agreements with other companies under which any revenue that results from the purchase or use of services through direct links to or from our websites or on our websites is shared. In addition, we acquire personal information and data in the form of Purchase Requests purchased from third party websites involving consumers who submitted personally identifiable information and data to the third parties and not directly to us. These arrangements may expose us to additional legal risks and uncertainties, including disputes with these parties regarding revenue sharing, local, state and federal government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves or have direct contact with the consumer. These liabilities can include liability for violations by these third parties of laws, rules and regulations, including those related to data security and privacy laws and regulations; unsolicited email, text messaging, telephone or wireless voice marketing; and licensing. We have no assurance that any indemnification provided to us in our agreements with these third parties, if available, will be adequate.

We are uncertain of our ability to obtain additional financing for our future working capital needs. If we are unable to obtain additional financing we may not be able to continue to operate our business.

Under our current operating plan for 2011, we currently anticipate that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We may need to raise additional funds sooner, however, in order to develop new or enhance existing services or products or to respond to competitive pressures, or to acquire assets or businesses. There can be no assurance that additional financing will be available on terms favorable to us, or at all. Recent macro-economic conditions include reported reductions in available credit. If adequate funds are not available or are not available on acceptable terms, our ability to develop or enhance services or products or respond to competitive pressures or acquire assets or businesses would be significantly limited. In addition, our ability to continue to operate our business may also be materially and adversely affected in the event additional financing is not available when required.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had no material weaknesses in our internal control over financial reporting as of December 31, 2010. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have one or more material weaknesses in the future resulting from failure of our internal controls and procedures.

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

 Our headquarters are located in an office building in Irvine, California. We lease a total of approximately 26,000 square feet. The lease expires on July 31, 2012 with two one-year extension options available. Our finance leads operations are located in an office building in Troy, Michigan and occupies approximately 5,449 square feet. This lease expires on July 31, 2013 with an option to extend the term for one term of three years. We also have offices located in Tampa, Florida, which consists of approximately 2,843 rentable square feet. This lease expires May 31, 2012, with an option to extend for additional one-year terms. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3.	Legal Proceedings

See Note 7 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is listed on The NASDAQ Global Market and trades under the symbol “ABTL.” The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock.

Year	High	Low
2009
First Quarter	$0.57	$0.23
Second Quarter	$0.54	$0.25
Third Quarter	$0.70	$0.41
Fourth Quarter	$1.10	$0.59
2010
First Quarter	$1.14	$0.90
Second Quarter	$1.28	$0.79
Third Quarter	$1.21	$0.80
Fourth Quarter	$0.89	$0.74

As of March 4, 2011, there were 499 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future. As of March 4, 2011, our common stock closing price was $1.13 per share.

Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite, the S&P Automobile Manufacturers Index, and the S&P Smallcap 600 Automotive Retail Index. The comparisons reflected in the graph and table below are not intended to predict the future performance of our stock and may not be indicative of our future performance. The data regarding our common stock assume an investment in our common stock at the closing price of $4.94 per share of our common stock on December 30, 2005.

	Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10
Autobytel	$100.00	$70.85	$55.67	$9.11	$20.24	$17.41
NASDAQ Composite	100.00	111.16	124.64	73.80	107.07	125.99
S&P Automobile Manufacturers	100.00	128.04	110.69	26.40	86.97	146.02
S&P Smallcap 600 Automotive Retail	100.00	124.66	78.79	39.11	71.47	106.20

Item 6.                      Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the “Risk Factors” included in Part I, Item 1A and our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

For the year ended December 31, 2010 our results of operations were affected and will continue to be affected in the future by various factors, including, but not limited to, the following:

•
General economic conditions, specifically including the adverse effect of high unemployment on the number of vehicle purchasers and the lack of available consumer credit to finance vehicle purchases have affected the automotive industry, which is currently enduring what is considered to be the most challenging environment of the past several decades:

•	North American vehicle sales stabilized in 2010 from 2009 levels, but U.S. light vehicle sales remain at lower levels compared to years prior to 2008;

•	Unemployment levels remain a risk through 2011; and

•	Fuel prices have been rising and may continue to rise in 2011.

•	The market for Purchase Requests, including:

•
The effects of competition and Purchase Request sourcing (i.e., Purchase Requests from our Owned Websites versus Other Purchase Requests acquired from third parties) on our supply and acquisition costs of quality Purchase Requests and the resulting effects on sales, pricing and margins for our services and products, and

•	Increases or decreases in the number of Dealers in our Dealer base.

•	The market for advertising services, including:

•	Continued volatility in spending by Manufacturers and others in marketing allocations,

•	The amount of visits (traffic) to our Owned Websites,

•	The cost of acquiring traffic to our Owned Websites, and

•	The rates attainable from our advertisers.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2010	2009
Revenues:
Purchase Requests	92%	87%
Advertising	8	13
Other	—	—
Total net revenues	100	100

Cost of revenues	62	64

Gross margin	38	36

Operating expenses:
Sales and marketing	22	19
Technology support	14	8
General and administrative	23	22
Depreciation and amortization	2	2
Patent litigation settlement	(6)	(5)

Total operating expenses	55	46

Operating loss	(17)	(10)
Interest and other income	1	2
Income tax provision (benefit)	1	(1)

Loss from continuing operations	(17)	(7)
Discontinued operations, net	—	2

Net loss	(17)%	(4)%

Revenues by groups of similar services and gross profits are as follows:

	Years Ended December 31,		2010 vs. 2009 Change
	2010	2009	$	%
	(in thousands)
Revenues:
Purchase Requests	$47,609	$46,236	$1,373	3%
Advertising	3,815	6,508	(2,693)	(41)
Other revenues	110	174	(64)	(37)

Total net revenues	$51,534	$52,918	$(1,384)	(3)%
Cost of revenues (excludes depreciation of $243 in 2010 and $304 in 2009)	32,032	33,986	(1,954)	(6)

Gross profit	$19,502	$18,932	$570	3%

Purchase Requests. Purchase Requests revenues increased $1.4 million or 3% in 2010 compared to 2009.  The increase in Purchase Requests revenues was primarily due to the acquisition of Auto/Cyber and an increase in finance Purchase Requests revenues offset by a shift in mix from new and used retail Purchase Requests to Manufacturer and wholesale Purchase Requests, which have a lower average sales price per Purchase Request.  Revenue from new and used retail Purchase Requests delivered decreased 18%, which was partially offset by an increase in revenue from Purchase

Requests delivered to Manufacturers/wholesalers and finance Purchase Requests delivered of 40% and 24%, respectively, as the automotive consumer credit environment showed signs of recovery in 2010.

Advertising.  The $2.7 million or 41% decrease in advertising revenues in 2010 compared to 2009 was primarily due to a reduction in total monetized page views across our Owned Websites, reflecting the full year effect of poor quality traffic cancelled in late 2009 and early 2010.

Cost of Revenues. Cost of revenues consists of Purchase Request and traffic acquisition costs, and other cost of revenues. Purchase Request and traffic acquisition costs consist of payments made to our Purchase Request providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of search engine marketing (“SEM”) and fees paid to third parties for data and content, including search engine optimization ("SEO") activity, included on our properties, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company’s websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

The $2.0 million or 6% decrease in the cost of revenues in 2010 compared to 2009 was primarily due to a decrease of $7.1 million in Purchase Request acquisition costs directly related to reduced volume and the change in mix of Purchase Requests delivered and a $1.3 million decrease in traffic acquisition costs.  This was offset by an increase in SEM costs of $6.5 million.

Operating expenses were as follows:

	Years Ended December 31,		2010 vs. 2009 Change
	2010	2009	$	%
	(dollar amounts in thousands)
Operating expenses:
Sales and marketing
Sales and marketing	$11,282	$10,073	$1,209	12%
Severance included in sales and marketing	301	17	284	1671
Total sales and marketing	11,583	10,090	1,493	15

Technology support
Technology support	6,593	4,383	2,210	50
Severance included in technology support	362	—	362	—
Acquisition costs included in technology support	8	—	8	—
Total technology support	6,963	4,383	2,580	59

General and administrative
General and administrative	10,490	10,948	(458)	(4)
Severance included in general and administrative	599	506	93	18
Acquisition costs included in general and administrative	679	—	679	—
Total general and administrative	11,768	11,454	314	3

Depreciation and amortization
Depreciation and amortization	717	1,087	(370)	(34)
Amortization related to acquired intangible assets	382	—	382	—
Total depreciation and amortization	1,099	1,087	12	1

Patent litigation settlement	(2,939)	(2,892)	(47)	2

Total operating expenses	$28,474	$24,122	$4,352	18%

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support, and bad debt expense.  Sales and marketing expense for the year ended December 31, 2010 increased by $1.5 million or 15% compared to the prior year, due principally to increased advertising and personnel costs offset by a decrease in bad debt expense. Sales and marketing expense also included $0.3 million and $17,000 in severance related costs during 2010 and 2009, respectively.

Technology Support.  Technology support include compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure.

Technology support expense for the year ended December 31, 2010 increased by $2.6 million or 59% compared to the prior year, primarily due to increased personnel costs related to strategic initiatives.  Technology support expense also increased due to $0.4 million in severance related costs and $8,000 in acquisition costs in 2010 compared to none in 2009.

General and Administrative. General and administrative expense for the year ended December 31, 2010 increased by $0.3 million compared to the prior year. The increase was primarily due to $0.7 million in legal, professional and other costs associated with the acquisition of Auto/Cyber and $0.6 million in severance related costs in 2010 compared to no acquisition costs and $0.5 million in severance related costs in 2009.  These increases were offset by a decrease of $0.6 million in bonus expense.

Depreciation and amortization.  Depreciation and amortization expense for the year ended December 31, 2010 increased by $12,000 primarily due to the addition of intangible assets related to the Auto/Cyber acquisition offset by a decrease in depreciation and amortization related to fixed assets that became fully amortized in 2010.

Patent Litigation Settlement. In 2004, we brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, we entered into a settlement agreement with Dealix (“Settlement Agreement”). The Settlement Agreement provided for Dealix to pay us a total of $20.0 million in settlement payments for a mutual release of claims and a license from us to Dealix and its parent company, the Cobalt Group, of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. As of December 31, 2010 we received the final annual installment payment of $2.7 million. We recorded the payment as patent litigation settlement in the period payment was received, as a reduction to operating expenses.

Interest and Other Income. Interest and other income decreased by $0.4 million or 43% to $0.6 million for the year ended December 31, 2010, compared to $1.0 million for the prior year. The decrease is primarily related to the gain on sale of an available-for-sale investment of $0.6 million included in 2009 partially offset by an increase in license fees of $0.3 million.

Segment Information

We conduct our business within one business segment, which is defined as providing automotive marketing services.  Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(4,346)	$(4,529)
Net cash (used in) provided by investing activities	(12,197)	2,233
Net cash provided by financing activities	265	—

Our principal sources of liquidity are our cash and cash equivalents balances. Our cash and cash equivalents totaled $8.8 million as of December 31, 2010 compared to cash and cash equivalents of $25.1 million as of December 31, 2009.

We have historically experienced negative cash flow.  We believe our current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, primarily as a result of the recent acquisition of Auto/Cyber, which we believe will contribute to reducing negative cash flow, and expense reduction initiatives designed to preserve working capital that were commenced in the fourth quarter of 2010.  However, we continue to face many risks and uncertainties, many of which are beyond our control, including those related to general economic conditions and the automotive industry in general and there can be no assurance given that we will be able to meet anticipated cash needs for at least the next 12 months.

Net Cash Used in Operating Activities.  Net cash used in operating activities in 2010 of $4.3 million resulted primarily from a net operating loss offset by an increase in working capital, which was the result of a year-over-year increase in accounts payable and accrued liabilities offset by cash used in prepaid expenses and other assets.  The increase in accounts payable and accrued liabilities of $1.2 million was due to additional accounts payables generated from the acquisition of Auto/Cyber in addition to the timing of vendor payments.  The decrease in cash used in prepaid expenses and other current assets of $0.2 million was due to an increase in prepaid expenses and other current assets.

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

Net Cash (Used in) Provided by Investing Activities.  Our primary use of cash from investing activities in 2010 of $12.2 million is primarily related to the purchase of Auto/Cyber in September 2010.  We also used $1.0 million to make a long-term strategic investment. In December 2010 we also purchased a $0.4 million certificate of deposit to secure the processing of certain SEM activity.

Our primary sources of cash from investing activities in 2009 of $2.2 million were from the sale of an available-for-sale investment of $0.6 million and the receipt of $1.8 million of escrow proceeds related to the sale of our AVV business in 2008, partially offset by $0.1 million of purchases of property and equipment.

Net Cash Provided by Financing Activities.  Our primary source of cash from financing activities is from the exercise of stock options. 539,386 options were exercised during 2010 resulting in $0.3 million of cash inflow.  There were no option exercises during 2009. Our future cash flows from employee stock options, if any, will depend on the future timing, value, and amount of stock option exercises.

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2010:

	Years Ending December 31,
	(in thousands)
	2011	2012	2013	2014	2015 and thereafter	Total
Operating leases (a)	$745	$401	$70	$—	$—	$1,216
Long-term debt obligations (b)	—	—	—	—	5,000	5,000

Total	$745	$401	$70	$—	$5,000	$6,216

(a)
Operating lease obligations as defined by FASB Topic, “Accounting for Leases,” and disclosed in Note 6 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)	Long-term debt obligations as defined by FASB Topic, “Debt,” and disclosed in Note 3 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Revenue Recognition. Purchase Requests consist of vehicle buying purchase requests for new and used vehicles, and finance request fees (“Purchase Requests”).  Fees paid by customers participating in our Purchase Request programs are comprised of monthly transaction and/or subscription fees.  Advertising revenues represent fees for display advertising on our websites.

We recognize revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Purchase Requests are generally recognized as revenue in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on our websites. Fees billed prior to providing services are deferred, as they do not satisfy all U.S. GAAP revenue recognition criteria. Deferred revenues are recognized as revenue over the periods services are provided.

Investments.  In August 2010 we acquired less than a 5% equity interest in Driverside, Inc. (“Driverside”), a non-publicly traded company, for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  We received 1,352,082 shares of Series C preferred stock in Driverside for our investment.  We recorded this investment in Driverside at cost since we do not have significant influence over Driverside.  We will review the investment for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of December 31, 2010, there were no changes in the recognized amount of the investment in Driverside.

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

The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated allowance for bad debts are recorded as an increase in sales and marketing expenses and are based on factors such as historical write-off percentages, the current business environment and the known concerns within the current aging of accounts receivable. Reductions in the estimated allowance for bad debts due to subsequent cash recoveries are recorded as a decrease in sales and marketing expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts and have no impact on operating expenses.

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

Contingencies. From time to time we may be subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. We record a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. At December 31, 2010, we did not record any allowances for contingencies. Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred.

Fair Value of Financial Instruments. We record our financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date.  We use valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable financial instruments, including cash equivalents, accounts receivable, net of allowance, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

The total consideration paid as part of the acquisition of Auto/Cyber on September 17, 2010 included contingent consideration of up to $1.0 million.  On the Acquisition Date, a liability was recognized for an estimate of the Acquisition Date fair value of the contingent consideration based on the probability of achieving the targets and the probability weighted discount on cash flows.  The fair value of the contingent consideration arrangement as of the Acquisition Date was $526,000.  We recorded an additional $237,000 of fair value in the fourth quarter of 2010 to account for changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Auto/Cyber, which was included in the Statement of Operations.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  See Part II, Item 8, Note 3, “Acquisition of Autotropolis, Inc. and Cyber Ventures, Inc.”, for further discussion of the contingent consideration and key assumptions used in the Level 3 measurement.  Future changes in fair value of the contingent consideration, as a result of changes in significant inputs, could have a material effect on the statement of operations in the period of the change.

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

Capitalized Internal Use Software and Website Development Costs.  We capitalize costs to develop internal use software in accordance with the Internal-Use Software and the Website Development Costs Topics, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years. Capitalized website development costs, once placed in service are amortized using the straight-line method over the estimated useful life of the related websites.

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

As of December 31, 2010, we had $0.5 million of unrecognized tax benefits. These unrecognized tax benefits reduced our deferred tax assets which were subject to a valuation allowance of $0.5 million. There were no material changes to our uncertain tax positions during the current period. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2010, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized in 2010.

Deferred tax liabilities related to an asset with an indefinite useful life (goodwill and indefinite-lived intangible assets) in jurisdictions where there is a finite loss carryforward period will ordinarily not serve as a source of income for the realization of deferred tax assets because the deferred tax liability will not reverse until some indefinite future period when the asset is sold or written down due t impairment.  During 2010, we recorded $11.7 million of goodwill related to the acquisition of Auto/Cyber.  For tax purposes, we are amortizing tax basis goodwill of $10.3 million over 15 years.  The tax amortization resulted in a deferred tax liability of $96,000 at December 31, 2010.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. We evaluate the carrying value of enterprise goodwill for impairment. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and we then complete the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. We evaluate enterprise goodwill, at a minimum, on an annual basis, in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.  During 2010  we recognized $11.7 million in goodwill related to the acquisition of Auto/Cyber.

Impairment of Long-Lived Assets and Other Intangible Assets. We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. During 2010 we recorded $4.5 million of intangible assets related to the Auto/Cyber acquisition. At December 31, 2010, we had approximately $4.3 million of remaining long-lived assets that could be subject to future impairment.  We did not record any impairment in 2010.

Recent Accounting Pronouncements

Business Combinations

Accounting Standards Codification (“ASC”) 805 “Business Combinations.” In December 2010, Accounting Standards Update (“ASU”) 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” was issued.  This ASU clarifies that if comparative financial statements are presented, the pro forma disclosures for both periods presented (the year in which the acquisition occurred and the prior year) should be reported as if the acquisition had occurred as of the beginning of the comparable prior annual reporting period only and not as if it had occurred at the beginning of the current annual reporting period.  The ASU also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of any material non-recurring adjustments that are directly attributable to the business combination.  This ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and should be applied prospectively.  We do not believe adoption of this ASU will have a material effect on our consolidated financial results.

Intangibles – Goodwill and Other

ASC 350 “Intangibles – Goodwill and Other.”  In December 2010, ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Unites with Zero or Negative Carrying Amounts,” was issued.  This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 if it appears more likely than not that a goodwill impairment exists by considering whether there are any adverse qualitative factors indicating that an impairment may exist.  This ASU is effective for public entities in fiscal years and interim periods within those years beginning after December 15, 2010.  We do not believe adoption of this ASU will have a material effect on our consolidated financial results.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2010 we had $8.8 million in cash and cash equivalents.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2010 and 2009 and our Consolidated Statements of Operations and Comprehensive Loss, Stockholders’ Equity and Cash Flows for each of the years in the two-year period ended December 31, 2010, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2010. Based on this evaluation, the Chief Executive and Financial Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In making this assessment, management used the criteria set forth in the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control—Integrated Framework. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 of the Exchange Act that have occurred during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2010, (“2011 Proxy Statement”).

Item 10	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to the following sections of the 2011 Proxy Statement: “Proposal 1-Nomination and Election of Directors;” “Board of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and the following paragraphs under the section “Corporate Governance Matters” --Code of Conduct and Ethics,” “--Committees of the Board of Directors—Audit Committee,” “--Code of Conduct and Ethics,” --Attendance at Board and Committee Meetings, “ and “—Director Independence.”

Item 11	Executive Compensation

The information called for in this Item 11 is incorporated by reference to the following sections of the 2011 Proxy Statement: “Executive Compensation,” “Corporate Governance Matters--Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation--Compensation Committee Report.”

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for in this Item 12 is incorporated by reference to the following sections of the 2011 Proxy Statement: “Security Ownership of Owners and Certain Beneficial Owners and Management” and “Executive Compensation-- Equity Compensation Plans.”

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information called for in this Item 13 is incorporated by reference to the following sections of the 2011 Proxy Statement: “Corporate Governance Matters--Certain Relationships and Related Party Transactions” and “--Director Independence.”

Item 14	Principal Accountant Fees and Services

The information called for in this Item 14 is incorporated by reference to the following sections of the 2011 Proxy Statement: “Independent Registered Public Accounting Firm and Audit Committee Report--Principal Accountant Fees and Services,” “--Audit Related Fees,” “--Tax Fees,” “--All Other Fees,” and “--Pre-Approval Policy for Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts	F-29

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits:

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2011.

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

Signature	Title	Date

/s/ MICHAEL J. FUCHS	Chairman of the Board and Director	March 10, 2011
Michael J. Fuchs

/s/ JEFFREY H. COATS	President, Chief Executive Officer and Director	March 10, 2011
Jeffrey H. Coats	(Principal Executive Officer)

/s/ CURTIS E. DEWALT	Senior Vice President and Chief Financial Officer	March 10, 2011
Curtis E. DeWalt	(Principal Financial Officer)

/s/ WESLEY OZIMA	Vice President and Controller	March 10, 2011
Wesley Ozima	(Principal Accounting Officer)

/s/ MARK N. KAPLAN	Director	March 10, 2011
Mark N. Kaplan

/s/ MARK R. ROSS	Director	March 10, 2011
Mark R. Ross

/s/ JEFFREY M. STIBEL	Director	March 10, 2011
Jeffrey M. Stibel

/s/ JANET M. THOMPSON	Director	March 10, 2011
Janet M. Thompson

AUTOBYTEL INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Autobytel Inc.

We have audited the accompanying consolidated balance sheets of Autobytel Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autobytel Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

       /s/ Ernst & Young LLP
Orange County, California
March 10, 2011

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share and share data)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$8,819	$25,097
Restricted cash	400	—
Accounts receivable, net of allowances for bad debts and customer credits of $621 and $1,107 at December 31, 2010 and 2009, respectively	9,067	8,573
Prepaid expenses and other current assets	797	594

Total current assets	19,083	34,264
Property and equipment, net	1,733	1,003
Long-term strategic investment	1,000	—
Intangible assets, net	4,258	—
Goodwill	11,677	—
Other assets	81	123

Total assets	$37,832	$35,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,713	$2,539
Accrued expenses and other current liabilities	4,995	4,028
Deferred revenues	564	603

Total current liabilities	9,272	7,170
Convertible note payable	5,000	—
Other non-current liabilities	457	79

Total liabilities	14,729	7,249
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 45,689,062 and 45,168,706 shares issued and outstanding at December 31, 2010 and 2009, respectively	46	45
Additional paid-in capital	305,356	301,831
Accumulated deficit	(282,299)	(273,735)

Total stockholders’ equity	23,103	28,141

Total liabilities and stockholders’ equity	$37,832	$35,390

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per-share data)

	Years Ended December 31,
	2010	2009
Revenues:
Purchase requests	$47,609	$46,236
Advertising	3,815	6,508
Other revenues	110	174

Total net revenues	51,534	52,918
Cost of revenues (excludes depreciation of $243 in 2010 and $304 in 2009)	32,032	33,986

Gross profit	19,502	18,932
Operating expenses:
Sales and marketing	11,583	10,090
Technology support	6,963	4,383
General and administrative	11,768	11,454
Depreciation and amortization	1,099	1,087
Patent litigation settlement	(2,939)	(2,892)

Total operating expenses	28,474	24,122

Operating loss	(8,972)	(5,190)

Interest and other income, net	590	1,028
Income tax provision (benefit)	182	(606)

Loss from continuing operations	(8,564)	(3,556)
Discontinued operations, net	—	1,179

Net loss	$(8,564)	$(2,377)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.19)	$(0.08)
Discontinued operations, net	—	0.03

Basic and diluted loss per common share	$(0.19)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2008	45,219,679	$45	$300,720	$568	$(271,358)	$29,975
Shares forfeited pursuant to stock awards	(50,973)	—	—	—	—	—
Share-based compensation	—	—	1,111	—	—	1,111
Realized gains reclassified to the Statement of Operations	—	—	—	(568)	—	(568)
Net loss	—	—	—	—	(2,377)	(2,377)

Balance, December 31, 2009	45,168,706	45	301,831	—	(273,735)	28,141
Shares forfeited pursuant to stock awards	(19,030)	—	—	—	—	—
Share-based compensation	—	—	1,101	—	—	1,101
Issuance of warrants	—	—	1,260	—	—	1,260
Premium on convertible note	—	—	900	—	—	900
Issuance of common stock upon exercise of stock options	539,386	1	264	—	—	265
Net loss	—	—	—	—	(8,564)	(8,564)

Balance, December 31, 2010	45,689,062	$46	$305,356	$—	$(282,299)	$23,103

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,564)	$(2,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,365	1,620
Provision for bad debt	105	1,051
Provision for customer credits	714	982
Gain on AVV divestiture	—	(1,787)
Share-based compensation	1,101	1,111
Changes in assets and liabilities:
Accounts receivable	(17)	(559)
Prepaid expenses and other current assets	(191)	784
Other non-current assets	48	(576)
Accounts payable	747	(1,040)
Accrued expenses and other current liabilities	428	(2,404)
Deferred revenues	(39)	(1,232)
Non-current liabilities	(43)	(102)

Net cash used in operating activities	(4,346)	(4,529)

Cash flows from investing activities:
Purchase of Autotropolis and Cyber Ventures	(9,000)	—
Purchases of strategic investment	(1,000)	—
Purchases of property and equipment	(1,797)	(134)
Purchase of short-term investment	(400)	—
Proceeds from sale of investment	—	580
Proceeds from AVV Divestiture	—	1,787

Net cash (used in) provided by investing activities	(12,197)	2,233

Cash flows from financing activities:
Net proceeds from stock option exercises	265	—

Net cash provided by financing activities	265	—

Net decrease in cash and cash equivalents	(16,278)	(2,296)
Cash and cash equivalents, beginning of period	25,097	27,393

Cash and cash equivalents, end of period	$8,819	$25,097

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$225	$161

Supplemental disclosure of non-cash financing activities:
Issuance of convertible note related to Autotropolis/Cyber Ventures acquisition	$5,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Autobytel

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through its internet purchase request referral programs, together with related Dealer marketing products and services, and online advertising programs.

Internet purchase request referrals (“Purchase Requests”) are internet requests from consumers seeking information or quotes regarding pricing and availability of new or used vehicles or for vehicle financing.  The Company’s network of owned, consumer-facing automotive websites (“Owned Websites”), which include Autobytel.com®, Autotropolis.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, MyGarage.com® and MyRide.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Purchase Requests.  Purchase Requests are internally generated  from the Company’s Owned Websites (“Internally-Generated Purchase Requests”) or purchased from third parties (“Other Purchase Requests”) that generate Purchase Requests from their websites (“Third Party Websites”).  Autobytel sells Internally-Generated Purchase Requests and Other Purchase Requests direct to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Purchase Request distribution industry.  In conjunction with the Company’s Purchased Request programs, Autobytel also offers Dealers and Manufacturers other products and services to assist them in capturing online, in-market customers and selling more vehicle sales, including the Company’s iControl by Autobyteltm, WebLeads+, Email Marketing Manager, and Lead Call products and services. The Company’s Owned Websites offer Manufacturers the opportunity to feature their makes and models within highly contextual content.

The Company’s Owned Websites also offer Manufacturers the opportunity to feature their makes and models within highly contextual content.  Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

On September 17, 2010, the Company acquired substantially all of the assets of privately-held Autotropolis, Inc., a Florida corporation, and Cyber Ventures, Inc., a Florida corporation (collectively, “Auto/Cyber”). The business acquired from Cyber Ventures, Inc. generates and sells in-market consumer automotive Purchase Requests.  The business acquired from Autotropolis, Inc., through its Autotropolis.com website, provides new vehicle Purchase Requests and related products and services directly to Dealers as well as expands the Company’s ability to monetize the acquired, incremental traffic through advertising on the site.  Auto/Cyber’s results of operations are included in the Company’s consolidated financial statements beginning September 17, 2010.

The Company continued to experience negative cash flow in 2010 and at December 31, 2010 had an accumulated deficit of $282 million. Based on the Company’s current operating plan for 2011, it expects that its net operating cash flows will improve from 2010 levels.  The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular, however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2.	Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.   The Company sold certain assets and liabilities of its AVV Inc. business on January 23, 2008, the “Divestiture” (See Note 5). Accordingly, the Divesture is presented in the Consolidated Statements of Operations and Comprehensive Loss as discontinued operations. As discontinued operations, revenues and expenses of the Divestiture are presented on a net basis and stated separately from the respective captions in continuing operations in the Consolidated Statements of Operations and Comprehensive Loss.  Expenses included in discontinued operations were direct costs of the Divesture that were eliminated from future operations.

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, allowances for bad debts and customer credits, useful lives of depreciable assets and capitalized software costs, long-lived asset impairments, goodwill and purchased intangible asset valuations, accrued liabilities, contingent payment provisions, debt valuation and valuation allowance for deferred tax assets, warrant valuation and stock-based compensation expense. Actual results could differ from those estimates.

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

Restricted Cash.  In December 2010, the Company paid $0.4 million for a certificate of deposit to secure processing of certain search engine marketing (“SEM”) activity.  The certificate of deposit matures in December 2011.

Investments.  In August 2010, the Company acquired less than a 5% equity interest in Driverside, Inc. (“Driverside”), a non-publicly traded company, for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  The Company received 1,352,082 shares of Series C preferred stock in Driverside for its investment.  The Company recorded this investment in Driverside at cost since it does not have significant influence over Driverside.  The Company will review the investment for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of December 31, 2010, there were no changes in the recognized amount of the investment in Driverside.

The Company had an investment in one publicly traded company’s equity securities, acquired as part of an acquisition in 2001, categorized as available-for-sale.  Investments categorized as available-for-sale are measured at fair value with unrealized gains and losses included in accumulated comprehensive income as a separate component of stockholders’ equity. The Company recorded this investment based on level-one inputs, which are quoted market prices in active markets for identical assets or liabilities.   During 2009, the Company sold the investment and recorded a gain of $0.6 million, which is classified as other income on the Consolidated Statements of Operations and Comprehensive Loss.

Accounts Receivable.  Credit is extended to customers based on an evaluation of the customer’s financial condition, and when credit is extended, collateral is generally not required. Interest is not normally charged on receivables.

Allowances for Bad Debts and Customer Credits.  The allowance for bad debts is an estimate of bad debt expense that could result from the inability or refusal of customers to pay for services. Additions to the estimated allowance for bad debts are recorded to sales and marketing expenses and are based on factors such as historical write-off percentages, the current business environment and known concerns within the current aging of accounts receivable. Reductions in the estimated allowance for bad debts due to subsequent cash recoveries are recorded as a decrease in sales and marketing expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts with no impact on operating expenses.

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

If there is a decline in the general economic environment that negatively affects the financial condition of the Company’s customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required and the impact on the Company’s business, results of operations or financial condition could be material.  The Company generally does not require collateral to support its accounts receivables.

Contingencies.   From time to time the Company may be subject to proceedings, lawsuits and other claims.  The Company assesses the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. The Company records a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. At December 31, 2010, the Company did not record any allowances for contingencies. Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred.

Fair Value of Financial Instruments.  The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date.  The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable financial instruments, including cash equivalents, accounts receivable, net of allowance, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

The total consideration paid as part of the acquisition of Auto/Cyber on September 17, 2010 (“Acquisition Date”) included contingent consideration of up to $1.0 million.  On the Acquisition Date, a liability was recognized for an estimate of the Acquisition Date fair value of the contingent consideration based on the probability of achieving the targets and the probability weighted discount on cash flows.  The fair value of the contingent consideration arrangement as of the Acquisition Date was $526,000.  The Company recorded an additional $237,000 of fair value in the fourth quarter of 2010 to account for changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Auto/Cyber, which was included in the Statement of Operations.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  See Note 3 for further discussion of the contingent consideration and key assumptions used in the Level 3 measurement.  Future changes in fair value of the contingent consideration, as a result of changes in significant inputs, could have a material effect on the Statement of Operations in the period of the change.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, and in particular with two automobile Manufacturers (General Motors and Nissan). During 2010 approximately 16% of the Company’s total revenues were derived from these two automobile Manufacturers, and approximately 16% of its total gross accounts receivable are receivable from them at December 31, 2010. The Company generally requires no collateral to support its accounts receivables and maintains an allowance for bad debts for potential credit losses.  The Company has no pre-bankruptcy receivables from General Motors as of December 31, 2010.

In 2010 and 2009, no customer accounted for greater than 10% of total revenues, and the Company had no balances due from any customer that accounted for more than 10% of total accounts receivable as of December 31, 2010 or 2009.

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

Operating Leases.  The Company leases office space, certain office equipment and a domain name under operating lease agreements which expire on various dates through 2013, with options to renew on expiration of the original lease terms.

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

Impairment of Long-Lived Assets.  The Company periodically reviews long-lived assets to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the long-lived assets and other intangibles. Future events could cause the Company to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company’s financial condition and results of operations. During 2010 the Company recorded $4.5 million of intangible assets related to the Auto/Cyber acquisition. At December 31, 2010, the Company had approximately $4.3 million of remaining long-lived assets that could be subject to future impairment.  The Company did not record any impairment in 2010 or 2009.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. The Company evaluates the carrying value of enterprise goodwill for impairment. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and the Company then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. The Company evaluates enterprise goodwill, at a minimum, on an annual basis, in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.  During 2010 the Company recognized $11.7 million in goodwill related to the acquisition of Auto/Cyber.

Revenue Recognition.  Purchase Requests consist of vehicle buying purchase request fees for new and used vehicles, and finance request fees.  Fees paid by customers participating in the Company’s Purchase Request programs are comprised of monthly transaction and/or subscription fees.  Advertising revenues represent fees for display advertising on the Company’s websites.

The Company recognizes revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Purchase Requests are generally recognized as revenue in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on the Company’s websites. Fees billed prior to providing services are deferred, as they do not satisfy all U.S. GAAP revenue recognition criteria. Deferred revenues are recognized as revenue over the periods services are provided.

Cost of Revenues. Cost of revenues consists of Purchase Request and traffic acquisition costs, and other cost of revenues. Purchase Request and traffic acquisition costs consist of payments made to the Company’s Purchase Request providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization (“SEO”) activity, included on the Company’s properties, connectivity costs, development costs related to the Company’s websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the

Company’s websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

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

Deferred tax liabilities related to an asset with an indefinite useful life (goodwill and indefinite-lived intangible assets) in jurisdictions where there is a finite loss carryforward period will ordinarily not serve as a source of income for the realization of deferred tax assets because the deferred tax liability will not reverse until some indefinite future period when the asset is sold or written down due to impairment.  During 2010, the Company recorded $11.7 million of goodwill related to the acquisition of Auto/Cyber.  For tax purposes, the Company is amortizing tax basis goodwill of $10.3 million over 15 years.  The tax amortization resulted in a deferred tax liability of $96,000 at December 31, 2010.

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

The following are the share amounts utilized to compute the basic and diluted net loss per share for the years ended December 31:

	2010	2009
Basic and diluted loss per share:
Weighted average common shares outstanding	45,354,243	44,947,865
Weighted average unvested restricted stock outstanding	(264,279)	(385,023)

Basic and dilutive shares	45,089,964	44,562,842

Potentially dilutive securities representing approximately 3.9 million and 8.2 million shares of common stock for the years ended December 31, 2010 and 2009, respectively, were excluded from the computation of diluted loss for these periods because their effect would have been anti-dilutive.

Share-Based Compensation.  The Company grants restricted stock and stock option awards (the “Awards”) under several of its share-based compensation Plans (the “Plans”), that are more fully described in Note 9.  The Company recognizes share-based compensation based on the Awards’ fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions.

Restricted stock fair value is measured on the grant date based on the quoted market price of the Company’s common stock, and the stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.

Business Segment. The Company conducts its business within the United States and within one business segment which is defined as providing automotive and marketing services.  Our operations are aggregated into a single reportable segment based upon similar economic and operating characteristics as well as similar markets.

Reclassifications. Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.  These reclassifications include presenting depreciation and amortization expense on a separate line within the Consolidated Statements of Operations.

Advertising Expense.  Advertising costs are expensed in the period incurred. Advertising expense in 2010 and 2009 was $0.9 million and $2.1 million, respectively.

Recent Accounting Pronouncements

Business Combinations

Accounting Standards Codification (“ASC”) 805 “Business Combinations.” In December 2010, Accounting Standards Update (“ASU”) 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” was issued.  This ASU clarifies that if comparative financial statements are presented, the pro forma disclosures for both periods presented (the year in which the acquisition occurred and the prior year) should be reported as if the acquisition had occurred as of the beginning of the comparable prior annual reporting period only and not as if it had occurred at the beginning of the current annual reporting period.  The ASU also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of any material non-recurring adjustments that are directly attributable to the business combination.  This ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and should be applied prospectively.  The Company does not believe adoption of this ASU will have a material effect on its consolidated financial results.

Intangibles – Goodwill and Other

ASC 350 “Intangibles – Goodwill and Other.”  In December 2010, ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” was issued.  This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 if it appears more likely than not that a goodwill impairment exists by considering whether there are any adverse qualitative factors indicating that an impairment may exist.  This ASU is effective for public entities in fiscal years and interim periods within those years beginning after December 15, 2010.  The Company does not believe adoption of this ASU will have a material effect on its consolidated financial results.

3.           Acquisition of Autotropolis, Inc. and Cyber Ventures, Inc.

On September 17, 2010, the Company acquired substantially all of the assets of Auto/Cyber.  The results of Auto/Cyber’s operations have been included in the consolidated financial statements since that date.  The business acquired from Cyber Ventures, Inc. generates and sells in-market consumer automotive Purchase Requests.  The business acquired from Autotropolis, Inc., through its Autotropolis.com website, provides new car Purchase Requests and related digital products directly to automotive Dealers.  The Company expects the transaction to extend its core growth and margin-enhancement strategies and solidify its position as the premier provider of automotive-related consumer Purchase Requests in the industry.  The two former owners of the acquired businesses were employed by the Company upon closing of the acquisition. Payments of purchase consideration are made to entities controlled by the former owners.  Prior to the acquisition, Auto/Cyber was a Purchase Request provider for the Company.

The Acquisition Date fair value of the consideration transferred totaled $16.8 million which consisted of the following:

(in thousands)

Cash	$9,000
Convertible subordinated promissory note	5,900
Warrant to purchase 2,000,000 shares of Company Common Stock	1,260
Contingent consideration	526
Working capital adjustment	99
$16,785

As part of the consideration paid for the acquisition, the Company issued a convertible subordinated promissory note for $5.0 million (“Note”) to the sellers.  The fair value of the Note as of the Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the promissory note include a market yield of 15.0% and stock price volatility of 77.5%.  As the convertible note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Note may convert all or any part of, but in 200,000 minimum share increments, the then outstanding and unpaid principal of the Note into fully paid shares of the Company’s common stock at a conversion price of $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Note into common stock of the Company is accelerated in the event of a change in control of the

Company.  In the event of default, the entire unpaid balance of the Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

The Warrant to purchase 2,000,000 shares of Company common stock issued in connection with the acquisition (“Warrant”) has been valued at $0.63 per share for a total value of $1.3 million.  The Company used an option pricing model to determine the value of the Warrant.  Key assumptions used in valuing the Warrant are as follows: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Warrant was valued based on long-term volatilities of the Company and comparable public companies as of the Acquisition Date.  The exercise price of the Warrant is $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant becomes exercisable on the third anniversary of the issuance date and expires on the eighth anniversary of the issuance date.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.

The contingent consideration arrangement requires the Company to pay up to $1.0 million (representing quarterly payments of up to $83,334 beginning fourth quarter 2010 and ending third quarter 2013) of additional consideration to the sellers if certain quarterly Purchase Request volume, Purchase Request quality and gross margin targets are met.  The targets were met for the quarter ended December 31, 2010 and the Company accrued $83,334 for the quarter.  The fair value of the contingent consideration arrangement as of the Acquisition Date was $526,000. The fair value of the contingent consideration was estimated using a Monte Carlo Simulation. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The key assumptions in applying the Monte Carlo Simulation consisted of minimum, maximum, and modal values for the expected quarterly incremental Purchase Request volume, close rate index, and gross margin growth rate as well as a triangular distribution assumption. The Company recorded an additional $237,000 in fair value in the fourth quarter of 2010 to account for changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Auto/Cyber.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date.  Because the transaction was completed near the end of the third quarter, the Company has not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

(in thousands)

Accounts receivable	$1,296
Prepaid online advertising	12
Property, plant and equipment	56
Other long-term assets	6
Total tangible assets acquired	1,370

Current liabilities	662
Other liabilities	100
Total liabilities assumed	762

Net identifiable assets acquired	608

Definite-lived intangible assets acquired	4,500

Goodwill	11,677

Net assets acquired	$16,785

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

    Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the preliminary fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at a rate of 18.0%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The goodwill recognized of $11.7 million is attributable primarily to expected synergies and the assembled workforce of Auto/Cyber.  Of this amount, approximately $10.3 million is amortizable for income tax purposes.  As of December 31, 2010, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Auto/Cyber.

The Company has incurred $687,000 of acquisition related costs related to Auto/Cyber to date, all of which was expensed in 2010.

The operating results of Auto/Cyber have been included in the Company’s consolidated financial statements from the date of the acquisition through December 31, 2010.  Total revenue of $4.7 million and net income of $1.0 million, which includes all Purchase Requests generated through Auto/Cyber, was recognized for Auto/Cyber through December 31, 2010.

The following unaudited pro forma information presents the consolidated results of the Company and Auto/Cyber for the years ended December 31, 2010 and 2009, respectively, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009, are as follows:

	For the year ended December 31,
	2010	2009
	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$59,414	$63,189
Net loss	$(9,304)	$(4,183)

4.           Selected Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2010	2009
	(in thousands)
Computer software and hardware and capitalized internal use software	$11,651	$10,095
Furniture and equipment	1,505	1,432
Leasehold improvements	1,024	949

	14,180	12,476
Less—Accumulated depreciation and amortization	(12,447)	(11,473)

Property and Equipment, net	$1,733	$1,003

As of December 31, 2010 and 2009, capitalized internal use software, net of amortization, wAS $0.2 million and $0.1 million, respectively.  Depreciation and amortization expense related to property and equipment was $1.0 million for the year ended December 31, 2010.  Of this amount, $0.3 million was recorded in cost of revenues and $0.7 million was recorded in operating expenses.  Depreciation and amortization expense related to property and equipment was $1.6 million for the year ended December 31, 2009.  Of this amount, $0.5 million was recorded in cost of revenues and $1.1 million was recorded in operating expenses.

Investments.  On August 16, 2010, the Company acquired less than a 5% interest in Driverside, Inc. for $1,000,000.  The Company recorded this investment in Driverside, Inc. at cost since it does not have significant influence over Driverside, Inc.  The Company will review for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of December 31, 2010, there were no changes in the recognized amount of the investment in Driverside, Inc.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisition of Auto/Cyber on September 17, 2010, the Company identified $4.5 million of intangible assets.  The Company’s intangible assets will be amortized over the following estimated useful lives:

		December 31, 2010
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net
			(in thousands)
Trademarks/trade names	5 years	$5,540	$(4,618)	$922
Software and publications	3 years	1,300	(125)	1,175
Customer relationships	3 years	1,870	(180)	1,690
Employment/non-compete agreements	5 years	500	(29)	471
		$9,210	$(4,952)	$4,258

Amortization expense is included in “Depreciation and amortization” in the Statement of Operations.  Amortization expense for intangible assets for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2011	$1,370
2012	1,356
2013	1,037
2014	286
2015	209
$4,258

Goodwill.  The Company recorded $11.7 in goodwill related to the acquisition of Auto/Cyber.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.  See Note 3 for further discussion of goodwill.

Accrued Expenses and Other Current Liabilities

As of December 31, 2010 and 2009, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2010	2009
	(in thousands)

Compensation and related costs	$1,988	$2,629
Professional fees and other accrued expenses	2,103	667
Amounts due to customers	367	468
Other current liabilities	537	264
Total accrued expenses and other current liabilities	$4,995	$4,028

Long-term debt.  In connection with the acquisition of Auto/Cyber, the Company issued the Note. Interest is payable at an annual interest rate of 6% in quarterly installments.  The Company accrued $86,667 of interest related to the Note during the year ended December 31, 2010.  The entire outstanding balance of the Note is to be paid in full on September 30, 2015.

At any time after September 30, 2013, holders of the Note may convert all or any part of, but in 200,000 minimum share increments, the then outstanding and unpaid principal of the Note into fully paid shares of the Company’s Common Stock at a conversion price of $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Note into Common Stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.  See Note 3 for further discussion of the convertible subordinated promissory note.

5.           AVV Divestiture

On January 23, 2008, the Company completed the sale of certain assets and liabilities of its AVV, Inc. data extraction and customer relationship management software business (“AVV”) to Dominion Enterprises (“Dominion”) for approximately $22.75 million in cash, plus a working capital payment of approximately $1.0 million. The Company recorded a gain on sale of approximately $4.2 million in 2008, which is classified as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss. The Company and Dominion also agreed to a $1.9 million escrow in connection with the sale (the “Escrow”).  During 2009, the Company received approximately $1.8 million of the Escrow, with the remaining $0.1 million distributed to Dominion.  The $1.8 million Escrow received by the Company in 2009 is classified as a gain on sale, discontinued operations.

The AVV results of operations are presented as discontinued operations for all periods presented. As discontinued operations, revenues and expenses have been aggregated and stated separately from the respective captions of continuing operations in the Consolidated Statements of Operations and Comprehensive Loss. Expenses include direct costs of the business that were eliminated from future operations.  For the years ended December 31, 2010 and 2009 the results of operations of AVV are reported as discontinued operations, net of taxes, as follows:

	Years Ended December 31,
	2010	2009
	(in thousands)

Total net revenues:	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Operating expenses:
Sales and marketing	—	—
Technology support	—	—
General and administrative	—	—

Total operating costs	—	—

Gain on sale	—	1,787
Provision for income taxes	—	608

Discontinued operations, net	$—	$1,179

6.	Patent Litigation Settlement

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

Texas and California Patent Litigation Settlements. The Company entered into a settlement agreement with Insweb Corporation (“Insweb”), Leadpoint, Inc. (“Leadpoint”), and Internet Brands, Inc. (“Internet Brands”) settling and dismissing with prejudice various patent-related and other claims by and against the Company. Under the settlement terms, Autobytel granted to Insweb, Leadpoint and Internet Brands, and Insweb, Leadpoint and Internet Brands each granted to Autobytel, a non-exclusive perpetual license to their respective patents as well as long-term covenants not to sue any of the parties for infringement of current or future patents; and mutual releases of claims. In connection with the settlement, (i) Autobytel and Autodata Solutions, Inc. (“Autodata”), a wholly owned subsidiary of Internet Brands, entered into a Master License and Services Agreement pursuant to which the Company will have the right to publish certain editorial content, images, shopping tools and vehicle data provided by Autodata for a term of five years; and (ii) shares of Internet Brands’ common stock previously issued to one of the Company’s subsidiaries but held by Internet Brands was released to the Company. In addition, InsWeb and Autobytel entered into a Content License Agreement pursuant to which Autobytel will receive specific auto insurance editorial content, data and interactive tools from InsWeb. The content and tools will contain links to one of InsWeb’s insurance websites, and Autobytel and InsWeb will share the revenue associated with consumer activity generated by the links. LeadPoint agreed to pay Autobytel $200,000, $100,000 of which was paid in connection with the signing of the settlement, to be followed by $50,000 installments payable on or before March 31, 2010 and September 30, 2010, respectively. The $50,000 payments were received in April and October of 2010, respectively.  In connection with the settlement, all claims brought by Insweb, Internet Brands and Leadpoint against Dominion Enterprises (“Dominion”), the purchaser of the Company’s AVV business, and Retention Performance Marketing, Inc. (“RPM”), and OneCommand, Inc. (“OneCommand”), the purchaser of the Company’s RPM business, were also dismissed with prejudice, with Internet Brands, Leadpoint, and Insweb each providing Dominion, OneCommand, and RPM covenants not to sue for infringement of the Insweb patent at issue in the litigation, and Dominion, OneCommand, and RPM each granting to Insweb, Internet Brands, and Leadpoint, and Insweb, Internet Brands and Leadpoint each granting to Dominion, OneCommand, and RPM, mutual releases of claims.

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

Operating Leases

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2013. On November 29, 2010 the Company amended its operating lease for its corporate offices in Irvine, California (“Headquarters Lease”). Effective January 2, 2011, (i) the term of the Headquarters Lease was extended from July 31, 2011 to July 31, 2012, with two options to extend the lease for a period of one year each, and (ii) the monthly rent under the Headquarters Lease was reduced by approximately 15%. The Company’s finance leads operations are located in an office building in Troy, Michigan. This lease expires on July 31, 2013 with an option to extend the term for one term of three years. The Company also has offices located in Tampa, Florida, whose lease expires May 31, 2012, with an option to extend for an additional one-year term. The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,

2011	$745
2012	401
Thereafter	70

$1,216

Rent expense included in operating expenses was $0.7 million and $0.9 million for the years ended December 31, 2010 and 2009, respectively.

Employment Agreements

The Company has employment agreements and retention agreements with certain key employees. A number of these agreements require severance payments, continuation of certain insurance benefits and acceleration of vesting of stock options and restricted stock units in the event of a termination of employment without cause or for good reason. In addition, these employees were also granted stock options and awarded restricted stock, the agreements for which provide for acceleration of vesting upon a change of control of the Company.

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel, certain of the Company’s current and former directors and officers (“Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including the parties in the Autobytel case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel. On October 6, 2009, the Court granted final approval of the settlement. Two appeals by objectors to the settlement are proceeding before the United States Court of Appeals for the Second Circuit.  Plaintiffs have moved to dismiss both appeals.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive appeal, and Autobytel is found liable, it is possible that damages could be greater than Autobytel’s insurance coverage, and the impact on Autobytel’s financial statements could be material.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (“Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including Autoweb’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb. On October 6, 2009, the Court granted final approval of the settlement. Objectors to the settlement filed six notices of appeal to the United States Court of Appeals for the Second Circuit and one petition seeking permission to appeal. Two appeals by objectors to the settlement are proceeding before the United States Court of Appeals for the Second Circuit.  Plaintiffs have moved to dismiss both appeals. Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive that appeal, and Autoweb is found liable, it is possible that damages could be greater than Autoweb’s insurance coverage and the impact on Autobytel’s financial statements could be material.

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

8.       Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (“IRC”) (the “401(k) Plan”.) The 401(k) Plan covers all employees of the Company who are over

21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company contributed $0.2 million in each of the years ended December 31, 2010 and 2009.

9.	Stockholders’ Equity

Stock-Based Incentive Plans

The Company has established several Plans that provide for stock-based awards (“Awards”) primarily in the form of stock options and restricted stock awards (“RSAs”). Certain of these Plans provide for awards to employees, the Company’s Board of Directors, and independent consultants. The Awards were granted under the 1996 Stock Incentive Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan, the 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan, the 2004 Restricted Stock and Option Plan, the 2006 Inducement Stock Option Plan and the 2010 Equity Incentive Plan.  As of June 24, 2010, awards may only be granted under the 2010 Equity Incentive Plan.  An aggregate of 5.4 million shares of Company common stock are reserved for future issuance under the 2010 Equity Incentive Plan at December 31, 2010.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2010	2009
	(in thousands)
Share-based compensation expense:
Cost of revenues	$33	$32
Sales and marketing	301	358
Technology support	196	115
General and administrative	571	606

Total share-based compensation expense	$1,101	$1,111

Certain Awards accelerated their vesting in accordance with their respective original award agreements. The total expense related to these accelerated vested Awards was approximately $0.1 million for both years ended December 31, 2010 and 2009.  As of December 31, 2010, there was approximately $0.8 and $0.1 million of unrecognized compensation expense related to unvested stock option and restricted stock award grants, respectively. This expense is expected to be recognized over a weighted average period of approximately 2.2 and 0.7 years for unvested stock options and restricted stock, respectively.

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

Awards granted under the Company’s stock option plans were estimated to have a weighted average grant date fair value per share of $0.58 and $0.23 for the years ended December 31, 2010 and 2009, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2010	2009
Expected volatility	83%	75%
Expected risk-free interest rate	2.1%	1.7%
Expected life (years)	4.1	4.1

A summary of the Company’s outstanding stock options as of December 31, 2010, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2009	7,799,904	$2.62	6.0
Granted	1,961,210	0.94
Exercised	(539,386)	0.49
Forfeited or expired	(2,377,771)	4.16

Outstanding at December 31, 2010	6,843,957	$1.76	6.9	$1,022

Vested and expected to vest at December 31, 2010	6,449,496	$1.81	6.8	$997

Exercisable at December 31, 2010	4,473,870	$2.24	6.3	$806

Service-Based Options

During the years ended December 31, 2010 and 2009, the Company granted 1,961,210 and 1,970,159 service-based stock options, with weighted average grant date fair values of $0.58 and $0.25, respectively.

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

Market Condition Options

In 2009 the Company granted 1,068,250 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $0.35, with a fair market value per option granted of $0.19, using Black-Scholes option pricing model.  One-third of these options cliff vest on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercisable.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercisable (“Market Condition A”).  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercisable (“Market Condition B”). Certain of these options will accelerate vesting upon a change in control of the Company. Market Condition A was achieved during 2009 and Market Condition B was achieved in July 2010.   During 2010, 163,882 stock options were exercised related to these market condition options.

  During 2010, 539,386 options were exercised, with an aggregate weighted average exercise price of $0.49. No options were exercised during 2009.  The total intrinsic value of options exercised during 2010 was $222,000.

Restricted Stock Awards (“RSAs”)

During 2008, the Company granted an aggregate of 1,020,000 RSAs that are subject to forfeiture. The forfeiture restrictions lapse as to one-third of the restricted stock awards on the first anniversary of the grant date and ratably over twenty-four months thereafter. The lapsing of the forfeiture restrictions is accelerated under certain conditions, including upon a change of control of the Company or involuntary termination. Compensation expense for restricted stock awards is measured on the grant date using the quoted market price of the Company’s common stock on the grant date.

A summary of the changes in the Company’s RSAs during the year ended December 31, 2010 are presented below:

	RSA Units	Weighted Average Grant Date Fair Value

Unvested at December 31, 2009	385,023	$1.06
Vested/forfeiture restriction lapse	(242,217)	1.06
Forfeited	(19,030)	1.06

Unvested at December 31, 2010	123,776	$1.06

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was adopted in 1996, amended in 2003 and 2007, and terminates in 2017. The ESPP permits eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock on the first or last day of each six month purchase period. The ESPP authorized the purchase of up to 650,000 shares of common stock. The ESPP was suspended by the Company’s Board of Directors during 2008 and continued to be suspended in 2010.

Tax Benefit Preservation Plan

On May 26, 2010, the Board of Directors of the Company approved, and the Company entered into, a Tax Benefit Preservation Plan, between the Company and Computershare Trust Company, N.A., as rights agent (the “Tax Benefit Preservation Plan”).  The Board of the Directors of the Company adopted the Tax Benefit Preservation Plan to protect stockholder value by preserving important tax assets.  Under the Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of one Right for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $8.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.90% or more of the Company’s outstanding common stock or future acquisitions by any existing holders of 4.90% or more of the Company’s outstanding common stock. If a person or group acquires 4.90% or more of the Company’s common stock, all rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a right that number of shares of the Company common stock which, at the time, has a market value of two times the exercise price of the Right. The Rights will expire upon the earliest of: (i) the close of business on May 26, 2014 unless that date is advanced or extended, (ii) the time at which the Rights are redeemed or exchanged under the Tax Benefit Preservation Plan, (iii) the end of the calendar month in which the Company’s 2011 annual meeting of stockholders is held if stockholder approval of the Plan has not been received before that time, (iv) the repeal of Section 382 or any successor statute if the Board determines that the Tax Benefit Preservation Plan is no longer necessary for the preservation of the Company’s Tax Benefits, (v) the beginning of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward, or (vi) such time as the Board determines that a limitation on the use of the Tax Benefits under Section 382 would no longer be material to the Company.

Preferred Shares Rights Plan

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

On April 23, 2009, the Board of Directors of the Company approved, and the Company entered into, an Amended and Restated Rights Agreement (“Amended Rights Agreement”) dated as of April 24, 2009.  The Amended Rights Agreement incorporates the following material changes to the original rights agreement: (i) the purchase price was decreased to $1.40 per right; (ii) the Board of Directors may effect an exchange of the rights at an exchange ratio of one share of the Company’s common stock per right (an “ Exchange”) at any time after a person becomes an acquiring person (as defined in the Amended Rights Agreement) in accordance with the Amended Rights Agreement; and (iii) in effecting an Exchange, the Company may enter into a trust agreement by which it transfers to the trust created by such trust agreement (the “ Trust”), all shares of the Company’s common stock issued pursuant to the Exchange. The Trust would hold the shares of the Company’s common stock for the benefit of stockholders entitled to receive them pursuant to the Exchange. Stockholders would receive shares from the Trust after complying with the relevant terms of the trust agreement.

At the time the Company adopted the Tax Benefit Preservation Plan described above, it terminated this Preferred Shares Rights Plan.

Warrant

As part of the acquisition of Auto/Cyber on September 17, 2010, the Company issued a warrant to purchase 2,000,000 shares of Company common stock (“Warrant”) at an exercise price of $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant becomes exercisable on the third anniversary of the issuance date and expires on the eighth anniversary of the issuance date.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.  The Warrant was valued at $0.63 per share for a total value of $1,260,000, which is recorded as additional paid-in-capital.  The Company used an option pricing model to determine the fair value.  See Note 3 for further discussion of the Warrant.

Shares Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2010:

Number of Shares

Stock options outstanding	6,843,957
Authorized for future grants under stock-based incentive plans	5,409,689
Authorized for future issuance under employee stock purchase plan	650,000
Restricted stock units outstanding	123,776
Reserved for exercise of Warrant	2,000,000
Reserved for conversion of promissory note	5,376,344
Total	20,403,766

10.	Severance Costs

The Company’s Board of Directors, at the recommendation of management, approved a reduction in the number of its employee workforce by approximately 20 employees (the “Reductions”) during the fourth quarter of 2010. The Reductions reinforced management’s commitment to improve cash flow and reduce further losses. As a result of the Reductions, the Company recorded a $0.9 million charge, consisting of severance and other related termination expenses, during the year ended December 31, 2010.  The Company paid approximately $0.4 million of the severance and other related termination costs related to the Reduction during 2010 and will pay substantially all remaining cost amounts during the first quarter of 2011.

In addition to severance related to the Reduction, the Company also incurred $0.4 million in additional severance costs during the year ended December 31, 2010. Total severance costs and other related termination expenses incurred by the Company during the year ended December 31, 2010 is summarized as follows:

(in thousands)	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010	Year Ended December 31, 2010
Sales and marketing	$—	$—	$57	$244	$301
Technology support	—	—	—	362	362
General and administrative	—	298	—	301	599
Total	$—	$298	$57	$907	$1,262

11.           Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31:

	2010	2009
	(in thousands)
Current:
Federal	$—	$(635)
State	86	29

	86	(606)
Deferred:
Federal	81	—
State	15	—

	96	—

Total income tax expense (benefit)	$182	$(606)

For 2009, the Company has allocated a tax benefit to its continuing operations, offset by a tax provision charge to discontinued operations.  The income from discontinued operations is considered when determining the amount of tax benefit that results from, and is allocated to, a loss from continuing operations. The income from discontinued operations represents a source of income that enables the Company to realize a tax benefit on the loss from continuing operations.

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Tax provision at U.S. federal statutory rates	(35.0)%	(35.0)%
State taxes	(4.3)	(4.1)
Non-deductible permanent items	(10.8)	(41.1)
Incentive stock options	0.3	2.0
Return to provision items	15.7	—
Change in federal valuation allowance	36.3	51.0

Effective income tax rate	2.2%	(27.2)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$241	$430
Accrued liabilities	238	228
Net operating loss carry-forwards	39,993	35,869
Fixed assets	167	593
Intangible assets	2,488	3,327
Share-based compensation expense	4,787	4,473
Deferred revenue	5	13
Other	84	20

Total gross deferred tax assets	48,003	44,953
Valuation allowance	(48,003)	(44,953)
Deferred tax liabilities:
Tax deductible goodwill	(96)	—

Total gross deferred tax liabilities	(96)	—

Net deferred income taxes	$(96)	$—

At December 31, 2010, the Company had recorded a valuation allowance of $48.0 million on its net deferred tax assets. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized.

At December 31, 2010, the Company had federal and state net operating loss carry-forwards of approximately $108.0 million and $72.1 million, respectively (“NOL’s”). The federal net operating loss carry-forwards expire through 2030 as follows (in millions):

2021	$25.4
2022	1.7
2023	—
2024	4.1
2025	7.7
2026	26.4
2027	15.5
2028	5.1
2029	8.6
2030	13.5

$108.0

The state net operating loss carry-forwards expire through 2031 as follows (in millions):

2017	$15.9
2018	3.8
2019	5.9
2020	21.4
2021	3.2
2031	21.9

72.1

Utilization of the net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006; however, based on management’s current estimate, this change does not limit the utilization of the NOL's presented above as of December 31, 2010.  As a result of an acquisition in 2001, approximately $9.9 million of the NOL’s are subject to an annual limitation of approximately $0.5 million per year.

The federal and state net operating losses begin to expire in 2021 and 2017, respectively. Approximately $10.8 million and $5.0 million, respectively, of the federal and state net operating loss carry-forwards were incurred by subsidiaries prior to the date of the Company’s acquisition of such subsidiaries. The Company established a valuation allowance of $4.1 million at the date of acquisitions related to these subsidiaries. The tax benefits associated with the realization of such net operating losses will be credited to the provision for income taxes. In addition, federal and state net operating losses of approximately $13.5 million and $8.5 million, respectively, relate to stock option deductions. Therefore, to the extent that the valuation allowance is reduced in the future and such options are realized, approximately $4.7 million and $0.5 million, respectively, will be credited to stockholders’ equity rather than to income tax benefit.

At December 31, 2010, deferred tax assets exclude approximately $0.6 million and $0.5 million of tax-effected federal and state net operating losses pertaining to tax deductions from stock-based compensation. Upon future realization of these benefits, the Company expects to increase additional paid-in capital and reduce income taxes payable. The benefit of excess stock option deductions is not recorded until such time that the deductions reduce income taxes payable. For purposes of determining when the stock options reduce income taxes payable, the Company has adopted the “with and without” approach whereby the Company considers net operating losses arising from continuing operations prior to net operating losses attributable to excess stock option deductions.

At December 31, 2010, the Company has federal and state research and development tax credit carry-forwards of $0.3 million and $0.2 million, respectively.  The federal credits begin to expire in 2021.  The state credits do not expire.

As of December 31, 2010 and 2009, the Company had unrecognized tax benefits of approximately $0.5 million, all of which, if subsequently recognized, would have affected the Company’s tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(in thousands)

Balance at January 1,	$500	$500
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions related to prior years and settlements	—	—
Reductions based on the lapse of the statutes of limitations	—	—

Balance at December 31,	$500	$500

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits in the years ended December 31, 2010 and 2009.

The Company was contacted by the New York State Department of Taxation and Finance to schedule an audit for December 1, 2003 through February 28, 2011.  As of December 31, 2010, the audit has not commenced.  The Company believes it has made adequate reserves for state tax items through December 31, 2010.

12.           Related Party Transactions

The Company utilized the services of The Search Agency, a provider of search engine marketing and search engine optimization services. Jeffrey M. Stibel, a director of the Company, is an equity owner of The Search Agency. The Company incurred costs of approximately $3,333 and $50,000 for services provided by The Search Agency for the years ended December 31, 2010 and 2009, respectively. The accounts payable related to The Search Agency in the Company’s Consolidated Balance Sheet as of December 31, 2010 and 2009 and 2008 were zero. All such services were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

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

13.	Quarterly Financial Data (Unaudited)

Below is a summary table of the Company’s quarterly data for the years ended December 31, 2010 and December 31, 2009.

	Quarter Ended
	Dec 31, 2010 (a)	Sep 30, 2010 (b)	Jun 30, 2010 (c)	Mar 31, 2010 (d)	Dec 31, 2009 (e)	Sep 30, 2009 (f)	Jun 30, 2009 (g)	Mar 31, 2009 (h)
	(in thousands, except per-share amounts)
Total net revenues	$14,659	$12,931	$12,131	$11,813	$12,250	$13,354	$13,444	$13,870
Gross profit	5,754	4,757	4,242	4,748	4,787	4,740	4,422	4,983
Income (loss) from continuing operations	(3,299)	(3,061)	(3,001)	797	(985)	(1,185)	(1,029)	(357)
Net income (loss)	$(3,299)	$(3,061)	$(3,001)	$797	$(970)	$(799)	$(251)	$(357)
Basic and diluted loss per share from continuing operations:	$(0.07)	$(0.07)	$(0.07)	$0.02	$(0.02)	$(0.03)	$(0.02)	$(0.01)

(a)
Total net revenues, gross profit and net loss include Auto/Cyber revenues, gross profit and net income of $4.2 million, $1.4 million and $0.8 million, respectively.  Loss from continuing operations includes $0.9 million of severance and other employee termination expenses.

(b)
Total net revenues, gross profit and net loss include Auto/Cyber revenues, gross profit and net income of $0.5 million, $0.2 million and $0.2 million, respectively.  Loss from continuing operations includes $0.1 million of severance and other employee termination expenses.

(c)	Loss from continuing operations includes $0.3 million of severance and other employee termination expenses.
(d)	Income from continuing operations and net income includes a $2.7 million litigation settlement gain.
(e)	Includes $13,000 in severance expense.
(f)	Net loss includes a net $0.6 million gain related to the sale of certain assets and liabilities of AVV and $17,000 of severance expense.
(g)	Net loss includes a net $1.3 million gain related to the sale of certain assets and liabilities of AVV.
(h)	Loss from continuing operations and net loss includes a $2.7 million litigation settlement gain and $0.5 million of severance and other employee termination expenses.

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2010	2009
	(in thousands)
Allowance for bad debts:
Beginning balance	$822	$966
Additions	105	1,051
Write-offs	(572)	(1,195)

Ending balance	$355	$822

Allowance for customer credits:
Beginning balance	$285	$311
Additions	714	982
Write-offs	(733)	(1,008)

Ending balance	$266	$285

Tax valuation allowance:
Beginning balance	$44,953	$43,640
Charged to tax expense	4,273	1,890
Credited to other	(1,223)	(577)

Ending balance	$48,003	$44,953

EXHIBIT INDEX

2.1
Asset Purchase Agreement dated as of January 23, 2008 between the Company, AVV, Inc. and Dominion Enterprises is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 29, 2008 (SEC File No. 000-22239)

2.2.2 ‡
Asset Purchase Agreement dated as of September 16, 2010 by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 001-34761) (“3rd Quarter 2010 Form 10-Q”)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

3.2
Second Amended and Restated Bylaws of Autobytel dated August 1, 2009, which is incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the SEC on October 23, 2009 (SEC File No. 000-22239)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., is incorporated hereby by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

10.1**
Form of Amended and Restated Indemnification Agreement between Autobytel and its directors and officers is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761)

10.2**
Form of Outside Director Stock Option Agreement under the 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2005 (SEC File No. 000-22239) (“September 2005 Form 8-K”)

10.3**	Form of Letter Agreement (amending certain stock option agreements with Outside Directors) is incorporated herein by reference to Exhibit 10.2 of the September 2005 Form 8-K

10.4**
Autobytel.com Inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to the S-1 Registration Statement filed with the SEC on February 9, 1999 (SEC File No. 333-70621) (“Amendment No. 1 to S-1 Registration Statement”)

10.5**	Autobytel.com Inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to S-1 Registration Statement

10.6**
Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8  filed with the SEC on November 1, 1999 (SEC File No. 333-90045)

10.7**
Amendment No. 1 to the Autobytel.com Inc. 1998 Stock Option Plan dated September 22, 1999 is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999 (SEC File No. 000-22239)

10.8**
Amendment No. 1 to the Autobytel.com Inc. 1999 Stock Option Plan dated September 22, 1999 is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999  (SEC File No. 000-22239)

10.9**	1996 Stock Incentive Plan and related agreements are incorporated herein by reference to Exhibit 10.6 of Amendment No. 1 to S-1 Registration Statement

10.10**	Autobytel.com Inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed with the SEC on June 15, 2000 (SEC File No. 333-39396)

10.11**
Autobytel.com Inc. 2001 Restricted Stock Plan is incorporated herein by reference to Annex D to the Registration Statement on Form S-4 originally filed with the SEC on May 11, 2001 (SEC File No. 333-60798) and amended on July 17, 2001

10.12**
Amendment No. 1 to the Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(2) of Schedule TO filed with the SEC on December 14, 2001 (SEC File No. 005-58067) (“Schedule TO”)

10.13**	Amendment No. 2 to the Autobytel.com Inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(5) of the Schedule TO

10.14**	Amendment No. 2 to the Autobytel.com Inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) of the Schedule TO

10.15**	Amendment No. 1 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(10) of the Schedule TO

10.16**	Amendment No. 1 to the Autobytel.com Inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(12) of the Schedule TO

10.17**
Amendment No. 2 to the Autobytel.com Inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002 (SEC File No. 000-22239)

10.18**	Form of Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(13) of the Schedule TO

10.19**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1998 Stock Option Plan is incorporated herein by reference to Exhibit (d)(14) of the Schedule TO

10.20**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(15) of the Schedule TO

10.21**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan is incorporated herein by reference to Exhibit (d)(16) of the Schedule TO

10.22**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit (d)(17) of the Schedule TO

10.23**	Form of Performance Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(18) of the Schedule TO

10.24**	Form of Non-employee Director Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit (d)(19) of the Schedule TO

10.25**
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.7 of Post-Effective Amendment to Registration Statement on Form S-8  filed with the SEC on July 31, 2003 (SEC File No. 333-67692)

10.26**
Form of Outside Director Stock Option Agreement under the Autobytel 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 3, 2004 (SEC File No. 000-22239) (“November 3, 2004 Form 8-K”)

10.27**	Form of Outside Director Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.2 of the November 3, 2004 Form 8-K

10.28**
Autobytel Inc. 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement on Form S-8 filed with the SEC on June 28, 2004 (SEC File No. 333-116930)  (“2004 Form S-8”)

10.29**	Form of Employee Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.9 of the 2004 Form S-8

10.30**
Form of Stock Option Agreement under the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.65 of the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (SEC File No. 000-22239)

10.31**
2006 Inducement Stock Option Plan is incorporated herein by reference to Exhibit 4.9 of the Registration Statement on Form S-8  filed with the Securities and Exchange Commission on June 16, 2006 (SEC File No. 333-135076) (“2006 Form S-8”)

10.32**	Form of Employee Inducement Stock Option Agreement is incorporated herein by reference to Exhibit 4.10 of the 2006 Form S-8

10.33**†
Settlement Agreement entered into as of December 19, 2006 among Autobytel Inc., The Cobalt Group, Inc., Dealix Corporation and for limited purposes WP Equity Partners, Inc. is incorporated herein by reference to Exhibit 10.76 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the SEC on March 15, 2007 (SEC File No. 000-22239) (“2006 Form 10-K”)

10.34**	Letter Agreement dated July 12, 2004 between Autobytel and Mark Garms is incorporated herein by reference to Exhibit 10.80 of the 2006 Form 10-K

10.35**
Letter Agreement dated October 30, 2007 between the Company and Curtis DeWalt is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 15, 2007 (SEC File No. 000-22239)

10.36**
Employment Agreement dated February 8, 2002 between the Company and Mark A. Garms, as amended by Memorandum dated as of December 8, 2008 and Memorandum dated as of March 1, 2009 is incorporated herein by reference to Exhibit 10.75 of the Annual Report on Form 10-K for the Year Ended December 31, 2008 filed with the SEC on March 13, 2009 (SEC File No. 000-22239) (“2008 Form 10-K”)

10.37**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Mark A. Garms is incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239)

10.38**
Letter Agreement dated October 10, 2006 between the Company and Glenn E. Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009 is incorporated herein by reference to Exhibit 10.77 of the 2008 Form 10-K

10.39**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Glenn E. Fuller is incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239)

10.40**
Letter Agreement dated October 4, 2007 between the Company and Curtis E. DeWalt, as amended by Memorandum dated as of December 8, 2008 and Memorandum dated March 1, 2009 is incorporated herein by reference to Exhibit 10.79 of the 2008 Form 10-K

10.41**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Curtis E. DeWalt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 9, 2009 (SEC File No. 000-22239)

10.42**	Letter Agreement dated August 6, 2004 between the Company and Wesley Ozima, as amended by Memorandum dated March 1, 2009 is incorporated herein by reference to Exhibit 10.81 of the 2008 Form 10-K

10.43**	Amended and Restated Severance Agreement dated as of November 15, 2008 between the Company and Wesley Ozima is incorporated herein by reference to Exhibit 10.82 of the 2008 Form 10-K

10.44**
Form of Restricted Stock Award under the Amended and Restated 2001 Restricted Stock and Option Plan and the 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239) (“October 2008 Form 8-K”)

10.45**
Form of Option Agreement under the 1998 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan and the 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 of the October 2008 Form 8-K

10.46**	1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to S-1 Registration Statement

10.47**
2003 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement on Form S-8  with the SEC on July 31, 2003 (SEC File No. 333-107525)

10.48**
2007 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2007 filed with the SEC on August 9, 2007 (SEC File No. 000-22239)

10.49**
Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan dated May 1, 2009 is incorporated herein by reference to Exhibit 10.86 of the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239) (“Second Quarter 2009 Form 10-Q”)

10.50**	Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan dated May 1, 2009 is incorporated herein by reference to Exhibit 10.87 of the Second Quarter 2009 Form 10-Q

10.51**
Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan dated May 1, 2009 is incorporated herein by reference to Exhibit 10.88 of the Second Quarter 2009 Form 10-Q

10.52**	Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan dated May 1, 2009 is incorporated herein by reference to Exhibit 10.89 of the Second Quarter 2009 Form 10-Q

10.53**	Amendment No. 1 to the Autobytel Inc. 2006 Inducement Stock Option Plan dated May 1, 2009 is incorporated herein by reference to Exhibit 10.90 of the Second Quarter 2009 Form 10-Q

10.54**
Autobytel Inc. Amended and Restated Employment Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.91 of the Second Quarter 2009 Form 10-Q

10.55**
Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.92 of the Second Quarter 2009 Form 10-Q

10.56**
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.93 of the Second Quarter 2009 Form 10-Q

10.57**
Autobytel Inc. 2004 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.94 of the Second Quarter 2009 Form 10-Q

10.58**
Employment Agreement dated February 1, 2010 between Autobytel and Stephen Lind is incorporated herein by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed with the SEC on March 4, 2010 (SEC File No. 001-34761) (“2009 Form 10-K”)

10.59**	Severance Benefits Agreement dated February 1, 2010 between Autobytel and Stephen Lind is incorporated herein by reference to Exhibit 10.77 of the 2009 Form 10-K

10.60**
Autobytel Inc. 2010 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 001-34761) (“June 2010 Form 8-K”)

10.61* **	Form of Employee Stock Option Award Agreement under the Autobytel Inc. 2010 Equity Incentive Plan

10.62* **	Form of Performance-Based Option Award Agreement under the Autobytel Inc. 2010 Equity Incentive Plan

10.63* **	Form of Indemnification Agreement between Autobytel and its directors and officers

10.64**
Amendment No. 1 to Amended and Restated Employment Agreement between Autobytel and Jeffrey H. Coats effective as of December 17, 2010 is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2010 (SEC File No. 001-34761)

10.65* **	Severance Benefits Agreement between Autobytel and James Helberg dated May 25, 2010

10.66* **	Letter Agreement between Autobytel and James Helberg dated June 2, 2010

10.67* **	Severance Benefits Agreement between Autobytel and John Petrone dated February 25, 2010

10.68* **	Letter Agreement between Autobytel and John Petrone dated December 10, 2010

10.69**	Consulting Services Agreement between Autobytel and Mark A. Garms effective as of June 21, 2010 is incorporated herein by reference to Exhibit 10.1 of the June 2010 Form 8-K

10.70
Standstill Agreement between Autobytel, CCM Master Qualified Fund, Ltd., a Cayman Islands exempted company, Coghill Capital Management LLC and Clint Coghill dated January 13, 2000 is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 15, 2009 (SEC File No. 000-22239)

10.71
Standstill and Voting Agreement dated effective as of November 30, 2010 by and between Autobytel and Artis Capital Management, Inc., Artis Capital Management, L.P., and certain of its affiliates and subsidiaries is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 3, 2010 (SEC File No. 001-34761)

10.72
Convertible Subordinated Promissory Note dated September 16, 2010 (Principal Amount $5,000,000) issued by Autobytel to Autotropolis, Inc. and Cyber Ventures, Inc. is incorporated herein by reference to Exhibit 4.5 of the 3rd Quarter 2010 Form 10-Q

10.73
Warrant to Purchase 2,000,000 Shares of Autobytel Common Stock dated September 16, 2010 issued by Autobytel to Autotropolis, Inc. and Cyber Ventures, Inc. is incorporated herein by reference to Exhibit 4.6 of the 3rd Quarter 2010 Form 10-Q

10.74
Shareholders Agreement dated as of September 17, 2010 by and among Autobytel, Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005 is incorporated herein by reference to Exhibit 4.7 of the 3rd Quarter 2010 Form 10-Q

10.75
Amended and Restated Rights Agreement dated as of April 24, 2009 between Autobytel and Computershare Trust Company, N.A., successor-in-interest to U.S. Stock Transfer Corporation (which includes the form of Amended Certificate of Designation of the Series A Junior Participating Preferred Stock of Autobytel as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, is incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

10.76
First Amendment to Amended and Restated Rights Agreement dated May 26, 2010 is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 10, 2011

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 10, 2011

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated March 10, 2011

*	Filed herewith.

**	Management Contract or Compensatory Plan or Arrangement.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.

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