Form 10-Q
period 2011-03-31
AUTOBYTEL INC
filed 2011-05-06
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

As of May 2, 2011, there were 46,053,501 shares of the Registrant’s Common Stock outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of March 31, 2011 and December 31, 2010	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended March 31, 2011 and the Three Months Ended March 31, 2010	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and the Three Months Ended March 31, 2010	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 6.	Exhibits	23

	Signatures	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,531	$8,819
Restricted cash	400	400
Accounts receivable, (net of allowances for bad debts and customer credits of $431 and $621 at March 31, 2011 and December 31, 2010, respectively)	9,949	9,067
Prepaid expenses and other current assets	558	797
Total current assets	18,438	19,083
Property and equipment, net	1,820	1,733
Long-term strategic investment	1,000	1,000
Intangible assets, net	3,919	4,258
Goodwill	11,677	11,677
Other assets	81	81
Total assets	$36,935	$37,832
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,197	$3,713
Accrued expenses and other current liabilities	3,718	4,995
Deferred revenues	418	564
Total current liabilities	8,333	9,272
Convertible note payable	5,000	5,000
Other non-current liabilities	554	457
Total liabilities	13,887	14,729
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 46,040,645 and 45,689,062 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	46	46
Additional paid-in capital	305,872	305,356
Accumulated deficit	(282,870)	(282,299)
Total stockholders’ equity	23,048	23,103
Total liabilities and stockholders’ equity	$36,935	$37,832

See accompanying notes.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Purchase requests	$14,964	$10,733
Advertising	1,001	1,054
Other revenues	67	26
Total net revenues	16,032	11,813
Cost of revenues (excludes depreciation of $55 and $192 for the three months ended March 31, 2011 and 2010, respectively)	9,872	7,065
Gross profit	6,160	4,748
Operating expenses:
Sales and marketing	2,419	2,753
Technology support	1,725	1,240
General and administrative	2,084	2,696
Depreciation and amortization	446	189
Patent litigation settlement	(67)	(2,763)
Total operating expenses	6,607	4,115

Operating (loss) income	(447)	633
Interest and other income, net	9	177
(Loss) income before income tax provision	(438)	810
Income tax provision	133	13
Net (loss) income and comprehensive (loss) income	$(571)	$797

Basic (loss) earnings per common share	$(0.01)	$0.02
Diluted (loss) earnings per common share	$(0.01)	$0.02

Shares used in computing net (loss) earnings per common share (in thousands):
Basic	45,676	44,803
Diluted	45,676	45,992

See accompanying notes.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(571)	$797
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	510	322
Provision for bad debts	46	75
Provision for customer credits	188	174
Share-based compensation	227	242
Changes in assets and liabilities:
Accounts receivable	(1,116)	780
Prepaid expenses and other current assets	239	33
Other non-current assets	—	(15)
Accounts payable	484	210
Accrued expenses and other liabilities	(1,194)	(1,039)
Deferred revenues	(146)	(173)
Non-current liabilities	97	(25)
Net cash (used in) provided by operating activities	(1,236)	1,381
Cash flows from investing activities:
Purchases of property and equipment	(258)	(417)
Net cash used in investing activities	(258)	(417)
Cash flows from financing activities:
Proceeds from exercise of stock options	289	—
Payment of contingent fee arrangement	(83)	—
Net cash provided by financing activities	206	—
Net (decrease) increase in cash and cash equivalents	(1,288)	964
Cash and cash equivalents, beginning of period	8,819	25,097
Cash and cash equivalents, end of period	$7,531	$26,061

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

Internet purchase request referrals (“Purchase Requests”) are internet requests from consumers seeking information or quotes regarding pricing and availability of new or used vehicles or for vehicle financing.  The Company’s network of owned, consumer-facing automotive websites (“Owned Websites”), which include Autobytel.com®, Autotropolis.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, MyGarage.com® and MyRide.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Purchase Requests.  Purchase Requests are internally generated from the Company’s Owned Websites (“Internally-Generated Purchase Requests”) or purchased from third parties (“Other Purchase Requests”) that generate Purchase Requests from their websites (“Third Party Websites”).  Autobytel sells Internally-Generated Purchase Requests and Other Purchase Requests directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Purchase Request distribution industry.  In conjunction with the Company’s Purchased Request programs, Autobytel also offers Dealers and Manufacturers other products and services to assist them in capturing online, in-market customers and selling more vehicles, including the Company’s iControl by Autobyteltm, WebLeads+, Email Marketing Manager, and Lead Call products and services.  Through their advertising placements on the Company’s Owned Websites, Manufacturers can direct consumers to their respective websites for further information.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

On September 17, 2010 ("Acquisition Date"), the Company acquired substantially all of the assets of privately-held Autotropolis, Inc., a Florida corporation, and Cyber Ventures, Inc., a Florida corporation (collectively, “Auto/Cyber”). The business acquired from Cyber Ventures, Inc. generates and sells in-market consumer automotive Purchase Requests.  The business acquired from Autotropolis, Inc., through its Autotropolis.com website, provides new vehicle Purchase Requests and related products and services directly to Dealers and expanded the Company’s ability to monetize the acquired, incremental traffic through advertising on the site.  Auto/Cyber’s results of operations are included in the Company’s consolidated financial statements beginning September 17, 2010.

The Company has historically experienced negative cash flow and at March 31, 2011 had an accumulated deficit of $283 million. Based on the Company’s current operating plan for 2011, the Company expects that its net operating cash flows will improve from 2010 levels.  The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular; however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

2. Basis of Presentation

The unaudited consolidated condensed financial statements of Autobytel presented herein are presented on the same basis as the Company’s 2010 Annual Report on Form 10-K.  Autobytel has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Autobytel’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

In the opinion of Autobytel’s management, the accompanying unaudited interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Autobytel’s consolidated condensed financial position as of March 31, 2011 and the consolidated condensed statements of operations and cash flows for the three months ended March 31, 2011 and 2010. The statements of operations and comprehensive (loss) income and cash flows for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

3. Acquisition of Autotropolis, Inc. and Cyber Ventures, Inc.

On the Acquisition Date, the Company acquired substantially all of the assets of Auto/Cyber.  The results of Auto/Cyber’s operations have been included in the consolidated financial statements since that date.  The acquired businesses, through proprietary content, generate and sell in-market consumer automotive Purchase Requests and, through the Autotropolis.com website, provides new car Purchase Requests and related digital products directly to automotive dealers.  Two former owners of the acquired businesses were employed by the Company upon closing of the acquisition. Payments of purchase consideration are made to entities controlled by the former owners.  Prior to the acquisition, Cyber Ventures, Inc. was a Purchase Request provider for the Company.

The Acquisition Date fair value of the consideration transferred totaled $16.8 million which consisted of the following:

(in thousands)

Cash	$9,000
Convertible subordinated promissory note	5,900
Warrant to purchase 2,000,000 shares of Company Common Stock	1,260
Contingent consideration	526
Working capital adjustment	99
$16,785

    As part of the consideration paid for the acquisition, the Company issued a convertible subordinated promissory note for $5.0 million (“Note”) to the sellers.  The fair value of the Note as of the Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the promissory note include a market yield of 15.0% and stock price volatility of 77.5%.  As the Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Note may convert all or any part of, but in 200,000 minimum share increments, the then outstanding and unpaid principal of the Note into fully paid shares of the Company’s common stock at a conversion price of $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

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

The contingent consideration arrangement requires the Company to pay up to $1.0 million (representing quarterly payments of up to $83,334 beginning fourth quarter 2010 and ending third quarter 2013) of additional consideration to the sellers if certain quarterly Purchase Request volume, Purchase Request quality and gross margin targets are met.  The targets were met for the quarter ended March 31, 2011 and the Company accrued $83,334 for the quarter.  The fair value of the contingent consideration arrangement as of the Acquisition Date was $526,000. The fair value of the contingent consideration

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

was estimated using a Monte Carlo Simulation. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures.

The key assumptions in applying the Monte Carlo Simulation consisted of minimum, maximum, and modal values for the expected quarterly incremental Purchase Request volume, close rate index, and gross margin growth rate as well as a triangular distribution assumption. The Company recorded an additional $237,000 and $31,000 in fair value in the fourth quarter of 2010 and the first quarter of 2011, respectively, to account for changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Auto/Cyber.

    The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date.  Because the transaction was completed near the end of the third quarter of 2010, we have not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

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

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the preliminary fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Employment/non-compete agreements	Discounted Cash Flow (2)	$500	5
Publications	Cost Approach (3)	500	3
Customer relationships	Excess of Earnings (4)	1,870	3
Trademarks and trade names	Relief from Royalty (5)	830	5
Software	Cost Approach (3)	800	3
Total purchased intangible assets		$4,500

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

(1) (2) (3) (4) (5)
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

The goodwill recognized of $11.7 million is attributable primarily to expected synergies and the assembled workforce of Auto/Cyber.  Of this amount, approximately $10.3 million is amortizable for income tax purposes.  As of March 31, 2011, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Auto/Cyber.

The Company incurred $687,000 of acquisition related costs related to Auto/Cyber to date, all of which was expensed in 2010.

The operating results of Auto/Cyber have been included in the Company’s consolidated financial statements from the Acquisition Date through March 31, 2011.  Total revenue of $4.8 million and net income of $1.0 million, which includes all Purchase Requests generated through Auto/Cyber, was recognized for Auto/Cyber in the quarter.

The following unaudited pro forma information presents the consolidated results of the Company and Auto/Cyber for the quarter ended March 31, 2010 with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2010, are as follows:

Three Months Ended March 31, 2010
(in thousands)
Unaudited pro forma consolidated results:
Revenue	$14,347
Net income	$500

4.  Computation of Basic and Diluted Net (Loss) Earnings Per Share

Basic net (loss) earnings per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net (loss) earnings  per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock method, during the period. Potential common shares consist of unvested restricted stock and the common shares issuable upon the exercise of stock options.  The following are the share amounts utilized to compute the basic and diluted net (loss) earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Basic shares:
Weighted average common shares outstanding	45,785,045	45,168,706
Weighted average unvested restricted stock	(109,412)	(365,881)
Basic shares	45,675,633	44,802,825

Diluted shares:
Basic shares	45,675,633	44,802,825
Weighted average diluted securities	—	1,189,607
Dilutive shares	45,675,633	45,992,432

For the three months ended March 31, 2011, 2.8 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted loss per share.  For the three months ended March 31, 2010, 4.4 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share.

5. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income as follows:

	Three Months Ended March 31,
	2011	2010

	(in thousands)
Share-based compensation expense:
Cost of revenues	$1	$9
Sales and marketing	83	59
Technology support	71	32
General and administrative	72	142
Share-based compensation expense	227	242

Amount capitalized to internal use software	4	—
Total share-based compensation costs	$231	$242

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Service-Based Options.  During the three months ended March 31, 2011, the Company granted 285,548 service-based stock options with weighted average grant date fair values of $0.62.  During the three months ended March 31, 2010, the Company granted 222,500 service-based stock options with weighted average grant date fair values of $0.66.  These options generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

  Performance-based Options.  During the three months ended March 31, 2011, the Company granted 1,248,903 performance-based stock options (“Performance Options”) to certain employees with a fair market value per option granted of $0.59, using a Black-Scholes option pricing model.  The Performance Options are subject to two vesting requirements and conditions: i) percentage achievement of 2011 revenues and earnings before interest, taxes, depreciation and amortization goals and ii) time vesting.

Market Condition Options.  In 2009 the Company granted 1,068,250 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $0.35, with a fair market value per option granted of $0.19, using Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company’s common stock, which conditions have been satisfied.  Certain of these options will accelerate vesting upon a change in control of the Company. During the three months ended March 31, 2011, 95,170 of these market condition stock options were exercised.

During the three months ended March 31, 2011, 351,583 stock options (inclusive of the 95,170 market condition stock options exercised during the period) were exercised, with an aggregate weighted average exercise price of $0.81.  There were no options exercised during the three months ended March 31, 2010.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Dividend yield	—	—
Volatility	84%	82%
Risk-free interest rate	1.61%	2.0%
Expected life (years)	4.1	4.1

    Warrants.  In connection with the acquisition of Auto/Cyber, the Company issued to the sellers the Warrant described in Footnote 3 above. The Warrant was valued at $0.63 per share on the Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

6. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Computer software and hardware and capitalized internal use software	$11,909	$11,651
Furniture and equipment	1,505	1,505
Leasehold improvements	1,024	1,024
	14,438	14,180
Less – Accumulated depreciation and amortization	(12,618)	(12,447)
Property and equipment, net	$1,820	$1,733

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, and in particular with two Manufacturers (General Motors and Nissan). During the first three months of 2011, approximately 14% of the Company’s total revenues were derived from General Motors and Nissan, and approximately 13% or $1.3 million of gross accounts receivable related to these Manufacturers at March 31, 2011.

Investments.  On August 16, 2010, the Company acquired less than a 5% interest in Driverside, Inc. for $1,000,000.  The Company recorded this investment in Driverside, Inc. at cost since it does not have significant influence over Driverside, Inc.  The Company reviews for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of March 31, 2011, there were no changes in the recognized amount of the investment in Driverside, Inc.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.

In connection with the acquisition of Auto/Cyber on September 17, 2010, the Company identified $4.5 million of intangible assets.  The intangible assets will be amortized over the following estimated useful lives:

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Intangible Asset	Estimated Useful Life
Trademarks/trade names	5 years
Software and publications	3 years
Customer relationships	3 years
Employment/non-compete agreements	5 years

Amortization expense for the remainder of the year and for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2011	$1,031
2012	1,356
2013	1,037
2014	286
2015	209
$3,919

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

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Compensation and related costs	$1,247	$1,988
Professional fees and other accrued expenses	1,552	2,103
Amounts due to customers	367	367
Other current liabilities	552	537
Total accrued expenses and other current liabilities	$3,718	$4,995

Long-term debt.  In connection with the acquisition of Auto/Cyber, the Company issued the Note described in Footnote 3 above.

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

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

You should read the following discussion of our results of operations and financial condition in conjunction with our unaudited consolidated condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in Autobytel’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Basis of Presentation

The unaudited consolidated condensed financial statements presented herein are presented on the same basis as the Company’s 2010 Annual Report on Form 10-K.  We have made the disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the SEC’s rules and regulations. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

On the Acquisition Date, the Company acquired substantially all of the assets of Auto/Cyber.  The results of Auto/Cyber's operations have been included in the consolidated financial statements since that date.  The acquired businesses, through proprietary content, generate and sell in-market consumer automotive Purchase Requests and, through the Autotropolis.com website, provides new car Purchase Requests and related digital products directly to automotive dealers.

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through our internet purchase request referral programs, together with related Dealer marketing products and services, and online advertising programs.

Internet purchase request referrals (“Purchase Requests”) are internet requests from consumers seeking information or quotes regarding pricing and availability of new or used vehicles or for vehicle financing.  Our network of owned,  consumer-facing automotive websites (“Owned Websites”), which include Autobytel.com®, Autotropolis.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, MyGarage.com® and MyRide.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Purchase Requests.  Approximately 70% of our Purchase Requests are now internally generated from our Owned Websites (“Internally-Generated Purchase Requests”).  We also procure Purchase Requests from third parties (“Other Purchase Requests”) that generate Purchase Requests from their websites (“Third Party Websites”).  We sell Internally-Generated Purchase Requests and Other Purchase Requests directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Purchase Request distribution industry.  We believe we are now the largest generator of Purchase Requests for new vehicles in the United States in terms of number of Purchase Requests generated. In conjunction with our Purchase Request programs, we also offer Dealers and Manufacturers other products and services to assist them in capturing online, in-market customers and selling more vehicles, including our iControl by Autobyteltm, WebLeads+, Email Marketing Manager, and Lead Call products and services.

Our Owned Websites offer Manufacturers the opportunity to feature their makes and models within highly contextual content.  Through their advertising placements on the Company’s Owned Websites, Manufacturers can direct consumers to their respective websites for further information.  We believe this transfer of consumers from our Owned Websites to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value as a marketing partner.  Most of the Manufacturers advertising on our Owned Websites have benefitted from all-time highs at times during 2010 with regard to our performance metrics such as click-through rates and actions taken once consumers reach the Manufacturer’s site.  One hundred percent of the consumer page views generated from Manufacturer advertising on our Owned Websites are transferred to Manufacturer sites.  We have also developed, internally or in partnership with others, data and market analytics products utilizing information from users of our Owned Websites.  These products provide marketing insights to advertisers and agencies demanding better performance from their advertising dollars across online and offline sources.

For the three months ended March 31, 2011, our results of operations were affected and may continue to be affected in the future, by market and economic factors, including, but not limited to, the following:

•	General economic and automotive industry conditions, including:

•	The adverse effect of high unemployment on the number of vehicle purchasers; and

•	The lack of available consumer credit to finance vehicle purchases.

•	The market for Purchase Requests, including:

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

    In addition, disruption in U.S. automobile sales during 2011, and potentially a reduction in total vehicle sales for 2011, due to rising gasoline prices and recent announcements by both Japanese and domestic auto manufacturers regarding production delays resulting from the earthquake and tsunami in Japan, may have some impact on our results of operations or financial condition, at least for the next several quarters.

Results of Operations

 Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

	2011	% of total net revenues	2010	% of total net revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Purchase requests	$14,964	94%	$10,733	91%	$4,231	39%
Advertising	1,001	6	1,054	9	(53)	(5)
Other	67	—	26	—	41	158
Total net revenues	16,032	100	11,813	100	4,219	36
Cost of revenues (excludes depreciation of $55 and $192 for the three months ended March 31, 2011 and 2010, respectively)	9,872	62	7,065	60	2,807	40
Gross profit	6,160	38	4,748	40	1,412	30
Operating expenses:
Sales and marketing	2,419	14	2,753	23	(334)	(12)
Technology support	1,725	11	1,240	10	485	39
General and administrative	2,084	13	2,696	23	(612)	(23)
Depreciation and amortization	446	3	189	2	257	136
Patent litigation settlement	(67)	—	(2,763)	(23)	2,696	(98)
Total operating expenses	6,607	41	4,115	35	2,492	61
Operating (loss) income	(447)	(3)	633	5	(1,080)	(171)
Interest and other income	9	—	177	2	(168)	(95)
(Loss) income before income tax expense	(438)	(3)	810	7	(1,248)	(154)
Income tax expense	133	1	13	—	120	923
Net (loss) income	$(571)	(4)%	$797	7%	$(1,368)	(172%)

Purchase Requests.  Purchase Requests increased $4.2 million or 39% in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the acquisition of Auto/Cyber.  The volume of new and used retail automotive Purchase Requests delivered decreased 4%, but was offset by an increase in the volume of specialty finance Purchase Requests, which increased 7%.  Original equipment manufacturer and wholesale volume also increased 28%.

Advertising. Advertising revenues decreased $53,000 or 5% in the first quarter of 2011 compared to the first quarter of 2010 due primarily to the reduction of poor performing traffic partners and corresponding reduction in page views.

Cost of Revenues.  Cost of revenues consists of Purchase Request and traffic acquisition costs, and other cost of revenues. Purchase Request and traffic acquisition costs consist of payments made to our Purchase Request providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of search engine marketing (“SEM”) and fees paid to third parties for data and content, including search engine optimization (“SEO”) activity, included on our properties, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company’s websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

The $2.8 million or 40% increase in the cost of revenues in the first quarter of 2011 compared to the first quarter of 2010 was due primarily to an increase in SEM costs associated with the acquisition of Auto/Cyber.

    Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support, and bad debt expense. Sales and marketing expense in the first quarter of 2011 decreased by $0.3 million or 12% compared to the first quarter of 2010 due principally to lower headcount-related compensation costs.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expenses in the first quarter of 2011 increased by $0.5 million or 39% compared to the first quarter of 2010 due to increased personnel costs associated with the Auto/Cyber acquisition.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first quarter of 2011 decreased by $0.6 million or 23% compared to the first quarter of 2010 due to decreased headcount-related compensation costs and a decrease in other controllable costs.

Depreciation and amortization.  Depreciation and amortization expense for the first quarter of 2011 increased by $0.3 million primarily due to the addition of intangible assets related to the Auto/Cyber acquisition in the third quarter of 2010.

Interest and other income.  Interest and other income was $9,000 in the first quarter of 2011 compared to $177,000 in the first quarter of 2010.  Interest and other income consisted primarily of patent licensing fees received.

Income taxes. Income tax expense was $133,000 in the first quarter of 2011compared to $13,000 in the first quarter of 2010. The current quarter tax expense was primarily related to state taxes in Texas, Michigan and Florida and the increase in the deferred tax liability related to tax deductible goodwill amortization.

 Employees

As of May 2, 2011, we had 120 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash (used in) provided by operating activities	$(1,236)	$1,381
Net cash used in investing activities	(258)	(417)
Net cash provided by financing activities	206	—

Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $7.5 million as of March 31, 2011 compared to cash and cash equivalents of $8.8 million as of December 31, 2010.

Net Cash (Used in) Provided by Operating Activities.  Net cash used in operating activities in the three months ended March 31, 2011 of $1.3 million resulted primarily from net losses of $0.6 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $1.2 million primarily related to the payment of annual incentive compensation amounts accrued in 2010 and paid in the first three months of 2011 and a $1.1 million decrease in our accounts receivable balance.  Net cash provided by operating activities in the three months ended March 31, 2010 of $1.4 million resulted primarily from net income, as adjusted for non-cash charges to earnings, $0.8 million of cash received related to our accounts receivable, partially offset by cash used to reduce accrued liabilities of $1.0 million primarily related to the payment of annual incentive compensation amounts accrued in 2009 and paid in the first three months of 2010.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $0.3 million and $0.4 million in the three months ended March 31, 2011 and 2010, respectively, and is related primarily to the investment in upgrading our internal information technology infrastructure.

Net Cash Provided by Financing Activities.  Our primary source of cash from financing activities is from the exercise of stock options.  351,583 options were exercised in the three months ended March 31, 2011 resulting in $0.3 million of cash inflow.  In addition, a $83,000 contingent payment was made related to the Auto/Cyber acquisition.  There were no financing activities for the three months ended March 31, 2010.  Our future cash flows from employee stock options, if any, will depend on the future timing, value, and amount of stock option exercises.

Off-Balance Sheet Arrangements

At March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(D)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three months ended March 31, 2011 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See discussion at Part I, Item 1, Note 8, “Commitments and Contingencies – Litigation” to the unaudited consolidated condensed financial statements, which is incorporated by reference herein.

Item 1A. Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2010 Annual Report on Form 10-K, may affect our future results.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2010 Annual Report on Form 10-K, as supplemented or superseded below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

We are affected by general economic conditions and, in particular, conditions in the automotive industry.

    Our business and results of operations and financial condition is affected by general economic conditions, and, in particular, conditions in the automotive industry. These conditions include:

•	The adverse effect of high unemployment on the number of vehicle purchasers;

•	The availability of consumer credit to finance vehicle purchases; and

•
Disruption in U.S. automobile sales during 2011, and potentially a reduction in total vehicle sales for 2011, due to rising gasoline prices and recent announcements by both Japanese and domestic auto manufacturers regarding production delays resulting from the earthquake and tsunami in Japan.

•	The market for Purchase Requests, including:

•
The effects of competition and Purchase Request sourcing (i.e., Purchase Requests from our Owned Websites versus Other Purchase Requests acquired from third parties) on our supply and acquisition costs of quality Purchase Requests and the resulting effects on sales, pricing and margins for our services and products; and

•	Increases or decreases in the number of Dealers in our Dealer base.

•	The market for advertising services, including:

•	Continued volatility in spending by Manufacturers and others in marketing allocations;

•	The amount of visits (traffic) to our Owned Websites;

•	The cost of acquiring traffic to our Owned Websites; and

•	The rates attainable from our advertisers.

If Manufacturers are subject to product recalls or other business interruption, our revenues may decrease and our business could suffer.

    Manufacturers are periodically subject to product recalls. Significant product recalls may result in a decline in Purchase Request requests and advertising by our Dealer and Manufacturer customers affected by the recalls, including the elimination of Purchase Requests or advertising for certain vehicle models or the cancellation of the Purchase Request program or advertising with us. Manufacturers may also be subject to disruption in production and thereby reduction in vehicle inventories resulting from various factors, including natural disasters  such as the recent earthquake and tsunami in Japan, which has led to announcements by both Japanese and domestic auto manufacturers regarding production delays for 2011. Lack of vehicle inventories adversely impacts sales and may result in a decline in Purchase Requests by our Dealers and Manufacturer customers. If we cannot replace Purchase Request or advertising sales lost as a result of product recalls or other business interruptions with Purchase Request and advertising sales to other customers, our results of operations or financial condition will be materially and adversely impacted.

Item 6.  Exhibits

2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

*	Filed herewith
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

AUTOBYTEL INC.

Date: May 6, 2011	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 6, 2011	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

*	Filed herewith

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