Form 10-Q
period 2011-06-30
AUTOBYTEL INC
filed 2011-08-05
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

As of August 1, 2011, there were 46,110,940 shares of the Registrant’s Common Stock outstanding.

	INDEX

	PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2011 and the Three and Six Months Ended June 30, 2010	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and the Six Months Ended June 30, 2010	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4.	Controls and Procedures	21

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 6.	Exhibits	24

	Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$8,567	$8,819
Restricted cash	400	400
Accounts receivable, (net of allowances for bad debts and customer credits of $440 and $621 at June 30, 2011 and December 31, 2010, respectively)	10,018	9,067
Prepaid expenses and other current assets	666	797
Total current assets	19,651	19,083
Property and equipment, net	1,941	1,733
Long-term strategic investment	1,017	1,000
Intangible assets, net	3,577	4,258
Goodwill	11,677	11,677
Other assets	81	81
Total assets	$37,944	$37,832
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,769	$3,713
Accrued expenses and other current liabilities	3,569	4,995
Deferred revenues	487	564
Total current liabilities	8,825	9,272
Convertible note payable	5,000	5,000
Other non-current liabilities	566	457
Total liabilities	14,391	14,729
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 46,076,062 and 45,689,062 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	46	46
Additional paid-in capital	306,177	305,356
Accumulated deficit	(282,670)	(282,299)
Total stockholders’ equity	23,553	23,103
Total liabilities and stockholders’ equity	$37,944	$37,832

See accompanying notes.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Purchase requests	$14,189	$11,245	$29,153	$21,979
Advertising	988	869	1,989	1,922
Other revenues	70	17	138	42
Total net revenues	15,247	12,131	31,280	23,943
Cost of revenues (excludes depreciation of $87 and $40 for the three months ended June 30, 2011 and 2010, respectively and $142 and $76 for the six months ended June 30, 2011 and 2010, respectively)	8,885	7,889	18,758	14,953
Gross profit	6,362	4,242	12,522	8,990
Operating expenses:
Sales and marketing	2,211	2,886	4,630	5,639
Technology support	1,662	1,430	3,386	2,677
General and administrative	1,943	3,060	4,028	5,749
Depreciation and amortization	504	188	950	377
Litigation settlements	(261)	(43)	(328)	(2,806)
Total operating expenses	6,059	7,521	12,666	11,636

Operating income (loss)	303	(3,279)	(144)	(2,646)
Interest and other income, net	13	313	23	490
Income (loss) before income tax expense	316	(2,966)	(121)	(2,156)
Income tax expense	117	35	250	48
Net income (loss) and comprehensive income (loss)	$199	$(3,001)	$(371)	$(2,204)

Basic and diluted earnings (loss) per common share	$0.00	$(0.07)	$(0.01)	$(0.05)

See accompanying notes.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(371)	$(2,204)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,075	643
Provision for bad debts	30	82
Provision for customer credits	454	287
Share-based compensation	500	572
Changes in assets and liabilities:
Accounts receivable	(1,435)	766
Prepaid expenses and other current assets	131	(393)
Other non-current assets	—	(40)
Accounts payable	1,056	383
Accrued expenses and other liabilities	(1,259)	(832)
Deferred revenues	(77)	(63)
Non-current liabilities	109	(34)
Net cash provided by (used in) operating activities	213	(833)
Cash flows from investing activities:
Purchases of property and equipment	(602)	(489)
Long-term strategic investment	(17)	—
Net cash used in investing activities	(619)	(489)
Cash flows from financing activities:
Proceeds from exercise of stock options	321	102
Payment of contingent fee arrangement	(167)	—
Net cash provided by financing activities	154	102
Net decrease in cash and cash equivalents	(252)	(1,220)
Cash and cash equivalents, beginning of period	8,819	25,097
Cash and cash equivalents, end of period	$8,567	$23,877

See accompanying notes.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through its internet purchase request referral programs, together with related Dealer marketing products and services, online advertising programs and data products.

Internet purchase request referrals (“Purchase Requests”) are internet requests from consumers seeking information or quotes regarding pricing and availability of new or used vehicles or for vehicle financing.  The Company’s network of owned, consumer-facing automotive websites (“Owned Websites”), which include our flagship website, Autobytel.com®, Autotropolis.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, MyGarage.com® and MyRide.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Purchase Requests.  Purchase Requests are internally generated from the Company’s Owned Websites (“Internally-Generated Purchase Requests”) or purchased from third parties (“Other Purchase Requests”) that generate Purchase Requests from their websites (“Third Party Websites”).  Autobytel sells Internally-Generated Purchase Requests and Other Purchase Requests directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Purchase Request distribution industry.  In conjunction with the Company’s Purchased Request programs, Autobytel also offers Dealers and Manufacturers other products and services to assist them in capturing online, in-market customers and selling more vehicles, including the Company’s iControl by Autobyteltm, WebLeads+, Email Marketing Manager and Lead Call products and services.  Through their advertising placements on the Company’s Owned Websites, Manufacturers can direct consumers to their respective websites for further information.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Global Market under the symbol ABTL.

In June 2011, the Company launched the first phase of a multi-phase redesign of its flagship website, Autobytel.com.

On September 17, 2010 (“Acquisition Date”), the Company acquired substantially all of the assets of privately-held Autotropolis, Inc., a Florida corporation, and Cyber Ventures, Inc., a Florida corporation (collectively, “Auto/Cyber”). The business acquired from Cyber Ventures, Inc. generates and sells in-market consumer automotive Purchase Requests.  The business acquired from Autotropolis, Inc., through its Autotropolis.com website, provides new vehicle Purchase Requests and related products and services directly to Dealers and expanded the Company’s ability to monetize the acquired, incremental traffic through advertising on the site.  Auto/Cyber’s results of operations are included in the Company’s consolidated financial statements beginning September 17, 2010.

Although the Company achieved positive cash flow for the quarter ended June 30, 2011, the Company has historically experienced negative cash flow and at June 30, 2011 had an accumulated deficit of $283 million. Based on the Company’s current operating plan for 2011, the Company expects that its net operating cash flows will improve from 2010 levels.  The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular; however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

    In the opinion of Autobytel’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Autobytel’s consolidated condensed financial position as of June 30, 2011 and the consolidated condensed statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The statements of operations and comprehensive income (loss) and cash flows for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

3. Acquisition of Autotropolis, Inc. and Cyber Ventures, Inc.

On the Acquisition Date, the Company acquired substantially all of the assets of Auto/Cyber.  The results of Auto/Cyber’s operations have been included in the consolidated financial statements since that date.  The businesses acquired, through proprietary content, generate and sell in-market consumer automotive Purchase Requests and, through the Autotropolis.com website, provides new car Purchase Requests and related digital products directly to automotive dealers.  Two former owners of the acquired businesses were employed by the Company upon closing of the acquisition. Payments of purchase consideration are made to entities controlled by the former owners.  Prior to the acquisition, Cyber Ventures, Inc. was a Purchase Request provider for the Company.

The Acquisition Date fair value of the consideration transferred totaled $16.8 million which consisted of the following:

(in thousands)

Cash	$9,000
Convertible subordinated promissory note	5,900
Warrant to purchase 2,000,000 shares of Company Common Stock	1,260
Contingent consideration	526
Working capital adjustment	99
$16,785

As part of the consideration paid for the acquisition, the Company issued a convertible subordinated promissory note for $5.0 million (“Note”) to the sellers.  The fair value of the Note as of the Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the Note include a market yield of 15.0% and stock price volatility of 77.5%.  As the Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Note may convert all or any part of, but in 200,000 minimum share increments, the then outstanding and unpaid principal of the Note into fully paid shares of the Company’s common stock at a conversion price of $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

The warrant to purchase 2,000,000 shares of Company common stock issued in connection with the acquisition (“Warrant”) was valued as of the Acquisition Date at $0.63 per share for a total value of $1.3 million.  The Company used an option pricing model to determine the value of the Warrant.  Key assumptions used in valuing the Warrant are as follows: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Warrant was valued based on long-term volatilities of the Company and comparable public companies as of the Acquisition Date.  The exercise price of the Warrant is $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant becomes exercisable on the third anniversary of the issuance date and expires on the eighth anniversary of the issuance date.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

    The contingent consideration arrangement (“Contingent Consideration”) requires the Company to pay up to $1.0 million (representing quarterly payments of up to $83,334 beginning fourth quarter 2010 and ending third quarter 2013) of additional consideration to the sellers if certain quarterly Purchase Request volume, Purchase Request quality and gross margin targets are met.  The targets were met for the quarter ended June 30, 2011, and the Company will pay the sellers $83,334 for the quarter.  The fair value of the Contingent Consideration as of the Acquisition Date was $526,000. The fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures.

The key assumptions in applying the Monte Carlo Simulation consisted of minimum, maximum and modal values for the expected quarterly incremental Purchase Request volume, close rate index and gross margin growth rate as well as a triangular distribution assumption. The Company recorded an additional $237,000, $31,000 and $30,000 in fair value in the fourth quarter of 2010, the first quarter of 2011 and the second quarter of 2011, respectively, to account for changes in the range of outcomes for the Contingent Consideration recognized as a result of the acquisition of Auto/Cyber. The Company has recorded a liability of $658,000 related to the Contingent Consideration as of June 30, 2011.

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

The goodwill recognized of $11.7 million is attributable primarily to expected synergies and the assembled workforce of Auto/Cyber.  Of this amount, approximately $10.3 million is amortizable for income tax purposes.  As of June 30, 2011, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Auto/Cyber.

The Company incurred $687,000 of acquisition related costs related to Auto/Cyber, all of which was expensed in 2010.

The operating results of Auto/Cyber have been included in the Company’s consolidated financial statements from the Acquisition Date through June 30, 2011.  Total revenue of $4.1 million and $8.9 million and net income of $0.9 million and $1.9 million, which includes all Purchase Requests generated through Auto/Cyber, was recognized for Auto/Cyber in the three and six months ended June 30, 2011, respectively.

The following unaudited pro forma information presents the consolidated results of the Company and Auto/Cyber for the three and six months ended June 30, 2010 with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2010, are as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(in thousands)	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$14,792	$29,138
Net loss	$(3,091)	$(2,591)

4.  Computation of Basic and Diluted Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of the Warrant and common shares issuable upon the conversion of the Note.  The following are the share amounts utilized to compute the basic and diluted net earnings (loss) per share for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic shares:
Weighted average common shares outstanding	46,060,009	45,256,231	45,923,287	45,212,710
Weighted average unvested restricted stock	(68,160)	(296,456)	(88,672)	(330,977)
Basic shares	45,991,849	44,959,775	45,834,615	44,881,733

Diluted Shares:
Basic Shares	45,991,849	44,959,775	45,834,615	44,881,733
Weighted average dilutive securities	2,691,906	—	—	—
Dilutive Shares	48,683,755	44,959,775	45,834,615	44,881,733

For the three and six months ended June 30, 2011, 10.7 million and 13.3 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted loss per share, respectively.  For both the three and six months ended June 30, 2010, 3.8 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share.

5. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) as follows:

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Share-based compensation expense:
Cost of revenues	$11	$9	$12	$18
Sales and marketing	99	55	182	114
Technology support	85	33	160	65
General and administrative (a)	83	233	155	375
Share-based compensation costs	278	330	509	572

Amount capitalized to internal use software	5	—	9	—
Total share-based compensation costs	$273	$330	$500	$572

(a)  Approximately $96,000 of accelerated stock compensation expense is included in the six months ended June 30, 2010 amount.  Vesting of these awards accelerated in accordance with the original award agreements.

Service-Based Options.  During the three months ended June 30, 2011, the Company granted 319,500 service-based stock options with weighted average grant date fair values of $0.77 and weighted average exercise prices of $1.23.  During the six months ended June 30, 2011, the Company granted 605,048 service-based stock options with weighted average grant date fair values of $0.70 and weighted average exercise prices of $1.12.  During the three months ended June 30, 2010, the Company granted 648,710 service-based stock options with weighted average grant date fair values of $0.63 and weighted average exercise prices of $1.03.  During the six months ended June 30, 2010, the Company granted 871,210 service-based stock options with weighted average grant date fair values of $0.64 and weighted average exercise prices of $1.04.  These options generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

  Performance-based Options.  During the six months ended June 30, 2011, the Company granted 1,259,903 performance-based stock options (“Performance Options”) to certain employees with a weighted average grant date fair value of $0.59, using a Black-Scholes option pricing model.  The Performance Options are subject to two vesting requirements and conditions: i) percentage achievement of 2011 revenues and earnings before interest, taxes, depreciation and amortization goals and ii) time vesting.

Market Condition Options.  In 2009 the Company granted 1,068,250 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $0.35, with a fair market value per option granted of $0.19, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company’s common stock, which conditions have been satisfied.  Certain of these options will accelerate vesting upon a change in control of the Company. During the three months ended June 30, 2011, 12,550 of these market condition stock options were exercised.

During the three and six months ended June 30, 2011, 35,417 and 387,000 stock options (inclusive of the 12,550 and 107,720 market condition stock options exercised during the period, respectively) were exercised, with an aggregate weighted average exercise price of $0.79 and $0.81, respectively.  There were no options exercised during the three months ended March 31, 2010. During the six months ended June 30, 2010, 226,108 stock options were exercised, with an aggregate weighted average exercise price of $0.45. The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	—	—	—	—
Volatility	85%	83%	84%	83%
Risk-free interest rate	1.5%	1.7%	1.6%	1.8%
Expected life (years)	4.1	4.1	4.1	4.1

Warrant.  In connection with the acquisition of Auto/Cyber, the Company issued to the sellers the Warrant described in Footnote 3 above. The Warrant was valued at $0.63 per share on the Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.

6. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Computer software and hardware and capitalized internal use software	$12,254	$11,651
Furniture and equipment	1,505	1,505
Leasehold improvements	1,024	1,024
	14,783	14,180
Less – Accumulated depreciation and amortization	(12,842)	(12,447)
Property and equipment, net	$1,941	$1,733

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, and in particular with two Manufacturers (General Motors and Nissan). During the first six months of 2011, approximately 12% of the Company’s total revenues were derived from General Motors and Nissan, and approximately 15% or $1.5 million of gross accounts receivable related to these Manufacturers at June 30, 2011.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Investments.  On August 16, 2010, the Company acquired less than a 5% interest in Driverside, Inc. for $1,000,000.  The Company made an additional investment in Driverside, Inc. in the three months ended June 30, 2011 for $16,737.  The Company recorded the investments in Driverside, Inc. at cost because the Company does not have significant influence over Driverside, Inc.  The Company reviews for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of June 30, 2011, there were no changes in the recognized amount of the investment in Driverside, Inc.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.

In connection with the acquisition of Auto/Cyber on September 17, 2010, the Company identified $4.5 million of intangible assets.  The intangible assets will be amortized over the following estimated useful lives:

Intangible Asset	Estimated Useful Life
Trademarks/trade names	5 years
Software and publications	3 years
Customer relationships	3 years
Employment/non-compete agreements	5 years

Amortization expense for the remainder of the year and for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2011	$689
2012	1,356
2013	1,037
2014	286
2015	209
$3,577

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

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

	June 30,	December 31,
	2011	2010
	(in thousands)
Compensation and related costs	$1,349	$1,988
Professional fees and other accrued expenses	1,244	2,103
Amounts due to customers	391	367
Other current liabilities	585	537
Total accrued expenses and other current liabilities	$3,569	$4,995

Long-term debt.  In connection with the acquisition of Auto/Cyber, the Company issued the Note described in Footnote 3.

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

The Company did not have reasonable assurance that it would receive the remaining payment on its due date and therefore had not recorded any amounts receivable related to the Settlement Agreement as of December 31, 2009.  On March 15, 2010, the Company had received the final annual installment payment of $2.7 million.  The Company recorded the payment as a patent litigation settlement in the period payment was received, as a reduction to operating expenses.

Texas and California Patent Litigation Settlements. In April 2009, the Company entered into a settlement agreement with Insweb Corporation (“Insweb”), Leadpoint, Inc. (“Leadpoint”), and Internet Brands, Inc. (“Internet Brands”) settling and dismissing with prejudice various patent-related and other claims by and against the Company. Under the settlement terms, Autobytel granted to Insweb, Leadpoint and Internet Brands, and Insweb, Leadpoint and Internet Brands each granted to Autobytel, a non-exclusive perpetual license to their respective patents as well as long-term covenants not to sue any of the parties for infringement of current or future patents; and mutual releases of claims. In connection with the settlement, (i) Autobytel and Autodata Solutions, Inc. (“Autodata”), a wholly owned subsidiary of Internet Brands, entered into a Master License and Services Agreement pursuant to which the Company will have the right to publish certain editorial content, images, shopping tools and vehicle data provided by Autodata for a term of five years; and (ii) shares of Internet Brands’ common stock previously issued to one of the Company’s subsidiaries but held by Internet Brands was released to the Company. In addition, InsWeb and Autobytel entered into a Content License Agreement pursuant to which Autobytel will receive specific auto insurance editorial content, data and interactive tools from InsWeb. The content and tools will contain links to one of InsWeb’s insurance websites, and Autobytel and InsWeb will share the revenue associated with consumer activity generated by the links. LeadPoint agreed to pay Autobytel $200,000, $100,000 of which was paid in connection with the signing of the settlement, to be followed by $50,000 installments payable on or before March 31, 2010 and September 30, 2010, respectively. The $50,000 payments were received in April and October of 2010, respectively.  In connection with the settlement, all claims brought by Insweb, Internet Brands and Leadpoint against Dominion Enterprises (“Dominion”), the purchaser of the Company’s AVV business, and Retention Performance Marketing, Inc. (“RPM”), and OneCommand, Inc. (“OneCommand”), the purchaser of the Company’s RPM business, were also dismissed with prejudice, with Internet Brands, Leadpoint, and Insweb each providing Dominion, OneCommand, and RPM covenants not to sue for infringement of the Insweb patent at issue in the litigation, and Dominion, OneCommand, and RPM each granting to Insweb, Internet Brands, and Leadpoint, and Insweb, Internet Brands and Leadpoint each granting to Dominion, OneCommand, and RPM, mutual releases of claims.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

8.  Taxes

The Company was audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011 and is awaiting the results of the state’s audit.  The Company is also in an on-going income tax examination by the New York State Department of Taxation and Finance for the period January 1, 2006 through December 31, 2008.  The Company believes it has made adequate reserves for state tax items through June 30, 2011.

9. Commitments and Contingencies

Employment Agreements

The Company has employment agreements and retention agreements with certain key employees. A number of these agreements require severance payments, continuation of certain insurance benefits and acceleration of vesting of stock options and restricted stock units in the event of a termination of employment by the Company without cause or by the employee for good reason. In addition, these employees were also granted stock options and awarded restricted stock, the agreements for which provide for acceleration of vesting upon a change in control of the Company.

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel, certain of the Company’s current and former directors and officers (“Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including the parties in the Autobytel case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel. On October 6, 2009, the Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit.  One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive appeal, and Autobytel is found liable, it is possible that damages could be greater than Autobytel’s insurance coverage, and the impact on Autobytel’s financial statements could be material.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (“Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including Autoweb’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb. On October 6, 2009, the Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit.  One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal.  Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive that appeal, and Autoweb is found liable, it is possible tha damages could be greater than Autoweb’s insurance coverage and the impact on Autobytel’s financial statements could be material.

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

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through our internet purchase request referral programs, together with related Dealer marketing products and services, online advertising programs and data products.

Internet purchase request referrals (“Purchase Requests”) are internet requests from consumers seeking information or quotes regarding pricing and availability of new or used vehicles or for vehicle financing.  Our network of owned, consumer-facing automotive websites (“Owned Websites”), which include our flagship website, Autobytel.com®, Autotropolis.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, MyGarage.com® and MyRide.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Purchase Requests.  Purchase Requests are internally generated from the Company’s Owned Websites (“Internally-Generated Purchase Requests”) or purchased from third parties (“Other Purchase Requests”) that generate Purchase Requests from their websites (“Third Party Websites”).  We sell Internally-Generated Purchase Requests and Other Purchase Requests directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Purchase Request distribution industry.  In conjunction with our Purchase Request programs, we also offer Dealers and Manufacturers other products and services to assist them in capturing online, in-market customers and selling more vehicles, including our iControl by Autobyteltm, WebLeads+, Email Marketing Manager, and Lead Call products and services.

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

In June 2011, we launched the first phase of a multi-phase redesign of its flagship website, Autobytel.com.  The new website delivers a comprehensive consumer proposition of Your Lifetime Automotive Advisor® by assisting consumers as they navigate all stages of the automotive shopping, buying and ownership experiences.  By engaging consumers throughout the entire lifecycle of their automotive lives, Autobytel enhances its opportunity to further scale its brand and market penetration.

For the three and six months ended June 30, 2011, our results of operations were affected and may continue to be affected in the future, by market and economic factors, including, but not limited to, the following:

•	General economic and automotive industry conditions, including:

•	The adverse effect of high unemployment on the number of vehicle purchasers,

•	Availability of, and interest rates for, financing for vehicle purchases,

•	Pricing and purchase incentives for vehicles,
•	Rising gasoline prices, and

•	The pace of recovery in vehicle production by Japanese Manufacturers post the March 2011 earthquake and tsunami in Japan.

•	The market for Purchase Requests, including:

•
The effects of competition and Purchase Request sourcing (i.e., Purchase Requests from our Owned Websites versus Other Purchase Requests acquired from third parties) on our supply and acquisition costs of quality Purchase Requests and the resulting effects on sales, pricing and margins for our services and products, and

•	Increases or decreases in the number of Dealers in our Dealer base.

•	The market for advertising services, including:

•	Continued volatility in spending by Manufacturers and others in marketing allocations,

•	The amount of visits (traffic) to our Owned Websites,

•	The cost of acquiring traffic to our Owned Websites, and

•	The rates attainable from our advertisers.

Results of Operations

 Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

	2011	% of total net revenues	2010	% of total net revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Purchase requests	$14,189	93%	$11,245	93%	$2,944	26%
Advertising	988	7	869	7	119	14
Other revenues	70	—	17	—	53	312
Total net revenues	15,247	100	12,131	100	3,116	26
Cost of revenues (excludes depreciation of $87 and $40 for the three months ended June 30, 2011 and 2010, respectively)	8,885	58	7,889	65	996	13
Gross profit	6,362	42	4,242	35	2,120	50
Operating expenses:
Sales and marketing	2,211	15	2,886	24	(675)	(23)
Technology support	1,662	11	1,430	12	232	16
General and administrative	1,943	13	3,060	25	(1,117)	(37)
Depreciation and amortization	504	3	188	1	316	168
Litigation settlements	(261)	(2)	(43)	—	(218)	507
Total operating expenses	6,059	40	7,521	62	(1,462)	(19)
Operating income (loss)	303	2	(3,279)	(27)	3,582	(109)
Interest and other income	13	—	313	3	(300)	(96)
Income (loss) before income tax expense	316	2	(2,966)	(24)	3,282	(111)
Income tax expense	117	1	35	—	82	234
Net income (loss)	$199	1%	$(3,001)	(24)%	$3,200	(107%)

Purchase Requests.  Purchase Requests revenue increased $2.9 million or 26% in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the acquisition of Auto/Cyber.  The volume of new and used retail automotive Purchase Requests delivered decreased 11%, but was offset by an increase of 75% in the volume of automotive Purchase Requests delivered to Manufacturers and other wholesale purchasers.

Advertising. Advertising revenues increased $0.1 million or 14% in the second quarter of 2011 compared to the second quarter of 2010 due primarily to an increase in direct email marketing revenue.

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

The $1.0 million or 13% increase in the cost of revenues in the second quarter of 2011 compared to the second quarter of 2010 was due primarily to an increase in SEM costs associated with the acquisition of Auto/Cyber.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support, and bad debt expense. Sales and marketing expense in the second quarter of 2011 decreased by $0.7 million or 23% compared to the second quarter of 2010 due principally to lower headcount-related compensation costs.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expenses in the second quarter of 2011 increased by $0.2 million or 16% compared to the second quarter of 2010 due to increased personnel costs associated with the Auto/Cyber acquisition and increased website hosting fees.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the second quarter of 2011 decreased by $1.1 million or 37% compared to the second quarter of 2010 due to decreased headcount-related compensation costs and a decrease in other controllable costs.

Depreciation and amortization.  Depreciation and amortization expense for the second quarter of 2011 increased by $0.3 million primarily due to the addition of intangible assets related to the Auto/Cyber acquisition in the third quarter of 2010.

Litigation settlements.  Patent and other litigation settlements for the second quarter of 2011 was $0.3 million, primarily from the settlement of an arbitration claim seeking indemnification from a third party supplier relating to the third party’s method of soliciting Purchase Requests.  The arbitration settlement represented the recovery of legal fees and other related expenses previously expensed under General and Administrative operating expenses.

Interest and other income.  Interest and other income was $13,000 in the second quarter of 2011 compared to $0.3 million in the second quarter of 2010.  Interest and other income consisted primarily of patent licensing fees received.

Income taxes. Income tax expense was $0.1 million in the second quarter of 2011compared to $35,000 in the second quarter of 2010. The current quarter tax expense was primarily related to state taxes in Texas, Michigan and Florida and the increase in the deferred tax liability related to tax deductible goodwill amortization.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

	2011	% of total net revenues	2010	% of total net revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Purchase requests	$29,153	93%	$21,979	92%	$7,174	33%
Advertising	1,989	7	1,922	8	67	3
Other revenues	138	—	42	—	96	229
Total net revenues	31,280	100	23,943	100	7,337	31
Cost of revenues (excludes depreciation of $142 and $76 for the six months ended June 30, 2011 and 2010, respectively)	18,758	60	14,953	62	3,805	25
Gross profit	12,522	40	8,990	38	3,532	39
Operating expenses:
Sales and marketing	4,630	15	5,639	24	(1,009)	(18)
Technology support	3,386	11	2,677	11	709	26
General and administrative	4,028	12	5,749	24	(1,721)	(30)
Depreciation and amortization	950	3	377	2	573	152
Litigation settlements	(328)	(1)	(2,806)	(12)	2,478	(88)
Total operating expenses	12,666	40	11,636	49	1,030	9
Operating loss	(144)	—	(2,646)	(11)	2,502	(95)
Interest and other income	23	—	490	2	(467)	(95)
Loss before income tax expense	(121)	—	(2,156)	(9)	2,035	(94)
Income tax expense	250	1	48	—	202	421
Net loss	$(371)	(1)%	$(2,204)	(9)%	$1,833	(83%)

Purchase Requests.  Purchase Requests increased $7.2 million or 33% in the first six months of 2011 compared to the first six months of 2010 primarily due to the acquisition of Auto/Cyber.  The volume of new and used retail automotive Purchase Requests delivered decreased 7%, but was offset by an increase of 96% in the volume of automotive Purchase Requests delivered to Manufacturers and other wholesale purchasers.

Advertising. Advertising revenues increased $67,000 or 3% in the first six months of 2011 compared to the first six months of 2010 due primarily to an increase in direct email marketing revenue.

Cost of Revenues.  Cost of revenues consists of Purchase Request and traffic acquisition costs, and other cost of revenues. Purchase Request and traffic acquisition costs consist of payments made to our Purchase Request providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including SEO activity, included on our properties, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company’s websites.

The $3.8 million or 25% increase in the cost of revenues in the first six months of 2011 compared to the first six months of 2010 was due primarily to an increase in SEM costs associated with the acquisition of Auto/Cyber.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support, and bad debt expense. Sales and marketing expense in the first six months of 2011 decreased by $1.0 million or 18% compared to the first six months of 2010 due principally to lower headcount-related compensation costs.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expenses in the first six months of 2011 increased by $0.7 million or 26% compared to the first six months of 2010 due to increased personnel costs associated with the Auto/Cyber acquisition and increased website hosting fees.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first six months of 2011 decreased by $1.7 million or 30% compared to the first six months of 2010 due to decreased headcount-related compensation costs and a decrease in other controllable costs.

Depreciation and amortization.  Depreciation and amortization expense for the first six months of 2011 increased by $0.6 million primarily due to the addition of intangible assets related to the Auto/Cyber acquisition after the first six months of 2010.

Litigation settlements.  Patent and other litigation settlements for the first six months of 2011 were $0.3 million compared to $2.8 million in the first six months of 2010.  The $0.3 million in the first six months of 2011 was primarily from the settlement of an arbitration claim seeking indemnification from a third party supplier relating to the third party’s method of soliciting Purchase Requests.  The arbitration settlement represented the recovery of legal fees and other related expenses previously expensed under General and Administrative operating expenses.  The Company received $2.7 million in the first six months of 2010, which represented the final installment of the settlement of the Company’s patent infringement against Dealix Corporation.

Interest and other income.  Interest and other income was $23,000 in the first six months of 2011 compared to $0.5 million in the first six months of 2010.  Interest and other income consisted primarily of patent licensing fees received.

Income taxes. Income tax expense was $0.3 million in the first six months of 2011compared to $48,000 in the first six months of 2010. The current quarter tax expense was primarily related to state taxes in Texas, Michigan and Florida and the increase in the deferred tax liability related to tax deductible goodwill amortization.

 Employees

As of August 1, 2011 we had 120 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$213	$(833)
Net cash used in investing activities	(619)	(489)
Net cash provided by financing activities	154	102

Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $8.6 million as of June 30, 2011 compared to cash and cash equivalents of $8.8 million as of December 31, 2010.

Net Cash  Provided by (Used in) Operating Activities.  Net cash provided by operating activities in the six months ended June 30, 2011 of $0.2 million resulted primarily from net losses of $0.4 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $1.3 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2010 and paid in the first six months of 2011 and a $1.4 million decrease in our accounts receivable balance.  Net cash used in operating activities in the six months ended June 30, 2010 of $0.8 million resulted primarily from net losses, as adjusted for non-cash charges to earnings, $0.8 million of cash received related to our accounts receivable, partially offset by cash used to reduce accrued liabilities of $0.8 million primarily related to the payment of annual incentive compensation amounts accrued in 2009 and paid in the first six months of 2010.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $0.6 million and $0.5 million in the six months ended June 30, 2011 and 2010, respectively, and is related primarily to the investment in upgrading our internal information technology infrastructure.

Net Cash Provided by Financing Activities.  Our primary source of cash from financing activities is from the exercise of stock options.  387,000 stock options were exercised in the six months ended June 30, 2011 resulting in $0.3 million of cash inflow.  In addition, contingent payments of $167,000 were made related to the Auto/Cyber acquisition.  226,108 stock options were exercised in the six months ended June 30, 2010, resulting in $0.1 million of cash inflow.  Our future cash flows from employee stock options, if any, will depend on the future timing, exercise price, and amount of stock option exercises.

Off-Balance Sheet Arrangements

At June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(D)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three months ended June 30, 2011 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion at Part I, Item 1, Note 9, “Commitments and Contingencies – Litigation” to the unaudited consolidated condensed financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2010 Annual Report on Form 10-K, may affect our future financial condition and results of operations.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2010 Annual Report on Form 10-K, as supplemented or superseded below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

We are affected by general economic conditions and, in particular, conditions in the automotive industry.

Our business and results of operations and financial condition is affected by general economic conditions, and, in particular, conditions in the automotive industry. These conditions include:

•	The adverse effect of high unemployment on the number of vehicle purchasers,

•	Availability of, and interest rates for, financing for vehicle purchases,

•	Pricing and purchase incentives for vehicles,
•	Rising gasoline prices, and

•	The pace of recovery in vehicle production by Japanese Manufacturers post the March 2011 earthquake and tsunami in Japan.

•	The market for Purchase Requests, including:

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

Because our business is dependent on the internet, the adoption of new local, state or federal tax laws or regulations or new interpretations of existing laws or regulations by governmental authorities may subject us to additional local, state or federal sales, use or income taxes and could decrease the growth of internet usage or marketing or the acceptance of internet commerce which could, in turn, decrease the demand for our services and increase our costs.  As a result, our business, results of operations and financial condition could be materially and adversely affected. Tax authorities in a number of states are currently reviewing and re-evaluating the tax treatment of companies engaged in internet commerce, including the application of sales taxes to internet marketing businesses similar to ours. We accrue for tax contingencies based upon our estimate of the taxes ultimately expected to be paid, which we update over time as more information becomes available.  The amounts ultimately paid in resolution of reviews or audits by taxing authorities could be materially different from the amounts we have accrued and result in additional tax expense, and our business, results of operations and financial condition could be materially and adversely affected.  The Company was audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011 and we are awaiting the results of the state’s audit.  The Company is also in an on-going income tax examination by the New York State Department of Taxation and Finance for the period January 1, 2006 through December 31, 2008.  The Company believes it has made adequate reserves for state tax items through June 30, 2011.

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

10.61*	Form of Employee Stock Option Award Agreement under the Autobytel Inc. 2010 Equity Incentive Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

*	Filed herewith
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

AUTOBYTEL INC.

Date: August 5, 2011	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 5, 2011	By:	/s/ Wesley Ozima
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

10.61*	Form of Employee Stock Option Award Agreement under the Autobytel Inc. 2010 Equity Incentive Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

*	Filed herewith

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