Form 10-Q
period 2011-09-30
AUTOBYTEL INC
filed 2011-11-10
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

As of November 7, 2011, there were 46,121,727 shares of the Registrant’s Common Stock outstanding.

	INDEX

	PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2011 and the Three and Nine Months Ended September 30, 2010	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and the Nine Months Ended September 30, 2010	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4.	Controls and Procedures	22

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	23

ITEM 6.	Exhibits	27

	Signatures	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$9,243	$8,819
Restricted cash	400	400
Accounts receivable (net of allowances for bad debts and customer credits of $530 and $621 at September 30, 2011 and December 31, 2010, respectively)	10,481	9,067
Prepaid expenses and other current assets	726	797
Total current assets	20,850	19,083
Property and equipment, net	1,756	1,733
Long-term strategic investment	194	1,000
Intangible assets, net	3,235	4,258
Goodwill	11,677	11,677
Other assets	77	81
Total assets	$37,789	$37,832
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,700	$3,713
Accrued expenses and other current liabilities	3,751	4,995
Deferred revenues	448	564
Total current liabilities	7,899	9,272
Convertible note payable	5,000	5,000
Other non-current liabilities	593	457
Total liabilities	13,492	14,729
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 46,114,004 and 45,689,062 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	46	46
Additional paid-in capital	306,475	305,356
Accumulated deficit	(282,224)	(282,299)
Total stockholders’ equity	24,297	23,103
Total liabilities and stockholders’ equity	$37,789	$37,832

See accompanying notes.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Purchase requests	$15,482	$11,875	$44,635	$33,854
Advertising	784	1,037	2,772	2,959
Other revenues	44	19	182	61
Total net revenues	16,310	12,931	47,589	36,874
Cost of revenues (excludes depreciation of $70 and $45 for the three months ended September 30, 2011 and 2010, respectively and $211 and $120 for the nine months ended September 30, 2011 and 2010, respectively)	9,738	8,174	28,496	23,127
Gross profit	6,572	4,757	19,093	13,747
Operating expenses:
Sales and marketing	2,153	2,937	6,782	8,576
Technology support	1,855	1,897	5,241	4,573
General and administrative	1,781	2,869	5,809	8,618
Depreciation and amortization	419	223	1,369	601
Litigation settlements	(65)	(66)	(393)	(2,871)
Total operating expenses	6,143	7,860	18,808	19,497

Operating income (loss)	429	(3,103)	285	(5,750)
Interest and other income, net	8	88	31	578
Income (loss) before income tax expense	437	(3,015)	316	(5,172)
Income tax (benefit) expense	(9)	46	241	94
Net income (loss) and comprehensive income (loss)	$446	$(3,061)	$75	$(5,266)

Basic and diluted earnings (loss) per common share	$0.01	$(0.07)	$0.00	$(0.12)

See accompanying notes.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$75	$(5,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,598	866
Provision for bad debts	78	102
Provision for customer credits	633	468
Write-down of property and equipment	5	—
Share-based compensation	768	803
Changes in assets and liabilities:
Accounts receivable	(2,125)	68
Prepaid expenses and other current assets	71	(616)
Other non-current assets	4	48
Accounts payable	(13)	224
Accrued expenses and other liabilities	(994)	(253)
Deferred revenues	(116)	(79)
Non-current liabilities	136	(125)
Net cash provided by (used in) operating activities	120	(3,760)
Cash flows from investing activities:
Purchases of property and equipment	(603)	(1,114)
Purchase of Autotropolis and Cyber Ventures	—	(9,000)
Change in long-term strategic investment	806	(1,000)
Net cash provided by (used in) investing activities	203	(11,114)
Cash flows from financing activities:
Proceeds from exercise of stock options	351	109
Payment of contingent fee arrangement	(250)	—
Net cash provided by financing activities	101	109
Net increase (decrease) in cash and cash equivalents	424	(14,765)
Cash and cash equivalents, beginning of period	8,819	25,097
Cash and cash equivalents, end of period	$9,243	$10,332

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

Internet purchase request referrals (“Purchase Requests”) are internet requests from consumers seeking information or quotes regarding pricing and availability of new or used vehicles or for vehicle financing.  The Company’s network of owned, consumer-facing automotive websites (“Owned Websites”), which include Autobytel.com®, our flagship website, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, MyGarage.com® and MyRide.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Purchase Requests.  Purchase Requests are internally generated from the Company’s Owned Websites (“Internally-Generated Purchase Requests”) or purchased from third parties (“Other Purchase Requests”) that generate Purchase Requests from their websites (“Third Party Websites”).  Autobytel sells Internally-Generated Purchase Requests and Other Purchase Requests directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Purchase Request distribution industry.  In conjunction with the Company’s Purchase Request programs, Autobytel also offers Dealers and Manufacturers other products and services to assist them in capturing online, in-market customers and selling more vehicles, including the Company’s iControl by Autobyteltm, WebLeads+, Email Marketing Manager and Lead Call products and services.  Through their advertising placements on the Company’s Owned Websites, Manufacturers can direct consumers to their respective websites for further information.

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

Although the Company achieved positive cash flow for the quarter ended September 30, 2011, the Company has historically experienced negative cash flow and at September 30, 2011 had an accumulated deficit of $282 million. Based on the Company’s current operating plan for 2011, the Company expects that its net operating cash flows will improve from 2010 levels.  The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular; however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

In the opinion of Autobytel’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Autobytel’s consolidated condensed financial position as of September 30, 2011 and the consolidated condensed statements of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The statements of operations and comprehensive income (loss) and cash flows for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

3.  Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU Update”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The amendments in this ASU Update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820.  The amendments in this ASU Update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: 1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The amendments in this ASU Update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company does not believe that adoption of this ASU Update will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The objective of this ASU Update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU Update.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This ASU Update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not believe that adoption of this update will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  The objective of this ASU Update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The ASU Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under this ASU Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This ASU Update is effective for annual or interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company does not believe that adoption of this ASU will have a material impact on its consolidated financial statements.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

4. Acquisition of Autotropolis, Inc. and Cyber Ventures, Inc.

On the Acquisition Date, the Company acquired substantially all of the assets of Auto/Cyber.  The results of Auto/Cyber’s operations have been included in the consolidated financial statements since that date.  The businesses acquired generate and sell in-market consumer automotive Purchase Requests and, through the Autotropolis.com website, provides new car Purchase Requests and related digital products directly to Dealers.  Two former owners of the acquired businesses were employed by the Company upon closing of the acquisition. Payments of purchase consideration are made to entities controlled by the former owners.  Prior to the acquisition, Cyber Ventures, Inc. was a Purchase Request provider for the Company.

The final fair value allocation of consideration for Auto/Cyber is presented below:
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

The contingent consideration arrangement (“Contingent Consideration”) requires the Company to pay up to $1.0 million (representing quarterly payments of up to $83,334 beginning fourth quarter 2010 and ending third quarter 2013) of additional consideration to the sellers if certain quarterly Purchase Request volume, Purchase Request quality and gross margin targets are met.  The targets were met for the quarter ended September 30, 2011, and the Company will pay the sellers $83,334 for the quarter.  The fair value of the Contingent Consideration as of the Acquisition Date was $526,000. The fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

The key assumptions in applying the Monte Carlo Simulation consisted of minimum, maximum and modal values for the expected quarterly incremental Purchase Request volume, close rate index and gross margin growth rate as well as a triangular distribution assumption. The Company recorded an additional $237,000, $31,000, $30,000 and $45,000 in fair value in the fourth quarter of 2010, the first quarter of 2011, the second quarter of 2011 and the third quarter of 2011, respectively, to account for changes in the range of outcomes for the Contingent Consideration recognized as a result of the acquisition of Auto/Cyber. The Company has recorded a liability of $620,000 related to the Contingent Consideration as of September 30, 2011.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date:

(in thousands)
Accounts receivable	$1,296
Prepaid online advertising	12
Property, plant and equipment	56
Other long-term assets	6
Total tangible assets acquired	1,370

Current liabilities	662
Other liabilities	100
Total liabilities assumed	762

Net identifiable assets acquired	608

Definite-lived intangible assets acquired	4,500

Goodwill	11,677

Net assets acquired	$16,785

The fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

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

The goodwill recognized of $11.7 million is attributable primarily to expected synergies and the assembled workforce of Auto/Cyber.  Of this amount, approximately $10.3 million is amortizable for income tax purposes.  As of September 30, 2011, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Auto/Cyber.

The Company incurred $687,000 of acquisition related costs related to Auto/Cyber, all of which was expensed in 2010.

The operating results of Auto/Cyber have been included in the Company’s consolidated financial statements from the Acquisition Date through September 30, 2011.  Total revenue of $4.4 million and $13.3 million and net income of $1.0 million and $2.9 million, which includes all Purchase Requests generated through Auto/Cyber, was recognized for Auto/Cyber in the three and nine months ended September 30, 2011, respectively.

The following unaudited pro forma information presents the consolidated results of the Company and Auto/Cyber for the three and nine months ended September 30, 2010 with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2010, are as follows:

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

	Three MonthsEnded September 30, 2010	Nine MonthsEnded September 30, 2010
	(in thousands)	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$15,143	$43,561
Net loss	$(2,940)	$(5,537)

5.  Computation of Basic and Diluted Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of the Warrant and common shares issuable upon the conversion of the Note.  The following are the share amounts utilized to compute the basic and diluted net earnings (loss) per share for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic shares:
Weighted average common shares outstanding	46,103,362	45,382,729	45,983,971	45,272,244
Weighted average unvested restricted stock	(26,316)	(226,762)	(67,658)	(299,624)
Basic shares	46,077,046	45,155,967	45,916,313	44,972,620

Diluted Shares:
Basic Shares	46,077,046	45,155,967	45,916,313	44,972,620
Weighted average dilutive securities	1,313,650	—	2,057,747	—
Dilutive Shares	47,390,696	45,155,967	47,974,060	44,972,620

For the three and nine months ended September 30, 2011, 11.7 million and 11.2 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted earnings per share, respectively.  For the three and nine months ended September 30, 2010, 4.7 million and 4.5 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted loss per share, respectively.

6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(in thousands)		(in thousands)
Share-based compensation expense:
Cost of revenues	$11	$8	$23	$27
Sales and marketing	94	74	275	189
Technology support	89	45	250	109
General and administrative (a)	74	104	229	478
Share-based compensation costs	268	231	777	803

Amount capitalized to internal use software	—	—	9	—
Total share-based compensation costs	$268	$231	$768	$803

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

(a)  Approximately $96,000 of accelerated stock compensation expense is included in the nine months ended September 30, 2010 amount.  Vesting of these awards accelerated in accordance with the original award agreements.

Service-Based Options.  During the three months ended September 30, 2011, the Company granted 215,000 service-based stock options with weighted average grant date fair values of $0.68 and weighted average exercise prices of $1.10.  During the nine months ended September 30, 2011, the Company granted 820,048 service-based stock options with weighted average grant date fair values of $0.69 and weighted average exercise prices of $1.12.  During the three months ended September 30, 2010, the Company granted 660,000 service-based stock options with weighted average grant date fair values of $0.53 and weighted average exercise prices of $0.86.  During the nine months ended September 30, 2010, the Company granted 1,613,710 service-based stock options with weighted average grant date fair values of $0.60 and weighted average exercise prices of $0.98.  These options generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

  Performance-based Options.  During the nine months ended September 30, 2011, the Company granted 1,276,990 performance-based stock options (“Performance Options”) to certain employees with a weighted average grant date fair value of $0.60, using a Black-Scholes option pricing model.  The Performance Options are subject to two vesting requirements and conditions: i) percentage achievement of 2011 revenues and earnings before interest, taxes, depreciation and amortization goals and ii) time vesting.

Market Condition Options.  In 2009 the Company granted 1,068,250 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $0.35, with a fair market value per option granted of $0.19, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company’s common stock, which conditions have been satisfied.  Certain of these options will accelerate vesting upon a change in control of the Company. During the three months ended September 30, 2011, 5,637 of these market condition stock options were exercised.

During the three and nine months ended September 30, 2011, 38,498 and 425,498 stock options (inclusive of the 5,637 and 113,357 market condition stock options exercised during the period, respectively) were exercised, with an aggregate weighted average exercise price of $0.76 and $0.81, respectively.  There were 7,546 and 233,654 options exercised during the three and nine months ended September 30, 2010 with an aggregate weighted average exercise price of $0.82 and $0.46, respectively.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	—	—	—	—
Volatility	85%	83%	84%	83%
Risk-free interest rate	1.1%	2.2%	1.5%	2.0%
Expected life (years)	4.1	4.1	4.1	4.1

Warrant.  In connection with the acquisition of Auto/Cyber, the Company issued to the sellers the Warrant described in Footnote 4 above. The Warrant was valued at $0.63 per share on the Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

7. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Computer software and hardware and capitalized internal use software	$12,249	$11,651
Furniture and equipment	1,505	1,505
Leasehold improvements	1,024	1,024
	14,778	14,180
Less – Accumulated depreciation and amortization	(13,022)	(12,447)
Property and equipment, net	$1,756	$1,733

The Company periodically reviews long-lived assets to determine if there are any impairment indicators.  The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets.  If such indicators exist, the Company evaluates the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Should the carrying amount of an asset exceed its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of the fair value of these assets using a discounted cash flow model, which includes assumptions and estimates.

Concentration of Credit Risk and Risks Due to Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. These deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers.  The Company generally requires no collateral to support its accounts receivables and maintains an allowance for bad debts for potential credit losses.

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with General Motors. During the first nine months of 2011, approximately 7% of the Company’s total revenues were derived from General Motors, and approximately 11% or $1.1 million of gross accounts receivable related to General Motors at September 30, 2011.

Investments.  On August 16, 2010, the Company acquired less than a 5% interest in Driverside, Inc. (“Driverside”) for $1,000,000.  The Company made an additional investment in Driverside in the three months ended June 30, 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In the quarter ended September 30, 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company’s pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company’s consolidated balance sheet. The Company is also entitled to receive its pro rata share of amounts, if any, payable upon satisfaction of contingent payment milestones by Driverside and amounts, if any, released from an escrow account established to satisfy post-closing indemnification claims.  The Company reviews for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of September 30, 2011, there were no other changes in the recognized amount of the investment in Driverside.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.

In connection with the acquisition of Auto/Cyber on September 17, 2010, the Company identified $4.5 million of intangible assets.  The intangible assets will be amortized over the following estimated useful lives:

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Intangible Asset	Estimated Useful Life
Trademarks/trade names	5 years
Software and publications	3 years
Customer relationships	3 years
Employment/non-compete agreements	5 years

Amortization expense for the remainder of the year and for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2011	$347
2012	1,356
2013	1,037
2014	286
2015	209
$3,235

Goodwill.  The Company recognized $11.7 million in goodwill related to the acquisition of Auto/Cyber in the quarter ended September 30, 2010.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Compensation and related costs	$1,533	$1,988
Professional fees and other accrued expenses	1,555	2,103
Amounts due to customers	175	367
Other current liabilities	488	537
Total accrued expenses and other current liabilities	$3,751	$4,995

    Long-term debt.  In connection with the acquisition of Auto/Cyber, the Company issued the Note described in Footnote 4.

In the event of default, the entire unpaid balance of the Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

8. Litigation Settlements

Dealix Patent Litigation Settlement.  In 2004, the Company brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, the Company entered into a settlement agreement with Dealix (“Settlement Agreement”). The Settlement Agreement required Dealix to pay the Company a total of $20.0 million in settlement payments for a mutual release of claims and a license from the Company to Dealix and its parent company, the Cobalt Group, for certain of the Company’s patent and patent applications. On March 13, 2007, the Company received the initial $12.0 million settlement payment, with the remainder paid out in installments of $2.7 million on the next three anniversary dates of the initial payment.  The Company received the installment payments of $2.7 million on March 14, 2008, March 13, 2009 and March 15, 2010.  The installment payments were recorded as patent litigation settlements in the period payment was received, as a reduction to operating expense.

Texas and California Patent Litigation Settlements. In April 2009, the Company entered into a settlement agreement with Insweb Corporation (“Insweb”), Leadpoint, Inc. (“Leadpoint”), and Internet Brands, Inc. (“Internet Brands”) settling and dismissing with prejudice various patent-related and other claims by and against the Company. Under the settlement terms, Autobytel granted to Insweb, Leadpoint and Internet Brands, and Insweb, Leadpoint and Internet Brands each granted to Autobytel, a non-exclusive perpetual license to their respective patents as well as long-term covenants not to sue any of the parties for infringement of current or future patents; and mutual releases of claims. In connection with the settlement, (i) Autobytel and Autodata Solutions, Inc. (“Autodata”), a wholly owned subsidiary of Internet Brands, entered into a Master License and Services Agreement pursuant to which the Company will have the right to publish certain editorial content, images, shopping tools and vehicle data provided by Autodata for a term of five years; and (ii) shares of Internet Brands’ common stock previously issued to one of the Company’s subsidiaries but held by Internet Brands was released to the Company. In addition, InsWeb and Autobytel entered into a Content License Agreement pursuant to which Autobytel will receive specific auto insurance editorial content, data and interactive tools from InsWeb. The content and tools will contain links to one of InsWeb’s insurance websites, and Autobytel and InsWeb will share the revenue associated with consumer activity generated by the links. LeadPoint agreed to pay Autobytel $200,000, $100,000 of which was paid in connection with the signing of the settlement, to be followed by $50,000 installments payable on or before March 31, 2010 and September 30, 2010, respectively. The $50,000 payments were received in April and October of 2010, respectively.  In connection with the settlement, all claims brought by Insweb, Internet Brands and Leadpoint against Dominion Enterprises (“Dominion”), the purchaser of the Company’s AVV business, and Retention Performance Marketing, Inc. (“RPM”), and OneCommand, Inc. (“OneCommand”), the purchaser of the Company’s RPM business, were also dismissed with prejudice, with Internet Brands, Leadpoint and Insweb each providing Dominion, OneCommand and RPM covenants not to sue for infringement of the Insweb patent at issue in the litigation, and Dominion, OneCommand and RPM each granting to Insweb, Internet Brands and Leadpoint, and Insweb, Internet Brands and Leadpoint each granting to Dominion, OneCommand and RPM, mutual releases of claims.

9.  Taxes

The Company was audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011 and is awaiting the results of the state’s audit.  The Company is also in an on-going income tax examination by the New York State Department of Taxation and Finance for the period January 1, 2006 through December 31, 2008.  The Company believes it has made adequate reserves for state tax items through September 30, 2011.

10. Commitments and Contingencies

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel, certain of the Company’s current and former directors and officers (“Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including the parties in the Autobytel case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel. On October 6, 2009, the Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit.  One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal.  The District Court ruled that appellant lacked standing to appeal.  The appellant has filed with the United States Court of Appeals for the Second Circuit a notice of appeal of the District Court’s opinion that the appellant lacks standing.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive appeal, and Autobytel is found liable, it is possible that damages could be greater than Autobytel’s insurance coverage, and the impact on Autobytel’s financial statements could be material.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (“Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including Autoweb’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb. On October 6, 2009, the Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit.  One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal.  The District Court ruled that appellant lacked standing to appeal.  The appellant has filed with the United States Court of Appeals for the Second Circuit a notice of appeal of the District Court’s opinion that the appellant lacks standing.  Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive that appeal, and Autoweb is found liable, it is possible that damages could be greater than Autoweb’s insurance coverage, and the impact on Autobytel’s financial statements could be material.

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

On the Acquisition Date, the Company acquired substantially all of the assets of Auto/Cyber.  The results of Auto/Cyber’s operations have been included in the consolidated financial statements since that date.  The acquired businesses generate and sell in-market consumer automotive Purchase Requests and, through the Autotropolis.com website, provides new car Purchase Requests and related digital products directly to automotive dealers.

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through our internet purchase request referral programs, together with related Dealer marketing products and services, online advertising programs and data products.

Internet purchase request referrals (“Purchase Requests”) are internet requests from consumers seeking information or quotes regarding pricing and availability of new or used vehicles or for vehicle financing.  Our network of owned, consumer-facing automotive websites (“Owned Websites”), which include our flagship website, Autobytel.com®, Autoweb.com®, AutoSite.com®, Car.comsm, CarSmart.com®, CarTV.com®, MyGarage.com® and MyRide.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the opportunity to submit Purchase Requests.  Purchase Requests are internally generated from the Company’s Owned Websites (“Internally-Generated Purchase Requests”) or purchased from third parties (“Other Purchase Requests”) that generate Purchase Requests from their websites (“Third Party Websites”).  We sell Internally-Generated Purchase Requests and Other Purchase Requests directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Purchase Request distribution industry.  In conjunction with our Purchase Request programs, we also offer

Dealers and Manufacturers other products and services to assist them in capturing online, in-market customers and selling more vehicles, including our iControl by Autobyteltm, WebLeads+, Email Marketing Manager and Lead Call products and services.

Our Owned Websites offer Manufacturers the opportunity to feature advertising for their makes and models within highly contextual content.  Through their advertising placements on the Company’s Owned Websites, Manufacturers can direct consumers to their respective websites for further information.  We believe this transfer of consumers from our Owned Websites to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value as a marketing partner.  Most of the Manufacturers advertising on our Owned Websites have benefitted from strong performance with regard to our performance metrics such as click-through rates and actions taken once consumers reach the Manufacturer’s site.  We have also developed, internally or in partnership with others, data and market analytics products utilizing information from users of our Owned Websites.  These products provide marketing insights to advertisers and agencies demanding better performance from their advertising dollars across online and offline sources.

In June 2011, we launched the first phase of a multi-phase redesign of our flagship website, Autobytel.com.  The new website delivers a comprehensive consumer proposition of Your Lifetime Automotive Advisor TM by assisting consumers as they navigate all stages of the automotive shopping, buying and ownership experiences.  By engaging consumers throughout the entire lifecycle of their automotive needs, Autobytel enhances its opportunity to further scale its brand and market penetration.

For the three and nine months ended September 30, 2011, our business, results of operations and financial condition were affected and may continue to be affected in the future, by general economic and market factors, including, conditions in the automotive industry, the market for Purchase Requests and the market for advertising services, including, but not limited to, the following:

•	The adverse effect of high unemployment on the number of vehicle purchasers,

•	Availability of, and interest rates for, financing for vehicle purchases,

•	Pricing and purchase incentives for vehicles,

•	Disruption in the available inventory of automobiles,

•	Relatively high gasoline prices,

•	The pace of recovery in vehicle production by Japanese Manufacturers post the March 2011 earthquake and tsunami in Japan,

•	Shortages in vehicle parts production from suppliers afflicted by July 2011 floods in Thailand,

•
The effects of competition and Purchase Request sourcing (i.e., Purchase Requests from our Owned Websites versus Other Purchase Requests acquired from third parties) on our supply and acquisition costs of quality Purchase Requests and the resulting effects on sales, pricing and margins for our services and products,

•	Increases or decreases in the number of Dealers, Manufacturers and other wholesale Manufacturers in our customer base,

•	Continued volatility in spending by Manufacturers and others in marketing allocations,

•	The amount of visits (traffic) to our Owned Websites,

•	The cost of acquiring traffic to our Owned Websites, and

•	The rates attainable from our advertisers.

Results of Operations

 Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

	2011	% of total net revenues	2010	% of total net revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Purchase requests	$15,482	95%	$11,875	92%	$3,607	30%
Advertising	784	5	1,037	8	(253)	(24)
Other revenues	44	—	19	—	25	132
Total net revenues	16,310	100	12,931	100	3,379	26
Cost of revenues (excludes depreciation of $70 and $45 for the three months ended September 30, 2011 and 2010, respectively)	9,738	60	8,174	63	1,564	19
Gross profit	6,572	40	4,757	37	1,815	38
Operating expenses:
Sales and marketing	2,153	13	2,937	23	(784)	(27)
Technology support	1,855	11	1,897	15	(42)	(2)
General and administrative	1,781	11	2,869	22	(1,088)	(38)
Depreciation and amortization	419	2	223	2	196	88
Litigation settlements	(65)	—	(66)	—	1	(2)
Total operating expenses	6,143	37	7,860	61	(1,717)	(22)
Operating income (loss)	429	3	(3,103)	(24)	3,532	(114)
Interest and other income	8	—	88	1	(80)	(91)
Income (loss) before income tax expense	437	3	(3,015)	(23)	3,452	(114)
Income tax (benefit) expense	(9)	—	46	1	(55)	(120)
Net income (loss)	$446	3%	$(3,061)	(24)%	$3,507	(115%)

Purchase Requests.  Purchase Requests revenue increased $3.6 million or 30% in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the acquisition of Auto/Cyber.  The volume of new and used retail automotive Purchase Requests delivered decreased 4%, but was offset by an increase of 63% in the volume of automotive Purchase Requests delivered to Manufacturers and other wholesale purchasers.

Advertising. Advertising revenues decreased $0.3 million or 24% in the third quarter of 2011 compared to the third quarter of 2010 due primarily to the decrease in spending by Manufacturers as a consequence of lower inventory levels related to the March 2011 earthquake and tsunami in Japan.

Cost of Revenues.  Cost of revenues consists of Purchase Request and traffic acquisition costs and other cost of revenues. Purchase Request and traffic acquisition costs consist of payments made to our Purchase Request providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of search engine marketing (“SEM”) and fees paid to third parties for data and content, including search engine optimization (“SEO”) activity, included on our properties, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company’s websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

The $1.6 million or 19% increase in the cost of revenues in the third quarter of 2011 compared to the third quarter of 2010 was due primarily to an increase in SEM costs associated with the acquisition of Auto/Cyber.

    Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the third quarter of 2011 decreased by $0.8 million or 27% compared to the third quarter of 2010 due principally to lower headcount-related compensation costs.

    Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expenses in the third quarter of 2011 decreased by $42,000 or 2% compared to the third quarter of 2010 due to decreased costs associated with the website redesign effort offset by increased personnel costs, consulting fees, and website hosting fees.

    General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2011 decreased by $1.1 million or 38% compared to the third quarter of 2010 due to decreased headcount-related compensation costs and a decrease in other controllable costs.

    Depreciation and amortization.  Depreciation and amortization expense for the third quarter of 2011 increased by $0.2 million primarily due to the addition of intangible assets related to the Auto/Cyber acquisition in the third quarter of 2010.

    Litigation settlements.  Patent and other litigation settlements for the third quarter of 2011 was $65,000 compared to $66,000 in the third quarter of 2010.

    Interest and other income.  Interest and other income was $8,000 in the third quarter of 2011 compared to $88,000 in the third quarter of 2010.  Interest and other income consisted primarily of patent licensing fees received.

    Income taxes. Income tax benefit was $9,000 in the third quarter of 2011compared to income tax expense of $46,000 in the third quarter of 2010. The current quarter tax benefit was primarily related to adjustments related to state taxes in Texas, Michigan and Florida offset by an increase in the deferred tax liability related to tax deductible goodwill amortization.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

	2011	% of total net revenues	2010	% of total net revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Purchase requests	$44,635	94%	$33,854	92%	$10,781	32%
Advertising	2,772	6	2,959	8	(187)	(6)
Other revenues	182	—	61	—	121	198
Total net revenues	47,589	100	36,874	100	10,715	29
Cost of revenues (excludes depreciation of $211 and $120 for the nine months ended September 30, 2011 and 2010, respectively)	28,496	60	23,127	63	5,369	23
Gross profit	19,093	40	13,747	37	5,346	39
Operating expenses:
Sales and marketing	6,782	14	8,576	23	(1,794)	(21)
Technology support	5,241	11	4,573	12	668	15
General and administrative	5,809	12	8,618	23	(2,809)	(33)
Depreciation and amortization	1,369	3	601	1	768	128
Litigation settlements	(393)	(1)	(2,871)	(8)	2,478	(86)
Total operating expenses	18,808	39	19,497	53	(689)	(4)
Operating income (loss)	285	1	(5,750)	(16)	6,035	(105)
Interest and other income	31	—	578	2	(547)	(95)
Income (loss) before income tax expense	316	1	(5,172)	(14)	5,488	(106)
Income tax expense	241	1	94	—	147	156
Net income (loss)	$75	0%	$(5,266)	(14)%	$5,341	(101%)

    Purchase Requests.  Purchase Requests revenue increased $10.8 million or 32% in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the acquisition of Auto/Cyber.  The volume of new and used retail automotive Purchase Requests delivered decreased 6%, but was offset by an increase of 83% in the volume of automotive Purchase Requests delivered to Manufacturers and other wholesale purchasers.

    Advertising. Advertising revenues decreased $187,000 or 6% in the first nine months of 2011 compared to the first nine months of 2010 due primarily to a decrease in spending by Manufacturers as a consequence of lower inventory levels related to the March 2011 earthquake and tsunami in Japan.

    Cost of Revenues.  Cost of revenues consists of Purchase Request and traffic acquisition costs and other cost of revenues. Purchase Request and traffic acquisition costs consist of payments made to our Purchase Request providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including SEO activity, included on our properties, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company’s websites.

The $5.4 million or 23% increase in the cost of revenues in the first nine months of 2011 compared to the first nine months of 2010 was due primarily to an increase in SEM costs associated with the acquisition of Auto/Cyber.

    Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support, and bad debt expense. Sales and marketing expense in the first nine months of 2011 decreased by $1.8 million or 21% compared to the first nine months of 2010 due principally to lower headcount-related compensation costs.

    Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies and to operate the Company’s internal technology infrastructure. Technology support expenses in the first nine months of 2011 increased by $0.7 million or 15% compared to the first nine months of 2010 due to increased personnel costs associated with the Auto/Cyber acquisition and increased website hosting fees, consulting fees and computer software and maintenance charges.

    General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first nine months of 2011 decreased by $2.8 million or 33% compared to the first nine months of 2010 due to decreased headcount-related compensation costs and a decrease in other controllable costs.

    Depreciation and amortization.  Depreciation and amortization expense for the first nine months of 2011 increased by $0.8 million primarily due to the addition of intangible assets related to the Auto/Cyber acquisition after the first nine months of 2010.

    Litigation settlements.  Patent and other litigation settlements for the first nine months of 2011 were $0.4 million compared to $2.9 million in the first nine months of 2010.  The $0.4 million in the first nine months of 2011 was primarily from the settlement of an arbitration claim seeking indemnification from a third party supplier relating to the third party’s method of soliciting Purchase Requests.  The arbitration settlement represented the recovery of legal fees and other related expenses previously expensed under General and Administrative operating expenses.  The Company received $2.7 million in the first nine months of 2010, which represented the final installment of the settlement of the Company’s patent infringement against Dealix Corporation.

    Interest and other income.  Interest and other income was $31,000 in the first nine months of 2011 compared to $0.6 million in the first nine months of 2010.  Interest and other income consisted primarily of patent licensing fees received.

    Income taxes. Income tax expense was $0.2 million in the first nine months of 2011compared to $94,000 in the first nine months of 2010. The current tax expense was primarily related to state taxes in Texas, Michigan and Florida and the increase in the deferred tax liability related to tax deductible goodwill amortization.

 Employees

As of November 7, 2011 we had 116 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$120	$(3,760)
Net cash provided by (used in) investing activities	203	(11,114)
Net cash provided by financing activities	101	109

Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $9.2 million as of September 30, 2011 compared to cash and cash equivalents of $8.8 million as of December 31, 2010.

Net Cash  Provided by (Used in) Operating Activities.  Net cash provided by operating activities in the nine months ended September 30, 2011 of $0.1 million resulted primarily from net income of $0.1 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $1.0 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2010 and paid in the first nine months of 2011 and a $2.1 million decrease in our accounts receivable balance.  Net cash used in operating activities in the nine months ended September 30, 2010 of $3.8 million resulted primarily from net losses of $5.3 million, as adjusted for non-cash charges to earnings, partially offset by a decrease in prepaid expenses and other current assets and cash used to reduce accrued liabilities of $0.3 million primarily related to the payment of annual incentive compensation amounts accrued in 2009 and paid in the first nine months of 2010.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $0.2 million in the nine months ended September 30, 2011 primarily related to cash received on our long-term strategic investment offset by the investment in upgrading our internal information technology infrastructure. Net cash used in investing activities was $11.1 million in the nine months ended September 30, 2010 and is related primarily to the purchase of Auto/Cyber in September 2010.  The Company also used $1.0 million to make a long-term strategic investment.

Net Cash Provided by Financing Activities.  Our primary source of cash from financing activities is from the exercise of stock options.  425,498 stock options were exercised in the nine months ended September 30, 2011 resulting in $0.4 million of cash inflow.  In addition, contingent payments of $250,000 were made related to the Auto/Cyber acquisition.  233,654 stock options were exercised in the nine months ended September 30, 2010, resulting in $0.1 million of cash inflow.  Our future cash flows from employee stock options, if any, will depend on the future timing, exercise price, and amount of stock option exercises.

Off-Balance Sheet Arrangements

At September 30, 2011, we had no off-balance sheet arrangements as defined in Regulation SK, Item 303(a)(4)(D)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three months ended September 30, 2011 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form  10-Q, our disclosure controls and procedures were effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion at Part I, Item 1, Note 10, “Commitments and Contingencies – Litigation” to the unaudited consolidated condensed financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2010 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 (“2011 Quarterly Reports”) may affect our future financial condition and results of operations.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2010 Annual Report on Form 10-K and in the 2011 Quarterly Reports, as supplemented or superseded by the risk factors set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

We are affected by general economic, and market, conditions and, in particular, conditions in the automotive industry.

Our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Purchase Requests and the market for advertising services, including, but not limited to, the following:

•	The adverse effect of high unemployment on the number of vehicle purchasers,

•	Availability of, and interest rates for, financing for vehicle purchases,

•	Pricing and purchase incentives for vehicles,

•	Disruption in the available inventory of automobiles,

•	Relatively high gasoline prices,

•	The pace of recovery in vehicle production by Japanese Manufacturers post the March 2011 earthquake and tsunami in Japan,

•	Shortages in vehicle parts production from suppliers afflicted by July 2011 floods in Thailand,

•	The effects of competition and Purchase Request sourcing (i.e., Purchase Requests from our Owned Websites versus Other Purchase Requests acquired from third parties) on our supply and acquisition costs of quality Purchase Requests and the resulting effects on sales, pricing and margins for our services and products

•	Increases or decreases in the number of Dealers and Manufacturers and other wholesale purchasers of Purchase Requests in our customer base,

•	Continued volatility in spending by Manufacturers and others in marketing allocations,

•	The amount of visits (traffic) to our Owned Websites,

•	The cost of acquiring traffic to our Owned Websites, and

•	The rates attainable from our advertisers.

Changes in the taxation of internet commerce may result in increased costs.

Because our business is dependent on the internet, the adoption of new local, state or federal tax laws or regulations or new interpretations of existing laws or regulations by governmental authorities may subject us to additional local, state or federal sales, use or income taxes and could decrease the growth of internet usage or marketing or the acceptance of internet commerce which could, in turn, decrease the demand for our services and increase our costs.  As a result, our business, results of operations and financial condition could be materially and adversely affected. Tax authorities in a number of states are currently reviewing and re-evaluating the tax treatment of companies engaged in internet commerce, including the application of sales taxes to internet marketing businesses similar to ours. We accrue for tax contingencies based upon our estimate of the taxes ultimately expected to be paid, which we update over time as more information becomes available.  The amounts ultimately paid in resolution of reviews or audits by taxing authorities could be materially different from the amounts we have accrued and result in additional tax expense, and our business, results of operations and financial condition could be materially and adversely affected.  The Company was audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011 and we are awaiting the results of the state’s audit.  The Company is also in an on-going income tax examination by the New York State Department of Taxation and Finance for the period January 1, 2006 through December 31, 2008.  The Company believes it has made adequate reserves for state tax items through September 30, 2011.

Our common stock could be delisted from the NASDAQ Global Market if we are not able to satisfy continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.

Our common stock is currently listed on the NASDAQ Global Market. Continued listing of a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance   that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing.  The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive trading days. Our common stock has traded below $1.00 per share since August 1, 2011, and there can be no assurances made that we will satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market.

We received a letter dated September 15, 2011, from The NASDAQ Stock Market LLC, notifying Autobytel that during the preceding 30 consecutive business days, the closing bid price of Autobytel’s common stock was below the $1.00 minimum bid price per share required for continued listing on the NASDAQ Global Market.  This notification does not result in the immediate delisting of Autobytel’s common stock from the NASDAQ Global Market.

In accordance with NASDAQ rules, Autobytel has 180 calendar days, or until March 13, 2012, to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days.  Under the Listing Rules, the NASDAQ staff may exercise its discretion to extend this 10-day period. If Autobytel does not regain compliance with the minimum bid requirement during this initial 180-day period, NASDAQ will provide notice to Autobytel that Autobytel’s common stock is subject to delisting from the NASDAQ Global Market.  If Autobytel receives such a notice, it may appeal the delisting determination to the NASDAQ Hearing Panel or may apply to transfer the listing of its common stock to the NASDAQ Capital Market if Autobytel satisfies all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement.  If such application to the NASDAQ Capital Market is approved, then Autobytel may be eligible for an additional grace period.

Increased security risks of on-line Purchase Requests collection and referral, advertising and e-commerce may cause us to incur significant expenses and may negatively impact our credibility and business.

 A significant issue for on-line businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant barriers to growth in consumer use of the internet, on-line advertising, and e-commerce. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of on-line services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and fraudulent on-line transactions, should they continue to increase in prevalence, could also materially and adversely affect the customer experience and therefore our business, operating results and financial condition. We are insured for some, but not all, of the foregoing risks.  Even for those risks for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all costs, liabilities or losses we might incur or experience.

Our success is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. If we are required to invest substantial amounts in technology, our results of operations will suffer.

The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, including mobile internet applications, and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites, mobile applications, and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites, or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our business results of operations and financial condition could suffer.

We are exposed to risks associated with outsourcing of software development overseas.

We currently outsource software development and maintenance for some of our systems to overseas contractors.  Overseas outsourcing is subject to many inherent risks, including but not limited to:

•	political, social and economic instability;

•	exposure to different business practices and legal standards, particularly with respect to intellectual property;
•	continuation of overseas conflicts and the risk of terrorist attacks and resulting heightened security;
•	the imposition of governmental controls and restrictions and unexpected changes in regulatory requirements;
•	nationalization of business and blocking of cash flows;
•	changes in taxation and tariffs; and
•	difficulties in staffing and managing international operations.

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
‡
Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

Date: November 10, 2011	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 10, 2011	By:	/s/ Wesley Ozima
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

‡
Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.