Form 10-K
period 2011-12-31
AUTOBYTEL INC
filed 2012-03-01
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of $1.13 for our common stock on The NASDAQ Global Market on June 30, 2011, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $52 million.

As of February 27, 2012, 46,123,232 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2012 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AUTOBYTEL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report on Form 10-K also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include but are not limited to, those discussed in “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

PART I

Item 1.	Business

Autobytel Inc. was incorporated in 1996 under the laws of the State of Delaware. Unless specified otherwise, as used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” or “Autobytel” refer to Autobytel Inc. and its subsidiaries.

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online purchase request referrals (“Purchase Requests”), Dealer marketing products and services, and online advertising programs and data products.  Our network of Company-owned,  consumer-facing automotive websites (“Company-Owned Websites”), which includes our flagship website Autobytel.com®, with a mission to be Your Lifetime Automotive Advisor ™, provides consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Vehicle Purchase Requests”).  For consumers who may not be able to secure loans through conventional lending sources, our Company-Owned Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing (“Finance Purchase Requests”).

Available Information

    Our corporate website is located at www.autobytel.com. Information on our website is not incorporated by reference in this Annual Report on Form 10-K. At or through the Investor Relations section of our website we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after this material is electronically filed with or furnished to the SEC and The NASDAQ Stock Market. Our Code of Conduct and Ethics is available at the Corporate Governance link of the Investor Relations section of our website.  In addition, you may obtain, free of charge, a copy of this Code of Conduct and Ethics by writing to the Corporate Secretary, Autobytel Inc., 18872 MacArthur Boulevard, Suite 200, Irvine, California 92612-1400.

Significant Business Developments

Profitability for 2011

For the year ended December 31, 2011, we achieved net income of $0.4 million.  This is the first time since the fiscal year ended 2004 that we have achieved profitability for the full year.

Website Enhancements

During 2011, we launched the first phase of a multi-phase redesign of our flagship website, Autobytel.com, and a new consumer proposition to be Your Lifetime Automotive Advisor ™.  The launch of the redesigned Autobytel.com reflects ongoing consumer internet and automotive shopping behavioral research, as well as design and navigational principles which we believe will offer consumers a richer and more customized experience.  The objective of the redesign is centered on the Your Lifetime Automotive Advisor ™ consumer proposition that expands our offerings and serves the entire automotive lifecycle for visitors to our website.  Specifically, the new Autobytel.com reflects enhanced content and tools for those researching a vehicle purchase while at the same time, through our new MyGarage® vehicle ownership service, offering specific destinations for consumers to better manage maintenance for their vehicles, shop for competitive insurance pricing, and stay informed of Manufacturer recalls and special offers, as well as explore their options given the equity they have in an existing vehicle and financial options for trade-ins or private resell.

By expanding Autobytel.com’s offerings to serve as Your Lifetime Automotive Advisor ™, our goal is to attract a broad scope of consumers to interact with our brand on an on-going basis rather than only serving their automotive shopping needs every three to seven years.  Ongoing site enhancements such as exclusive vehicle video reviews and comprehensive mobile offerings beginning in the second quarter of 2012 ensures that we are serving consumers across multiple channels and devices in recognition of  the dynamic evolution of their media and shopping behavior. We believe that this consumer proposition will ultimately enable us to reposition our brand to benefit from greater consumer satisfaction and recommendations, thus increasing our visitor footprint and driving growth across our Purchase Request, advertising and data products and services.

Performance Analytics and Sales Focus

Purchase request quality is measured by the conversion of Purchase Requests to actual vehicle sales.  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Purchase Requests.  In addition, in 2011 we started using R.L. Polk to evaluate the performance quality of both our Internally-Generated Purchase Requests as well as those we acquire from our third party Purchase Request suppliers. Our Manufacturer and wholesale customers and R.L. Polk match the Purchases Requests we deliver to our customers against vehicle sales data to provide us with closing rates for the Purchase Requests we deliver to our customers and information that allows us to compare these closing rates to the closing rates of the Purchase Requests we acquire from third party suppliers.  Some of the data providers also provide comparisons to closing rates of third party Purchase Requests delivered by third parties and not delivered by us to our customers. Based on our evaluation of this information, we believe that the Purchase Requests we deliver to our customers generally are out-performing the closing rates of the Purchase Requests delivered by our third party Purchase Request suppliers. With this information, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize from acquiring Purchase Requests from us.  We can now optimize the mix of Purchase Requests we deliver to our Dealers based on multiple sources of quality measurements. By providing actionable data, we are now placing considerable intelligence in the hands of our customers, and are seeing increased budget allocations for purchasing Purchase Requests from us.

Also during 2011, we began focusing our Dealer acquisition and retention strategies on dealerships to which we could deliver a higher percentage of our Internally-Generated Purchase Requests and that are more cost effective for us to support.  We believe this will result in increased vehicle sales for our Dealers and ultimately stronger relationships with us because, based on our evaluation of  the third party performance data discussed above, we believe our Internally-Generated Purchase Requests are of  high quality.  We believe that this strategy should allow us to have more profitable relationships with our Dealers both in terms of cost to supply Purchase Requests and to support the Dealers.

Stock Repurchase

On February 13, 2012, we announced that our Board of Directors had approved a stock repurchase program that authorizes the repurchase of up to $1.5 million of our common stock. Under the repurchase program, we may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require us to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate it at any time.  We will fund repurchases through the use of available cash.  We currently anticipate that we may initiate repurchases in the open market during the week of March 5, 2012, but the timing and extent of repurchases will depend upon market conditions, legal constraints and other corporate considerations at the Company’s sole discretion.

NASDAQ Minimum Bid Compliance

We received a letter dated September 15, 2011, from The NASDAQ Stock Market LLC, notifying us that during the preceding 30 consecutive business days, the closing bid price of our common stock was below the $1.00 minimum bid price per share required for continued listing on the NASDAQ Global Market.  This notification did not result in the immediate delisting of Autobytel’s common stock from the NASDAQ Global Market.

In accordance with NASDAQ rules, Autobytel has 180 calendar days, or until March 13, 2012, to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days.  Under the Listing Rules, the NASDAQ staff may exercise its discretion to extend this 10-day period. As of the filing of this Annual Report on Form 10-K with the SEC, the Company has not regained compliance with the minimum bid price requirement and will not be able to regain compliance prior to March 13, 2012 due to the condition that the common stock must satisfy the minimum bid requirement for a minimum of 10 consecutive business days.  As a result, NASDAQ will provide notice to Autobytel that Autobytel’s common stock is subject to delisting from the NASDAQ Global Market.  Once Autobytel receives such a notice, it may appeal the delisting determination to the NASDAQ Hearing Panel or may apply to transfer the listing of its common stock to the NASDAQ Capital Market if Autobytel satisfies all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement.  If such application to the NASDAQ Capital Market is approved, then Autobytel may be eligible for an additional grace period.  We are evaluating various options for regaining compliance with the minimum bid price requirement, including a reverse stock split of our common stock.

Industry Background

The internet has been rapidly adopted by consumers engaged in the vehicle purchasing process, primarily because the internet has become the best method to easily find the information necessary to make informed buying decisions. Additionally, the internet has become a primary tool for consumers to begin communicating with local automotive Dealers regarding vehicle pricing, availability, options, and financing.  J.D. Power and Associates reported in 2012 that 81% of all U.S. new light vehicle consumer buyers have moved to the internet as a primary vehicle research and shopping tool.  CNW Marketing/Research reported in 2010 that during several phases of the purchase process, more in-market shoppers considered third party websites (which include Autobytel.com) as their primary source for information, thus, surpassing both television and magazines.  In addition, many Dealers and all Manufacturers use the internet as an efficient way to reach those consumers through marketing programs.

According to a 2012 presentation by J.D. Power & Associates, U.S. light vehicle sales increased 9% in 2011 compared to 2010, or 12.7 million for 2011 from 11.6 million for 2010.  The U.S automotive market shows signs of continued recovery with R.L. Polk and J.D. Power and Associates forecasting 2012 U.S. light vehicle sales at 13.7 million and 14.0 million, respectively, fueled by the increase in the average age of vehicles as well as loosening credit.  We believe this recovery should result in increased use of the internet for consumers engaged in the vehicle purchasing process and increased submission of Purchase Requests by consumers in 2012.

Strategy

Our goal is to garner a larger share of the billions of dollars spent annually by Dealers and Manufacturers on automotive marketing services.  We plan to achieve this objective through the following principal strategies:

Increase Revenues from the Traffic on our Company-Owned Websites.  Traffic to our Company-Owned Websites is obtained through a variety of sources and methods, including direct navigation to our Company-Owned Websites, natural search (search engine optimization or “SEO”, which is the practice of optimizing keywords in website content to drive traffic to a website), paid search (search engine marketing, or “SEM,” which is the practice of bidding on keywords on search engines to drive traffic to a website), direct marketing, and partnering with other website publishers that provide links to our websites.  Traffic to our Company-Owned Websites is monetized primarily though the creation of Vehicle Purchase Requests that are delivered to our Dealer and Manufacturer customers to help them market and sell new and used vehicles, and through the sale of advertising space on our Company-Owned Websites.  We plan to increase revenues from our Company-Owned Websites by:

•
Increasing the Quality of our Purchase Requests.  High quality Purchase Requests are those Purchase Requests that result in high transaction (i.e., purchase) closing rates for our Dealer customers.  Purchase Requests are internally generated from our Company-Owned Websites (“Internally-Generated Purchase Requests”) or acquired (“Non-Internally-Generated Purchase Requests”) from third parties that generate Purchase Requests from their websites (“Non-Company-Owned Websites”).  Internally-Generated Purchase Requests are generally higher quality than Non-Internally-Generated Purchase Requests and increase the overall quality of our Purchase Request portfolio.  Non-Internally-Generated Purchase Requests are of varying quality. Therefore, we plan to continue to develop and maintain strong relationships only with suppliers of Non-Internally-Generated Purchase Requests that consistently provide high quality Purchase

Requests.  We sell Internally-Generated Purchase Requests and Non-Internally-Generated Purchase Requests directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Purchase Request distribution industry.  In conjunction with our Purchase Request programs, we also offer Dealers and Manufacturers other products and services, including our iControl by Autobyteltm, WebLeads+, Email Marketing Manager, and Lead Call products and services, to assist them in capturing online, in-market customers and selling more vehicles by improving conversion of Purchase Requests to sale transactions.

•
Increasing traffic acquisition activities.  We plan to increase the traffic to our Company-Owned Websites through enhancements to our Company-Owned Websites and effective SEO and SEM traffic acquisition activities.  Our goal is that over time, paid traffic such as SEM will be balanced by greater visitation from direct navigation and SEO, which we expect to result in increased gross profit margins.

•
Enhancing the quality and user experience of our Company-Owned Websites.  We continuously make enhancements to our Company-Owned Websites, including enhancements of the design and functionality of our Company-Owned Websites.  These enhancements are intended to position our Company-Owned Websites as comprehensive best in class destinations for automotive purchase research by consumers. For 2011, our most significant website enhancement involved the redesign of our Autobytel.com website as discussed above under the section of this Item 1 entitled “Significant Business Developments—Website Enhancements.”

•
Increasing the conversion rate of visitors to Purchase Requests on our Company-Owned Websites.  Through increased SEO and SEM activities and significant content, tools, and user interface enhancements to our websites, we believe we will be able to increase the number of website visits and improve website “engagement,” and thereby increase the conversion of page views into Purchase Requests.  We believe that an increased conversion rate of page views into Purchase Requests could result in higher revenue per visitor.

Increase Purchase Request Sales to Our Dealer Customers. Sales of Vehicle Purchase Requests to our Dealer network constitute a significant source of our revenues.  Our goal is to increase the number of Vehicle Purchase Requests sold to our retail Dealer customers by:

•	increasing the quality of the Vehicle Purchase Requests sold to our Dealers,
•	increasing the number of Vehicle Purchase Requests sold to each of our Dealers,
•	increasing the number of Dealers in our Dealer network,
•	providing customizable Purchase Request programs to meet our Dealers’ unique marketing requirements,
•	providing additional value added marketing services that help Dealers more effectively utilize the internet to market and sell new and used vehicles, and
•	increasing overall Dealer satisfaction by improving all aspects of our services.

Increase Vehicle Purchase Request Sales to New and Existing Manufacturer Customers.  We have existing relationships with most Manufacturers that market their vehicles in the U.S.  We sell Vehicle Purchase Requests to our Manufacturer customers that they in turn provide to their Dealers to help them market and sell new and used vehicles.  Our goal is to increase our sales to these existing customers, as well as new customers, primarily by increasing the quality of the Purchase Requests we deliver to them.

Increase Advertising Revenues.  As traffic to and time spent on our Company-Owned Websites by consumers increases, we will seek to increase our advertising revenues.  We intend to leverage our relationships with Manufacturers and their advertising agencies to garner higher rates for our traditional display advertising.  We also intend to provide new advertising offerings built around the enhancements to our Company-Owned Websites, including new editorial opportunities and high-demand sales event promotions for individual Manufacturers.  It is our belief that if the volume of our traffic and performance of the advertisements placed by Manufacturers continue to increase (as measured by the click through rates and other metrics typically monitored by online marketers), existing and prospective advertisers will recognize this increased value by agreeing to pay higher prices for the advertising space available on our Company-Owned Websites.  Finally, our goal is to increase the number of our advertising customers and to expand beyond Manufacturers to include non-Manufacturer advertising customers.

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

Products and Services

Vehicle Purchase Request Programs

We provide Dealers and Manufacturers with opportunities to market their vehicles efficiently to potential customers.  Dealers participate in our Vehicle Purchase Request programs, and Manufacturers participate in our Vehicle Purchase Request programs, our display advertising programs, and our direct marketing programs, reaching consumers that are in the market to acquire a vehicle.  For consumers, we provide, at no cost to the consumer, an easy way to obtain valuable information to assist them in their vehicle shopping process. Purchase Requests may be submitted by consumers through our Company-Owned Websites or through Non-Company-Owned Websites. For consumers using our Company-Owned Websites, we provide research information, including vehicle specification data, safety data, pricing data, photos, videos, regional rebate and incentive data, and additional tools, such as the compare and configuration tools, to assist them in this process.  We also provide additional content on our Company-Owned Websites, including our database of articles, such as consumer and professional reviews, and other analysis.  Additional automotive information is also available on our Company-Owned Websites to assist consumers with specific vehicle research, such as the trade-in value of their current vehicle.

New Vehicle Purchase Request Program. Our Vehicle Purchase Request program for new vehicles allows consumers to submit requests for pricing and availability of specific makes and models.  A new Vehicle Purchase Request provides information regarding the make and model of a vehicle, and may also include additional data regarding the consumers’ needs, including the vehicle they wish to trade-in, whether they wish to lease or buy, and other options that are important to their vehicle acquisition decision. A Purchase Request will usually also include the consumer’s name, phone number, and email address and may include their home address.

Our Purchase Requests are subject to a quality verification that is designed to maintain the high quality of our Purchase Requests and increase the Purchase Request closing rates for our Purchase Request customers.  Quality verification includes the validation of name, phone number, email address, and postal address.  Our quality verification also involves proprietary systems as well as partnerships with vendors specializing in customer validation.  After a Purchase Request has been subjected to quality verification, if we have placement coverage for the Purchase Request within our own Dealer network, we send the Purchase Request to Dealers that sell the type of vehicle requested in the consumer’s geographic area. We also send an email message to the consumer with the Dealer’s name and phone number and if the Dealer has a dedicated internet manager, the name of that manager. Dealers contact the consumer, generally within 24 hours of receiving the Purchase Request with a price quote and availability information for the requested vehicle. In addition to sales of Purchase Requests direct to Dealers in our network, we also sell Purchase Requests wholesale to Manufacturers for delivery to their Dealers and to third parties that have placement coverage for the lead with their own customers.

Dealers participate in our retail new Vehicle Purchase Request program by entering into contracts directly with us or through major Dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days’ notice and are non-exclusive. The majority of our retail new Vehicle Purchase Request revenues consist of either a monthly subscription or a per Purchase Request fee paid by Dealers in our network; however, under our recently introduced Pay-per-Sale program, we offer a limited number of Dealers in states where we are permitted to charge on a per transaction basis the opportunity to pay a flat per transaction fee for a Purchase Request that results in a vehicle sale. We reserve the right to adjust our fees to retail Dealers upon 30 days’ prior notice at any time during the term of the contract. Manufacturers (directly or through their marketing agencies) and other third parties participate in our wholesale new Vehicle Purchase Request programs generally by entering into agreements where either party has the right to terminate upon prior notice, with the length of the time for notice varying by contract. Revenues from retail new Vehicle Purchase Requests accounted for 30% and 37% of total revenues in 2011 and 2010, respectively. Revenues from wholesale Purchase Requests accounted for 46% and 34% of total revenues in 2011 and 2010, respectively.

Used Vehicle Purchase Request Program. Our used Vehicle Purchase Request program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price, and, if available, digital images of vehicles that satisfy the consumer’s search parameters.  The consumer can then submit a Purchase Request for additional information regarding a specific vehicle that we then deliver to the Dealer offering the vehicle. In addition to sending Purchase Requests directly to Dealers through our Purchase Request delivery system, consumers may choose to contact the Dealer using a toll free number posted next to the vehicle search results. We charge each Dealer that participates in the used Vehicle Purchase Request program a monthly subscription or per Purchase Request fee.  Revenues from used Vehicle Purchase Requests accounted for 6% and 8% of total revenues in 2011 and 2010, respectively.

    Finance Purchase Request Program

Our Finance Purchase Requests program is designed to provide consumers who may not be able to secure loans through conventional lending sources the opportunity to obtain vehicle financing and other services from Dealers or finance institutions offering vehicle financing to these consumers. Consumers can submit a request for vehicle financing or submit a credit questionnaire for a credit report or other credit services that are provided by third party providers.  Finance Purchase Requests are forwarded to the nearest participating Dealer that offers financing or, if a Dealer is not available, to an automotive finance institution. We charge each Dealer and finance institution that participates in the Finance Purchase Request program a monthly subscription or per Purchase Request fee. Revenues from Finance Purchase Requests accounted for 12% and 13% of total revenues in 2011 and 2010, respectively.  We have a call center program that consists of telephone surveys of Finance Purchase Request consumers.  The purpose of this program is to evaluate consumer experience with our Dealers and other financing customers and our finance Purchase Request program and to determine whether or not the consumers purchased a vehicle.  In addition, we inquire about the consumer’s interest in obtaining information or quotes for relevant products and services, including credit report repair and vehicle loan refinancing, offered by third parties.  If the consumer expresses an interest, we refer the consumer to the third party and obtain a referral fee.

    Other Dealer Products and Services

In conjunction with our automotive Vehicle Purchase Request programs, we also offer products and services that assist Dealers in connecting with in-market consumers and closing vehicle sales.

iControl by AutobytelTM.  iControl by Autobytel TM is our proprietary technology that allows Dealers many options to filter and control their Vehicle Purchase Requests. iControl by Autobytel TM can be controlled at the dealership or at the Dealer group level from a web-based, easy-to-use console that makes it quick and simple for dealerships to change their Purchase Request acquisition strategy; to adjust for inventory conditions at their stores, and broader industry patterns (such as increases in gas prices or changes in consumer demand). From the console, dealerships can easily contract or expand territories and increase, restrict or block specific model and Purchase Request web sources, making it much easier to target inventory challenges and focus marketing resources more efficiently. Dealers can manage their Vehicle Purchase Requests as follows:

•
Purchase Request Web Source – segments Purchase Request sources into five categories (‘research,’ ‘quote,’ ‘buying,’ ‘enthusiast,’ and ‘portal’) based on the type of automotive publisher from where the Purchase Request is coming. This enables Dealers to configure their mix according to their dealership resources and goals – along with the actual performance of a particular source.

•
Territory – enables Dealers to apply different territories/zip codes to each of their models and Purchase Request sources. Dealers can make territory decisions to protect their local market and expand their marketing reach by increasing their territory range. For example, a dealership may choose to increase the territory range for vehicles with higher closing ratios and are a greater distance from the dealership.

•
Make/Model – helps Dealers spend their budget more effectively by allowing them to increase the number of Vehicle Purchase Requests for hard to move models or, conversely, block or restrict Purchase Requests by model for those with limited availability.

We now have approximately one-half of our new vehicle Dealers participating in our iControl by AutobytelTM product.

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

Advertising Programs

Our Company-Owned Websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Company-Owned Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our comprehensive automotive segments such as mini-vans or SUVs.  We sell fixed placement advertising across our Company-Owned Websites and offer Manufacturers sponsorship opportunities to assist in their efforts both in terms of customer retention and conquest strategies. We also have a direct marketing platform that enables Manufacturers to selectively target in-market consumers during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during their purchase cycle.  Our Company-Owned Websites offer Manufacturers the opportunity to feature their makes and models within highly contextual content.  Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information.  We believe this transfer of consumers from our Company-Owned Websites to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value as a marketing partner.  Most of the Manufacturers advertising on our Company-Owned Websites have benefitted from above average performance with regard to our performance metrics such as click-through rates and actions taken once consumers reach the Manufacturer’s site.  One hundred percent of the consumer page views generated from Manufacturer advertising on our Company-Owned Websites are transferred to Manufacturer sites.  Advertising revenues including direct marketing accounted for 6% and 8% of total revenues in 2011 and 2010, respectively.

Data Licensing

We have developed, internally or in partnership with others, data and market analytics products utilizing information from users of our Company-Owned Websites.  These products provide marketing insights to advertisers and agencies demanding better performance from their advertising dollars across online and offline sources. We license the use of our aggregated Purchase Request data to third parties for the purposes of advertising targeting and optimization. We also license our audience (i.e., website cookie) data to various advertising targeters to add to their existing cookie pools that they offer to advertisers. We sell our data direct to advertisers and other users of our data without the use of third party advertising targeters.

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

Intellectual Property

Our intellectual property includes patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.  We have registered service marks with the United States Patent and Trademark Office, including Autobytel, Autobytel.com, Auto-by-Tel, and the global highway logo; MyGarage; MyRide, MyRide.com and the MyRide logo; Autoweb and Autoweb.com; CarSmart; CarTv.com; Autotropolis; and Autosite. We have been issued U.S. Patent Numbers 6,282,517 (“ ‘517 Patent”) which is directed toward our innovative method and system for forming and submitting a Purchase Request over the internet and other computer networks from consumers to suppliers of goods and services. This method permits suppliers of goods or services to provide enhanced customer service by making the purchasing process convenient for consumers as well as suppliers. The ‘517 Patent is also directed toward the communication system used to bring consumers and suppliers closer together. The ‘517 Patent expires on January 14, 2019. We have sought to enforce our ‘517 Patent through litigation and negotiated licenses.  We continue to evaluate whether other organizations may be infringing our ‘517 Patent.  We may evaluate possible licenses for the ‘517 Patent that may include consideration consisting of content and data for our websites as well as cash payments.  We have also been issued patents related to on-line aftermarket accessory shopping and a method and system for managing a purchase request in data center systems. We cannot assure that any of our patents will be enforceable by us in litigation. We have applied for additional service marks and patents, including a patent on our proprietary iControl by Autobytel technology and our proprietary Purchase Request distribution engine. We cannot assure that any additional service marks will be registered or additional patents issued, or if registered or issued, that they will be enforceable by us in litigation. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Competition

In the automotive-related Purchase Request marketing services and advertising marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Purchase Request referral programs continued to be impacted by changing industry conditions in 2011. We continue to compete with several companies that maintain business models similar to ours, some with greater resources, and competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Purchase Request generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Purchase Requests for delivery direct to the Manufacturers’ Dealers.

We continue to observe new and emerging business models, including pay per sale and consumer pay models, relating to the generation and delivery of Purchase Requests.  Although these emerging models have garnered attention from Dealers and consumers, it is still to be determined whether these new and emerging revenue models will take hold or comply with applicable regulatory or licensing requirements.

In the advertising marketplace, we compete with major internet portals, transaction based websites, automotive related companies and numerous lifestyle websites. We also compete with traditional marketing channels such as print, radio and television.

Operations and Technology

We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance, reliable and comprehensive websites, enhance consumer and Dealer product and service offerings, maintain the highest levels of information privacy and ensure transactional security. Our Company-Owned Websites are hosted at secure third-party data center facilities. These data centers include redundant power infrastructure, redundant network connectivity, fire detection and suppression systems and security systems to prevent unauthorized access. Our network and computer systems are built on industry standard technology.

System enhancements are primarily intended to accommodate increased traffic across our Company-Owned websites, improve the speed in which Purchase Requests are processed and introduce new and enhanced products and services. System enhancements entail the implementation of sophisticated new technology and system processes. We plan to continue to make investments in technology as we believe appropriate.

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

Employees

As of February 27, 2012 we had 118 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Item 1A.     Risk Factors

In addition to the factors discussed in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the following additional factors may materially and adversely affect our business, results of operations and financial condition. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations and financial condition.

Except for fiscal years 2003, 2004 and 2011, we have had a history of net annual losses. We may not be profitable in the future. If we are unable to sustain profitability in the future and we again experience losses, our business may not be financially viable.

Except for fiscal years 2003, 2004 and 2011 we have experienced net annual losses, and as of December 31, 2011 we had an accumulated deficit of $282 million. We may not be able to sustain profitability in the future, and our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered generally by companies in rapidly evolving markets such as the market for internet commerce and specifically by companies in the automotive marketing services industry. We believe that to sustain profitability, we must, among other things:

•	Increase revenues derived from our Purchase Requests and advertising services; and

•	Continue to manage our expenses in a disciplined manner.

Our ability to increase Vehicle Purchase Request revenues is dependent on a mix of interrelated factors, including our ability to provide high quality Vehicle Purchase Requests to our customers.

We derive more than 87% of our revenues from Vehicle Purchase Request fees paid by Dealers and Manufacturers participating in our Purchase Request programs. Our ability to increase revenues from sales of Vehicle Purchase Requests is dependent on a mix of interrelated factors that include increasing Vehicle Purchase Request revenues by attracting and retaining Dealers and Manufacturers, increasing the number of high quality Vehicle Purchase Requests we sell to individual Dealers and Manufacturers, and improving margins by increasing the number of Internally-Generated Purchase Requests that we sell to our customers. During 2011 we began focusing our Dealer acquisition and retention strategies on dealerships where we could deliver a higher percentage of our Internally-Generated Purchase Requests. We are also focused on higher revenue Dealers, which purchase more of our Internally-Generated Purchase Requests and are more cost-effective to support. These changes in our sales strategy are intended to result in more profitable relationships with our Dealers both in terms of cost to supply Purchase Requests and to support the Dealers. For 2011, we experienced attrition in the number of our Dealers and ended the year with 2% fewer Dealers compared to the number of Dealers at year-end 2010. If Dealer attrition continues to occur and our new sales focus does not mitigate the loss in revenues by maintaining the overall number of Purchase Requests sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Purchase Requests sold, our revenues would decrease. We cannot provide any assurances that we will be able to prevent Dealer attrition or to offset the revenues lost due to Dealer attrition by other means, and our failure to do so could materially and adversely affect our business, results of operations and financial condition.

Our ability to provide increased number of high quality Purchase Requests to our customers is dependent on increasing the number of Internally-Generated Purchase Requests and acquiring high quality leads from third parties.  Originating Internally-Generated Purchase Requests is dependent on our ability to increase consumer traffic to our websites by providing secure and easy to use websites with relevant and quality content for consumers and by increasing visibility of our brands to consumers. We compete for Dealer and Manufacturer customers and for acquisition of Non-Internally Generated Purchase Requests with companies that maintain automotive Purchase Request referral businesses that are very similar to ours. Several of these competitors are larger than us and may have greater financial resources than we have.  If we lose customers or quality Purchase Request supply volume to our competitors, or if our pricing or cost to acquire Purchase Requests is impacted, our business, results of operations and financial condition will be materially and adversely impacted.

Our ability to increase advertising revenues is largely dependent on our ability to increase consumer traffic to our websites.

We depend on automotive Manufacturers for substantially all of our advertising revenues. The termination of any of these relationships, a decline in the level of advertising with us, reductions in advertising rates or any significant failure to develop additional sources of advertising would cause our advertising revenues to decline, which could have a material adverse effect on our business, results of operations and financial condition. We periodically negotiate revisions to existing agreements and these revisions could decrease our advertising revenues in future periods and a number of our advertising agreements with Manufacturers may be terminated at any time without cause. We may not be able to maintain our relationship with Manufacturers on favorable terms or find alternative comparable relationships capable of replacing advertising revenues on terms satisfactory to us. If we cannot do so, our advertising revenues would decline, which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to maintain and add to our relationships with advertisers and thereby increase advertising revenues is dependent on our ability to attract consumers and acquire traffic to our Company-Owned Websites and monetize that traffic at profitable margins with advertisers. Our consumer facing websites compete with offerings from the major internet portals, transaction based sites, automotive-related verticals (websites with content that is primarily automotive in nature) and numerous lifestyle websites. Our advertising business is characterized by minimal barriers to entry, and new competitors may be able to launch competitive services at relatively low costs. If our websites do not provide a compelling, differentiated user experience, we may lose visitors to competing sites and if our website traffic declines, we may lose relevance to our major advertisers who may reduce or eliminate their advertising buys from us.

We are affected by general economic and market conditions, and, in particular, conditions in the automotive industry.

Our business, results of operations and financial condition are affected by general economic and market factors, conditions in the automotive industry, and the market for automotive marketing services, including, but not limited to, the following:

•	The adverse effect of high unemployment on the number of vehicle purchasers;

•	General uncertainty about the economy;

•	Availability of, and interest rates for, financing for vehicle purchases;

•	Pricing and purchase incentives for vehicles;

•	Disruption in the available inventory of automobiles;

•	The adverse effect of high demand/low supply vehicles on the need for Purchase Requests for such vehicles;

•	Gasoline prices;

•	Volatility in spending by Manufacturers and others in their marketing budgets and allocations;

•	Decreases in the number of retail Dealers in the industry; and

•	The impact of market factors on our ability to continue to attract, train, retain and motivate qualified personnel.

Concentration of credit risk and risks due to significant customers could materially and adversely affect our business, results of operations and financial condition.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with AutoNation, General Motors and Urban Science Applications. During 2011 approximately 24% of the Company’s total revenues were derived from these customers, and approximately 27% or $2.9 million of gross accounts receivable are receivable from them at December 31, 2011. No collateral is required to support our accounts receivables and we maintain an allowance for bad debts for potential credit losses.  If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required and the adverse impact on the our business, results of operations or financial condition could be material.

Uncertainty exists in the application of various laws and regulations to our business. New laws or regulations applicable to our business, or expansion or interpretation of existing laws and regulations to apply to our business, could subject us to licensing, claims, judgments and remedies, including monetary liabilities and limitations on our business practices, and could increase administrative costs or materially and adversely affect our business, results of operations and financial condition.

We operate in a regulatory climate in which there is uncertainty as to the application of various laws and regulations to our business.  Although we do not believe that existing laws or regulations materially and adversely impact us, our business could be significantly affected by different interpretations or applications of existing laws or regulations, future laws or regulations, or actions or rulings by judicial or regulatory authorities.  Our operations may be subjected to adoption, expansion or interpretation of various laws and regulations, and compliance with these laws and regulations may require us to obtain licenses at an undeterminable and possibly significant initial and annual expense. These additional expenditures may increase future overhead, thereby potentially reducing our future results of operations. There can be no assurances made that future laws or regulations or interpretations or expansions of existing laws or regulations will not impose requirements on internet commerce that could substantially impair the growth of e-commerce and adversely affect our business, results of operations and financial condition. The adoption of additional laws or regulations may decrease the popularity or impede the expansion of e-commerce and internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability.

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

Automotive Dealer/ Broker and Vehicle Advertising Laws. All states comprehensively regulate vehicle sales and lease transactions, including strict licensure requirements for Dealers (and, in some states, brokers) and vehicle advertising. Most of these laws and regulations, we believe, specifically address only traditional vehicle purchase and lease transactions, not internet-based Purchase Request referral programs such as our programs. We do not believe that our marketing services programs qualify as automobile brokerage activity in most states and, therefore, we do not believe that state motor vehicle Dealer or broker licensing requirements apply to us in most states. If we determine that the licensing or other regulatory requirements in a given state are applicable to us or to a particular marketing services program, we may elect to obtain required licenses and comply with applicable regulatory requirements.  However, if licensing or other regulatory requirements are overly burdensome, we may elect to terminate operations or particular marketing services programs in that state or elect to not operate or introduce particular marketing services programs in that state. In some states we have modified our marketing programs or pricing models to reduce uncertainty regarding our compliance with local laws. As we introduce new services, we may need to incur additional costs associated with additional licensing regulations and regulatory requirements.  If any state’s licensing or other regulatory requirements relating to motor vehicle Dealers or brokers are deemed applicable to us or to any particular marketing services program and we do not comply with those regulatory requirements, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs or pricing models in those states in a manner that undermines the attractiveness of the program to consumers or Dealers.

 Financial Broker and Consumer Credit Laws. We provide a connection through our websites that allows consumers to obtain finance information and submit Purchase Requests for vehicle financing to third party lenders. We also acquire finance-related Purchase Requests from third parties. We receive marketing fees from financial institutions and Dealers in connection with this marketing activity. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we may be unable to comply with a state’s laws or regulations, or we could be required to incur significant fees and expenses to obtain any financial broker required license and comply with regulatory requirements. In the event states require us to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties or be compelled to discontinue operations in those states.  In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a new consumer financial protection bureau with broad regulatory powers, which could lead to regulation of our Finance Purchase Request business directly or indirectly through regulation of automotive finance companies and other financial institutions.

Insurance Broker Laws. We provide links on our websites and referrals from call centers enabling consumers to be referred to third parties to receive quotes for insurance and extended warranty coverage from such third parties. All on-line applications for quotes are completed on the respective insurance carriers’ or other third party websites, and all applications for quotes obtained through call center referrals are conducted by the insurance carrier or other third party. We receive marketing fees from participants in connection with this marketing activity. We do not receive any premiums from consumers nor do we charge consumers fees for our services. We do not believe that these activities require us to be licensed under state insurance laws. However, if any state insurance licensing laws were determined to be applicable to us and if we are required to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states.

Changes in the taxation of internet commerce may result in increased costs.

Because our business is dependent on the internet, the adoption of new local, state or federal tax laws or regulations or new interpretations of existing laws or regulations by governmental authorities may subject us to additional local, state or federal sales, use or income taxes and could decrease the growth of internet usage or marketing or the acceptance of internet commerce which could, in turn, decrease the demand for our services and increase our costs.  As a result, our business, results of operations and financial condition could be materially and adversely affected. Tax authorities in a number of states are currently reviewing and re-evaluating the tax treatment of companies engaged in internet commerce, including the application of sales taxes to internet marketing businesses similar to ours. We accrue for tax contingencies based upon our estimate of the taxes ultimately expected to be paid, which we update over time as more information becomes available, new legislation or rules are adopted or taxing authorities interpret their existing statutes and rules to apply to internet commerce, including internet marketing businesses similar to ours.  The amounts ultimately paid in resolution of reviews or audits by taxing authorities could be materially different from the amounts we have accrued and result in additional tax expense, and our business, results of operations and financial condition could be materially and adversely affected.  We were audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011, and we are awaiting the results of the state’s audit.  We are also in an on-going income tax examination by the New York State Department of Taxation and Finance for the period January 1, 2006 through December 31, 2008.

Data Security and Privacy Risks

Our business is subject to various laws, rules and regulations relating to data security and privacy. New data security and privacy laws, rules and regulations may be adopted regarding the internet or other on-line services that could limit our business flexibility or cause us to incur higher compliance costs.  In each case, our business, results of operations and financial condition could be materially and adversely affected.  We have identified below some of these risks that we believe could be costly for us.

Anti-spam laws, rules and regulation. Various state and federal laws, rules and regulations regulate email communications and internet advertising and restrict or prohibit unsolicited email (commonly known as “spam”). These laws, rules or regulations may adversely affect our ability to market our services to consumers in a cost-effective manner. The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) imposes complex and often burdensome requirements in connection with sending commercial emails. In addition, state laws regulating the sending of commercial emails, including California’s law regulating the sending of commercial emails, to the extent found to not be preempted by CAN-SPAM, may impose requirements or conditions more restrictive than CAN-SPAM. Violation of these laws, rules or regulations may result in monetary fines or penalties or damage to our reputation.

Data privacy laws, rules and regulations. Various laws, rules and regulations govern the collection, use, retention, sharing and security of data that we receive from our users, advertisers, and affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others. Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertisers, or Purchase Request referral and advertising affiliates. We can not predict whether new legislation or regulations concerning data privacy and retention issues related to our business will be adopted, or if adopted, whether they could impose requirements that may result in a decrease in our user registrations and materially and adversely affect our revenues, results of operations and financial condition.  Proposals that have or that are currently being considered includes restrictions relating to the collection and use of data and information obtained through the tracking of internet use, including the possible implementation of a “Do Not Track” list, that would allow internet users to opt-out of such tracking.

Security risks associated with on-line Purchase Requests collection and referral, advertising and e-commerce.   A significant issue for on-line businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant barriers to growth in consumer use of the internet, on-line advertising, and e-commerce. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of on-line services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and fraudulent on-line transactions, should they continue to increase in prevalence, could also materially and adversely affect the customer experience and therefore our business, operating results and financial condition. We are insured for some, but not all, of the foregoing risks.  Even for those risks for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all costs, liabilities or losses we might incur or experience.

Technology Risks

Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. If we are required to invest substantial amounts in technology, our results of operations will be adversely impacted.  The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, including mobile internet applications, and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites, mobile applications, and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites, or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our business results of operations and financial condition could suffer.

Interruptions or failures in our information technology platforms, communication systems, or security systems could materially and adversely affect our business, results of operations or financial conditions.  Our information technology and communications systems are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyber attacks, terrorist attacks, failure of redundant systems and disaster recovery plans and similar events. Such outages and interruptions could damage our reputation and harm our operating results.  Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third-party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning and services are not adequate to meet our continued technology platform, communication or security systems’ needs.  We rely on third-party providers for our primary and secondary internet connections. Our co-location service which provides environmental and power support for our technology platforms, communication systems, and security systems is received from a third-party provider. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to effectively plan for increases in capacity could, in turn, cause delays or disruptions in our services. We are insured for some, but not all, of these events.  Even for those events for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all losses we might incur or experience.

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

•
Historical and anticipated operating metrics such as the number of participating Dealers, volume of Purchase Request deliveries to Dealers, the number of visitors to our Company-Owned Websites and the frequency with which they interact with our Company-Owned Websites;

•	Announcements of new product or service offerings;

•	Technological innovations;

•	Low trading volumes;

•	Concentration of holdings in our common stock resulting in low public float for our shares;

•	Decisions by holders of large blocks of our stock to sell their holdings on accelerated time schedules, including by reason of their decision to liquidate investment funds that hold our stock;

•	Limited analyst coverage of the Company;

•	Competitive developments, including actions by Manufacturers;

•	Changes in financial estimates by securities analysts or our failure to meet such estimates;

•	Conditions and trends in the internet, electronic commerce and automotive industries;

•	Our ability to comply with the conditions to continued listing of our stock on The NASDAQ

Global Market;

•	Adoption of new accounting standards affecting the technology or automotive industry;

•	The impact of open market repurchases of our common stock; and

•	General market or economic conditions and other factors.

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

Our common stock could be delisted from the NASDAQ Global Market if we are not able to satisfy continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.  Our common stock is currently listed on the NASDAQ Global Market. Continued listing of a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance   that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing.  The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive trading days. With very few exceptions, the closing bid price for our shares has been less than $1.00 per share since August 1, 2011, and there can be no assurances made that we will satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market.

We received a letter dated September 15, 2011, from The NASDAQ Stock Market LLC, notifying us that during the preceding 30 consecutive business days, the closing bid price of our common stock was below the $1.00 minimum bid price per share required for continued listing on the NASDAQ Global Market.  This notification did not result in the immediate delisting of Autobytel's common stock from the NASDAQ Global Market.

In accordance with NASDAQ rules, Autobytel has 180 calendar days, or until March 13, 2012, to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days.  Under the Listing Rules, the NASDAQ staff may exercise its discretion to extend this 10-day period. As of the filing of this Annual Report on 10-K with the SEC, the Company has not regained compliance with the minimum bid price requirement and will not be able to regain compliance prior to March 13, 2012 due to the condition that the common stock must satisfy the minimum bid requirement for a minimum of 10 consecutive business days.  As a result, NASDAQ will provide notice to Autobytel that Autobytel’s common stock is subject to delisting from the NASDAQ Global Market.  Once Autobytel receives this notice, it may appeal the delisting determination to the NASDAQ Hearing Panel or may apply to transfer the listing of its common stock to the NASDAQ Capital Market if Autobytel satisfies all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement.  If such application to the NASDAQ Capital Market is approved, then Autobytel may be eligible for an additional grace period.  We are evaluating various options for regaining compliance with the minimum bid price requirement, including a reverse stock split of our common stock.

Risks Associated with Litigation

Misappropriation or infringement of our intellectual property and proprietary rights,  enforcement actions to protect our intellectual property and claims from third parties relating to intellectual property  could materially and adversely affect our business, results of operations and financial condition. Litigation regarding intellectual property rights is common in the internet and technology industries. We expect that internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps.  Our ability to compete depends upon our proprietary systems and technology.  While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable website maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We have no assurance that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available when our products and services are made available on-line. In addition, if litigation becomes necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity, this litigation, even if successful, could result in substantial costs and diversion of resources and management attention.  We also have no assurances that our products and services do not infringe on the intellectual property rights of third parties. Claims of infringement, even if unsuccessful, could result in substantial costs and diversion of resources and management attention. If we are not successful, we may be subject to preliminary and permanent injunctive relief and monetary damages which may be trebled in the case willful infringements.

We could be adversely affected by actions of third parties that could subject us to litigation that could significantly and adversely affect our business, results of operations and financial condition.   We could face liability for information retrieved or obtained from or transmitted over the internet by third parties and liability for products sold over the internet by third parties. We could be exposed to liability with respect to third-party information that may be accessible through our websites, links or vehicle review services. These claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. These claims might assert, among other things that, by directly or indirectly providing links to websites operated by third parties we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through those websites. It is also possible that, if any third-party content provided on our websites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

We also enter into agreements with other companies under which any revenues that results from the purchase or use of services through direct links to or from our websites or on our websites is shared. In addition, we acquire personal information and data in the form of Purchase Requests purchased from third party websites involving consumers who submitted personally identifiable information and data to the third parties and not directly to us. These arrangements may expose us to additional legal risks and uncertainties, including disputes with these parties regarding revenue sharing, local, state and federal government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves or have direct contact with the consumer. These liabilities can include liability for violations by these third parties of laws, rules and regulations, including those related to data security and privacy laws and regulations; unsolicited email, text messaging, telephone or wireless voice marketing; and licensing. We have no assurance that any indemnification provided to us in our agreements with these third parties, if available, will be adequate.

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

Under our Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of one Right for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $8.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.90% or more of the Company’s outstanding common stock or future acquisitions by any existing holders of 4.90% or more of the Company’s outstanding common stock. If a person or group acquires 4.90% or more of our common stock, all Rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a Right that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the Right.  The Tax Benefit Preservation Plan authorizes our Board of Directors to exercise discretionary authority to deem a person acquiring common stock in excess of 4.90% not to be an “Acquiring Person” under the Tax Benefit Preservation Plan, and thereby not trigger the Rights, if the Board finds that the beneficial ownership of shares by the person acquiring the shares will not be likely to directly or indirectly limit the availability to the Company of the net operating loss carryovers and other tax attributes that the plan is intended to preserve or  is otherwise in the best interests of the Company.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had no material weaknesses in our internal control over financial reporting as of December 31, 2011. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have one or more material weaknesses in the future resulting from failure of our internal controls and procedures.

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

 Our headquarters are located in an office building in Irvine, California. Our headquarters consist of approximately 26,000 square feet of leased space. The headquarters lease expires on July 31, 2013 with a one-year extension option available. Our finance leads operations are located in an office building in Troy, Michigan and occupies approximately 5,449 square feet. This lease expires on July 31, 2013 with an option to extend the term for one term of three years. We also have offices located in Tampa, Florida, which consists of approximately 2,843 rentable square feet. This lease expires May 31, 2013. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3.	Legal Proceedings

See Note 6 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock, par value $0.001 per share, is listed on The NASDAQ Global Market and trades under the symbol “ABTL.” The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock.

Year	High	Low
2010
First Quarter	$1.14	$0.90
Second Quarter	$1.28	$0.79
Third Quarter	$1.21	$0.80
Fourth Quarter	$0.89	$0.74
2011
First Quarter	$1.47	$0.86
Second Quarter	$1.46	$0.98
Third Quarter	$1.18	$0.82
Fourth Quarter	$0.92	$0.70

As of February 27, 2012, there were 469 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future. As of February 27, 2012, our common stock closing price was $1.01 per share.

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

Overview

For the year ended December 31, 2011, our business, results of operations and financial condition were affected and may continue to be affected in the future, by general economic and market factors, including, conditions in the automotive industry, the market for Purchase Requests and the market for advertising services, including, but not limited to, the following:

•	The adverse effect of high unemployment on the number of vehicle purchasers;

•	General uncertainty of the economy;

•	Availability of, and interest rates for, financing for vehicle purchases;

•	Pricing and purchase incentives for vehicles;

•	Disruption in the available inventory of automobiles;

•	Gasoline prices;

•
The effects of competition and Purchase Request sourcing (i.e., Internally-Generated Purchase Requests versus Non-Internally Generated Purchase Requests) on our supply and acquisition costs of quality Purchase Requests and the resulting effects on sales, pricing and margins for our services and products;

•	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale Manufacturers in our customer base;

•	Continued volatility in spending by Manufacturers and others in marketing allocations;

•	The amount of visits (traffic) to our Company-Owned Websites;

•	The cost of acquiring traffic to our Company-Owned Websites; and

•	The rates attainable from our advertisers.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2011	2010
Revenues:
Purchase Requests	94%	92%
Advertising	6	8
Other	—	—

Total revenues:	100	100

Cost of revenues	59	62

Gross margin	41	38

Operating expenses:
Sales and marketing	14	22
Technology support	11	14
General and administrative	12	23
Depreciation and amortization	3	2
Litigation settlements	(1)	(6)

Total operating expenses	39	55

Operating income (loss)	2	(17)
Interest and other income	—	1
Income tax provision	1	1

Net income (loss)	1%	(17%)

Revenues by groups of similar services and gross profits are as follows:

	Years Ended December 31,		2011 vs. 2010 Change
	2011	2010	$	%
	(dollar amounts in thousands)
Revenues:
Purchase Requests	$59,735	$47,609	$12,126	25%
Advertising	3,850	3,815	35	1
Other revenues	227	110	117	106

Total revenues	63,812	51,534	12,278	24
Cost of revenues (excludes depreciation of $221 in 2011 and $243 in 2010)	37,829	32,032	5,797	18

Gross profit	$25,983	$19,502	$6,481	33%

Purchase Requests. Purchase Requests revenues increased $12.1 million or 25% in 2011 compared to 2010.  The increase in Purchase Requests revenues was primarily due to the acquisition of Autotropolis, Inc. and Cyber Ventures, Inc. (“Auto/Cyber”) as of September 17, 2010 and corresponding volume, as well as an increase in finance Purchase Request revenues.  Vehicle Purchase Request volume increased over 30%, while Finance Purchase Requests growth was driven by better monetization of volume.

Advertising.  The $35,000 or 1% increase in advertising revenues in 2011 compared to 2010 was primarily due to recognition of $0.3 million of deferred advertising revenues related to advertising campaigns that were closed out with one of the Company’s advertisers offset by a decrease in advertising revenues as a result of the earthquake and tsunami in Japan.

Other revenues.  Other revenues increased $117,000 or 106% in 2011 compared to 2010.  The increase in other revenues was primarily related to increased call center and Dealer SEM service revenues.

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

The $5.8 million or 18% increase in the cost of revenues in 2011 compared to 2010 was primarily due to the Auto/Cyber acquisition and corresponding increase in automotive Purchase Request volume.

Operating expenses were as follows:

	Years Ended December 31,		2011 vs. 2010 Change
	2011	2010	$		%
	(dollar amounts in thousands)
Operating expenses:
Sales and marketing
Sales and marketing	$8,864	$11,282		$(2,418)	(21%)
Severance included in sales and marketing	42	301		(259)	(86)
Total sales and marketing	8,906	11,583		(2,677)	(23)

Technology support
Technology support	7,045	6,593		452	7
Severance included in technology support	—	362		(362)	(100)
Acquisition costs included in technology support	—	8		(8)	(100)
Total technology support	7,045	6,963		82	1

General and administrative
General and administrative	7,987	10,490		(2,503)	(24)
Severance included in general and administrative	—	599		(599)	(100)
Acquisition costs included in general and administrative	—	679		(679)	(100)
Total general and administrative	7,987	11,768		(3,781)	(32)

Depreciation and amortization
Depreciation and amortization	698	717		(19)	(3)
Amortization related to acquired intangible assets	1,073	382		691	181
Total depreciation and amortization	1,771	1,099		672	61

Litigation settlements	(451)	(2,939)		2,488	(85)
Total operating expenses	$25,258	$28,474	$	(3,216)	(11%)

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support, and bad debt expense.  Sales and marketing expense for the year ended December 31, 2011 decreased by $2.7 million or 23% compared to the prior year, due principally to decreased personnel costs. Sales and marketing expense also included $42,000 and $0.3 million in severance related costs during 2011 and 2010, respectively.

    Technology Support.  Technology support include compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure.

Technology support expense for the year ended December 31, 2011 increased by $82,000 or 1% compared to the prior year, primarily due to increased costs associated with the Auto/Cyber acquisition offset with non-recurring website redesign costs spent in 2010.

General and Administrative. General and administrative expense for the year ended December 31, 2011 decreased by $3.8 million compared to the prior year. The decrease was primarily due to decreased headcount-related compensation costs and a decrease in professional fees offset by $0.2 million accrued in 2011 related to an estimated liability associated with a sales tax audit performed by the New York State Department of Taxation and Finance.

Depreciation and amortization.  Depreciation and amortization expense for the year ended December 31, 2011 increased by $0.7 million primarily due to the addition of intangible assets related to the Auto/Cyber acquisition offset by a decrease in depreciation and amortization related to fixed assets that became fully amortized in 2011.

Litigation Settlements. Litigation settlements for the year ended December 31, 2011 were $0.5 million compared to $2.9 million in the prior year.  The $0.5 million in the year ended December 31, 2011 was primarily from the settlement of an arbitration claim seeking indemnification from a third party supplier relating to the third party’s method of soliciting Purchase Requests.  The arbitration settlement represented the recovery of legal fees and other related expenses previously expensed under General and Administrative operating expenses.  In 2004, we brought a lawsuit for patent infringement against Dealix Corporation (“Dealix”). In December 2006, we entered into a settlement agreement with Dealix (“Settlement Agreement”). The Settlement Agreement provided for Dealix to pay us a total of $20.0 million in settlement payments for a mutual release of claims and a license from us to Dealix and its parent company, the Cobalt Group, of certain of our patent and patent applications. On March 13, 2007, we received the initial $12.0 million settlement payment with the remainder to be paid out in installments of $2.7 million on the next three annual anniversary dates of the initial payment. As of December 31, 2010 we received the final annual installment payment of $2.7 million. We recorded the payment as patent litigation settlement in the period payment was received, as a reduction to operating expenses.

Interest and Other Income. Interest and other income decreased by $0.5 million or 93% to $40,000 for the year ended December 31, 2011, compared to $0.6 million for the prior year. Interest and other income for 2011 primarily consist of license fees and other income of $0.3 million received offset by interest expense of $0.3 million related to the Auto/Cyber acquisition.

Segment Information

We conduct our business within one business segment, which is defined as providing automotive marketing services.  Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$2,204	$(4,346)
Net cash provided by (used in) investing activities	164	(12,197)
Net cash provided by financing activities	22	265

Our principal sources of liquidity are our cash and cash equivalents balances. Our cash and cash equivalents totaled $11.2 million as of December 31, 2011 compared to cash and cash equivalents of $8.8 million as of December 31, 2010.

We believe our current cash and cash equivalent balances, together with anticipated cash flows from operations, will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months.

On February 13, 2012, we announced that our Board of Directors had approved a stock repurchase program that authorizes the repurchase of up to $1.5 million of our common stock. Under the repurchase program, we may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require us to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate it at any time.  We will fund repurchases through the use of available cash.  We currently anticipate that we may initiate repurchases in the open market during the week of March 5, 2012 but the timing and extent of repurchases will depend upon market conditions, legal constraints and other corporate considerations at the Company’s sole discretion.

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities in 2011 of $2.2 million resulted primarily from net income of $0.4 million, as adjusted for non-cash charges to earnings, offset by a decrease in working capital, which was the result of a year-over-year decrease in our accounts receivable balance of $2.0 million and accounts payable balance of $0.6 million.

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

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities of $0.2 million consisted of proceeds received from a long-term strategic investment of $0.8 million offset by $0.6 million of purchases of property and equipment.

 Our primary use of cash from investing activities in 2010 of $12.2 million is primarily related to the purchase of Auto/Cyber in September 2010.  We also used $1.0 million to make a long-term strategic investment. In December 2010 we also purchased a $0.4 million certificate of deposit to secure the processing of certain SEM activity.

Net Cash Provided by Financing Activities.  Our primary source of cash from financing activities is from the exercise of stock options. 433,221 options were exercised during 2011 resulting in $0.4 million of cash inflow.  We also made payments in 2011 of $0.3 million related to contingent consideration for the Auto/Cyber acquisition.  539,386 options were exercised during 2010 resulting in $0.3 million of cash inflow. Our future cash flows from employee stock options, if any, will depend on the future timing, value, and amount of stock option exercises.

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2011:

	Years Ending December 31,
	(in thousands)
	2012	2013	2014	2015	2016 and thereafter	Total
Operating leases (a)	$735	$389	$22	$1	—	$1,147
Long-term debt obligations (b)	—	—	—	5,000	—	5,000

Total	$735	$389	$22	$5,001	—	$6,147

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our Consolidated Financial Statements.  Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of these and other accounting policies, see Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Revenue Recognition. Purchase Requests consist of vehicle buying purchase requests for new and used vehicles, and finance request fees.  Fees paid by Dealers and Manufacturers participating in our Purchase Request programs are comprised of monthly transaction and/or subscription fees.  Advertising revenues represent fees for display advertising on our websites.

We recognize revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Purchase Requests are generally recognized as revenues in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on our websites. Fees billed prior to providing services are deferred, as they do not satisfy all U.S. GAAP revenue recognition criteria. Deferred revenues are recognized as revenue over the periods services are provided.

Investments.  In August 2010 we acquired less than a 5% equity interest in Driverside, Inc. (“Driverside”), a non-publicly traded company, for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  We received 1,352,082 shares of Series C preferred stock in Driverside for our investment.  We made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because we do not have significant influence over Driverside.  In 2011, Driverside merged with another entity and we received a cash payment of $823,000, representing our pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the consolidated balance sheet. We are also entitled to receive the pro rata share of amounts, if any, payable upon satisfaction of contingent payment milestones by Driverside and amounts, if any, released from an escrow account established to satisfy post-closing indemnification claims.  We review the investment for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of December 31, 2011, there were no other changes in the recognized amount of the investment in Driverside.

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

The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. We accrued $175,000 in the year ended December 31, 2011 as the estimated liability related to a New York State Department of Taxation and Finance sales tax audit. Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred.

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

Level 3 – Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instrument’s valuation.

The total consideration paid as part of the acquisition of Auto/Cyber on September 17, 2010 included contingent consideration of up to $1.0 million.  On the Acquisition Date, a liability was recognized for an estimate of the Acquisition Date fair value of the contingent consideration based on the probability of achieving the targets and the probability weighted discount on cash flows.  The fair value of the contingent consideration arrangement as of the Acquisition Date was $526,000.  We recorded an additional $388,000 of fair value since the third quarter of 2010 to account for changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Auto/Cyber, which was included in the Statement of Operations.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  See Part II, Item 8, Note 3, “Acquisition of Autotropolis, Inc. and Cyber Ventures, Inc.”, for further discussion of the contingent consideration and key assumptions used in the Level 3 measurement.  Future changes in fair value of the contingent consideration, as a result of changes in significant inputs, could have a material effect on the statement of operations in the period of the change.

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

As of December 31, 2011, we had $0.5 million of unrecognized tax benefits. These unrecognized tax benefits reduced our deferred tax assets which were subject to a valuation allowance of $0.5 million. There were no material changes to our uncertain tax positions during the current period. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized in 2011.

Deferred tax liabilities related to an asset with an indefinite useful life (goodwill and indefinite-lived intangible assets) in jurisdictions where there is a finite loss carryforward period will ordinarily not serve as a source of income for the realization of deferred tax assets because the deferred tax liability will not reverse until some indefinite future period when the asset is sold or written down due to impairment.  During 2010, we recorded $11.7 million of goodwill related to the acquisition of Auto/Cyber.  For tax purposes, we are amortizing tax basis goodwill of $10.3 million over 15 years.  The tax amortization resulted in a deferred tax liability of $354,000 at December 31, 2011.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. We evaluate the carrying value of enterprise goodwill for impairment. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and we then complete the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. We evaluate enterprise goodwill, at a minimum, on an annual basis, in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.  During 2010 we recognized $11.7 million in goodwill related to the acquisition of Auto/Cyber and as of December 31, 2011, there were no changes in the recognized amount of goodwill.

Impairment of Long-Lived Assets and Other Intangible Assets. We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. During 2010 we recorded $4.5 million of intangible assets related to the Auto/Cyber acquisition. At December 31, 2011, we had approximately $2.9 million of remaining long-lived assets that could be subject to future impairment.  We did not record any impairment in 2011.

Recent Accounting Pronouncements

Comprehensive Income

Accounting Standards Codification (“ASC”) 220 “Comprehensive Income.” In December 2011, Accounting Standards Update (“ASU”) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05,” was issued.  This ASU defers the ASU 2011-05 requirement that companies present accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  The ASU also defers the requirement to report reclassification adjustments in interim periods.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not believe adoption of this ASU will have a material effect on our consolidated financial results.

Fair Value Measurement

ASC 820 “Fair Value Measurement.”  In May 2011, ASU Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” was issued.  The amendments in this ASU update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820.  The amendments in this ASU update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: 1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The amendments in this ASU update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  We do not believe that adoption of this ASU update will have a material impact on our consolidated financial statements.

Intangibles – Goodwill and Other

ASC 350 “Intangibles – Goodwill and Other.”  In September 2011, ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” was issued.  The objective of this ASU update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The ASU update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under this ASU update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This ASU update is effective for annual or interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We do not believe that adoption of this ASU will have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2011 we had $11.2 million in cash and cash equivalents.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2011 and 2010 and our Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the years in the two-year period ended December 31, 2011, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed by us in the reports that are filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2011. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In making this assessment, management used the criteria set forth in the framework issued by the COSO entitled Internal Control—Integrated Framework. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 of the Exchange Act that have occurred during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2011, (“2011 Proxy Statement”).

Item 10	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to the following sections of the 2012 Proxy Statement: “Proposal 1-Nomination and Election of Directors;” “Board of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and the following paragraphs under the section “Corporate Governance Matters” “--Committees of the Board of Directors—Audit Committee,” and “--Code of Conduct and Ethics.”

Item 11	Executive Compensation

The information called for in this Item 11 is incorporated by reference to the following sections of the 2012 Proxy Statement: “Executive Compensation,” “Corporate Governance Matters--Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation--Compensation Committee Report.”

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for in this Item 12 is incorporated by reference to the following sections of the 2012 Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-- Equity Compensation Plans.”

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information called for in this Item 13 is incorporated by reference to the following sections of the 2012 Proxy Statement: “Corporate Governance Matters--Certain Relationships and Related Party Transactions” and “--Director Independence.”

Item 14	Principal Accountant Fees and Services

The information called for in this Item 14 is incorporated by reference to the following sections of the 2012 Proxy Statement: “Independent Registered Public Accounting Firm and Audit Committee Report--Principal Accountant Fees and Services,” “--Audit Related Fees,” “--Tax Fees,” “--All Other Fees,” and “--Pre-Approval Policy for Services.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2012.

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

Signature	Title	Date

/s/ MICHAEL J. FUCHS	Chairman of the Board and Director	March 1, 2012
Michael J. Fuchs

/s/ JEFFREY H. COATS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2012
Jeffrey H. Coats

/s/ CURTIS E. DEWALT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2012
Curtis E. Dewalt

/s/ WESLEY OZIMA	Vice President and Controller (Principal Accounting Officer)	March 1, 2012
Wesley Ozima

/s/ MARK N. KAPLAN	Director	March 1, 2012
Mark N. Kaplan

/s/ JEFFREY M. STIBEL	Director	March 1, 2012
Jeffrey M. Stibel

/s/ JANET M. THOMPSON	Director	March 1, 2012
Janet M. Thompson

AUTOBYTEL INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Autobytel Inc.

We have audited the accompanying consolidated balance sheets of Autobytel Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autobytel Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP
Orange County, California
March 1, 2012

AUTOBYTEL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share and share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$11,209	$8,819
Restricted cash	400	400
Accounts receivable, net of allowances for bad debts and customer credits of $540 and $621 at December 31, 2011 and 2010, respectively	10,144	9,067
Prepaid expenses and other current assets	571	797

Total current assets	22,324	19,083
Property and equipment, net	1,629	1,733
Long-term strategic investment	194	1,000
Intangible assets, net	2,893	4,258
Goodwill	11,677	11,677
Other assets	77	81

Total assets	$38,794	$37,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,081	$3,713
Accrued expenses and other current liabilities	4,994	4,995
Deferred revenues	216	564

Total current liabilities	8,291	9,272
Convertible note payable	5,000	5,000
Other non-current liabilities	607	457

Total liabilities	13,898	14,729
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,121,727 and 45,689,062 shares issued and outstanding at December 31, 2011 and 2010, respectively	46	46
Additional paid-in capital	306,733	305,356
Accumulated deficit	(281,883)	(282,299)

Total stockholders’ equity	24,896	23,103

Total liabilities and stockholders’ equity	$38,794	$37,832

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per-share data)

	Years Ended December 31,
	2011	2010
Revenues:
Purchase requests	$59,735	$47,609
Advertising	3,850	3,815
Other revenues	227	110

Total revenues	63,812	51,534
Cost of revenues (excludes depreciation of $221 in 2011 and $243 in 2010)	37,829	32,032

Gross profit	25,983	19,502
Operating expenses:
Sales and marketing	8,906	11,583
Technology support	7,045	6,963
General and administrative	7,987	11,768
Depreciation and amortization	1,771	1,099
Litigation settlements	(451)	(2,939)

Total operating expenses	25,258	28,474

Operating income (loss)	725	(8,972)

Interest and other income, net	40	590
Income tax provision	349	182

Net income (loss) and comprehensive income (loss)	$416	$(8,564)

Basic and diluted earnings (loss) per common share	$0.01	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2009	45,168,706	$45	$301,831	$(273,735)	$28,141
Shares forfeited pursuant to stock awards	(19,030)	—	—	—	—
Share-based compensation	—	—	1,101	—	1,101
Issuance of warrants	—	—	1,260	—	1,260
Premium on convertible note	—	—	900	—	900
Issuance of common stock upon exercise of stock options	539,386	1	264	—	265
Net loss	—	—	—	(8,564)	(8,564)

Balance, December 31, 2010	45,689,062	46	305,356	(282,299)	23,103
Shares forfeited pursuant to stock awards	(556)	—	—	—	—
Share-based compensation	—	—	1,032	—	1,032
Issuance of common stock upon exercise of stock options	433,221	—	345	—	345
Net income	—	—	—	416	416

Balance, December 31, 2011	46,121,727	46	306,733	(281,883)	24,896

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$416	$(8,564)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,106	1,365
Provision for bad debt	131	105
Provision for customer credits	833	714
Write-down of property and equipment	5	—
Share-based compensation	1,022	1,101
Changes in assets and liabilities:
Accounts receivable	(2,041)	(17)
Prepaid expenses and other current assets	226	(191)
Other non-current assets	4	48
Accounts payable	(632)	747
Accrued expenses and other current liabilities	332	428
Deferred revenues	(348)	(39)
Non-current liabilities	150	(43)

Net cash provided by (used in) operating activities	2,204	(4,346)

Cash flows from investing activities:
Purchase of Autotropolis and Cyber Ventures	—	(9,000)
Change in long-term strategic investment	806	(1,000)
Purchases of property and equipment	(642)	(1,797)
Purchase of short-term investment	—	(400)

Net cash provided by (used in) investing activities	164	(12,197)

Cash flows from financing activities:
Net proceeds from stock option exercises	355	265
Payment of contingent fee arrangement	(333)	—

Net cash provided by financing activities	22	265

Net increase (decrease) in cash and cash equivalents	2,390	(16,278)
Cash and cash equivalents, beginning of period	8,819	25,097

Cash and cash equivalents, end of period	$11,209	$8,819

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$84	$166
Cash paid for interest	$312	$—

Supplemental disclosure of non-cash financing activities:
Issuance of convertible note related to Autotropolis/Cyber Ventures acquisition	$—	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Autobytel

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through its programs for online purchase request referrals (“Purchase Requests”), Dealer marketing products and services, and online advertising programs and data products.

The Company's network of Company-owned, consumer-facing automotive websites (“Company-Owned Websites”), which includes its flagship website Autobytel.com®, with a mission to be Your Lifetime Automotive Advisor™, provides consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Vehicle Purchase Requests”). For consumers who may not be able to secure loans through conventional lending sources, the Company-Owned Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing (“Finance Purchase Requests”).

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

Although the Company achieved positive cash flow for the year ended December 31, 2011, the Company has historically experienced negative cash flow and at December 31, 2011 had an accumulated deficit of $282 million. Based on the Company’s current operating plan for 2012, the Company expects that its net operating cash flows will improve from 2011 levels.  The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular; however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

Restricted Cash.  In December 2010, the Company paid $0.4 million for a certificate of deposit to secure processing of certain search engine marketing (“SEM”) activity.  The certificate of deposit matures in December 2012.

Investments.  In August 2010, the Company acquired less than a 5% equity interest in Driverside, Inc. (“Driverside”), a non-publicly traded company, for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  The Company received 1,352,082 shares of Series C preferred stock in Driverside for its investment.  The Company made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company’s pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company’s consolidated balance sheet. The Company is also entitled to receive its pro rata share of amounts, if any, payable upon satisfaction of contingent payment milestones by Driverside and amounts, if any, released from an escrow account established to satisfy post-closing indemnification claims.  The Company will review the investment for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of December 31, 2011, there were no other changes in the recognized amount of the investment in Driverside.

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

The allowance for customer credits is an estimate of adjustments for services that do not meet the customer requirements. Additions to the estimated allowance for customer credits are recorded as a reduction of revenues and are based on the Company’s historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; (iii) other factors known at the time; and (iv) future expectations. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits with no impact on revenues.

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

Contingencies.   From time to time the Company may be subject to proceedings, lawsuits and other claims.  The Company assesses the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. The Company records a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter.  The Company was audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011 and is awaiting the results of the state’s audit.  The Company accrued $175,000 in the year ended December 31, 2011 as the estimated liability related to this sales tax audit.  Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred.

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

Level 3 – Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instrument’s valuation.

The total consideration paid as part of the acquisition of Auto/Cyber on September 17, 2010 (“Acquisition Date”) included contingent consideration of up to $1.0 million.  On the Acquisition Date, a liability was recognized for an estimate of the Acquisition Date fair value of the contingent consideration based on the probability of achieving the targets and the probability weighted discount on cash flows.  The fair value of the contingent consideration arrangement as of the Acquisition Date was $526,000.  The Company recorded an additional $388,000 of fair value since the third quarter of 2010 to account for changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Auto/Cyber, which was included in the Statement of Operations.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  See Note 3 for further discussion of the contingent consideration and key assumptions used in the Level 3 measurement.  Future changes in fair value of the contingent consideration, as a result of changes in significant inputs, could have a material effect on the Statement of Operations in the period of the change.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with AutoNation, General Motors and Urban Science Applications. During 2011, approximately 24% of the Company’s total revenues were derived from these three customers, and approximately 27% or $2.9 million of gross accounts receivable related to these three customers at December 31, 2011.

In 2011, no customer accounted for greater than 10% of total revenues.  The Company’s balances due from AutoNation accounted for 10% of the total accounts receivable as of December 31, 2011.

In 2010, no customer accounted for greater than 10% of total revenues, and the Company had no balances due from any customer that accounted for more than 10% of total accounts receivable as of December 31, 2010.

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

Operating Leases.  The Company leases office space, certain office equipment and a domain name under operating lease agreements which expire on various dates through 2015, with options to renew on expiration of the original lease terms.

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

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with the Internal-Use Software and the Website Development Costs Topics, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service are amortized using the straight-line method over the estimated useful life of the related websites.

Impairment of Long-Lived Assets.  The Company periodically reviews long-lived assets to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the long-lived assets and other intangibles. Future events could cause the Company to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company’s financial condition and results of operations. During 2010 the Company recorded $4.5 million of intangible assets related to the Auto/Cyber acquisition. At December 31, 2011, the Company had approximately $2.9 million of remaining long-lived assets that could be subject to future impairment.  The Company did not record any impairment in 2011 or 2010.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. The Company evaluates the carrying value of enterprise goodwill for impairment. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and the Company then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. The Company evaluates enterprise goodwill, at a minimum, on an annual basis, in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.  During 2010 the Company recognized $11.7 million in goodwill related to the acquisition of Auto/Cyber and as of December 31, 2011, there were no changes in the recognized amount of goodwill.

Revenue Recognition.  Purchase Requests consist of vehicle buying purchase request fees for new and used vehicles, and finance request fees.  Fees paid by customers participating in the Company’s Purchase Request programs are comprised of monthly transaction and/or subscription fees.  Advertising revenues represent fees for display advertising on the Company’s websites.

The Company recognizes revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Purchase Requests are generally recognized as revenues in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on the Company’s websites. Fees billed prior to providing services are deferred, as they do not satisfy all U.S. GAAP revenue recognition criteria. Deferred revenues are recognized as revenue over the periods services are provided.

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

Deferred tax liabilities related to an asset with an indefinite useful life (goodwill and indefinite-lived intangible assets) in jurisdictions where there is a finite loss carryforward period will ordinarily not serve as a source of income for the realization of deferred tax assets because the deferred tax liability will not reverse until some indefinite future period when the asset is sold or written down due to impairment.  During 2010, the Company recorded $11.7 million of goodwill related to the acquisition of Auto/Cyber.  For tax purposes, the Company is amortizing tax basis goodwill of $10.3 million over 15 years.  The tax amortization resulted in a deferred tax liability of $354,000 at December 31, 2011.

Computation of Basic and Diluted Net Earnings (Loss) per Share.  Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock.  Diluted net earnings (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants and common shares issuable upon the conversion of note payable.

The following are the share amounts utilized to compute the basic and diluted net earnings (loss) per share for the years ended December 31:

	2011	2010
Basic Shares:
Weighted average common shares outstanding	46,018,271	45,354,243
Weighted average unvested restricted stock	(50,509)	(264,279)
Basic Shares	45,967,762	45,089,964

Diluted Shares:
Basic Shares	45,967,762	45,089,964
Weighted average dilutive securities	1,713,790	—
Dilutive Shares	47,681,552	45,089,964

Potentially dilutive securities representing approximately 11.6 million and 13.8 million shares of common stock for the years ended December 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per share for these periods because their effect would have been anti-dilutive.

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

Business Segment. The Company conducts its business within the United States and within one business segment which is defined as providing automotive and marketing services.  The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

Advertising Expense.  Advertising costs are expensed in the period incurred. Advertising expense in 2011 and 2010 was $0.8 million and $0.9 million, respectively.

Recent Accounting Pronouncements

Comprehensive Income

Accounting Standards Codification (“ASC”) 220 “Comprehensive Income.” In December 2011, Accounting Standards Update (“ASU”) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05,” was issued.  This ASU defers the ASU 2011-05 requirement that companies present accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  The ASU also defers the requirement to report reclassification adjustments in interim periods.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not believe adoption of this ASU will have a material effect on its consolidated financial results.

    Fair Value Measurement

ASC 820 “Fair Value Measurement.”  In May 2011, ASU Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” was issued.  The amendments in this ASU update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820.  The amendments in this ASU Update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: 1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The amendments in this ASU update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company does not believe that adoption of this ASU update will have a material impact on its consolidated financial statements.

Intangibles – Goodwill and Other

ASC 350 “Intangibles – Goodwill and Other.”  In September 2011, ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” was issued.  The objective of this ASU update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The ASU update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under this ASU update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This ASU update is effective for annual or interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company does not believe that adoption of this ASU will have a material impact on its consolidated financial statements.

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

The contingent consideration arrangement (“Contingent Consideration”) requires the Company to pay up to $1.0 million (representing quarterly payments of up to $83,334 beginning fourth quarter 2010 and ending third quarter 2013) of additional consideration to the sellers if certain quarterly Purchase Request volume, Purchase Request quality and gross margin targets are met.  The targets were met for the quarter ended December 31, 2011, and the Company will pay the sellers $83,334 for the quarter.  The fair value of the Contingent Consideration as of the Acquisition Date was $526,000. The fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures.

The key assumptions in applying the Monte Carlo Simulation consisted of minimum, maximum and modal values for the expected quarterly incremental Purchase Request volume, close rate index and gross margin growth rate as well as a triangular distribution assumption. The Company recorded an additional $388,000 since the third quarter of 2010 to account for changes in the range of outcomes for the Contingent Consideration recognized as a result of the acquisition of Auto/Cyber. The Company has recorded a liability of $581,000 related to the Contingent Consideration as of December 31, 2011.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

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

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at a rate of 18.0%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The goodwill recognized of $11.7 million is attributable primarily to expected synergies and the assembled workforce of Auto/Cyber.  Of this amount, approximately $10.3 million is amortizable for income tax purposes.  As of December 31, 2011, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Auto/Cyber.

The Company incurred $687,000 of acquisition related costs related to Auto/Cyber, all of which was expensed in 2010.

The following unaudited pro forma information presents the consolidated results of the Company and Auto/Cyber for the year ended December 31, 2010 with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the period presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2010, are as follows:

For the year ended December 31, 2010
(in thousands)
Unaudited pro forma consolidated results:
Revenues	$59,414
Net loss	$(9,304

4.           Selected Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2011	2010
	(in thousands)
Computer software and hardware and capitalized internal use software	$12,035	$11,651
Furniture and equipment	1,272	1,505
Leasehold improvements	942	1,024

	14,249	14,180
Less—Accumulated depreciation and amortization	(12,620)	(12,447)

Property and Equipment, net	$1,629	$1,733

As of December 31, 2011 and 2010, capitalized internal use software, net of amortization, was $0.9 million and $0.2 million, respectively.  Depreciation and amortization expense related to property and equipment was $0.7 million for the year ended December 31, 2011.  Of this amount, $0.1 million was recorded in cost of revenues and $0.6 million was recorded in operating expenses.  Depreciation and amortization expense related to property and equipment was $1.0 million for the year ended December 31, 2010.  Of this amount, $0.3 million was recorded in cost of revenues and $0.7 million was recorded in operating expenses.

Investments.  On August 16, 2010, the Company acquired less than a 5% interest in Driverside, Inc. for $1,000,000. The Company made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company’s pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company’s consolidated balance sheet. The Company is also entitled to receive its pro rata share of amounts, if any, payable upon satisfaction of contingent payment milestones by Driverside and amounts, if any, released from an escrow account established to satisfy post-closing indemnification claims.  The Company reviews for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of December 31, 2011, there were no other changes in the recognized amount of the investment in Driverside.

  Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisition of Auto/Cyber on September 17, 2010, the Company identified $4.5 million of intangible assets.  The Company’s intangible assets will be amortized over the following estimated useful lives:

		December 31, 2011
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net
Trademarks/trade names	5 years	$5,540	$(4,826)	$714
Software and publications	3 years	1,300	(559)	741
Customer relationships	3 years	1,870	(803)	1,067
Employment/non-compete agreements	5 years	500	(129)	371
		$9,210	$(6,317)	$2,893

Amortization expense is included in “Depreciation and amortization” in the Statement of Operations.  Amortization expense for intangible assets for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2012	$1,353
2013	1,035
2014	283
2015	206
2016	3
$2,880

Goodwill.  The Company recorded $11.7 million in goodwill related to the acquisition of Auto/Cyber.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.  See Note 3 for further discussion of goodwill.

Accrued Expenses and Other Current Liabilities

As of December 31, 2011 and 2010, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2011	2010
	(in thousands)
Compensation and related costs	$2,084	$1,988
Other accrued expenses	2,221	2,103
Amounts due to customers	180	367
Other current liabilities	509	537
Total accrued expenses and other current liabilities	$4,994	$4,995

Long-term debt.  In connection with the acquisition of Auto/Cyber, the Company issued the Note. Interest is payable at an annual interest rate of 6% in quarterly installments.  As of December 31, 2011, the Company had accrued interest of $75,000 related to the Note.  The entire outstanding balance of the Note is to be paid in full on September 30, 2015.

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

Operating Leases

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2015.  The Company’s headquarters are located in an office building in Irvine, California. The Company’s headquarters consist of approximately 26,000 square feet of leased space. The headquarters lease expires on July 31, 2013 with a one-year extension option available. The Company’s finance leads operations are located in an office building in Troy, Michigan and occupies approximately 5,449 square feet. This lease expires on July 31, 2013 with an option to extend the term for one term of three years. The Company also has offices located in Tampa, Florida, which consists of approximately 2,843 rentable square feet. This lease expires May 31, 2013. The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Year Ending December 31,

2012	$735
2013	389
Thereafter	23

$1,147

Rent expense included in operating expenses was $0.7 million for both of the years ended December 31, 2011 and 2010.

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

Litigation

In August 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against Autobytel, certain of the Company’s current and former directors and officers (“Autobytel Individual Defendants”) and underwriters involved in the Company’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. This action purports to allege violations of the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including the parties in the Autobytel case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autobytel. On October 6, 2009, the Court granted final approval of the settlement.  The settlement approval was appealed to the United States Court of Appeals for the Second Circuit.  One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court’s decision to the Second Circuit.  Subsequently, appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice.  As a result, the settlement among the parties in the IPO Litigation is final and the case against Autobytel and the Autobytel Individual Defendants is concluded.

Between April and September 2001, eight separate purported class actions virtually identical to the one filed against Autobytel were filed against Autoweb.com, Inc. (“Autoweb”), certain of Autoweb’s former directors and officers (“Autoweb Individual Defendants”) and underwriters involved in Autoweb’s initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. It purports to allege violations of the Securities Act and the Exchange Act. Plaintiffs allege that the underwriter defendants agreed to allocate stock in Autoweb’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at predetermined prices. Plaintiffs also allege that the prospectus for Autoweb’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. The parties in the approximately 300 coordinated cases, including Autoweb’s case, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Autoweb. On October 6, 2009, the Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit.  One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court’s decision to the Second Circuit.  Subsequently, appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice.  As a result, the settlement among the parties in the IPO Litigation is final and the case against Autoweb and the Autoweb Individual Defendants is concluded.

From time to time, the Company may be involved in other litigation matters arising from the normal course of its business activities.  Such litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition and cash flows.

7.       Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (“IRC”) (the “401(k) Plan”.) The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company did not make a contribution in the year ended December 31, 2011.  The Company contributed $0.2 million in the year ended December 31, 2010.

8.	Stockholders’ Equity

Stock-Based Incentive Plans

The Company has established several Plans that provide for stock-based awards (“Awards”) primarily in the form of stock options and restricted stock awards (“RSAs”). Certain of these Plans provide for awards to employees, the Company’s Board of Directors, and independent consultants. The Awards were granted under the 1996 Stock Incentive Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan, the 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan, the 2004 Restricted Stock and Option Plan, the 2006 Inducement Stock Option Plan and the 2010 Equity Incentive Plan.  As of June 24, 2010, awards may only be granted under the 2010 Equity Incentive Plan.  An aggregate of 3.0 million shares of Company common stock are reserved for future issuance under the 2010 Equity Incentive Plan at December 31, 2011.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
	2011	2010
	(in thousands)
Share-based compensation expense:
Cost of revenues	$34	$33
Sales and marketing	358	301
Technology support	332	196
General and administrative	308	571

Share-based compensation expense	1,032	1,101

Amount capitalized to internal use software	10	—

Total share-based compensation expense	$1,022	$1,101

Certain Awards accelerated their vesting in accordance with their respective original award agreements. The total expense related to these accelerated vested Awards was approximately $0.1 million for the year ended December 31, 2010.  There was no expense related to accelerated awards for the year ended December 31, 2011.  As of December 31, 2011 and December 31, 2010, there was approximately $1.4 million and $0.8 million, respectively, of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 2.0 years.

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

The Company grants its options at exercise prices that are not less than the fair market value of the Company’s common stock on the date of grant. Stock options generally have a seven or ten year maximum contractual term and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months, thereafter. The vesting of certain stock options is accelerated under certain conditions, including upon a change in control of the Company or involuntary termination of employment.

Awards granted under the Company’s stock option plans were estimated to have a weighted average grant date fair value per share of $0.61 and $0.58 for the years ended December 31, 2011 and 2010, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2011	2010
Expected volatility	84%	83%
Expected risk-free interest rate	1.4%	2.1%
Expected life (years)	4.1	4.1

A summary of the Company’s outstanding stock options as of December 31, 2011, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2010	6,843,957	$1.76	6.9
Granted	2,491,538	0.98
Exercised	(433,221)	0.80
Forfeited or expired	(1,164,753)	3.56

Outstanding at December 31, 2011	7,737,521	$1.29	6.3	$565

Vested and expected to vest at December 31, 2011	7,437,026	$1.31	6.3	$565

Exercisable at December 31, 2011	4,296,865	$1.57	6.2	$541

Service-Based Options

During the years ended December 31, 2011 and 2010, the Company granted 1,214,548 and 1,961,210 service-based stock options, with weighted average grant date fair values of $0.62 and $0.58, respectively.

Performance-Based Options.  During the year ended December 31, 2011, the Company granted 1,276,990 performance-based stock options (“Performance Options”) to certain employees with a weighted average grant date fair value of $0.60, using a Black-Scholes option pricing model.  The Performance Options are subject to two vesting requirements and conditions: i) percentage achievement of 2011 revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) goals and ii) service vesting.  Based on the Company’s 2011 revenues and EBITDA performance, 726,666

Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date and the remainder will vest ratably over twenty four months, thereafter.

Market Condition Options

In 2009 the Company granted 1,068,250 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $0.35, with a fair market value per option granted of $0.19, using a Black-Scholes option pricing model.  One-third of these options cliff vest on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercisable.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercisable (“Market Condition A”).  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercisable (“Market Condition B”). Certain of these options will accelerate vesting upon a change in control of the Company. Market Condition A was achieved during 2009 and Market Condition B was achieved in July 2010.   During 2011, 40,926 stock options were exercised related to these market condition options.

During 2011, 433,221 options were exercised (inclusive of the 40,926 market condition stock options exercised during 2011), with an aggregate weighted average exercise price of $0.80.  During 2010, 539,386 options were exercised (inclusive of 163,882 market condition stock options exercised during 2010), with an aggregate weighted average exercise price of $0.49.  The total intrinsic value of options exercised during 2011 and 2010 was $165,000 and $222,000, respectively.

Restricted Stock Awards (“RSAs”)

During 2008, the Company granted an aggregate of 1,020,000 RSAs that are subject to forfeiture. The forfeiture restrictions lapse as to one-third of the restricted stock awards on the first anniversary of the grant date and ratably over twenty-four months thereafter. The lapsing of the forfeiture restrictions is accelerated under certain conditions, including upon a change of control of the Company or involuntary termination. Compensation expense for restricted stock awards is measured on the grant date using the quoted market price of the Company’s common stock on the grant date.  As of December 31, 2011, all shares of restricted stock had vested.

A summary of the changes in the Company’s RSAs during the year ended December 31, 2011 are presented below:

	RSA Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	123,776	$1.06
Vested/forfeiture restriction lapse	(123,220)	1.06
Forfeited	(556)	1.06

Unvested at December 31, 2011	0	$0

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was adopted in 1996, amended in 2003 and 2007, and terminates in 2017. The ESPP permits eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock on the first or last day of each six month purchase period. The ESPP authorized the purchase of up to 650,000 shares of common stock. The ESPP was suspended by the Company’s Board of Directors during 2008 and continued to be suspended in 2011.

Tax Benefit Preservation Plan

On May 26, 2010, the Board of Directors of the Company approved, and the Company entered into, a Tax Benefit Preservation Plan, between the Company and Computershare Trust Company, N.A., as rights agent (the “Tax Benefit Preservation Plan”).  The Tax Benefit  Preservation Plan was approved by stockholders at the Company’s annual meeting of stockholders held June 23, 2011.  The Board of  Directors of the Company adopted the Tax Benefit Preservation Plan to protect stockholder value by preserving important tax assets.  Under the Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of one Right for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $8.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.90% or more of the Company’s outstanding common stock or future acquisitions by any existing holders of 4.90% or more of the Company’s outstanding common stock. If a person or group acquires 4.90% or more of the Company’s common stock, all rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a right that number of shares of the Company common stock which, at the time, has a market value of two times the exercise price of the Right. The Rights will expire upon the earliest of: (i) the close of business on May 26, 2014 unless that date is advanced or extended, (ii) the time at which the Rights are redeemed or exchanged under the Tax Benefit Preservation Plan, (iii)  the repeal of Section 382 or any successor statute if the Board determines that the Tax Benefit Preservation Plan is no longer necessary for the preservation of the Company’s Tax Benefits, (iv) the beginning of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward, or (v) such time as the Board determines that a limitation on the use of the Tax Benefits under Section 382 would no longer be material to the Company.

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

Shares Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2011:

Number of Shares
Stock options outstanding	7,737,521
Authorized for future grants under stock-based incentive plans	2,997,614
Authorized for future issuance under employee stock purchase plan	650,000
Reserved for exercise of Warrant	2,000,000
Reserved for conversion of promissory note	5,376,344
Total	18,761,479

9.	Severance Costs

The Company recorded $42,000 of severance in 2011.  The Company’s Board of Directors, at the recommendation of management, approved a reduction in the number of its employee workforce by approximately 20 employees (the “Reductions”) during fourth quarter of 2010. The Reductions reinforced management’s commitment to improve cash flow and reduce further losses. As a result of the Reductions, the Company recorded a $0.9 million charge, consisting of severance and other related termination expenses, during the year ended December 31, 2010.  The Company paid approximately $0.4 million of the severance and other related termination costs related to the Reduction during 2010 and paid substantially all the remaining cost amounts during the first quarter of 2011.

In addition to severance related to the Reduction, the Company also incurred $0.4 million in additional severance costs during the year ended December 31, 2010. Total severance costs and other related termination expenses incurred by the Company during the year ended December 31, 2010 is summarized as follows:

(in thousands)	Year Ended December 31, 2010
Sales and marketing	$301
Technology support	362
General and administrative	599
Total	$1,262

10.           Income Taxes

Income tax expense from continuing operations consists of the following for the years ended December 31:

	2011	2010
	(in thousands)
Current:
Federal	$—	$—
State	91	86

	91	86
Deferred:
Federal	218	81
State	40	15

	258	96

Total income tax expense	$349	$182

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Tax provision at U.S. federal statutory rates	35.0%	35.0%
State taxes	11.9	4.3
Non-deductible permanent items	2.0	10.8
Incentive stock options	0.4	(0.3)
Return to provision items	9.2	(15.7)
Change in federal valuation allowance	(12.9)	(36.3)

Effective income tax rate	45.6%	(2.2%)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$211	$241
Accrued liabilities	269	238
Net operating loss carry-forwards	39,871	39,993
Fixed assets	134	167
Intangible assets	2,229	2,488
Share-based compensation expense	5,117	4,787
Deferred revenue	4	5
Other	69	84

Total gross deferred tax assets	47,904	48,003
Valuation allowance	(47,904)	(48,003)
Deferred tax liabilities:
Tax deductible goodwill	(354)	(96)

Total gross deferred tax liabilities	(354)	(96)

Net deferred income taxes	$(354)	$(96)

At December 31, 2011, the Company had recorded a valuation allowance of $47.9 million on its net deferred tax assets. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized.

At December 31, 2011, the Company had federal and state net operating loss carry-forwards of approximately $107.9 million and $71.5 million, respectively (“NOLs”). The federal net operating loss carry-forwards expire through 2031 as follows (in millions):

2021	$25.4
2022	1.7
2023	—
2024	4.1
2025	7.7
2026	26.4
2027	15.5
2028	5.1
2029	8.6
2030	11.6
2031	1.8

$107.9

The state net operating loss carry-forwards expire through 2031 as follows (in millions):

2011	$10.1
2012	3.4
2013	2.4
2014	3.9
2015	5.9
2016	21.3
2017	3.2
2028	2.7
2029	5.8
2030	11.0
2031	1.8

$71.5

Utilization of the net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006; however, based on management’s current estimate, this change does not limit the utilization of the NOLs presented above as of December 31, 2011.  As a result of an acquisition in 2001, approximately $9.9 million of the NOLs are subject to an annual limitation of approximately $0.5 million per year.

The federal and state net operating losses begin to expire in 2021 and 2011, respectively. Approximately $10.8 million and $5.0 million, respectively, of the federal and state net operating loss carry-forwards were incurred by subsidiaries prior to the date of the Company’s acquisition of such subsidiaries. The Company established a valuation allowance of $4.1 million at the date of acquisitions related to these subsidiaries. The tax benefits associated with the realization of such net operating losses will be credited to the provision for income taxes. In addition, federal and state net operating losses of approximately $13.5 million and $8.5 million, respectively, relate to stock option deductions. Therefore, to the extent that the valuation allowance is reduced in the future and such options are realized, approximately $4.7 million and $0.5 million, respectively, will be credited to stockholders’ equity rather than to income tax benefit.

At December 31, 2011, deferred tax assets exclude approximately $0.6 million and $0.1 million of tax-effected federal and state net operating losses pertaining to tax deductions from stock-based compensation. Upon future realization of these benefits, the Company expects to increase additional paid-in capital and reduce income taxes payable. The benefit of excess stock option deductions is not recorded until such time that the deductions reduce income taxes payable. For purposes of determining when the stock options reduce income taxes payable, the Company has adopted the “with and without” approach whereby the Company considers net operating losses arising from continuing operations prior to net operating losses attributable to excess stock option deductions.

At December 31, 2011, the Company has federal and state research and development tax credit carry-forwards of $0.3 million and $0.2 million, respectively.  The federal credits begin to expire in 2021.  The state credits do not expire.

As of December 31, 2011 and 2010, the Company had unrecognized tax benefits of approximately $0.5 million, all of which, if subsequently recognized, would have affected the Company’s tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(in thousands)
Balance at January 1,	$500	$500
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions related to prior years and settlements	—	—
Reductions based on the lapse of the statutes of limitations	—	—

Balance at December 31,	$500	$500

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits in the years ended December 31, 2011 and 2010.

The Company is also in an on-going income tax examination by the New York State Department of Taxation and Finance for the period January 1, 2006 through December 31, 2008.  The Company believes it has made adequate reserves for state tax items through December 31, 2011.

11.	Quarterly Financial Data (Unaudited)

Below is a summary table of the Company’s quarterly data for the years ended December 31, 2011 and December 31, 2010.

	Quarter Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010 (a)	Sep 30, 2010 (b)	Jun 30, 2010 (c)	Mar 31, 2010 (d)
	(in thousands, except per-share amounts)
Total net revenues	$16,223	$16,310	$15,247	$16,032	$14,659	$12,931	$12,131	$11,813
Gross profit	6,889	6,572	6,362	6,160	5,755	4,757	4,242	4,748
Net income (loss)	$341	$446	$199	$(571)	$(3,299)	$(3,061)	$(3,001)	$797
Basic and diluted earnings (loss) per share	$0.01	$0.01	$0.00	$(0.01)	$(0.07)	$(0.07)	$(0.07)	$0.02

(a)	Net loss includes $0.9 million of severance and other employee termination expenses.
(b)	Net loss includes $0.1 million of severance and other employee termination expenses.
(c)	Net loss includes $0.3 million of severance and other employee termination expenses.
(d)	Net income includes a $2.7 million litigation settlement gain.

12.	Subsequent Event

On February 13, 2012, the Company announced that the Board of Directors had approved a stock repurchase program that authorizes the repurchase of up to $1.5 million of Company Common Stock. Under the repurchase program, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require us to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate it at any time.  The Company will fund repurchases through the use of available cash.  The Company currently anticipates that they may initiate repurchases in the open market during the week of March 5, 2012 but the timing and extent of repurchases will depend upon market conditions, legal constraints and other corporate considerations at the Company’s sole discretion.

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2011	2010
	(in thousands)
Allowance for bad debts:
Beginning balance	$355	$822
Additions	130	105
Write-offs	(266)	(572)

Ending balance	$219	$355

Allowance for customer credits:
Beginning balance	$266	$285
Additions	833	714
Write-offs	(778)	(733)

Ending balance	$321	$266

Tax valuation allowance:
Beginning balance	$48,003	$44,953
Charged (credited) to tax expense	(287)	4,273
Charged (credited) to other	188	(1,223)

Ending balance	$47,904	$48,003

EXHIBIT INDEX

Number	Description

2.1 ‡
Asset Purchase Agreement dated as of September 16, 2010 by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the Securities and Exchange Commission (“SEC”) on November 12, 2010 (SEC File No. 001-34761) (“3rd Quarter 2010 Form 10-Q”)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly autobytel.com inc. (“Autobytel” or the “Company”) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 000-22239)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., is incorporated hereby by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

10.1**
Form of Amended and Restated Indemnification Agreement between Autobytel and its directors and officers is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761)

10.2**
Form of Outside Director Stock Option Agreement pursuant to the 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2005 (SEC File No. 000-22239) (“September 2005 Form 8-K”)

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

10.5**	Autobytel.com inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.30 of Amendment No.1 to S-1 Registration Statement

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

10.9**	Auto-By-Tel Corporation 1996 Stock Incentive Plan and related agreements are incorporated herein by reference to Exhibit 10.6 of Amendment No. 1 to S-1 Registration Statement

10.10**	Autobytel.com Inc. 2000 Stock Option Plan is incorporated herein by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed with the SEC on June 15, 2000 (SEC File No. 333-39396)

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

10.25**
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.7 of Post-Effective Amendment to Registration Statement on Form S-8  filed with the SEC on July 31, 2003 (SEC File No. 333-67692)

10.26**
Form of Outside Director Stock Option Agreement pursuant to the Autobytel 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 3, 2004 (SEC File No. 000-22239) (“November 3, 2004 Form 8-K”)

10.27**	Form of Outside Director Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.2 of the November 3, 2004 Form 8-K

10.28**
Autobytel Inc. 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement on Form S-8 filed with the SEC on June 28, 2004 (SEC File No. 333-116930)  (“2004 Form S-8”)

10.29**	Form of Employee Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 4.9 of the 2004 Form S-8

10.30**
Form of Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.65 of the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (SEC File No. 000-22239)

10.31**
2006 Inducement Stock Option Plan is incorporated herein by reference to Exhibit 4.9 of the Registration Statement on Form S-8  filed with the SEC on June 16, 2006 (SEC File No. 333-135076) (“2006 Form S-8”)

10.32**	Form of Employee Inducement Stock Option Agreement is incorporated herein by reference to Exhibit 4.10 of the 2006 Form S-8

10.33**†
Settlement Agreement entered into as of December 19, 2006 among Autobytel, The Cobalt Group, Inc., Dealix Corporation and for limited purposes WP Equity Partners, Inc. is incorporated herein by reference to Exhibit 10.76 of the Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the SEC on March 15, 2007 (SEC File No. 000-22239) (“2006 Form 10-K”)

10.34**
Letter Agreement dated October 30, 2007 between the Company and Curtis DeWalt is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 15, 2007 (SEC File No. 000-22239)

10.35**
Letter Agreement dated October 10, 2006 between the Company and Glenn E. Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009 is incorporated herein by reference to Exhibit 10.77 of the 2008 Form 10-K

10.36**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Glenn E. Fuller is incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239)

10.37**
Letter Agreement dated October 4, 2007 between the Company and Curtis E. DeWalt, as amended by Memorandum dated as of December 8, 2008 and Memorandum dated March 1, 2009 is incorporated herein by reference to Exhibit 10.79 of the 2008 Form 10-K

10.38**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Curtis E. DeWalt is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 9, 2009 (SEC File No. 000-22239)

10.39**	Letter Agreement dated August 6, 2004 between the Company and Wesley Ozima, as amended by Memorandum dated March 1, 2009 is incorporated herein by reference to Exhibit 10.81 of the 2008 Form 10-K

10.40**	Amended and Restated Severance Agreement dated as of November 15, 2008 between the Company and Wesley Ozima is incorporated herein by reference to Exhibit 10.82 of the 2008 Form 10-K

10.41**
Form of Restricted Stock Award Agreement pursuant to the Amended and Restated 2001 Restricted Stock and Option Plan and the 2004 Restricted Stock and Option Plan is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239) (“October 2008 Form 8-K”)

10.42**
Form of Employee Stock Option Agreement pursuant to the 1998 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan and the 1999 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 of the October 2008 Form 8-K

10.43**	Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to S-1 Registration Statement

10.44**
2003 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 4.8 of the Registration Statement on Form S-8 filed with the SEC on July 31, 2003 (SEC File No. 333-107525)

10.45**
2007 Amendment to Auto-By-Tel Corporation 1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2007 filed with the SEC on August 9, 2007 (SEC File No. 000-22239)

10.46**
Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan dated May 1, 2009 is incorporated herein by reference to Exhibit 10.86 of the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239) (“Second Quarter 2009 Form 10-Q”)

10.47**	Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan dated May 1, 2009 is incorporated herein by reference to Exhibit 10.87 of the Second Quarter 2009 Form 10-Q

10.48**
Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan dated May 1, 2009 is incorporated herein by reference to Exhibit 10.88 of the Second Quarter 2009 Form 10-Q

10.49**	Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan dated May 1, 2009 is incorporated herein by reference to Exhibit 10.89 of the Second Quarter 2009 Form 10-Q

10.50**	Amendment No. 1 to the Autobytel Inc. 2006 Inducement Stock Option Plan dated May 1, 2009 is incorporated herein by reference to Exhibit 10.90 of the Second Quarter 2009 Form 10-Q

10.51**
Autobytel Inc. Amended and Restated Employment Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.91 of the Second Quarter 2009 Form 10-Q

10.52**
Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.92 of the Second Quarter 2009 Form 10-Q

10.53**
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.93 of the Second Quarter 2009 Form 10-Q

10.54**
Autobytel Inc. 2004 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats is incorporated herein by reference to Exhibit 10.94 of the Second Quarter 2009 Form 10-Q

10.55**
Employment Agreement dated February 1, 2010 between Autobytel and Stephen Lind is incorporated herein by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed with the SEC on March 4, 2010 (SEC File No. 001-34761) (“2009 Form 10-K”)

10.56**	Severance Benefits Agreement dated February 1, 2010 between Autobytel and Stephen Lind is incorporated herein by reference to Exhibit 10.77 of the 2009 Form 10-K

10.57**
Autobytel Inc. 2010 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 001-34761) (“June 2010 Form 8-K”)

10.58* **	Form of Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan

10.59* **	Form of Performance-Based Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan

10.60* **	Form of Non-Employee Director Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan

10.61* **	Form of (Management) Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan

10.62 **
Form of Indemnification Agreement between Autobytel and its directors and officers is incorporated by reference to Exhibit 10.63 of the Annual Report on Form 10-K filed with the SEC on March 10, 2011 (SEC File No. 001-34761) (“2010 Form 10-K)

10.63**
Amendment No. 1 to Amended and Restated Employment Agreement between Autobytel and Jeffrey H. Coats effective as of December 17, 2010 is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2010 (SEC File No. 001-34761)

10.64 **	Severance Benefits Agreement between Autobytel and James Helberg dated May 25, 2010 is incorporated by reference to Exhibit 10.65 of the 2010 Form 10-K

10.65 **	Letter Agreement between Autobytel and James Helberg dated June 2, 2010 is incorporated by reference to Exhibit 10.66 of the 2010 Form 10-K

10.66 **	Severance Benefits Agreement between Autobytel and John Petrone dated February 25, 2011 is incorporated by reference to Exhibit 10.67 of the 2010 Form 10-K

10.67 **	Letter Agreement between Autobytel and John Petrone dated December 20, 2010 is incorporated by reference to Exhibit 10.68 of the 2010 Form 10-K

10.68
Standstill Agreement between Autobytel, CCM Master Qualified Fund, Ltd., a Cayman Islands exempted company, Coghill Capital Management LLC and Clint Coghill dated January 13, 2009 is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 15, 2009 (SEC File No. 000-22239)

10.69
Standstill and Voting Agreement dated effective as of November 30, 2010 by and between Autobytel and Artis Capital Management, Inc., Artis Capital Management, L.P., and certain of its affiliates and subsidiaries, is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 3, 2010 (SEC File No. 001-34761)

10.70
Convertible Subordinated Promissory Note dated September 16, 2010 (Principal Amount $5,000,000) issued by Autobytel to Autotropolis, Inc. and Cyber Ventures, Inc. is incorporated herein by reference to Exhibit 4.5 of the 3rd Quarter 2010 Form 10-Q

10.71
Warrant to Purchase 2,000,000 Shares of Autobytel Common Stock dated September 16, 2010 issued by Autobytel to Autotropolis, Inc. and Cyber Ventures, Inc. is incorporated herein by reference to Exhibit 4.6 of the 3rd Quarter 2010 Form 10-Q

10.72
Shareholders Agreement dated as of September 16, 2010 by and among Autobytel, Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005 is incorporated herein by reference to Exhibit 4.7 of the 3rd Quarter 2010 Form 10-Q

10.73* **	Letter Agreement dated March 9, 2010 between Autobytel and Kimberly Boren, as amended by Memorandum dated December 21, 2010 and Memorandum dated as of December 1, 2011

10.74* **	Amended and Restated Severance Benefits Agreement dated as of February 25, 2011 between Autobytel and Kimberly Boren

10.75* **	Letter Agreement dated as of September 17, 2010 between Autobytel and William Ferriolo, as amended by Memorandum dated as of December 1, 2011

10.76* **	Severance Benefits Agreement dated as of September 17, 2010 between Autobytel and William Ferriolo

10.77* **	Letter Agreement dated May 21, 2007 between Autobytel and John Steerman, as amended by Memorandum dated March 20, 2009, Memorandum dated September 30, 2009 and Memorandum dated as of December 1, 2011

10.78* **	Severance Agreement dated as of October 1, 2009 between Autobytel and John Steerman

10.79*
Lease Agreement dated April 6, 1997 between The Provider Fund, The Colton Company and Autobytel, as amended by Amendment No. 12 to Lease dated February 6, 2009, Amendment No. 13 to Lease dated March 5, 2009, and Amendment No. 14 to Lease dated November 29, 2010

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 1, 2012

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 1, 2012

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated March 1, 2012

*	Filed herewith.

**	Management Contract or Compensatory Plan or Arrangement.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Securities and Exchange Commission.

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