Form 10-Q
period 2012-05-02
AUTOBYTEL INC
filed 2012-05-03
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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

As of April 30, 2012, there were 45,796,303 shares of the Registrant’s Common Stock outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and the Three Months Ended March 31, 2011	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and the Three Months Ended March 31, 2011	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4.	Controls and Procedures	18

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 6.	Exhibits	23

	Signatures	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$12,112	$11,209
Restricted cash	50	400
Accounts receivable (net of allowances for bad debts and customer credits of $513 and $540 at March 31, 2012 and December 31, 2011, respectively)	10,586	10,144
Prepaid expenses and other current assets	383	571
Total current assets	23,131	22,324
Property and equipment, net	1,502	1,629
Long-term strategic investment	194	194
Intangible assets, net	2,551	2,893
Goodwill	11,677	11,677
Other assets	77	77
Total assets	$39,132	$38,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,105	$3,081
Accrued expenses and other current liabilities	4,092	4,994
Deferred revenues	116	216
Total current liabilities	8,313	8,291
Convertible note payable	5,000	5,000
Other non-current liabilities	608	607
Total liabilities	13,921	13,898
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 45,899,826 and 46,121,727 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	46	46
Additional paid-in capital	306,795	306,733
Accumulated deficit	(281,630)	(281,883)
Total stockholders’ equity	25,211	24,896
Total liabilities and stockholders’ equity	$39,132	$38,794

See accompanying notes.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Purchase requests	$15,794	$14,964
Advertising	859	1,001
Other revenues	52	67
Total revenues	16,705	16,032
Cost of revenues (excludes depreciation of $32 and $55 for the three months ended March 31, 2012 and 2011, respectively)	9,869	9,872
Gross profit	6,836	6,160
Operating expenses:
Sales and marketing	2,345	2,419
Technology support	1,828	1,725
General and administrative	2,015	2,084
Depreciation and amortization	402	446
Litigation settlements	(70)	(67)
Total operating expenses	6,520	6,607

Operating income (loss)	316	(447)
Interest and other income (expense), net	(1)	9
Income (loss) before income tax provision	315	(438)
Income tax provision	62	133
Net income (loss) and comprehensive income (loss)	$253	$(571)

Basic and diluted income (loss) per common share	$0.01	$(0.01)

See accompanying notes.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$253	$(571)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	508	510
Provision for bad debts	36	46
Provision for customer credits	86	188
Share-based compensation	281	227
Changes in assets and liabilities:
Accounts receivable	(564)	(1,116)
Prepaid expenses and other current assets	188	239
Accounts payable	1,024	484
Accrued expenses and other liabilities	(819)	(1,194)
Deferred revenues	(100)	(146)
Non-current liabilities	1	97
Net cash provided by (used in) operating activities	894	(1,236)
Cash flows from investing activities:
Purchases of property and equipment	(39)	(258)
Change in short-term investment	350	—
Net cash provided by (used in) investing activities	311	(258)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	289
Payment of contingent fee arrangement	(83)	(83)
Repurchase of common stock	(224)	—
Net cash (used in) provided by financing activities	(302)	206
Net increase (decrease) in cash and cash equivalents	903	(1,288)
Cash and cash equivalents, beginning of period	11,209	8,819
Cash and cash equivalents, end of period	$12,112	$7,531

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

The Company’s network of Company-owned, consumer-facing automotive websites (“Company-Owned Websites”), which includes its flagship website Autobytel.com®, with a mission to be Your Lifetime Automotive Advisor™, provides consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Vehicle Purchase Requests”). For consumers who may not be able to secure loans through conventional lending sources, the Company-Owned Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing (“Finance Purchase Requests”).  In June 2011, the Company launched the first phase of a multi-phase redesign of its flagship website, Autobytel.com.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Capital Market under the symbol ABTL.

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

2. Basis of Presentation

The unaudited consolidated condensed financial statements of Autobytel presented herein are presented on the same basis as the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2011 (“2011 Form 10-K”).  Autobytel has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with SEC rules and regulations. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2011 Form 10-K.

In the opinion of Autobytel’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Autobytel’s consolidated condensed financial position as of March 31, 2012 and the consolidated condensed statements of operations and cash flows for the three months ended March 31, 2012. The statements of operations and comprehensive income (loss) and cash flows for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

3.  Recent Accounting Pronouncements

Accounting Standards Codification (“ASC”) 220 “Comprehensive Income.” In December 2011, Accounting Standards Update (“ASU”) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05” was issued.  This ASU defers the ASU 2011-05 requirement that companies present accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  The ASU also defers the requirement to report reclassification adjustments in interim periods.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of this ASU did not have a material effect on the Company's consolidated financial results.

ASC 820 “Fair Value Measurement.”  In May 2011, ASU Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” was issued.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820.  The amendments in this ASU that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: 1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

ASC 350 “Intangibles – Goodwill and Other.”  In September 2011, ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” was issued.  The objective of this ASU is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This ASU is effective for annual or interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company did not adopt this ASU since adoption was optional.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

4.  Computation of Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net income (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of the warrant and common shares issuable upon the conversion of the note payable.  The following are the share amounts utilized to compute the basic and diluted net earnings (loss) per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Basic shares:
Weighted average common shares outstanding	46,123,775	45,785,045
Weighted average common shares repurchased	(36,411)	—
Weighted average unvested restricted stock	—	(109,412)
Basic shares	46,087,364	45,675,633

Diluted Shares:
Basic Shares	46,087,364	45,675,633
Weighted average dilutive securities	1,391,905	—
Dilutive Shares	47,479,269	45,675,633

For the three months ended March 31, 2012 and March 31, 2011, 12.6 million and 8.4 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted income (loss) per share, respectively.

 On February 13, 2012, the Company announced that the Board of Directors had approved a stock repurchase program that authorizes the repurchase of up to $1.5 million of Company common stock. Under the repurchase program, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the program at any time.  The Company will fund repurchases through the use of available cash.  During the three months ended March 31, 2012, 229,940 shares were repurchased in the open market for an aggregate price of $0.2 million.  The average price paid for all shares repurchased during the three months ended March 31, 2012 was $0.97.  The shares repurchased in the three months ended March 31, 2012 were retired by the Company.  See also Part II, Item 2 of this Form 10-Q.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

5. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended March 31,
	2012	2011

	(in thousands)
Share-based compensation expense:
Cost of revenues	$12	$1
Sales and marketing	92	83
Technology support	91	71
General and administrative	86	72
Share-based compensation costs	281	227

Amount capitalized to internal use software	1	4
Total share-based compensation costs	$282	$231

Service-Based Options.  During the three months ended March 31, 2012, the Company granted 97,000 service-based stock options with weighted average grant date fair values of $0.48 and weighted average exercise prices of $0.79.  During the three months ended March 31, 2011, the Company granted 285,548 service-based stock options with weighted average grant date fair values of $0.62 and weighted average exercise prices of $1.00.  These options generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

  Performance-based Options.  During the three months ended March 31, 2012, the Company granted 1,245,962 performance-based stock options (“2012 Performance Options”) to certain employees with a weighted average grant date fair value of $0.48, using a Black-Scholes option pricing model.  The 2012 Performance Options are subject to two vesting requirements and conditions: i) percentage achievement of 2012 revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) goals and ii) time vesting.

During the three months ended March 31, 2011, the Company granted 1,248,903 performance-based stock options (“2011 Performance Options”) to certain employees with a weighted average grant date fair value of $0.59, using a Black-Scholes option pricing model.  The 2011 Performance Options are subject to two vesting requirements and conditions: i) percentage achievement of 2011 revenues and EBITDA goals and ii) time vesting.  Based on the Company’s 2011 revenues and EBITDA performance, 726,666 of the 2011 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date, with the remainder vesting ratably over twenty-four months thereafter.

Market Condition Options.  In 2009 the Company granted 1,068,250 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $0.35, with a fair market value per option granted of $0.19, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company’s common stock, which conditions have been satisfied.  Certain of these options will accelerate vesting upon a change in control of the Company. During the three months ended March 31, 2012 and March 31, 2011, 4,655 and 95,170 of these market condition stock options were exercised, respectively.

During the three months ended March 31, 2012, 8,039 stock options (inclusive of the 4,655 market condition stock options exercised during the period) were exercised, with an aggregate weighted average exercise price of $0.46.  There were 351,583 stock options (inclusive of the 95,170 market condition stock options exercised during the period) exercised during the three months ended March 31, 2011 with an aggregate weighted average exercise price of $0.81.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

	Three Months Ended March 31,
	2012	2011
Dividend yield	—	—
Volatility	84%	84%
Risk-free interest rate	0.7%	1.61%
Expected life (years)	4.2	4.1

Warrant.  In connection with the acquisition of Auto/Cyber, the Company issued to the sellers a warrant to purchase 2,000,000 shares of Company common stock (“Warrant”). The Warrant was valued at $0.63 per share on the Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Warrant was valued based on long-term volatilities of the Company and comparable public companies as of the Acquisition Date.  The exercise price of the warrant is $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant becomes exercisable on the third anniversary of the issuance date and expires on the eighth anniversary of the issuance date.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.

6. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Computer software and hardware and capitalized internal use software	$12,075	$12,035
Furniture and equipment	1,272	1,272
Leasehold improvements	942	942
	14,289	14,249
Less – Accumulated depreciation and amortization	(12,787)	(12,620)
Property and equipment, net	$1,502	$1,629

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

Concentration of Credit Risk and Risks Due to Significant Customers.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are primarily maintained with two high credit quality financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. These deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers.  The Company generally requires no collateral to support its accounts receivables and maintains an allowance for bad debts for potential credit losses.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications, AutoNation and General Motors. During the first three months of 2012, approximately 32% of the Company’s total revenues were derived from these three customers, and approximately 26%, or $2.9 million of gross accounts receivable, related to these three customers at March 31, 2012.

During the three months ended March 31, 2011, the Company had a concentration of credit risk with General Motors and Nissan.  During the first three months of 2011, approximately 14% of the Company’s total revenues were derived from General Motors and Nissan, and approximately 13%, or $1.3 million of gross accounts receivable, related to these customers at March 31, 2011.

Investments.  On August 16, 2010, the Company acquired less than a 5% interest in Driverside, Inc. (“Driverside”) for $1,000,000.  The Company made an additional investment in Driverside in the three months ended June 30, 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In the three months ended September 30, 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company’s pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company’s consolidated balance sheet. The Company is also entitled to receive its pro rata share of amounts, if any, payable upon satisfaction of contingent payment milestones by Driverside and amounts, if any, released from an escrow account established to satisfy post-closing indemnification claims.  The Company reviews for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of March 31, 2012, there were no other changes in the recognized amount of the investment in Driverside.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.

In connection with the acquisition of Auto/Cyber on September 17, 2010, the Company identified $4.5 million of intangible assets.  The intangible assets will be amortized over the following estimated useful lives:

Intangible Asset	Estimated Useful Life
Trademarks/trade names	5 years
Software and publications	3 years
Customer relationships	3 years
Employment/non-compete agreements	5 years

Amortization expense for the remainder of the year and for the next four years is as follows:

Year	Amortization Expense
(in thousands)

2012	$1,013
2013	1,036
2014	284
2015	208
2016	3
$2,544

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Goodwill.  The Company recognized $11.7 million in goodwill related to the acquisition of Auto/Cyber in 2010.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Compensation and related costs	$1,205	$2,084
Professional fees and other accrued expenses	2,128	2,221
Amounts due to customers	156	180
Other current liabilities	603	509
Total accrued expenses and other current liabilities	$4,092	$4,994

Long-term debt.  In connection with the acquisition of Auto/Cyber, the Company issued a convertible subordinated promissory note for $5.0 million (“Note”) to the sellers.  The fair value of the Note as of the Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the Note include a market yield of 15.0% and stock price volatility of 77.5%.  As the Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Note may convert all or any part of, but in 200,000 minimum share increments, the then outstanding and unpaid principal of the Note into fully paid shares of the Company’s common stock at a conversion price of $0.93 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)
8.  Taxes

The Company was audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011 and is awaiting the results of the state’s audit.  The Company accrued $175,000 in 2011 as the estimated liability related to a New York State Department of Taxation and Finance sales tax audit. The Company is also in an on-going income tax examination by the New York State Department of Taxation and Finance for the period January 1, 2006 through December 31, 2008.  The Company believes it has made adequate reserves for state tax items through March 31, 2012.

9. Commitments and Contingencies

Employment Agreements

The Company has employment agreements and retention agreements with certain key employees. A number of these agreements require severance payments, continuation of certain insurance benefits and acceleration of vesting of stock options and restricted stock units in the event of a termination of employment by the Company without cause or by the employee for good reason. In addition, these employees were also granted stock options and awarded restricted stock, the agreements for which provide for acceleration of vesting upon a change in control of the Company under certain circumstances.

Litigation

From time to time, the Company may be involved in litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition and cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

You should read the following discussion of our results of operations and financial condition in conjunction with our unaudited consolidated condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2011 Form 10-K.

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

Basis of Presentation

The unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2011 Form 10-K.  We have made the disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the SEC’s rules and regulations. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the 2011 Form 10-K.

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

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online purchase request referrals (“Purchase Requests”), Dealer marketing products and services, and online advertising programs and data products.  Our network of Company-owned,  consumer-facing automotive websites (“Company-Owned Websites”), which includes our flagship website Autobytel.com®, provides consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Vehicle Purchase Requests”).  For consumers who may not be able to secure loans through conventional lending sources, our Company-Owned Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing (“Finance Purchase Requests”).

Purchase Request quality is measured by the conversion of Purchase Requests to actual vehicle sales.  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Purchase Requests.  In addition, in 2011 we engaged R.L. Polk to evaluate the performance quality of both our Internally-Generated Purchase Requests as well as those we acquire from our third party Purchase Request suppliers.  Our Manufacturer and wholesale customers and R.L. Polk match the Purchases Requests we deliver to our customers against vehicle sales data to provide us with closing rates for the Purchase Requests we deliver to our customers and information that allows us to compare these closing rates to the closing rates of the Purchase Requests we acquire from third party suppliers.  Some of the data providers also provide comparisons to closing rates of third party Purchase Requests delivered by third parties and not delivered by us to our customers. Based on our evaluation of this information, we believe that the Purchase Requests we deliver to our customers generally are out-performing the closing rates of the Purchase Requests delivered by our third party Purchase Request suppliers. With this information, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize from acquiring Purchase Requests from us.  We can now optimize the mix of Purchase Requests we deliver to our Dealers based on multiple sources of quality measurements. By providing actionable data, we are now placing considerable intelligence in the hands of our customers, and are seeing increased budget allocations from our customers for purchasing Purchase Requests from us.

In June 2011, we launched the first phase of a multi-phase redesign of our flagship website, Autobytel.com.  The new website delivers a comprehensive consumer proposition to be Your Lifetime Automotive Advisor TM by assisting consumers as they navigate all stages of the automotive researching, shopping, buying and ownership experiences.  By engaging consumers throughout the entire lifecycle of their automotive needs, Autobytel enhances its opportunity to further scale its brand and market penetration.

We plan to launch the mobile version of Autobytel.com in the second quarter of 2012.  This mobile-optimized website will give consumers the opportunity to view photographs and videos, read car reviews and check pricing from their mobile devices.  In addition, this mobile website will have shopping tools that will allow a consumer to find a Dealer, browse inventory and request free Dealer price quotes.

For the three months ended March 31, 2012, our business, results of operations and financial condition were affected and may continue to be affected in the future, by general economic and market factors, including, conditions in the automotive industry, the market for Purchase Requests and the market for advertising services, including, but not limited to, the following:

•	The adverse effect of high unemployment on the number of vehicle purchasers,

•	General uncertainty about the economy,

•	Availability of, and interest rates for, financing for vehicle purchases,

•	Pricing and purchase incentives for vehicles,

•	Disruption in the available inventory of automobiles,

•	The adverse effect of high demand/low supply vehicles on the need for Purchase Requests for such vehicles,

•	Gasoline prices,

•	Volatility in spending by Manufacturers and others in their marketing budgets and allocations,

•	The effect of changes in search engine algorithms and internet space,

•	Decreases in the number of retail Dealers in the industry, and

•	The impact of market factors on our ability to continue to attract, train, retain and motivate qualified personnel.

Results of Operations

 Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	2012	% of total net revenues	2011	% of total net revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Purchase requests	$15,794	95%	$14,964	94%	$830	6%
Advertising	859	5	1,001	6	(142)	(14)
Other revenues	52	—	67	—	(15)	(22)
Total revenues	16,705	100	16,032	100	673	4
Cost of revenues (excludes depreciation of $32 and $55 for the three months ended March 31, 2012 and 2011, respectively)	9,869	59	9,872	62	(3)	—
Gross profit	6,836	41	6,160	38	676	11
Operating expenses:
Sales and marketing	2,345	14	2,419	14	(74)	(3)
Technology support	1,828	11	1,725	11	103	6
General and administrative	2,015	12	2,084	13	(69)	(3)
Depreciation and amortization	402	2	446	3	(44)	(10)
Litigation settlements	(70)	—	(67)	—	(3)	4
Total operating expenses	6,520	39	6,607	41	(87)	(1)
Operating income (loss)	316	2	(447)	(3)	763	(171)
Interest and other income (expense), net	(1)	—	9	—	(10)	(111)
Income (loss) before income tax provision	315	2	(438)	(3)	753	(172)
Income tax provision	62	—	133	1	(71)	(53)
Net income (loss)	$253	2%	$(571)	(4)%	$824	(144%)

Purchase Requests.  Purchase Request revenue increased $0.8 million or 6% in the first quarter of 2012 compared to the first quarter of 2011 primarily due to an increase of 9% in the volume of automotive Purchase Requests delivered to Manufacturers and other wholesale purchasers.

Advertising. Advertising revenues decreased $0.1 million or 14% in the first quarter of 2012 compared to the first quarter of 2011 due primarily to timing delays of certain Manufacturer direct marketing campaigns.

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

Cost of revenues remained at $9.9 million in both the first quarter of 2012 and the first quarter of 2011.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the first quarter of 2012 decreased by $74,000 or 3% compared to the first quarter of 2011 due principally to lower professional fees and headcount-related compensation costs.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expenses in the first quarter of 2012 increased by $0.1 million or 6% compared to the first quarter of 2011 due to increased personnel costs and consulting fees.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first quarter of 2012 decreased by $69,000 or 3% compared to the first quarter of 2011 due to a decrease in other controllable costs offset by an increase in headcount-related compensation costs.

Depreciation and amortization.  Depreciation and amortization expense was $0.4 million for both the first quarter of 2012 and 2011.

Litigation settlements.  Patent and other litigation settlements for the first quarter of 2012 was $70,000 compared to $67,000 in the first quarter of 2011.

Income taxes. Income tax expense was $62,000 in the first quarter of 2012 compared to income tax expense of $133,000 in the first quarter of 2011. The current quarter tax expense related to state taxes in Texas, California and Florida and offset by an increase in the deferred tax liability related to tax deductible goodwill amortization.

 Employees

As of April 30, 2012 we had 121 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$894	$(1,236)
Net cash provided by (used in) investing activities	311	(258)
Net cash (used in) provided by financing activities	(302)	206

Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $12.1 million as of March 31, 2012 compared to cash and cash equivalents of $11.2 million as of December 31, 2011.

Net Cash  Provided by (Used in) Operating Activities.  Net cash provided by operating activities in the three months ended March 31, 2012 of $0.9 million resulted primarily from net income of $0.3 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $0.8 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2011 and paid in the first three months of 2012 offset by a $1.0 million increase in our accounts payable balance.  Net cash used in operating activities in the three months ended March 31, 2011 of $1.2 million resulted primarily from net losses of $0.6 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $1.2 million primarily related to the payment of annual incentive compensation amounts accrued in 2010 and paid in the first three months of 2011 and a $1.1 million decrease in our accounts receivable balance.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $0.3 million in the three months ended March 31, 2012 primarily related to net changes in a certificate of deposit used to secure the processing of certain SEM activity offset by purchase of property and equipment. Net cash used in investing activities was $0.3 million in the three months ended March 31, 2011 and is related primarily to the investment in upgrading our internal information technology infrastructure.

Net Cash (Used in) Provided by Financing Activities.  Our primary source of cash from financing activities is from the exercise of stock options.  Stock options for 8,039 shares of stock were exercised in the three months ended March 31, 2012 resulting in $5,000 cash inflow.  Net cash used in financing activities in the three months ended March 31, 2012 consisted of a contingent payment of $83,000 related to the Auto/Cyber acquisition and $0.2 million used to repurchase our common stock.  Stock options for 351,583 shares of stock were exercised in the three months ended March 31, 2011, resulting in $0.3 million of cash inflow.  In addition, a $83,000 contingent payment was made related to the Auto/Cyber acquisition in the three months ended March 31, 2011.  Our future cash flows from employee stock options, if any, will depend on the future timing, exercise price, and amount of stock option exercises.

Off-Balance Sheet Arrangements

At March 31, 2012, we had no off-balance sheet arrangements as defined in Regulation SK, Item 303(a)(4)(D)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For the three months ended March 31, 2012 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2011 Form 10-K.

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

Item 1A. Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2011 Form 10-K may affect our future financial condition and results of operations.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2011 Form 10-K, as supplemented or superseded by the risk factors set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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

Our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Purchase Requests and the market for advertising services, including, but not limited to, the following:

•	The adverse effect of high unemployment on the number of vehicle purchasers,

•	General uncertainty about the economy,

•	Availability of, and interest rates for, financing for vehicle purchases,

•	Pricing and purchase incentives for vehicles,

•	Disruption in the available inventory of automobiles,

•	The adverse effect of high demand/low supply vehicles on the need for Purchase Requests for such vehicles,

•	Gasoline prices,

•	Volatility in spending by Manufacturers and others in their marketing budgets and allocations,

•	The effect of changes in search engine algorithms and internet space,

•	Decreases in the number of retail Dealers in the industry, and

•	The impact of market factors on our ability to continue to attract, train, retain and motivate qualified personnel.

Our common stock could be delisted from the NASDAQ Capital Market if we are not able to satisfy continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “ABTL.” For the common stock to continue to be listed on The Nasdaq Capital Market, the Company must satisfy the continued listing requirements established by The Nasdaq Stock Market LLC (“Nasdaq”).  Among other requirements, the common stock must maintain a minimum closing bid price of at least $1.00 per share. If the closing bid price of shares of the common stock is under $1.00 per share for thirty consecutive trading days and does not thereafter reach $1.00 per share or higher for a minimum of ten consecutive trading days during the one-hundred and eighty calendar days following notification by Nasdaq, Nasdaq may delist the common stock from trading on The Nasdaq Capital Market. In that event, the common stock would be quoted on the OTC Bulletin Board or the OTC Link (formerly the “pink sheets”).  These electronic quotation systems are generally considered to be less efficient and less broad than The Nasdaq Capital Market. Neither of these electronic quotation systems is a stock exchange, and investors may be reluctant to invest in the common stock if it is not listed on The Nasdaq Capital Market. This could have a material adverse effect on the price of the common stock.

Prior to March 19, 2012, the common stock was listed for trading on The Nasdaq Global Market. On September 15, 2011, the Nasdaq Listing Qualifications Staff (“Staff”) notified the Company that it no longer satisfied the $1.00 minimum closing bid price requirement for continued listing on The Nasdaq Global Market and, in accordance with the Nasdaq Listing Rules, granted the Company 180 days to regain compliance with that requirement.  This initial grace period expired on March 13, 2012 without the Company regaining compliance with the minimum closing bid price requirement. At that time, the Company elected to apply for a transfer of the listing of the common stock to The Nasdaq Capital Market rather than appeal the determination to a Nasdaq Listing Qualification Panel. The Company’s transfer application was approved by the Staff on March 15, 2012, and the common stock began trading on The Nasdaq Capital Market on March 19, 2012. In connection with its approval of the listing transfer for the common stock, the Staff granted the Company another 180-day period within which to satisfy the $1.00 minimum closing bid price requirement, which period will expire on September 10, 2012. The Staff’s determination to grant the additional 180-day grace period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. During this second 180-day period, the Company is subject to delisting for failure to maintain compliance with any continued listing requirements other than the minimum closing bid price requirement. The Company is not in compliance with the minimum closing bid price requirement as of the filing of this Quarterly Report on Form 10Q with the Securities and Exchange Commission, and with very few exceptions, the closing bid price for our common stock has been less than $1.00 per share since August 1, 2011.

The Company’s Board of Directors has adopted a resolution approving and recommending to the Company’s stockholders for their approval at the next annual meeting of stockholders, currently noticed for June 21, 2012, a proposal to amend the Company’s Certificate of Incorporation to effect a reverse split of the Company’s outstanding shares of common stock within a range of one share of common stock for every three shares of Common Stock to one share of common stock for every five shares of common stock, with the exact reverse split ratio to be decided and publicly announced by the Board of Directors prior to the effective time of the reverse stock split amendment.  If the stockholders approve this proposal, the Board of Directors will have the authority to decide, at any time prior to the Company’s next succeeding annual meeting of stockholders, whether to implement the reverse stock split and the precise ratio of the reverse stock split within a range of one-for-three shares of the common stock to one-for-five shares of the common stock.  If the Board of Directors decides to implement the reverse stock split, the reverse stock split will become effective upon the filing of an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware.

No assurances can be given that the Company will be able to maintain The Nasdaq Capital Market listing for the common stock if the reverse stock split is effected or that the market price per share of common stock after the reverse stock split will exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time.  The Company also cannot provide any assurances that the common stock will not be delisted due to a failure to meet other continued listing requirements even if after the reverse stock split the market price per share of common stock remains in excess of $1.00.

Security risks associated with on-line Purchase Requests collection and referral, advertising and e-commerce risks associated with other online fraud and scams.

A significant issue for on-line businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant barriers to growth in consumer use of the internet, on-line advertising, and e-commerce. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of on-line services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and fraudulent on-line transactions and scams, should they continue to increase in prevalence, could also materially and adversely affect the customer experience and therefore our business, operating results and financial condition. For example, the Company has recently become aware of a scam, which it has reported to the Federal Bureau of Investigation, involving the fraudulent posting of used vehicles for sale on listing sites operated by legitimate companies. The perpetrators of this scam required buyers to wire funds to purchase the vehicles before delivery of the vehicle to an overseas escrow account allegedly held by the Company at a foreign bank. The perpetrators of this fraud also operated fraudulent websites designed to appear to be that of the Company to obtain information from the buyers and provide wire transfer instructions.  The Company has taken steps to have these fraudulent websites taken down as the Company becomes aware of their existence.

We are insured for some, but not all, of the foregoing risks.  Even for those risks for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all costs, liabilities or losses we might incur or experience.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to Company purchases of Autobytel Inc. common stock during the three months ended March 31, 2012:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2012 – January 31, 2012	—	—	—	$0

February 1, 2012 – February 29, 2012	—	—	—	1,500,000

March 1, 2012 – March 31, 2012	229,940	$0.97	229,940	1,275,895

Total	229,940	$0.97	229,940	$1,275,895

(1)  On February 13, 2012, the Company announced that the Board of Directors had approved a stock repurchase program that authorizes the repurchase of up to $1.5 million of Company Common Stock. Under the repurchase program, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate it at any time.  The Company will fund repurchases through the use of available cash.

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

AUTOBYTEL INC.

Date: May 3, 2012	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 3, 2012	By:	/s/ Wesley Ozima
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