Form 10-Q
period 2012-06-30
AUTOBYTEL INC
filed 2012-08-02
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, there were 8,851,162 shares of the Registrant's Common Stock outstanding.

	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of June 30, 2012 and December 31, 2011	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and the Three and Six Months Ended June 30, 2011	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012 and the Six Months Ended June 30, 2011	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4.	Controls and Procedures	19

	PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 6.	Exhibits	23

	Signatures	24

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	June 30,	December 31,
	2012	2011*
Assets
Current assets:
Cash and cash equivalents	$12,409	$11,209
Restricted cash	50	400
Accounts receivable, net of allowances for bad debts and customer credits of $350 and $540 at June 30, 2012 and December 31, 2011	9,861	10,144
Prepaid expenses and other current assets	453	571
Total current assets	22,773	22,324
Property and equipment, net	1,748	1,629
Long-term strategic investment	194	194
Intangible assets, net	2,210	2,893
Goodwill	11,677	11,677
Other assets	76	77
Total assets	$38,678	$38,794
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,622	$3,081
Accrued expenses and other current liabilities	3,902	4,994
Deferred revenues	158	216
Total current liabilities	8,682	8,291
Convertible note payable	5,000	5,000
Other non-current liabilities	555	607
Total liabilities	14,237	13,898
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized and 8,851,162 and 9,224,345 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	44	46
Additional paid-in capital	305,796	306,733
Accumulated deficit	(281,399)	(281,883)
Total stockholders' equity	24,441	24,896
Total liabilities and stockholders' equity	$38,678	$38,794

* Amounts were derived from audited financial statements
See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Purchase requests	$14,760	$14,189	$30,554	$29,153
Advertising	927	988	1,786	1,989
Other revenues	44	70	96	138
Total revenues	15,731	15,247	32,436	31,280
Cost of revenues (excludes depreciation of $32 and $87 for the three months ended June 30, 2012 and 2011, respectively and $64 and $142 for the six months ended June 30, 2012 and 2011, respectively)	9,396	8,885	19,265	18,758
Gross profit	6,335	6,362	13,171	12,522
Operating expenses:
Sales and marketing	2,268	2,211	4,613	4,630
Technology support	1,619	1,662	3,447	3,386
General and administrative	1,773	1,943	3,788	4,028
Depreciation and amortization	401	504	803	950
Litigation settlements	(67)	(261)	(137)	(328)
Total operating expenses	5,994	6,059	12,514	12,666

Operating income (loss)	341	303	657	(144)
Interest and other income (expense), net	(3)	13	(4)	23
Income (loss) before income tax provision	338	316	653	(121)
Income tax provision	107	117	169	250
Net income (loss) and comprehensive income (loss)	$231	$199	$484	$(371)

Basic income (loss) per common share	$0.03	$0.02	$0.05	$(0.04)

Diluted income (loss) per common share	$0.02	$0.02	$0.05	$(0.04)

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$484	$(371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,019	1,075
Provision for bad debts	86	30
Provision for customer credits	93	454
Share-based compensation	499	500
Changes in assets and liabilities:
Accounts receivable	104	(1,435)
Prepaid expenses and other current assets	119	131
Accounts payable	1,541	1,056
Accrued expenses and other current liabilities	(925)	(1,259)
Deferred revenues	(58)	(77)
Non-current liabilities	(52)	109
Net cash provided by operating activities	2,910	213
Cash flows from investing activities:
Purchases of property and equipment	(455)	(602)
Long-term strategic investment	-	(17)
Change in short-term investment	350	-
Net cash used in investing activities	(105)	(619)
Cash flows from financing activities:
Proceeds from exercise of stock options	15	321
Payment of contingent fee arrangement	(167)	(167)
Repurchase of common stock	(1,453)	-
Net cash (used in) provided by financing activities	(1,605)	154
Net increase (decrease) in cash and cash equivalents	1,200	(252)
Cash and cash equivalents, beginning of period	11,209	8,819
Cash and cash equivalents, end of period	$12,409	$8,567

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations
Autobytel Inc. ("Autobytel" or the "Company") is an automotive marketing services company that assists automotive retail dealers ("Dealers") and automotive manufacturers ("Manufacturers") market and sell new and used vehicles through its programs for online purchase request referrals ("Purchase Requests"), Dealer marketing products and services, and online advertising programs and data products.  The Company's consumer-facing automotive websites ("Company Websites"), including its flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles ("Vehicle Purchase Requests"). For consumers who may not be able to secure loans through conventional lending sources, the Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing ("Finance Purchase Requests"). The Company's mission for consumers is to be" Your Lifetime Automotive Advisor™."

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company's common stock is listed on The NASDAQ Capital Market under the symbol ABTL.

On July 11, 2012, the Company implemented a 1-for-5 reverse split of the Company's common stock, $0.001 par value per share ("Reverse Stock Split").  Trading of the common stock on a post-Reverse Stock Split adjusted basis on The NASDAQ Capital Market began on July 12, 2012. The primary reason for the Reverse Stock Split was to increase the per share price of the common stock in order to maintain compliance with The NASDAQ Capital Market's continued listing requirement that the common stock maintain a minimum closing bid price of at least $1.00 per share ("Minimum Bid Price Requirement").  Prior to the Reverse Stock Split, the Company was not in compliance with this continued listing requirement and was subject to possible delisting from trading on The NASDAQ Capital Market.  On July 26, 2012, the Nasdaq Listing Qualifications staff informed the Company that the Company had regained compliance with the Minimum Bid Price Requirement.

In June 2011, the Company launched the first phase of a multi-phase redesign of its flagship website, Autobytel.com.  The Company launched the mobile version of Autobytel.com and an enhanced dealer directory in June 2012.  The dealer directory is a comprehensive listing of franchise Dealers in the United States.

On September 17, 2010 ("Acquisition Date"), the Company acquired substantially all of the assets of privately-held Autotropolis, Inc., a Florida corporation, and Cyber Ventures, Inc., a Florida corporation (collectively, "Cyber").  Cyber's results of operations are included in the Company's consolidated financial statements beginning September 17, 2010.

2. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2011 ("2011 Form 10-K").  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of operations and comprehensive income (loss) and cash flows for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2011 Form 10-K.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)
On July 11, 2012, the Company implemented the Reverse Stock Split.  Accordingly, each five shares of common stock were reclassified into one share of common stock.  All share and per share amounts and all options and other common stock derivatives, including their exercise/conversion prices, for all periods presented have been adjusted to reflect the Reverse Stock Split as though it had occurred as of the earliest period presented.  Such reclassification did not impact prior period net income (loss) or total stockholders' equity.

3.  Recent Accounting Pronouncements

Accounting Standards Codification ("ASC") 220 "Comprehensive Income." In December 2011, Accounting Standards Update ("ASU") 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05" was issued.  This ASU defers the ASU 2011-05 requirement that companies present accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  The ASU also defers the requirement to report reclassification adjustments in interim periods.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of this ASU did not have a material effect on the Company's consolidated financial results.

ASC 820 "Fair Value Measurement."  In May 2011, ASU Update No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" was issued.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820.  The amendments in this ASU that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: 1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

ASC 350 "Intangibles - Goodwill and Other."  In September 2011, ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment" was issued.  The objective of this ASU is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This ASU is effective for annual or interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company did not adopt this ASU since adoption was optional.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

4.  Computation of Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net income (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of the warrant described below and common shares issuable upon conversion of the convertible note described in Note 6 below.  The following are the share amounts utilized to compute the basic and diluted net income (loss) per share for the three and six months ended June 30, 2012 and 2011 (adjusted for the Reverse Stock Split):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic shares:
Weighted average common shares outstanding	9,227,698	9,211,998	9,226,216	9,184,655
Weighted average common shares repurchased	(167,218)	-	(86,584)	-
Weighted average unvested restricted stock	-	(13,634)	-	(17,735)
Basic shares	9,060,480	9,198,364	9,139,632	9,166,920

Diluted Shares:
Basic Shares	9,060,480	9,198,364	9,139,632	9,166,920
Weighted average dilutive securities	215,414	538,301	247,408	-
Dilutive Shares	9,275,894	9,736,665	9,387,040	9,166,920

For both the three and six months ended June 30, 2012 , 2.6 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted net income (loss) per share, respectively.  For the three and six months ended June 30, 2011, 2.1 million and 2.7 million anti-dilutive potential shares of common stock have been excluded from the calculation of diluted net income (loss) per share, respectively.

 On February 13, 2012, the Company announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized the Company to repurchase an additional $2.0 million of Company Common Stock on June 7, 2012.  Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the program at any time.  The Company will fund repurchases through the use of available cash. The Company began repurchasing its common stock on March 7, 2012.   During the three and six months ended June 30, 2012, 333,823 and 379,811 shares were repurchased for an aggregate price of $1.2 million and $1.5 million, respectively.  The average price paid for all shares repurchased during the three and six months ended June 30, 2012 was $3.69 and $3.83, respectively.  The shares repurchased in the six months ended June 30, 2012 were cancelled by the Company and returned to authorized and unissued shares.  See also Part II, Item 2 of this Form 10-Q.

        Warrant.  In connection with the acquisition of Cyber, the Company issued to the sellers a warrant to purchase 400,000 shares of Company common stock ("Warrant"). The Warrant was valued at $3.15 per share on the Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Warrant was valued based on long-term volatilities of the Company and comparable public companies as of the Acquisition Date.  The exercise price of the warrant is $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant becomes exercisable on the third anniversary of the issuance date and expires on the eighth anniversary of the issuance date.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

5. Share-Based Compensation
Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Share-based compensation expense:
Cost of revenues	$11	$11	$23	$12
Sales and marketing	71	99	162	182
Technology support	77	85	169	160
General and administrative	61	83	147	155
Share-based compensation costs	220	278	501	509

Amount capitalized to internal use software	2	5	2	9
Total share-based compensation costs	$218	$273	$499	$500

Service-Based Options.  During the three months ended June 30, 2012, the Company granted 22,000 service-based stock options with weighted average grant date fair values of $2.42 and weighted average exercise prices of $4.01.  During the three months ended June 30, 2011, the Company granted 63,900 service-based stock options with weighted average grant date fair values of $3.83 and weighted average exercise prices of $6.17.  During the six months ended June 30, 2012, the Company granted 41,400 service-based stock options with weighted average grant date fair values of $1.38 and weighted average exercise prices of $3.98.  During the six months ended June 30, 2011, the Company granted 121,035 service-based stock options with weighted average grant date fair values of $3.48 and weighted average exercise prices of $5.62.  These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee's continued employment with the Company during the vesting period.
 Performance-based Options.  During the six months ended June 30, 2012, the Company granted 249,199 performance-based stock options ("2012 Performance Options") to certain employees with a weighted average grant date fair value of $2.39, using a Black-Scholes option pricing model.  The 2012 Performance Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2012 revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") goals and (ii) time vesting.
During the six months ended June 30, 2011, the Company granted 251,989 performance-based stock options ("2011 Performance Options") to certain employees with a weighted average grant date fair value of $2.97, using a Black-Scholes option pricing model.  The 2011 Performance Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2011 revenues and EBITDA goals and (ii) time vesting.  Based on the Company's 2011 revenues and EBITDA performance, 145,080 of the 2011 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date, with the remainder vesting ratably over twenty-four months thereafter.
Market Condition Options.  In 2009 the Company granted 213,650 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $1.75, with a fair market value per option granted of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company's common stock, which conditions have been satisfied. During the three months ended June 30, 2012 and June 30, 2011, 4,276 and 2,510 of these market condition stock options were exercised, respectively.  During the six months ended June 30, 2012 and June 30, 2011, 5,206 and 6,542 of these market condition stock options were exercised, respectively.
During the three and six months ended June 30, 2012, 5,138 and 6,744 stock options (inclusive of the 4,276 and 5,206 market condition stock options exercised during the period, respectively) were exercised, with aggregate weighted average

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

exercise prices of $1.98 and $2.06, respectively.  There were 7,085 and 77,402 stock options (inclusive of the 2,510 and 6,542 market condition stock options exercised during the period, respectively) exercised during the three and six months ended June 30, 2011 with aggregate weighted average exercise prices of $3.96 and $4.05, respectively.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend yield	-	-	-	-
Volatility	82%	85%	84%	84%
Risk-free interest rate	0.6%	1.5%	0.6%	1.6%
Expected life (years)	4.2	4.1	4.2	4.1

6. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Computer software and hardware and capitalized internal use software	$ 12,488	$12,035
Furniture and equipment	1,274	1,272
Leasehold improvements	942	942
	14,704	14,249
Less - Accumulated depreciation and amortization	(12,956)	(12,620)
Property and equipment, net	$ 1,748	$ 1,629

The Company periodically reviews long-lived assets to determine if there are any impairment indicators.  The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets.  If such indicators exist, the Company evaluates the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Should the carrying amount of an asset exceed its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of the fair value of these assets using a discounted cash flow model, which includes assumptions and estimates. During the periods presented, no impairment charges were recorded.
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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)
The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with General Motors, Urban Science Applications (related to several original equipment manufacturer programs) and AutoNation. During the first six months of 2012, approximately 28% of the Company's total revenues were derived from these three customers, and approximately 28%, or $2.9 million of gross accounts receivable related to these three customers at June 30, 2012.
During the first six months of 2011, approximately 12% of the Company's total revenues were derived from General Motors and Nissan, and approximately 15%, or $1.5 million of gross accounts receivables related to these two customers at June 30, 2011.
Investments.  On August 16, 2010, the Company acquired less than a 5% interest in Driverside, Inc. ("Driverside") for $1,000,000.  The Company made an additional investment in Driverside in the six months ended June 30, 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In the three months ended September 30, 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company's pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company's consolidated balance sheet. The Company is also entitled to receive its pro rata share of amounts, if any, payable upon satisfaction of contingent payment milestones by Driverside and amounts, if any, released from an escrow account established to satisfy post-closing indemnification claims.  The Company reviews for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of June 30, 2012, there were no other changes in the recognized amount of the investment in Driverside.
Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.
In connection with the acquisition of Cyber on September 17, 2010, the Company identified $4.5 million of intangible assets.  The intangible assets will be amortized over the following estimated useful lives:

Intangible Asset	Estimated Useful Life
Trademarks/trade names	5 years
Software and publications	3 years
Customer relationships	3 years
Employment/non-compete agreements	5 years

Amortization expense for the remainder of the year and for the next four years is as follows:

Year	Amortization Expense
(in thousands)

2012	$671
2013	1,036
2014	284
2015	208
2016	3
$2,202

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

Goodwill.  The Company recognized $11.7 million in goodwill related to the acquisition of Cyber in 2010.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:
	June 30,	December 31,
	2012	2011
	(in thousands)
Compensation and related costs	$ 1,267	$ 2,084
Professional fees and other accrued expenses	1,934	2,221
Amounts due to customers	150	180
Other current liabilities	551	509
Total accrued expenses and other current liabilities	$ 3,902	$ 4,994

Long-term debt.  In connection with the acquisition of Cyber, the Company issued a convertible subordinated promissory note for $5.0 million ("Convertible Note") to the sellers.  The fair value of the Convertible Note as of the Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the Convertible Note include a market yield of 15.0% and stock price volatility of 77.5%.  As the Convertible Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Convertible Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Convertible Note may convert all or any part of, but in 40,000 minimum share increments, the then outstanding and unpaid principal of the Convertible Note into fully paid shares of the Company's common stock at a conversion price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Convertible Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Convertible Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

7.  Taxes

The Company was audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011 and is awaiting the results of the state's audit.  The Company maintains a liability of $175,000 as of June 30, 2012 related to this sales tax audit. The Company is also in an on-going income tax examination by the New York State Department of Taxation and Finance for the period January 1, 2006 through December 31, 2008.  The Company accrued a liability of $24,000 in 2012 related to this income tax audit. The Company believes it has made adequate reserves for state tax items through June 30, 2012.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

8. Commitments and Contingencies
Employment Agreements

The Company has employment agreements and retention agreements with certain key employees. A number of these agreements require severance payments, continuation of certain insurance benefits and acceleration of vesting of stock options in the event of a termination of employment by the Company without cause or by the employee for good reason.

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

9. Subsequent Event
On July 11, 2012, the Company implemented the Reverse Stock Split.  Trading of the common stock on a post-Reverse Stock Split adjusted basis on The NASDAQ Capital Market began on July 12, 2012.  On July 26, 2012, the Nasdaq Listing Qualifications staff informed the Company that the Company had regained compliance with the Minimum Bid Price Requirement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "will" and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Form 10-K"). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.
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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2011 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of operations and comprehensive income (loss) and cash flows for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2011 Form 10-K.

On July 11, 2012, the Company implemented a 1-for-5 reverse split of the Company's common stock, $0.001 par value per share ("Reverse Stock Split").  Trading of the common stock on a post-Reverse Stock Split adjusted basis on The NASDAQ Capital Market began on July 12, 2012. The primary reason for the Reverse Stock Split was to increase the per share price of the common stock in order to maintain compliance with The NASDAQ Capital Market's continued listing requirement that the common stock maintain a minimum closing bid price of at least $1.00 per share ("Minimum Bid Price Requirement").  Prior to the Reverse Stock Split, the Company was not in compliance with this continued listing requirement and was subject to possible delisting from trading on The NASDAQ Capital Market.  On July 26, 2012, the Nasdaq Listing Qualifications staff informed the Company that the Company had regained compliance with the Minimum Bid Price Requirement.
We acquired substantially all of the assets of Cyber on September 17, 2010.  The results of Cyber's operations have been included in the consolidated financial statements since that date.

Overview
We are an automotive marketing services company that assists automotive retail dealers ("Dealers") and automotive manufacturers ("Manufacturers") market and sell new and used vehicles to consumers through our programs for online purchase request referrals ("Purchase Requests"), Dealer marketing products and services, and online advertising programs and data products.  Our consumer-facing automotive websites ("Company Websites"), including our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles ("Vehicle Purchase Requests").  For consumers who may not be able to secure loans through conventional lending sources, our Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing ("Finance Purchase Requests"). The Company's mission for consumers is to be "Your Lifetime Automotive Advisor ™."

      Purchase Request quality is measured by the conversion of Purchase Requests to actual vehicle sales.  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Purchase Requests.  In addition, in 2012 we began to utilize R.L. Polk data to evaluate the performance quality of Purchase Requests we generate from Company Websites as well as those Purchase Requests we acquire from third party Purchase Request suppliers.  Our Manufacturer and wholesale customers and R.L. Polk match the Purchases Requests we deliver to our customers against vehicle sales data to provide us with closing rates for the Purchase Requests we deliver to our customers and information that allows us to compare these closing rates to the closing rates of the Purchase Requests we acquire from third party suppliers.  Some of the data providers also provide comparisons to closing rates of Purchase Requests delivered directly to customers by the third party suppliers. Based on our evaluation of this information, we believe that the Purchase Requests we deliver to our customers generally are out-performing the closing rates of the Purchase Requests delivered by our third party Purchase Request suppliers. With this information, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize from acquiring Purchase Requests from us.  We can now optimize the mix of Purchase Requests we deliver to our Dealers based on multiple sources of quality measurements.

In June 2011, we launched the first phase of a multi-phase redesign of our flagship website, Autobytel.com.  The new website delivers a comprehensive consumer proposition to be Your Lifetime Automotive Advisor TM by assisting consumers as they navigate all stages of the automotive researching, shopping, buying and ownership experiences.  By engaging consumers throughout the entire lifecycle of their automotive needs, Autobytel enhances its opportunity to further scale its brand and market penetration.  Concurrent with the launch of the mobile version of Autobytel.com, we launched an enhanced dealer directory which allows consumers to find local dealers from a comprehensive list of all franchise dealers in the United States.

We launched the mobile version of Autobytel.com in June 2012.  This mobile-optimized website gives consumers the opportunity to view photographs and videos, read car reviews and check pricing from their mobile devices.  In addition, this mobile website has shopping tools that will allow a consumer to find a Dealer, browse inventory and request free Dealer price quotes.
For the three and six months ended June 30, 2012, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Purchase Requests and the market for advertising services, including, but not limited to, the following:
•	The adverse effect of high unemployment on the number of vehicle purchasers,
•	Availability of, and interest rates for, financing for vehicle purchases,
•	Pricing and purchase incentives for vehicles,
•	Disruption in the available inventory of automobiles,
•	The adverse effect of high demand/low supply vehicles on the need for Purchase Requests for such vehicles,
•	Gasoline prices,
•	Volatility in spending by Manufacturers and others in their marketing budgets and allocations,
•	The effect of changes in search engine algorithms and internet space, and
•	The impact of market factors on our ability to continue to attract, train, retain and motivate qualified management and other personnel.

Results of Operations
 Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table sets forth certain income statement data for the three-month periods ended June 30, 2012 and 2011 (certain amounts may not calculate due to rounding):
	2012	% of total revenues	2011	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Purchase requests	$14,760	94%	$14,189	93%	$571	4%
Advertising	927	6	988	7	(61)	(6)
Other revenues	44	-	70	-	(26)	(37)
Total revenues	15,731	100	15,247	100	484	3
Cost of revenues (excludes depreciation of $32 and $87 for the three months ended June 30, 2012 and 2011, respectively)	9,396	60	8,885	58	511	6
Gross profit	6,335	40	6,362	42	(27)	-
Operating expenses:
Sales and marketing	2,268	14	2,211	15	57	3
Technology support	1,619	10	1,662	11	(43)	(3)
General and administrative	1,773	11	1,943	13	(170)	(9)
Depreciation and amortization	401	3	504	3	(103)	(20)
Litigation settlements	(67)	-	(261)	(2)	194	(74)
Total operating expenses	5,994	38	6,059	40	(65)	(1)
Operating income	341	2	303	2	38	13
Interest and other income (expense), net	(3)	-	13	-	(16)	(123)
Income before income tax provision	338	2	316	2	22	7
Income tax provision	107	1	117	1	(10)	(9)
Net income	$231	1%	$199	1%	$32	16%

Purchase Requests.  Purchase Request revenue increased $0.6 million or 4% in the second quarter of 2012 compared to the second quarter of 2011 primarily due to an increase of 5%  and 6% in the volume of automotive Purchase Requests delivered to new and used retail Dealers and Manufacturers and other wholesale purchasers, respectively.

Advertising. Advertising revenues decreased $61,000 or 6% in the second quarter of 2012 compared to the second quarter of 2011 due primarily to timing delays of certain Manufacturer direct marketing campaigns.

Cost of Revenues.  Cost of revenues consists of Purchase Request and traffic acquisition costs and other cost of revenues. Purchase Request and traffic acquisition costs consist of payments made to our Purchase Request providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of search engine marketing ("SEM") and fees paid to third parties for data and content, including search engine optimization ("SEO") activity, included on our properties, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company's websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.
Cost of revenues increased $0.5 million or 6% in the second quarter of 2012 compared to the second quarter of 2011 primarily due to an increase in SEM costs.

     Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the second quarter of 2012 increased by $57,000 or 3% compared to the second quarter of 2011 due principally to increased costs for developing our brand equity offset by lower headcount-related compensation costs.
Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure. Technology support expenses in the second quarter of 2012 decreased by $43,000 or 3% compared to the second quarter of 2011 due to decreased personnel costs.
General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the second quarter of 2012 decreased by $0.2 million or 9% compared to the second quarter of 2011 due to a decrease in headcount-related compensation costs and professional and legal fees.
Depreciation and amortization.  Depreciation and amortization expense decreased $0.1 million in the second quarter of 2012 compared to the second quarter of 2011 primarily due to assets becoming fully depreciated related to MyRide after the second quarter of 2011.
Litigation settlements.  Litigation settlements for the second quarter of 2012 were $67,000 compared to $261,000 in the second quarter of 2011.  Litigation settlements for the second quarter of 2011 were primarily from the settlement of an arbitration claim seeking indemnification from a third party supplier relating to the third party's method of soliciting Purchase Requests.  The arbitration settlement represented the recovery of legal fees and other related expenses previously expensed under General and Administrative operating expenses.
Income taxes. Income tax expense was $107,000 in the second quarter of 2012 compared to income tax expense of $117,000 in the second quarter of 2011. The current quarter tax expense related to the New York state income tax audit assessment, state taxes in Texas, California and Florida and the deferred tax liability related to tax deductible goodwill amortization.  Tax expense in the second quarter of 2011 related to state taxes in Texas, Michigan and Florida and the increase in the deferred tax liability related to tax deductible goodwill amortization.
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table sets forth certain income statement data for the six-month periods ended June 30, 2012 and 2011 (certain amounts may not calculate due to rounding):

	2012	% of total revenues	2011		% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Purchase requests	$30,554	94%		$29,153	93%	$1,401	5%
Advertising	1,786	6		1,989	7	(203)	(10)
Other revenues	96	-		138	-	(42)	(30)
Total revenues	32,436	100		31,280	100	1,156	4
Cost of revenues (excludes depreciation of $64 and $142 for the six months ended June 30, 2012 and 2011, respectively)	19,265	59		18,758	60	507	3
Gross profit	13,171	41		12,522	40	649	5
Operating expenses:
Sales and marketing	4,613	14		4,630	15	(17)	-
Technology support	3,447	11		3,386	11	61	2
General and administrative	3,788	12		4,028	12	(240)	(6)
Depreciation and amortization	803	2		950	3	(147)	(15)
Litigation settlements	(137)	-		(328)	(1)	191	(58)
Total operating expenses	12,514	39		12,666	40	(152)	(1)
Operating income (loss)	657	2		(144)	-	801	(556)
Interest and other income (expense), net	(4)	-		23	-	(27)	(117)
Income (loss) before income tax provision	653	2		(121)	-	774	(640)
Income tax provision	169	1		250	1	(81)	(32)
Net income (loss)	$484	1%	$	(371)	(1%)	$855	(230%)

Purchase Requests.  Purchase Request revenue increased $1.4 million or 5% in the first six months of 2012 compared to the first six months of 2011 primarily due to an increase of 8% in the volume of automotive Purchase Requests delivered to Manufacturers and other wholesale purchasers.

Advertising. Advertising revenues decreased $0.2 million or 10% in the first six months of 2012 compared to the first six months of 2011 due primarily to timing delays of certain Manufacturer direct marketing campaigns.

Cost of Revenues.  Cost of revenues increased $0.5 million or 3% in the first six months of 2012 compared to the first six months of 2011 primarily due to an increase in SEM costs.
Sales and Marketing.  Sales and marketing expense in the first six months of 2012 was relatively stable compared to the first six months of 2011.
Technology Support.  Technology support expense in the first six months of 2012 increased by $61,000 or 2% compared to the first six months of 2011 due to increased personnel costs and computer and software maintenance.
General and Administrative. General and administrative expense in the first six months of 2012 decreased by $0.2 million or 6% compared to the first six months of 2011 due to a decrease in headcount-related compensation costs and professional and legal fees.
Depreciation and amortization.  Depreciation and amortization expense decreased $0.1 million or 15% in the first six months of 2012 compared to the first six months of 2011 primarily due to assets becoming fully depreciated related to MyRide after the second quarter of 2011.
Litigation settlements.  Litigation settlements for the first six months of 2012 were $137,000 compared to $328,000 in the first six months of 2011.  Litigation settlements for the first six months of 2011 were primarily from the settlement of an arbitration claim seeking indemnification from a third party supplier relating to the third party's method of soliciting Purchase Requests.  The arbitration settlement represented the recovery of legal fees and other related expenses previously expensed under General and Administrative operating expenses.
  Income taxes. Income tax expense was $169,000 in the first six months of 2012 compared to income tax expense of $250,000 in the first six months of 2011. The current tax expense related to the New York state income tax audit assessment, state taxes in Texas, California and Florida and the deferred tax liability related to tax deductible goodwill amortization.  Tax expense in the first six months of 2011 related to state taxes in Texas, Michigan and Florida and the increase in the deferred tax liability related to tax deductible goodwill amortization.

Employees
As of July 31, 2012 we had 117 employees. We also use independent contractors as required. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be generally good.

Liquidity and Capital Resources
The table below sets forth a summary of our cash flows for the six months ended June 30, 2012 and 2011:
	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$ 2,910	$ 213
Net cash used in investing activities	(105)	(619)
Net cash (used in) provided by financing activities	(1,605)	154

Our principal sources of liquidity are our cash and cash equivalents balances and positive operating cash flow.  Our cash and cash equivalents totaled $12.4 million as of June 30, 2012 compared to cash and cash equivalents of $11.2 million as of December 31, 2011.
Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the six months ended June 30, 2012 of $2.9 million resulted primarily from net income of $0.5 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $0.9 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2011 and paid in the first six months of 2012 offset by a $1.5 million increase in our accounts payable balance.  Net cash provided by operating activities in the six months ended June 30, 2011 of $0.2 million resulted primarily from net losses of $0.4 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $1.3 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2010 and paid in the first six months of 2011 and a $1.4 million decrease in our accounts receivable balance related to the timing of payments received from our customers.
Net Cash Used in Investing Activities.  Net cash used in investing activities was $0.1 million in the six months ended June 30, 2012 primarily related to net changes in a certificate of deposit used to secure the processing of certain SEM activity offset by purchase of property and equipment. Net cash used in investing activities was $0.6 million in the six months ended June 30, 2011 and is related primarily to the investment in upgrading our internal information technology infrastructure.
Net Cash (Used in) Provided by Financing Activities.  Stock options for 6,744 shares of stock were exercised in the six months ended June 30, 2012 resulting in $15,000 cash inflow.  Net cash used in financing activities in the six months ended June 30, 2012 consisted of contingent payments of $167,000 related to the Cyber acquisition and $1.5 million used to repurchase 379, 811 shares of our common stock.  Stock options for 77,402 shares of stock were exercised in the six months ended June 30, 2011, resulting in $0.3 million of cash inflow.  In addition, $167,000 of contingent payments were made related to the Cyber acquisition in the six months ended June, 2011.  Our future cash flows from employee stock options, if any, will depend on the future timing, exercise price, and amount of stock option exercises.
Off-Balance Sheet Arrangements
At June 30, 2012, we had no off-balance sheet arrangements as defined in Regulation SK, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the six months ended June 30, 2012 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2011 Form 10-K.

Item 4.  Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form  10-Q, our disclosure controls and procedures were effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, "Risk Factors" of the 2011 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("2012 Quarterly Report") may affect our future financial condition and results of operations.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2011 Form 10-K and in the 2012 Quarterly Report, as supplemented or superseded by the risk factors set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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
Our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Purchase Requests and the market for advertising services, including, but not limited to, the following:
•	The adverse effect of high unemployment on the number of vehicle purchasers,
•	Availability of, and interest rates for, financing for vehicle purchases,
•	Pricing and purchase incentives for vehicles,
•	Disruption in the available inventory of automobiles,
•	The adverse effect of high demand/low supply vehicles on the need for Purchase Requests for such vehicles,
•	Gasoline prices,
•	Volatility in spending by Manufacturers and others in their marketing budgets and allocations,
•	The effect of changes in search engine algorithms and internet space, and
•	The impact of market factors on our ability to continue to attract, train, retain and motivate qualified management and other personnel.

The public market for our common stock may be volatile, especially since market prices for internet-related and technology stocks have often been unrelated to operating performance; our common stock could be delisted from the NASDAQ Capital Market if we are not able to satisfy continued listing requirement, in which case the price of our common stock and our ability to raise additional capital and issue equity-based compensation may be adversely affected, and the ability to buy and sell our stock may be less orderly and efficient.
Our common stock is currently listed on The Nasdaq Capital Market under the symbol "ABTL," but we cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. The stock market in general periodically experiences significant price fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as:
•	Actual or anticipated variations in our quarterly operating results;
•
Historical and anticipated operating metrics such as the number of participating Dealers, volume of Purchase Request deliveries to Dealers, the number of visitors to Company Websites and the frequency with which they interact with Company Websites;

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
Further, the stock markets, and in particular The NASDAQ Capital Market, have experienced price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of those companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates, energy prices, international currency fluctuations, terrorist acts, political revolutions, military actions or wars, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with publicly traded securities. This litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.
For our common stock to continue to be listed on The Nasdaq Capital Market, the Company must satisfy various continued listing requirements established by The Nasdaq Stock Market LLC ("Nasdaq"). In the event the Company were not able to satisfy these continued listing requirements, we expect that our common stock would be quoted on the OTC Bulletin Board or a market maintained by OTC Markets Group Inc. (formerly the "pink sheets").  These electronic quotation systems are generally considered to be less efficient and less broad than The Nasdaq Capital Market. Neither of these electronic quotation systems is a stock exchange, and investors may be reluctant to invest in the common stock if it is not listed on The Nasdaq Capital Market or another stock exchange. Delisting of our common stock could have a material adverse effect on the price of our common stock and would also eliminate our ability to rely on the preemption of state securities registration and qualification requirements afforded by Section 18 of the Securities Act of 1933 for "covered securities." The loss of this preemption could result in higher costs for capital raising and could adversely impact our ability to issue equity-based compensation to Company employees.
No assurances can be given that the Company will continue to be able to meet the continued listing requirements for listing of our common stock on The Nasdaq Capital Market.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to Company purchases of Autobytel Inc. common stock during the three months ended June 30, 2012:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2012 - April 30, 2012	20,704	$4.67	20,704	$1,179,321

May 1, 2012 - May 31, 2012	63,119	$3.91	63,119	932,835

June 1, 2012 - June 30, 2012	250,000	$3.55	250,000	2,045,335

Total	333,823	$3.69	333,823	$2,045,335

(1)  On February 13, 2012, the Company announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company Common Stock. The Board of Directors authorized the Company to repurchase an additional $2.0 million of Company Common Stock on June 7, 2012.  Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate it at any time.  The Company will fund repurchases through the use of available cash.

Item 6.  Exhibits
2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. ("Autobytel" or the "Company")) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239) and as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K files with the SEC on July 12, 2012 (SEC File No. 1-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A - Form of Right Certificate; Exhibit B - Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

21.1*	Subsidiaries of Autobytel Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

Date: August 2, 2012	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 2, 2012	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. ("Autobytel" or the "Company")) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239) and as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K files with the SEC on July 12, 2012 (SEC File No. 1-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A - Form of Right Certificate; Exhibit B - Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

21.1*	Subsidiaries of Autobytel Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.