Form 10-Q
period 2012-09-30
AUTOBYTEL INC
filed 2012-11-08
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2012, there were 8,853,900 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2012 and December 31, 2011	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and the Three and Nine Months Ended September 30, 2011	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and the Nine Months Ended September 30, 2011	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors	20

ITEM 6.	Exhibits	22

	Signatures	23

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	September 30,	December 31,
	2012	2011	*
Assets
Current assets:
Cash and cash equivalents	$13,706	$11,209
Restricted cash	—	400
Accounts receivable, net of allowances for bad debts and customer credits of $411 and $540 at September 30, 2012 and December 31, 2011, respectively	11,056	10,144
Prepaid expenses and other current assets	596	571
Total current assets	25,358	22,324
Property and equipment, net	1,646	1,629
Long-term strategic investment	194	194
Intangible assets, net	1,874	2,893
Goodwill	11,677	11,677
Other assets	77	77
Total assets	$40,826	$38,794
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,294	$3,081
Accrued expenses and other current liabilities	4,684	4,994
Deferred revenues	86	216
Total current liabilities	10,064	8,291
Convertible note payable	5,000	5,000
Other non-current liabilities	554	607
Total liabilities	15,618	13,898
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 8,853,900 and 9,224,345 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	9	46
Additional paid-in capital	306,047	306,733
Accumulated deficit	(280,848)	(281,883)
Total stockholders' equity	25,208	24,896
Total liabilities and stockholders' equity	$40,826	$38,794
* Amounts were derived from audited financial statements
See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Purchase requests	$16,523	$15,482	$47,077	$44,635
Advertising	884	784	2,670	2,772
Other revenues	47	44	144	182
Total revenues	17,454	16,310	49,891	47,589
Cost of revenues (excludes depreciation of $25 and $70 for the three months ended September 30, 2012 and 2011, respectively, and $90 and $211 for the nine months ended September 30, 2012 and 2011, respectively)	10,739	9,738	30,004	28,496
Gross profit	6,715	6,572	19,887	19,093
Operating expenses:
Sales and marketing	2,035	2,153	6,648	6,782
Technology support	1,651	1,855	5,098	5,241
General and administrative	1,983	1,781	5,772	5,809
Depreciation and amortization	492	419	1,295	1,369
Litigation settlements	(68)	(65)	(205)	(393)
Total operating expenses	6,093	6,143	18,608	18,808

Operating income	622	429	1,279	285
Interest and other income, net	16	8	12	31
Income before income tax provision (benefit)	638	437	1,291	316
Income tax provision (benefit)	87	(9)	256	241
Net income and comprehensive income	$551	$446	$1,035	$75

Basic income per common share	$0.06	$0.05	$0.11	$0.01

Diluted income per common share	$0.05	$0.05	$0.11	$0.01

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,035	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,626	1,598
Provision for bad debts	119	78
Provision for customer credits	233	633
Write-down of property and equipment	—	5
Share-based compensation	708	768
Changes in assets and liabilities:
Accounts receivable	(1,264)	(2,125)
Prepaid expenses and other current assets	(25)	71
Other non-current assets	—	4
Accounts payable	2,213	(13)
Accrued expenses and other current liabilities	(93)	(994)
Deferred revenues	(130)	(116)
Non-current liabilities	(53)	136
Net cash provided by operating activities	4,369	120
Cash flows from investing activities:
Purchases of property and equipment	(624)	(603)
Change in long-term strategic investment	—	806
Change in short-term investment	400	—
Net cash (used in) provided by investing activities	(224)	203
Cash flows from financing activities:
Proceeds from exercise of stock options	22	351
Payment of contingent fee arrangement	(217)	(250)
Repurchase of common stock	(1,453)	—
Net cash (used in) provided by financing activities	(1,648)	101
Net increase in cash and cash equivalents	2,497	424
Cash and cash equivalents, beginning of period	11,209	8,819
Cash and cash equivalents, end of period	$13,706	$9,243

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations
Autobytel Inc. ("Autobytel" or the "Company") is an automotive marketing services company that assists automotive retail dealers ("Dealers") and automotive manufacturers ("Manufacturers") market and sell new and used vehicles through its programs for online purchase request referrals ("Purchase Requests"), Dealer marketing products and services, and online advertising programs and data products.  The Company's consumer-facing automotive websites ("Company Websites"), including its flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles ("Vehicle Purchase Requests"). For consumers who may not be able to secure loans through conventional lending sources, the Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing ("Finance Purchase Requests"). The Company's mission for consumers is to be "Your Lifetime Automotive Advisor®" by engaging consumers throughout the entire lifecycle of their automotive needs.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company's common stock, $0.001 par value, is listed on The NASDAQ Capital Market under the symbol ABTL.

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

In June 2012, the Company launched the mobile version of Autobytel.com and an enhanced dealer directory that is a comprehensive listing of franchise Dealers in the United States.

2. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2011 ("2011 Form 10-K").  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of operations and comprehensive income and cash flows for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2011 Form 10-K.
On July 11, 2012, the Company implemented the Reverse Stock Split.  Accordingly, each five shares of common stock were reclassified into one share of common stock.  All share and per share amounts and all options and other common stock derivatives, including their exercise/conversion prices, for all periods presented have been adjusted to reflect the Reverse Stock Split as though it had occurred as of the earliest period presented.  Such reclassification did not impact prior period net income or total stockholders' equity.

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

3.  Recent Accounting Pronouncements

Accounting Standards Codification 350 "Intangibles – Goodwill and Other."  In July 2012, Accounting Standards Update ("ASU") No. 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" was issued.  The objective of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount.  If the fair value of the intangible asset is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under this ASU, an entity is not required to calculate the fair value of the intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company did not adopt this ASU since adoption was optional but the Company may adopt the ASU in the future.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

4.  Computation of Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net income per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of the warrant described below and common shares issuable upon conversion of the convertible note described in Note 6 below.  The following are the share amounts utilized to compute the basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011 (adjusted for the Reverse Stock Split):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic shares:
Weighted average common shares outstanding	9,232,603	9,220,666	9,228,355	9,196,790
Weighted average common shares repurchased	(379,809)	—	(185,039)	—
Weighted average unvested restricted stock	—	(5,266)	—	(13,533)
Basic shares	8,852,794	9,215,400	9,043,316	9,183,257

Diluted Shares:
Basic Shares	8,852,794	9,215,400	9,043,316	9,183,257
Weighted average dilutive securities	1,245,146	262,705	215,149	411,490
Dilutive Shares	10,097,940	9,478,105	9,258,465	9,594,747

For the three months ended September 30, 2012, weighted average dilutive securities included dilutive options and common shares issuable upon conversion of the convertible note described in Note 6 below.  For the nine months ended September 30, 2012, weighted average dilutive securities included dilutive options.
For the three and nine months ended September 30, 2012 , 1.5 and 2.5 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net income per share, respectively.  For the three and nine months ended September 30, 2011, 2.3 million and 2.2 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net income per share, respectively.

 On February 13, 2012, the Company announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized the Company to repurchase an additional $2.0 million of Company Common Stock on June 7, 2012.  Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the program at any time.  The Company will fund repurchases through the use of available cash. The Company began repurchasing its common stock on March 7, 2012.   During the nine months ended September 30, 2012, 379,811 shares were repurchased for an aggregate price of $1.5 million.  The average price paid for all shares repurchased during the nine months ended September 30, 2012 was $3.83.  No shares were repurchased during the quarter ended September 30, 2012.  The shares repurchased in the nine months ended September 30, 2012 were cancelled by the Company and returned to authorized and unissued shares.

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

5. Share-Based Compensation
Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(in thousands)		(in thousands)
Share-based compensation expense:
Cost of revenues	$12	$11	$35	$23
Sales and marketing	25	94	188	275
Technology support	56	89	225	250
General and administrative	117	74	264	229
Share-based compensation costs	210	268	712	777

Amount capitalized to internal use software	1	—	4	9
Total share-based compensation costs	$209	$268	$708	$768

Service-Based Options.  During the three months ended September 30, 2012, the Company granted 38,000 service-based stock options with weighted average grant date fair values of $2.20 and weighted average exercise prices of $3.68.  During the three months ended September 30, 2011, the Company granted 43,000 service-based stock options with weighted average grant date fair values of $3.39 and weighted average exercise prices of $5.49.  During the nine months ended September 30, 2012, the Company granted 79,400 service-based stock options with weighted average grant date fair values of $2.31 and weighted average exercise prices of $3.83.  During the nine months ended September 30, 2011, the Company granted 164,035 service-based stock options with weighted average grant date fair values of $3.46 and weighted average exercise prices of $5.59.  These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee's continued employment with the Company during the vesting period.
  Performance-based Options.  During the nine months ended September 30, 2012, the Company granted 249,199 performance-based stock options ("2012 Performance Options") to certain employees with a weighted average grant date fair value of $2.39, using a Black-Scholes option pricing model.  The 2012 Performance Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2012 revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") goals and (ii) time vesting.
During the nine months ended September 30, 2011, the Company granted 255,407 performance-based stock options ("2011 Performance Options") to certain employees with a weighted average grant date fair value of $2.98, using a Black-Scholes option pricing model.  The 2011 Performance Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2011 revenues and EBITDA goals and (ii) time vesting.  Based on the Company's 2011 revenues and EBITDA performance, 145,080 of the 2011 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date, with the remainder vesting ratably over twenty-four months thereafter.
Market Condition Options.  In 2009 the Company granted 213,650 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $1.75, with a fair market value per option granted of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company's common stock, which conditions have been satisfied. During the three months ended September 30, 2012 and September 30, 2011, 2,500 and 1,127 of these market condition stock options were exercised, respectively.  During the nine months ended September 30, 2012 and September 30, 2011, 7,706 and 22,669 of these market condition stock options were exercised, respectively.
During the three and nine months ended September 30, 2012, 2,738 and 9,482 stock options (inclusive of the 2,500 and 7,706 market condition stock options exercised during the period, respectively) were exercised, with aggregate weighted average

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

exercise prices of $1.87 and $2.00, respectively.  There were 7,699 and 85,101 stock options (inclusive of the 1,127 and 22,669 market condition stock options exercised during the period, respectively) exercised during the three and nine months ended September 30, 2011 with aggregate weighted average exercise prices of $3.82 and $4.03, respectively.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend yield	—	—	—	—
Volatility	81%	85%	84%	84%
Risk-free interest rate	0.5%	1.1%	0.6%	1.5%
Expected life (years)	4.2	4.1	4.2	4.1

6. Selected Balance Sheet Accounts
Property and Equipment.  Property and equipment consists of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Computer software and hardware and capitalized internal use software	$12,640	$12,035
Furniture and equipment	1,274	1,272
Leasehold improvements	942	942
	14,856	14,249
Less – Accumulated depreciation and amortization	(13,210)	(12,620)
Property and equipment, net	$1,646	$1,629

  The Company periodically reviews long-lived assets to determine if there are any impairment indicators.  The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets.  If such indicators exist, the Company evaluates the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Should the carrying amount of an asset exceed its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of the fair value of these assets using a discounted cash flow model, which includes assumptions and estimates.  An impairment charge related to a long-lived asset of $68,000 was recorded in the three months ended September 30, 2012.
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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)
The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with General Motors, Urban Science Applications (which represents several Manufacturer programs) and AutoNation. During the first nine months of 2012, approximately 27% of the Company's total revenues were derived from these three customers, and approximately 27%, or $3.1 million of gross accounts receivable related to these three customers at September 30, 2012.
During the first nine months of 2011, approximately 7% of the Company's total revenues were derived from General Motors, and approximately 11%, or $1.1 million of gross accounts receivables related to General Motors at September 30, 2011.
Investments.  On August 16, 2010, the Company acquired less than a 5% interest in Driverside, Inc. ("Driverside") for $1,000,000.  The Company made an additional investment in Driverside in the three months ended June 30, 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In the three months ended September 30, 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company's pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company's consolidated balance sheet. The Company is also entitled to receive its pro rata share of amounts, if any, payable upon satisfaction of contingent payment milestones by Driverside and amounts, if any, released from an escrow account established to satisfy post-closing indemnification claims.  The Company reviews for indicators of impairment on a quarterly basis by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the value of the investment.  As of September 30, 2012, there were no other changes in the recognized amount of the investment in Driverside.
Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.
In connection with the acquisition of Cyber on September 17, 2010, the Company identified $4.5 million of intangible assets.  The intangible assets will be amortized over the following estimated useful lives:

Intangible Asset	Estimated Useful Life
Trademarks/trade names	5 years
Software and publications	3 years
Customer relationships	3 years
Employment/non-compete agreements	5 years
Amortization expense for the remainder of the year and for the next four years is as follows:

Year	Amortization Expense
(in thousands)

2012	$ 335
2013	1,036
2014	284
2015	208
2016	3
$ 1,866

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
Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Compensation and related costs	$1,624	$2,084
Professional fees and other accrued expenses	2,411	2,221
Amounts due to customers	143	180
Other current liabilities	506	509
Total accrued expenses and other current liabilities	$4,684	$4,994

Long-term debt.  In connection with the acquisition of Cyber, the Company issued a convertible subordinated promissory note for $5.0 million ("Convertible Note") to the sellers.  The fair value of the Convertible Note as of the Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the Convertible Note included a market yield of 15.0% and stock price volatility of 77.5%.  As the Convertible Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Convertible Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Convertible Note may convert all or any part of, but in 40,000 minimum share increments, the then outstanding and unpaid principal of the Convertible Note into fully paid shares of the Company's common stock at a conversion price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Convertible Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Convertible Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

7.  Taxes

The Company was audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011 and is awaiting the results of the state's audit.  The Company maintains a liability of $175,000 as of September 30, 2012 related to this sales tax audit. The Company was also under examination by the New York State Department of Taxation and Finance for income tax for the period January 1, 2006 through December 31, 2008.  The Company paid $24,000 to the New York State Department of Taxation and Finance in July 2012 related to this income tax audit and the audit is now closed. The Company believes it has made adequate reserves for state tax items through September 30, 2012.

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
Our corporate website is located at www.autobytel.com. Information on our website is not incorporated by reference in this Quarterly Report. At or through the Investor Relations section of our website we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after the reports are electronically filed with or furnished to the SEC.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2011 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of operations and comprehensive income and cash flows for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2011 Form 10-K.

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

Overview
We are an automotive marketing services company that assists automotive retail dealers ("Dealers") and automotive manufacturers ("Manufacturers") market and sell new and used vehicles to consumers through our programs for online purchase request referrals ("Purchase Requests"), Dealer marketing products and services, and online advertising programs and data products.  Our consumer-facing automotive websites ("Company Websites"), including our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles ("Vehicle Purchase Requests").  For consumers who may not be able to secure loans through conventional lending sources, our Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing ("Finance Purchase Requests").  The Company's mission for consumers is to be "Your Lifetime Automotive Advisor ®" by engaging consumers throughout the entire lifecycle of their automotive needs.

We measure Purchase Request quality by the conversion of Purchase Requests to actual vehicle sales.  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Purchase Requests.  In addition, in 2012 we began to utilize R.L. Polk data to evaluate the performance quality of Purchase Requests we generate from Company Websites as well as those Purchase Requests we acquire from third party Purchase Request suppliers.  Our Manufacturer and wholesale customers and R.L. Polk match the Purchases Requests we deliver to our customers against vehicle sales data to provide us with closing rates for the Purchase Requests we deliver to our customers and information that allows us to compare these closing rates to the closing rates of the Purchase Requests we acquire from third party suppliers.  Some of the data providers also provide comparisons to closing rates of Purchase Requests delivered directly to customers by the third party suppliers. Based on our evaluation of this information, we believe that the Purchase Requests we deliver to our customers generally are out-performing the closing rates of the Purchase Requests delivered by our third party Purchase Request suppliers. With this information, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize from acquiring Purchase Requests from us.  We can now optimize the mix of Purchase Requests we deliver to our customers based on multiple sources of quality measurements.
In June 2012, we launched the mobile version of Autobytel.com.  This mobile-optimized website gives consumers the opportunity to view photographs and videos, read car reviews and check pricing from their mobile devices.  In addition, this mobile website has shopping tools that will allow a consumer to find a Dealer, browse inventory and request free Dealer price quotes.  Concurrent with the launch of the mobile version of Autobytel.com, we launched an enhanced dealer directory which allows consumers to find local dealers from a comprehensive list of all franchise dealers in the United States.
For the three and nine months ended September 30, 2012, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Purchase Requests and the market for advertising services, including, but not limited to, the following:
•	The adverse effect of high unemployment on the number of vehicle purchasers,
•	Availability of, and interest rates for, financing for vehicle purchases,
•	Pricing and purchase incentives for vehicles,
•	Disruption in the available inventory of vehicles,
•	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime,
•	The impact of gasoline prices on demand for vehicles,
•	Volatility in spending by Manufacturers and others in their marketing budgets and allocations, and
•	The effect of changes in search engine algorithms on our Purchase Request generation and website advertising activities.

Results of Operations
 Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table sets forth certain income statement data for the three-month periods ended September 30, 2012 and 2011 (certain amounts may not calculate due to rounding):

	2012	% of total revenues	2011	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Purchase requests	$16,523	95%	$15,482	95%	$1,041	7%
Advertising	884	5	784	5	100	13
Other revenues	47	—	44	—	3	7
Total revenues	17,454	100	16,310	100	1,144	7
Cost of revenues (excludes depreciation of $25 and $70 for the three months ended September 30, 2012 and 2011, respectively)	10,739	62	9,738	60	1,001	10
Gross profit	6,715	38	6,572	40	143	2
Operating expenses:
Sales and marketing	2,035	12	2,153	13	(118)	(5)
Technology support	1,651	9	1,855	11	(204)	(11)
General and administrative	1,983	11	1,781	11	202	11
Depreciation and amortization	492	3	419	2	73	17
Litigation settlements	(68)	—	(65)	—	(3)	5
Total operating expenses	6,093	35	6,143	37	(50)	(1)
Operating income	622	3	429	3	193	45
Interest and other income, net	16	—	8	—	8	100
Income before income tax provision (benefit)	638	3	437	3	201	46
Income tax provision (benefit)	87	—	(9)	—	96	(1,067)
Net income	$551	3%	$446	3%	$105	24%

Purchase Requests.  Purchase Request revenue increased $1.0 million or 7% in the third quarter of 2012 compared to the third quarter of 2011 primarily due to an increase of 13% and 8% in the volume of automotive Purchase Requests delivered to new and used retail Dealers and Manufacturers and other wholesale purchasers, respectively.

Advertising. Advertising revenues increased $0.1 million or 13% in the third quarter of 2012 compared to the third quarter of 2011 due primarily to an increase in site advertising revenue.

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
Cost of revenues increased $1.0 million or 10% in the third quarter of 2012 compared to the third quarter of 2011 primarily due to an increase in SEM costs.

      Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the third quarter of 2012 decreased by $0.1 million or 5% compared to the third quarter of 2011 due principally to lower headcount-related compensation costs.
Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure. Technology support expenses in the third quarter of 2012 decreased by $0.2 million or 11% compared to the third quarter of 2011 due to decreased personnel costs and computer software and maintenance costs.
General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2012 increased by $0.2 million or 11% compared to the third quarter of 2011 due to an increase in headcount-related compensation costs and franchise fees associated with the reverse stock split offset by a decrease in the liability associated with a contingent fee arrangement.
Depreciation and amortization.  Depreciation and amortization expense increased $73,000 in the third quarter of 2012 compared to the third quarter of 2011 primarily due to impairment of a long-lived asset in addition to fixed asset additions during the year.
Litigation settlements.  Litigation settlements for the third quarter of 2012 were $68,000 compared to $65,000 in the third quarter of 2011.
Income taxes. Income tax expense was $87,000 in the third quarter of 2012 compared to income tax benefit of $9,000 in the third quarter of 2011. The current quarter tax expense related to various state taxes and the deferred tax liability related to tax deductible goodwill amortization.  Income tax benefit of $9,000 in the third quarter of 2011 related to provision adjustments related to the finalization of 2010 state and federal tax returns which resulted in a tax benefit offset by various state taxes and the increase in the deferred tax liability related to tax deductible goodwill amortization.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table sets forth certain income statement data for the nine-month periods ended September 30, 2012 and 2011 (certain amounts may not calculate due to rounding):

	2012	% of total revenues	2011	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Purchase requests	$47,077	94%	$44,635	94%	$2,442	5%
Advertising	2,670	6	2,772	6	(102)	(4)
Other revenues	144	—	182	—	(38)	(21)
Total revenues	49,891	100	47,589	100	2,302	5
Cost of revenues (excludes depreciation of $90 and $211 for the nine months ended September 30, 2012 and 2011, respectively)	30,004	60	28,496	60	1,508	5
Gross profit	19,887	40	19,093	40	794	4
Operating expenses:
Sales and marketing	6,648	13	6,782	14	(134)	(2)
Technology support	5,098	10	5,241	11	(143)	(3)
General and administrative	5,772	11	5,809	12	(37)	(1)
Depreciation and amortization	1,295	3	1,369	3	(74)	(5)
Litigation settlements	(205)	—	(393)	(1)	188	(48)
Total operating expenses	18,608	37	18,808	39	(200)	(1)
Operating income	1,279	3	285	1	994	349
Interest and other income, net	12	—	31	—	(19)	(61)
Income before income tax provision	1,291	3	316	1	975	309
Income tax provision	256	1	241	1	15	6
Net income	$1,035	2%	$75	0%	$960	1,280%

Purchase Requests.  Purchase Request revenue increased $2.4 million or 5% in the first nine months of 2012 compared to the first nine months of 2011 primarily due to an increase of 5% and  9% in the volume of automotive Purchase Requests delivered to new and used retail Dealers and Manufacturers and other wholesale purchasers, respectively.

Advertising. Advertising revenues decreased $0.1 million or 4% in the first nine months of 2012 compared to the first nine months of 2011 due primarily to timing delays of certain Manufacturer direct marketing campaigns.

Cost of Revenues.  Cost of revenues increased $1.5 million or 5% in the first nine months of 2012 compared to the first nine months of 2011 primarily due to an increase in SEM costs.
Sales and Marketing.  Sales and marketing expense in the first nine months of 2012 decreased $0.1 million or 2% compared to the first nine months of 2011 due to lower headcount-related compensation costs and lower consulting fees.
Technology Support.  Technology support expense in the first nine months of 2012 decreased by $0.1 million or 3% compared to the first nine months of 2011 due to decreased computer and software maintenance.
General and Administrative. General and administrative expense in the first nine months of 2012 was $5.8 million in both the first nine months of 2012 and 2011.
Depreciation and amortization.  Depreciation and amortization expense decreased $74,000 or 5% in the first nine months of 2012 compared to the first nine months of 2011 primarily due to assets becoming fully depreciated related to MyRide after the third quarter of 2011 and certain capitalized software becoming fully amortized by the third quarter of 2011 offset by impairment of a long-lived asset and fixed asset additions during the year.
Litigation settlements.  Litigation settlements for the first nine months of 2012 were $205,000 compared to $393,000 in the first nine months of 2011.  Litigation settlements for the first nine months of 2011 included the settlement of an arbitration claim seeking indemnification from a third party supplier relating to the third party's method of soliciting Purchase Requests.  The arbitration settlement represented the recovery of legal fees and other related expenses previously expensed under General and Administrative operating expenses.

  Income taxes. Income tax expense was $256,000 in the first nine months of 2012 compared to income tax expense of $241,000 in the first nine months of 2011. The current tax expense related to the New York state income tax audit assessment, other state taxes and the deferred tax liability related to tax deductible goodwill amortization.  Tax expense in the first nine months of 2011 related to various state taxes and the increase in the deferred tax liability related to tax deductible goodwill amortization offset by provision adjustments related to the finalization of 2010 state and federal tax returns which resulted in a tax benefit.

Liquidity and Capital Resources
The table below sets forth a summary of our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$4,369	$120
Net cash (used in) provided by investing activities	(224)	203
Net cash (used in) provided by financing activities	(1,648)	101
Our principal sources of liquidity are our cash and cash equivalents balances and positive operating cash flow.  Our cash and cash equivalents totaled $13.7 million as of September 30, 2012 compared to cash and cash equivalents of $11.2 million as of December 31, 2011.
Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the nine months ended September 30, 2012 of $4.4 million resulted primarily from net income of $1.0 million, as adjusted for non-cash charges to earnings, in addition to a $2.2 million increase in our accounts payable balance offset by a $1.3 million decrease in our accounts receivable balance related to the timing of payments received from our customers.  Net cash provided by operating activities in the nine months ended September 30, 2011 of $0.1 million resulted primarily from net income of $0.1 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $1.0 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2010 and paid in the first nine months of 2011 and a $2.1 million decrease in our accounts receivable balance related to the timing of payments received from our customers.
Net Cash (Used in) Provided by Investing Activities.  Net cash used in investing activities was $0.2 million in the nine months ended September 30, 2012 primarily related to net changes in a certificate of deposit used to secure the processing of certain SEM activity offset by purchases of property and equipment. Net cash provided by investing activities was $0.2 million in the nine months ended September 30, 2011 and is primarily related to cash received on our long-term strategic investment offset by the investment in upgrading our internal information technology infrastructure.
Net Cash (Used in) Provided by Financing Activities.  Stock options for 9,482 shares of stock were exercised in the nine months ended September 30, 2012 resulting in $22,000 cash inflow.  Net cash used in financing activities in the nine months ended September 30, 2012 consisted of contingent payments of $217,000 related to the Cyber acquisition and $1.5 million used to repurchase 379, 811 shares of our common stock.  Stock options for 85,101 shares of stock were exercised in the nine months ended September 30, 2011, resulting in $0.4 million of cash inflow.  In addition, $250,000 of contingent payments were made related to the Cyber acquisition in the nine months ended September 30, 2011.  Our future cash flows from employee stock options, if any, will depend on the future timing, exercise price, and amount of stock option exercises.

Off-Balance Sheet Arrangements
At September 30, 2012, we had no off-balance sheet arrangements as defined in Regulation SK, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the nine months ended September 30, 2012 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2011 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, "Risk Factors" of the 2011 Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 ("2012 Quarterly Reports") may affect our future financial condition and results of operations.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2011 Form 10-K and in the 2012 Quarterly Reports, as supplemented or superseded by the risk factors set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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
Our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Purchase Requests and the market for advertising services, including, but not limited to, the following:
•	The adverse effect of high unemployment on the number of vehicle purchasers,
•	Availability of, and interest rates for, financing for vehicle purchases,
•	Pricing and purchase incentives for vehicles,
•	Disruption in the available inventory of vehicles,
•	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime,
•	The impact of gasoline prices on demand for vehicles,
•	Volatility in spending by Manufacturers and others in their marketing budgets and allocations, and
•	The effect of changes in search engine algorithms on our Purchase Request generation and website advertising activities.

Item 6.  Exhibits
2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. ("Autobytel" or the "Company")) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239) and as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K files with the SEC on July 12, 2012 (SEC File No. 1-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761), as amended by  Amendment to Third Amended and Restated Bylaws of Autobytel dated September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 1-34761)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3*	Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

Date: November 8, 2012	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 8, 2012	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. ("Autobytel" or the "Company")) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239) and as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K files with the SEC on July 12, 2012 (SEC File No. 1-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761), as amended by  Amendment to Third Amended and Restated Bylaws of Autobytel dated September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 1-34761)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3*	Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
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