Form 10-Q/A
period 2012-09-30
AUTOBYTEL INC
filed 2012-11-13
CIK 1023364

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

EXPLANATORY NOTE

Autobytel Inc. is filing this Amendment No. 1 to its Form 10-Q for the quarter ended September 30, 2012, originally filed with the Securities and Exchange Commission on November 8, 2012 (the "Form 10-Q"), solely to correct the diluted earnings per share disclosure for the three months ended September 30, 2012 on the Unaudited Consolidated Condensed Statement of Operations.  Diluted earnings per share for the quarter ended September 30, 2012 was changed from $0.05 to $0.06.  Except for such correction, this amendment does not update, modify or amend any other disclosure set forth in the 10-Q as originally filed on November 8, 2012.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2012 and December 31, 2011	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and the Three and Nine Months Ended September 30, 2011	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and the Nine Months Ended September 30, 2011	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

	PART II. OTHER INFORMATION

ITEM 6.	Exhibits	14

	Signatures	15

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

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Purchase requests	$16,523	$15,482	$47,077	$44,635
Advertising	884	784	2,670	2,772
Other revenues	47	44	144	182
Total revenues	17,454	16,310	49,891	47,589
Cost of revenues (excludes depreciation of $25 and $70 for the three months ended September 30, 2012 and 2011, respectively, and $90 and $211 for the nine months ended September 30, 2012 and 2011, respectively)	10,739	9,738	30,004	28,496
Gross profit	6,715	6,572	19,887	19,093
Operating expenses:
Sales and marketing	2,035	2,153	6,648	6,782
Technology support	1,651	1,855	5,098	5,241
General and administrative	1,983	1,781	5,772	5,809
Depreciation and amortization	492	419	1,295	1,369
Litigation settlements	(68)	(65)	(205)	(393)
Total operating expenses	6,093	6,143	18,608	18,808

Operating income	622	429	1,279	285
Interest and other income, net	16	8	12	31
Income before income tax provision (benefit)	638	437	1,291	316
Income tax provision (benefit)	87	(9)	256	241
Net income and comprehensive income	$551	$446	$1,035	$75

Basic income per common share	$0.06	$0.05	$0.11	$0.01

Diluted income per common share	$0.06	$0.05	$0.11	$0.01

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

Item 6.  Exhibits
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

AUTOBYTEL INC.

Date: November 13, 2012	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 13, 2012	By:	/s/ Wesley Ozima
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