Form 10-K
period 2012-12-31
AUTOBYTEL INC
filed 2013-02-28
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-34761

Autobytel Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0711569
(State of Incorporation)	(I.R.S. Employer Identification No.)
18872 MacArthur Boulevard, Suite 200
Irvine, California 92612-1400
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code (949) 225-4500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the closing sale price of $3.75 for our common stock on The NASDAQ Capital Market on June 29, 2012, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $33 million.
As of February 25, 2013, 8,855,400 shares of our common stock were outstanding.

Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2013 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Autobytel Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

FORWARD-LOOKING STATEMENTS
The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "will" and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report on Form 10-K also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include but are not limited to, those discussed in "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

PART I
Item 1.	Business
Autobytel Inc. was incorporated in 1996 under the laws of the State of Delaware. Unless specified otherwise, as used in this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" or "Autobytel" refer to Autobytel Inc. and its subsidiaries.
Overview
We are an automotive marketing services company that assists automotive retail dealers ("Dealers") and automotive manufacturers ("Manufacturers") market and sell new and used vehicles to consumers through our programs for online lead referrals ("Leads"), Dealer marketing products and services, and online advertising programs and data products.  Our consumer-facing automotive websites ("Company Websites"), which include our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles ("Vehicle Leads").  For consumers who may not be able to secure loans through conventional lending sources, our Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing ("Finance Leads").  The Company's mission for consumers is to be "Your Lifetime Automotive Advisor®" by engaging consumers throughout the entire lifecycle of their automotive needs.
Available Information
Our corporate website is located at www.autobytel.com. Information on our website is not incorporated by reference in this Annual Report on Form 10-K. At or through the Investor Relations section of our website we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after this material is electronically filed with or furnished to the SEC and The NASDAQ Stock Market. Our Code of Conduct and Ethics is available at the Corporate Governance link of the Investor Relations section of our website, and a copy of the code may also be obtained, free of charge, by writing to the Corporate Secretary, Autobytel Inc., 18872 MacArthur Boulevard, Suite 200, Irvine, California 92612-1400.
Significant Business Developments

Profitability for 2012
For the year ended December 31, 2012, we achieved net income of $1.4 million.  This is our second consecutive year of profitability since 2004.

Website Enhancements
During 2011, we launched the first phase of a multi-phase redesign of our flagship website, Autobytel.com, and a new consumer proposition to be Your Lifetime Automotive Advisor ®.  The launch of the redesigned Autobytel.com reflects ongoing consumer internet and automotive shopping behavioral research, as well as design and navigational principles which we believe will offer consumers a richer and more customized experience.    Specifically, the new Autobytel.com reflects enhanced content and tools for those researching a vehicle purchase while at the same time, through our new MyGarage® vehicle ownership service, offering specific destinations for consumers to better manage maintenance for their vehicles, stay informed of Manufacturer recalls and special offers, as well as explore their options for trade-ins or private resell.
By expanding Autobytel.com's offerings to serve as Your Lifetime Automotive Advisor ®, our goal is to attract a broad scope of consumers to interact with our brand on an ongoing basis rather than only serving their automotive shopping needs every three to seven years.
In 2012, we made many ongoing website enhancements such as a homepage redesign that included new advertising offerings as well as a new video section which contains exclusive vehicle video reviews as well as video coverage of auto shows and other industry news and events.   In conjunction with the launch of this new video section on Autobytel.com, a new Autobytel YouTube channel was also launched.  Since its launch at the beginning of 2012, this channel's audience has quickly grown and as of February 2013 the channel had over 11.0 million views and 14,000 subscribers with a run rate of 1.5 million views per month.
Mobile Launch
In June 2012, we launched the mobile version of Autobytel.com.  This mobile-optimized website uses advanced technology to detect the device the consumer is using to access the website and optimizes the experience based on the device.  This new mobile experience gives consumers the opportunity to view photographs and videos, read car reviews and check pricing from their mobile devices while on the go and when they are at dealerships shopping for vehicles.  In addition, this mobile optimized website has shopping tools that allow a consumer to find a local Dealer, browse inventory and request free Dealer price quotes.  Concurrent with the launch of the mobile version of Autobyel.com, we launched an enhanced Dealer directory which allows consumers to find local Dealers from one of the few truly comprehensive lists of all franchise Dealers in the United States.
With mobile traffic continuing to grow, this mobile version of Autobytel.com is just the first phase of our efforts to offer mobile optimized content and shopping tools to our consumers.  Future phases will focus on offering more mobile friendly ways for consumers to connect with Dealers and manage their vehicle ownership experience.
We believe that these launches will ultimately enable us to reposition our brand to benefit from greater consumer satisfaction and recommendations, thus increasing our visitor footprint and driving growth across our Lead advertising and data products and services.
Performance Analytics and Sales Focus
Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites ("Internally-Generated Leads") or acquired ("Non-Internally-Generated Leads") from third parties that generate Leads from their websites ("Non-Company Websites").  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Leads.  In addition, in 2011 we started using R.L. Polk & Co. to evaluate the performance quality of both our Internally-Generated Leads as well as those we acquire from our third party Lead suppliers.  Our Manufacturers and wholesale customers and R.L. Polk & Co. match the Leads we deliver to our customers against vehicle sales data to provide us with closing rates for the Leads we deliver to our customers and information that allows us to compare these closing rates to the closing rates of the Leads we acquire from third party suppliers.  Findings from these data suggest that Internally-Generated Leads close at over twice the industry average derived from the data. Based on the most current Polk data, automotive Leads from consumers shopping on Autobytel.com have a conversion rate of approximately 23% within 90 days of Lead submission.
In addition, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize from acquiring Leads from us.  We can now optimize the mix of Leads we deliver to our Dealers based on multiple sources of quality measurements. Also by reporting the buying behavior of potential customers, the findings also can help shape improvements to online Lead management; online advertising and dealership sales process training.  By providing actionable data, we are now placing considerable intelligence in the hands of our customers, and are seeing increased budget allocations for purchasing Leads from us.
Also during 2012, we continued to focus our Dealer acquisition and retention strategies on dealerships to which we could deliver a higher percentage of our Internally-Generated Leads and that are more cost effective for us to support.  We believe this will result in increased vehicle sales for our Dealers and ultimately stronger relationships with us because, based on our evaluation of  the third party performance data discussed above, we believe our Internally-Generated Leads are of  high quality.  We believe that this strategy should allow us to have more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers.  For 2012, we increased the number of our Dealers and ended the year with 8% more Dealers compared to the number of Dealers at year-end 2011.

Stock Repurchase
On February 13, 2012, we announced that our Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of our common stock.  The Board of Directors authorized the repurchase of up to an additional $2.0 million of common stock on June 7, 2012.  Under these repurchase programs, we may repurchase common stock from time to time on the open market or in private transactions. These authorizations do not require us to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time.  We will fund future repurchases through the use of available cash. We began repurchasing our common stock on March 7, 2012. During 2012, 379,811 shares were repurchased for an aggregate price of $1.5 million.  The average price paid for all shares repurchased during 2012 was $3.83.  The shares repurchased during 2012 were cancelled and returned to authorized and unissued shares.

1-for-5 Reverse Stock Split
On July 11, 2012, we implemented a 1-for-5 reverse split of our common stock, $0.001 par value per share ("Reverse Stock Split").  Trading of the common stock on a post-Reverse Stock Split adjusted basis on The NASDAQ Capital Market began on July 12, 2012.  There was no change in the par value of the common stock.  All share and per share amounts and all options and other common stock derivatives, including their exercise/conversion prices, for all periods presented have been adjusted to reflect the Reverse Stock Split as though it had occurred as of the earliest period presented.  The primary reason for the Reverse Stock Split was to increase the per share price of the common stock in order to maintain compliance with The NASDAQ Capital Market's continued listing requirement that the common stock maintain a minimum closing bid price of at least $1.00 per share ("Minimum Bid Price Requirement").  Prior to the Reverse Stock Split, we were not in compliance with this continued listing requirement and were subject to possible delisting from trading on The NASDAQ Capital Market.  On July 26, 2012, the Nasdaq Listing Qualifications staff informed us that we had regained compliance with the Minimum Bid Price Requirement.

Industry Background
The internet has been rapidly adopted by consumers engaged in the vehicle purchasing process, primarily because the internet has become the best method to easily find the information necessary to make informed buying decisions. Additionally, the internet has become a primary tool for consumers to begin communicating with local automotive Dealers regarding vehicle pricing, availability, options, and financing.  J.D. Power and Associates reported in 2012 that 80% of all U.S. new light vehicle consumer buyers have moved to the internet as a primary vehicle research and shopping tool.  CNW Marketing/Research's most current report showed in 2010 that during several phases of the purchase process, more in-market shoppers considered third party websites (which include Autobytel.com) as their primary source for information, thus, surpassing both television and magazines. In addition, many Dealers and all Manufacturers use the internet as an efficient way to reach those consumers through marketing programs.
According to a 2013 press release by LMC Automotive, formerly J.D. Power and Associates, U.S. light vehicle sales increased 13.5% in 2012 compared to 2011, or 14.5 million for 2012 from 12.8 million for 2011.  The U.S automotive market shows signs of continued recovery with R.L. Polk & Co. and J.D. Power and Associates forecasting 2013 U.S. light vehicle sales at 15.3 million and 15.1 million, respectively, fueled by the strong performance in 2012.  We believe this recovery should result in increased use of the internet for consumers engaged in the vehicle purchasing process and increased submission of Leads by consumers in 2013.

Strategy
Our goal is to garner a larger share of the billions of dollars spent annually by Dealers and Manufacturers on automotive marketing services.  We plan to achieve this objective through the following principal strategies:
Further Increasing Revenues from the Traffic on our Company Websites.  Traffic to our Company Websites is obtained through a variety of sources and methods, including direct navigation to our Company Websites, natural search (search engine optimization or "SEO", which is the practice of optimizing keywords in website content to drive traffic to a website), paid search (search engine marketing, or "SEM," which is the practice of bidding on keywords on search engines to drive traffic to a website), direct marketing, and partnering with other website publishers that provide links to our websites.  Traffic to our Company Websites is monetized primarily though the creation of Vehicle Leads that are delivered to our Dealer and Manufacturer customers to help them market and sell new and used vehicles, and through the sale of advertising space on our Company Websites.  We plan to increase revenues from our Company Websites by:
•
Further increasing the quality of our Leads.  High quality Leads are those Leads that result in high transaction (i.e., purchase) closing rates for our Dealer customers.  Internally-Generated Leads are generally higher quality than Non-Internally-Generated Leads and increase the overall quality of our Lead portfolio.  Non-Internally-Generated Leads are of varying quality. Therefore, we plan to continue to develop and maintain strong relationships only with suppliers of Non-Internally-Generated Leads that consistently provide high quality Leads.  We sell Internally-Generated Leads and Non-Internally-Generated Leads directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Lead distribution industry.  In conjunction with our Lead programs, we also offer Dealers and Manufacturers other products and services, including our iControl by Autobytel ®, WebLeads+, Email Marketing Manager, and Lead Call products and services, to assist them in capturing online, in-market customers and selling more vehicles by improving conversion of Leads to sale transactions.

•
Further increasing traffic acquisition activities.  We plan to increase the traffic to our Company Websites through enhancements to our Company Websites and effective SEO and SEM traffic acquisition activities.  Our goal is that over time, paid traffic such as SEM will be balanced by greater visitation from direct navigation and SEO, which we expect to result in increased gross profit margins.

•
Continuing to enhance the quality and user experience of our Company Websites.  We continuously make enhancements to our Company Websites, including enhancements of the design and functionality of our Company Websites.  These enhancements are intended to position our Company Websites as comprehensive best in class destinations for automotive purchase research by consumers. For 2012, our most significant website enhancement involved the launch of the mobile version of Autobytel.com as discussed above under the section of this Item 1 entitled "Significant Business Developments—Website Enhancements."

•
Further increasing the conversion rate of visitors to Leads on our Company Websites.  Through increased SEO and SEM activities and significant content, tools, and user interface enhancements to our websites, we believe we will be able to increase the number of website visits and improve website "engagement," and thereby increase the conversion of page views into Leads.  We believe that an increased conversion rate of page views into Leads could result in higher revenue per visitor.

Further Increasing Lead Sales to Our Dealer Customers. Sales of Vehicle Leads to our Dealer network constitute a significant source of our revenues.  Our goal is to continue to increase the number of Vehicle Leads sold to our retail Dealer customers by:

•	increasing the quality of the Vehicle Leads sold to our Dealers,
•	increasing the number of Vehicle Leads sold to each of our Dealers,
•	increasing the number of Dealers in our Dealer network,
•	providing customizable Lead programs to meet our Dealers' unique marketing requirements,
•	providing additional value added marketing services that help Dealers more effectively utilize the internet to market and sell new and used vehicles, and
•	increasing overall Dealer satisfaction by improving all aspects of our services.
Further Increasing Vehicle Lead Sales to New and Existing Manufacturer Customers.  We have existing relationships with most Manufacturers that market their vehicles in the U.S.  We sell Vehicle Leads to our Manufacturer customers that they in turn provide to their Dealers to help them market and sell new and used vehicles.  Our goal is to increase our sales to these existing customers, as well as new customers, primarily by increasing the quality of the Leads we deliver to them.
Increasing Advertising Revenues.  As traffic to and time spent on our Company Websites by consumers increases, we will seek to increase our advertising revenues.  We intend to leverage our relationships with Manufacturers and their advertising agencies to garner higher rates for our traditional display advertising.  We also intend to provide new advertising offerings built around the enhancements to our Company Websites, including sales event promotions for individual Manufacturers.  It is our belief that if the volume of our traffic and performance of the advertisements placed by Manufacturers continue to increase (as measured by the click through rates and other metrics typically monitored by online marketers), existing and prospective advertisers will recognize this increased value by agreeing to pay higher prices for the advertising space available on our Company Websites.  Finally, our goal is to increase the number of our advertising customers and to expand beyond Manufacturers to include non-Manufacturer advertising customers.

Continuing to Expand our Products and Services. We gather significant amounts of data on consumer intent as it relates to purchasing vehicles.  We intend to use these data to create products and services, including direct business database offerings, which we believe will ultimately help Manufacturers and Dealers market and sell more new and used vehicles.  Our objective is to generate revenues from this asset in the most effective and efficient ways possible.
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
Our ability to implement the foregoing strategies and plans is subject to risks and uncertainties, many of which are beyond our control.  Accordingly, there is no assurance that we will successfully implement our strategies and plans.  See "Item 1A. Risk Factors."
Products and Services
Vehicle Lead Programs
We provide Dealers and Manufacturers with opportunities to market their vehicles efficiently to potential customers.  Dealers participate in our Vehicle Lead programs, and Manufacturers participate in our Vehicle Lead programs, our display advertising programs, and our direct marketing programs, reaching consumers that are in the market to acquire a vehicle.  For consumers, we provide, at no cost to the consumer, an easy way to obtain valuable information to assist them in their vehicle shopping process. Leads may be submitted by consumers through our Company Websites or through non-Company Websites. For consumers using our Company Websites, we provide research information, including vehicle specification data, safety data, pricing data, photos, videos, regional rebate and incentive data, and additional tools, such as the compare and configuration tools, to assist them in this process.  We also provide additional content on our Company Websites, including our database of articles, such as consumer and professional reviews, and other analyses.  Additional automotive information is also available on our Company Websites to assist consumers with specific vehicle research, such as the trade-in value of their current vehicle.
New Vehicle Lead Program. Our Vehicle Lead program for new vehicles allows consumers to submit requests for pricing and availability of specific makes and models.  A new Vehicle Lead provides information regarding the make and model of a vehicle, and may also include additional data regarding the consumer's needs, including any vehicle trade-in, whether the consumer wishes to lease or buy, and other options that are important to the vehicle acquisition decision. A Lead will usually also include the consumer's name, phone number, and email address and may include a home address.
Our Leads are subject to a quality verification that is designed to maintain the high quality of our Leads and increase the Lead closing rates for our Lead customers.  Quality verification includes the validation of name, phone number, email address, and postal address.  Our quality verification also involves proprietary systems as well as partnerships with vendors specializing in customer validation.  After a Lead has been subjected to quality verification, if we have placement coverage for the Lead within our own Dealer network, we send the Lead to Dealers that sell the type of vehicle requested in the consumer's geographic area. We also send an email message to the consumer with the Dealer's name and phone number and if the Dealer has a dedicated internet manager, the name of that manager. Dealers contact the consumer, generally within 24 hours of receiving the Lead, with a price quote and availability information for the requested vehicle. In addition to sales of Leads direct to Dealers in our network, we also sell Leads wholesale to Manufacturers for delivery to their Dealers and to third parties that have placement coverage for the Lead with their own customers.
Dealers participate in our retail new Vehicle Lead program by entering into contracts directly with us or through major Dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days' notice and are non-exclusive. The majority of our retail new Vehicle Lead revenues consists of either a monthly subscription or a per Lead fee paid by Dealers in our network; however, under our recently introduced Pay-per-Sale program, we offer a limited number of Dealers in states where we are permitted to charge on a per transaction basis the opportunity to pay a flat per transaction fee for a Lead that results in a vehicle sale. We reserve the right to adjust our fees to retail Dealers upon 30 days' prior notice at any time during the term of the contract. Manufacturers (directly or through their marketing agencies) and other third parties participate in our wholesale new Vehicle Lead programs generally by entering into agreements where either party has the right to terminate upon prior notice, with the length of the time for notice varying by contract. Revenues from retail new Vehicle Leads accounted for 31% and 30% of total revenues in 2012 and 2011, respectively. Revenues from wholesale Leads accounted for 47% and 46% of total revenues in 2012 and 2011, respectively.

Used Vehicle Lead Program. Our used Vehicle Lead program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price, and, if available, digital images of vehicles that satisfy the consumer's search parameters.  The consumer can then submit a Lead for additional information regarding a specific vehicle that we then deliver to the Dealer offering the vehicle. In addition to sending Leads directly to Dealers through our Lead delivery system, consumers may choose to contact the Dealer using a toll free number posted next to the vehicle search results. We charge each Dealer that participates in the used Vehicle Lead program a monthly subscription or per Lead fee.  Revenues from used Vehicle Leads accounted for 7% and 6% of total revenues in 2012 and 2011, respectively.
Finance Lead Program
Our Finance Lead program is designed to provide consumers who may not be able to secure loans through conventional lending sources the opportunity to obtain vehicle financing and other services from Dealers or finance institutions offering vehicle financing to these consumers. Consumers can submit a request for vehicle financing or submit a credit questionnaire for a credit report or other credit services that are provided by third party providers.  Finance Leads are forwarded to the nearest participating Dealer that offers financing or, if a Dealer is not available, to an automotive finance institution. We charge each Dealer and finance institution that participates in the Finance Lead program a monthly subscription or per Lead fee. Revenues from Finance Leads accounted for 9% and 12% of total revenues in 2012 and 2011, respectively.  We have a call center program that consists of telephone surveys of Finance Lead consumers.  The purpose of this program is to evaluate consumer experience with our Dealers and other financing customers and our Finance Lead program and to determine whether or not the consumers purchased a vehicle.  In addition, we inquire about the consumer's interest in obtaining information or quotes for relevant products and services, including credit report repair and vehicle loan refinancing, offered by third parties.  If the consumer expresses an interest, we refer the consumer to the third party and obtain a referral fee.
Other Dealer Products and Services
In conjunction with our automotive Vehicle Lead programs, we also offer products and services that assist Dealers in connecting with in-market consumers and closing vehicle sales.
iControl by Autobytel ®  iControl by Autobytel ® is our proprietary technology that allows Dealers many options to filter and control their Vehicle Leads. iControl by Autobytel ® can be controlled at the dealership or at the Dealer group level from a web-based, easy-to-use console that makes it quick and simple for dealerships to change their Lead acquisition strategy; to adjust for inventory conditions at their stores, and broader industry patterns (such as increases in gas prices or changes in consumer demand). From the console, dealerships can easily contract or expand territories and increase, restrict or block specific model and Lead web sources, making it much easier to target inventory challenges and focus marketing resources more efficiently. Dealers can manage their Vehicle Leads as follows:
•
Lead Web Source – segments Lead sources into five categories ('research,' 'quote,' 'buying,' 'enthusiast,' and 'portal') based on the type of automotive publisher from where the Lead is coming from. This enables Dealers to configure their mix according to their dealership resources and goals – along with the actual performance of a particular source.

•
Territory – enables Dealers to apply different territories/zip codes to each of their models and Lead sources. Dealers can make territory decisions to protect their local market and expand their marketing reach by increasing their territory range. For example, a dealership may choose to increase the territory range for vehicles with higher closing ratios and are a greater distance from the dealership.

•
Make/Model – helps Dealers spend their budget more effectively by allowing them to increase the number of Vehicle Leads for hard to move models or, conversely, block or restrict Leads by model for those with limited availability.

We currently have approximately one-half of our new vehicle Dealers participating in our iControl by Autobytel ® product.
WebLeads+. Designed to work in connection with a Dealer's participation in our traditional Lead programs, WebLeads+ offers a Dealer multiple coupon options that display timely and relevant marketing messages to consumers visiting the Dealer's website.  When a Dealer uses WebLeads+, consumers visiting the Dealer's website are encouraged to take action in two ways.  First, while visiting the Dealer website, a consumer who clicks on certain targeted areas of the site, such as a "Used Car" or "Specials" tab, is presented with a customized special offer formatted for easy Lead submission. If a vehicle quote is requested, the Lead goes directly into the dealership management tool so a salesperson can promptly address the customer's questions.  Second, if the consumer leaves the Dealer's website but remains online, Autobytel's WebLeads+ product keeps the coupon active under the consumer's browser windows, providing the Dealer a repeat branding opportunity and giving the consumer an easy way to re-engage with the Dealer's website through submission of a Lead.  The additional Leads generated by the coupons are seamlessly integrated into our Extranet tool.

Email Manager and Lead Call. Email Manager provides, on behalf of the Dealers, timely and relevant follow up emails to consumers who have submitted Leads on scheduled intervals following a consumer's Lead submission.  After submission of a Lead, Lead Call provides a live phone call to the Dealer to ensure that the Dealer contacts the consumer in a timely manner.
Advertising Programs
Our Company Websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Company Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our comprehensive automotive segments such as mini-vans or SUVs.  We sell fixed placement advertising across our Company Websites and offer Manufacturers sponsorship opportunities to assist in their efforts both in terms of customer retention and conquest strategies. We also have a direct marketing platform that enables Manufacturers to selectively target in-market consumers during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during their purchase cycle.  Our Company Websites offer Manufacturers the opportunity to feature their makes and models within highly contextual content.  Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information.  We believe this transfer of consumers from our Company Websites to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value as a marketing partner.  Most of the Manufacturers advertising on our Company Websites have benefitted from above average performance with regard to our performance metrics such as click-through rates and actions taken once consumers reach the Manufacturer's site.  One hundred percent of the consumer page views generated from Manufacturer advertising on our Company Websites are transferred to Manufacturer sites.  Advertising revenues including direct marketing accounted for 5% and 6% of total revenues in 2012 and 2011, respectively.
Data Licensing
We have developed, internally or in partnership with others, data and market analytics products utilizing information from users of our Company Websites.  These products provide marketing insights to advertisers and agencies demanding better performance from their advertising dollars across online and offline sources. We license the use of our aggregated Lead data to third parties for the purposes of advertising targeting and optimization. We also license our audience (i.e., website cookie) data to various advertising targeters to add to their existing cookie pools that they offer to advertisers. We sell our data direct to advertisers and other users of our data without the use of third party advertising targeters.
Seasonality
Our quarterly revenue and operating results have fluctuated in the past and may fluctuate in the future due to consumer buying trends, changing economic conditions, vehicle Manufacturer incentive programs and actual or threatened severe weather events.  Historically, volume was highest in the spring (second quarter) and summer (third quarter) months, with lower volume in the fall (fourth quarter) and winter (first quarter) months. However, in recent years, it has shifted to where volume is now highest in summer (third quarter) and fall (fourth quarter) months, followed by winter (first quarter) and spring (second quarter).
Intellectual Property
Our intellectual property includes patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.  We have registered service marks with the United States Patent and Trademark Office, including Autobytel, Autobytel.com, MyGarage, Your Lifetime Automotive Advisor, iControl by Autobytel and the global highway logo. We have also been issued patents related to on-line aftermarket accessory shopping; a method and system for managing a Lead in data center systems; and a method and system for managing Leads and routing them to one or more destinations. We cannot assure that any of our patents will be enforceable by us in litigation. We have applied for additional service marks and patents, including a patent on our proprietary iControl by Autobytel ® technology and our proprietary Lead distribution engine. We cannot assure that any additional service marks will be registered or additional patents issued, or if registered or issued, that they will be enforceable by us in litigation.
In August 2001, we were issued U.S. Patent Numbers 6,282,517 (" '517 Patent") which is directed toward an innovative method and system for forming and submitting a Lead over the internet and other computer networks from consumers to suppliers of goods and services and the communication system used to bring consumers and suppliers closer together. The '517 Patent expires on January 14, 2019. We have previously sought to enforce our '517 Patent through litigation and negotiated licenses. On February 26, 2013, we transferred ownership of the '517 Patent and related patents to Lead Relay, LLC ("Lead Relay"), a special purpose entity formed by ThinkVillage Corporation, for the purpose of pursuing further monetization of the '517 and related patents.  We do not hold any ownership interest in Lead Relay.  In exchange for the transfer of these patents, we received a royalty interest equal to 50% of net revenues (revenues less legal fees and expenses and operating expenses of Referral) that may be obtained by Lead Relay from litigation judgments or settlements or other licensing of the patents by Lead Relay. We retained rights to license and enforce the patents in the automotive and related industries and markets.
Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K.

Competition
In the automotive-related Lead marketing services and advertising marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Lead referral programs continued to be impacted by changing industry conditions in 2012. We continue to compete with several companies that maintain business models similar to ours, some with greater resources, and competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Lead generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Leads for delivery direct to the Manufacturers' Dealers.
We continue to observe new and emerging business models, including pay per sale and consumer pay models, relating to the generation and delivery of Leads.  Although these emerging models have garnered attention from Dealers and consumers, it is still to be determined whether these new and emerging revenue models will take hold or comply with applicable regulatory or licensing requirements.
In the advertising marketplace, we compete with major internet portals, transaction based websites, automotive related companies and numerous lifestyle websites. We also compete with traditional marketing channels such as print, radio and television.

Customers
We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with AutoNation, General Motors and Urban Science Applications (acting on behalf of Audi, Infiniti, Mercedes-Benz, Mini, Nissan, Smart, Subaru, Toyota, Volkswagen and Volvo). During 2012, approximately 26% of our total revenues was derived from these three customers, and approximately 19% or $2.0 million of gross accounts receivable related to these three customers at December 31, 2012.  In 2012, Urban Science Applications accounted for 14% of total revenues and 10% of the total accounts receivable as of December 31, 2012.
Operations and Technology
We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance, reliable and comprehensive websites, enhance consumer and Dealer product and service offerings, maintain the highest levels of information privacy and ensure transactional security. Our Company Websites are hosted at secure third-party data center facilities. These data centers include redundant power infrastructure, redundant network connectivity, fire detection and suppression systems and security systems to prevent unauthorized access. Our network and computer systems are built on industry standard technology.
System enhancements are primarily intended to accommodate increased traffic across our Company Websites, improve the speed in which Leads are processed and introduce new and enhanced products and services. System enhancements entail the implementation of sophisticated new technology and system processes. We plan to continue to make investments in technology as we believe appropriate.
Government Regulation
We are subject to laws and regulations generally applicable to providers of advertising and commerce over the internet, including federal and state laws and regulations governing data security and privacy; unfair and deceptive acts and practices; advertising; contests, sweepstakes and promotions; and content regulation. For additional important information related to government regulation of our business, including governmental regulations relating to the marketing and sale of automobiles, see the information set forth in Part I, Item 1A"Risk Factors" of this Annual Report on Form 10-K.
Employees
As of February 25, 2013 we had 122 employees.  None of our employees are represented by labor unions.

Item 1A.     Risk Factors
In addition to the factors discussed in the "Liquidity and Capital Resources" section of Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, the following additional factors may materially and adversely affect our business, results of operations and financial condition. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations and financial condition.   See also the discussion of "Forward-Looking Statements" immediately preceding Part I of this Annual Report on Form 10-K.
Except for fiscal years 2003, 2004, 2011 and 2012, we have had a history of net annual losses. We may not be profitable in the future. If we are unable to sustain profitability in the future and we again experience losses, our business may not be financially viable.
Except for fiscal years 2003, 2004, 2011 and 2012 we have experienced net annual losses, and as of December 31, 2012 we had an accumulated deficit of $280 million. We may not be able to sustain profitability in the future, and our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered generally by companies in rapidly evolving markets such as the market for internet commerce and specifically by companies in the automotive marketing services industry. We believe that to sustain profitability, we must, among other things:
•	Increase revenues derived from our Leads and advertising services; and
•	Continue to manage our expenses in a disciplined manner.
Our ability to increase Vehicle Lead revenues is dependent on a mix of interrelated factors, including our ability to provide high quality Vehicle Leads to our customers.
We derive more than 90% of our revenues from Vehicle Lead fees paid by Dealers and Manufacturers participating in our Lead programs. Our ability to increase revenues from sales of Vehicle Leads is dependent on a mix of interrelated factors that include increasing Vehicle Lead revenues by attracting and retaining Dealers and Manufacturers, increasing the number of high quality Vehicle Leads we sell to individual Dealers and Manufacturers, and improving margins by increasing the number of Internally-Generated Leads that we sell to our customers. In 2012 we continued to focus our Dealer acquisition and retention strategies on dealerships where we could deliver a higher percentage of our Internally-Generated Leads. We are also focused on higher revenue Dealers, which purchase more of our Internally-Generated Leads and are more cost-effective to support. These changes in our sales strategy are intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. For 2012, we increased the number of our Dealers and ended the year with 8% more Dealers compared to the number of Dealers at year-end 2011. If Dealer attrition were to occur and our new sales focus does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues would decrease. We cannot provide any assurances that we will be able to prevent Dealer attrition or to offset the revenues lost due to Dealer attrition by other means, and our failure to do so could materially and adversely affect our business, results of operations and financial condition.

Our ability to provide increased number of high quality Leads to our customers is dependent on increasing the number of Internally-Generated Leads and acquiring high quality Leads from third parties.  Originating Internally-Generated Leads is dependent on our ability to increase consumer traffic to our websites by providing secure and easy to use websites with relevant and quality content for consumers and by increasing visibility of our brands to consumers. We compete for Dealer and Manufacturer customers and for acquisition of Non-Internally-Generated Leads with companies that maintain automotive Lead referral businesses that are very similar to ours. Several of these competitors are larger than us and may have greater financial resources than we have.  If we lose customers or quality Lead supply volume to our competitors, or if our pricing or cost to acquire Leads is impacted, our business, results of operations and financial condition will be materially and adversely impacted.
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
Our ability to maintain and add to our relationships with advertisers and thereby increase advertising revenues is dependent on our ability to attract consumers and acquire traffic to our Company Websites and monetize that traffic at profitable margins with advertisers. Our consumer facing websites compete with offerings from the major internet portals, transaction based sites, automotive-related verticals (websites with content that is primarily automotive in nature) and numerous lifestyle websites. Our advertising business is characterized by minimal barriers to entry, and new competitors may be able to launch competitive services at relatively low costs. If our websites do not provide a compelling, differentiated user experience, we may lose visitors to competing sites, and if our website traffic declines, we may lose relevance to our major advertisers who may reduce or eliminate their advertising buys from us.

We are affected by general economic and market conditions, and, in particular, conditions in the automotive industry.
Our business, results of operations and financial condition are affected by general economic and market factors, conditions in the automotive industry, and the market for automotive marketing services, including, but not limited to, the following:
•	The adverse effect of high unemployment on the number of vehicle purchasers;
•	Availability of, and interest rates for, financing for vehicle purchases;
•	Pricing and purchase incentives for vehicles;
•	Disruption in the available inventory of automobiles;
•	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;
•	The impact of gasoline prices on demand for vehicles;
•	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;
•	Volatility in spending by Manufacturers and others in their marketing budgets and allocations; and
•	The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and margins.

Concentration of credit risk and risks due to significant customers could materially and adversely affect our business, results of operations and financial condition.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with AutoNation, General Motors and Urban Science Applications (acting on behalf of Audi, Infiniti, Mercedes-Benz, Mini, Nissan, Smart, Subaru, Toyota, Volkswagen and Volvo). During 2012 approximately 26% of the Company's total revenues were derived from these customers, and approximately 19% or $2.0 million of gross accounts receivable are receivable from them at December 31, 2012. No collateral is required to support our accounts receivables and we maintain an allowance for bad debts for potential credit losses.  If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required and the adverse impact on the our business, results of operations or financial condition could be material.
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
We operate in a regulatory climate in which there is uncertainty as to the application of various laws and regulations to our business.  Although we do not believe that existing laws or regulations materially and adversely impact us, our business could be significantly affected by different interpretations or applications of existing laws or regulations, future laws or regulations, or actions or rulings by judicial or regulatory authorities.  Our operations may be subjected to adoption, expansion or interpretation of various laws and regulations, and compliance with these laws and regulations may require us to obtain licenses at an undeterminable and possibly significant initial and annual expense. These additional expenditures may increase future overhead, thereby potentially reducing our future results of operations. There can be no assurances that future laws or regulations or interpretations or expansions of existing laws or regulations will not impose requirements on internet commerce that could substantially impair the growth of e-commerce and adversely affect our business, results of operations and financial condition. The adoption of additional laws or regulations may decrease the popularity or impede the expansion of e-commerce and internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability.
We may be considered to "operate" or "do business" in states where our customers conduct their business, resulting in regulatory action. In the event any state's regulatory requirements impose state specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that may undermine the program's attractiveness to consumers or Dealers. In the alternative, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in that state. In each case, our business, results of operations and financial condition could be materially and adversely affected.  We have identified below areas of government regulation, which if changed or interpreted to apply to our business, we believe could be costly for us.
Automotive Dealer/ Broker and Vehicle Advertising Laws. All states comprehensively regulate vehicle sales and lease transactions, including strict licensure requirements for Dealers (and, in some states, brokers) and vehicle advertising. Most of these laws and regulations, we believe, specifically address only traditional vehicle purchase and lease transactions, not internet-based Lead referral programs such as our programs. We do not believe that our marketing services programs qualify as automobile brokerage activity in most states and, therefore, we do not believe that state motor vehicle Dealer or broker licensing requirements apply to us in most states. If we determine that the licensing or other regulatory requirements in a given state are applicable to us or to a particular marketing services program, we may elect to obtain required licenses and comply with applicable regulatory requirements.  However, if licensing or other regulatory requirements are overly burdensome, we may elect to terminate operations or particular marketing services programs in that state or elect to not operate or introduce particular marketing services programs in that state. In some states we have modified our marketing programs or pricing models to reduce uncertainty regarding our compliance with local laws. As we introduce new services, we may need to incur additional costs associated with additional licensing regulations and regulatory requirements.  If any state's licensing or other regulatory requirements relating to motor vehicle Dealers or brokers are deemed applicable to us or to any particular marketing services program and we do not comply with those regulatory requirements, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs or pricing models in those states in a manner that undermines the attractiveness of the program to consumers or Dealers.
 Financial Broker and Consumer Credit Laws. We provide a connection through our websites that allows consumers to obtain finance information and submit Leads for vehicle financing to third party lenders. We also acquire finance-related Leads from third parties. We receive marketing fees from financial institutions and Dealers in connection with this marketing activity. We do not demand nor do we receive any fees from consumers for this service. In the event states require us to be licensed as a financial broker, we may be unable to comply with a state's laws or regulations, or we could be required to incur significant fees and expenses to obtain any financial broker required license and comply with regulatory requirements. In the event states require us to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations required by changes in current operations or the introduction of new services, we could be subject to fines or other penalties or be compelled to discontinue operations in those states.  In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a new consumer financial protection bureau with broad regulatory powers, which could lead to regulation of our Finance Lead business directly or indirectly through regulation of automotive finance companies and other financial institutions.

Insurance Broker Laws. We provide links on our websites and referrals from call centers enabling consumers to be referred to third parties to receive quotes for insurance and extended warranty coverage from such third parties. All online applications for quotes are completed on the respective insurance carriers' or other third party websites, and all applications for quotes obtained through call center referrals are conducted by the insurance carrier or other third party. We receive marketing fees from participants in connection with this marketing activity. We do not receive any premiums from consumers nor do we charge consumers fees for our services. We do not believe that these activities require us to be licensed under state insurance laws. However, if any state insurance licensing laws were determined to be applicable to us, and if we are required to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states.
Changes in the taxation of internet commerce may result in increased costs.
Because our business is dependent on the internet, the adoption of new local, state or federal tax laws or regulations or new interpretations of existing laws or regulations by governmental authorities may subject us to additional local, state or federal sales, use or income taxes and could decrease the growth of internet usage or marketing or the acceptance of internet commerce which could, in turn, decrease the demand for our services and increase our costs.  As a result, our business, results of operations and financial condition could be materially and adversely affected. Tax authorities in a number of states are currently reviewing and re-evaluating the tax treatment of companies engaged in internet commerce, including the application of sales taxes to internet marketing businesses similar to ours. We accrue for tax contingencies based upon our estimate of the taxes ultimately expected to be paid, which we update over time as more information becomes available, new legislation or rules are adopted or taxing authorities interpret their existing statutes and rules to apply to internet commerce, including internet marketing businesses similar to ours.  The amounts ultimately paid in resolution of reviews or audits by taxing authorities could be materially different from the amounts we have accrued and result in additional tax expense, and our business, results of operations and financial condition could be materially and adversely affected.  We were audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011, and we are awaiting the results of the state's audit.
Data Security and Privacy Risks
Our business is subject to various laws, rules and regulations relating to data security and privacy. New data security and privacy laws, rules and regulations may be adopted regarding the internet or other online services that could limit our business flexibility or cause us to incur higher compliance costs.  In each case, our business, results of operations and financial condition could be materially and adversely affected.  We have identified below some of these risks that we believe could be costly for us.
Anti-spam laws, rules and regulations. Various state and federal laws, rules and regulations regulate email communications and internet advertising and restrict or prohibit unsolicited email (commonly known as "spam"). These laws, rules or regulations may adversely affect our ability to market our services to consumers in a cost-effective manner. The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM") imposes complex and often burdensome requirements in connection with sending commercial emails. In addition, state laws regulating the sending of commercial emails, including California's law regulating the sending of commercial emails, to the extent found to not be preempted by CAN-SPAM, may impose requirements or conditions more restrictive than CAN-SPAM. Violation of these laws, rules or regulations may result in monetary fines or penalties or damage to our reputation.
Data privacy laws, rules and regulations. Various laws, rules and regulations govern the collection, use, retention, sharing and security of data that we receive from our users, advertisers and affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others. Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertisers, or Lead referral and advertising affiliates. We cannot predict whether new legislation or regulations concerning data privacy and retention issues related to our business will be adopted, or if adopted, whether they could impose requirements that may result in a decrease in our user registrations and materially and adversely affect our revenues, results of operations and financial condition.  Proposals that have or that are currently being considered include restrictions relating to the collection and use of data and information obtained through the tracking of internet use, including the possible implementation of a "Do Not Track" list, that would allow internet users to opt-out of such tracking.

Security risks associated with online Leads collection and referral, advertising and e-commerce risks associated with other online fraud and scams.  A significant issue for online businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant barriers to growth in consumer use of the internet, online advertising, and e-commerce. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and fraudulent on-line transactions and scams, should they continue to increase in prevalence, could also materially and adversely affect the customer experience and therefore our business, operating results and financial condition.
We are insured for some, but not all, of the foregoing risks.  Even for those risks for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all costs, liabilities or losses we might incur or experience.

Technology Risks
Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. If we are required to invest substantial amounts in technology, our results of operations will be adversely impacted.  The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, including mobile internet applications, and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites, mobile applications, and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our business results of operations and financial condition could suffer.
 Interruptions or failures in our information technology platforms, communication systems, or security systems could materially and adversely affect our business, results of operations or financial condition.  Our information technology and communications systems are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyber attacks, terrorist attacks, failure of redundant systems and disaster recovery plans and similar events. Such outages and interruptions could damage our reputation and harm our operating results.  Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning and services are not adequate to meet our continued technology platform, communication or security systems' needs.  We rely on third party providers for our primary and secondary internet connections. Our co-location service which provides environmental and power support for our technology platforms, communication systems, and security systems is received from a third party provider. We have little or no control over these third party providers. Any disruption of the services they provide us or any failure of these third party providers to effectively plan for increases in capacity could, in turn, cause delays or disruptions in our services. We are insured for some, but not all, of these events.  Even for those events for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all losses we might incur or experience.

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

Securities Market Risks
The public market for our common stock may be volatile, especially since market prices for internet-related and technology stocks have often been unrelated to operating performance; our common stock could be delisted from The Nasdaq Capital Market if we are not able to satisfy continued listing requirements, in which case the price of our common stock  and our ability to raise additional capital and issue equity-based compensation may be adversely affected, and the ability to buy and sell our stock may be less orderly and efficient.  Our common stock is currently listed on The Nasdaq Capital Market under the symbol "ABTL," but we cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. The stock market in general periodically experiences significant price fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as:
•	Actual or anticipated variations in our quarterly operating results;
•
Historical and anticipated operating metrics such as the number of participating Dealers, volume of Lead deliveries to Dealers, the number of visitors to Company Websites and the frequency with which they interact with Company Websites;

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

Risks Associated with Litigation
Misappropriation or infringement of our intellectual property and proprietary rights, enforcement actions to protect our intellectual property and claims from third parties relating to intellectual property could materially and adversely affect our business, results of operations and financial condition. Litigation regarding intellectual property rights is common in the internet and technology industries. We expect that internet technologies and software products and services may be increasingly subject to third party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps.  Our ability to compete depends upon our proprietary systems and technology.  While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable website maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. We have no assurance that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available when our products and services are made available online. In addition, if litigation becomes necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity, this litigation, even if successful, could result in substantial costs and diversion of resources and management attention.  We also have no assurances that our products and services do not infringe on the intellectual property rights of third parties. Claims of infringement, even if unsuccessful, could result in substantial costs and diversion of resources and management attention. If we are not successful, we may be subject to preliminary and permanent injunctive relief and monetary damages which may be trebled in the case willful infringements.
We could be adversely affected by actions of third parties that could subject us to litigation that could significantly and adversely affect our business, results of operations and financial condition.  We could face liability for information retrieved or obtained from or transmitted over the internet by third parties and liability for products sold over the internet by third parties. We could be exposed to liability with respect to third party information that may be accessible through our websites, links or vehicle review services. These claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. These claims might assert, among other things that, by directly or indirectly providing links to websites operated by third parties we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through those websites. It is also possible that, if any third party content provided on our websites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.
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
Provisions of our amended and restated certificate of incorporation and bylaws relating to our corporate governance and provisions in our tax benefit preservation plan ("Tax Benefit Preservation Plan") could make it difficult for a third party to acquire us, and could discourage a third party from attempting to acquire control of us. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.
Our amended and restated certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. Our amended and restated certificate of incorporation also provides that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the board of directors are up for election at each annual meeting. In addition, provisions in our amended and restated certificate of incorporation and bylaws impose various procedural and other requirements which could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change of control of us.
Under our Tax Benefit Preservation Plan, rights to purchase capital stock of the Company ("Rights") have been distributed as a dividend at the rate of five Rights for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $8.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.90% or more of the Company's outstanding common stock or future acquisitions by any existing holders of 4.90% or more of the Company's outstanding common stock. If a person or group acquires 4.90% or more of our common stock, all Rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a Right that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the Right.  The Tax Benefit Preservation Plan authorizes our Board of Directors to exercise discretionary authority to deem a person acquiring common stock in excess of 4.90% not to be an "Acquiring Person" under the Tax Benefit Preservation Plan, and thereby not trigger the Rights, if the Board finds that the beneficial ownership of the shares by the person acquiring the shares will not be likely to directly or indirectly limit the availability to the Company of the net operating loss carryovers and other tax attributes that the plan is intended to preserve or  is otherwise in the best interests of the Company.

We are also subject to Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, together with affiliates and associates, owns or did own 15% or more of the corporation's voting stock. Section 203 could discourage a third party from attempting to acquire control of us.

If our internal controls and procedures fail, our financial condition, results of operations and cash flow could be materially and adversely affected.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Management determined that we had no material weaknesses in our internal control over financial reporting as of December 31, 2012. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have one or more material weaknesses in the future resulting from failure of our internal controls and procedures.
Our ability to report our financial results on a timely and accurate basis could be adversely affected by a failure in our internal control over financial reporting. If our financial statements are not fairly presented, investors may not have an accurate understanding of our operating results and financial condition. If our financial statements are not timely filed with the SEC, we could be delisted from The NASDAQ Capital Market. If either or both of these events occur, it could have a material adverse affect on our ability to operate our business and the market price of our common stock. In addition, a failure in our internal control over financial reporting could materially and adversely affect our financial condition, results of operations and cash flow.

Item 1B.	Unresolved Staff Comments
Not applicable.
Item 2.	Properties
 Our headquarters are located in an office building in Irvine, California. Our headquarters consist of approximately 26,000 square feet of leased space. The headquarters lease expires on July 31, 2014, with an option to extend the lease for an additional three-year term, with rights to terminate the lease for the remainder of the extended three-year term as of July 31, 2015 or as of July 31, 2016.  Our Finance Leads operations are located in an office building in Troy, Michigan and occupy approximately 5,449 square feet. This lease expires on July 31, 2014, with options to extend the lease for two additional one-year terms. We also have offices located in Tampa, Florida, which consist of approximately 2,843 square feet. This lease expires on May 31, 2015, with an option to extend the lease for an additional one-year term. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.
Item 3.	Legal Proceedings
See Note 4 of the "Notes to Consolidated Financial Statements" in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4.	Mine Safety Disclosures
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001 per share, is listed on The Nasdaq Capital Market and trades under the symbol "ABTL." The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock  All per share amounts have been adjusted for all periods presented to reflect the Reverse Stock Split effective as of July 11, 2012:

Year	High	Low
2011
First Quarter	$7.35	$4.30
Second Quarter	$7.30	$4.90
Third Quarter	$5.90	$4.10
Fourth Quarter	$4.60	$3.50
2012
First Quarter	$5.25	$3.70
Second Quarter	$4.85	$3.55
Third Quarter	$4.00	$3.43
Fourth Quarter	$4.29	$3.73
As of February 25, 2013, there were 79 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future. As of February 25, 2013, our common stock closing price was $4.22 per share.

Item 6.                          Selected Financial Data
Not applicable.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition in conjunction with the "Risk Factors" included in Part I, Item 1A and our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.  See also the discussion of "Forward-Looking Statements" immediately preceding Part I of this Annual Report on Form 10-K.
Overview
For the year ended December 31, 2012, our business, results of operations and financial condition were affected and may continue to be affected in the future, by general economic and market factors, including, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:
•	The adverse effect of high unemployment on the number of vehicle purchasers;
•	Availability of, and interest rates for, financing for vehicle purchases;
•	Pricing and purchase incentives for vehicles;
•	Disruption in the available inventory of automobiles;
•	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;
•	The impact of gasoline prices on demand for vehicles;
•	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;
•	Volatility in spending by Manufacturers and others in their marketing budgets and allocations; and
•	The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and margins.

Results of Operations
The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2012	2011
Revenues:
Lead fees	94.5%	93.6%
Advertising	5.3	6.0
Other	0.2	0.4

Total revenues:	100.0	100.0

Cost of revenues	60.7	59.3

Gross margin	39.3	40.7

Operating expenses:
Sales and marketing	12.8	14.0
Technology support	10.2	11.0
General and administrative	11.7	12.5
Depreciation and amortization	2.6	2.8
Litigation settlements	(0.4)	(0.7)

Total operating expenses	36.9	39.6

Operating income	2.4	1.1
Interest and other income	0.2	0.1
Income tax provision	0.5	0.5

Net income	2.1%	0.7%

Revenues by groups of similar services and gross profits are as follows:

	Years Ended December 31,		2012 vs. 2011 Change
	2012	2011	$	%
	(dollar amounts in thousands)
Revenues:
Lead fees	$63,109	$59,735	$3,374	6%
Advertising	3,524	3,850	(326)	(8)
Other revenues	169	227	(58)	(26)

Total revenues	66,802	63,812	2,990	5
Cost of revenues (excludes depreciation of $118 in 2012 and $221 in 2011)	40,530	37,829	2,701	7

Gross profit	$26,272	$25,983	$289	1%
Lead fees. Lead revenues increased $3.4 million or 6% in 2012 compared to 2011.  The increase in Lead revenues was primarily due to a 7% increase in automotive Lead volume offset by a decrease in Finance Lead volume.  The increase over 2011 is also due to the general improvement in the automotive industry.
Advertising.  The $326,000 or 8% decrease in advertising revenues in 2012 compared to 2011 was primarily due to recognition of $0.3 million of deferred advertising revenues in 2011 related to advertising campaigns that were closed out with one of the Company's advertisers as well as the reduction in data licensing revenue.
Other revenues.  Other revenues decreased $58,000 or 26% in 2012 compared to 2011.  The decrease in other revenues was primarily related to a decrease in Dealer SEM service revenues, which is a legacy product of the Cyber acquisition that is currently not being actively marketed.

Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs, and other cost of revenues. Lead and traffic acquisition costs consist of payments made to our Lead providers, including internet portals and online automotive information providers. Other cost of revenues consists of search engine marketing ("SEM") and fees paid to third parties for data and content, including search engine optimization ("SEO") activity, included on our properties, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company Websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.
The $2.7 million or 7% increase in the cost of revenues in 2012 compared to 2011 was primarily due to the 7% increase in automotive Lead volume.

Operating expenses were as follows:

	Years Ended December 31,		2012 vs. 2011 Change
	2012	2011	$	%
	(dollar amounts in thousands)
Operating expenses:
Sales and marketing	$8,536	$8,906	$(370)	(4%)
Technology support	6,848	7,045	(197)	(3)
General and administrative	7,852	7,987	(135)	(2)
Depreciation and amortization
Depreciation and amortization	644	698	(54)	(8)
Amortization related to acquired intangible assets	1,073	1,073	—	—
Total depreciation and amortization	1,717	1,771	(54)	(3)

Litigation settlements	(273)	(451)	178	(39)
Total operating expenses	$24,680	$25,258	$(578)	(2%)
Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support, and bad debt expense.  Sales and marketing expense for the year ended December 31, 2012 decreased by $370,000 or 4% compared to the prior year, due principally to decreased personnel costs offset by a $0.3 million increase in brand marketing. Sales and marketing expense also included $0 and $42,000 in severance related costs during 2012 and 2011, respectively.
Technology Support.  Technology support includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure.
Technology support expense for the year ended December 31, 2012 decreased by $197,000 or 3% compared to the prior year, primarily due to lower expensed computer software & maintenance costs and data, content & licensing charges.
General and Administrative. General and administrative expense for the year ended December 31, 2012 decreased by $135,000 compared to the prior year. The decrease was primarily due to timing with regard to the contingent earnout accrual related to the Cyber acquisition offset by an increase in headcount related costs and taxes and other costs associated with the Reverse Stock Split.
Depreciation and amortization.  Depreciation and amortization expense for the year ended December 31, 2012 decreased by $54,000 primarily due to a decrease in depreciation and amortization related to certain capitalized software becoming fully amortized in 2011.
Litigation Settlements. Litigation settlements for the year ended December 31, 2012 were $0.3 million compared to $0.5 million in the prior year.  The $0.5 million in the year ended December 31, 2011 was primarily from the settlement of an arbitration claim seeking indemnification from a third party supplier relating to the third party's method of soliciting Leads.  The arbitration settlement represented the recovery of legal fees and other related expenses previously expensed under General and Administrative operating expenses.

Interest and Other Income. Interest and other income increased by $99,000 or 248% to $139,000 for the year ended December 31, 2012, compared to $40,000 for the prior year. Interest and other income increased for 2012 primarily due to the $132,000 gain in investment realized from the Driverside investment.

Segment Information
We conduct our business within one business segment, which is defined as providing automotive marketing services.  Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.  We do not have revenues or assets generated in foreign jurisdictions.
Liquidity and Capital Resources
The table below sets forth a summary of our cash flow for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$5,806	$2,204
Net cash (used in) provided by investing activities	(46)	164
Net cash (used in) provided by financing activities	(1,673)	22
Our principal sources of liquidity are our cash and cash equivalents and accounts receivable balances. Our cash and cash equivalents totaled $15.3 million as of December 31, 2012 compared to cash and cash equivalents of $11.2 million as of December 31, 2011.

On February 13, 2012, we announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized us to repurchase an additional $2.0 million of Company common stock on June 7, 2012.  Under these repurchase programs, we may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require us to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time.  We will fund repurchases through the use of available cash. We began repurchasing Company common stock on March 7, 2012.   During the year ended December 31, 2012, 379,811 shares were repurchased for an aggregate price of $1.5 million.  The average price paid for all shares repurchased during the year was $3.83.  No shares were repurchased during the quarter ended December 31, 2012.  The shares repurchased during the year were cancelled by the Company and returned to authorized and unissued shares.

We entered into an $8.0 million revolving credit facility ("Facility") in February 2013 with Union Bank, N.A.  The Facility may be used as a source to finance capital expenditures, acquisitions, stockholder buybacks, and other general corporate purposes.  Borrowings under the Facility will bear interest at either the bank's Reference Rate (prime rate) minus 0.50% or the London Interbank Offering Rate (LIBOR) plus 1.50%, at the option of the Company.  We will also pay a commitment fee on the unused facility of 0.10% payable quarterly in arrears.  The Facility has not been drawn against as of February 28, 2013.  The Facility contains certain customary representations and warranties, affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain a minimum consolidated net liquidity, profitability, EBITDA and tangible net worth, with which the Company was in compliance with as of February 28, 2013.  Borrowings under the Facility are secured by a first priority security interest on our accounts receivable and proceeds thereof.  The Facility matures in February 2015.
We believe our current cash and cash equivalent balances together with anticipated cash flows from operations and the Facility will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in 2012 of $5.8 million resulted primarily from net income of $1.4 million, as adjusted for non-cash charges to earnings, in addition to an increase in working capital, which was the result of a year-over-year increase in our accounts receivable balance of $0.5 million offset by an increase in our accounts payable balance of $0.8 million.
Net cash provided by operating activities in 2011 of $2.2 million resulted primarily from net income of $0.4 million, as adjusted for non-cash charges to earnings, offset by a decrease in working capital, which was the result of a year-over-year decrease in our accounts receivable balance of $2.0 million and accounts payable balance of $0.6 million.

Net Cash (Used in) Provided by Investing Activities.  Net cash used in investing activities of $46,000 in 2012 consisted of proceeds received from a long-term strategic investment as well as redemption of a $0.4 million certificate of deposit to secure the processing of certain SEM activity offset by $0.8 million of purchases of property and equipment.

Net cash provided by investing activities of $0.2 million in 2011 consisted of proceeds received from a long-term strategic investment of $0.8 million offset by $0.6 million of purchases of property and equipment.
Net Cash (Used in) Provided by Financing Activities.  10,982 stock options were exercised during 2012 resulting in $27,000 of cash inflow.  We also made payments in 2012 of $0.2 million related to contingent consideration of the Cyber acquisition.  We also used $1.5 million to repurchase 379,811 shares of our common stock.
86,644 stock options were exercised during 2011 resulting in $0.4 million of cash inflow.  We also made payments in 2011 of $0.3 million related to contingent consideration for the Cyber acquisition.  Our future cash flows from employee stock options, if any, will depend on the future timing, value, and amount of stock option exercises.
Contractual Obligations
The following table provides aggregated information about our outstanding contractual obligations as of
 December 31, 2012:

	Years Ending December 31,
	(in thousands)
	2013	2014	2015	2016	2017 and thereafter	Total
Operating leases (a)	$656	$404	$21	$—	$—	$1,081
Long-term debt obligations (b)	—	—	5,000	—	—	5,000

Total	$656	$404	$5,021	$—	—	$6,081
(a)	Operating lease obligations as defined by FASB Topic, "Accounting for Leases," and disclosed in Note 4 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(b)	Long-term debt obligations as defined by FASB Topic, "Debt," and disclosed in Note 3 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies, among others, require significant judgment in determining estimates and assumptions used in the preparation of our consolidated financial statements.  Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of these and other accounting policies, see Note 2 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Revenue Recognition. Leads consist of vehicle buying Leads for new and used vehicles and finance request fees.  Fees paid by Dealers and Manufacturers participating in our Lead programs are comprised of monthly transaction and/or subscription fees.  Advertising revenues represent fees for display advertising on our websites.
We recognize revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Leads are generally recognized as revenues in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on our websites. Fees billed prior to providing services are deferred, as they do not satisfy all U.S. GAAP revenue recognition criteria. Deferred revenues are recognized as revenue over the periods services are provided.

Investments.  In August 2010 we acquired less than a 5% equity interest in Driverside, Inc. ("Driverside"), a non-publicly traded company, for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  We received 1,352,082 shares of Series C Preferred Stock in Driverside for our investment.  We made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because we do not have significant influence over Driverside.  In 2011, Driverside merged with another entity, and we received a cash payment of $823,000, representing our pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the consolidated balance sheet. In 2012, we received $326,000, which represented our pro rata share of contingent payments upon achievement of milestones by Driverside.  We are also entitled to receive our pro rata share of amounts, if any, released from an escrow account established to satisfy post-closing indemnification claims that ranges from $0 - $106,000.  Of the $326,000 received in 2012, $194,000 was recorded as a complete reduction to our investment in Driverside and $132,000 was recorded as other income, which represented a 13.0% return on our investment.
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
The allowance for customer credits is our estimate of adjustments for services that do not meet our customers' requirements. Additions to the estimated allowance for customer credits are recorded as a reduction in revenues and are based on historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; (iii) other factors known at the time; and (iv) future expectations. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits and have no impact on revenues.
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
Contingencies. From time to time we may be subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. We record a loss contingency when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The amount of allowances required, if any, for these contingencies is determined after analysis of each individual case. The amount of allowances may change in the future if there are new material developments in each matter. We accrued $175,000 in the year ended December 31, 2011 as the estimated liability related to a New York State Department of Taxation and Finance sales tax audit. As of December 31, 2012 we are still awaiting the results of the state's audit.  Gain contingencies are not recorded until all elements necessary to realize the revenue are present. Any legal fees incurred in connection with a contingency are expensed as incurred.
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
Level 3 – Inputs include management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instrument's valuation.
The total consideration paid as part of the acquisition of Cyber on September 17, 2010 ("Acquisition Date") included contingent consideration of up to $1.0 million.  On the Acquisition Date, a liability was recognized for an estimate of the Acquisition Date fair value of the contingent consideration based on the probability of achieving the targets and the probability weighted discount on cash flows.  The fair value of the contingent consideration arrangement as of the Acquisition Date was $526,000.  We recorded an additional $155,000 of fair value since the third quarter of 2010 to account for changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Cyber, which was included in the Statement of Income.  The fair value of the contingent consideration was estimated using a Monte Carlo Simulation.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  The key assumptions in applying the Monte Carlo Simulation consisted of minimum, maximum and modal values for the expected quarterly incremental Lead volume, close rate index and gross margin growth rate as well as a triangular distribution assumption.  Future changes in fair value of the contingent consideration, as a result of changes in significant inputs, could have a material effect on the statement of income in the period of the change.
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
Capitalized Internal Use Software and Website Development Costs.  We capitalize costs to develop internal use software in accordance with the Internal-Use Software and the Website Development Costs Topics, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years. Capitalized website development costs, once placed in service are amortized using the straight-line method over the estimated useful lives of the related websites.
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
As of December 31, 2012, we had $0.6 million of unrecognized tax benefits. These unrecognized tax benefits reduced our deferred tax assets which were subject to a valuation allowance of $0.6 million. There were no material changes to our uncertain tax positions during the current period. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2012, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense was recognized in 2012.
Deferred tax liabilities related to an asset with an indefinite useful life (goodwill and indefinite-lived intangible assets) in jurisdictions where there is a finite loss carryforward period will ordinarily not serve as a source of income for the realization of deferred tax assets because the deferred tax liability will not reverse until some indefinite future period when the asset is sold or written down due to impairment.  During 2010, we recorded $11.7 million of goodwill related to the acquisition of Cyber.  For tax purposes, we are amortizing tax basis goodwill of $10.3 million over 15 years.  The tax amortization resulted in a deferred tax liability of $620,000 at December 31, 2012.
Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. We evaluate the carrying value of enterprise goodwill for impairment. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the enterprise's carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and we then complete the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. We evaluate enterprise goodwill, at a minimum, on an annual basis, in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.  During 2010 we recognized $11.7 million in goodwill related to the acquisition of Cyber and as of December 31, 2012, there were no changes in the recognized amount of goodwill.
Impairment of Long-Lived Assets and Other Intangible Assets. We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. During 2010 we recorded $4.5 million of intangible assets related to the Cyber acquisition. At December 31, 2011, we had approximately $2.9 million of remaining long-lived assets that could be subject to future impairment.  We did not record any impairment in 2011 but recorded a $68,000 impairment charge in 2012 related to a long-lived asset.

Recent Accounting Pronouncements
Intangibles – Goodwill and Other

Accounting Standards Codification 350 "Intangibles – Goodwill and Other."  In July 2012, Accounting Standards Update ("ASU") No. 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" was issued.  The objective of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount.  If the fair value of the intangible asset is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under this ASU, an entity is not required to calculate the fair value of the intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company did not adopt this ASU since adoption was optional, but the Company may adopt the ASU in the future.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
At December 31, 2012 we had $15.3 million in cash and cash equivalents.
Item 8.	Financial Statements and Supplementary Data
Our Consolidated Balance Sheets as of December 31, 2012 and 2011 and our Consolidated Statements of Income and Comprehensive Income, Stockholders' Equity and Cash Flows for each of the years in the two-year period ended December 31, 2012, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed by us in the reports that are filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported in the time periods specified in the SEC's rules and forms, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2012. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company's chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In making this assessment, management used the criteria set forth in the framework issued by the COSO entitled Internal Control—Integrated Framework. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 of the Exchange Act that have occurred during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
See the description of our patent Assignment Agreement with Lead Relay in the section entitled "Intellectual Property" in Part I, Item 1 of this Annual Report on Form 10-K, which description is incorporated herein by reference.

See the description of our $8.0 million revolving credit facility with Union Bank, N.A. in the section entitled "Liquidity and Capital Resources in Part II, Item 7 of this Annual Report on Form 10-K, which description is incorporated herein by reference.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2012 ("2013 Proxy Statement").
Item 10	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 is incorporated by reference to the following sections of the 2013 Proxy Statement: "Proposal 1-Nomination and Election of Directors;" "Board of Directors;" "Executive Officers;" "Section 16(a) Beneficial Ownership Reporting Compliance;" and the following paragraphs under the section "Corporate Governance Matters" "--Committees of the Board of Directors—Audit Committee," and "--Code of Conduct and Ethics."
Item 11	Executive Compensation
The information called for in this Item 11 is incorporated by reference to the following sections of the 2013 Proxy Statement: "Executive Compensation," "Corporate Governance Matters--Compensation Committee Interlocks and Insider Participation," and "Executive Compensation--Compensation Committee Report."
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for in this Item 12 is incorporated by reference to the following sections of the 2013 Proxy Statement: "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation-- Equity Compensation Plans."
Item 13	Certain Relationships and Related Transactions, and Director Independence
The information called for in this Item 13 is incorporated by reference to the following sections of the 2013 Proxy Statement: "Corporate Governance Matters--Certain Relationships and Related Party Transactions" and "--Director Independence."
Item 14	Principal Accountant Fees and Services
The information called for in this Item 14 is incorporated by reference to the following sections of the 2013 Proxy Statement: "Independent Registered Public Accounting Firm and Audit Committee Report--Principal Accountant Fees and Services," "--Audit Related Fees," "--Tax Fees," "--All Other Fees," and "--Pre-Approval Policy for Services."

PART IV
Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-23
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3)	Exhibits:
The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2013.

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

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	February 28, 2013

/s/ JEFFREY H. COATS Jeffrey H. Coats	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ CURTIS E. DEWALT Curtis E. DeWalt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ WESLEY OZIMA Wesley Ozima	Vice President and Controller (Principal Accounting Officer)	February 28, 2013

/s/ MICHAEL A. CARPENTER Michael A. Carpenter	Director	February 28, 2013

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	February 28, 2013

/s/ JEFFREY M. STIBEL Jeffrey M. Stibel	Director	February 28, 2013

/s/ JANET M. THOMPSON Janet M. Thompson	Director	February 28, 2013

AUTOBYTEL INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Autobytel Inc.

We have audited the accompanying consolidated balance sheet of Autobytel Inc. (the "Company") as of December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a) for the year ended December 31, 2012. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autobytel Inc. as of December 31, 2012 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    /s/ MOSS ADAMS LLP
Los Angeles, CA
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Autobytel Inc.

We have audited the accompanying consolidated balance sheet of Autobytel Inc. as of December 31, 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2011. Our audit also included the financial statement schedule for the year ended December 31, 2011 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autobytel Inc. at December 31, 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    /s/Ernst & Young LLP
Orange County, California
March 1, 2012

AUTOBYTEL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share and share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$15,296	$11,209
Restricted cash	—	400
Accounts receivable, net of allowances for bad debts and customer credits of $426 and $540 at December 31, 2012 and 2011, respectively	10,081	10,144
Prepaid expenses and other current assets	504	571

Total current assets	25,881	22,324
Property and equipment, net	1,593	1,629
Long-term strategic investment	—	194
Intangible assets, net	1,539	2,893
Goodwill	11,677	11,677
Other assets	77	77

Total assets	$40,767	$38,794

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,837	$3,081
Accrued expenses and other current liabilities	5,377	4,994
Deferred revenues	168	216

Total current liabilities	9,382	8,291
Convertible note payable	5,000	5,000
Other non-current liabilities	620	607

Total liabilities	15,002	13,898
Commitments and contingencies (Note 4)	—	—
Stockholders' equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 8,855,400 and 9,224,345 shares issued and outstanding at December 31, 2012 and 2011, respectively	9	46
Additional paid-in capital	306,252	306,733
Accumulated deficit	(280,496)	(281,883)

Total stockholders' equity	25,765	24,896

Total liabilities and stockholders' equity	$40,767	$38,794

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per-share data)

	Years Ended December 31,
	2012	2011
Revenues:
Lead fees	$63,109	$59,735
Advertising	3,524	3,850
Other revenues	169	227

Total revenues	66,802	63,812
Cost of revenues (excludes depreciation of $118 in 2012 and $221 in 2011)	40,530	37,829

Gross profit	26,272	25,983
Operating expenses:
Sales and marketing	8,536	8,906
Technology support	6,848	7,045
General and administrative	7,852	7,987
Depreciation and amortization	1,717	1,771
Litigation settlements	(273)	(451)

Total operating expenses	24,680	25,258

Operating income	1,592	725

Interest and other income, net	139	40
Income tax provision	344	349

Net income and comprehensive income	$1,387	$416

Basic earnings per common share	$0.15	$0.05

Diluted earnings per common share	$0.15	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2010	9,137,812	$46	$305,356	$(282,299)	$23,103
Shares forfeited pursuant to stock awards	(111)	—	—	—	—
Share-based compensation	—	—	1,032	—	1,032
Issuance of common stock upon exercise of stock options	86,644	—	345	—	345
Net income	—	—	—	416	416

Balance, December 31, 2011	9,224,345	46	306,733	(281,883)	24,896
Repurchase of common stock	(379,811)	(2)	(1,453)	—	(1,455)
Share-based compensation	—	—	915	—	915
Reduction in par due to reverse stock split	—	(35)	35	—	—
Issuance of common stock upon exercise of stock options	10,866	—	22	—	22
Net income	—	—	—	1,387	1,387

Balance, December 31, 2012	8,855,400	$9	$306,252	$(280,496)	$25,765
The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,387	$416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,162	2,106
Provision for bad debt	164	131
Provision for customer credits	391	833
Write-down of property and equipment	—	5
Share-based compensation	910	1,022
Gain on long-term strategic investment	(132)	—
Changes in assets and liabilities:
Accounts receivable	(492)	(2,041)
Prepaid expenses and other current assets	67	226
Other non-current assets	—	4
Accounts payable	756	(632)
Accrued expenses and other current liabilities	628	332
Deferred revenues	(48)	(348)
Non-current liabilities	13	150

Net cash provided by operating activities	5,806	2,204

Cash flows from investing activities:
Change in short-term investment	400	—
Change in long-term strategic investment	326	806
Purchases of property and equipment	(772)	(642)

Net cash (used in) provided by investing activities	(46)	164

Cash flows from financing activities:
Repurchase of common stock	(1,455)	—
Net proceeds from stock option exercises	27	355
Payment of contingent fee arrangement	(245)	(333)

Net cash (used in) provided by financing activities	(1,673)	22

Net increase in cash and cash equivalents	4,087	2,390
Cash and cash equivalents, beginning of period	11,209	8,819

Cash and cash equivalents, end of period	$15,296	$11,209

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$24	$84
Cash paid for interest	$300	$312

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization and Operations of Autobytel

Autobytel Inc. ("Autobytel" or the "Company") is an automotive marketing services company that assists automotive retail dealers ("Dealers") and automotive manufacturers ("Manufacturers") market and sell new and used vehicles through its programs for online lead referrals ("Leads"), Dealer marketing products and services, and online advertising programs and data products.
The Company's consumer-facing automotive websites ("Company Websites"), including its flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles ("Vehicle Leads"). For consumers who may not be able to secure loans through conventional lending sources, the Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing ("Finance Leads"). The Company's mission for consumers is to be "Your Lifetime Automotive Advisor®" by engaging consumers throughout the entire lifecycle of their automotive needs.
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

On July 11, 2012, the Company implemented a 1-for-5 reverse split of the Company's common stock, $0.001 par value per share ("Reverse Stock Split").  Trading of the common stock on a post-Reverse Stock Split adjusted basis on The NASDAQ Capital Market began on July 12, 2012. Since there was no change in the par value of the common shares, the stock split was effective as a reverse stock dividend.  All share and per share amounts and all options and other common stock derivatives, including their exercise/conversion prices, for all periods presented have been adjusted to reflect the Reverse Stock Split as though it had occurred as of the earliest period presented.  The primary reason for the Reverse Stock Split was to increase the per share price of the common stock in order to maintain compliance with The NASDAQ Capital Market's continued listing requirement that the common stock maintain a minimum closing bid price of at least $1.00 per share ("Minimum Bid Price Requirement").  Prior to the Reverse Stock Split, the Company was not in compliance with this continued listing requirement and was subject to possible delisting from trading on The NASDAQ Capital Market.  On July 26, 2012, the Nasdaq Listing Qualifications staff informed the Company that the Company had regained compliance with the Minimum Bid Price Requirement.
Although the Company achieved positive cash flow for the year ended December 31, 2012, the Company has historically experienced negative cash flow and at December 31, 2012 had an accumulated deficit of $280 million. Based on the Company's current operating plan for 2013, the Company expects that its net operating cash flows will improve from 2012 levels.  The Company continues to face many risks and uncertainties related to the general economic conditions and the automotive industry in particular; however, the Company believes current cash and cash equivalents are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
2.	Summary of Significant Accounting Policies
Basis of Presentation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, allowances for bad debts and customer credits, useful lives of depreciable assets and capitalized software costs, long-lived asset impairments, goodwill and purchased intangible asset valuations, accrued liabilities, contingent payment provisions, debt valuation and valuation allowance for deferred tax assets, warrant valuation and stock-based compensation expense. Actual results could differ from those estimates.

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
Restricted Cash.  In December 2010, the Company held a $0.4 million certificate of deposit to secure processing of certain search engine marketing ("SEM") activity.  The certificate of deposit was redeemed in 2012.
Investments.  In August 2010, the Company acquired less than a 5% equity interest in Driverside, Inc. ("Driverside"), a non-publicly traded company, for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  The Company received 1,352,082 shares of Series C preferred stock in Driverside for its investment.  The Company made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company's pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company's consolidated balance sheet.   In 2012 the Company received $326,000, which represented its pro rata share of contingent payments upon milestones achieved by Driverside.  The Company is also entitled to receive the pro rata share of amounts, if any, released from an escrow account established to satisfy post-closing indemnification claims that ranges from $0 - $106,000.  Of the $326,000 received in 2012, $194,000 was recorded as a complete reduction to the investment in Driverside and $132,000 was recorded as other income, which represented a 13.0% return on the Company's investment.
Accounts Receivable.  Credit is extended to customers based on an evaluation of the customer's financial condition, and when credit is extended, collateral is generally not required. Interest is not normally charged on receivables.
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
The allowance for customer credits is an estimate of adjustments for services that do not meet the customer requirements. Additions to the estimated allowance for customer credits are recorded as a reduction of revenues and are based on the Company's historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; (iii) other factors known at the time; and (iv) future expectations. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits with no impact on revenues.
If there is a decline in the general economic environment that negatively affects the financial condition of the Company's customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required and the impact on the Company's business, results of operations or financial condition could be material.

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
Level 3 – Inputs include management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instrument's valuation.
The total consideration paid as part of the acquisition of Cyber on the Acquisition Date included contingent consideration of up to $1.0 million.  On the Acquisition Date, a liability was recognized for an estimate of the Acquisition Date fair value of the contingent consideration based on the probability of achieving the targets and the probability weighted discount on cash flows.  The fair value of the contingent consideration arrangement as of the Acquisition Date was $526,000.  The Company recorded an additional $155,000 of fair value since the third quarter of 2010 to account for changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Cyber, which was included in the Statement of Income.  The fair value of the contingent consideration was estimated using a Monte Carlo Simulation.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  The key assumptions in applying the Monte Carlo Simulation consisted of minimum, maximum and modal values for the expected quarterly incremental Lead volume, close rate index and gross margin growth rate as well as a triangular distribution assumption.  Future changes in fair value of the contingent consideration, as a result of changes in significant inputs, could have a material effect on the Statement of Income in the period of the change.
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
The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with AutoNation, General Motors and Urban Science Applications (acting on behalf of Audi, Infiniti, Mercedes-Benz, Mini, Nissan, Smart, Subaru, Toyota, Volkswagen and Volvo). During 2012, approximately 26% of the Company's total revenues was derived from these three customers, and approximately 19% or $2.0 million of gross accounts receivable related to these three customers at December 31, 2012.
In 2012, Urban Science Applications accounted for 14% of total revenues and 10% of the total accounts receivable as of December 31, 2012.
In 2011, no customer accounted for greater than 10% of total revenues.  The Company's balances due from AutoNation accounted for 10% of the total accounts receivable as of December 31, 2011.
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

Operating Leases.  The Company leases office space and certain office equipment under operating lease agreements which expire on various dates through 2015, with options to renew on expiration of the original lease terms.

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
Impairment of Long-Lived Assets.  The Company periodically reviews long-lived assets to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the long-lived assets and other intangibles. Future events could cause the Company to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company's financial condition and results of operations. During 2010 the Company recorded $4.5 million of intangible assets related to the Cyber acquisition. At December 31, 2012, the Company had approximately $1.5 million of remaining long-lived assets that could be subject to future impairment.  The Company did not record any impairment in 2011 but recorded a $68,000 impairment charge in 2012 related to a long-lived asset.
Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. The Company evaluates the carrying value of enterprise goodwill for impairment. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the enterprise's carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and the Company then completes the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. The Company evaluates enterprise goodwill, at a minimum, on an annual basis, in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.  During 2010 the Company recognized $11.7 million in goodwill related to the acquisition of Cyber and as of December 31, 2012, there were no changes in the recognized amount of goodwill.
Revenue Recognition.  Lead fees consist of vehicle buying lead fees for new and used vehicles, and finance request fees.  Fees paid by customers participating in the Company's Lead programs are comprised of monthly transaction and/or subscription fees.  Advertising revenues represent fees for display advertising on the Company's websites.
The Company recognizes revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Lead fees are generally recognized as revenues in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on the Company's websites. Fees billed prior to providing services are deferred, as they do not satisfy all U.S. GAAP revenue recognition criteria. Deferred revenues are recognized as revenue over the periods services are provided.
Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs, and other cost of revenues. Lead and traffic acquisition costs consist of payments made to the Company's Lead providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization ("SEO") activity, included on the Company's properties, connectivity costs, development costs related to the Company's websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company's websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

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
Deferred tax liabilities related to an asset with an indefinite useful life (goodwill and indefinite-lived intangible assets) in jurisdictions where there is a finite loss carryforward period will ordinarily not serve as a source of income for the realization of deferred tax assets because the deferred tax liability will not reverse until some indefinite future period when the asset is sold or written down due to impairment.  During 2010, the Company recorded $11.7 million of goodwill related to the acquisition of Cyber.  For tax purposes, the Company is amortizing tax basis goodwill of $10.3 million over 15 years.  The tax amortization resulted in a deferred tax liability of $620,000 at December 31, 2012.
Computation of Basic and Diluted Net Earnings per Share.  Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock.  Diluted net earnings per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants and common shares issuable upon the conversion of note payable.
The following are the share amounts utilized to compute the basic and diluted net earnings per share for the years ended December 31:

	2012	2011
Basic Shares:
Weighted average common shares outstanding	9,229,817	9,203,649
Weighted average common shares repurchased	(233,998)	—
Weighted average unvested restricted stock	—	(10,102)
Basic Shares	8,995,819	9,193,547

Diluted Shares:
Basic Shares	8,995,819	9,193,547
Weighted average dilutive securities	207,709	342,680
Dilutive Shares	9,203,528	9,536,227

For the years ended December 31,2012, weighted average dilutive securities included dilutive options.  For the year ended December 31, 2011, weighted average dilutive securities included dilutive options and warrants.

Potentially dilutive securities representing approximately 2.5 million and 2.3 million shares of common stock for the years ended December 31, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.
Share-Based Compensation.  The Company grants restricted stock and stock option awards (the "Awards") under several of its share-based compensation Plans (the "Plans"), that are more fully described in Note 6.  The Company recognizes share-based compensation based on the Awards' fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards' respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions.
Restricted stock fair value is measured on the grant date based on the quoted market price of the Company's common stock, and the stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.
Business Segment. The Company conducts its business within the United States and within one business segment which is defined as providing automotive and marketing services.  The Company's operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.
Advertising Expense.  Advertising costs are expensed in the period incurred. Advertising expense in 2012 and 2011 was $1.2 million and $0.8 million, respectively.

Recent Accounting Pronouncements
Intangibles – Goodwill and Other

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

3.            Selected Balance Sheet Accounts
Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2012	2011
	(in thousands)
Computer software and hardware and capitalized internal use software	$11,729	$12,035
Furniture and equipment	1,252	1,272
Leasehold improvements	892	942

	13,873	14,249
Less—Accumulated depreciation and amortization	(12,280)	(12,620)

Property and Equipment, net	$1,593	$1,629
As of December 31, 2012 and 2011, capitalized internal use software, net of amortization, was $0.8 million and $0.9 million, respectively.  Depreciation and amortization expense related to property and equipment was $0.8 million for the year ended December 31, 2012.  Of this amount, $0.2 million was recorded in cost of revenues and $0.6 million was recorded in operating expenses.  Depreciation and amortization expense related to property and equipment was $0.7 million for the year ended December 31, 2011.  Of this amount, $0.1 million was recorded in cost of revenues and $0.6 million was recorded in operating expenses.
Investments.  In August 2010, the Company acquired less than a 5% equity interest in Driverside, Inc. ("Driverside"), a non-publicly traded company, for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  The Company received 1,352,082 shares of Series C preferred stock in Driverside for its investment.  The Company made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company's pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company's consolidated balance sheet.   In 2012 the Company received $326,000, which represented its pro rata share of contingent payments upon milestones achieved by Driverside.  The Company is also entitled to receive the pro rata share of amounts, if any, released from an escrow account established to satisfy post-closing indemnification claims that ranges from $0 - $106,000.  Of the $326,000 received in 2012, $194,000 was recorded as a complete reduction to the investment in Driverside and $132,000 was recorded as other income.

  Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisition of Cyber on the Acquisition Date, the Company identified $4.5 million of intangible assets.  The Company's intangible assets will be amortized over the following estimated useful lives:

		December 31, 2012
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net
Trademarks/trade names	5 years	$5,540	($5,023)	$517
Software and publications	3 years	1,300	(992)	308
Customer relationships	3 years	1,870	(1,427)	443
Employment/non-compete agreements	5 years	500	(229)	271
		$9,210	($7,671)	$1,539

Amortization expense is included in "Depreciation and amortization" in the Statement of Income.  Amortization expense for intangible assets for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2013	$1,036
2014	284
2015	208
2016	3
2017	—
$1,531
Goodwill.  The Company recorded $11.7 million in goodwill related to the acquisition of Cyber.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record any impairment related to goodwill as of December 31, 2012 and 2011.
Accrued Expenses and Other Current Liabilities
As of December 31, 2012 and 2011, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2012	2011
	(in thousands)
Compensation and related costs and professional fees	$2,006	$2,084
Other accrued expenses	2,847	2,221
Amounts due to customers	149	180
Other current liabilities	375	509
Total accrued expenses and other current liabilities	$5,377	$4,994

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

4.	Commitments and Contingencies
Operating Leases
The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2015.  The Company's headquarters are located in an office building in Irvine, California. The Company's headquarters consist of approximately 26,000 square feet of leased space. The headquarters lease expires on July 31, 2014 with a three-year extension option available. The Company's finance leads operations are located in an office building in Troy, Michigan and occupies approximately 5,449 square feet. This lease expires on July 31, 2014 with an option to extend the term for two additional one-year terms. The Company also has offices located in Tampa, Florida, which consists of approximately 2,843 rentable square feet. This lease expires May 31, 2015. The Company's future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2013	$656
2014	404
Thereafter	21

$1,081

Rent expense included in operating expenses was $0.7 million for both of the years ended December 31, 2012 and 2011.
Employment Agreements
The Company has employment agreements and retention agreements with certain key employees. A number of these agreements require severance payments, continuation of certain insurance benefits and acceleration of vesting of stock options in the event of a termination of employment without cause or for good reason.
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

5.       Retirement Savings Plan
The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code ("IRC") (the "401(k) Plan".) The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company did not make a contribution in the years ended December 31, 2012 and December 31, 2011.
6.	Stockholders' Equity
Stock-Based Incentive Plans
The Company has established several Plans that provide for stock-based awards ("Awards") primarily in the form of stock options and restricted stock awards ("RSAs"). Certain of these Plans provide for awards to employees, the Company's Board of Directors, and independent consultants. The Awards were granted under the 1996 Stock Incentive Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan, the 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan, the 2004 Restricted Stock and Option Plan, the 2006 Inducement Stock Option Plan and the 2010 Equity Incentive Plan.  As of June 24, 2010, awards may only be granted under the 2010 Equity Incentive Plan.  An aggregate of 0.5 million shares of Company common stock are reserved for future issuance under the 2010 Equity Incentive Plan at December 31, 2012.
Share-based compensation expense is included in costs and expenses in the Consolidated Statements of incomes as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Share-based compensation expense:
Cost of revenues	$46	$34
Sales and marketing	225	358
Technology support	288	332
General and administrative	356	308

Share-based compensation expense	915	1,032

Amount capitalized to internal use software	5	10

Total share-based compensation expense	$910	$1,022
As of December 31, 2012 and December 31, 2011, there was approximately $0.8 million and $1.4 million, respectively, of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 1.5 years.
Stock Options
The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The expected risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. Expected volatility is based on the Company's historical experience for a period equal to the expected life. The Company has used historical volatility because it has a limited number of options traded on its common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The Company estimates the expected life of options granted based on historical experience, which it believes is representative of future behavior.  The dividend yield is not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The estimated forfeiture rate used is based on historical experience and is adjusted based on actual experience.

The Company grants its options at exercise prices that are not less than the fair market value of the Company's common stock on the date of grant. Stock options generally have a seven or ten year maximum contractual term and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months, thereafter. The vesting of certain stock options is accelerated under certain conditions, including upon a change in control of the Company, termination without cause of an employee and voluntary termination by an employee with good reason.
Awards granted under the Company's stock option plans were estimated to have a weighted average grant date fair value per share of $2.37 and $3.04 for the years ended December 31, 2012 and 2011, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2012	2011
Expected volatility	84%	84%
Expected risk-free interest rate	0.6%	1.4%
Expected life (years)	4.2	4.1

A summary of the Company's outstanding stock options as of December 31, 2012, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2011	1,547,544	$6.46	6.3
Granted	330,099	3.88
Exercised	(10,982)	1.97
Forfeited or expired	(307,322)	5.59

Outstanding at December 31, 2012	1,559,339	$6.12	5.6	$766

Vested and expected to vest at December 31, 2012	1,529,929	$6.15	5.6	$764

Exercisable at December 31, 2012	1,130,140	$6.83	5.5	$732
Service-Based Options
During the years ended December 31, 2012 and 2011, the Company granted 80,900 and 242,935 service-based stock options, with weighted average grant date fair values of $2.31 and $3.09, respectively.
Performance-Based Options.  During the year ended December 31, 2012, the Company granted 249,199 performance-based stock options ("Performance Options") to certain employees with a weighted average grant date fair value and exercise price of $2.39 and $3.90, respectively, using a Black-Scholes option pricing model.  The Performance Options are subject to two vesting requirements and conditions: i) percentage achievement of 2012 revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") goals and ii) service vesting.  Based on the Company's 2012 revenues and EBITDA performance, 161,394 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date and the remainder will vest ratably over twenty four months, thereafter.
During the year ended December 31, 2011, the Company granted 255,407 Performance Options to certain employees with a weighted average grant date fair value and exercise price of $2.98 and $4.83, respectively, using a Black-Scholes option pricing model.  The Performance Options are subject to two vesting requirements and conditions: i) percentage achievement of 2011 revenues and EBITDA goals and ii) service vesting.  Based on the Company's 2011 revenues and EBITDA performance, 145,333 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date and the remainder will vest ratably over twenty four months, thereafter.

Market Condition Options
In 2009 the Company granted 213,650 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $1.75, with a fair market value per option granted of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vest on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercisable.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel's common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercisable ("Market Condition A").  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel's common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercisable ("Market Condition B"). Certain of these options will accelerate vesting upon a change in control of the Company. Market Condition A was achieved during 2009 and Market Condition B was achieved in 2010.   During 2012, 9,206 stock options were exercised related to these market condition options.
During 2012, 10,982 options were exercised (inclusive of the 9,206 market condition stock options exercised during 2012), with an aggregate weighted average exercise price of $1.97.  During 2011, 86,644 options were exercised (inclusive of 8,183 market condition stock options exercised during 2011), with an aggregate weighted average exercise price of $3.99.  The total intrinsic value of options exercised during 2012 and 2011 was $21,000 and $165,000, respectively.
Employee Stock Purchase Plan
The Company's 1996 Employee Stock Purchase Plan ("ESPP") was suspended by the Company's Board of Directors during 2008 and was terminated in 2012.  The ESPP permitted eligible employees to purchase shares of the Company's common stock at 85% of the lower of the fair market value of the common stock on the first or last day of each six month purchase period.

Tax Benefit Preservation Plan
On May 26, 2010, the Board of Directors of the Company approved, and the Company entered into, a Tax Benefit Preservation Plan, between the Company and Computershare Trust Company, N.A., as rights agent (the "Tax Benefit Preservation Plan").  The Tax Benefit  Preservation Plan was approved by stockholders at the Company's annual meeting of stockholders held June 23, 2011.  The Board of  Directors of the Company adopted the Tax Benefit Preservation Plan to protect stockholder value by preserving important tax assets.  Under the Tax Benefit Preservation Plan, rights to purchase capital stock of the Company ("Rights") have been distributed as a dividend at the rate of five Rights for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $8.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.90% or more of the Company's outstanding common stock or future acquisitions by any existing holders of 4.90% or more of the Company's outstanding common stock. If a person or group acquires 4.90% or more of the Company's common stock, all rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a right that number of shares of the Company common stock which, at the time, has a market value of two times the exercise price of the Right. The Rights will expire upon the earliest of: (i) the close of business on May 26, 2014 unless that date is advanced or extended, (ii) the time at which the Rights are redeemed or exchanged under the Tax Benefit Preservation Plan, (iii)  the repeal of Section 382 or any successor statute if the Board determines that the Tax Benefit Preservation Plan is no longer necessary for the preservation of the Company's Tax Benefits, (iv) the beginning of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward, or (v) such time as the Board determines that a limitation on the use of the Tax Benefits under Section 382 would no longer be material to the Company.
Warrant
As part of the acquisition of Cyber on the Acquisition Date, the Company issued a warrant to purchase 400,000 shares of Company common stock ("Warrant") at an exercise price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant becomes exercisable on the third anniversary of the issuance date and expires on the eighth anniversary of the issuance date.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.  The Warrant was valued at $3.15 per share for a total value of $1,260,000, which is recorded as additional paid-in-capital.  The Company used an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.

Shares Reserved for Future Issuance
The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2012:

Number of Shares
Stock options outstanding	1,559,339
Authorized for future grants under stock-based incentive plans	527,582
Reserved for exercise of Warrant	400,000
Reserved for conversion of promissory note	1,075,268
Total	3,562,189
7.            Income Taxes
Income tax expense from continuing operations consists of the following for the years ended December 31:

	2012	2011
	(in thousands)
Current:
Federal	$12	$—
State	66	91

	78	91
Deferred:
Federal	225	218
State	41	40

	266	258

Total income tax expense	$344	$349

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Tax provision at U.S. federal statutory rates	35.0%	35.0%
State taxes	5.9	11.9
State rate adjustment	8.8	—
Non-deductible permanent items	0.7	2.0
Stock options	3.4	0.4
Other	(0.7)	9.2
Change in federal valuation allowance	(33.2)	(12.9)

Effective income tax rate	19.9%	45.6%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$160	$211
Accrued liabilities	248	269
Net operating loss carry-forwards	40,350	40,845
Fixed assets	144	134
Intangible assets	1,991	2,229
Share-based compensation expense	944	696
Deferred revenue	2	4
Other	44	69

Total gross deferred tax assets	43,883	44,457
Valuation allowance	(43,883)	(44,457)
Deferred tax liabilities:
Tax deductible goodwill	(620)	(354)

Total gross deferred tax liabilities	(620)	(354)

Net deferred income taxes	$(620)	$(354)

At December 31, 2012, the Company had recorded a valuation allowance of $43.9 million on its net deferred tax assets. Based on the weight of available evidence, the Company believes that it is more likely than not that these deferred tax assets will not be realized.
The Company increased its deferred tax asset related to net operating loss carry-forwards ("NOLS") as of December 31, 2011 to $40.8 million in order to reflect NOLs for certain states that were not previously presented as part of the deferred tax balance.  The increase in the deferred tax asset was offset by a corresponding increase of the valuation allowance.
The Company reduced its deferred tax asset related to share-based compensation expense as of December 31, 2011 to $0.7 million to reflect the reversal of amounts attributable to share-based awards forfeited by individuals that are no longer employed with the Company.  The adjustment resulted in a corresponding reduction of the valuation allowance.
At December 31, 2012, the Company had federal and state NOLs of approximately $106.4 million and $65.9 million, respectively.  The federal NOLs expire through 2031 as follows (in millions):

2021	$24.4
2022	1.7
2023	—
2024	4.1
2025	7.7
2026	26.4
2027	15.5
2028	5.1
2029	8.6
2030	11.6
2031	1.3

$106.4

The state NOLs expire through 2031 as follows (in millions):

2013	$3.1
2014	4.6
2015	6.6
2016	21.3
2017	3.2
2028	2.7
2029	5.8
2030	11.0
2031	1.4
California NOLs	59.7
Other State NOLs	6.2
Total State NOLs	$65.9

Utilization of the net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006; however, based on management's current estimate, this change does not limit the utilization of the NOLs presented above as of December 31, 2012.  As a result of an acquisition in 2001, approximately $9.9 million of the NOLs are subject to an annual limitation of approximately $0.5 million per year.
The federal and state net operating losses begin to expire in 2021 and 2013, respectively. Approximately $10.8 million and $5.0 million, respectively, of the federal and state net operating loss carry-forwards were incurred by subsidiaries prior to the date of the Company's acquisition of such subsidiaries. The Company established a valuation allowance of $4.1 million at the date of acquisitions related to these subsidiaries. The tax benefits associated with the realization of such net operating losses will be credited to the provision for income taxes. In addition, federal and state net operating losses of approximately $13.5 million and $8.5 million, respectively, relate to stock option deductions. Therefore, to the extent that the valuation allowance is reduced in the future and such options are realized, approximately $4.7 million and $0.5 million, respectively, will be credited to stockholders' equity rather than to income tax benefit.
At December 31, 2012, deferred tax assets exclude approximately $0.6 million and $0.1 million of tax-effected federal and state net operating losses pertaining to tax deductions from stock-based compensation. Upon future realization of these benefits, the Company expects to increase additional paid-in capital and reduce income taxes payable. The benefit of excess stock option deductions is not recorded until such time that the deductions reduce income taxes payable. For purposes of determining when the stock options reduce income taxes payable, the Company has adopted the "with and without" approach whereby the Company considers net operating losses arising from continuing operations prior to net operating losses attributable to excess stock option deductions.
At December 31, 2012, the Company has federal and state research and development tax credit carry-forwards of $0.3 million and $0.2 million, respectively.  The federal credits begin to expire in 2021.  The state credits do not expire.
As of December 31, 2012 and 2011, the Company had unrecognized tax benefits of approximately $0.6 million and $0.5 million, respectively, all of which, if subsequently recognized, would have affected the Company's tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
	(in thousands)
Balance at January 1,	$500	$500
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to prior years	136
Reductions based on tax positions related to prior years and settlements	—	—
Reductions based on the lapse of the statutes of limitations	—	—

Balance at December 31,	$636	$500

The Company files income tax returns in the United States and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2007 (except for the use of tax losses generated prior to 2007 that may be used to offset taxable income in subsequent years). The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company accrued $13,000 and $0 of interest, respectively, associated with its unrecognized tax benefits in the years ended December 31, 2012 and 2011.

The Company was under examination by the New York State Department of Taxation and Finance for income tax for the period January 1, 2006 through December 31, 2008.  The Company paid $24,000 to the New York Department of Taxation and Finance in 2012 related to this income tax audit and the audit is now closed.
8.	Quarterly Financial Data (Unaudited)

Below is a summary table of the Company's quarterly data for the years ended December 31, 2012 and December 31, 2011.

	Quarter Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(in thousands, except per-share amounts)
Total net revenues	$16,911	$17,454	$15,731	$16,705	$16,223	$16,310	$15,247	$16,032
Gross profit	6,385	6,715	6,335	6,836	6,889	6,572	6,362	6,160
Net income (loss)	$351	$551	$231	$253	$341	$446	$199	$(571)
Basic earnings (loss) per share	$0.04	$0.06	$0.03	$0.01	$0.01	$0.01	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.04	$0.06	$0.02	$0.01	$0.01	$0.01	$0.00	$(0.01)

9.            Subsequent Event

The Company entered into an $8.0 million revolving credit facility ("Facility") in February 2013 with Union Bank NA.  The Company may use the Facility as a source to finance capital expenditures, acquisitions, stockholder buybacks, and other general corporate purposes.

Borrowings under the Facility will bear interest at either the bank's Reference Rate (prime rate) minus 0.50% or the London Interbank Offering Rate (LIBOR) plus 1.50%, at the option of the Company.  The Company also pays a commitment fee on the unused facility of 0.10% payable quarterly in arrears.  The facility has not been drawn against as of February 28, 2013.

The Facility contains certain customary representations and warranties, affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain a minimum consolidated net liquidity, profitability, EBITDA and tangible net worth, with which the Company was in compliance with as of February 28, 2013.  Borrowings under the Facility are secured by a first priority security interest on the Company's accounts receivable and proceeds thereof.  The Facility matures in February 2015.

AUTOBYTEL INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2012	2011
	(in thousands)
Allowance for bad debts:
Beginning balance	$219	$355
Additions	163	130
Write-offs	(114)	(266)

Ending balance	$268	$219

Allowance for customer credits:
Beginning balance	$321	$266
Additions	391	833
Write-offs	(554)	(778)

Ending balance	$158	$321

Tax valuation allowance:
Beginning balance	$44,457	$44,766
Charged (credited) to tax expense	(574)	(309)

Ending balance	$43,883	$44,457

EXHIBIT INDEX

Number	Description

2.1 ‡
Asset Purchase Agreement dated as of September 16, 2010 by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the Securities and Exchange Commission ("SEC") on November 12, 2010 (SEC File No. 001-34761) ("3rd Quarter 2010 Form 10-Q")

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly autobytel.com inc. ("Autobytel" or the "Company") certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); and Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 001-34761);

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 000-22239); and Amendment to Third Amended and Restated Bylaws of Autobytel adopted on September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 001-34761)

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, which is incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1**
Form of Amended and Restated Indemnification Agreement between Autobytel and its directors and officers, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761)

10.2**
Form of Outside Director Stock Option Agreement pursuant to the 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2005 (SEC File No. 000-22239) ("September 2005 Form 8-K")

10.3**	Form of Letter Agreement (amending certain stock option agreements with Outside Directors), which is incorporated herein by reference to Exhibit 10.2 of the September 2005 Form 8-K

10.4**
Autobytel.com inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to the S-1 Registration Statement filed with the SEC on February 9, 1999 (SEC File No. 333-70621) ("Amendment No. 1 to S-1 Registration Statement")

10.5**	Autobytel.com inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.30 of Amendment No.1 to S-1 Registration Statement

10.6**
Autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8  filed with the SEC on November 1, 1999 (SEC File No. 333-90045)

10.7**
Amendment No. 1 to the Autobytel.com Inc. 1998 Stock Option Plan dated September 22, 1999, which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999 (SEC File No. 000-22239)

10.8**
Amendment No. 1 to the Autobytel.com Inc. 1999 Stock Option Plan dated September 22, 1999, which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999  (SEC File No. 000-22239)

10.9**	Auto-By-Tel Corporation 1996 Stock Incentive Plan and related agreements, which are incorporated herein by reference to Exhibit 10.6 of Amendment No. 1 to S-1 Registration Statement

10.10**
Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed with the SEC on June 15, 2000 (SEC File No. 333-39396)

10.11**
Autobytel.com Inc. 2001 Restricted Stock Plan, which is incorporated herein by reference to Annex D to the Registration Statement on Form S-4 originally filed with the SEC on May 11, 2001 (SEC File No. 333-60798) and amended on July 17, 2001

10.12**
Amendment No. 1 to the Auto-by-Tel Corporation 1996 Stock Incentive Plan, which is incorporated herein by reference to Exhibit (d)(2) of Schedule TO filed with the SEC on December 14, 2001 (SEC File No. 005-58067) ("Schedule TO")

10.13**	Amendment No. 2 to the Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(5) of the Schedule TO

10.14**	Amendment No. 2 to the Autobytel.com Inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) of the Schedule TO

10.15**	Amendment No. 1 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(10) of the Schedule TO

10.16**	Amendment No. 1 to the Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(12) of the Schedule TO

10.17**
Amendment No. 2 to the Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.46 of the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002 (SEC File No. 000-22239)

10.18**	Form of Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan, which is incorporated herein by reference to Exhibit (d)(13) of the Schedule TO

10.19**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(14) of the Schedule TO

10.20**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(15) of the Schedule TO

10.21**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(16) of the Schedule TO

10.22**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(17) of the Schedule TO

10.23**	Form of Performance Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(18) of the Schedule TO

10.24**	Form of Non-employee Director Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan, which is incorporated herein by reference to Exhibit (d)(19) of the Schedule TO

10.25**
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.7 of Post-Effective Amendment to Registration Statement on Form S-8  filed with the SEC on July 31, 2003 (SEC File No. 333-67692)

10.26**
Form of Outside Director Stock Option Agreement pursuant to the Autobytel 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 3, 2004 (SEC File No. 000-22239) ("November 3, 2004 Form 8-K")

10.27**
Form of Outside Director Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.2 of the November 3, 2004 Form 8-K

10.28**
Autobytel Inc. 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.8 of the Registration Statement on Form S-8 filed with the SEC on June 28, 2004 (SEC File No. 333-116930)  ("2004 Form S-8")

10.29**	Form of Employee Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.9 of the 2004 Form S-8

10.30**
Form of Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.65 of the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (SEC File No. 000-22239)

10.31**
2006 Inducement Stock Option Plan, which is incorporated herein by reference to Exhibit 4.9 of the Registration Statement on Form S-8  filed with the SEC on June 16, 2006 (SEC File No. 333-135076) ("2006 Form S-8")

10.32**	Form of Employee Inducement Stock Option Agreement, which is incorporated herein by reference to Exhibit 4.10 of the 2006 Form S-8

10.33**
Letter Agreement dated October 30, 2007 between the Company and Curtis DeWalt, which is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 15, 2007 (SEC File No. 000-22239)

10.34**
Letter Agreement dated October 10, 2006 between the Company and Glenn E. Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009, which are incorporated herein by reference to Exhibit 10.77 of the 2008 Form 10-K

10.35**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Glenn E. Fuller, which is incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239)

10.36**
Letter Agreement dated October 4, 2007 between the Company and Curtis E. DeWalt, as amended by Memorandum dated as of December 8, 2008 and Memorandum dated March 1, 2009, which are incorporated herein by reference to Exhibit 10.79 of the 2008 Form 10-K

10.37**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Curtis E. DeWalt, which is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 9, 2009 (SEC File No. 000-22239)

10.38**
Letter Agreement dated August 6, 2004 between the Company and Wesley Ozima, as amended by Memorandum dated March 1, 2009, which are incorporated herein by reference to Exhibit 10.81 of the 2008 Form 10-K

10.39**	Amended and Restated Severance Agreement dated as of November 15, 2008 between the Company and Wesley Ozima, which is incorporated herein by reference to Exhibit 10.82 of the 2008 Form 10-K

10.40**
Form of Employee Stock Option Agreement pursuant to the 1998 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan and the 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239) ("October 2008 Form 8-K")

10.41**
Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.86 of the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239) ("Second Quarter 2009 Form 10-Q")

10.42**	Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.87 of the Second Quarter 2009 Form 10-Q

10.43**
Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.88 of the Second Quarter 2009 Form 10-Q

10.44**	Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.89 of the Second Quarter 2009 Form 10-Q

10.45**	Amendment No. 1 to the Autobytel Inc. 2006 Inducement Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.90 of the Second Quarter 2009 Form 10-Q

10.46**
Autobytel Inc. Amended and Restated Employment Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.91 of the Second Quarter 2009 Form 10-Q

10.47**
Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.92 of the Second Quarter 2009 Form 10-Q

10.48**
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.93 of the Second Quarter 2009 Form 10-Q

10.49**
Autobytel Inc. 2004 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.94 of the Second Quarter 2009 Form 10-Q

10.50**
Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 001-34761) ("June 2010 Form 8-K")

10.51**
Form of Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.58 of the Annual Report on Form 10-K for the Year Ended December 31, 2011 filed with the SEC on March 1, 2012 (SEC File No. 001-34761) ("2011 Form 10-K")

10.52**	Form of 2012 Performance-Based Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.59 of the 2011 Form 10-K

10.53**	Form of Non-Employee Director Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.60 of the 2011 Form 10-K

10.54**	Form of (Management) Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.61 of the 2011 Form 10-K

10.55**
Form of Indemnification Agreement between Autobytel and its directors and officers, which is incorporated herein by reference to Exhibit 10.63 of the Annual Report on Form 10-K filed with the SEC on March 10, 2011 (SEC File No. 001-34761) ("2010 Form 10-K")

10.56**
Amendment No. 1 to Amended and Restated Employment Agreement between Autobytel and Jeffrey H. Coats effective as of December 17, 2010, which is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2010 (SEC File No. 001-34761)

10.57
Standstill Agreement between Autobytel, CCM Master Qualified Fund, Ltd., a Cayman Islands exempted company, Coghill Capital Management LLC and Clint Coghill dated January 13, 2009, which is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 15, 2009 (SEC File No. 000-22239)

10.58
Standstill and Voting Agreement dated effective as of November 30, 2010 by and between Autobytel and Artis Capital Management, Inc., Artis Capital Management, L.P., and certain of its affiliates and subsidiaries, which is incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 3, 2010 (SEC File No. 001-34761)

10.59
Convertible Subordinated Promissory Note dated September 16, 2010 (Principal Amount $5,000,000) issued by Autobytel to Autotropolis, Inc. and Cyber Ventures, Inc., which is incorporated herein by reference to Exhibit 4.5 of the 3rd Quarter 2010 Form 10-Q

10.60
Warrant to Purchase 2,000,000 Shares of Autobytel Common Stock dated September 16, 2010 issued by Autobytel to Autotropolis, Inc. and Cyber Ventures, Inc., which is incorporated herein by reference to Exhibit 4.6 of the 3rd Quarter 2010 Form 10-Q

10.61
Shareholders Agreement dated as of September 16, 2010 by and among Autobytel, Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, which is incorporated herein by reference to Exhibit 4.7 of the 3rd Quarter 2010 Form 10-Q

10.62**
Letter Agreement dated March 9, 2010 between Autobytel and Kimberly Boren, as amended by Memorandum dated December 21, 2010 and Memorandum dated as of December 1, 2011, which are incorporated herein by reference to Exhibit 10.73 of the 2011 Form 10-K

10.63**	Amended and Restated Severance Benefits Agreement dated as of February 25, 2011 between Autobytel and Kimberly Boren, which is incorporated herein by reference to Exhibit 10.74 of the 2011 Form 10-K

10.64**
Letter Agreement dated as of September 17, 2010 between Autobytel and William Ferriolo, as amended by Memorandum dated as of December 1, 2011, which is incorporated herein by reference to Exhibit 10.75 of the 2011 Form 10-K

10.65**	Severance Benefits Agreement dated as of September 17, 2010 between Autobytel and William Ferriolo, which is incorporated herein by reference to Exhibit 10.76 of the 2011 Form 10-K

10.66**
Letter Agreement dated May 21, 2007 between Autobytel and John Steerman, as amended by Memorandum dated March 20, 2009, Memorandum dated September 30, 2009 and Memorandum dated as of December 1, 2011, which are incorporated herein by reference to Exhibit 10.77 of the 2011 Form 10-K

10.67**	Severance Agreement dated as of October 1, 2009 between Autobytel and John Steerman, which is incorporated herein by reference to Exhibit 10.78 of the 2011 Form 10-K

10.68
Lease Agreement dated April 6, 1997 between The Provider Fund, The Colton Company and Autobytel ("Irvine Lease"), as amended by Amendment No. 12 to Lease dated February 6, 2009, Amendment No. 13 to Lease dated March 5, 2009, and Amendment No. 14 to Lease dated November 29, 2010 , which are incorporated herein by reference to Exhibit 10.79 to the 2011 Form 10-K

10.69*	Amendment No. 15 to Irvine Lease dated October 31, 2012

10.70* **	Amendment No. 1 to Amended and Restated Severance Benefits Agreement dated November 14, 2012 between Autobytel and Kimberly Boren

10.71* **	Amendment No. 2 to Amended and Restated Employment Agreement dated December 14, 2012 between Autobytel and Jeffrey H. Coats

10.72* **	Amendment No. 1 to Amended and Restated Severance Agreement dated October 19, 2012 between Autobytel and Curtis E. DeWalt

10.73* **	Amendment No. 1 to Amended and Restated Severance Agreement dated December 14, 2012 between Autobytel and Glenn E. Fuller

10.74* **	Amendment No. 1 to Amended and Restated Severance Agreement dated October 16, 2012 between Autobytel and Wesley Ozima

10.75* **	Amendment No. 1 to Severance Agreement dated September 19, 2012 between Autobytel and John D. Steerman

10.76* **	Amendment No. 2 to Severance Agreement dated November 7, 2012 between Autobytel and John D. Steerman

10.77* **	Amendment No. 1 to Severance Benefits Agreement dated November 30, 2012 between Autobytel and William Ferriolo

10.78
Standstill and Voting Agreement dated  effective as of August 8, 2012 by and between Autobytel and Mercury Management, L.L.C., Mercury Ventures II, Ltd., Mercury Fund IX, Ltd. Mercury Fund X, Ltd. and Kevin Howe, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 15, 2012 (SEC File No. 001-34761)

10.79* **	Form of 2013 Performance-Based Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan

10.80*	Loan Agreement between Autobytel and Union Bank, N.A. dated as of February 26, 2013, with Commercial Promissory Note and Security Agreement

10.81*	Assignment Agreement dated February 26, 2013 by and between Autobytel and Lead Relay, LLC

21.1*	Subsidiaries of Autobytel Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP

23.2*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated February 28, 2013

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated February 28, 2013

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated February 28, 2013

*	Filed herewith.
**	Management Contract or Compensatory Plan or Arrangement.
‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel Inc. will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.