Form 10-Q
period 2013-03-31
AUTOBYTEL INC
filed 2013-05-02
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

As of April 29, 2013, there were 8,863,400 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of March 31, 2013 and December 31, 2012	3

	Unaudited Consolidated Condensed Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2013 and the Three Months Ended March 31, 2012	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2013 and the Three Months Ended March 31, 2012	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4.	Controls and Procedures	17

	PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors	17

ITEM 6.	Exhibits	18

	Signatures	19

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	March 31,	December 31,
	2013	2012*
Assets
Current assets:
Cash and cash equivalents	$14,718	$15,296
Accounts receivable, net of allowances for bad debts and customer credits of $443 and $426 at March 31, 2013 and December 31, 2012, respectively	11,717	10,081
Prepaid expenses and other current assets	498	504
Total current assets	26,933	25,881
Property and equipment, net	1,588	1,593
Intangible assets, net	1,204	1,539
Goodwill	11,677	11,677
Other assets	148	77
Total assets	$41,550	$40,767
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,279	$3,837
Accrued expenses and other current liabilities	4,297	5,377
Deferred revenues	2	168
Total current liabilities	9,578	9,382
Convertible note payable	5,000	5,000
Other non-current liabilities	667	620
Total liabilities	15,245	15,002
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 8,863,400 and 8,855,400 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	9	9
Additional paid-in capital	306,458	306,252
Accumulated deficit	(280,162)	(280,496)
Total stockholders' equity	26,305	25,765
Total liabilities and stockholders' equity	$41,550	$40,767

* Amounts were derived from audited financial statements
See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Lead fees	$17,517	$15,794
Advertising	715	859
Other revenues	29	52
Total revenues	18,261	16,705
Cost of revenues (excludes depreciation of $28 and $32 for the three months ended March 31, 2013 and 2012, respectively)	11,669	9,869
Gross profit	6,592	6,836
Operating expenses:
Sales and marketing	2,241	2,345
Technology support	1,705	1,828
General and administrative	2,290	2,015
Depreciation and amortization	424	402
Litigation settlements	(71)	(70)
Total operating expenses	6,589	6,520

Operating income	3	316
Interest and other income (expense), net	402	(1)
Income before income tax provision	405	315
Income tax provision	71	62
Net income and comprehensive income	$334	$253

Basic income per common share	$0.04	$0.03

Diluted income per common share	$0.04	$0.03

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$334	$253
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	538	508
Provision for bad debts	8	36
Provision for customer credits	169	86
Share-based compensation	186	281
Changes in assets and liabilities:
Accounts receivable	(1,813)	(564)
Prepaid expenses and other current assets	6	188
Other assets	(71)	—
Accounts payable	1,442	1,024
Accrued expenses and other current liabilities	(1,052)	(819)
Deferred revenues	(166)	(100)
Non-current liabilities	47	1
Net cash (used in) provided by operating activities	(372)	894
Cash flows from investing activities:
Purchases of property and equipment	(198)	(39)
Change in short-term investment	—	350
Net cash (used in) provided by investing activities	(198)	311
Cash flows from financing activities:
Proceeds from exercise of stock options	20	5
Payment of contingent fee arrangement	(28)	(83)
Repurchase of common stock	—	(224)
Net cash used in financing activities	(8)	(302)
Net (decrease) increase in cash and cash equivalents	(578)	903
Cash and cash equivalents, beginning of period	15,296	11,209
Cash and cash equivalents, end of period	$14,718	$12,112

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

2. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2012 ("2012 Form 10-K").  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2012 Form 10-K.
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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

3.  Recent Accounting Pronouncements

Accounting Standards Codification 220 "Comprehensive Income."  In February 2013, Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" was issued.  The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this ASU seek to attain this objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income.  This ASU is effective prospectively for reporting periods beginning after December 15, 2012.  Adoption of this ASU did not have a material impact effect on the Company's consolidated financial results.
4.  Computation of Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of the warrant described below and common shares issuable upon conversion of the convertible note described in Note 6 below.  The following are the share amounts utilized to compute the basic and diluted net income per share for the three months ended March 31, 2013 and 2012 (adjusted for the Reverse Stock Split):

	Three Months Ended March 31,
	2013	2012
Basic shares:
Weighted average common shares outstanding	8,856,289	9,224,755
Weighted average common shares repurchased	—	(7,282)
Basic shares	8,856,289	9,217,473

Diluted Shares:
Basic Shares	8,856,289	9,217,473
Weighted average dilutive securities	219,243	278,489
Dilutive Shares	9,075,532	9,495,962
For the three months ended March 31, 2013 and March 31, 2012, weighted average dilutive securities included dilutive options.
For the three months ended March 31, 2013, 2.6 million of potentially anti-dilutive securities have been excluded from the calculation of diluted net income per share, respectively.  For the three months ended March 31, 2012, 2.5 million of potentially anti-dilutive securities have been excluded from the calculation of diluted net income per share, respectively.

 On February 13, 2012, the Company announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized the Company to repurchase an additional $2.0 million of Company Common Stock on June 7, 2012.  Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the program at any time.  The Company will fund repurchases through the use of available cash. The Company began repurchasing its common stock on March 7, 2012.   During the three months ended March 31, 2012, 45,988 shares were repurchased for an aggregate price of $0.2 million.  The average price paid for all shares repurchased during the three months ended March 31, 2012 was $4.87.  No shares were repurchased during the quarter ended March 31, 2013. The shares repurchased in the three months ended March 31, 2012 were cancelled by the Company and returned to authorized and unissued shares.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Warrant.  On September 17, 2010 ("Acquisition Date"), the Company acquired substantially all of the assets of privately-held Autotropolis, Inc., a Florida corporation, and Cyber Ventures, Inc., a Florida corporation (collectively, "Cyber").  In connection with the acquisition of Cyber, the Company issued to the sellers a warrant to purchase 400,000 shares of Company common stock ("Warrant"). The Warrant was valued at $3.15 per share on the Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Warrant was valued based on long-term volatilities of the Company and comparable public companies as of the Acquisition Date.  The exercise price of the warrant is $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant becomes exercisable on the third anniversary of the issuance date and expires on the eighth anniversary of the issuance date.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.

5. Share-Based Compensation
Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income as follows:

	Three Months Ended March 31,
	2013	2012

	(in thousands)
Share-based compensation expense:
Cost of revenues	$12	$12
Sales and marketing	35	92
Technology support	60	92
General and administrative	79	86
Share-based compensation costs	186	282

Amount capitalized to internal use software	—	1
Total share-based compensation costs	$186	$281
Service-Based Options.  During the three months ended March 31, 2013, the Company granted 57,000 service-based stock options with weighted average grant date fair values of $2.19 and weighted average exercise prices of $4.01.  During the three months ended March 31, 2012, the Company granted 19,400 service-based stock options with weighted average grant date fair values of $2.41 and weighted average exercise prices of $3.93.  These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee's continued employment with the Company during the vesting period.
  Performance-based Options.  During the three months ended March 31, 2013, the Company granted 87,117 performance-based stock options ("2013 Performance Options") to certain employees with a weighted average grant date fair value of $2.19, using a Black-Scholes option pricing model.  The 2013 Performance Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2013 revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") goals and (ii) time vesting.
During the three months ended March 31, 2012, the Company granted 249,199 performance-based stock options ("2012 Performance Options") to certain employees with a weighted average grant date fair value of $2.39, using a Black-Scholes option pricing model.  The 2012 Performance Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2012 revenues and EBITDA goals and (ii) time vesting.  Based on the Company's 2012 revenues and EBITDA performance, 161,394 of the 2012 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date, with the remainder vesting ratably over twenty-four months thereafter.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)
Market Condition Options.  In 2009 the Company granted 213,650 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $1.75, with a fair market value per option granted of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vested ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company's common stock, which conditions have been satisfied. During the three months ended March 31, 2013 and March 31, 2012, 4,000 and 930 of these market condition stock options were exercised, respectively.
During the three months ended March 31, 2013, 8,000 stock options (inclusive of the 4,000 market condition stock options exercised during the period)  were exercised, with aggregate weighted average exercise prices of $2.43.  There were 1,606 stock options (inclusive of the 930 market condition stock options exercised during the period) exercised during the three months ended March 31, 2012, with aggregate weighted average exercise prices of $2.32.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Dividend yield	—	—
Volatility	72%	84%
Risk-free interest rate	0.6%	0.7%
Expected life (years)	4.3	4.2

6. Selected Balance Sheet Accounts
Property and Equipment.  Property and equipment consists of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Computer software and hardware and capitalized internal use software	$11,927	$11,729
Furniture and equipment	1,252	1,252
Leasehold improvements	892	892
	14,071	13,873
Less – Accumulated depreciation and amortization	(12,483)	(12,280)
Property and equipment, net	$1,588	$1,593

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

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)
The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with General Motors, Urban Science Applications (acting on behalf of several Manufacturers) and Nissan/Infiniti.  During the first three months of 2013, approximately 25% of the Company's total revenues were derived from these three customers, and approximately 36%, or $4.4 million of gross accounts receivable related to these three customers at March 31, 2013.
During the first three months of 2012, approximately 32% of the Company's total revenues were derived from General Motors, Urban Science Applications and AutoNation, and approximately 36%, or $4.0 million of gross accounts receivables related to these three customers at March 31, 2012.
Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.
In connection with the acquisition of Cyber on September 17, 2010, the Company identified $4.5 million of intangible assets.  The intangible assets will be amortized over the following estimated useful lives:

Intangible Asset	Estimated Useful Life
Trademarks/trade names	5 years
Software and publications	3 years
Customer relationships	3 years
Employment/non-compete agreements	5 years

Amortization expense for the remainder of the year and for the next four years is as follows:
Year	Amortization Expense
(in thousands)

2013	$ 700
2014	284
2015	208
2016	3
2017	—
$ 1,195

Goodwill. The Company recognized $11.7 million in goodwill related to the acquisition of Cyber in 2010. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)
Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Compensation and related costs and professional fees	$1,135	$2,006
Other accrued expenses	2,691	2,847
Amounts due to customers	155	149
Other current liabilities	316	375
Total accrued expenses and other current liabilities	$4,297	$5,377

Long-term debt.  In connection with the acquisition of Cyber, the Company issued a convertible subordinated promissory note for $5.0 million ("Convertible Note") to the sellers.  The fair value of the Convertible Note as of the Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the Convertible Note included a market yield of 15.0% and stock price volatility of 77.5%.  As the Convertible Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Convertible Note is due and payable on September 30, 2015.  At any time after September 30, 2013, the holders of the Convertible Note may convert all or any part of, but in 40,000 minimum share increments, the then outstanding and unpaid principal of the Convertible Note into fully paid shares of the Company's common stock at a conversion price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Convertible Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Convertible Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

7.  Taxes

The Company was audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011.  The Company paid $166,000 related to this sales tax audit in April 2013 and the audit is now closed. The Company was also notified of an examination by the New York State Department of Taxation and Finance for income tax for the period January 1, 2009 through December 31, 2011 that is scheduled for June 2013.  The Company believes it has made adequate reserves for state tax items through March 31, 2013.

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

9. Other Income

In March 2013, the Company received a $0.5 million payment related to termination of a license agreement under which the Company had licensed certain rights in the Company's proprietary software, business procedures, and brand. The license agreement, originally entered into in 2002, had an original term of 25 years, with the licensee having the right to terminate the agreement early upon two years notice.  The license agreement did not generate any revenue for the Company, other than $250,000 annually which was recorded as other income since inception of the license agreement.  The licensee exercised its right to terminate the license agreement and, in order to terminate the license agreement prior to the end of the notice period, agreed to a pre-payment of the annual license fees that otherwise would have been due during the two-year notice period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "will" and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K"). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.
You should read the following discussion of our results of operations and financial condition in conjunction with our unaudited consolidated condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2012 Form 10-K.
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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2012 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2012 Form 10-K.

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

Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites ("Internally-Generated Leads") or acquired ("Non-Internally-Generated Leads") from third parties that generate Leads from their websites ("Non-Company Websites").  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Leads.  In addition, in 2011 we started using R.L. Polk & Co. to evaluate the performance quality of both our Internally-Generated Leads as well as those we acquire from our third party Lead suppliers.  Our Manufacturers and wholesale customers and R.L. Polk & Co. match the Leads we deliver to our customers against vehicle sales data to provide us with closing rates for the Leads we deliver to our customers and information that allows us to compare these closing rates to the closing rates of the Leads we acquire from third party suppliers.  Findings from these data suggest that Internally-Generated Leads close at over twice the industry average derived from the data. Based on the most current Polk data, automotive Leads from consumers shopping on Autobytel.com have a conversion rate of 24% within 90 days of Lead submission.
In addition, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize from acquiring Leads from us.  We can now optimize the mix of Leads we deliver to our Dealers based on multiple sources of quality measurements. Also by reporting the buying behavior of potential consumers, the findings also can help shape improvements to online Lead management; online advertising and dealership sales process training.  By providing actionable data, we are now placing considerable intelligence in the hands of our customers, and are seeing increased budget allocations for purchasing Leads from us.
For the three months ended March 31, 2013, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:
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

Results of Operations
 Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following table sets forth certain income statement data for the three-month periods ended March 31, 2013 and 2012 (certain amounts may not calculate due to rounding):

	2013	% of total revenues	2012	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$17,517	96%	$15,794	95%	$1,723	11%
Advertising	715	4	859	5	(144)	(17)
Other revenues	29	—	52	—	(23)	(44)
Total revenues	18,261	100	16,705	100	1,556	9
Cost of revenues (excludes depreciation of $28 and $32 for the three months ended March 31, 2013 and 2012, respectively)	11,669	64	9,869	59	1,800	18
Gross profit	6,592	36	6,836	41	(244)	(4)
Operating expenses:
Sales and marketing	2,241	12	2,345	14	(104)	(4)
Technology support	1,705	9	1,828	11	(123)	(7)
General and administrative	2,290	13	2,015	12	275	14
Depreciation and amortization	424	2	402	2	22	5
Litigation settlements	(71)	—	(70)	—	(1)	1
Total operating expenses	6,589	36	6,520	39	69	1
Operating income	3	—	316	2	(313)	(99)
Interest and other income (expense), net	402	2	(1)	—	403	(40,300)
Income before income tax provision	405	2	315	2	90	29
Income tax provision	71	—	62	—	9	15
Net income	$334	2%	$253	2%	$81	32%

Lead fees.  Lead revenue increased $1.7 million or 11% in the first quarter of 2013 compared to the first quarter of 2012 primarily due to an increase of 18% and 11% in the volume of automotive Leads delivered to new and used retail Dealers and Manufacturers and other wholesale purchasers, respectively.

Advertising. Advertising revenues decreased $0.1 million or 17% in the first quarter of 2013 compared to the first quarter of 2012 due primarily to a decrease in site advertising revenue.

Cost of Revenues.  Cost of revenues consists of Lead and traffic acquisition costs and other cost of revenues. Lead and traffic acquisition costs consist of payments made to our Lead providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of search engine marketing ("SEM") and fees paid to third parties for data and content, including search engine optimization ("SEO") activity, included on our properties, connectivity costs, development costs related to our websites, costs associated with our video and editorial content, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company's websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.
Cost of revenues increased $1.8 million or 18% in the first quarter of 2013 compared to the first quarter of 2012 primarily due to an increase in SEM costs.

      Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the first quarter of 2013 decreased by $0.1 million or 4% compared to the first quarter of 2012 due primarily to lower headcount-related compensation costs.
Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure. Technology support expenses in the first quarter of 2013 decreased by $0.1 million or 7% compared to the first quarter of 2012 due to decreased personnel costs and computer software and maintenance costs.
General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first quarter of 2013 increased by $0.3 million or 14% compared to the first quarter of 2012 due to an increase in headcount-related compensation costs, insurance costs, professional fees and one-time relocation expenses.
Depreciation and amortization.  Depreciation and amortization expense increased $22,000 in the first quarter of 2013 compared to the first quarter of 2012 primarily due to addition of assets since the first quarter of 2012.
Litigation settlements.  Litigation settlements for the first quarter of 2013 were $71,000 compared to $70,000 in the first quarter of 2012.
Interest and other income (expense), net. Interest and other income was $0.4 million for the first quarter of 2013 compared to interest and other expense of $1,000 in the first quarter of 2012.  The first quarter of 2013 included receipt of a $0.5 million final payment related to early termination of a license agreement pursuant to which the Company, as licensor, had licensed certain rights in the Company's proprietary software, business procedures, and brand.
Income taxes. Income tax expense was $71,000 in the first quarter of 2013 compared to $62,000 in the first quarter of 2012. The current quarter tax expense related to various state taxes and the deferred tax liability related to tax deductible goodwill amortization.

Liquidity and Capital Resources
The table below sets forth a summary of our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash (used in) provided by operating activities	$(372)	$894
Net cash (used in) provided by investing activities	(198)	311
Net cash used in financing activities	(8)	(302)
Our principal sources of liquidity are our cash and cash equivalents balances and positive operating cash flow.  Our cash and cash equivalents totaled $14.7 million as of March 31, 2013 compared to cash and cash equivalents of $15.3 million as of December 31, 2012.

On February 13, 2012, we announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized us to repurchase an additional $2.0 million of Company common stock on June 7, 2012.  Under these repurchase programs, we may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require us to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time.  We will fund repurchases through the use of available cash. We began repurchasing Company common stock on March 7, 2012.  During the three months ended March 31, 2012, 45,988 shares were repurchased for an aggregate price of $0.2 million.  The average price paid for all shares repurchased during the three months ended March 31, 2012 was $4.87.  No shares were repurchased during the quarter ended March 31, 2013.  The shares repurchased in the three months ended March 31, 2012 were cancelled by the Company and returned to authorized and unissued shares.

We entered into an $8.0 million revolving credit facility ("Facility") in February 2013 with Union Bank, N.A.  The Facility may be used as a source to finance capital expenditures, acquisitions, stockholder buybacks, and other general corporate purposes.  Borrowings under the Facility will bear interest at either the bank's Reference Rate (prime rate) minus 0.50% or the London Interbank Offering Rate (LIBOR) plus 1.50%, at the option of the Company.  We will also pay a commitment fee on the unused facility of 0.10% payable quarterly in arrears.  The Facility has not been drawn against as of March 31, 2013.  The Facility contains certain customary representations and warranties, affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain a minimum consolidated net liquidity, profitability, EBITDA and tangible net worth, with which the Company was in compliance with as of March 31, 2013.  Borrowings under the Facility are to be secured by a first priority security interest on our accounts receivable and proceeds thereof.  The Facility matures in February 2015.
Net Cash (Used in) Provided by Operating Activities.  Net cash used in operating activities in the three months ended March 31, 2013 of $0.4 million resulted primarily from net income of $0.3 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $1.0 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2012 and paid in the first three months of 2013, a $1.8 million increase in our accounts receivable balance related to the timing of payments received from our customers offset by a $1.4 million increase in our accounts payable balance related to the timing of payments made.  Net cash provided by operating activities in the three months ended March 31, 2012 of $0.9 million resulted primarily from net income of $0.3 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $0.8 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2011 and paid in the first three months of 2012 offset by a $1.0 million increase in our accounts payable balance related to the timing of payments made.
Net Cash (Used in) Provided by Investing Activities.  Net cash used in investing activities was $0.2 million in the three months ended March 31, 2013 primarily related to purchases of property and equipment. Net cash provided by investing activities was $0.3 million in the three months ended March 31, 2012 primarily related to net changes in a certificate of deposit used to secure the processing of certain SEM activity offset by purchases of property and equipment.
Net Cash Used in Financing Activities.  Stock options for 8,000 shares of stock were exercised in the three months ended March 31, 2013 resulting in $20,000 cash inflow.  Net cash used in financing activities in the three months ended March 31, 2013 also consisted of contingent payments of $28,000 related to the Cyber acquisition.  Stock options for 1,606 shares of stock were exercised in the three months ended March 31, 2012 resulting in $5,000 cash inflow.  Net cash used in financing activities in the three months ended March 31, 2012 consisted of a contingent payment of $83,000 related to the Cyber acquisition and $0.2 million used to repurchase our common stock.  Our future cash flows from employee stock options, if any, will depend on the future timing, exercise price, and amount of stock option exercises.

Off-Balance Sheet Arrangements
At March 31, 2013, we had no off-balance sheet arrangements as defined in Regulation SK, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three months ended March 31, 2013 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2012 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

The risk factors set forth in Part I, Item 1A, "Risk Factors" of the 2012 Form 10-K may affect our future financial condition and results of operations.  The risks described in the 2012 Form 10-K are not the only risks we face.  In addition to the risks set forth in the 2012 Form 10-K additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Item 6.  Exhibits
2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. ("Autobytel" or the "Company")) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239) and as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 1-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761), as amended by  Amendment to Third Amended and Restated Bylaws of Autobytel dated September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 1-34761)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1*	Amended and Restated Employment Agreement dated as of April 24, 2013 between Autobytel and John J. Skocilic

10.2*	Amended and Restated Severance Agreement dated May 1, 2013 between Autobytel and John J. Skocilic

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

Date: May 2, 2013	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 2, 2013	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. ("Autobytel" or the "Company")) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239) and as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 1-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761), as amended by  Amendment to Third Amended and Restated Bylaws of Autobytel dated September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 1-34761)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan, dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1*	Amended and Restated Employment Agreement dated as of April 24, 2013 between Autobytel and John J. Skocilic

10.2*	Amended and Restated Severance Agreement dated May 1, 2013 between Autobytel and John J. Skocilic

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.