Form 10-Q
period 2013-06-30
AUTOBYTEL INC
filed 2013-08-01
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

As of July 29, 2013, there were 8,903,359 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

Index

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of June 30, 2013 and December 31, 2012	3

	Unaudited Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2013 and the Three and Six Months Ended June 30, 2012	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and the Six Months Ended June 30, 2012	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4.	Controls and Procedures	18

	PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors	19

ITEM 6.	Exhibits	19

	Signatures	21

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	June 30,	December 31,
	2013	2012*
Assets
Current assets:
Cash and cash equivalents	$15,815	$15,296
Accounts receivable, net of allowances for bad debts and customer credits of $444 and $426 at June 30, 2013 and December 31, 2012, respectively	11,623	10,081
Prepaid expenses and other current assets	787	504
Total current assets	28,225	25,881
Property and equipment, net	1,606	1,593
Intangible assets, net	869	1,539
Goodwill	11,677	11,677
Other assets	120	77
Total assets	$42,497	$40,767
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,741	$3,837
Accrued expenses and other current liabilities	3,104	5,377
Deferred revenues	—	168
Total current liabilities	9,845	9,382
Convertible note payable	5,000	5,000
Other non-current liabilities	731	620
Total liabilities	15,576	15,002
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 8,875,138 and 8,855,400 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	9	9
Additional paid-in capital	306,687	306,252
Accumulated deficit	(279,775)	(280,496)
Total stockholders’ equity	26,921	25,765
Total liabilities and stockholders’ equity	$42,497	$40,767

* Amounts were derived from audited financial statements

See accompanying notes to unaudited consolidated condensed financial statements.

Index
AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Lead fees	$16,843	$14,760	$34,360	$30,554
Advertising	895	927	1,611	1,786
Other revenues	33	44	61	96
Total revenues	17,771	15,731	36,032	32,436
Cost of revenues (excludes depreciation of $23 and $32 for the three months ended June 30, 2013 and 2012, respectively, and $51 and $64 for the six months ended June 30, 2013 and 2012, respectively)	10,815	9,396	22,485	19,265
Gross profit	6,956	6,335	13,547	13,171
Operating expenses:
Sales and marketing	2,136	2,268	4,376	4,613
Technology support	1,767	1,619	3,473	3,447
General and administrative	2,146	1,773	4,435	3,788
Depreciation and amortization	409	401	833	803
Litigation settlements	(67)	(67)	(138)	(137)
Total operating expenses	6,391	5,994	12,979	12,514

Operating income	565	341	568	657
Interest and other income (expense), net	(96)	(3)	307	(4)
Income before income tax provision	469	338	875	653
Income tax provision	83	107	154	169
Net income and comprehensive income	$386	$231	$721	$484

Basic income per common share	$0.04	$0.03	$0.08	$0.05

Diluted income per common share	$0.04	$0.02	$0.08	$0.05

See accompanying notes to unaudited consolidated condensed financial statements.

Index
AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$721	$484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,061	1,019
Provision for bad debts	15	86
Provision for customer credits	310	93
Share-based compensation	374	499
Changes in assets and liabilities:
Accounts receivable	(1,867)	104
Prepaid expenses and other current assets	(283)	119
Other assets	(43)	—
Accounts payable	2,904	1,541
Accrued expenses and other current liabilities	(2,217)	(925)
Deferred revenues	(168)	(58)
Non-current liabilities	111	(52)
Net cash provided by operating activities	918	2,910
Cash flows from investing activities:
Purchases of property and equipment	(404)	(455)
Change in short-term investment	—	350
Net cash (used in) investing activities	(404)	(105)
Cash flows from financing activities:
Proceeds from exercise of stock options	61	15
Payment of contingent fee arrangement	(56)	(167)
Repurchase of common stock	—	(1,453)
Net cash provided by (used in) financing activities	5	(1,605)
Net increase in cash and cash equivalents	519	1,200
Cash and cash equivalents, beginning of period	15,296	11,209
Cash and cash equivalents, end of period	$15,815	$12,409

See accompanying notes to unaudited consolidated condensed financial statements.

Index
AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Operations

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through its programs for online lead referrals (“Leads”), Dealer marketing products and services, and online advertising programs and data products.

The Company’s consumer-facing automotive websites (“Company Websites”), including its flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Vehicle Leads”). For consumers who may not be able to secure loans through conventional lending sources, the Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing (“Finance Leads”). The Company’s mission for consumers is to be “Your Lifetime Automotive Advisor®” by engaging consumers throughout the entire lifecycle of their automotive needs.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The NASDAQ Capital Market under the symbol ABTL.

2.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2012 (“2012 Form 10-K”).  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2012 Form 10-K.

On July 11, 2012, the Company implemented a 1-for-5 reverse split of the Company’s common stock, $0.001 par value per share (“Reverse Stock Split”).  Accordingly, each five shares of common stock were reclassified into one share of common stock.  All share and per share amounts and all options and other common stock derivatives, including their exercise/conversion prices, for all periods presented have been adjusted to reflect the Reverse Stock Split as though it had occurred as of the earliest period presented.  Such reclassification did not impact prior period net income or total stockholders’ equity.

Index
AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

3.	Recent Accounting Pronouncements

Accounting Standards Codification 220 “Comprehensive Income.”  In February 2013, Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” was issued.  The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this ASU seek to attain this objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income.  This ASU is effective prospectively for reporting periods beginning after December 15, 2012.  Adoption of this ASU did not have a material impact effect on the Company’s consolidated financial results.

4.	Computation of Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net income per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of unvested restricted stock, common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of the Warrant described below and common shares issuable upon conversion of the Convertible Note described in Note 6 below.  The following are the share amounts utilized to compute the basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012 (adjusted for the Reverse Stock Split):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic shares:
Weighted average common shares outstanding	8,865,407	9,227,698	8,860,873	9,226,216
Weighted average common shares repurchased	—	(167,218)	—	(86,584)
Basic shares	8,865,407	9,060,480	8,860,873	9,139,632

Diluted Shares:
Basic Shares	8,865,407	9,060,480	8,860,873	9,139,632
Weighted average dilutive securities	267,770	215,414	243,436	247,408
Dilutive Shares	9,133,177	9,275,894	9,104,309	9,387,040

For the three and six months ended June 30, 2013 and June 30, 2012, weighted average dilutive securities included dilutive options.

For both the three and six months ended June 30, 2013, 2.5 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net income per share, respectively.  For both the three and six months ended June 30, 2012, 2.6 million anti-dilutive shares of common stock have been excluded from the calculation of diluted net income per share, respectively.

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

Index
AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

The average price paid for all shares repurchased during the three and six months ended June 30, 2012 was $3.69 and $3.83, respectively.  No shares were repurchased during the three and six months ended June 30, 2013.  The shares repurchased in the three and six months ended June 30, 2012 were cancelled by the Company and returned to authorized and unissued shares.

Warrant.  On September 17, 2010 (“Acquisition Date”), the Company acquired substantially all of the assets of privately-held Autotropolis, Inc., a Florida corporation, and Cyber Ventures, Inc., a Florida corporation (collectively, “Cyber”).   In connection with the acquisition of Cyber, the Company issued to the sellers a warrant to purchase 400,000 shares of Company common stock (“Warrant”). The Warrant was valued at $3.15 per share on the Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Warrant was valued based on long-term volatilities of the Company and comparable public companies as of the Acquisition Date.  The exercise price of the Warrant is $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant becomes exercisable on the third anniversary of the issuance date and expires on the eighth anniversary of the issuance date.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.

5.	Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Share-based compensation expense:
Cost of revenues	$12	$11	$25	$23
Sales and marketing	41	71	76	162
Technology support	57	77	116	169
General and administrative	79	61	158	147
Share-based compensation costs	189	220	375	501

Amount capitalized to internal use software	1	2	1	2
Total share-based compensation costs	$188	$218	$374	$499

Service-Based Options.  During the three months ended June 30, 2013, the Company granted 39,000 service-based stock options with weighted average grant date fair values of $2.27 and weighted average exercise prices of $4.56.  During the three months ended June 30, 2012, the Company granted 22,000 service-based stock options with weighted average grant date fair values of $2.42 and weighted average exercise prices of $4.01.  During the six months ended June 30, 2013, the Company granted 96,000 service-based stock options with weighted average grant date fair values of $2.22 and weighted average exercise prices of $4.23.  During the six months ended June 30, 2012, the Company granted 41,400 service-based stock options with weighted average grant date fair values of $2.42 and weighted average exercise prices of $3.98.  These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

Performance-based Options.  During the six months ended June 30, 2013, the Company granted 87,117 performance-based stock options (“2013 Performance Options”) to certain employees with a weighted average grant date fair value of $2.19, using a Black-Scholes option pricing model and exercise price of $4.00.  The 2013 Performance Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2013 revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) goals and (ii) time vesting.

Index
AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

During the six months ended June 30, 2012, the Company granted 249,199 performance-based stock options (“2012 Performance Options”) to certain employees with a weighted average grant date fair value of $2.39, using a Black-Scholes option pricing model and exercise price of $3.98.  The 2012 Performance Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2012 revenues and EBITDA goals and (ii) time vesting.  Based on the Company’s 2012 revenues and EBITDA performance, 161,394 of the 2012 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date, with the remainder vesting ratably over twenty-four months thereafter.

Market Condition Options.  In 2009, the Company granted 213,650 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $1.75, with a fair market value per option granted of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company’s common stock, which conditions have been satisfied. During the three months ended June 30, 2013 and June 30, 2012, 1,076 and 4,276 of these market condition stock options were exercised, respectively.  During the six months ended June 30, 2013 and June 30, 2012, 5,076 and 5,206 of these market condition stock options were exercised, respectively.

During the three and six months ended June 30, 2013, 13,738 and 21,738 stock options (inclusive of the 1,076 and 5,076 market condition stock options exercised during the period, respectively) were exercised, with aggregate weighted average exercise prices of $3.77 and $3.27, respectively.  There were 5,138 and 6,744 stock options (inclusive of the 4,276 and 5,206 market condition stock options exercised during the period, respectively) exercised during the three and six months ended June 30, 2012 with aggregate weighted average exercise prices of $1.98 and $2.06, respectively.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend yield	—	—	—	—
Volatility	64%	82%	70%	84%
Risk-free interest rate	0.9%	0.6%	0.7%	0.6%
Expected life (years)	4.3	4.2	4.3	4.2

6.	Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Computer software and hardware and capitalized internal use software	$11,685	$11,729
Furniture and equipment	1,251	1,252
Leasehold improvements	895	892
	13,831	13,873
Less – Accumulated depreciation and amortization	(12,225)	(12,280)
Property and equipment, net	$1,606	$1,593

Index
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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Nissan. During the first six months of 2013, approximately 24% of the Company’s total revenues were derived from these three customers, and approximately 34%, or $4.1 million, of gross accounts receivable related to these three customers at June 30, 2013.

During the first six months of 2012, approximately 28% of the Company’s total revenues were derived from General Motors, Urban Science Applications (which represents several Manufacturer programs) and AutoNation, and approximately 28%, or $2.9 million of gross accounts receivables related to these three customers at June 30, 2012.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.

In connection with the acquisition of Cyber on the Acquisition Date, the Company identified $4.5 million of intangible assets.  The intangible assets will be amortized over the following estimated useful lives:

Intangible Asset	Estimated Useful Life
Trademarks/trade names	5 years
Software and publications	3 years
Customer relationships	3 years
Employment/non-compete agreements	5 years

Amortization expense for the remainder of the year and for the next four years is as follows:

Year	Amortization Expense
(in thousands)
2013	$365
2014	284
2015	208
2016	3
2017	—
$860

Index

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Goodwill.  The Company recognized $11.7 million in goodwill related to the acquisition of Cyber in 2010.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Compensation and related costs	$1,712	$2,006
Professional fees and other accrued expenses	936	2,847
Amounts due to customers	167	149
Other current liabilities	289	375
Total accrued expenses and other current liabilities	$3,104	$5,377

Long-term debt.  In connection with the acquisition of Cyber, the Company issued a convertible subordinated promissory note for $5.0 million (“Convertible Note”) to the sellers.  The fair value of the Convertible Note as of the Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the Convertible Note included a market yield of 15.0% and stock price volatility of 77.5%.  As the Convertible Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Convertible Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Convertible Note may convert all or any part of, but in 40,000 minimum share increments, the then outstanding and unpaid principal of the Convertible Note into fully paid shares of the Company’s common stock at a conversion price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Convertible Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Convertible Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

Credit Facility.  We entered into an $8.0 million revolving credit facility (“Facility”) in February 2013 with Union Bank, N.A.  The Facility may be used as a source to finance capital expenditures, acquisitions, stockholder buyback, and other general corporate purposes.  Borrowings under the Facility will bear interest at either the bank’s Reference Rate (prime rate) minus 0.50% or the London Interbank Offering Rate (LIBOR) plus 1.50%, at the option of the Company.  We will also pay a commitment fee on the unused Facility of 0.10% payable quarterly in arrears.  The Facility has not been drawn against as of June 30, 2013.  The Facility contains certain customary representations and warranties, affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain a minimum consolidated net liquidity, profitability, EBITDA and tangible net worth, with which the Company was in compliance with as of June 30, 2013.  Borrowings under the Facility are secured by a first priority security interest on our accounts receivable and proceeds thereof.  The Facility matures in February 2015.

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

Litigation

From time to time, the Company may be involved in litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costsand diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition and cash flows.

Index
AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

Other taxes

The Company was audited in June 2011 by the New York State Department of Taxation and Finance for sales tax for the period December 1, 2003 through February 28, 2011.  The Company paid $166,000 related to this sales tax audit in April 2013, and the audit is now closed.

8.	Other Income

In March 2013, the Company received a $0.5 million payment related to termination of a license agreement under which the Company had licensed certain rights in the Company’s proprietary software, business procedures and brand. The license agreement, originally entered into in 2002, had an original term of 25 years, with the licensee having the right to terminate the agreement early upon two years notice.  The license agreement did not generate any revenue for the Company, other than $250,000 annually which was recorded as other income since inception of the license agreement.  The licensee exercised its right to terminate the license agreement and, in order to terminate the license agreement prior to the end of the notice period, agreed to a pre-payment of the annual license fees that otherwise would have been due during the two-year notice period.

9.	Income Taxes

On an interim basis, the Company estimates what its anticipated annual effective tax rate will be and records a quarterly income tax provision in accordance with the estimated annual rate, plus the tax effect of certain discrete items that arise during the quarter.  As the fiscal year progresses, the Company refines its estimates based on actual events and financial results during the year.  This process can result in significant changes to the Company's estimated effective tax rate.  When this occurs, the income tax provision is adjusted during the quarter in which the estimates are refined so that the year-to-date provision reflects the estimated annual effective tax rate.  These changes, along with adjustments to the Company's deferred taxes and related valuation allowance, may create fluctuations in the overall effective tax rate from quarter to quarter.

Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of June 30, 2013 and December 31, 2012. Over the past twelve quarters the Company has been in a position of overall cumulative losses however we anticipate that by the fourth quarter of the current year, we will be able to demonstrate overall cumulative income in the trailing twelve quarters. While this factor does not in and of itself indicate that the valuation allowance or a portion of the allowance should be removed, it is an indicator that needs to be considered in the evaluation of the valuation allowance. Other factors will also need to be assessed including the future projections of taxable income and the Company’s ability to accurately project such taxable income. As such, the Company will be continuously reassessing the appropriateness of releasing the valuation allowance.

The Company’s effective tax rate for the three and six months ended June 30, 2013 differed from the U.S. federal statutory rate primarily due to the impact of changes in the valuation allowance and to the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.2 million as of June 30, 2013, of which none would impact the effective tax rate if recognized.  The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $17,000 and $13,000 as of June 30, 2013 and December 31, 2012, respectively.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense for each of the three and six months ended June 30, 2013 and June 30, 2012.

The Company is subject to taxation in the U.S. and in various state jurisdictions.  Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2009 are not subject to examination by the U.S. Internal Revenue Service.  Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2008 are no longer subject to examination.  The Company is currently under examination by the State of New York for the years 2009 through 2011, but does not anticipate any material adjustments.  The Company has estimated that none of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.  Audit outcomes and the timing of settlements are subject to significant uncertainty.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2012 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2012 Form 10-K.

On July 11, 2012, the Company implemented a 1-for-5 reverse split of the Company’s common stock, $0.001 par value per share (“Reverse Stock Split”).  Trading of the common stock on a post-Reverse Stock Split adjusted basis on The NASDAQ Capital Market began on July 12, 2012. Accordingly, each five shares of common stock were reclassified into one share of common stock.  All share and per share amounts and all options and other common stock derivatives, including their exercise/conversion prices, for all periods presented have been adjusted to reflect the Reverse Stock Split as though it had occurred as of the earliest period presented.  Such reclassification did not impact prior period net income or total stockholders’ equity.

Index
Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online purchase request referrals (“Leads”), Dealer marketing products and services, and online advertising programs and data products.  Our consumer-facing automotive websites (“Company Websites”), including our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Vehicle Leads”).  For consumers who may not be able to secure loans through conventional lending sources, our Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing (“Finance Leads”).  The Company’s mission for consumers is to be “Your Lifetime Automotive Advisor ®” by engaging consumers throughout the entire lifecycle of their automotive needs.

Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired (“Non-Internally-Generated Leads”) from third parties that generate Leads from their websites (“Non-Company Websites”).  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Leads.  In addition, in 2011 we started using R.L. Polk & Co. to evaluate the performance quality of both our Internally-Generated Leads as well as those we acquire from our third party Lead suppliers.  Our Manufacturers and wholesale customers and R.L. Polk & Co. match the Leads we deliver to our customers against vehicle sales data to provide us with closing rates for the Leads we deliver to our customers and information that allows us to compare these closing rates to the closing rates of the Leads we acquire from third party suppliers.  Based on the most current Polk data, automotive Leads from consumers shopping on Autobytel.com have a conversion rate of over 24% within 90 days of Lead submission.

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

For the three and six months ended June 30, 2013, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:

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

Index
Results of Operations

 Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following table sets forth certain income statement data for the three-month periods ended June 30, 2013 and 2012 (certain amounts may not calculate due to rounding):

	2013	% of total revenues	2012	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$16,843	95%	$14,760	94%	$2,083	14%
Advertising	895	5	927	6	(32)	(3)
Other revenues	33	—	44	—	(11)	(25)
Total revenues	17,771	100	15,731	100	2,040	13
Cost of revenues (excludes depreciation of $23 and $32 for the three months ended June 30, 2013 and 2012, respectively)	10,815	61	9,396	60	1,419	15
Gross profit	6,956	39	6,335	40	621	10
Operating expenses:
Sales and marketing	2,136	12	2,268	14	(132)	(6)
Technology support	1,767	10	1,619	10	148	9
General and administrative	2,146	12	1,773	11	373	21
Depreciation and amortization	409	2	401	3	8	2
Litigation settlements	(67)	—	(67)	—	—	—
Total operating expenses	6,391	36	5,994	38	397	7
Operating income	565	3	341	2	224	66
Interest and other income (expense), net	(96)	—	(3)	—	(93)	(3,100)
Income before income tax provision	469	3	338	2	131	39
Income tax provision	83	1	107	1	(24)	(22)
Net income	$386	2%	$231	1%	$155	67%

Leads.  Lead revenue increased $2.1 million or 14% in the second quarter of 2013 compared to the second quarter of 2012 primarily due to an increase of 13% and 21% in the demand for volume of automotive Leads delivered to new and used retail Dealers and Manufacturers and other wholesale purchasers, respectively.

Advertising. Advertising revenues decreased less than $0.1 million or 3% in the second quarter of 2013 compared to the second quarter of 2012 due primarily to a decrease in data licensing revenue.

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

Cost of revenues increased $1.4 million or 15% in the second quarter of 2013 compared to the second quarter of 2012 primarily due to a corresponding increase in lead volume, coupled with increased investment in the lead acquisition team headcount.

Index
Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the second quarter of 2013 decreased by $0.1 million or 6% compared to the second quarter of 2012 due principally to lower headcount-related costs.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expenses in the second quarter of 2013 increased by $0.1 million or 9% compared to the second quarter of 2012 due to increased  headcount-related expense.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the second quarter of 2013 increased by $0.4 million or 21% compared to the second quarter of 2012 due to an increase in headcount-related compensation costs and professional fees.

Depreciation and amortization.  Depreciation and amortization expense was essentially flat in the second quarter of 2013 compared to the second quarter of 2012.

Litigation settlements.  Payments primarily from settlement of patent infringement claims against third parties relating to the third party's methods of Lead delivery for the second quarter of 2013 were $67,000 and were unchanged from the second quarter of 2012.

Income taxes. Income tax expense was $83,000 in the second quarter of 2013 compared to income tax expense of $107,000 in the second quarter of 2012. Both periods included tax expense related to various state taxes and the deferred tax liability related to tax deductible goodwill amortization.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth certain income statement data for the six-month periods ended June 30, 2013 and 2012 (certain amounts may not calculate due to rounding):

	2013	% of total revenues	2012	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$34,360	95%	$30,554	94%	$3,806	12%
Advertising	1,611	5	1,786	6	(175)	(10)
Other revenues	61	—	96	—	(35)	(36)
Total revenues	36,032	100	32,436	100	3,596	11
Cost of revenues (excludes depreciation of $51 and $64 for the six months ended June 30, 2013 and 2012, respectively)	22,485	62	19,265	59	3,220	17
Gross profit	13,547	38	13,171	41	376	3
Operating expenses:
Sales and marketing	4,376	12	4,613	14	(237)	(5)
Technology support	3,473	10	3,447	11	26	1
General and administrative	4,435	12	3,788	12	647	17
Depreciation and amortization	833	2	803	2	30	4
Litigation settlements	(138)	—	(137)	—	(1)	(1)
Total operating expenses	12,979	36	12,514	39	465	4
Operating income	568	2	657	2	(89)	(14)
Interest and other income (expense), net	307	—	(4)	—	311	7,775
Income before income tax provision	875	2	653	2	222	34
Income tax provision	154	—	169	1	(15)	(9)
Net income	$721	2%	$484	1%	$237	49%

Index
Leads.  Lead revenue increased $3.8 million or 12% in the first six months of 2013 compared to the first six months of 2012 primarily due to an increase of 15% and 16% in the demand for volume of automotive Leads delivered to new and used retail Dealers and Manufacturers and other wholesale purchasers, respectively.

Advertising. Advertising revenues decreased $0.2 million or 10% in the first six months of 2013 compared to the first six months of 2012 due primarily to lower display advertising coupled with lower data licensing revenue.

Cost of Revenues.  Cost of revenues increased $3.2 million or 17% in the first six months of 2013 compared to the first six months of 2012 primarily due to a corresponding increase in lead volume coupled with increased investment in the lead acquisition headcount.

Sales and Marketing.  Sales and marketing expense in the first six months of 2013 decreased $0.2 million or 5% compared to the first six months of 2012 due to lower headcount-related costs.

Technology Support.  Technology support expense in the first six months of 2013 increased slightly compared to the first six months of 2012 due to increased professional fees.

General and Administrative. General and administrative expense in the first six months of 2013 was $4.4 million, an increase of $0.6 million from the first six months of 2012 due to an increase in headcount related costs, professional fees and one-time personnel relocation expenses.

Depreciation and amortization.  Depreciation and amortization expense increased $30,000 or 4% in the first six months of 2013 compared to the first six months of 2012, primarily due to computer equipment purchases.

Litigation settlements.  Patent Infringement settlements for the first six months of 2013 were $138,000 compared to $137,000 in the first six months of 2012.  Payments primarily from settlement of patent infringement claims against third parties relating to the third party's methods of Lead delivery.

 Income taxes. Income tax expense was $154,000 in the first six months of 2013 compared to income tax expense of $169,000 in the first six months of 2012. Both periods tax expense relates to other state taxes and the deferred tax liability related to tax deductible goodwill amortization.  The prior period included the New York state income tax audit assessment for the period January 1, 2006 through December 31, 2008.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$918	$2,910
Net cash (used in) provided by investing activities	(404)	(105)
Net cash (used in) provided by financing activities	5	(1,605)

Our principal sources of liquidity are our cash and cash equivalents balances and positive operating cash flow.  Our cash and cash equivalents totaled $15.8 million as of June 30, 2013 compared to cash and cash equivalents of $15.3 million as of December 31, 2012.

On February 13, 2012, we announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized us to repurchase an additional $2.0 million of Company common stock on June 7, 2012.  Under these repurchase programs, we may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require us to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time.  We will fund repurchases through the use of available cash. We began repurchasing Company common stock on March 7, 2012.  During the three and six months ended June 30, 2012, 333,823 and 379,811 shares were repurchased for an aggregate price of $1.2 million and $1.5 million, respectively.  The average price paid for all shares repurchased during the three and six months ended June 30, 2012 was $3.69 and $3.83, respectively.  No shares were repurchased during the three and six months ended June 30, 2013.  The shares repurchased in the three and six months ended June 30, 2012 were cancelled by the Company and returned to authorized and unissued shares.

Index
Credit Facility.  We entered into an $8.0 million revolving credit facility (“Facility”) in February 2013 with Union Bank, N.A.  The Facility may be used as a source to finance capital expenditures, acquisitions, stockholder buyback, and other general corporate purposes.  Borrowings under the Facility will bear interest at either the bank’s Reference Rate (prime rate) minus 0.50% or the London Interbank Offering Rate (LIBOR) plus 1.50%, at the option of the Company.  We will also pay a commitment fee on the unused Facility of 0.10% payable quarterly in arrears.  The Facility has not been drawn against as of June 30, 2013.  The Facility contains certain customary representations and warranties, affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain a minimum consolidated net liquidity, profitability, EBITDA and tangible net worth, with which the Company was in compliance with as of June 30, 2013.  Borrowings under the Facility are secured by a first priority security interest on our accounts receivable and proceeds thereof.  The Facility matures in February 2015.

  Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the six months ended June 30, 2013 of $0.9 million resulted primarily from net income of $0.7 million, as adjusted for non-cash charges to earnings. In addition accounts payable increased $2.9 million offset by cash used to reduce accrued liabilities of $2.2 million, inclusive of the payment related to annual incentive compensation amounts accrued in 2012 and paid in the first three months of 2013, and a $1.9 million increase in our accounts receivable balance, related to increased sales and the timing of payments received from our customers.  Net cash provided by operating activities in the six months ended June 30, 2012 of $2.9 million resulted primarily from net income of $0.5 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $0.9 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2011 and paid in the first six months of 2012 offset by a $1.5 million increase in our accounts payable balance.

Net Cash (Used in) Investing Activities.  Net cash used in investing activities was $0.4 million in the six months ended June 30, 2013 related to purchases of property and equipment. Net cash used by investing activities was $0.1 million in the six months ended June 30, 2012 and is net of purchases of property and equipment, offset by a decrease in a certificate of deposit used to secure the processing of certain SEM activity offset by purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities.  Stock options for 21,738 and 6,744 shares of stock were exercised in the six months ended June 30, 2013 and 2012, respectively, which resulted in $61,000 and $15,000 cash inflow for the six months ended June 30, 2013 and 2012, respectively.  Net cash provided in financing activities in the six months ended June 30, 2013 was offset by contingent payments of $56,000 related to the Cyber acquisition.  Net cash used in financing activities in the six months ended June 30, 2012 consisted of contingent payments of $167,000 related to the Cyber acquisition and $1.5 million used to repurchase 379,811 shares of our common stock.  Our future cash flows from employee stock options, if any, will depend on the future timing, exercise price and amount of stock option exercises.

Off-Balance Sheet Arrangements

At June 30, 2013, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the six months ended June 30, 2013 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2012 Form 10-K.

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

Index
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

The risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2012 Form 10-K may affect our future financial condition and results of operations.  The risks described in the 2012 Form 10-K, are not the only risks we face.  In addition to the risks set forth in the 2012 Form 10-K, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Item 6.	Exhibits

2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239), and as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 1-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761), as amended by  Amendment to Third Amended and Restated Bylaws of Autobytel dated September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 1-34761)

3.3*	Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 3, 2013.

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

Index
4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

Date: August 1, 2013	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 1, 2013	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

Index
EXHIBIT INDEX

2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239), and as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 1-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761), as amended by  Amendment to Third Amended and Restated Bylaws of Autobytel dated September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 1-34761)

3.3*	Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 3, 2013.

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

Index
*	Filed herewith.
‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.