Form 10-Q
period 2013-09-30
AUTOBYTEL INC
filed 2013-11-07
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or
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

As of November 4, 2013, there were 8,909,686 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2013 and December 31, 2012	3

	Unaudited Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and the Three and Nine Months Ended September 30, 2012	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and the Nine Months Ended September 30, 2012	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors	24

ITEM 6.	Exhibits	25

	Signatures	26

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	September 30, 2013	December 31, 2012*
Assets
Current assets:
Cash and cash equivalents	$17,373	$15,296
Accounts receivable, net of allowances for bad debts and customer credits of $463 and $426 at September 30, 2013 and December 31, 2012, respectively	14,297	10,081
Prepaid expenses and other current assets	558	504
Total current assets	32,228	25,881
Property and equipment, net	1,677	1,593
Intangible assets, net	575	1,539
Long-term investment	2,500	-
Goodwill	11,677	11,677
Other assets	2,084	77
Total assets	$50,741	$40,767
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,110	$3,837
Accrued expenses and other current liabilities	6,067	5,377
Deferred revenues	-	168
Total current liabilities	12,177	9,382
Convertible note payable	5,000	5,000
Borrowings under credit facility	4,250	-
Other non-current liabilities	794	620
Total liabilities	22,221	15,002
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 55,000,000 shares authorized and 8,907,331 and 8,855,400 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	9	9
Additional paid-in capital	307,013	306,252
Accumulated deficit	(278,502)	(280,496)
Total stockholders' equity	28,520	25,765
Total liabilities and stockholders' equity	$50,741	$40,767

* Amounts were derived from audited financial statements
See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Lead fees	$$20,653	$$16,523	$55,013	$47,077
Advertising	956	884	2,567	2,670
Other revenues	26	47	88	144
Total revenues	21,635	17,454	57,668	49,891
Cost of revenues (excludes depreciation of $18 and $25 for the three months ended September 30, 2013 and 2012, respectively, and $70 and $90 for the nine months ended September 30, 2013 and 2012, respectively	12,826	10,739	35,311	30,004
Gross profit	8,809	6,715	22,357	19,887
Operating expenses:
Sales and marketing	2,745	2,035	7,122	6,648
Technology support	1,855	1,651	5,328	5,098
General and administrative	2,526	1,983	6,961	5,772
Depreciation and amortization	362	492	1,196	1,295
Litigation settlements	(66)	(68)	(205)	(205)
Total operating expenses	7,422	6,093	20,402	18,608

Operating income	1,387	622	1,955	1,279
Interest and other income (expense), net	24	16	331	12
Income before income tax provision	1,411	638	2,286	1,291
Income tax provision	138	87	292	256
Net income and comprehensive income	$$1,273	$$551	$1,994	$1,035

Basic income per common share	$$0.14	$$0.06	$0.22	$0.11

Diluted income per common share	$$0.13	$$0.06	$0.21	$0.11

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,994	$1,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,528	1,626
Provision for bad debts	75	119
Provision for customer credits	437	233
Share-based compensation	556	708
Gain on long-term strategic investment	(108)	-
Changes in assets and liabilities:
Accounts receivable	(4,728)	(1,264)
Prepaid expenses and other current assets	(54)	(25)
Other assets	(33)	-
Accounts payable	2,273	2,213
Accrued expenses and other current liabilities	773	(93)
Deferred revenues	(168)	(130)
Non-current liabilities	174	(53)
Net cash provided by operating activities	2,719	4,369
Cash flows from investing activities:
Purchases of property and equipment	(648)	(624)
Change in short-term investment	-	400
Advances on purchase of Advanced Mobile	(1,824)	-
Investment in AutoWeb	(2,500)	-
Change in long-term strategic investment	108	-
Investment in SaleMove	(150)	-
Net cash used in investing activities	(5,014)	(224)
Cash flows from financing activities:
Borrowings under credit facility	4,250	-
Proceeds from exercise of stock options	205	22
Payment of contingent fee arrangement	(83)	(217)
Repurchase of common stock	0	(1,453)
Net cash provided by (used in) financing activities	4,372	(1,648)
Net increase in cash and cash equivalents	2,077	2,497
Cash and cash equivalents, beginning of period	15,296	11,209
Cash and cash equivalents, end of period	$17,373	$13,706

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
Effective October 1, 2013 ("Advanced Mobile Acquisition Date"), the Company acquired substantially all of the assets of privately-held Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation (collectively referred to in this Quarterly Report on Form 10-Q as "Advanced Mobile").  Advanced Mobile provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, text-chat, mobile text marketing, self-service mobile messaging, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  Text chat provides a web-based portal that allows Dealers to centrally manage text communications.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting. As a result of the acquisition, the Company will offer Manufacturers and Dealers the ability to connect with consumers using text communication via a secure platform. In addition, Autobytel will offer Dealers a comprehensive suite of mobile products, including mobile apps, mobile websites, Send2Phone capabilities and text message marketing.

2. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2012 ("2012 Form 10-K").  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2012 Form 10-K.
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

3.  Recent Accounting Pronouncements

Accounting Standards Codification 740 "Income Taxes."  In July 2013, Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" was issued.  The objective of this ASU is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  This ASU is effective for fiscal years beginning after December 15, 2013.  The Company does not believe that adoption of this ASU will have a material impact on the Company's consolidated financial results.

4.  Computation of Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of the warrant described below and common shares issuable upon conversion of the convertible note described in Note 6.  The following are the share amounts utilized to compute the basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012 (adjusted for the Reverse Stock Split):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic shares:
Weighted average common shares outstanding	8,900,574	9,232,603	8,874,252	9,228,355
Weighted average common shares repurchased	-	(379,809)	-	(185,039)
Basic shares	8,900,574	8,852,794	8,874,252	9,043,316

Diluted Shares:
Basic Shares	8,900,574	8,852,794	8,874,252	9,043,316
Weighted average dilutive securities	1,685,638	1,245,146	1,435,481	215,149
Dilutive Shares	10,586,212	10,097,940	10,309,733	9,258,465

For the three and nine months ended September 30, 2013 and September 30, 2012, weighted average dilutive securities included dilutive options, warrants and convertible debt.
For the three and nine months ended September 30, 2013, 1.1 million and 1.3 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net income per share, respectively.  For the three and nine months ended September 30, 2012, 1.5 million and 2.5 million anti-dilutive shares of common stock have been excluded from the calculation of diluted net income per share, respectively.
 On February 13, 2012, the Company announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized the Company to repurchase an additional $2.0 million of Company common stock on June 7, 2012.  Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time.  The Company would fund repurchases through the use of available cash. The Company began repurchasing its common stock on March 7, 2012.   During the nine months ended September 30, 2012, the Company repurchased 379,811 shares for an aggregate price of $1.5 million.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

The average price paid for all shares repurchased during the nine months ended September 30, 2012 was $3.83.  No shares were repurchased during 2013.  The shares repurchased in the nine months ended September 30, 2012 were cancelled by the Company and returned to authorized and unissued shares.

Warrant.  On September 17, 2010 ("Cyber Acquisition Date"), the Company acquired substantially all of the assets of privately-held Autotropolis, Inc., a Florida corporation, and Cyber Ventures, Inc., a Florida corporation (collectively referred to in this Quarterly Report on Form 10-Q as "Cyber").   In connection with the acquisition of Cyber, the Company issued to the sellers a warrant to purchase 400,000 shares of Company common stock ("Warrant"). The Warrant was valued at $3.15 per share on the Cyber Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5 % and a term of 8.04 years.  The Warrant was valued based on historical volatilities of the Company and comparable public companies as of the Cyber Acquisition Date.  The exercise price of the Warrant is $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant became exercisable on September 16, 2013 and expires on the eighth anniversary of the issuance date.

5.  Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Share-based compensation expense:
Cost of revenues	$13	$12	$38	$35
Sales and marketing	35	25	111	188
Technology support	57	56	173	225
General and administrative	78	117	236	264
Share-based compensation costs	183	210	558	712

Amount capitalized to internal use software	1	1	2	4
Total share-based compensation costs	$182	$209	$556	$708

Service-Based Options.  During the three months ended September 30, 2013, the Company granted 13,000 service-based stock options with weighted average grant date fair values of $2.73 and weighted average exercise prices of $5.92.  During the three months ended September 30, 2012, the Company granted 38,000 service-based stock options with weighted average grant date fair values of $2.20 and weighted average exercise prices of $3.68.  During the nine months ended September 30, 2013, the Company granted 109,000 service-based stock options with weighted average grant date fair values of $2.29 and weighted average exercise prices of $4.43.  During the nine months ended September 30, 2012, the Company granted 79,400 service-based stock options with weighted average grant date fair values of $2.31 and weighted average exercise prices of $3.83.  These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee's continued employment with the Company during the vesting period.
  Performance-based Options.  During the nine months ended September 30, 2013, the Company granted 87,177 performance-based stock options ("2013 Performance Options") to certain employees with a weighted average grant date fair value of $2.19, using a Black-Scholes option pricing model and weighted average exercise price of $4.00.  The 2013 Performance Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2013 revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") goals and (ii) time vesting.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

During the nine months ended September 30, 2013, in connection with the acquisition of Advanced Mobile, the Company granted 88,641 performance-based inducement stock options ("2013 Inducement Options") to one employee with a weighted average grant date fair value of $3.21, using a Black-Scholes option pricing model and weighted average exercise price of $7.17.  The 2013 Inducement Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2014, 2015 and 2016 revenues and gross profit goals for the Advanced Mobile business and (ii) time vesting.
During the nine months ended September 30, 2012, the Company granted 249,199 performance-based stock options ("2012 Performance Options") to certain employees with a weighted average grant date fair value of $2.39, using a Black-Scholes option pricing model and a weighted average exercise price of $3.98.  The 2012 Performance Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2012 revenues and EBITDA goals and (ii) time vesting.  Based on the Company's 2012 revenues and EBITDA performance, 161,394 of the 2012 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date, with the remainder vesting ratably over twenty-four months thereafter.
Market Condition Options.  In 2009, the Company granted 213,650 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $1.75, with a fair market value per option granted of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company's common stock, which conditions have been satisfied. During the three months ended September 30, 2013 and September 30, 2012, 596 and 2,500 of these market condition stock options were exercised, respectively.  During the nine months ended September 30, 2013 and September 30, 2012, 5,672 and 7,706 of these market condition stock options were exercised, respectively.
During the three and nine months ended September 30, 2013, 30,193 and 51,931 stock options (inclusive of the 596 and 5,672 market condition stock options exercised during the period, respectively) were exercised, with aggregate weighted average exercise prices of $4.37 and $3.91, respectively.  There were 2,738 and 9,482 stock options (inclusive of the 2,500 and 7,706 market condition stock options exercised during the period, respectively) exercised during the three and nine months ended September 30, 2012 with aggregate weighted average exercise prices of $1.87 and $2.00, respectively.

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend yield	-	-	-	-
Volatility	56%	81%	65%	84%
Risk-free interest rate	1.1%	0.5%	0.8%	0.6%
Expected life (years)	4.3	4.2	4.3	4.2

6. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Computer software and hardware and capitalized internal use software	$11,898	$11,729
Furniture and equipment	1,253	1,252
Leasehold improvements	924	892
	14,075	13,873
Less – Accumulated depreciation and amortization	(12,398)	(12,280)
Property and equipment, net	$1,677	$1,593

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
The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and AutoNation. During the first nine months of 2013, approximately 28 % of the Company's total revenues were derived from these three customers, and approximately 37%, or $5.5 million, of gross accounts receivable related to these three customers at September 30, 2013.
During the first nine months of 2012, approximately 27 % of the Company's total revenues were derived from General Motors, Urban Science Applications (which represents several Manufacturer programs) and AutoNation, and approximately 35%, or $4.0 million of gross accounts receivables related to these three customers at September 30, 2012.
Investments.  In August 2010 the Company acquired less than a 5% equity interest in privately-held Driverside, Inc. ("Driverside") for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  The Company received 1,352,082 shares of Series C Preferred Stock in Driverside for the investment.  The Company made an additional investment in Driverside in 2011in the amount of $16,737.  The Company recorded the investments in Driverside at cost because the Company did not have significant influence over Driverside.  In 2011, Driverside merged with another entity, and the Company received a cash payment of $823,000, representing the Company's  pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the consolidated balance sheet. In 2012, the Company received $326,000, which represented the pro rata share of contingent payments upon achievement of milestones by Driverside.  Of the $326,000 received in 2012, $194,000 was recorded as a complete reduction to the investment in Driverside and $132,000 was recorded as other income.  In the three months ended September 30, 2013 the Company received $108,000 from Driverside, which represented its pro rata share of amounts released from an escrow account established to satisfy post-closing indemnification claims.  The Company recorded the $108,000 as other income.
In September 2013 the Company entered into a Contribution Agreement with privately-held AutoWeb, Inc., a Delaware corporation ("AutoWeb"), in which the Company contributed to AutoWeb $2.5 million and assigned to AutoWeb all of the Company's ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock represents 16% of all issued and outstanding capital stock of AutoWeb as of September 18, 2013.  The Company recorded the investment in AutoWeb at cost because the Company does not have significant influence over AutoWeb.
Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.
In connection with the acquisition of Cyber on the Cyber Acquisition Date, the Company identified $4.5 million of intangible assets.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)
The intangible assets will be amortized over the following estimated useful lives:

Intangible Asset	Estimated Useful Life
Trademarks/trade names	5 years
Software and publications	3 years
Customer relationships	3 years
Employment/non-compete agreements	5 years

Amortization expense for the remainder of the year and for the next four years is as follows:

Year	Amortization Expense
(in thousands)
2013	$71
2014	284
2015	208
2016	3
2017	-
$566

Goodwill.  The Company recognized $11.7 million in goodwill related to the acquisition of Cyber in 2010.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Compensation and related costs	$2,603	$2,006
Professional fees and other accrued expenses	3,017	2,847
Amounts due to customers	181	149
Other current liabilities	266	375
Total accrued expenses and other current liabilities	$6,067	$5,377

Long-term debt.  In connection with the acquisition of Cyber, the Company issued a convertible subordinated promissory note for $5.0 million ("Convertible Note") to the sellers.  The fair value of the Convertible Note as of the Cyber Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the Convertible Note included a market yield of 15.0 % and stock price volatility of 77.5%.  As the Convertible Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6 % in quarterly installments.  The entire outstanding balance of the Convertible Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Convertible Note may convert all or any part of, but in 40,000 minimum share increments, the then outstanding and unpaid principal of the Convertible Note into fully paid shares of the Company's common stock at a conversion price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Convertible Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Convertible Note will become immediately due and payable and will bear interest at the lower of 8 % per year and the highest legal rate permissible under applicable law.

Credit Facility.  We entered into an $8.0 million revolving credit facility ("Facility") in February 2013 with Union Bank, N.A.  The Facility may be used as a source to finance capital expenditures, acquisitions, stockholder buyback, and other general corporate purposes.  Borrowings under the Facility will bear interest at either the bank's Reference Rate (prime rate) minus 0.50 % or the London Interbank Offering Rate (LIBOR) plus 1.50%, at the option of the Company.  We will also pay a commitment fee on the unused Facility of 0.10 % payable quarterly in arrears.  The outstanding balance as of September 30, 2013 was $4.25 million.  The Facility contains certain customary representations and warranties, affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain a minimum consolidated net liquidity, profitability, EBITDA and tangible net worth, with which the Company was in compliance with as of September 30, 2013.  Borrowings under the Facility are secured by a first priority security interest on our accounts receivable and proceeds thereof.  The Facility matures in February 2015.

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

8. Other Income

In March 2013, the Company received a $0.5 million payment related to termination of a license agreement under which the Company had licensed certain rights in the Company's proprietary software, business procedures and brand. The license agreement, originally entered into in 2002, had an original term of 25 years, with the licensee having the right to terminate the agreement early upon two years notice.  The license agreement did not generate any revenue for the Company, other than $250,000 annually which was recorded as other income since inception of the license agreement.  The licensee exercised its right to terminate the license agreement and, in order to terminate the license agreement prior to the end of the notice period, agreed to a pre-payment of the annual license fees that otherwise would have been due during the two-year notice period.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

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
 Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of September 30, 2013 and December 31, 2012. Historically, the Company has been in a position of overall cumulative losses over the trailing twelve quarters.  However, beginning with the quarter ended September 30, 2013, the Company has now achieved a position of overall cumulative income in the trailing twelve quarters.  While this factor does not in and of itself indicate that the valuation allowance or a portion of the allowance should be removed, it is an indicator that needs to be considered in the evaluation of the valuation allowance. Other factors will also need to be assessed including the future projections of taxable income and the Company's ability to accurately project such taxable income. As such, the Company will be continuously reassessing the appropriateness of releasing the valuation allowance.  As the Company prepares to refine their projections of future income during the quarter ended December 31, 2013, and if the Company continues to see a trend of increasing overall cumulative income in the trailing twelve quarters for another quarter, the Company may determine that it is appropriate to release some or all of the valuation allowance in the quarter ended December 31, 2013.

The Company's effective tax rate for the three and nine months ended September 30, 2013 differed from the U.S. federal statutory rate primarily due to the impact of changes in the valuation allowance and to the increase in deferred tax liabilities related to tax deductible indefinite-lived intangible assets.
The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.2 million as of September 30, 2013, of which none would impact the effective tax rate if recognized.  The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company's condensed consolidated balance sheets.
The total balance of accrued interest and penalties related to uncertain tax positions was $19,000 and $13,000 as of September 30, 2013 and December 31, 2012, respectively.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company's condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense for each of the three and nine months ended September 30, 2013 and September 30, 2012.
The Company is subject to taxation in the U.S. and in various state jurisdictions.  Due to expired statutes of limitation, the Company's federal income tax returns for years prior to calendar year 2010 are not subject to examination by the U.S. Internal Revenue Service.  Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2009 are no longer subject to examination.  The Company is currently under examination by the State of New York for the years 2009 through 2011, but does not anticipate any material adjustments.  The Company has estimated that none of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.  Audit outcomes and the timing of settlements are subject to significant uncertainty.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

10.  Subsequent Events
Advanced Mobile
As of the Advanced Mobile Acquisition Date, the Company acquired substantially all of the assets of Advanced Mobile.  Advanced Mobile provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, text-chat, mobile text marketing, self-service mobile messaging, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting.  Advanced Mobile was acquired to enable the Company to offer the automotive industry the mobile technology and resources required to exploit the expanding growth in smart phone and tablet use.

The Advanced Mobile Acquisition Date fair value of the consideration transferred totaled $3.4 million which consisted of the following:

(in thousands)

Cash	$2,500
Contingent consideration	825
Working capital adjustment	70
$3,395

The contingent consideration arrangement ("Contingent Consideration") requires the Company to pay up to $1.5 million (representing quarterly payments of up to $125,000 beginning first quarter 2014 and ending fourth quarter 2016) of additional consideration to Advanced Mobile if certain revenue and gross profit targets are met.  The fair value of the contingent consideration as of the Effective Date was $825,000.  The fair value of the contingent consideration was estimated using a Monte Carlo Simulation.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures.  The key assumptions in applying the Monte Carlo Simulation consisted of volatility inputs for both revenue and gross profit, forecasted gross margin, and a weighted-average cost of capital assumption used to adjust forecasted revenue and gross margin for risk.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Effective Date.  Because the transaction was completed subsequent to the end of the third quarter of 2013, we have not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

(in thousands)

Accounts receivable	$94
Prepaid expenses	9
Net fixed assets and other long-term assets	20
Total tangible assets acquired	123

Accounts payable	27
Other liabilities	6
Total liabilities assumed	33

Net identifiable assets acquired	90

Definite-lived intangible assets acquired	1,380

Goodwill	1,925

Net assets acquired	$3,395

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)

  The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the preliminary fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below.

The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Non-compete agreement	Discounted cash flow (2)	$110	5
Customer relationships	Excess of earnings (3)	450	2
Developed technology	Excess of earnings (3)	820	5
Total purchased intangible assets		$1,380

(1) (2) (3)

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

The non-compete agreement fair value was derived by calculating the difference between the present value of the Company's forecasted cash flows with the agreements in place and without the agreements in place.

The excess of earnings method estimates a purchased intangible asset's value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or relationships.

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the preliminary fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at a rate of 26%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The goodwill recognized of $1.9 million is attributable primarily to expected synergies and the assembled workforce of Advanced Mobile.  The full amount is amortizable for income tax purposes. The Company advanced $1.8 million in the quarter ended September 30, 2013 related to the acquisition of Advanced Mobile, which became effective October 1, 2013.
The following unaudited pro forma information presents the consolidated results of the Company and Advanced Mobile for the three and nine months ended September 30, 2013 and 2012, respectively, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$21,868	$17,663	$58,393	$50,549
Net income	$1,184	$521	$1,891	$924

SaleMove
On October 30, 2013, the Company entered into an agreement with SaleMove, Inc. ("SaleMove") to become the exclusive provider to the automotive industry of SaleMove's technology for enhancing communications with consumers.  SaleMove's patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes," "will" and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading "Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K"). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.
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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2012 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2012 Form 10-K.

Effective October 1, 2013, the Company acquired substantially all of the assets of privately-held Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation (collectively referred to in this Quarterly Report on Form 10-Q as "Advanced Mobile").  Advanced Mobile provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, text-chat, mobile text marketing, self-service mobile messaging, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  Text chat provides a web-based portal that allows dealers to centrally manage text communications.  This web-based tool includes role-based permissions, a global opt out feature and the ability to monitor all text communications between dealership employees and consumers.  By assisting a dealership with compliance issues surrounding text, this tool opens up a wide array of text-based marketing for dealers and allows consumers to interact with dealers using one of the most preferred methods of mobile communications.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting.
On July 11, 2012, the Company implemented a 1-for-5 reverse split of the Company's common stock, $0.001 par value per share ("Reverse Stock Split").  Trading of the Company's common stock on a post-Reverse Stock Split adjusted basis on The NASDAQ Capital Market began on July 12, 2012. Accordingly, each five shares of common stock were reclassified into one share of common stock.  All share and per share amounts and all options and other common stock derivatives, including their exercise/conversion prices, for all periods presented have been adjusted to reflect the Reverse Stock Split as though it had occurred as of the earliest period presented.  Such reclassification did not impact prior period net income or total stockholders' equity.

Overview
We are an automotive marketing services company that assists automotive retail dealers ("Dealers") and automotive manufacturers ("Manufacturers") market and sell new and used vehicles to consumers through our programs for online purchase request referrals ("Leads"), Dealer marketing products and services, and online advertising programs and data products.  Our consumer-facing automotive websites ("Company Websites"), including our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles ("Vehicle Leads").  For consumers who may not be able to secure loans through conventional lending sources, our Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing ("Finance Leads").  The Company's mission for consumers is to be "Your Lifetime Automotive Advisor ®" by engaging consumers throughout the entire lifecycle of their automotive needs.
Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites ("Internally-Generated Leads") or acquired from third parties ("Non-Internally-Generated Leads") that generate Leads from their websites ("Non-Company Websites").  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Leads.  In addition, in 2011 we started using R.L. Polk & Co. to evaluate the performance quality of both our Internally-Generated Leads as well as Non-Internally-Generated Leads.  Our Manufacturers and wholesale customers and R.L. Polk & Co. match the Leads we deliver to our customers against vehicle sales data to provide us with closing rates for the Leads we deliver to our customers and information that allows us to compare these closing rates to the closing rates of the Leads we acquire from third party suppliers.  Based on the most current Polk data, automotive Leads from consumers shopping on Autobytel.com have a conversion rate of over 25% within 90 days of Lead submission.
In addition, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize from acquiring Leads from us.  We can now optimize the mix of Leads we deliver to our Dealers based on multiple sources of quality measurements. Also, by reporting the buying behavior of potential customers, the findings also can help shape improvements to online Lead management; online advertising and dealership sales process training.  By providing actionable data, we are now placing considerable intelligence in the hands of our customers and are seeing increased budget allocations for purchasing Leads from us.

For the three and nine months ended September 30, 2013, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:
·	The adverse effect of high unemployment on the number of vehicle purchasers;
·	Availability of, and interest rates for, financing for vehicle purchases;
·	Pricing and purchase incentives for vehicles;
·	Disruption in the available inventory of automobiles;
·	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;
·	The impact of gasoline prices on demand for vehicles;
·	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;
·	Volatility in spending by Manufacturers and others in their marketing budgets and allocations;
·	The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and margins; and
·	The effect of a federal government shutdown on automotive sales.

Results of Operations
 Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following table sets forth certain income statement data for the three-month periods ended September 30, 2013 and 2012 (certain amounts may not calculate due to rounding):

	2013	% of total revenues	2012	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$20,653	96%	$16,523	95%	$4,130	25%
Advertising	956	4	884	5	72	8
Other revenues	26	—	47	—	(21)	(45)
Total revenues	21,635	100	17,454	100	4,181	24
Cost of revenues (excludes depreciation of $18 and $25 for the three months ended September 30, 2013 and 2012, respectively)	12,826	59	10,739	62	2,087	19
Gross profit	8,809	41	6,715	38	2,094	31
Operating expenses:
Sales and marketing	2,745	13	2,035	12	710	35
Technology support	1,855	8	1,651	9	204	12
General and administrative	2,526	12	1,983	11	543	27
Depreciation and amortization	362	2	492	3	(130)	(26)
Litigation settlements	(66)	—	(68)	—	2	(3)
Total operating expenses	7,422	35	6,093	35	1,329	22
Operating income	1,387	6	622	3	765	123
Interest and other income (expense), net	24	—	16	—	8	50
Income before income tax provision	1,411	6	638	3	773	121
Income tax provision	138	—	87	—	51	59
Net income	$1,273	6%	$551	3%	$722	131%

Leads.  Purchase request revenues increased $4.1 million or 25% in the third quarter of 2013 compared to the third quarter of 2012 primarily due to an increase of 10% and 40% in the supply and demand for automotive Leads delivered to new and used retail Dealers and Manufacturers and other wholesale purchasers, respectively.

Advertising. Advertising revenues increased $72,000 or 8% in the third quarter of 2013 compared to the third quarter of 2012 as a result of an increase in page views resulting in corresponding increased display advertising revenue.

Cost of Revenues.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our purchase request providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of search engine marketing ("SEM") and fees paid to third parties for data and content, including search engine optimization ("SEO") activity, included on our websites, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company's websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.
Cost of revenues increased $2.1 million or 19% in the third quarter of 2013 compared to the third quarter of 2012 primarily due to a corresponding increase in lead volume, coupled with increased investment in the lead acquisition team headcount.
Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the third quarter of 2013 increased by $0.7 million or 35% compared to the third quarter of 2012 due principally to an increase in brand advertising spend.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure. Technology support expense in the third quarter of 2013 increased by $0.2 million or 12% compared to the third quarter of 2012 due to increased headcount-related expense.
General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2013 increased by $0.5 million or 27% compared to the third quarter of 2012 due to an increase in headcount-related compensation costs and professional fees associated with increased merger and acquisition activity.
Depreciation and amortization.  Depreciation and amortization expense in the third quarter of 2013 decreased by $0.1 million compared to the third quarter of 2012 primarily due to a portion of the intangible assets related to the Cyber acquisition being fully amortized in the third quarter of 2013.
Litigation settlements.  Payments primarily from settlement of patent infringement claims against third parties relating to the third party's methods of Lead delivery for the third quarter of 2013 were $66,000 and were essentially flat from the third quarter of 2012.
Interest and other income (expense), net.  Interest and other income (expense), net was $24,000 for the third quarter of 2013 compared to $16,000 for the third quarter of 2012.  Interest and other income (expense), net in the third quarter of 2013 included $0.1 million received from our investment in Driverside, Inc ("Driverside").  The $0.1 million represented the Company's pro rata share of amounts released from an escrow account established to satisfy post-closing indemnification claims.  The total internal rate of return on the Driverside investment was 14%.   The third quarter of 2013 also included $81,000 of interest expense.
Income taxes. Income tax expense was $138,000 in the third quarter of 2013 compared to income tax expense of $87,000 in the third quarter of 2012. Both periods included tax expense related to various state taxes and the deferred tax liability related to tax deductible goodwill amortization.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table sets forth certain income statement data for the nine-month periods ended September 30, 2013 and 2012 (certain amounts may not calculate due to rounding):

	2013	% of total revenues	2012	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$55,013	95%	$47,077	94%	$7,936	17%
Advertising	2,567	5	2,670	6	(103)	(4)
Other revenues	88	—	144	—	(56)	(39)
Total revenues	57,668	100	49,891	100	7,777	16
Cost of revenues (excludes depreciation of $70 and $90 for the nine months ended September 30, 2013 and 2012, respectively)	35,311	61	30,004	60	5,307	18
Gross profit	22,357	39	19,887	40	2,470	12
Operating expenses:
Sales and marketing	7,122	12	6,648	13	474	7
Technology support	5,328	9	5,098	10	230	5
General and administrative	6,961	12	5,772	11	1,189	21
Depreciation and amortization	1,196	2	1,295	3	(99)	(8)
Litigation settlements	(205)	—	(205)	—	—	—
Total operating expenses	20,402	35	18,608	37	1,794	10
Operating income	1,955	4	1,279	3	676	53
Interest and other income (expense), net	331	—	12	—	319	2,658
Income before income tax provision	2,286	4	1,291	3	995	77
Income tax provision	292	1	256	1	36	14
Net income	$1,994	3%	$1,035	2%	$959	93%

Leads.  Purchase request revenues increased $7.9 million or 17% in the first nine months of 2013 compared to the first nine months of 2012 primarily due to an increase of 13% and 24% in both supply and demand of automotive Leads delivered to new and used retail Dealers and Manufacturers and other wholesale purchasers, respectively.

Advertising. Advertising revenues decreased $0.1 million or 4% in the first nine months of 2013 compared to the first nine months of 2012 due primarily to lower data licensing revenue.

Cost of Revenues.  Cost of revenues increased $5.3 million or 18% in the first nine months of 2013 compared to the first nine months of 2012 primarily due to a corresponding increase in lead volume coupled with increased investment in the lead acquisition personnel.
Sales and Marketing.  Sales and marketing expense in the first nine months of 2013 increased $0.5 million or 7% compared to the first nine months of 2012 due to an increase in brand advertising spend.
Technology Support.  Technology support expense in the first nine months of 2013 increased $0.2 million compared to the first nine months of 2012 due to increased headcount-related costs.  This was offset by decreased computer software and maintenance costs.
General and Administrative. General and administrative expense in the first nine months of 2013 was $7.0 million, an increase of $1.2 million from the first nine months of 2012 due to an increase in headcount related costs, professional fees and one-time personnel relocation expenses.
Depreciation and amortization.  Depreciation and amortization expense decreased $99,000 or 8% in the first nine months of 2013 compared to the first nine months of 2012, primarily due to a portion of the intangible assets related to the Cyber acquisition being fully amortized in the third quarter of 2013.

Litigation settlements.  Patent infringement settlements for the first nine months of 2013 and 2012 were $205,000.  Payments related primarily from settlement of patent infringement claims against third parties relating to the third party's methods of Lead delivery.
Interest and other income (expense), net.  Interest and other income (expense), net was $0.3 million for the first nine months of 2013 compared to $12,000 for the first nine months of 2012.  Interest and other income (expense), net in the first nine months of 2013 included receipt of a $0.5 million payment related to early termination of a license agreement pursuant to which the Company, as licensor, had licensed certain rights in the Company's proprietary software, business procedures, and brand and $0.1 million received from our investment in Driverside.  The $0.1 million represented the Company's pro rata share of amounts released from an escrow account established to satisfy post-closing indemnification claims.  The total internal rate of return on the Driverside investment was 14%.   The first nine months of 2013 also included $0.2 million of interest expense.
  Income taxes. Income tax expense was $292,000 in the first nine months of 2013 compared to income tax expense of $256,000 in the first nine months of 2012. Both periods' tax expense relates to other state taxes and the deferred tax liability related to tax deductible goodwill amortization.  The prior period included the New York state income tax audit assessment for the period January 1, 2006 through December 31, 2008.

Liquidity and Capital Resources
The table below sets forth a summary of our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$ 2,719	$ 4,369
Net cash used in investing activities	(5,014)	(224)
Net cash provided by (used in) financing activities	4,372	(1,648)
Our principal sources of liquidity are our cash and cash equivalents balances and positive operating cash flow.  Our cash and cash equivalents totaled $17.4 million as of September 30, 2013 compared to cash and cash equivalents of $15.3 million as of December 31, 2012.

On February 13, 2012, we announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized us to repurchase an additional $2.0 million of Company common stock on June 7, 2012.  Under these repurchase programs, we may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require us to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time.  We would fund repurchases through the use of available cash. We began repurchasing Company common stock on March 7, 2012.  During the nine months ended September 30, 2012, 379,811 shares were repurchased for an aggregate price of $1.5 million.  The average price paid for all shares repurchased during the nine months ended September 30, 2012 was $3.83.  No shares were repurchased during 2013.  The shares repurchased in the nine months ended September 30, 2012 were cancelled by the Company and returned to authorized and unissued shares.

Credit Facility.  We entered into an $8.0 million revolving credit facility ("Facility") in February 2013 with Union Bank, N.A.  The Facility may be used as a source to finance capital expenditures, acquisitions, stockholder buyback, and other general corporate purposes.  Borrowings under the Facility will bear interest at either the bank's Reference Rate (prime rate) minus 0.50% or the London Interbank Offering Rate (LIBOR) plus 1.50%, at the option of the Company.  We will also pay a commitment fee on the unused Facility of 0.10% payable quarterly in arrears.  The outstanding balance as of September 30, 2013 was $4.25 million.  The Facility contains certain customary representations and warranties, affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain a minimum consolidated net liquidity, profitability, EBITDA and tangible net worth, with which the Company was in compliance with as of September 30, 2013.  Borrowings under the Facility are secured by a first priority security interest on our accounts receivable and proceeds thereof.  The Facility matures in February 2015.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the nine months ended September 30, 2013 of $2.7 million resulted primarily from net income of $2.0 million, as adjusted for non-cash charges to earnings. In addition, accounts payable increased $2.3 million offset by a $4.7 million increase in our accounts receivable balance related to the timing of payments received from our customers.  Net cash provided by operating activities in the nine months ended September 30, 2012 of $4.4 million resulted primarily from net income of $1.0 million, as adjusted for non-cash charges to earnings, in addition to a $2.2 million increase in our accounts payable balance offset by a $1.3 million decrease in our accounts receivable balance related to the timing of payments received from our customers.
Net Cash Used in Investing Activities.  Net cash used in investing activities was $5.0 million in the nine months ended September 30, 2013 and was primarily related to $1.8 million in advances on the purchase of Advanced Mobile, a $2.5 million  investment in AutoWeb and a $0.2 million investment in SaleMove in the form of a note receivable.  We also purchased $0.6 million of property and equipment and received $0.1 million related to a final escrow payout related to our investment in Driverside.  Net cash used in investing activities was $0.2 million in the nine months ended September 30, 2012 and was primarily related to net changes in a certificate of deposit used to secure the processing of certain SEM activity offset by purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities.  Stock options for 51,931 shares of stock were exercised in the nine months ended September 30, 2013 which resulted in $0.2 million cash inflow for the nine months ended September 30, 2013.  Net cash provided by financing activities in the nine months ended September 30, 2013 also included $4.25 million in borrowings under our credit facility and was offset by contingent payments of $83,000 related to the Cyber acquisition.  Stock options for 9,482 shares of stock were exercised in the nine months ended September 30, 2012 resulting in $22,000 cash inflow.  Net cash used in financing activities in the nine months ended September 30, 2012 consisted of contingent payments of $0.2 million related to the Cyber acquisition and $1.5 million used to repurchase 379, 811 shares of our common stock.  Our future cash flows from employee stock options, if any, will depend on the future timing, exercise price, and amount of stock option exercises.

Off-Balance Sheet Arrangements
At September 30, 2013, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the nine months ended September 30, 2013 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2012 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

The following , which supplements or updates the risk factors set forth in Part I, Item 1A, "Risk Factors" of the 2012 Form 10-K may materially and adversely affect our business, prospects, financial condition and results of operations.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2012 Form 10-K, as supplemented or superseded by the risk factors set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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
Our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Purchase Requests and the market for advertising services, including, but not limited to, the following:
·	The adverse effect of high unemployment on the number of vehicle purchasers;
·	Availability of, and interest rates for, financing for vehicle purchases;
·	Pricing and purchase incentives for vehicles;
·	Disruption in the available inventory of automobiles;
·	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;
·	The impact of gasoline prices on demand for vehicles;
·	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;
·	Volatility in spending by Manufacturers and others in their marketing budgets and allocations;
·	The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and margins; and
·	The effect of a federal government shutdown on automotive sales.
Risks associated with integration of acquisitions
 As part of our business strategy we may evaluate potential acquisitions which we believe will complement or enhance our existing business.  Acquisitions involve numerous risks, and acquisition integration issues are often complex, time-consuming and expensive and if not successfully integrated could materially and adversely affect our business, operating results and financial condition. The challenges involved with integration of acquisitions include diversion of management attention to assimilating the acquired business from other business operations and concerns; integration of management information and accounting systems of the acquired business into our systems; and the failure to fully realize all of the anticipated benefits of an acquisition.
Telemarketing Risks

 We are subject to various federal and state laws, rules, regulations and orders regarding telemarketing and privacy, including restrictions on the use of unsolicited emails and restrictions on marketing activities conducted through the use of telephonic communications (including text messaging to mobile telephones). Our business, operating results and financial condition can be adversely affected by newly-adopted or amended laws, rules, regulations and orders relating to telemarketing and increased enforcement of such laws, rules, regulations or orders by governmental agencies or by private litigants. One example of recent regulatory changes that may affect our business, operating results and financial condition are the regulations under the Telephone Consumer Protection Act ("TCPA"). New regulations adopted by the Federal Communications Commission that became effective October 16, 2013 require the prior express written consent of the called party before a caller can initiate telemarketing calls (i) to wireless numbers (including text messaging) using an automatic telephone dialing system or an artificial or prerecorded voice; or (ii) to residential lines using an artificial or prerecorded voice. Failure to comply with the TCPA can result in significant penalties, including statutory damages.  Our efforts to comply with the new regulations may negatively affect conversion rates of leads, and thus, our revenue or profitability.

Item 6.  Exhibits

2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

2.2‡
Asset Purchase Agreement dated as of September 30, 2013, by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. ("Autobytel" or the "Company")) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239), as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 1-34761), and as amended by Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 3, 2013, which is incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 1-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761), as amended by  Amendment to Third Amended and Restated Bylaws of Autobytel dated September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 1-34761)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1*	Letter Agreement dated September 30, 2013 between the Company and Bret Dunlap

10.2*	Severance Benefits Agreement dated October 1, 2013 between the Company and Bret Dunlap

10.3*	Inducement Stock Option Award Agreement dated September 30, 2013 between the Company and Bret Dunlap

10.4*	Inducement Stock Option Award Agreement dated September 30, 2013 between the Company and Bret Dunlap

10.5*	Inducement Stock Option Award Agreement dated September 30, 2013 between the Company and Bret Dunlap

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

Date: November 7, 2013	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 7, 2013	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 1-34761)

2.2‡
Asset Purchase Agreement dated as of September 30, 2013, by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 1-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. ("Autobytel" or the "Company")) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239), as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 1-34761), and as amended by Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 3, 2013, which is incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 1-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 1-34761), as amended by  Amendment to Third Amended and Restated Bylaws of Autobytel dated September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 1-34761)

4.1
Form of Common Stock Certificate of Autobytel is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc. is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1*	Letter Agreement dated September 30, 2013 between the Company and Bret Dunlap

10.2*	Severance Benefits Agreement dated October 1, 2013 between the Company and Bret Dunlap

10.3*	Inducement Stock Option Award Agreement dated September 30, 2013 between the Company and Bret Dunlap

10.4*	Inducement Stock Option Award Agreement dated September 30, 2013 between the Company and Bret Dunlap

10.5*	Inducement Stock Option Award Agreement dated September 30, 2013 between the Company and Bret Dunlap

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.