Form 10-K
period 2013-12-31
AUTOBYTEL INC
filed 2014-02-20
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of $4.77 for our common stock on The NASDAQ Capital Market on June 28, 2013, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $42 million.

As of February 18, 2014, 8,909,737 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2014 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

 Autobytel Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS
The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "estimates," "expects," "projects," "intends," pending," "plans," "believes," "will" and words of similar substance, or the negative of those words, used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report on Form 10-K also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include but are not limited to, those discussed in "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

PART I
Item 1.	Business
Autobytel Inc. was incorporated in 1996 under the laws of the State of Delaware. Unless specified otherwise, as used in this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" or "Autobytel" refer to Autobytel Inc. and its subsidiaries.
Overview
We are an automotive marketing services company that assists automotive retail dealers ("Dealers") and automotive manufacturers ("Manufacturers") market and sell new and used vehicles to consumers through our programs for online lead referrals ("Leads"), Dealer marketing products and services, and online advertising programs and mobile products.  Our consumer-facing automotive websites ("Company Websites"), which include our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles ("Vehicle Leads").  For consumers who may not be able to secure loans through conventional lending sources, our Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing ("Finance Leads").  The Company's mission for consumers is to be "Your Lifetime Automotive Advisor®" by engaging consumers throughout the entire lifecycle of their automotive needs.
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
Significant Business Developments
Acquisitions
On January 13, 2014, Autobytel and AutoNation, Inc., a Delaware corporation ("Seller Parent"), and AutoNationDirect.com, Inc., a Delaware corporation and subsidiary of Seller Parent ("Seller"), entered into and consummated a Membership Interest Purchase Agreement by which Autobytel acquired all of the issued and outstanding membership interests in AutoUSA, LLC, a Delaware limited liability company and a subsidiary of Seller ("AutoUSA").  AutoUSA, a competitor to the Company, is a (i) Lead aggregator purchasing internet-generated automotive consumer leads from third parties and reselling those consumer Leads to automotive vehicle Dealers; and (ii) reseller of third party products and services to automotive Dealers.  See Note 10 of the "Notes to Consolidated Financial Statements" in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Effective October 1, 2013 ("Advanced Mobile Acquisition Date"), the Company acquired substantially all of the assets of privately-held Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation (collectively referred to in this Annual Report on Form 10-K as "Advanced Mobile").  Advanced Mobile, now Autobytel Mobile, provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, text-chat, mobile text marketing, self-service mobile messaging, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  Text chat provides a web-based portal that allows Dealers to centrally manage text communications.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting. As a result of the acquisition, the Company offers Manufacturers and Dealers the ability to connect with consumers using text communication via a secure platform. In addition, Autobytel now offers Dealers a comprehensive suite of mobile products, including mobile apps, mobile websites, Send2Phone capabilities and text message marketing. See Note 3 of the "Notes to Consolidated Financial Statements" in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Strategic Investments
In September 2013 we entered into a Contribution Agreement with privately-held AutoWeb, Inc., a Delaware corporation ("AutoWeb"), in which we contributed to AutoWeb $2.5 million and assigned to AutoWeb all our ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related recognition in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock are convertible into AutoWeb common stock on a one-for-one basis (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations) and represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, on a fully diluted basis.  The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500, which option expires September 2015. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser.

In September 2013 we invested $150,000 in SaleMove, Inc. ("SaleMove") in the form of a convertible promissory note.  The convertible promissory note accrues interest an annual rate of 6.0% and is due and payable in full on August 14, 2015 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note. In October 2013 the Company entered into an agreement with SaleMove to become the exclusive provider to the automotive industry of SaleMove's technology for enhancing communications with consumers.  SaleMove's patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company committed to advance SaleMove up to $1.0 million to fund SaleMove's fifty percent share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove's share of sales revenue.

Industry Background
The internet has been rapidly adopted by consumers engaged in the vehicle purchasing process, primarily because the internet has become the best method to easily find the information necessary to make informed buying decisions. Additionally, the internet has become a primary tool for consumers to begin communicating with local automotive Dealers regarding vehicle pricing, availability, options, and financing.  J.D. Power and Associates reported in 2013 that nearly 80% of all U.S. new light vehicle consumer buyers have moved to the internet as a primary vehicle research and shopping tool.  In addition, many Dealers and all Manufacturers use the internet as an efficient way to reach those consumers through marketing programs.

According to a 2014 press release by LMC Automotive, formerly J.D. Power and Associates, U.S. light vehicle sales increased 7.6% in 2013 compared to 2012, or 15.6 million for 2013 from 14.5 million for 2012.  The U.S automotive market continues recovery with R.L. Polk & Co. and J.D. Power and Associates forecasting 2014 U.S. light vehicle sales at 16.0 million and 16.2 million.  We believe this recovery should result in increased use of the internet for consumers engaged in the vehicle purchasing process and increased submission of Leads by consumers in 2014.
Products and Services
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
Dealers participate in our retail new Vehicle Lead program by entering into contracts directly with us or through major Dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days' notice and are non-exclusive. The majority of our retail new Vehicle Lead revenues consists of either a monthly subscription or a per Lead fee paid by Dealers in our network; however, under our recently introduced Pay-per-Sale program, we offer a limited number of Dealers in states where we are permitted to charge on a per transaction basis the opportunity to pay a flat per transaction fee for a Lead that results in a vehicle sale. We reserve the right to adjust our fees to retail Dealers upon 30 days' prior notice at any time during the term of the contract. Manufacturers (directly or through their marketing agencies) and other third parties participate in our wholesale new Vehicle Lead programs generally by entering into agreements where either party has the right to terminate upon prior notice, with the length of the time for notice varying by contract. Revenues from retail new Vehicle Leads accounted for 28% and 31% of total revenues in 2013 and 2012, respectively. Revenues from wholesale Leads accounted for 51% and 47% of total revenues in 2013 and 2012, respectively.

We measure lead quality by the conversion of Leads to actual vehicle sales.  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Leads.  In addition, in 2011 we started using R.L. Polk & Co. to evaluate the performance quality of both our Internally-Generated Leads as well as Non-Internally-Generated Leads.  Our Manufacturers, wholesale customers and R.L. Polk & Co. each match the Leads we deliver to our customers against vehicle sales data to provide us with closing rates for the Leads we deliver to our customers and information that allows us to compare these closing rates to the closing rates of the Leads we acquire from third party suppliers.  Based on the most current Polk data, automotive Leads from consumers shopping on Autobytel.com have a conversion rate of over 25% within 90 days of Lead submission.
In addition, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize from acquiring Leads from us.  We can now optimize the mix of Leads we deliver to our Dealers based on multiple sources of quality measurements. Also, by reporting the buying behavior of potential customers, the findings also can help shape improvements to online Lead management; online advertising and dealership sales process training.  By providing actionable data, we are now placing useful information in the hands of our customers.
Also during 2013, we continued to focus our Dealer acquisition and retention strategies on dealerships to which we could deliver a higher percentage of our Internally-Generated Leads and that are more cost effective for us to support.  We believe this will result in increased vehicle sales for our Dealers and ultimately stronger relationships with us because, based on our evaluation of  the third party performance data discussed above, we believe our Internally-Generated Leads are of  high quality.  We believe that this strategy should allow us to have more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers.  For 2013, we increased the number of our Dealers and ended the year with 2% more Dealers compared to the number of Dealers at year-end 2012.  Dealer count is the sum of the number of Dealer franchises subscribing to our new vehicle Purchase Request programs and the number of Dealer franchises and independent Dealers subscribing to our used vehicle Purchase Request program, with Dealers participating in more than one of these programs counted by the number of programs in which they participate.
  Used Vehicle Lead Program. Our used Vehicle Lead program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price, and, if available, digital images of vehicles that satisfy the consumer's search parameters.  The consumer can then submit a Lead for additional information regarding a specific vehicle that we then deliver to the Dealer offering the vehicle. In addition to sending Leads directly to Dealers through our Lead delivery system, consumers may choose to contact the Dealer using a toll free number posted next to the vehicle search results. We charge each Dealer that participates in the used Vehicle Lead program a monthly subscription or per Lead fee.  Revenues from used Vehicle Leads accounted for 8% and 7% of total revenues in 2013 and 2012, respectively.
Finance Lead Program
Our Finance Lead program is designed to provide consumers who may not be able to secure loans through conventional lending sources the opportunity to obtain vehicle financing and other services from Dealers or finance institutions offering vehicle financing to these consumers. Consumers can submit a request for vehicle financing or submit a credit questionnaire for a credit report or other credit services that are provided by third party providers.  Finance Leads are forwarded to the nearest participating Dealer that offers financing or, if a Dealer is not available, to an automotive finance institution. We charge each Dealer and finance institution that participates in the Finance Lead program a monthly subscription or per Lead fee. Revenues from Finance Leads accounted for 8% and 9% of total revenues in 2013 and 2012, respectively.  We have a call center program that consists of telephone surveys of Finance Lead consumers.  The purpose of this program is to evaluate consumer experience with our Dealers and other financing customers and our Finance Lead program and to determine whether or not the consumers purchased a vehicle.  In addition, we inquire about the consumer's interest in obtaining information or quotes for relevant products and services, including credit report repair and vehicle loan refinancing, offered by third parties.  If the consumer expresses an interest, we refer the consumer to the third party and obtain a referral fee.
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

WebLeads+. Designed to work in connection with a Dealer's participation in our traditional Lead programs, WebLeads+ offers a Dealer multiple coupon options that display relevant marketing messages to consumers visiting the Dealer's website.  When a Dealer uses WebLeads+, consumers visiting the Dealer's website are encouraged to take action in two ways.  First, while interacting with the Dealer website, a consumer is presented with a customized special offer formatted for easy Lead submission. If a vehicle quote is requested, the Lead goes directly into the dealership management tool so a salesperson can promptly address the customer's questions.  Second, if the consumer leaves the Dealer's website but remains online, Autobytel's WebLeads+ product keeps the coupon active under the consumer's browser windows, providing the Dealer a repeat branding opportunity and giving the consumer an easy way to re-engage with the Dealer's website through submission of a Lead.  The additional Leads generated by the coupons are seamlessly integrated into our Extranet tool.
Email Manager and Lead Call. Email Manager provides, on behalf of the Dealers, timely and relevant follow up emails to consumers who have submitted Leads on scheduled intervals following a consumer's Lead submission.  After submission of a Lead, Lead Call provides a live phone call to the Dealer to ensure that the Dealer contacts the consumer in a timely manner.
Mobile Products and Services.  Our mobile technologies facilitate communication between Dealers and car buyers on smart phones and tablets at the time, place and in a manner preferred by consumers.   This advanced platform will be the core of a wide array of mobile services Autobytel will offer to its Dealer and Manufacturer customers, and will also be available to consumers through our websites.  At the center of this platform is Autobytel's unique TextShield product that offers Dealers the ability to connect with consumers using text communication via a secure platform that protects the consumer's privacy.  In addition, we will offer dealers tactical mobile websites designed to drive consumer engagement with dealers as well as mobile apps, text message marketing and the ability for a consumer to send information to their mobile devices using our "send to phone" product.
SaleMove Products and Services.  Our exclusive arrangement with SaleMove allows Autobytel to provide the automotive industry with innovative technology for enhancing communications with consumers.  SaleMove's patent-pending technology allows auto dealers and manufacturers to enhance the online shopping experience by interacting with consumer in real time using the method most comfortable to them including live video, audio and text based chat or by phone.
Advertising Programs
Our Company Websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Company Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our comprehensive automotive segments such as mini-vans or SUVs and offer Manufacturers sponsorship opportunities to assist in their efforts both in terms of customer retention and conquest strategies. Our Company Websites also offer Manufacturers the opportunity to feature their makes and models within highly contextual content.  Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information.  We believe this transfer of consumers from our Company Websites to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value as a marketing partner.  In September 2013, we entered into an agreement with Jumpstart Automotive Group ("Jumpstart") whereby Jumpstart sells our fixed placement advertising across our Company Websites to automotive advertisers. Jumpstart currently reaches 26.0 million unique visitors per month and works with every major automotive Manufacturer across its portfolio of digital publishers. We also have a direct marketing platform that enables Manufacturers to selectively target in-market consumers during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during their purchase cycle.  Advertising revenues including direct marketing accounted for 4% and 5% of total revenues in 2013 and 2012, respectively.
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
Further Increasing Traffic on our Company Websites.  Traffic to our Company Websites is obtained through a variety of sources and methods, including direct navigation to our Company Websites, natural search (search engine optimization or "SEO", which is the practice of optimizing keywords in website content to drive traffic to a website), paid search (search engine marketing, or "SEM," which is the practice of bidding on keywords on search engines to drive traffic to a website), direct marketing, and partnering with other website publishers that provide links to our websites.  Traffic to our Company Websites is monetized primarily though the creation of Vehicle Leads that are delivered to our Dealer and Manufacturer customers to help them market and sell new and used vehicles, and through the sale of advertising space on our Company Websites.  We plan to increase revenues from our Company Websites by:
·
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

·
Further increasing traffic acquisition activities.  We plan to increase the traffic to our Company Websites through enhancements to our Company Websites and effective SEO and SEM traffic acquisition activities.  Our goal is that over time, paid traffic such as SEM will be balanced by greater visitation from direct navigation and SEO, which we expect to result in increased gross profit margins.

·
Continuing to enhance the quality and user experience of our Company Websites.  We continuously make enhancements to our Company Websites, including enhancements of the design and functionality of our Company Websites.  These enhancements are intended to position our Company Websites as comprehensive best in class destinations for automotive purchase research by consumers.

·
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

Further Increasing Lead Sales to Our Dealer Customers. Sales of Vehicle Leads to our Dealer network constitute a significant source of our revenues.  Our goal is to continue to increase the number of Vehicle Leads sold to our retail Dealer customers by:

·	increasing the quality of the Vehicle Leads sold to our Dealers,
·	increasing the number of Vehicle Leads sold to each of our Dealers,
·	increasing the number of Dealers in our Dealer network,
·	providing customizable Lead programs to meet our Dealers' unique marketing requirements,
·	providing additional value added marketing services that help Dealers more effectively utilize the internet to market and sell new and used vehicles,
·	increasing overall Dealer satisfaction by improving all aspects of our services,
·	increasing the size of our retail Dealer footprint by integrating the AutoUSA Dealer network, and
·	enhancing our internal lead generation activities by leveraging our expanded retail lead coverage.
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

Increasing Advertising Revenues.  As traffic to and time spent on our Company Websites by consumers increases, we will seek to increase our advertising revenues.  We have partnered with Jumpstart in order to leverage their relationships with every major automotive Manufacturer and/or their advertising agencies to garner higher rates for our traditional display advertising.  It is our belief that if the volume of our traffic and performance of the advertisements placed by Manufacturers continue to increase (as measured by the click through rates and other metrics typically monitored by online marketers), existing and prospective advertisers will recognize this increased value by agreeing to purchase additional advertising space available on our Company Websites.
Continuing to Expand our Products and Services. We gather significant amounts of data on consumer intent as it relates to purchasing vehicles.  We intend to use these data to create products and services, including direct business database offerings, which we believe will ultimately help Manufacturers and Dealers market and sell more new and used vehicles.  Our objective is to generate revenues from this asset in the most effective and efficient ways possible.  We also intend to further enhance our mobile product offerings by incorporating the latest technologies and optimizing user touchpoints across our entire suite of products.  In addition, mobile capabilities will be added to the SaleMove product and we will continue to leverage integration points between SaleMove and our mobile product suite.
Focus on Mobile Products.  With the acquisition of Advanced Mobile, we can now provide the automotive industry with a full range of advanced mobile technologies.  These technologies facilitate communication between Dealers and car buyers on smart phones and tablets at the time, place and in a manner preferred by consumers.   This advanced platform will be the core of a wide array of mobile services Autobytel will offer to its Dealer and Manufacturer customers, and will also be available to consumers through our websites.  At the center of this platform is Autobytel's unique TextShield product that offers Dealers the ability to connect with consumers using text communication via a secure platform that protects the consumer's privacy.  In addition, we will offer dealers mobile websites designed to drive consumer engagement with dealers as well as mobile apps, text message marketing and the ability for a consumer to send information to their mobile devices using our "send to phone" product.
Leverage the SaleMove enhanced online shopping experience.  Our exclusive arrangement with SaleMove allows Autobytel to provide the automotive industry with innovative technology for enhancing communications with consumers.  SaleMove's patent-pending technology allows auto dealers and manufacturers to enhance the online shopping experience by interacting with consumer in real time using the method most comfortable to them including live video, audio and text based chat or by phone.  Utilizing SalesMove's "guided tour" capabilities, dealers can take advantage of a new line of high touch communication with consumers by browsing the Dealer's website with consumers, creating a virtual extension of the dealer's physical showroom.  Additionally, SaleMove's technology helps Dealers and Manufacturers improve the online consumer experience and identify potential buyers by better understanding visitor preferences gathered through real-time viewing of how consumers are interacting with a website.  Using this technology, our customers will be able to interact directly with consumers on a deeper and more personal level, providing a highly customized experience for car buyers.

Work with AutoWeb to create a targeted pay-per-click ("PPC") marketplace for online automotive advertisers.  Our investment in AutoWeb has allowed us to become the first automotive publisher to benefit from AutoWeb's PPC platform which uses proprietary technology and a unique PPC business model which analyzes web traffic and adjusts advertiser costs accordingly based on traffic quality.  This traffic network is targeted to attract high intent, high volume publishers and will allow them to monetize traffic that previously been under-monetized.  In market car shoppers are presented with highly relevant display advertisements and benefit from an online experience that delivers the information that consumers need.  Auto Manufacturers benefit from this high quality traffic of serious in market car buyers.  AutoWeb's platform enables Manufacturers to optimize their advertising campaigns and generates revenue for every click on the ads it delivers and shares a portion of that revenue with its publisher partners.

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
Seasonality
Our quarterly revenue and operating results have fluctuated in the past and may fluctuate in the future due to consumer buying trends, changing economic conditions, vehicle Manufacturer incentive programs and actual or threatened severe weather events.  Historically, volume was highest in the spring (second quarter) and summer (third quarter) months, with lower volume in the fall (fourth quarter) and winter (first quarter) months. However, in recent years, it has shifted to where volume is now highest in summer (third quarter) and winter (first quarter) months, followed by spring (second quarter) and fall (fourth quarter) months.
Intellectual Property

Our intellectual property includes patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.  We have registered service marks with the United States Patent and Trademark Office, including Autobytel, Autobytel.com, MyGarage, Your Lifetime Automotive Advisor, iControl by Autobytel and the global highway logo. We have also been issued patents related to on-line aftermarket accessory shopping; a method and system for managing a Lead in data center systems; and a method and system for managing Leads and routing them to one or more destinations. We cannot assure that any of our patents will be enforceable by us in litigation. We have applied for additional service marks and patents, including a patent on our proprietary Lead distribution engine. We cannot assure that any additional service marks will be registered or additional patents issued, or if registered or issued, that they will be enforceable by us in litigation.
In August 2001, we were issued U.S. Patent Numbers 6,282,517 (" '517 Patent") which is directed toward an innovative method and system for forming and submitting a Lead over the internet and other computer networks from consumers to suppliers of goods and services and the communication system used to bring consumers and suppliers closer together. The '517 Patent expires on January 14, 2019. We have previously sought to enforce our '517 Patent through litigation and negotiated licenses. In February 2013, we transferred ownership of the '517 Patent and related patents to a special purpose entity formed by a third party for the purpose of pursuing further monetization of the '517 and related patents.  We do not hold any ownership interest in the special purpose entity.  In exchange for the transfer of these patents, we received a royalty interest equal to 50% of net revenues (revenues less legal fees and expenses and operating expenses of the special purpose entity) that may be obtained by the special purpose entity from litigation judgments or settlements or other licensing of the patents by the special purpose entity. We retained rights to license and enforce the patents in the automotive and related industries and markets.
Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K.
Competition
In the automotive-related Lead marketing services and advertising marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Lead referral programs continued to be impacted by changing industry conditions in 2013. We continue to compete with several companies that maintain business models similar to ours, some with greater resources, and competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Lead generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Leads for delivery direct to the Manufacturers' Dealers.
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
Customers
We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with AutoNation, General Motors and Urban Science Applications (which represents several Manufacturer programs). During 2013, approximately 30% of our total revenues were derived from these three customers, and approximately 40% or $5.8 million of gross accounts receivable related to these three customers at December 31, 2013.  In 2013, Urban Science Applications accounted for 18% of total revenues and 23% of the total accounts receivable as of December 31, 2013.

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
Government Regulation
We are subject to laws and regulations generally applicable to providers of advertising and commerce over the internet, including federal and state laws and regulations governing data security and privacy; voice, email and text messaging communications with consumers; unfair and deceptive acts and practices; advertising; contests, sweepstakes and promotions; and content regulation. For additional important information related to government regulation of our business, including governmental regulations relating to the marketing and sale of automobiles, see the information set forth in Part I, Item 1A"Risk Factors" of this Annual Report on Form 10-K.
Employees
As of February 18, 2014 we had 159 employees, which include 21 short-term transitional employees from the acquisition of AutoUSA.  None of our employees are represented by labor unions.

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
We derive more than 90% of our revenues from Vehicle Lead fees paid by Dealers and Manufacturers participating in our Lead programs. Our ability to increase revenues from sales of Vehicle Leads is dependent on a mix of interrelated factors that include increasing Vehicle Lead revenues by attracting and retaining Dealers and Manufacturers, increasing the number of high quality Vehicle Leads we sell to individual Dealers and Manufacturers, and improving margins by increasing the number of Internally-Generated Leads that we sell to our customers. In 2013 we continued to focus our Dealer acquisition and retention strategies on dealerships where we could deliver a higher percentage of our Internally-Generated Leads. We are also focused on higher revenue Dealers, which purchase more of our Internally-Generated Leads and are more cost-effective to support. These changes in our sales strategy are intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. For 2013, we increased the number of our Dealers and ended the year with 2% more Dealers compared to the number of Dealers at year-end 2012. If Dealer attrition were to occur and our new sales focus does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues would decrease. We cannot provide any assurances that we will be able to prevent Dealer attrition or to offset the revenues lost due to Dealer attrition by other means, and our failure to do so could materially and adversely affect our business, results of operations and financial condition.
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
Our business, results of operations and financial condition are affected by general economic and market factors, conditions in the automotive industry, and the market for automotive marketing services, including, but not limited to, the following:
·	The adverse effect of unemployment on the number of vehicle purchasers;
·	Pricing and purchase incentives for vehicles;
·	Disruption in the available inventory of automobiles;
·	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;
·	The impact of gasoline prices on demand for vehicles;
·	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;
·	Volatility in spending by Manufacturers and others in their marketing budgets and allocations; and
·	The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and margins.

We may acquire other companies and there are many risks associated with acquisitions.
As part of our business strategy we evaluate potential acquisitions that we believe will complement or enhance our existing business. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.  Acquisitions involve numerous risks that include the following, any of which could materially and adversely affect our business, operating results and financial condition:
·
We may not fully realize all of the anticipated benefits of an acquisition or may not realize them in the timeframe expected, including due to acquisitions where we expand into product and service offerings or enter or expand into markets in which we are not experienced.

·
In order to complete acquisitions, we may issue common stock or securities convertible into or exercisable for common stock, potentially creating dilution for existing stockholders. Issuance of equity securities may also restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code.

·
We may borrow to finance acquisitions, and the amount and terms of any potential future acquisition-related or other borrowings may not be favorable to the Company and could affect our liquidity and financial condition.

·
Acquisitions may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, goodwill and asset impairment charges, charges from the elimination of duplicative facilities and contracts, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.

·
Our due diligence process may fail to identify significant issues with an acquired company that may result in unexpected or increased costs, expenses or liabilities that could make an acquisition less profitable or unprofitable.

·	The failure to further our strategic objectives that may require us to expend additional resources to develop products, services and technology internally.
·	An announced business combination and investment transaction may not close timely or at all, which may cause our financial results to differ from expectations in a given quarter.
·	Business combination and investment transactions may lead to litigation that can be costly to defend or settle, even if no actual liability exists.
Integration of acquisitions are often complex, time-consuming and expensive and if not successfully integrated could materially and adversely affect our business, operating results and financial condition. The challenges involved with integration of acquisitions include:
·	Diversion of management attention to assimilating the acquired business from other business operations and concerns.
·	Integration of management information and accounting systems of the acquired business into our systems; and the failure to fully realize all of the anticipated benefits of an acquisition.
·	Difficulties in assimilating the operations and personnel of an acquired business into our own business
·	Difficulties in integrating management information and accounting systems of an acquired business into our current systems.
·
Convincing our customers and suppliers and the customers and suppliers of the acquired business that the transaction will not diminish client service standards or business focus, that they should not defer purchasing decisions or switch to other suppliers.

·	Consolidating and rationalizing corporate IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code and business processes.
·	Persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, integrating employees into the Company.
·
Coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures.

·	Managing integration issues shortly after or pending the completion of other independent transactions.

Concentration of credit risk and risks due to significant customers could materially and adversely affect our business, results of operations and financial condition.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to automotive Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with AutoNation, General Motors and Urban Science Applications (which represents several Manufacturer programs). During 2013 approximately 30% of the Company's total revenues were derived from these customers, and approximately 40% or $5.8 million of gross accounts receivable are receivable from them at December 31, 2013. No collateral is required to support our accounts receivables and we maintain an allowance for bad debts for potential credit losses.  If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required and the adverse impact on the our business, results of operations or financial condition could be material.
We depend on Manufacturers for substantially all of our advertising revenues and we may not be able to maintain or grow these relationships.
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
Because our business is dependent on the internet, the adoption of new local, state or federal tax laws or regulations or new interpretations of existing laws or regulations by governmental authorities may subject us to additional local, state or federal sales, use or income taxes and could decrease the growth of internet usage or marketing or the acceptance of internet commerce which could, in turn, decrease the demand for our services and increase our costs.  As a result, our business, results of operations and financial condition could be materially and adversely affected. Tax authorities in a number of states are currently reviewing and re-evaluating the tax treatment of companies engaged in internet commerce, including the application of sales taxes to internet marketing businesses similar to ours. We accrue for tax contingencies based upon our estimate of the taxes ultimately expected to be paid, which we update over time as more information becomes available, new legislation or rules are adopted or taxing authorities interpret their existing statutes and rules to apply to internet commerce, including internet marketing businesses similar to ours.  The amounts ultimately paid in resolution of reviews or audits by taxing authorities could be materially different from the amounts we have accrued and result in additional tax expense, and our business, results of operations and financial condition could be materially and adversely affected.  We were audited in June 2013 by the New York State Department of Taxation and Finance for income tax for the years 2009 through 2011.  The State of New York accepted the returns for the audit years as filed and no further amounts were due.  The audit is now closed.

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

Telemarketing Risks.  We are subject to various federal and state laws, rules, regulations and orders regarding telemarketing and privacy, including restrictions on the use of unsolicited emails and restrictions on marketing activities conducted through the use of telephonic communications (including text messaging to mobile telephones). Our business, operating results and financial condition can be adversely affected by newly-adopted or amended laws, rules, regulations and orders relating to telemarketing and increased enforcement of such laws, rules, regulations or orders by governmental agencies or by private litigants. One example of recent regulatory changes that may affect our business, operating results and financial condition are the regulations under the Telephone Consumer Protection Act ("TCPA"). New regulations adopted by the Federal Communications Commission that became effective October 16, 2013 require the prior express written consent of the called party before a caller can initiate telemarketing calls (i) to wireless numbers (including text messaging) using an automatic telephone dialing system or an artificial or prerecorded voice; or (ii) to residential lines using an artificial or prerecorded voice. Failure to comply with the TCPA can result in significant penalties, including statutory damages.  Our efforts to comply with the new regulations may negatively affect conversion rates of leads, and thus, our revenue or profitability.
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

We are exposed to risks associated with outsourcing of software development overseas.  We currently outsource software development and maintenance for some of our systems to overseas contractors.  Overseas outsourcing is subject to many inherent risks, including but not limited to:

·	political, social and economic instability;
·	exposure to different business practices and legal standards, particularly with respect to intellectual property;
·	continuation of overseas conflicts and the risk of terrorist attacks and resulting heightened security;
·	the imposition of governmental controls and restrictions and unexpected changes in regulatory requirements;
·	nationalization of business and blocking of cash flows;
·	changes in taxation and tariffs; and
·	difficulties in staffing and managing international operations.
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
·	Actual or anticipated variations in our quarterly operating results;
·
Historical and anticipated operating metrics such as the number of participating Dealers, volume of Lead deliveries to Dealers, the number of visitors to Company Websites and the frequency with which they interact with Company Websites;

·	Announcements of new product or service offerings;
·	Technological innovations;
·	Low trading volumes;
·	Concentration of holdings in our common stock resulting in low public float for our shares;
·	Decisions by holders of large blocks of our stock to sell their holdings on accelerated time schedules, including by reason of their decision to liquidate investment funds that hold our stock;
·	Limited analyst coverage of the Company;
·	Competitive developments, including actions by Manufacturers;
·	Changes in financial estimates by securities analysts or our failure to meet such estimates;
·	Conditions and trends in the internet, electronic commerce and automotive industries;
·	Adoption of new accounting standards affecting the technology or automotive industry;
·	The impact of open market repurchases of our common stock; and
·	General market or economic conditions and other factors.
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
Our amended and restated certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. Our amended and restated certificate of incorporation also provides that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the board of directors are up for election at each annual meeting. In addition, provisions in our amended and restated certificate of incorporation and bylaws:
·	require that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent;
·	specify that special meetings of our stockholders can be called only by our board of directors, a committee of the board of directors, the Chairman of our board of directors or our President;
·	establish advance notice procedures for stockholders to submit nominations of candidates for election to our board of directors and other proposals to be brought before a stockholders meeting;
·	provide that our Bylaws may be amended by our board of directors without stockholder approval;
·	allow our board of directors to establish the size of our board of directors;
·
provide that vacancies on our board of directors or newly created directorships resulting from an increase in the number of our directors may be filled only by a majority of directors then in office, even though less than a quorum; and

·	do not give the holders of our common stock cumulative voting rights with respect to the election of directors.
These provisions could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change of control of us.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Management determined that we had no material weaknesses in our internal control over financial reporting as of December 31, 2013. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have one or more material weaknesses in the future resulting from failure of our internal controls and procedures.
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

If we cease to be a "smaller reporting company" in the future, we will be required to obtain an auditor's attestation on the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Complying with this requirement will increase our accounting costs, and any delay or difficulty in satisfying this requirement could adversely affect our future results of operations and our stock price.

As a smaller reporting company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an independent registered public accounting firm to test the internal control over financial reporting of public companies, and to report on the effectiveness of such controls.  If our status as a smaller reporting company changes, we expect to be required to comply with this auditor attestation requirement. We anticipate that compliance with this requirement would increase our financial compliance costs and make our audit process more time consuming and costly. In addition, we may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. If so, we cannot be certain that any remedial measures we take will ensure that we have adequate internal controls over our financial processes and reporting in the future.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations.  If we are unable to conclude that we have effective internal control over financial reporting, or if it becomes necessary for our independent registered public accounting firm to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting and it is unable to do so, investors could lose confidence in the reliability of our financial statements.  Any failure to implement required new or improved controls, or difficulties or significant costs encountered in the implementation or operation of these controls, could harm our results of operations and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

 Our headquarters are located in Irvine, California. Our headquarters consist of approximately 26,000 square feet of leased office space. The headquarters lease expires on July 31, 2017, but we retain rights to terminate the lease for the lease years beginning August 1, 2015 and 2016.  Our Finance Leads operations are located in an office building in Troy, Michigan and occupy approximately 5,400 square feet. This lease expires on July 31, 2015, with an option to extend the lease for an additional one-year term. We also have offices located in Tampa, Florida, which consist of approximately 2,800 square feet under a lease that expires on May 31, 2015; and King of Prussia, Pennsylvania, which consists of 2,600 square feet of leased office space under a lease that expires January 1, 2019. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation matters arising from the normal course of our business activities.  Such litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition and cash flows.  As of February 18, 2014, we were not the subject of any litigation as a defendant in any action or proceeding.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is listed on The Nasdaq Capital Market and trades under the symbol "ABTL." The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock.  All per share amounts have been adjusted for all periods presented to reflect a reverse stock split effective as of July 11, 2012.  A description of the reverse stock split can be found in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

Year	High	Low
2012
First Quarter	$5.25	$3.70
Second Quarter	$4.85	$3.55
Third Quarter	$4.00	$3.43
Fourth Quarter	$4.29	$3.73
2013
First Quarter	$4.56	$3.94
Second Quarter	$5.05	$4.12
Third Quarter	$7.60	$4.70
Fourth Quarter	$15.38	$7.17

As of February 18, 2014, there were 79 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.  As of February 18, 2014, our common stock closing price was $17.85 per share.

Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite, the S&P Automobile Manufacturers Index, and the S&P Smallcap 600 Automotive Retail Index. The comparisons reflected in the graph and table below are not intended to predict the future performance of our stock and may not be indicative of our future performance. The data regarding our common stock assume an investment in our common stock at the closing price of $2.25 per share of our common stock on December 31, 2008.

	Cumulative Total Return
	12/08	12/09	12/10	12/11	12/12	12/13

Autobytel	100.00	222.22	191.11	155.56	176.89	672.44
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
S&P Automobile Manufacturers	100.00	329.47	553.18	354.51	434.63	565.45
S&P Smallcap 600 Automotive Retail	100.00	196.34	296.97	339.37	397.53	557.36

Sale of Unregistered Securities
In connection with our acquisition of Advanced Mobile, we granted 88,641 performance-based inducement options to a new employee with an exercise price of $7.17. The options are subject to two vesting requirements and conditions: (i) percentage achievement of 2014, 2015 and 2016 revenues and profit goals for the Advanced Mobile business and (ii) time vesting. We relied upon the exception set forth in Section 4(2) of the Securities Act in awarding these options.

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
For the year ended December 31, 2013, our business, results of operations and financial condition were affected and may continue to be affected in the future by the events that occurred during or subsequent to the year end that are described in Part I, Item 1 – Business – Significant Business Developments of this Annual report on Form 10-K and the $37.5 million valuation allowance reversal described in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2013	2012
Revenues:
Lead fees	95.4%	94.5%
Advertising	4.2	5.3
Other	0.4	0.2
Total revenues:	100.0	100.0
Cost of revenues	61.1	60.7
Gross margin	38.9	39.3
Operating expenses:
Sales and marketing	12.2	12.8
Technology support	9.3	10.2
General and administrative	12.2	11.7
Depreciation and amortization	1.9	2.6
Litigation settlements	(0.4)	(0.4)
Total operating expenses	35.2	36.9
Operating income	3.7	2.4
Interest and other income	0.3	0.2
Income tax provision (benefit)	(44.7)	0.5
Net income	48.7%	2.1%

Revenues by groups of similar services and gross profits are as follows:

	Years Ended December 31,		2013 vs. 2012 Change
	2013	2012	$	%
	(dollar amounts in thousands)
Revenues:
Lead fees	$74,732	$63,109	$11,623	18%
Advertising	3,289	3,524	(235)	(7)
Other revenues	340	169	171	101
Total revenues	78,361	66,802	11,559	17
Cost of revenues (excludes depreciation of $76 in 2013 and $118 in 2012)	47,915	40,530	7,385	18
Gross profit	$30,446	$26,272	$4,174	16%

Lead fees. Lead fees increased $11.6 million or 18% in 2013 compared to 2012.  The increase in Lead fees was primarily due to a 27% increase in OEM/wholesale lead volume with strong demand across nearly all programs coupled with a major OEM starting a Lead program with Autobytel as a primary supplier.  Retail Lead fees increased 12% as a result of increased Lead volume coming from the investment in internal Lead generation activities coupled with general improvement in the automotive industry marketplace.
Advertising.  The $0.2 million or 7% decrease in advertising revenues in 2013 compared to 2012 was primarily due to a reduction in data licensing revenue.
Other revenues.  Other revenues increased $0.2 million or 101% in 2013 compared to 2012.  The increase in other revenues was due to an increase in mobile product sales as a result of the Advanced Mobile acquisition in the fourth quarter of 2013.

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

          The $7.4 million or 18% increase in the cost of revenues in 2013 compared to 2012 was primarily due to the 23% increase in automotive Lead volume, offset by favorable mix as the percentage of internally generated leads grew in 2013.

Operating expenses were as follows:

	Years Ended December 31,		2013 vs. 2012 Change
	2013	2012	$	%
	(dollar amounts in thousands)
Operating expenses:
Sales and marketing	$9,612	$8,536	$1,076	13%
Technology support	7,303	6,848	455	7
General and administrative	9,554	7,852	1,702	22
Depreciation and amortization	1,450	1,717	(267)	(16)
Litigation settlements	(316)	(273)	(43)	16
Total operating expenses	$27,603	$24,680	$2,923	12%

Sales and Marketing. Sales and marketing expense includes costs for developing our brand, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support, and bad debt expense.
Sales and marketing expense for the year ended December 31, 2013 increased by $1.1 million or 13% compared to the prior year, due principally to SEM, advertising and media spending.
Technology Support.  Technology support includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure.
Technology support expense for the year ended December 31, 2013 increased by $0.5 million or 7% compared to the prior year, primarily due to an increase in headcount related costs and professional fees, partially offset by computer and maintenance expenses.
General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company.
General and administrative expense for the year ended December 31, 2013 increased by $1.7 million or 22% compared to the prior year. The increase was primarily due to headcount related costs ($0.7 million), travel and lodging ($0.1 million), professional fees ($0.6 million), one-time relocation expense ($0.2 million) and a reduction in contingent payments related to the Cyber acquisition ($0.2 million) recognized in the prior year that was not repeated in the current year.
Depreciation and amortization.  Depreciation and amortization expense for the year ended December 31, 2013 decreased by $0.3 million or 16% from the year ended December 31, 2012 primarily due to intangible assets associated with the Cyber acquisition becoming fully amortized in 2013.
Litigation Settlements. Litigation settlements remained flat for the years ended December 31, 2013 and 2012 at $0.3 million.  This represented payments primarily from settlement of patent infringement claims against third parties relating to the third party's method of Lead delivery
Interest and Other Income. Interest and other income increased by $97,000 or 71% to $0.2 million for the year ended December 31, 2013, compared to $0.1 million for the prior year. Interest and other income increased for 2013 primarily due to receipt of a $0.5 million final payment related to early termination of a license agreement pursuant to which the Company, as licensor, had licensed certain rights in the Company's proprietary software, business procedures and brand.

Income tax provision (benefit).  Income tax benefit was $35.1 million for the year ended December 31, 2013 compared to income tax provision of $0.3 million for the year ended December 31, 2012. Due to overall cumulative losses incurred over the years, the Company maintained a full valuation allowance against its deferred tax assets as of September 30, 2013 and December 31, 2012. Historically, the Company has been in a position of overall cumulative losses over the trailing twelve quarters. However, ending with the quarter ended September 30, 2013, the Company had achieved a position of overall cumulative income in the trailing twelve quarters. While this factor did not in and of itself indicate that the valuation allowance or a portion of the allowance should be removed, cumulative three year income was an indicator that was considered in the evaluating the need to maintain or release the valuation allowance. Other factors that were assessed included the future projections of income and the Company's ability to accurately project such income.  As such, the Company prepared updated projections of future years income during the quarter ended December 31, 2013.  Based on the projections, the Company determined that it was appropriate to release $37.5 million of the valuation allowance in the quarter ended December 31, 2013.  The only valuation allowance remaining is $1.6 million related to California net operating losses that will likely expire unutilized and $4.8 million related to stock option deductions that will be realized in the future years once the deductions reduce income taxes payable.  This reversal is a one-time benefit to the financial statements and the Company will begin recognizing a tax provision on its pre-tax income prospectively, commencing with the quarter ending March 31, 2014.

Segment Information

We conduct our business within one business segment, which is defined as providing automotive marketing services.  Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.  We do not have revenues or assets generated in foreign jurisdictions.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$4,332	$5,806
Net cash used in investing activities	(5,052)	(46)
Net cash provided by (used in) financing activities	4,354	(1,673)

Our principal sources of liquidity are our cash and cash equivalents and accounts receivable balances. Our cash and cash equivalents totaled $18.9 million as of December 31, 2013 compared to cash and cash equivalents of $15.3 million as of December 31, 2012.

On February 13, 2012, we announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized us to repurchase an additional $2.0 million of Company common stock on June 7, 2012.  Under these repurchase programs, we may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require us to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time.  We would fund repurchases through the use of available cash. We began repurchasing Company common stock on March 7, 2012.   During the year ended December 31, 2012, 379,811 shares were repurchased for an aggregate price of $1.5 million.  The average price paid for all shares repurchased during the year was $3.83.  No shares were repurchased during the year ended December 31, 2013.  The shares repurchased during 2012 were cancelled by the Company and returned to authorized and unissued shares.

On January 13, 2014, we entered into a Second Amendment to Loan Agreement ("Credit Facility Amendment") with Union Bank, N.A. ("Union Bank"), amending our existing Loan Agreement with Union Bank initially entered into on February 26, 2013, and amended on September 10, 2013 (the existing Loan Agreement, as amended to date, is referred to herein collectively as the "Credit Facility Agreement").  The Credit Facility Amendment provides for (i) a new $9.0 million term loan ("Term Loan"); and (ii) amendments to the existing $8.0 million working capital revolving line of credit ("Revolving Loan").

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500.   Borrowings under the Term Loan or under the Revolving Loan will bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the London Interbank Offering Rate ("LIBOR") plus 2.50% (an increase under the existing Revolving Loan from 1.50%), at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected.  The Company also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears.  Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof.  The Term Loan matures December 31, 2017, and the maturity date of the Revolving Loan was extended from February 28, 2015 to March 31, 2017.  Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes.  Borrowing under the Term Loan is limited to use for the acquisition described in Note 10 of the "Notes to Consolidated Financial Statements", and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.  As of February 20, 2014, there was $5,250,000 in borrowings outstanding under the Revolving Loan after giving effect to the foregoing $1.0 million draw down.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain a minimum consolidated liquidity, quarterly and annual EBITDA and tangible net worth, with which the Company was in compliance as of February 20, 2014.
We believe our current cash and cash equivalent balances together with anticipated cash flows from operations and the Facility will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in 2013 of $4.3 million resulted primarily from net income of $38.1 million, as adjusted for non-cash charges to earnings (including the one-time reversal of the deferred tax valuation allowance of $37.5 million), offset by a decrease in working capital, which was the result of a year-over-year increase in our accounts receivable balance of $4.6 million offset by an increase in our accounts payable balance of $1.4 million.
Net cash provided by operating activities in 2012 of $5.8 million resulted primarily from net income of $1.4 million, as adjusted for non-cash charges to earnings, in addition to an increase in working capital, which was the result of a year-over-year increase in our accounts receivable balance of $0.5 million offset by an increase in our accounts payable balance of $0.8 million.

Net Cash Used in Investing Activities.  Net cash used in investing activities of $5.1 million in 2013 primarily consisted of $1.8 million used to acquire Advanced Mobile, a $2.5 million investment in AutoWeb, $0.7 million in purchases of property and equipment, $0.2 million related to the investment in SaleMove  offset by proceeds received from a long-term strategic investment in Driverside, Inc..

Net cash used in investing activities of $46,000 in 2012 consisted of proceeds received from a long-term strategic investment as well as redemption of a $0.4 million certificate of deposit to secure the processing of certain SEM activity offset by $0.8 million of purchases of property and equipment.
Net Cash (Used in) Provided by Financing Activities. Net cash provided by financing activities of $4.4 million in 2013 consisted of $4.25 million in borrowings under our credit facility.  54,337 stock options were exercised during 2013 resulting in $0.2 million of cash inflow.  We also made payments in 2013 of $0.1 million related to contingent consideration of the acquisition of Autotropolis, Inc. and Cyber Ventures Inc. (collectively referred to in this Annual Report on Form 10-K as "Cyber").
During 2012, 10,982 stock options were exercised resulting in $27,000 of cash inflow.  We also made payments in 2012 of $0.2 million related to contingent consideration of the Cyber acquisition.  We also used $1.5 million to repurchase 379,811 shares of our common stock.

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of
December 31, 2013:

	Years Ending December 31,
	(in thousands)
	2014	2015	2016	2017	2018 and thereafter	Total
Operating leases (a)	$498	$133	$57	$57	$58	$803
Long-term debt obligations (b)	—	9,250	—	—	—	9,250
Commitments	800	—	—	—	—	800
Total	$1,298	$9,383	$57	$57	$58	$10,853

(a)	Operating lease obligations as defined by FASB Topic, "Accounting for Leases," and disclosed in Note 4 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)	Long-term debt obligations as defined by FASB Topic, "Debt," and disclosed in Note 3 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
Investments.  In August 2010 we acquired less than a 5% equity interest in privately-held Driverside, Inc. ("Driverside") for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  We received 1,352,082 shares of Series C Preferred Stock in Driverside for our investment.  We made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because we do not have significant influence over Driverside.  In 2011, Driverside merged with another entity, and we received a cash payment of $823,000, representing our pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the consolidated balance sheet. In 2012, we received $326,000, which represented our pro rata share of contingent payments upon achievement of milestones by Driverside.  Of the $326,000 received in 2012, $194,000 was recorded as a complete reduction to our investment in Driverside and $132,000 was recorded as other income.  In 2013, we received $108,000 from Driverside, which represented our pro rata share of amounts released from an escrow account established to satisfy post-closing indemnification claims.  We recorded the $108,000 as other income.  There are no further amounts due associated with the Driverside investment.

In September 2013 we entered into a Contribution Agreement with AutoWeb, in which the Company contributed to AutoWeb $2.5 million and assigned to AutoWeb all of our ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock represents 16% of all issued and outstanding capital stock of AutoWeb as of September 18, 2013.  The investment in AutoWeb was recorded at cost because the Company does not have significant influence over AutoWeb.
In September 2013 we entered into a Convertible Note Purchase Agreement in which Autobytel advanced $150,000 in the form of a convertible promissory note to SaleMove.  Interest is payable by SaleMove at an annual rate of 6.0%.
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

On October 30, 2013, the Company entered into an agreement with SaleMove to become the exclusive provider to the automotive industry of SaleMove's technology for enhancing communications with consumers.  SaleMove's patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone.  We agreed to advance costs and expenses up to a total of $1.0 million.  Of this $1.0 million, $0.2 million was advanced in the year ended December 31, 2013.
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
The total consideration paid as part of the acquisition of Cyber on September 17, 2010 ("Cyber Acquisition Date") included contingent consideration of up to $1.0 million.  On the Cyber Acquisition Date, a liability was recognized for an estimate of the Cyber Acquisition Date fair value of the contingent consideration based on the probability of achieving the targets and the probability weighted discount on cash flows.  The fair value of the contingent consideration arrangement as of the Cyber Acquisition Date was $526,000.  We paid a total of $689,000 in contingent consideration as of December 31, 2013.  The fair value of the contingent consideration was estimated using a Monte Carlo Simulation.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  The key assumptions in applying the Monte Carlo Simulation consisted of minimum, maximum and modal values for the expected quarterly incremental Lead volume, close rate index and gross margin growth rate as well as a triangular distribution assumption.  Future changes in fair value of the contingent consideration, as a result of changes in significant inputs, could have a material effect on the statement of income in the period of the change.
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

Income Taxes. We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance, if necessary, to reduce deferred tax assets to an amount we believe is more likely than not to be realized. During the current period, we reversed $37.5 million of our valuation allowance due to our historical earnings and future earnings projections.
As of December 31, 2013, we had $0.6 million of unrecognized tax benefits.  There were no material changes to our uncertain tax positions during the current period. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2013, we accrued $20,000 of interest associated with our unrecognized tax benefits, and $7,000 of interest expense was recognized in 2013.
Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. We evaluate the carrying value of enterprise goodwill for impairment. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the enterprise's carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and we then complete the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. We evaluate enterprise goodwill, at a minimum, on an annual basis, in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.  During 2010 and 2013 we recognized $11.7 million and $1.9 million, respectively, in goodwill related to the acquisitions of Cyber and Advanced Mobile and as of December 31, 2013, there were no changes in the recognized amount of goodwill.
Impairment of Long-Lived Assets and Other Intangible Assets. We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. We did not record any impairment in 2013 but recorded a $68,000 impairment charge in 2012 related to a long-lived asset.
Recent Accounting Pronouncements

Accounting Standards Codification "Addition to the Master Glossary."  In December 2013, Accounting Standards Update ("ASU") No. 2013-12, "Definition of a Public Business Entity" was issued.  The objective of this ASU is to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and a public entity within U.S. GAAP on a going-forward basis.  The definition of a public business entity will be used in considering the scope of new financial guidance and will identify whether the guidance does or does not apply to public business entities.  There is no actual effective date for the amendment in this update.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2013 and 2012 and our Consolidated Statements of Income and Comprehensive Income, Stockholders' Equity and Cash Flows for each of the years in the two-year period ended December 31, 2013, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company's chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In making this assessment, management used the criteria set forth in the framework issued by the COSO entitled Internal Control—Integrated Framework. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 of the Exchange Act that have occurred during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.	Other Information

Not applicable.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2013 ("2014 Proxy Statement").
Item 10	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 is incorporated by reference to the following sections of the 2014 Proxy Statement: "Proposal 1-Nomination and Election of Directors;" "Board of Directors;" "Executive Officers;" "Section 16(a) Beneficial Ownership Reporting Compliance;" and the following paragraphs under the section "Corporate Governance Matters" "--Committees of the Board of Directors—Audit Committee," and "--Code of Conduct

Item 11	Executive Compensation
The information called for in this Item 11 is incorporated by reference to the following sections of the 2014 Proxy Statement: "Executive Compensation," "Corporate Governance Matters--Compensation Committee Interlocks and Insider Participation," and "Executive Compensation--Compensation Committee Report."

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for in this Item 12 is incorporated by reference to the following sections of the 2014 Proxy Statement: "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation-- Equity Compensation Plans."

Item 13	Certain Relationships and Related Transactions, and Director Independence
The information called for in this Item 13 is incorporated by reference to the following sections of the 2014 Proxy Statement: "Corporate Governance Matters--Certain Relationships and Related Party Transactions" and "--Director Independence."

Item 14	Principal Accountant Fees and Services

The information called for in this Item 14 is incorporated by reference to the following sections of the 2014 Proxy Statement: "Independent Registered Public Accounting Firm and Audit Committee Report--Principal Accountant Fees and Services," "--Audit Fees," "--Audit Related Fees," "--Tax Fees," "--All Other Fees," and "--Pre-Approval Policy for Services."

PART IV
Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-30
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3)	Exhibits:
The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2014.

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

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	February 20, 2014

/s/ JEFFREY H. COATS Jeffrey H. Coats	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2014

/s/ CURTIS E. DEWALT Curtis E. DeWalt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2014

/s/ WESLEY OZIMA Wesley Ozima	Vice President and Controller (Principal Accounting Officer)	February 20, 2014

/s/ MICHAEL A. CARPENTER Michael A. Carpenter	Director	February 20, 2014

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	February 20, 2014

/s/ JEFFREY M. STIBEL Jeffrey M. Stibel	Director	February 20, 2014

/s/ JANET M. THOMPSON Janet M. Thompson	Director	February 20, 2014

AUTOBYTEL INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Autobytel Inc.

We have audited the accompanying consolidated balance sheet of Autobytel, Inc. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15 for the year ended December 31, 2013. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autobytel, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company has reversed $37.5 million of the valuation allowance recorded for deferred tax assets as of December 31, 2013. Our opinion is not modified with respect to this matter.

         /s/ MOSS ADAMS LLP

Los Angeles, CA
February 20, 2014

AUTOBYTEL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share and share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$18,930	$15,296
Accounts receivable, net of allowances for bad debts and customer credits of $405 and $426 at December 31, 2013 and 2012, respectively	14,178	10,081
Deferred tax asset	3,517	-
Prepaid expenses and other current assets	506	504
Total current assets	37,131	25,881
Property and equipment, net	1,548	1,593
Long-term strategic investment	2,500	-
Intangible assets, net	1,821	1,539
Goodwill	13,602	11,677
Long-term deferred tax asset	31,135	-
Other assets	456	77
Total assets	$88,193	$40,767
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,267	$3,837
Accrued expenses and other current liabilities	7,649	5,377
Deferred revenues	(1)	168
Total current liabilities	12,915	9,382
Convertible note payable	5,000	5,000
Borrowings under credit facility	4,250	-
Other non-current liabilities	1,200	620
Total liabilities	23,365	15,002
Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 55,000,000 shares authorized; 8,909,737 and 8,855,400 shares issued and outstanding at December 31, 2013 and 2012, respectively	9	9
Additional paid-in capital	307,171	306,252
Accumulated deficit	(242,352)	(280,496)
Total stockholders' equity	64,828	25,765
Total liabilities and stockholders' equity	$88,193	$40,767

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per-share data)

	Years Ended December 31,
	2013	2012
Revenues:
Lead fees	$74,732	$63,109
Advertising	3,289	3,524
Other revenues	340	169
Total revenues	78,361	66,802
Cost of revenues (excludes depreciation of $76 in 2013 and $118 in 2012)	47,915	40,530
Gross profit	30,446	26,272
Operating expenses:
Sales and marketing	9,612	8,536
Technology support	7,303	6,848
General and administrative	9,554	7,852
Depreciation and amortization	1,450	1,717
Litigation settlements	(316)	(273)
Total operating expenses	27,603	24,680
Operating income	2,843	1,592

Interest and other income, net	237	139
Income tax provision (benefit)	(35,064)	344
Net income and comprehensive income	$38,144	$1,387

Basic earnings per common share	$4.29	$0.15
Diluted earnings per common share	$3.61	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional
	Number of		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	9,224,345	$46	$306,733	$(281,883)	$24,896
Repurchase of common stock	(379,811)	(2)	(1,453)	-	(1,455)
Share-based compensation	-	-	915	-	915
Reduction in par due to reverse stock split	-	(35)	35	-	-
Issuance of common stock upon exercise of stock options	10,866	-	22	-	22
Net income	-	-	-	1,387	1,387
Balance, December 31, 2012	8,855,400	9	306,252	(280,496)	25,765
Share-based compensation	-	-	705	-	705
Issuance of common stock upon exercise of stock options	54,337	-	214	-	214
Net income	-	-	-	38,144	38,144
Balance, December 31, 2013	8,909,737	$9	$307,171	$(242,352)	$64,828

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2,012
Cash flows from operating activities:
Net income	$38,144	$1,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,875	2,162
Provision for bad debt	92	164
Provision for customer credits	511	391
Share-based compensation	704	910
Gain on long-term strategic investment	(108)	(132)
Change in deferred tax assets	(35,495)	-
Changes in assets and liabilities:
Accounts receivable	(4,610)	(492)
Prepaid expenses and other current assets	6	67
Other non-current assets	(246)	-
Accounts payable	1,416	756
Accrued expenses and other current liabilities	1,620	628
Deferred revenues	(175)	(48)
Non-current liabilities	598	13
Net cash provided by operating activities	4,332	5,806
Cash flows from investing activities:
Purchase of Advanced Mobile	(1,824)	-
Investment in AutoWeb	(2,500)	-
Investment in SaleMove	(150)	-
Purchase of intangible assets	(16)	-
Change in short-term investment	-	400
Change in long-term strategic investment	108	326
Purchases of property and equipment	(670)	(772)
Net cash used in investing activities	(5,052)	(46)
Cash flows from financing activities:
Repurchase of common stock	-	(1,455)
Borrowings under credit facility	4,250	-
Net proceeds from stock option exercises	215	27
Payment of contingent fee arrangement	(111)	(245)
Net cash provided by (used in) financing activities	4,354	(1,673)
Net increase in cash and cash equivalents	3,634	4,087
Cash and cash equivalents, beginning of period	15,296	11,209
Cash and cash equivalents, end of period	$18,930	$15,296
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$135	$24
Cash paid for interest	$324	$300

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Autobytel

Autobytel Inc. ("Autobytel" or the "Company") is an automotive marketing services company that assists automotive retail dealers ("Dealers") and automotive manufacturers ("Manufacturers") market and sell new and used vehicles through its programs for online lead referrals ("Leads"), Dealer marketing products and services, and online advertising programs and mobile products.
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

Effective October 1, 2013 ("Advanced Mobile Acquisition Date"), the Company acquired substantially all of the assets of privately-held Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation (collectively referred to in this Annual Report on Form 10-K as "Advanced Mobile").  Advanced Mobile provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, text-chat, mobile text marketing, self-service mobile messaging, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  Text chat provides a web-based portal that allows Dealers to centrally manage text communications.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting. As a result of the acquisition, the Company will offer Manufacturers and Dealers the ability to connect with consumers using text communication via a secure platform. In addition, Autobytel will offer Dealers a comprehensive suite of mobile products, including mobile apps, mobile websites, Send2Phone capabilities and text message marketing.  Advanced Mobile's results of operations are included in the Company's consolidated financial statements beginning October 1, 2013.

On January 13, 2014  ("AutoUSA Closing Date"), Autobytel and AutoNation, Inc., a Delaware corporation ("Seller Parent"), and AutoNationDirect.com, Inc., a Delaware corporation and subsidiary of Seller Parent ("Seller"), entered into and consummated a Membership Interest Purchase Agreement in which Autobytel acquired all of the issued and outstanding membership interests in AutoUSA, LLC, a Delaware limited liability company and a subsidiary of Seller ("AutoUSA").  AutoUSA, a competitor to the Company, is a (i) lead aggregator purchasing internet-generated automotive consumer leads from third parties and reselling those consumer leads to automotive vehicle dealers; and (ii) reseller of third party products and services to automotive Dealers.  See Note 10 of the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

2.	Summary of Significant Accounting Policies

Beginning with the quarter ended September 30, 2013, the Company achieved a position of overall cumulative income in the trailing twelve quarters. Additionally, the Company has achieved three consecutive years of income. With these positive trends, along with the Company's updated future projections prepared in the fourth quarter, the Company determined that it was appropriate to release $37.5 million of the valuation allowance in the quarter ended December 31, 2013. The only valuation allowance remaining is $1.6 million related to California net operating losses that will likely expire unutilized and $4.8 million related to stock option deductions that will be realized in the future years once the deductions reduce income taxes payable. This reversal is a one-time benefit to the consolidated financial statements as of December 31, 2013 and the Company will begin utilizing the deferred tax assets against its pre-tax income prospectively, commencing with the quarter ending March 31, 2014.

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

Investments.  In August 2010, the Company acquired less than a 5% equity interest in Driverside, Inc. ("Driverside"), a non-publicly traded company, for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  The Company received 1,352,082 shares of Series C preferred stock in Driverside for its investment.  The Company made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company's pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company's consolidated balance sheet.   In 2012 the Company received $326,000, which represented its pro rata share of contingent payments upon milestones achieved by Driverside.  Of the $326,000 received in 2012, $194,000 was recorded as a complete reduction to the investment in Driverside and $132,000 was recorded as other income.  In 2013 the Company received $108,000 from Driverside, which represented its pro rata share of amounts released from an escrow account established to satisfy post-closing indemnification claims.  The Company recorded the $108,000 as other income. There are no further amounts due associated with the Driverside investment.

 In September 2013 the Company entered into a Contribution Agreement with privately-held AutoWeb, Inc., a Delaware corporation ("AutoWeb"), in which Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock are convertible into AutoWeb common stock on a one-for-one basis (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations) and represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, on a fully diluted basis, as of this date.  The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500, which option expires September 2015. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. Upon the occurrence of a liquidation event (i.e., a liquidation, dissolution or winding up of AutoWeb; a consolidation or merger where AutoWeb is not the surviving entity; a consolidation or merger where AutoWeb is the surviving entity and either (i) the rights of the Series A Preferred Stock are changed, or (ii) the Series A Preferred Stock is exchanged for cash, securities or property; or a sale or transfer of all or substantially all of AutoWeb's assets), the Series A Preferred Stock is entitled to a liquidation preference of the greater of (i) $1,000 per share (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations); and (ii) the amount that would be distributed with respect to AutoWeb's common stock, assuming full conversion of the Series A Preferred Stock into common stock.

  In September 2013 the Company invested $150,000 in SaleMove, Inc., a Delaware corporation, ("SaleMove") in the form of a convertible promissory note.  The convertible promissory note accrues interest an annual rate of 6.0% and is due and payable in full on August 14, 2015 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note. The Company recorded the $150,000 note as an other long-term asset on the Consolidated Balance Sheet as of December 31, 2013.

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

In October 2013 the Company entered into an agreement with SaleMove to become the exclusive provider to the automotive industry of SaleMove's technology for enhancing communications with consumers.  SaleMove's patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company committed to advance SaleMove up to $1.0 million to fund SaleMoves' fifty percent share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove's share of sales revenue.

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
The total consideration paid as part of the acquisition of privately-held Autotropolis, Inc., a Florida corporation, and Cyber Ventures, Inc., a Florida corporation (collectively referred to in this Annual Report on Form 10-K as "Cyber") on September 17, 2010 ("Cyber Acquisition Date") included contingent consideration of up to $1.0 million.  On the Cyber Acquisition Date, a liability was recognized for an estimate of the Cyber Acquisition Date fair value of the contingent consideration based on the probability of achieving the targets and the probability weighted discount on cash flows.  The fair value of the contingent consideration arrangement as of the Cyber Acquisition Date was $526,000.  We paid a total of $689,000 in contingent consideration as of December 31, 2013.  Differences beyond the initial value of $526,000 were expensed to general and administrative expense on the Company's Consolidated Statement of Income and Comprehensive Income.  There are no further contingent consideration payments due. The fair value of the contingent consideration was estimated using a Monte Carlo Simulation.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  The key assumptions in applying the Monte Carlo Simulation consisted of minimum, maximum and modal values for the expected quarterly incremental Lead volume, close rate index and gross margin growth rate as well as a triangular distribution assumption.  Future changes in fair value of the contingent consideration, as a result of changes in significant inputs, could have a material effect on the Statement of Income in the period of the change.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with AutoNation, General Motors and Urban Science Applications (which represents several Manufacturer programs). During 2013, approximately 30% of the Company's total revenues was derived from these three customers, and approximately 40% or $5.8 million of gross accounts receivable related to these three customers at December 31, 2013.

During 2012, approximately 26% of the Company's total revenues was derived from these three customers, and approximately 33% or $3.5 million of gross accounts receivable related to these three customers at December 31, 2012. In 2012, Urban Science Applications accounted for 14% of total revenues and 10% of the total accounts receivable as of December 31, 2012.

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

Operating Leases.  The Company leases office space and certain office equipment under operating lease agreements which expire on various dates through 2019, with options to renew on expiration of the original lease terms.

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

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with the Internal-Use Software and the Website Development Costs Topics, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service are amortized using the straight-line method over the estimated useful life of the related websites. The Company capitalized $82,000 and $193,000 of such costs for the years ended December 31, 2013 and 2012, respectively.

Impairment of Long-Lived Assets.  The Company periodically reviews long-lived assets to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the long-lived assets and other intangibles. Future events could cause the Company to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company's financial condition and results of operations. The Company did not record any impairment in 2013 but recorded a $68,000 impairment charge in 2012 related to a long-lived asset.

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

Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs, and other cost of revenues. Lead and traffic acquisition costs consist of payments made to the Company's Lead providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization ("SEO") activity, included on the Company's properties, connectivity costs, development costs related to the Company's websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company's websites. Search engine marketing ("SEM"), sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

Income Taxes.  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to an amount it believes is more likely than not to be realized.  During the current period, the Company reversed $37.5 million of the valuation allowance due to the Company's historical earnings and future projections.

 As of December 31, 2013, the Company had $0.6 million of unrecognized tax benefits.  There were no material changes to our uncertain tax positions during the current period. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2013, the Company accrued $20,000 of interest associated with our unrecognized tax benefits, and $7,000 of interest expense was recognized in 2013.

Computation of Basic and Diluted Net Earnings per Share.  Basic net income per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants described below and common shares issuable upon conversion of the note described in Note 4.

The following are the share amounts utilized to compute the basic and diluted net earnings per share for the years ended December 31:

	2013	2012
Basic Shares:
Weighted average common shares outstanding	8,883,357	9,229,817
Weighted average common shares repurchased	-	(233,998)
Basic Shares	8,883,357	8,995,819

Diluted Shares:
Basic Shares	8,883,357	8,995,819
Weighted average dilutive securities	1,732,596	207,709
Dilutive Shares	10,615,953	9,203,528

For the year ended December 31, 2013, weighted average dilutive securities included dilutive options, warrants and convertible debt.  For the year ended December 31, 2012, weighted average dilutive securities included dilutive options.
Potentially dilutive securities representing approximately 1.1 million and 2.5 million shares of common stock for the years ended December 31, 2013 and 2012, respectively, were excluded from the computation of diluted income per share for these periods because their effect would have been anti-dilutive.

Share-Based Compensation.  The Company grants restricted stock and stock option awards (the "Awards") under several of its share-based compensation Plans (the "Plans"), that are more fully described in Note 7.  The Company recognizes share-based compensation based on the Awards' fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards' respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions.
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

Advertising Expense.  Advertising costs are expensed in the period incurred. Advertising expense in 2013 and 2012 was $1.8 million and $1.2 million, respectively.

Recent Accounting Pronouncements

Accounting Standards Codification "Addition to the Master Glossary."  In December 2013, Accounting Standards Update ("ASU") No. 2013-12, "Definition of a Public Business Entity" was issued.  The objective of this ASU is to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and a public entity within U.S. GAAP on a going-forward basis.  The definition of a public business entity will be used in considering the scope of new financial guidance and will identify whether the guidance does or does not apply to public business entities.  There is no actual effective date for the amendment in this update.

3.	Acquisition of Advanced Mobile
Effective on the Advanced Mobile Acquisition Date, the Company acquired substantially all of the assets of Advanced Mobile.  Advanced Mobile provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, text-chat, mobile text marketing, self-service mobile messaging, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting.  Advanced Mobile was acquired to enable the Company to offer the automotive industry the mobile technology and resources required to exploit the expanding growth in smart phone and tablet use.

    The Advanced Mobile Acquisition Date fair value of the consideration transferred totaled $3.4 million which consisted of the following:

(in thousands)

Cash (including working capital adjustment of $70)	$2,570
Contingent consideration	825
$3,395

The contingent consideration arrangement ("Contingent Consideration") requires the Company to pay up to $1.5 million (representing quarterly payments of up to $125,000 beginning first quarter 2014 and ending fourth quarter 2016) of additional consideration to Advanced Mobile if certain revenue and gross profit targets are met.  The fair value of the contingent consideration as of the Advanced Mobile Acquisition Date was $825,000.  The fair value of the contingent consideration was estimated using a Monte Carlo Simulation.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures.  The key assumptions in applying the Monte Carlo Simulation consisted of volatility inputs for both revenue and gross profit, forecasted gross margin, and a weighted-average cost of capital assumption used to adjust forecasted revenue and gross margin for risk.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Advanced Mobile Acquisition Date.  Because the transaction was completed subsequent to the end of the third quarter of 2013, we have not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

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

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the preliminary fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Non-compete agreements	Discounted cash flow (2)	$110	5
Customer relationships	Excess of earnings (3)	450	2
Developed technology	Excess of earnings (3)	820	5
Total purchased intangible assets		$1,380
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

The non-compete agreement fair values were derived by calculating the difference between the present value of the Company's forecasted cash flows with the agreements in place and without the agreements in place.

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

The goodwill recognized of $1.9 million is attributable primarily to expected synergies and the assembled workforce of Advanced Mobile.  The full amount is amortizable for income tax purposes.  As of December 31, 2013, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Advanced Mobile.

The Company incurred $0.3 million of acquisition related costs related to Advanced Mobile through December 31, 2013, all of which was expensed.
The following unaudited pro forma information presents the consolidated results of the Company and Advanced Mobile for the twelve months ended December 31, 2013 and 2012, respectively, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013 and 2012, respectively, are as follows:

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012
	(in thousands)	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$79,083	$67,691
Net income	$38,038	$1,267

4.            Selected Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2013	2012
	(in thousands)
Computer software and hardware and capitalized internal use software	$11,924	$11,729
Furniture and equipment	1,256	1,252
Leasehold improvements	937	892
	14,117	13,873
Less—Accumulated depreciation and amortization	(12,569)	(12,280)
Property and Equipment, net	$1,548	$1,593

 As of December 31, 2013 and 2012, capitalized internal use software, net of amortization, was $0.6 million and $0.8 million, respectively.  Depreciation and amortization expense related to property and equipment was $0.7 million for the year ended December 31, 2013.  Of this amount, $0.2 million was recorded in cost of revenues and $0.5 million was recorded in operating expenses.  Depreciation and amortization expense related to property and equipment was $0.8 million for the year ended December 31, 2012.  Of this amount, $0.2 million was recorded in cost of revenues and $0.6 million was recorded in operating expenses.

Investments.  In August 2010, the Company acquired less than a 5% equity interest in Driverside, Inc. ("Driverside"), a non-publicly traded company, for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  The Company received 1,352,082 shares of Series C preferred stock in Driverside for its investment.  The Company made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company's pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company's consolidated balance sheet.   In 2012 the Company received $326,000, which represented its pro rata share of contingent payments upon milestones achieved by Driverside.  Of the $326,000 received in 2012, $194,000 was recorded as a complete reduction to the investment in Driverside and $132,000 was recorded as other income. In 2013 the Company received $108,000 from Driverside, which represented its pro rata share of amounts released from an escrow account established to satisfy post-closing indemnification claims.  The Company recorded the $108,000 as other income. There are no further amounts due associated with the Driverside investment.

In September 2013 the Company entered into a Contribution Agreement with AutoWeb, in which Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, assuming conversion of the Series A Preferred Stock into AutoWeb common stock as of this date.  The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500.00, which option expires September 2015. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. Upon the occurrence of a liquidation event (i.e., a liquidation, dissolution or winding up of AutoWeb; a consolidation or merger where AutoWeb is not the surviving entity; a consolidation or merger where AutoWeb is the surviving entity and either (i) the rights of the Series A Preferred Stock are changed, or (ii) the Series A Preferred Stock is exchanged for cash, securities or property); or a sale or transfer of all or substantially all of AutoWeb's assets), the Series A Preferred Stock is entitled to a liquidation preference of the greater of (i) $1,000 per share (subject to adjustments for stock splits, stock dividends combinations and recapitalizations); and (ii) the amount that would be distributed with respect to AutoWeb's common stock, assuming full conversion of the Series A Preferred Stock into common stock.
In September 2013 the Company entered into a Convertible Note Purchase Agreement in which Autobytel invested $150,000 in SaleMove in the form of a convertible promissory note.  The convertible promissory note accrues interest an annual rate of 6.0% and is due and payable in full on August 14, 2015 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.

  Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisitions of Cyber and Advanced Mobile, the Company identified $5.9 million of intangible assets.  The Company's intangible assets will be amortized over the following estimated useful lives (in thousands):

		December 31, 2013			December 31, 2012
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	5 years	$5,582	$(5,209)	$373	$5,540	$(5,023)	$517
Software and publications	3 years	1,300	(1,300)	-	1,300	(992)	308
Customer relationships	3 years	2,320	(1,926)	394	1,870	(1,427)	443
Employment/non-compete agreements	5 years	610	(335)	275	500	(229)	271
Developed technology	5 years	820	(41)	779	-	-	-
		$10,632	$(8,811)	$1,821	$9,210	$(7,671)	$1,539

Amortization expense is included in "Depreciation and amortization" in the Statement of Income.  Amortization expense for intangible assets for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2014	$700
2015	567
2016	195
2017	191
2018	144
$1,797

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not record any impairment related to goodwill as of December 31, 2013 and 2012.

As of December 31, 2013 and 2012, goodwill consisted of the following:

(in thousands)
Goodwill as of December 31, 2012	$11,677
Acquisition of Advanced Mobile	1,925
Goodwill as of December 31, 2013	$13,602

Accrued Expenses and Other Current Liabilities

As of December 31, 2013 and 2012, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
Compensation and related costs and professional fees	$3,540	$2,006
Other accrued expenses	3,209	2,847
Amounts due to customers	208	149
Other current liabilities	692	375
Total accrued expenses and other current liabilities	$7,649	$5,377

Long-term debt.  In connection with the acquisition of Cyber in September 2010, the Company issued a convertible subordinated promissory note for $5.0 million ("Convertible Note") to the sellers.  The fair value of the Convertible Note as of the Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the Convertible Note included a market yield of 15.0% and stock price volatility of 77.5%.  As the Convertible Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Convertible Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Convertible Note may convert all or any part of, but in 40,000 minimum share increments, the then outstanding and unpaid principal of the Convertible Note into fully paid shares of the Company's common stock at a conversion price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Convertible Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Convertible Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

Credit Facility.  The Company entered into an $8.0 million revolving credit facility ("Facility") in February 2013 with Union Bank, N.A.  The Facility may be used as a source to finance capital expenditures, acquisitions, stockholder buyback, and other general corporate purposes.  Borrowings under the Facility will bear interest at either the bank's Reference Rate (prime rate) minus 0.50% or the London Interbank Offering Rate (LIBOR) plus 1.50%, at the option of the Company.  The Company will also pay a commitment fee on the unused Facility of 0.10% payable quarterly in arrears.  The outstanding balance as of December 31, 2013 was $4.25 million.  The Facility contains certain customary representations and warranties, affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain a minimum consolidated net liquidity, profitability, EBITDA and tangible net worth, with which the Company was in compliance with as of December 31, 2013.  Borrowings under the Facility are secured by a first priority security interest on our accounts receivable and proceeds thereof.  The Facility matures in February 2015.

5.	Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2019.  The Company's headquarters are located in Irvine, California. The Company's headquarters consist of approximately 26,000 square feet of leased office space. The headquarters lease expires July 31, 2017, but the Company retains rights to terminate the lease for the lease years beginning August 1, 2015 and 2016.  The Company also maintains offices located in Troy, Michigan, which consist of approximately 5,400 square feet of leased office space under a lease that expires  July 31, 2015, with an option to extend the term for an additional one-year term; Tampa, Florida, which consists of approximately 2,800  square feet of leased office space under a lease that expires May 31, 2015; and King of Prussia, Pennsylvania, which consists of approximately 2,600 square feet of leased office space under a lease that expires January 1, 2019.  The Company's future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2014	$498
2015	133
Thereafter	172
$803

Rent expense included in operating expenses was $0.7 million for both of the years ended December 31, 2013 and 2012.

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

6.       Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code ("IRC") (the "401(k) Plan".) The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company did not make a contribution in the years ended December 31, 2013 and December 31, 2012.

7.	Stockholders' Equity

Stock-Based Incentive Plans

The Company has established several plans that provide for stock-based awards ("Awards") primarily in the form of stock options and restricted stock awards ("RSAs"). Certain of these Plans provide for awards to employees, the Company's Board of Directors, and independent consultants. The Awards were granted under the 1996 Stock Incentive Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan, the 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan, the 2004 Restricted Stock and Option Plan, the 2006 Inducement Stock Option Plan and the 2010 Equity Incentive Plan.  As of June 24, 2010, awards may only be granted under the 2010 Equity Incentive Plan.  An aggregate of 0.4 million shares of Company common stock are reserved for future issuance under the 2010 Equity Incentive Plan at December 31, 2013.
In addition to Awards under the foregoing plans, during the year December 31, 2013 in connection with the acquisition of Advanced Mobile, the Company granted 88,641 performance-based inducement stock options ("2013 Advanced Mobile Inducement Options") to a new employee.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of incomes as follows:

	Years Ended December 31,
	2013	2012
	(in thousands)
Share-based compensation expense:
Cost of revenues	$50	$46
Sales and marketing	153	225
Technology support	206	288
General and administrative	297	356
Share-based compensation expense	706	915

Amount capitalized to internal use software	2	5
Total share-based compensation expense	$704	$910

As of December 31, 2013 and December 31, 2012, there was approximately $0.6 million and $0.8 million, respectively, of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 1.5 years.

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

Awards granted under the Company's stock option plans and the 2013 Advanced Mobile Inducement Options were estimated to have a weighted average grant date fair value per share of $2.57 and $2.37 for the years ended December 31, 2013 and 2012, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2013	2012
Expected volatility	65%	84%
Expected risk-free interest rate	0.8%	0.6%
Expected life (years)	4.3	4.2

A summary of the Company's outstanding stock options as of December 31, 2013, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2012	1,559,339	$6.12	5.6
Granted	289,258	5.22
Exercised	(54,337)	3.92
Forfeited or expired	(162,457)	10.60
Outstanding at December 31, 2013	1,631,803	$5.59	4.9	$16,453
Vested and expected to vest at December 31, 2013	1,599,601	$5.59	4.9	$16,142
Exercisable at December 31, 2013	1,247,384	$5.78	4.5	$12,541

Service-Based Options.  During the years ended December 31, 2013 and 2012, the Company granted 113,500 and 80,900 service-based stock options, with weighted average grant date fair values of $2.37 and $2.31, respectively.
Performance-Based Options.  During the year ended December 31, 2013, the Company granted 87,117 performance-based stock options ("2013 Performance-Based Options") to certain employees with a weighted average grant date fair value and exercise price of $2.19 and $4.00, respectively, using a Black-Scholes option pricing model.  The 2013 Performance-Based Options are subject to two vesting requirements and conditions: i) percentage achievement of 2013 revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") goals and ii) time vesting.  Based on the Company's 2013 revenues and EBITDA performance, 83,398 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date and the remainder will vest ratably over twenty four months, thereafter.
During the year ended December 31, 2013, the Company also granted the 2013 Advanced Mobile Inducement Options, with a weighted average grant date fair value of $3.21, using a Black-Scholes option pricing model and weighted average exercise price of $7.17.  The 2013 Inducement Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2014, 2015 and 2016 revenues and gross profit goals for the Advanced Mobile business and (ii) time vesting.
During the year ended December 31, 2012, the Company granted 249,199 performance-based stock options ("2012 Performance-Based Options") to certain employees with a weighted average grant date fair value and exercise price of $2.39 and $3.90, respectively, using a Black-Scholes option pricing model.  The 2012 Performance-Based Options are subject to two vesting requirements and conditions: i) percentage achievement of 2012 revenues and EBITDA goals and ii) time vesting.  Based on the Company's 2012 revenues and EBITDA performance, 161,394 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date and the remainder will vest ratably over twenty four months, thereafter.

Market Condition Options
In 2009 the Company granted 213,650 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $1.75, with a fair market value per option granted of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vest on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercisable.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel's common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercisable ("Market Condition A").  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel's common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercisable ("Market Condition B"). Certain of these options will accelerate vesting upon a change in control of the Company. Market Condition A was achieved during 2009 and Market Condition B was achieved in 2010.   During 2013, 5,879 stock options were exercised related to these market condition options.
 During 2013, 54,337 options were exercised (inclusive of 5,879 market condition stock options exercised during 2013), with an aggregate weighted average exercise price of $3.92.  During 2012, 10,982 options were exercised (inclusive of the 9,206 market condition stock options exercised during 2012), with an aggregate weighted average exercise price of $1.97.  The total intrinsic value of options exercised during 2013 and 2012 was $60,000 and $21,000, respectively.

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

Shares Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2013:

Number of Shares
Stock options outstanding	1,631,803
Authorized for future grants under stock-based incentive plans	388,971
Reserved for exercise of Warrant	400,000
Reserved for conversion of promissory note	1,075,268
Total	3,496,042

8.            Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31:

	2013	2012
	(in thousands)
Current:
Federal	$95	$12
State	113	66
	208	78
Deferred:
Federal	1,353	225
State	902	41
	2,255	266

Valuation Allowance Release	(37,527)	-

Total income tax expense (benefit)	$(35,064)	$344

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Tax provision at U.S. federal statutory rates	34.0%	35.0%
State taxes	3.5	5.9
Federal rate adjustment	34.6	-
State rate adjustment	0.5	8.8
Deferred tax asset adjustments	5.9	-
Non-deductible permanent items	0.6	0.7
Stock options	0.4	3.4
Other	0.5	(0.7)
Change in valuation allowance	(1219.1)	(33.2)
Effective income tax rate	(1139.1%)	19.9%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$149	$160
Accrued liabilities	832	248
Net operating loss carry-forwards	37,426	40,350
Fixed assets	111	144
Intangible assets	2,006	1,991
Share-based compensation expense	1,143	944
Deferred revenue	-	2
Other	184	44
Total gross deferred tax assets	41,851	43,883
Valuation allowance	(6,356)	(43,883)
	35,495	-

Deferred tax liabilities:
Tax deductible goodwill	(843)	(620)
Total gross deferred tax liabilities	(843)	(620)
Net deferred income taxes	$34,652	$(620)

During 2013 management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.  Significant pieces of objective positive evidence evaluated were the cumulative earnings generated over the three-year period ended December 31, 2013 and the Company's strong future earnings projections.  Based on this evaluation, as of December 31, 2013, the Company reversed $37.5 million of its valuation allowance.We believe, however, that it is more likely than not that $1.6 million in state net operating loss carryforwards will not be realized.  Accordingly, a valuation allowance has been placed on these state net operating losses.  In addition, included in the NOL deferred tax asset above is approximately $13.5 million and $6.7 million for federal and state, respectively, of deferred tax asset attributable to excess stock option deductions.  Due to a provision within ASC Topic 718, Compensation – Stock Compensation ("ASC 718"), concerning when tax benefits related to excess stock option deduction can be credited to paid-in-capital, the related valuation allowance of $4.8 million cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized.  The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.  The Company follows ASC 740 ordering to determine when such NOL has been realized.

At December 31, 2013, the Company had federal and state net operating loss carry-forwards ("NOLs") of approximately $100.9 million and $66.1 million, respectively.  The federal NOLs expire through 2031 as follows (in millions):

2021	$21.6
2022	1.7
2023	-
2024	4.1
2025	7.7
2026	25.5
2027	15.5
2028	5.2
2029	7.7
2030	10.6
2031	1.3
$100.9

The state NOLs expire through 2031 as follows (in millions):

2014	$4.6
2015	6.6
2016	20.6
2017	3.2
2028	2.6
2029	5.8
2030	11.0
2031	1.3
California NOLs	55.7
Other State NOLs	10.4
Total State NOLs	$66.1

Utilization of the net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006 and any changes have been reflected in the NOLs presented above as of December 31, 2013.  As a result of an acquisition in 2001, approximately  $9.9 million of the NOLs are subject to an annual limitation of approximately $0.5 million per year.

The federal and state net operating losses begin to expire in 2021 and 2014, respectively. Approximately $10.8 million and $5.0 million, respectively, of the federal and state net operating loss carry-forwards were incurred by subsidiaries prior to the date of the Company's acquisition of such subsidiaries. The Company established a valuation allowance of $4.1 million at the date of acquisitions related to these subsidiaries. During 2013, the valuation allowance has been reversed.  The tax benefits associated with the realization of such net operating losses will be credited to the provision for income taxes. In addition, federal and state net operating losses of approximately $13.5 million and $6.7 million, respectively, relate to stock option deductions. Therefore, once the stock option deductions reduce income taxes payable in the future in accordance with ASC 718,  approximately $4.6 million and $0.2 million, respectively, will be credited to stockholders' equity rather than to income tax benefit.

At December 31, 2013, deferred tax assets exclude approximately $0.6 million and $0.1 million of tax-effected federal and state net operating losses pertaining to tax deductions from stock-based compensation. Upon future realization of these benefits, the Company expects to increase additional paid-in capital and reduce income taxes payable. The benefit of excess stock option deductions is not recorded until such time that the deductions reduce income taxes payable. For purposes of determining when the stock options reduce income taxes payable, the Company has adopted the "with and without" approach whereby the Company considers net operating losses arising from continuing operations prior to net operating losses attributable to excess stock option deductions.

At December 31, 2013, the Company has federal and state research and development tax credit carry-forwards of $0.3 million and $0.2 million, respectively.  The federal credits begin to expire in 2021.  The state credits do not expire.

As of December 31, 2013 and 2012, the Company had unrecognized tax benefits of approximately $0.6 million and $0.6 million, respectively, all of which, if subsequently recognized, would have affected the Company's tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
	(in thousands)
Balance at January 1,	$636	$500
Additions based on tax positions related to prior years	-	136

Balance at December 31,	$636	$636

The Company files income tax returns in the United States and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2008 (except for the use of tax losses generated prior to 2008 that may be used to offset taxable income in subsequent years). The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company accrued $20,000 and $13,000 of interest, respectively, associated with its unrecognized tax benefits in the years ended December 31, 2013 and 2012.

9.            Quarterly Financial Data (Unaudited)
Below is a summary table of the Company's quarterly data for the years ended December 31, 2013 and December 31, 2012.

	Quarter Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(in thousands, except per-share amounts)
Total net revenues	$20,693	$21,635	$17,771	$18,261	$16,911	$17,454	$15,731	$16,705
Gross profit	$8,089	$8,809	$6,956	$6,592	$6,385	$6,715	$6,335	$6,836
Net income (loss)	$36,150	$1,273	$386	$334	$351	$551	$231	$253
Basic earnings (loss) per share	$4.06	$0.14	$0.04	$0.04	$0.04	$0.06	$0.03	$0.01
Diluted earnings (loss) per share	$3.26	$0.13	$0.04	$0.04	$0.04	$0.06	$0.02	$0.01

10.            Subsequent Event

Credit Facility

On January 13, 2014, the Company entered into a Credit Facility Amendment with Union Bank, amending the Company's existing Loan Agreement with Union Bank initially entered into on February 26, 2013, and amended on September 10, 2013 (the existing Loan Agreement, as amended to date, is referred to herein collectively as the "Credit Facility Agreement").  The Credit Facility Amendment provides for (i) a new Term Loan; and (ii) amendments to the existing Revolving Loan.

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500.   Borrowings under the Term Loan or under the Revolving Loan will bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50% (an increase under the existing Revolving Loan from 1.50%), at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected.  The Company also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears.  Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof.  The Term Loan matures December 31, 2017, and the maturity date of the Revolving Loan was extended from February 28, 2015 to March 31, 2017.  Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes.  Borrowing under the Term Loan is limited to use for the acquisition described below, and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.

Acquisition of AutoUSA

On January 13, 2014 ("AutoUSA Acquisition Date"), Autobytel and Seller Parent, and Seller, entered into and consummated a Membership Interest Purchase Agreement in which Autobytel acquired all of the issued and outstanding membership interests in AutoUSA, a competitor of the Company.  AutoUSA is a (i) lead aggregator purchasing internet-generated automotive consumer leads from third parties and reselling those consumer leads to automotive vehicle dealers; and (ii) reseller of third party products and services to automotive Dealers.  The Company acquired AutoUSA to expand its reach and influence in the industry by increasing its Dealer network.

The AutoUSA Acquisition Date fair value of the consideration transferred totaled $11.9 million which consisted of the following:

(in thousands)

Cash (including a working capital adjustment of $44)	$10,044
Convertible subordinated promissory note	1,300
Warrant to purchase $1.0 million of Company Common Stock	510
$11,854

As part of the consideration paid for the acquisition, the Company issued a convertible subordinated promissory note for $1.0 million ("AutoUSA Note") to the Seller.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the Note include a market yield of 1.6% and stock price volatility of 65.0%.  As the Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Note is to be paid in full on January 31, 2019.  At any time after January 31, 2017, the holders of the Note may convert all or any part of, but at least 30,600 shares, the then outstanding and unpaid principal of the Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

The warrant to purchase 69,930 shares of Company common stock issued in connection with the acquisition ("AutoUSA Warrant") was valued as of the AutoUSA Acquisition Date at $7.35 per share for a total value of $0.5 million.  The Company used an option pricing model to determine the value of the Warrant.  Key assumptions used in valuing the Warrant are as follows: risk-free rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years.  The Warrant was valued based on long-term volatilities of the Company.  The exercise price of the Warrant is $14.30 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant becomes exercisable on the third anniversary of the issuance date and expires on the fifth anniversary of the issuance date.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the AutoUSA Acquisition Date.  Because the transaction was completed subsequent to December 31, 2013, we have not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

(in thousands)

Accounts receivable	$2,934
Prepaid expenses	43
Net fixed assets and other long-lived assets	431
Total tangible assets acquired	3,408

Accounts payable	2,270
Total liabilities assumed	2,270

Net identifiable assets acquired	1,138

Long-lived intangible assets acquired	3,750

Goodwill	6,966

Net assets acquired	$11,854

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the preliminary fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Non-compete agreements	Discounted cash flow (2)	$90	2
Customer relationships	Excess of earnings (3)	2,660	5
Trademark/tradenames	Relief from Royalty (4)	1,000	5
Total purchased intangible assets		$3,750
(1) (2) (3) (4)
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

The non-compete agreement fair values were derived by calculating the difference between the present value of the Company's forecasted cash flows with the agreements in place and without the agreements in place.

The excess of earnings method estimates a purchased intangible asset's value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or relationships.

The relief from royalty method is an earnings approach which assesses the royalty savings an entity realizes since it owns the asset and doesn't have to pay a third party a license fee for it use.

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the preliminary fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at a rate of 17.5%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The goodwill recognized of $7.0 million is attributable primarily to expected synergies and the assembled workforce of AutoUSA.  The full amount is expected to be amortizable for income tax purposes.

The Company incurred $0.2 million of acquisition related costs related to AutoUSA through December 31, 2013, all of which was expensed.

The following unaudited pro forma information presents the consolidated results of the Company and AutoUSA for the twelve months ended December 31, 2013 and 2012, respectively, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013 and 2012, respectively, are as follows:

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012
	(in thousands)	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$95,888	$104,461
Net income	$2,722	$39,614

AUTOBYTEL INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2013	2012
	(in thousands)
Allowance for bad debts:
Beginning balance	$268	$219
Additions	92	163
Write-offs	(66)	(114)
Ending balance	$294	$268
Allowance for customer credits:
Beginning balance	$158	$321
Additions	511	391
Write-offs	(558)	(554)
Ending balance	$111	$158
Tax valuation allowance:
Beginning balance	$43,883	$44,457
Charged (credited) to tax expense	(37,527)	(574)
Ending balance	$6,356	$43,883

EXHIBIT INDEX

Number	Description

2.1 ‡
Asset Purchase Agreement dated as of September 16, 2010 by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the Securities and Exchange Commission ("SEC") on November 12, 2010 (SEC File No. 001-34761) ("3rd Quarter 2010 Form 10-Q")

2.2 ‡
Asset Purchase Agreement dated as of September 30, 2013 by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 001-34761)

2.3 ‡
Membership Interest Purchase Agreement dated as of January 13, 2014 by and among Autobytel Inc., a Delaware corporation, AutoNation, Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2014 (SEC File No. 001-34761) ("January 2014 Form 8-K")

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly autobytel.com inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); and Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 001-34761);

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 000-22239); and Amendment to Third Amended and Restated Bylaws of Autobytel adopted on September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 001-34761)

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, which is incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1**
Form of Amended and Restated Indemnification Agreement between Autobytel and its directors and officers, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761)

10.2**
Form of Outside Director Stock Option Agreement pursuant to the 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2005 (SEC File No. 000-22239) ("September 2005 Form 8-K")

10.3**	Form of Letter Agreement (amending certain stock option agreements with Outside Directors), which is incorporated herein by reference to Exhibit 10.2 to the September 2005 Form 8-K

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

10.6**
Autobytel.com inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8  filed with the SEC on November 1, 1999 (SEC File No. 333-90045)

10.7**
Amendment No. 1 to the Autobytel.com Inc. 1998 Stock Option Plan dated September 22, 1999, which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999 (SEC File No. 000-22239)

10.8**
Amendment No. 1 to the Autobytel.com Inc. 1999 Stock Option Plan dated September 22, 1999, which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999  (SEC File No. 000-22239)

10.9**	Auto-By-Tel Corporation 1996 Stock Incentive Plan and related agreements, which are incorporated herein by reference to Exhibit 10.6 of Amendment No. 1 to S-1 Registration Statement

10.10**
Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 15, 2000 (SEC File No. 333-39396)

10.11**
Autobytel.com Inc. 2001 Restricted Stock Plan, which is incorporated herein by reference to Annex D to the Registration Statement on Form S-4 originally filed with the SEC on May 11, 2001 (SEC File No. 333-60798) and amended on July 17, 2001

10.12**
Amendment No. 1 to the Auto-by-Tel Corporation 1996 Stock Incentive Plan, which is incorporated herein by reference to Exhibit (d)(2) of Schedule TO filed with the SEC on December 14, 2001 (SEC File No. 005-58067) ("Schedule TO")

10.13**	Amendment No. 2 to the Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(5) to the Schedule TO

10.14**	Amendment No. 2 to the Autobytel.com Inc. 1999 Stock Option Plan is incorporated herein by reference to Exhibit (d)(8) to the Schedule TO

10.15**	Amendment No. 1 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(10) to the Schedule TO

10.16**	Amendment No. 1 to the Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(12) to the Schedule TO

10.17**
Amendment No. 2 to the Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002 (SEC File No. 000-22239)

10.18**	Form of Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan, which is incorporated herein by reference to Exhibit (d)(13) to the Schedule TO

10.19**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(14) to the Schedule TO

10.20**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(15) to the Schedule TO

10.21**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(16) to the Schedule TO

10.22**	Form of Stock Option Agreement pursuant to Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(17) to the Schedule TO

10.23**	Form of Performance Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(18) to the Schedule TO

10.24**	Form of Non-employee Director Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan, which is incorporated herein by reference to Exhibit (d)(19) to the Schedule TO

10.25**
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.7 of Post-Effective Amendment to Registration Statement on Form S-8  filed with the SEC on July 31, 2003 (SEC File No. 333-67692)

10.26**
Form of Outside Director Stock Option Agreement pursuant to the Autobytel 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 3, 2004 (SEC File No. 000-22239) ("November 3, 2004 Form 8-K")

10.27**
Form of Outside Director Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.2 to the November 3, 2004 Form 8-K

10.28**
Autobytel Inc. 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on June 28, 2004 (SEC File No. 333-116930)  ("2004 Form S-8")

10.29**	Form of Employee Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.9 to the 2004 Form S-8

10.30**
Form of Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.65 to the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (SEC File No. 000-22239)

10.31**
2006 Inducement Stock Option Plan, which is incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-8  filed with the SEC on June 16, 2006 (SEC File No. 333-135076) ("2006 Form S-8")

10.32**	Form of Employee Inducement Stock Option Agreement, which is incorporated herein by reference to Exhibit 4.10 to the 2006 Form S-8

10.33**
Letter Agreement dated October 10, 2006 between the Company and Glenn E. Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009, which are incorporated herein by reference to Exhibit 10.77 to the 2008 Form 10-K

10.34**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Glenn E. Fuller, which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239)

10.35**
Letter Agreement dated October 4, 2007 between the Company and Curtis E. DeWalt, as amended by Memorandum dated as of December 8, 2008 and Memorandum dated March 1, 2009, which are incorporated herein by reference to Exhibit 10.79 to the 2008 Form 10-K

10.36**
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Curtis E. DeWalt, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 9, 2009 (SEC File No. 000-22239)

10.37**
Letter Agreement dated August 6, 2004 between the Company and Wesley Ozima, as amended by Memorandum dated March 1, 2009, which are incorporated herein by reference to Exhibit 10.81 to the 2008 Form 10-K

10.38**	Amended and Restated Severance Agreement dated as of November 15, 2008 between the Company and Wesley Ozima, which is incorporated herein by reference to Exhibit 10.82 to the 2008 Form 10-K

10.39**
Form of Employee Stock Option Agreement pursuant to the 1998 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan and the 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239) ("October 2008 Form 8-K")

10.40**
Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.86 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239) ("Second Quarter 2009 Form 10-Q")

10.41**	Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.87 to the Second Quarter 2009 Form 10-Q

10.42**
Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.88 to the Second Quarter 2009 Form 10-Q

10.43**	Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.89 to the Second Quarter 2009 Form 10-Q

10.44**	Amendment No. 1 to the Autobytel Inc. 2006 Inducement Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.90 to the Second Quarter 2009 Form 10-Q

10.45**
Autobytel Inc. Amended and Restated Employment Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.91 to the Second Quarter 2009 Form 10-Q

10.46**
Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.92 to the Second Quarter 2009 Form 10-Q

10.47**
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.93 to the Second Quarter 2009 Form 10-Q

10.48**
Autobytel Inc. 2004 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.94 to the Second Quarter 2009 Form 10-Q

10.49**
Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 001-34761) ("June 2010 Form 8-K")

10.50**
Form of Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the Year Ended December 31, 2011 filed with the SEC on March 1, 2012 (SEC File No. 001-34761) ("2011 Form 10-K")

10.51**	Form of 2012 Performance-Based Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.59 to the 2011 Form 10-K

10.52**	Form of Non-Employee Director Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.60 to the 2011 Form 10-K

10.53**	Form of (Management) Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.61 to the 2011 Form 10-K

10.54**
Form of Indemnification Agreement between Autobytel and its directors and officers, which is incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K filed with the SEC on March 10, 2011 (SEC File No. 001-34761) ("2010 Form 10-K")

10.55**
Amendment No. 1 to Amended and Restated Employment Agreement between Autobytel and Jeffrey H. Coats effective as of December 17, 2010, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2010 (SEC File No. 001-34761)

10.56
Standstill Agreement between Autobytel, CCM Master Qualified Fund, Ltd., a Cayman Islands exempted company, Coghill Capital Management LLC and Clint Coghill dated January 13, 2009, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 15, 2009 (SEC File No. 000-22239)

10.57
Convertible Subordinated Promissory Note dated September 16, 2010 (Principal Amount $5,000,000) issued by Autobytel to Autotropolis, Inc. and Cyber Ventures, Inc., which is incorporated herein by reference to Exhibit 4.5 to the 3rd Quarter 2010 Form 10-Q

10.58
Warrant to Purchase 2,000,000 Shares of Autobytel Common Stock dated September 16, 2010 issued by Autobytel to Autotropolis, Inc. and Cyber Ventures, Inc., which is incorporated herein by reference to Exhibit 4.6 to the 3rd Quarter 2010 Form 10-Q

10.59
Shareholders Agreement dated as of September 16, 2010 by and among Autobytel, Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, which is incorporated herein by reference to Exhibit 4.7 to the 3rd Quarter 2010 Form 10-Q

10.60**
Letter Agreement dated March 9, 2010 between Autobytel and Kimberly Boren, as amended by Memorandum dated December 21, 2010 and Memorandum dated as of December 1, 2011, which are incorporated herein by reference to Exhibit 10.73 to the 2011 Form 10-K

10.61**	Amended and Restated Severance Benefits Agreement dated as of February 25, 2011 between Autobytel and Kimberly Boren, which is incorporated herein by reference to Exhibit 10.74 to the 2011 Form 10-K

10.62**
Letter Agreement dated as of September 17, 2010 between Autobytel and William Ferriolo, as amended by Memorandum dated as of December 1, 2011, which is incorporated herein by reference to Exhibit 10.75 to the 2011 Form 10-K

10.63**	Severance Benefits Agreement dated as of September 17, 2010 between Autobytel and William Ferriolo, which is incorporated herein by reference to Exhibit 10.76 to the 2011 Form 10-K

10.64**
Letter Agreement dated May 21, 2007 between Autobytel and John Steerman, as amended by Memorandum dated March 20, 2009, Memorandum dated September 30, 2009 and Memorandum dated as of December 1, 2011, which are incorporated herein by reference to Exhibit 10.77 to the 2011 Form 10-K

10.65**	Severance Agreement dated as of October 1, 2009 between Autobytel and John Steerman, which is incorporated herein by reference to Exhibit 10.78 to the 2011 Form 10-K

10.66
Lease Agreement dated April 6, 1997 between The Provider Fund, The Colton Company and Autobytel ("Irvine Lease"), as amended by Amendment No. 12 to Lease dated February 6, 2009, Amendment No. 13 to Lease dated March 5, 2009, and Amendment No. 14 to Lease dated November 29, 2010 , which are incorporated herein by reference to Exhibit 10.79 to the 2011 Form 10-K

10.67
Amendment No. 15 to Irvine Lease dated October 31, 2012, which is incorporated herein by reference to Exhibit 10.69 to the Annual Report on Form 10-K for the Year Ended December 31, 2012 filed with the SEC on February 28, 2013 (SEC File No. 001-34761) ("2012 Form 10-K")

10.68**
Amendment No. 1 to Amended and Restated Severance Benefits Agreement dated November 14, 2012 between Autobytel and Kimberly Boren, which is incorporated herein by reference to Exhibit 10.70 to the 2012 Form 10-K

10.69**
Amendment No. 2 to Amended and Restated Employment Agreement dated December 14, 2012 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.71 to the 2012 Form 10-K

10.70**
Amendment No. 1 to Amended and Restated Severance Agreement dated October 19, 2012 between Autobytel and Curtis E. DeWalt, which is incorporated herein by reference to Exhibit 10.72 to the 2012 Form 10-K

10.71**
Amendment No. 1 to Amended and Restated Severance Agreement dated December 14, 2012 between Autobytel and Glenn E. Fuller, which is incorporated herein by reference to Exhibit 10.73 to the 2012 Form 10-K

10.72**	Amendment No. 1 to Amended and Restated Severance Agreement dated October 16, 2012 between Autobytel and Wesley Ozima, which is incorporated herein by reference to Exhibit 10.74 to the 2012 Form 10-K

10.73**	Amendment No. 1 to Severance Agreement dated September 19, 2012 between Autobytel and John D. Steerman, which is incorporated herein by reference to Exhibit 10.75 to the 2012 Form 10-K

10.74**	Amendment No. 2 to Severance Agreement dated November 7, 2012 between Autobytel and John D. Steerman, which is incorporated herein by reference to Exhibit 10.76 to the 2012 Form 10-K

10.75**	Amendment No. 1 to Severance Benefits Agreement dated November 30, 2012 between Autobytel and William Ferriolo, which is incorporated herein by reference to Exhibit 10.77 to the 2012 Form 10-K

10.76**	Form of 2013 Performance-Based Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.79 to the 2012 Form 10-K

10.77
Loan Agreement by and between Autobytel Inc., a Delaware corporation, and Union Bank, N.A., a national banking association, dated as of February 26, 2013, as amended by the First Amendment to Loan Agreement dated as of September 10, 2013, and the Second Amendment to Loan Agreement dated as of January 13, 2014, Security Agreement dated January 13, 2014, Commercial Promissory Note dated January 13, 2014 ($9,000,000 Term Loan), and Commercial Promissory Note dated January 13, 2014 ($8,000,000 Revolving Loan), which is incorporated herein by reference to Exhibit 10.4 to the January 2014 Form 8-K

10.78	Assignment Agreement dated February 26, 2013 by and between Autobytel and Lead Relay, LLC, which is incorporated herein by reference to Exhibit 10.81 to the 2012 Form 10-K

10.79
Convertible Subordinated Promissory Note dated as of January 13, 2014 (Principal Amount $1,000,000.00) issued by Autobytel Inc., a Delaware corporation, to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.1 to the January 2014 Form 8-K

10.80
Warrant to Purchase 69,930 Shares of Autobytel Inc. Common Stock dated as of January 13, 2014 issued by Autobytel Inc., a Delaware corporation, to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.2 to the January 2014 Form 8-K

10.81
Shareholder Registration Rights Agreement dated as of January 13, 2014 by and between Autobytel Inc., a Delaware corporation, and AutoNationDirecet.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.3 to the January 2014 Form 8-K

10.82**
Letter Agreement dated September 30, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013 (SEC File No. 001-34761) ("3rd Quarter 2013 Form 10-Q")

10.83**	Severance Benefits Agreement dated October 1, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.2 to the 3rd Quarter 2013 Form 10-Q

10.84**	Inducement Stock Option Award Agreement dated September 30, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.3 to the 3rd Quarter 2013 Form 10-Q

10.85**	Inducement Stock Option Award Agreement dated September 30, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.4 to the 3rd Quarter 2013 Form 10-Q

10.86**	Inducement Stock Option Award Agreement dated September 30, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.5 to the 3rd Quarter 2013 Form 10-Q

10.87* **	Inducement Stock Option Award Agreement dated January 13, 2014 between Autobytel Inc. and Phillip W. DuPree

10.88* **	Letter Agreement dated January 13, 2014 between Autobytel Inc. and Phillip DuPree

10.89* **	Severance Benefits Agreement dated January 14, 2014 between Autobytel Inc. and Phillip DuPree

21.1*	Subsidiaries of Autobytel Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated February 20, 2014

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated February 20, 2014

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated February 20, 2014

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

*	Filed herewith.
**	Management Contract or Compensatory Plan or Arrangement.
‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel Inc. will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.