Form 10-K/A
period 2013-12-31
AUTOBYTEL INC
filed 2014-04-29
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2014 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of the original Annual Report on Form 10-K.

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 ("Amendment") is being filed by Autobytel Inc., a Delaware corporation ("Company" or "Autobytel"), to amend its Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission ("SEC") on February 20, 2014 ("Original Form 10-K"). The sole purpose of this Amendment is to amend the table in Footnote 10 to the Notes to Consolidated Financial Statements that reports the unaudited pro forma consolidated results of operations, assuming the acquisition of all of the issued and outstanding membership interests in AutoUSA, LLC had occurred on January 1, 2013 and 2012, respectively. This Amendment corrects an inadvertent error in the table included in the Original Form 10-K in which the reported revenue and net income numbers for the twelve months ended December 31, 2013 and 2012, respectively, were reversed. No updates or other changes are made to the Consolidated Financial Statements or the Notes thereto included in the Original Form 10-K.  The corrected table included in Footnote 10 to the Notes to Consolidated Financials included in this Amendment reads as follows:

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013 and 2012, respectively, are as follows:

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012
	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$104,461	$95,888
Net income	$39,614	$2,722

PART II

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2013 and 2012 and our Consolidated Statements of Income and Comprehensive Income, Stockholders' Equity and Cash Flows for each of the years in the two-year period ended December 31, 2013, together with the report of our independent registered public accounting firm, begin on page F-1 of this Amendment on Form 10-K/A and are incorporated herein by reference.
PART IV
Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Amendment on Form 10-K/A:

1

(1)	Financial Statements:

(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-30
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3)	Exhibits:
The exhibits filed or furnished as part of this Amendment on Form 10-K/A are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2014.

AUTOBYTEL INC.

By:	/s/ JEFFREY H. COATS
Jeffrey H. Coats
President, Chief Executive Officer and Director

3

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

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013 and 2012, respectively, are as follows:

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012
	(in thousands)	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$104,461	$95,888
Net income	$39,614	$2,722

AUTOBYTEL INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2013	2012
	(in thousands)
Allowance for bad debts:
Beginning balance	$268	$219
Additions	92	163
Write-offs	(66)	(114)
Ending balance	$294	$268
Allowance for customer credits:
Beginning balance	$158	$321
Additions	511	391
Write-offs	(558)	(554)
Ending balance	$111	$158
Tax valuation allowance:
Beginning balance	$43,883	$44,457
Charged (credited) to tax expense	(37,527)	(574)
Ending balance	$6,356	$43,883

EXHIBIT INDEX

Number	Description

2.1 ‡
Asset Purchase Agreement dated as of September 16, 2010 by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the Securities and Exchange Commission ("SEC") on November 12, 2010 (SEC File No. 001-34761) ("3rd Quarter 2010 Form 10-Q")

2.2 ‡
Asset Purchase Agreement dated as of September 30, 2013 by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 001-34761)

2.3 ‡
Membership Interest Purchase Agreement dated as of January 13, 2014 by and among Autobytel Inc., a Delaware corporation, AutoNation, Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2014 (SEC File No. 001-34761) ("January 2014 Form 8-K")

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly autobytel.com inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); and Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 001-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 000-22239); and Amendment to Third Amended and Restated Bylaws of Autobytel adopted on September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 001-34761)

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, which is incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

4.4
Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014 between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

10.1**
Form of Amended and Restated Indemnification Agreement between Autobytel and its directors and officers, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761)

10.2**
Form of Outside Director Stock Option Agreement pursuant to the 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2005 (SEC File No. 000-22239) ("September 2005 Form 8-K")

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

10.87**
Inducement Stock Option Award Agreement dated January 13, 2014 between Autobytel Inc. and Phillip W. DuPree, which is incorporated herein by reference to Exhibit 10.87 to the Annual Report on Form 10-K filed with the SEC on February 20, 2014 (SEC File No. 001-34761) ("2013 Form 10-K")

10.88**	Letter Agreement dated January 13, 2014 between Autobytel Inc. and Phillip DuPree, which is incorporated herein by reference to Exhibit 10.88 to the 2013 Form 10-K

10.89**	Severance Benefits Agreement dated January 14, 2014 between Autobytel Inc. and Phillip DuPree, which is incorporated herein by reference to Exhibit 10.89 to the 2013 Form 10-K

21.1	Subsidiaries of Autobytel Inc., which is incorporated herein by reference to Exhibit 21.1 to the 2013 Form 10-K

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated April 29, 2014

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated April 29, 2014

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated April 29, 2014

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

*	Filed herewith.
**	Management Contract or Compensatory Plan or Arrangement.
‡	Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Autobytel Inc. will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that Autobytel Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.