Form 10-Q
period 2014-03-31
AUTOBYTEL INC
filed 2014-05-01
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

As of April 28, 2014, there were 8,992,078 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of March 31, 2014 and December 31, 2013	1

	Unaudited Consolidated Condensed Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2014 and the Three Months Ended March 31, 2013	2

	Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and the Three Months Ended March 31, 2013	3

	Notes to Unaudited Consolidated Condensed Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 6.	Exhibits	25

	Signatures	28

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	March 31,	December 31,
	2014	2013*
Assets
Current assets:
Cash and cash equivalents	$19,257	$18,930
Accounts receivable, net of allowances for bad debts and customer credits of $405 and $405 at March 31, 2014 and December 31, 2013, respectively	16,072	14,178
Deferred tax asset	3,348	3,517
Prepaid expenses and other current assets	592	506
Total current assets	39,269	37,131
Property and equipment, net	1,676	1,548
Equity investment	2,500	2,500
Intangible assets, net	5,233	1,821
Goodwill	20,948	13,602
Deferred tax asset	31,135	31,135
Other assets	757	456
Total assets	$101,518	$88,193
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,727	$5,267
Accrued expenses and other current liabilities	6,510	7,649
Deferred revenues	10	(1)
Total current liabilities	14,247	12,915
Convertible note payable	6,000	5,000
Term loan payable	8,438	—
Borrowings under credit facility	5,250	4,250
Other non-current liabilities	975	1,200
Total liabilities	34,910	23,365
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 8,981,340 and 8,909,737 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	9	9
Additional paid-in capital	308,581	307,171
Accumulated deficit	(241,982)	(242,352)
Total stockholders’ equity	66,608	64,828
Total liabilities and stockholders’ equity	$101,518	$88,193

* Amounts were derived from audited financial statements

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Lead fees	$26,013	$17,517
Advertising	673	715
Other revenues	273	29
Total revenues	26,959	18,261
Cost of revenues	16,874	11,669
Gross profit	10,085	6,592
Operating expenses:
Sales and marketing	4,017	2,241
Technology support	1,924	1,705
General and administrative	3,022	2,290
Depreciation and amortization	434	424
Litigation settlements	(68)	(71)
Total operating expenses	9,329	6,589

Operating income	756	3
Interest and other income (expense), net	(166)	402
Income before income tax provision	590	405
Income tax provision	220	71
Net income and comprehensive income	$370	$334

Basic earnings per common share	$0.04	$0.04

Diluted earnings per common share	$0.04	$0.04

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$370	$334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	527	538
Provision for bad debts	27	8
Provision for customer credits	207	169
Share-based compensation	286	186
Change in deferred tax asset	169	—
Changes in assets and liabilities:
Accounts receivable	806	(1,813)
Prepaid expenses and other current assets	(42)	6
Other assets	(301)	(71)
Accounts payable	179	1,442
Accrued expenses and other current liabilities	(1,139)	(1,052)
Deferred revenues	11	(166)
Non-current liabilities	(225)	47
Net cash provided by (used in) operating activities	875	(372)
Cash flows from investing activities:
Purchases of property and equipment	(256)	(198)
Purchase of AutoUSA	(10,044)	—
Net cash used in investing activities	(10,300)	(198)
Cash flows from financing activities:
Borrowings under credit facility	1,000	—
Borrowings under term loan	9,000	—
Payments on term loan borrowings	(562)	—
Proceeds from exercise of stock options	314	20
Payment of contingent fee arrangement	—	(28)
Net cash provided by (used in) financing activities	9,752	(8)
Net increase (decrease) in cash and cash equivalents	327	(578)
Cash and cash equivalents, beginning of period	18,930	15,296
Cash and cash equivalents, end of period	$19,257	$14,718

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through its programs for online lead referrals (“Leads”), Dealer marketing products and services, online advertising programs and mobile products.

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

On January 13, 2014 (“AutoUSA Acquisition Date”), Autobytel and AutoNation, Inc., a Delaware corporation (“Seller Parent”), and AutoNationDirect.com, Inc., a Delaware corporation and subsidiary of Seller Parent (“Seller”), entered into and consummated a Membership Interest Purchase Agreement in which Autobytel acquired all of the issued and outstanding membership interests in AutoUSA, LLC, a Delaware limited liability company and a subsidiary of Seller (“AutoUSA”).  AutoUSA was a (i) lead aggregator purchasing internet-generated automotive consumer leads from third parties and reselling those consumer leads to automotive vehicle dealers; and (ii) reseller of third party products and services to automotive Dealers.  See Note 4.

Effective October 1, 2013 (“Advanced Mobile Acquisition Date”), the Company acquired substantially all of the assets of privately-held Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation (collectively referred to in this Quarterly Report on Form 10-Q as “Advanced Mobile”).  Advanced Mobile (now Autobytel Mobile) provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, TextShield™, mobile text marketing, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  TextShield™ provides a web-based portal that allows Dealers to centrally manage text communications.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting. As a result of the acquisition, the Company will offer Manufacturers and Dealers the ability to connect with consumers using text communication via a secure platform. In addition, Autobytel will offer Dealers a comprehensive suite of mobile products, including mobile apps, mobile websites, Send2Phone capabilities and text message marketing.  See Note 4.

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A,  filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2013 (“2013 Form 10-K”).  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2013 Form 10-K.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3.  Recent Accounting Pronouncements

Accounting Standards Codification 740 “Income Taxes.”  In July 2013, Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued.  The objective of this ASU is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  This ASU is effective for fiscal years beginning after December 15, 2013.  Adoption of this ASU did not have a material impact on the Company’s consolidated financial results.

4.  Acquisitions

Acquisition of AutoUSA

On the AutoUSA Acquisition Date, Autobytel acquired all of the issued and outstanding membership interests in AutoUSA.  The Company acquired AutoUSA to expand its reach and influence in the industry by increasing its Dealer network.

The AutoUSA Acquisition Date fair value of the consideration transferred totaled $11.9 million which consisted of the following (in thousands):

Cash (including a working capital adjustment of $44)	$10,044
Convertible subordinated promissory note	1,300
Warrant to purchase $1.0 million of Company common stock	510
$11,854

As part of the consideration paid for the acquisition, the Company issued a convertible subordinated promissory note for $1.0 million ("AutoUSA Note") to the Seller.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the AutoUSA Note include a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019.  At any time after January 31, 2017, the holders of the AutoUSA Note may convert all or any part of, but at least 30,600 shares, the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the AutoUSA Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

The warrant to purchase 69,930 shares of Company common stock issued in connection with the acquisition ("AutoUSA Warrant") was valued as of the AutoUSA Acquisition Date at $7.35 per share for a total value of $0.5 million.  The Company used an option pricing model to determine the value of the AutoUSA Warrant.  Key assumptions used in valuing the AutoUSA Warrant are as follows: risk-free rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years.  The AutoUSA Warrant was valued based on long-term stock price volatilities of the Company.  The exercise price of the AutoUSA Warrant is $14.30 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The AutoUSA Warrant becomes exercisable on the third anniversary of the issuance date and expires on the fifth anniversary of the issuance date.  The right to exercise the AutoUSA Warrant is accelerated in the event of a change in control of the Company.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of March 31, 2014.  Because the transaction was completed in the three months ended March 31, 2014, we have not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.  During the three months ended March 31, 2014, the Company made adjustments to the purchase price allocation due to changes in working capital and fixed assets acquired.

(in thousands)
Net identifiable assets acquired	$758
Long-lived intangible assets acquired	3,750
Goodwill	7,346
$11,854

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the preliminary fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)
Non-compete agreements	Discounted cash flow (2)	$90	2
Customer relationships	Excess of earnings (3)	2,660	5
Trademark/trade names	Relief from Royalty (4)	1,000	5
Total purchased intangible assets		$3,750

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

(2)	The non-compete agreements fair value was derived by calculating the difference between the present value of the Company's forecasted cash flows with the agreements in place and without the agreements in place.

(3)	The excess of earnings method estimates a purchased intangible asset's value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or relationships.

(4)	The relief from royalty method is an earnings approach which assesses the royalty savings an entity realizes since it owns the asset and doesn't have to pay a third party a license fee for it use.

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the preliminary fair value of the purchased intangible assets were generally based upon the discounted present value of anticipated cash flows. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The goodwill recognized of $7.3 million is attributable primarily to expected synergies and the assembled workforce of AutoUSA.  The full amount is expected to be amortizable for income tax purposes.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company incurred approximately $1.0 million of acquisition related costs related to AutoUSA in the three months ended March 31, 2014, all of which were expensed.

The following unaudited pro forma information presents the consolidated results of the Company and AutoUSA for the three months ended March 31, 2013, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows (in thousands):

Three Months Ended March 31, 2013
Unaudited pro forma consolidated results:
Revenues	$25,534
Net income	616

Acquisition of Advanced Mobile

As of the Advanced Mobile Acquisition Date, the Company acquired substantially all of the assets of Advanced Mobile.  Advanced Mobile provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, TextShield™, mobile text marketing, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting.  Advanced Mobile was acquired to enable the Company to offer the automotive industry the mobile technology and resources required to exploit the expanding growth in smart phone and tablet use.

The Advanced Mobile Acquisition Date fair value of the consideration transferred totaled $3.4 million which consisted of the following:

(in thousands)

Cash (including working capital adjustment of $70)	$2,570
Contingent consideration	825
$3,395

The contingent consideration arrangement (“Contingent Consideration”) requires the Company to pay up to $1.5 million of additional consideration to Advanced Mobile if certain revenue and gross profit targets are met.  The fair value of the contingent consideration as of the Effective Date was $825,000.  The fair value of the contingent consideration was estimated using a Monte Carlo Simulation.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures.  The key assumptions in applying the Monte Carlo Simulation consisted of volatility inputs for both revenue and gross profit, forecasted gross margin, and a weighted-average cost of capital assumption used to adjust forecasted revenue and gross margin for risk.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Advanced Mobile Acquisition Date.  Because the transaction was completed subsequent to the end of the third quarter of 2013, we have not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

(in thousands)

Net identifiable assets acquired	$90

Definite-lived intangible assets acquired	1,380

Goodwill	1,925

Net assets acquired	$3,395

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

(2)
The non-compete agreement fair values were derived by calculating the difference between the present value of the Company’s forecasted cash flows with the agreements in place and without the agreements in place.

(3)	The excess of earnings method estimates a purchased intangible asset’s value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or relationships.

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the preliminary fair value of the purchased intangible assets were generally based upon the discounted present value of anticipated cash flows. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The goodwill recognized of $1.9 million is attributable primarily to expected synergies and the assembled workforce of Advanced Mobile.  The full amount is amortizable for income tax purposes.  As of March 31, 2014, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Advanced Mobile.

The Company incurred $0.3 million of acquisition related costs related to Advanced Mobile, all of which was expensed in 2013.

The following unaudited pro forma information presents the consolidated results of the Company and Advanced Mobile for the three months ended March 31, 2013, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows:

Three Months Ended March 31, 2013
(in thousands)
Unaudited pro forma consolidated results:
Revenues	$18,509
Net income	$331

5.  Computation of Basic and Diluted Net Earnings Per Share

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of the warrant described below and common shares issuable upon conversion of the convertible notes described in Note 7.  The following are the share amounts utilized to compute the basic and diluted net income per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Basic Shares	8,928,400	8,856,289
Weighted average dilutive securities	1,353,938	219,243
Dilutive Shares	10,282,338	9,075,532

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the three months ended March 31, 2014, weighted average dilutive securities included dilutive options and warrants.  For the three months ended March 31, 2013, weighted average dilutive securities included dilutive options.

For the three months ended March 31, 2014, 2.1 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net income per share.  For the three months ended March 31, 2013, 2.6 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net income per share.

 On February 13, 2012, the Company announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized the Company to repurchase an additional $2.0 million of Company common stock on June 7, 2012.  Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time.  The Company would fund repurchases through the use of available cash. The Company began repurchasing its common stock on March 7, 2012.   No shares have been repurchased since 2012.  Shares repurchased in 2012 were cancelled by the Company and returned to authorized and unissued shares.

Warrant.  On September 17, 2010 (“Cyber Acquisition Date”), the Company acquired substantially all of the assets of privately-held Autotropolis, Inc., a Florida corporation, and Cyber Ventures, Inc., a Florida corporation (collectively referred to in this Quarterly Report on Form 10-Q as “Cyber”).   In connection with the acquisition of Cyber, the Company issued to the sellers a warrant to purchase 400,000 shares of Company common stock (“Cyber Warrant”). The Cyber Warrant was valued at $3.15 per share on the Cyber Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Cyber Warrant was valued based on historical stock price volatilities of the Company and comparable public companies as of the Cyber Acquisition Date.  The exercise price of the Cyber Warrant is $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Cyber Warrant became exercisable on September 16, 2013 and expires on the eighth anniversary of the issuance date.  The Cyber Warrant has not been exercised as of March 31, 2014.

The AutoUSA Warrant issued related to the acquisition described in Note 4 was valued as of the AutoUSA Acquisition Date at $7.35 per share for a total value of $0.5 million.  The Company used an option pricing model to determine the value of the AutoUSA Warrant.  Key assumptions used in valuing the AutoUSA Warrant are as follows: risk-free rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years.  The AutoUSA Warrant was valued based on long-term stock price volatilities of the Company.  The exercise price of the AutoUSA Warrant is $14.30 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The AutoUSA Warrant becomes exercisable on the third anniversary of the issuance date and expires on the fifth anniversary of the issuance date.  The right to exercise the AutoUSA Warrant is accelerated in the event of a change in control of the Company.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income as follows:

	Three Months Ended March 31,
	2014	2013

	(in thousands)
Share-based compensation expense:
Cost of revenues	$17	$12
Sales and marketing	109	35
Technology support	57	60
General and administrative	104	79
Share-based compensation costs	287	186

Amount capitalized to internal use software	1	-
Total share-based compensation costs	$286	$186

Service-Based Options.  The Company granted the following service-based options for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013

Number of service-based options granted	391,750	57,000
Weighted average grant date fair value	$7.47	$2.19
Weighted average exercise price	$16.89	$4.01

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

Performance-based Options.  During the three months ended March 31, 2014, the Company granted 40,000 performance-based inducement stock options  in connection with the acquisition of AutoUSA (“AutoUSA Inducement Options”), with a weighted average grant date fair value of $6.08, using a Black-Scholes option pricing model and weighted average exercise price of $13.62.  The AutoUSA Inducement Options are subject to two vesting requirements and conditions: (i) level of achievement of performance goals based on revenue and gross margin of the Company’s retail dealer services group and (ii) time vesting.  In addition, the Company granted 10,000 inducement options to a new employee with a weighted average grant date fair value of $6.85, using a Black-Scholes option pricing model and weighted average exercise price of $14.93.  These inducement options vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.

During the three months ended March 31, 2013, the Company granted 87,117 performance-based stock options (“2013 Performance Options”) to certain employees with a weighted average grant date fair value of $2.19, using a Black-Scholes option pricing model and a weighted average exercise price of $4.00.  The 2013 Performance Options were subject to two vesting requirements and conditions: (i) percentage achievement of 2013 revenues and earnings before taxes, depreciation and amortization (“EBITDA”) goals and (ii) time vesting.  Based on the Company’s 2013 revenues and EBITDA performance, 83,398 of the 2013 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date, with the remainder vesting ratably over twenty-four months thereafter.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Market Condition Options.  In 2009, the Company granted 213,650 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $1.75, with a fair market value per option granted of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company’s common stock, which conditions have been satisfied. During the three months ended March 31, 2014 and 2013, 10,793 and 4,000 of these market condition stock options were exercised, respectively.

During the three months ended March 31, 2014, 73,603 stock options (inclusive of the 10,793 market condition stock options exercised during the period) were exercised, with aggregate weighted average exercise prices of $4.25.  There were 8,000 stock options (inclusive of the 4,000 market condition stock options exercised during the period) exercised during the three months ended March 31, 2013 with aggregate weighted average exercise prices of $2.43.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
Dividend yield	—	—
Volatility	56%	72%
Risk-free interest rate	1.3%	0.6%
Expected life (years)	4.3	4.3

7. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Computer software and hardware and capitalized internal use software	$12,232	$11,924
Furniture and equipment	1,265	1,256
Leasehold improvements	937	937
	14,434	14,117
Less – Accumulated depreciation and amortization	(12,758)	(12,569)
Property and equipment, net	$1,676	$1,548

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Mercedes Benz, Smart, Subaru, Toyota, Volkswagen and Volvo), General Motors and Kia Corporation. During the first three months of 2014, approximately 31% of the Company’s total revenues were derived from these three customers, and approximately 35%, or $5.7 million, of gross accounts receivable related to these three customers at March 31, 2014.

During the first three months of 2013, approximately 25% of the Company’s total revenues were derived from General Motors, Urban Science Applications and Nissan/Infiniti, and approximately 36%, or $4.4 million of gross accounts receivables related to these three customers at March 31, 2013.

Equity Investments.  In September 2013 the Company entered into a Contribution Agreement with privately-held AutoWeb, Inc., a Delaware corporation ("AutoWeb"), in which Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share. The 8,000 shares of AutoWeb Series A Preferred Stock are convertible into AutoWeb common stock on a one-for-one basis (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations) and represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, on a fully diluted basis, as of this date. The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500, which option expires September 2015. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. Upon the occurrence of a liquidation event (i.e., a liquidation, dissolution or winding up of AutoWeb; a consolidation or merger where AutoWeb is not the surviving entity; a consolidation or merger where AutoWeb is the surviving entity and either (i) the rights of the Series A Preferred Stock are changed, or (ii) the Series A Preferred Stock is exchanged for cash, securities or property; or a sale or transfer of all or substantially all of AutoWeb's assets), the Series A Preferred Stock is entitled to a liquidation preference of the greater of (i) $1,000 per share (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations); and (ii) the amount that would be distributed with respect to AutoWeb's common stock, assuming full conversion of the Series A Preferred Stock into common stock.

In September 2013 the Company invested $150,000 in SaleMove, Inc., a Delaware corporation, ("SaleMove") in the form of a convertible promissory note. The convertible promissory note accrues interest an annual rate of 6.0% and is due and payable in full on August 14, 2015 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note. The Company recorded the $150,000 note as an other long-term asset on the Consolidated Balance Sheet as of March 31, 2014.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisitions of Cyber, Advanced Mobile and AutoUSA the Company identified $9.7 million of intangible assets.  The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		March 31, 2014			December 31, 2013
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	5 years	$6,581	$(5,298)	$1,283	$5,582	$(5,209)	$373
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	3 years	4,980	(2,094)	2,886	2,320	(1,926)	394
Employment/non-compete agreements	5 years	700	(374)	326	610	(335)	275
Developed technology	5 years	820	(82)	738	820	(41)	779
		$14,381	$(9,148)	$5,233	$10,632	$(8,811)	$1,821

Amortization expense for the remainder of the year and for the next four years is as follows:

Year	Amortization Expense
(in thousands)
2014	$1,110
2015	1,347
2016	930
2017	926
2018	879
$5,192

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record impairment related to goodwill as of March 31, 2014 and 2013.

As of March 31, 2014, goodwill consisted of the following (in thousands):

Goodwill as of December 31, 2013	$13,602
Acquisition of AutoUSA	7,346
Goodwill as of March 31, 2014	$20,948

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Compensation and related costs	$1,561	$3,540
Professional fees and other accrued expenses	4,105	3,209
Amounts due to customers	193	208
Other current liabilities	651	692
Total accrued expenses and other current liabilities	$6,510	$7,649

Long-term debt.  In connection with the acquisition of Cyber, the Company issued a convertible subordinated promissory note for $5.0 million (“Cyber Convertible Note”) to the sellers.  The fair value of the Cyber Convertible Note as of the Cyber Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the Cyber Convertible Note included a market yield of 15.0% and stock price volatility of 77.5%.  As the Cyber Convertible Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Cyber Convertible Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Cyber Convertible Note may convert all or any part of, but in 40,000 minimum share increments, the then outstanding and unpaid principal of the Cyber Convertible Note into fully paid shares of the Company’s common stock at a conversion price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Cyber Convertible Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Cyber Convertible Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

In connection with the acquisition of AutoUSA, the Company issued the AutoUSA Note to the Seller.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used in valuing the AutoUSA Note include a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019.  At any time after January 31, 2017, the holders of the AutoUSA Note may convert all or any part of, but at least 30,600 shares, the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the AutoUSA Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

Credit Facility and Term Loan.  On January 13, 2014, the Company entered into a Credit Facility Amendment with Union Bank, amending the Company's existing Loan Agreement with Union Bank initially entered into on February 26, 2013, and amended on September 10, 2013 (the existing Loan Agreement, as amended to date, is referred to herein collectively as the "Credit Facility Agreement"). The Credit Facility Amendment provides for (i) a new  $9.0 million term loan (“Term Loan”); and (ii) amendments to the Company’s existing $8.0 million revolving line of credit (“Revolving Loan”).

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under the Term Loan or under the Revolving Loan bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears. Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. The Term Loan matures December 31, 2017, and the maturity date of the Revolving Loan was extended from February 28, 2015 to March 31, 2017. Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under the Term Loan was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of the term loan and credit facility as of March 31, 2014 was $8.4 million and $5.25 million, respectively.

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

Litigation

As of March 31, 2014, we were not the subject of any litigation as a defendant in any action or proceeding. From time to time, the Company may be involved in litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition and cash flows.

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

The Company’s effective tax rate for the three months ended March 31, 2014 differed from the U.S. federal statutory rate primarily due to state income taxes and permanent non-deductible tax items.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.6 million as of March 31, 2014, of which $0.1 million would impact the effective tax rate if recognized.

AUTOBYTEL INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       The total balance of accrued interest and penalties related to uncertain tax positions was $22,000 and $20,000 as of March 31, 2014 and December 31, 2013, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three months ended March 31, 2014 and March 31, 2013.

        The Company is subject to taxation in the U.S. and in various state jurisdictions.  Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2010 are not subject to examination by the U.S. Internal Revenue Service.  Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2009 are no longer subject to examination.  The Company is currently under examination by the State of Colorado for the years 2009 through 2012, but does not anticipate any material adjustments.  The Company has estimated that $0.1 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.  Audit outcomes and the timing of settlements are subject to significant uncertainty.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in our Annual Report on Form 10-K, as amended by Form 10-K/A,  for the year ended December 31, 2013 (“2013 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

You should read the following discussion of our results of operations and financial condition in conjunction with our unaudited consolidated condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2013 Form 10-K.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2013 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2013 Form 10-K.

On January 13, 2014 (“AutoUSA Acquisition Date”), Autobytel and AutoNation, Inc., a Delaware corporation (“Seller Parent”), and AutoNationDirect.com, Inc., a Delaware corporation and subsidiary of Seller Parent (“Seller”), entered into and consummated a Membership Interest Purchase Agreement in which Autobytel acquired all of the issued and outstanding membership interests in AutoUSA, LLC, a Delaware limited liability company and a subsidiary of Seller (“AutoUSA”).  AutoUSA is a (i) lead aggregator purchasing internet-generated automotive consumer leads from third parties and reselling those consumer leads to automotive vehicle dealers; and (ii) reseller of third party products and services to automotive Dealers.  The integration of AutoUSA continued during the three months ended March 31, 2014 and we believe we will see benefits from the synergies associated with the AutoUSA acquisition throughout the remainder of 2014.

Effective October 1, 2013, the Company acquired substantially all of the assets of privately-held Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation (collectively referred to in this Quarterly Report on Form 10-Q as “Advanced Mobile”).  Advanced Mobile provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, TextShield™, mobile text marketing, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  TextShield™ provides a web-based portal that allows dealers to centrally manage text communications.  This web-based tool includes role-based permissions, a global opt out feature and the ability to monitor all text communications between dealership employees and consumers.  By assisting a dealership with compliance issues surrounding text, this tool opens up a wide array of text-based marketing for dealers and allows consumers to interact with dealers using one of the most preferred methods of mobile communications.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting.

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online purchase request referrals (“Leads”), Dealer marketing products and services, online advertising programs and mobile products.  Our consumer-facing automotive websites (“Company Websites”), including our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Vehicle Leads”).  For consumers who may not be able to secure loans through conventional lending sources, our Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing (“Finance Leads”).  The Company’s mission for consumers is to be “Your Lifetime Automotive Advisor ®” by engaging consumers throughout the entire lifecycle of their automotive needs.

Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”).  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Leads.  Since 2011 we have been using IHS Automotive (which acquired R.L. Polk & Co. in 2013) to evaluate the performance quality of both our Internally-Generated Leads as well as Non-Internally-Generated Leads.  Our Manufacturers and wholesale customers and IHS match the Leads we deliver to our customers against vehicle sales data to provide us with closing rates for the Leads we deliver to our customers and information that allows us to compare these closing rates to the closing rates of the Leads we acquire from third party suppliers.  Based on the most current IHS data, automotive Leads from consumers shopping on Autobytel.com have a conversion rate of 21% within 90 days of Lead submission.

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

For the three months ended March 31, 2014, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:

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

Results of Operations

 Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth certain income statement data for the three-month periods ended March 31, 2014 and 2013 (certain amounts may not calculate due to rounding):

	2014	% of total revenues	2013	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$26,013	96%	$17,517	96%	$8,496	49%
Advertising	673	3	715	4	(42)	(6)
Other revenues	273	1	29	—	244	841
Total revenues	26,959	100	18,261	100	8,698	48
Cost of revenues	16,874	63	11,669	64	5,205	45
Gross profit	10,085	37	6,592	36	3,493	53
Operating expenses:
Sales and marketing	4,017	15	2,241	12	1,776	79
Technology support	1,924	7	1,705	9	219	13
General and administrative	3,022	11	2,290	13	732	32
Depreciation and amortization	434	2	424	2	10	2
Litigation settlements	(68)	—	(71)	—	3	(4)
Total operating expenses	9,329	35	6,589	36	2,740	42
Operating income	756	2	3	—	753	25,100
Interest and other income (expense), net	(166)	(1)	402	2	(568)	(141)
Income before income tax provision	590	1	405	2	185	46
Income tax provision	220	—	71	—	149	210
Net income	$370	1%	$334	2%	$36	11%

Leads.  Purchase request revenues increased $8.5 million or 49% in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a 44% increase in lead volume as a result of strong demand across nearly all programs, with a major Manufacturer starting a lead program with Autobytel as a primary supplier, as well as additional revenues of $5.3 million ($4.2 million net of eliminations related to intercompany transactions and direct delivery to wholesale channels) from the acquisition of AutoUSA.

Advertising. Advertising revenues decreased $42,000 or 6% in the first quarter of 2014 compared to the first quarter of 2013 as a result of a reduction in data licensing revenue.

        Other Revenues.  Other revenues increased $0.2 million in the first quarter of 2014 compared to the first quarter of 2013 due to increased sales of the Company’s mobile products.

Cost of Revenues.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our purchase request providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of search engine marketing (“SEM”) and fees paid to third parties for data and content, including search engine optimization (“SEO”) activity, included on our websites, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company’s websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

Cost of revenues increased $5.2 million or 45% in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a corresponding increase in lead volume.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the first quarter of 2014 increased by $1.8 million or 79% compared to the first quarter of 2013 due principally to an increase in headcount-related expenses associated with the acquisition of AutoUSA.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the first quarter of 2014 increased by $0.2 million or 13% compared to the first quarter of 2013 due to increased headcount-related expense.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first quarter of 2014 increased by $0.7 million or 32% compared to the first quarter of 2013 due to an increase in headcount-related compensation costs and professional fees associated with increased merger and acquisition activity.

Depreciation and amortization.  Depreciation and amortization expense in the first quarter of 2014 remained relatively flat at $0.4 million compared to the first quarter of 2013 primarily due to the addition of intangible assets related to the acquisitions of Advanced Mobile and AutoUSA offset by a portion of the intangible assets related to the Cyber acquisition being fully amortized in 2013.

Litigation settlements.  Payments primarily from settlement of patent infringement claims against third parties relating to the third party’s methods of Lead delivery for the first quarter of 2014 were $68,000 and were essentially flat from the first quarter of 2013.

Interest and other income (expense), net.  Interest and other expense was $166,000 for the first quarter of 2014 compared to interest and other income of $0.4 million for the first quarter of 2013.  The first quarter of 2014 included interest expense of $0.2 million compared to $75,000 in the first quarter of 2013.  The first quarter of 2013 also included receipt of $0.5 million related to early termination of a license agreement pursuant to which the Company, as licensor, had licensed certain rights in the Company’s proprietary software, business procedures, and brand.

Income taxes. Income tax expense was $220,000 in the first quarter of 2014 compared to income tax expense of $71,000 in the first quarter of 2013.  Income tax expense for the first quarter of 2014 differed from the federal statutory rate primarily due to state income taxes and permanent non-deductible tax items, while income tax for the first quarter of 2013 differed from the federal statutory rate primarily due to various state minimum taxes and the deferred tax liability related to tax deductible goodwill amortization.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$875	$(372)
Net cash used in investing activities	(10,300)	(198)
Net cash provided by (used in) financing activities	9,752	(8)

Our principal sources of liquidity are our cash and cash equivalents balances and positive operating cash flow.  Our cash and cash equivalents totaled $19.3 million as of March 31, 2014 compared to cash and cash equivalents of $18.9 million as of December 31, 2013.

On February 13, 2012, we announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized us to repurchase an additional $2.0 million of Company common stock on June 7, 2012.  Under these repurchase programs, we may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require us to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time.  We would fund repurchases through the use of available cash. We began repurchasing Company common stock on March 7, 2012.  No shares have been repurchased since 2012.  The shares repurchased in 2012 were cancelled by the Company and returned to authorized and unissued shares.

Credit Facility and Term Loan.  On January 13, 2014, the Company entered into a Credit Facility Amendment with Union Bank, amending the Company's existing Loan Agreement with Union Bank initially entered into on February 26, 2013, and amended on September 10, 2013 (the existing Loan Agreement, as amended to date, is referred to herein collectively as the "Credit Facility Agreement"). The Credit Facility Amendment provides for (i) a new $9.0 million term loan (“Term Loan”); and (ii) amendments to the Company’s existing $8.0 million revolving line of credit (“Revolving Loan”).

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under the Term Loan or under the Revolving Loan bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50% (an increase under the existing Revolving Loan from 1.50%), at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears. Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. The Term Loan matures December 31, 2017, and the maturity date of the Revolving Loan was extended from February 28, 2015 to March 31, 2017. Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under the Term Loan was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of the term loan and credit facility as of March 31, 2014 was $8.4 million and $5.25 million, respectively.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the three months ended March 31, 2014 of $0.9 million resulted primarily from net income of $0.4 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $1.1 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2013 and paid in the first three months of 2014 offset by a $0.8 million decrease in our accounts receivable balance related to the timing of payments received from our customers and a $0.2 million increase in our accounts payable balance related to the timing of payments made.  Net cash used in operating activities in the three months ended March 31, 2013 of $0.4 million resulted primarily from net income of $0.3 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $1.0 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2012 and paid in the first three months of 2013, a $1.8 million increase in our accounts receivable balance related to the timing of payments received from our customers offset by a $1.4 million increase in our accounts payable balance related to the timing of payments made.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $10.3 million in the three months ended March 31, 2014 primarily related to the acquisition of AutoUSA.  Net cash used in investing activities was $0.2 million in the three months ended March 31, 2013 primarily related to purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities.  Stock options for 73,603 shares of stock were exercised in the three months ended March 31, 2014 resulting in $0.3 million cash inflow.  We also borrowed $9.0 million and $1.0 million against the Term Loan and Revolving Loan, respectively, to fund the purchase of AutoUSA in the three months ended March 31, 2014.  Payments of $0.6 million were made against the Term Loan borrowings in the three months ended March 31, 2014.  Stock options for 8,000 shares of stock were exercised in the three months ended March 31, 2013 resulting in $20,000 cash inflow.  Net cash used in financing activities in the three months ended March 31, 2013 also consisted of contingent payments of $28,000 related to the Cyber acquisition.

Off-Balance Sheet Arrangements

At March 31, 2014, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three months ended March 31, 2014 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2013 Form 10-K.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2014 and in connection with the acquisition of all the outstanding membership interest in AutoUSA, the Company issued the AutoUSA Note and AutoUSA Warrant.  See Note 2 of the “Notes to Unaudited Consolidated Condensed Financial Statements” included in Part I, Item I of this Form 10-Q.  The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits

2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 001-34761)

2.2‡
Asset Purchase Agreement dated as of September 30, 2013, by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 001-34761)

2.3‡
Membership Interest Purchase Agreement dated as of January 13, 2014 by and among Autobytel Inc., a Delaware corporation, AutoNation, Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 17, 2014 (SEC File No. 001-34761) (“January 17, 2014 Form 8-K”)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239), as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 001-34761), and as amended by Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 3, 2013, which is incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 001-34761), as amended by Amendment to Third Amended and Restated Bylaws of Autobytel dated September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 001-34761)

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

4.4
Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014 between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

10.1■
Letter Agreement dated January 13, 2014 between the Company and Phillip DuPree, which is incorporated by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 20, 2014 (SEC File No. 001-34761) (“2013 Form 10-K”)

10.2■	Severance Benefits Agreement dated January 13, 2014 between the Company and Phillip DuPree, which is incorporated by reference to Exhibit 10.89 to the 2013 Form 10-K

10.3■	Inducement Stock Option Award Agreement dated January 13, 2014 between the Company and Phillip DuPree, which is incorporated by reference to Exhibit 10.87 to the 2013 Form 10-K

10.4■
Second Amended and Restated Employment Agreement dated April 3, 2014 between the Company and Jeffrey H. Coats, which is incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2014 (SEC File No. 001-34761)

10.5■*	Amended and Restated Letter Agreement dated March 31, 2013 between the Company and William Ferriolo

10.6
Convertible Subordinated Promissory Note dated as of January 13, 2014 (Principal Amount $1,000,000.00) issued by Autobytel Inc., a Delaware corporation, to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated by reference to Exhibit 10.1 to the January 17, 2014 Form 8-K

10.7
Warrant to Purchase 69,930 Shares of Autobytel Inc. Common Stock dated as of January 13, 2014 issued by Autobytel Inc., a Delaware corporation, to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated by reference to Exhibit 10.2 to the January 17, 2014 Form 8-K

10.8
Shareholder Registration Rights Agreement dated as of January 13, 2014 by and between Autobytel Inc., a Delaware corporation, and AutoNationDirecet.com, Inc., a Delaware corporation, which is incorporated by reference to Exhibit 10.3 to the January 17, 2014 Form 8-K

10.9
Loan Agreement by and between Autobytel Inc., a Delaware corporation, and Union Bank, N.A., a national banking association, dated as of February 26, 2013, as amended by the First Amendment to Loan Agreement dated as of September 10, 2013, and the Second Amendment to Loan Agreement dated as of January 13, 2014, Security Agreement dated January 13, 2014, Commercial Promissory Note dated January 13, 2014 ($9,000,000 Term Loan), and Commercial Promissory Note dated January 13, 2014 ($8,000,000 Revolving Loan), which is incorporated by reference to Exhibit 10.4 to the January 17, 2014 Form 8-K

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

*	Filed or furnished herewith.
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

††
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

■	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

Date: May 1, 2014	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 1, 2014	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1‡
Asset Purchase Agreement dated as of  September 16, 2010, by and among Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, Autobytel Inc., a Delaware corporation, and Autobytel Acquisition Subsidiary, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the SEC on November 12, 2010 (SEC File No. 001-34761)

2.2‡
Asset Purchase Agreement dated as of September 30, 2013, by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 001-34761)

2.3‡
Membership Interest Purchase Agreement dated as of January 13, 2014 by and among Autobytel Inc., a Delaware corporation, AutoNation, Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 17, 2014 (SEC File No. 001-34761) (“January 17, 2014 Form 8-K”)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc. (“Autobytel” or the “Company”)) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which is incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239), as amended by the Fourth Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel effective as of July 11, 2012, which is incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 001-34761), and as amended by Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 3, 2013, which is incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761)

3.2
Third Amended and Restated Bylaws of Autobytel dated April 27, 2011, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on April 29, 2011 (SEC File No. 001-34761), as amended by Amendment to Third Amended and Restated Bylaws of Autobytel dated September 13, 2012, which is incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 14, 2012 (SEC File No. 001-34761)

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

4.4
Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014 between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

10.1■
Letter Agreement dated January 13, 2014 between the Company and Phillip DuPree, which is incorporated by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 20, 2014 (SEC File No. 001-34761) (“2013 Form 10-K”)

10.2■	Severance Benefits Agreement dated January 13, 2014 between the Company and Phillip DuPree, which is incorporated by reference to Exhibit 10.89 to the 2013 Form 10-K

10.3■	Inducement Stock Option Award Agreement dated January 13, 2014 between the Company and Phillip DuPree, which is incorporated by reference to Exhibit 10.87 to the 2013 Form 10-K

10.4■
Second Amended and Restated Employment Agreement dated April 3, 2014 between the Company and Jeffrey H. Coats, which is incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2014 (SEC File No. 001-34761)

10.5■*	Amended and Restated Letter Agreement dated March 31, 2013 between the Company and William Ferriolo

10.6
Convertible Subordinated Promissory Note dated as of January 13, 2014 (Principal Amount $1,000,000.00) issued by Autobytel Inc., a Delaware corporation, to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated by reference to Exhibit 10.1 to the January 17, 2014 Form 8-K

10.7
Warrant to Purchase 69,930 Shares of Autobytel Inc. Common Stock dated as of January 13, 2014 issued by Autobytel Inc., a Delaware corporation, to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated by reference to Exhibit 10.2 to the January 17, 2014 Form 8-K

10.8
Shareholder Registration Rights Agreement dated as of January 13, 2014 by and between Autobytel Inc., a Delaware corporation, and AutoNationDirecet.com, Inc., a Delaware corporation, which is incorporated by reference to Exhibit 10.3 to the January 17, 2014 Form 8-K

10.9
Loan Agreement by and between Autobytel Inc., a Delaware corporation, and Union Bank, N.A., a national banking association, dated as of February 26, 2013, as amended by the First Amendment to Loan Agreement dated as of September 10, 2013, and the Second Amendment to Loan Agreement dated as of January 13, 2014, Security Agreement dated January 13, 2014, Commercial Promissory Note dated January 13, 2014 ($9,000,000 Term Loan), and Commercial Promissory Note dated January 13, 2014 ($8,000,000 Revolving Loan), which is incorporated by reference to Exhibit 10.4 to the January 17, 2014 Form 8-K

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

*	Filed or furnished herewith.
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

††
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

■	Management Contract of Compensatory Plan or Arrangement