Form 10-Q
period 2014-06-30
AUTOBYTEL INC
filed 2014-07-31
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of July 28, 2014, there were 9,028,733 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of June 30, 2014 and December 31, 2013	1

	Unaudited Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2014 and the Three and Six Months Ended June 30, 2013	2

	Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2014 and the Six Months Ended June 30, 2013	3

	Notes to Unaudited Consolidated Condensed Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

ITEM 6.	Exhibits	25

	Signatures	27

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	June 30,	December 31,
	2014	2013*
Assets
Current assets:
Cash and cash equivalents	$20,480	$18,930
Accounts receivable, net of allowances for bad debts and customer credits of $555 and $405 at June 30, 2014 and December 31, 2013, respectively	17,039	14,178
Deferred tax asset	2,951	3,517
Prepaid expenses and other current assets	368	506
Total current assets	40,838	37,131
Property and equipment, net	1,707	1,548
Equity investment	2,500	2,500
Intangible assets, net	4,945	1,821
Goodwill	20,948	13,602
Deferred tax asset	31,135	31,135
Other assets	1,014	456
Total assets	$103,087	$88,193
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,611	$5,267
Accrued expenses and other current liabilities	6,449	7,648
Total current liabilities	15,060	12,915
Convertible note payable	6,000	5,000
Term loan payable	7,875	—
Borrowings under credit facility	5,250	4,250
Other non-current liabilities	937	1,200
Total liabilities	35,122	23,365
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 9,028,733 and 8,909,737 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	9	9
Additional paid-in capital	309,137	307,171
Accumulated deficit	(241,181)	(242,352)
Total stockholders’ equity	67,965	64,828
Total liabilities and stockholders’ equity	$103,087	$88,193

* Amounts were derived from audited financial statements

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Lead fees	$24,835	$16,843	$50,848	$34,360
Advertising	764	895	1,437	1,611
Other revenues	314	33	588	61
Total revenues	25,913	17,771	52,873	36,032
Cost of revenues	15,597	10,815	32,472	22,485
Gross profit	10,316	6,956	20,401	13,547
Operating expenses:
Sales and marketing	3,725	2,136	7,742	4,376
Technology support	1,993	1,767	3,917	3,473
General and administrative	2,716	2,146	5,738	4,435
Depreciation and amortization	455	409	889	833
Litigation settlements	(25)	(67)	(93)	(138)
Total operating expenses	8,864	6,391	18,193	12,979

Operating income	1,452	565	2,208	568
Interest and other income (expense), net	(175)	(96)	(341)	307
Income before income tax provision	1,277	469	1,867	875
Income tax provision	476	83	696	154
Net income and comprehensive income	$801	$386	$1,171	$721

Basic earnings per common share	$0.09	$0.04	$0.13	$0.08

Diluted earnings per common share	$0.08	$0.04	$0.11	$0.08

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,171	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,075	1,061
Provision for bad debts	116	15
Provision for customer credits	448	310
Share-based compensation	655	374
Change in deferred tax asset	566	—
Changes in assets and liabilities:
Accounts receivable	(491)	(1,867)
Prepaid expenses and other current assets	182	(283)
Other assets	(558)	(43)
Accounts payable	1,063	2,904
Accrued expenses and other current liabilities	(1,199)	(2,385)
Non-current liabilities	(225)	111
Net cash provided by operating activities	2,803	918
Cash flows from investing activities:
Purchases of property and equipment	(547)	(404)
Purchase of AutoUSA	(10,044)	—
Net cash used in investing activities	(10,591)	(404)
Cash flows from financing activities:
Borrowings under credit facility	1,000	—
Borrowings under term loan	9,000	—
Payments on term loan borrowings	(1,125)	—
Proceeds from exercise of stock options	501	61
Payment of contingent fee arrangement	(38)	(56)
Net cash provided by financing activities	9,338	5
Net increase in cash and cash equivalents	1,550	519
Cash and cash equivalents, beginning of period	18,930	15,296
Cash and cash equivalents, end of period	$20,480	$15,815

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$168	$55
Cash paid for interest	$242	$150

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through the Company's programs for online lead referrals (“Leads”), Dealer marketing products and services, online advertising programs and mobile products.

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

Effective October 1, 2013 (“Advanced Mobile Acquisition Date”), the Company acquired substantially all of the assets of privately-held Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation (collectively referred to in this Quarterly Report on Form 10-Q as “Advanced Mobile”).  Advanced Mobile (now Autobytel Mobile) provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, TextShield®, mobile text marketing, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  TextShield® provides a web-based portal that allows Dealers to centrally manage text communications.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting. As a result of the acquisition, the Company offers Manufacturers and Dealers the ability to connect with consumers using text communication via a secure platform. In addition, Autobytel offers Dealers a comprehensive suite of mobile products, including mobile apps, mobile websites, Send2Phone capabilities and text message marketing.  See Note 4.

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A,  filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2013 (“2013 Form 10-K”).  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2013 Form 10-K.

3.  Recent Accounting Pronouncements

Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  The Financial Accounting Standards Board and the International Accounting Standards Board initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would 1) remove inconsistencies and weaknesses in revenue requirements, 2) provide a more robust framework for addressing revenue issues, 3) improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, 4) provide more useful information to users of financial statements through improved disclosure requirements and 5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  This ASU is effective for annual reporting periods after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial results.

Accounting Standards Codification 718 “Compensation – Stock Compensation.”  In June 2014, ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued.  This ASU requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  This ASU is effective for annual periods beginning after December 15, 2015.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial results.

4.  Acquisitions

Acquisition of AutoUSA

On the AutoUSA Acquisition Date, Autobytel acquired all of the issued and outstanding membership interests in AutoUSA.  The Company acquired AutoUSA to expand its reach and influence in the industry by increasing its Dealer network.

The AutoUSA Acquisition Date fair value of the consideration transferred totaled $11.9 million, which consisted of the following:

(in thousands)
Cash (including a working capital adjustment of $44)	$10,044
Convertible subordinated promissory note	1,300
Warrant to purchase $1.0 million of Company common stock	510
$11,854

As part of the consideration paid for the acquisition, the Company issued a convertible subordinated promissory note for $1.0 million ("AutoUSA Note") to the Seller.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company's outside valuation consultants in valuing the AutoUSA Note include a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019.  At any time after January 31, 2017, the holder of the AutoUSA Note may convert all or any part, but at least 30,600 shares, of the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the AutoUSA Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

The warrant to purchase 69,930 shares of Company common stock issued in connection with the acquisition ("AutoUSA Warrant") was valued as of the AutoUSA Acquisition Date at $7.35 per share for a total value of $0.5 million.  The Company used an option pricing model to determine the value of the AutoUSA Warrant.  Key assumptions used by the Company's outside valuation consultants in valuing the AutoUSA Warrant are as follows: risk-free rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years.  The AutoUSA Warrant was valued based on long-term stock price volatilities of the Company.  The exercise price of the AutoUSA Warrant is $14.30 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The AutoUSA Warrant becomes exercisable on the third anniversary of the issuance date and expires on the fifth anniversary of the issuance date.  The right to exercise the AutoUSA Warrant is accelerated in the event of a change in control of the Company.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of June 30, 2014.  Because the transaction was completed in the three months ended March 31, 2014, the Company has not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.  During the three months ended March 31, 2014, the Company made adjustments to the purchase price allocation due to changes in working capital and fixed assets acquired.

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
$11,854

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the preliminary fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Non-compete agreements	Discounted cash flow(2)	$90	2
Customer relationships	Excess of earnings(3)	2,660	5
Trademark/trade names	Relief from Royalty(4)	1,000	5
Total purchased intangible assets		$3,750

(1)
Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from such intangible asset. Amortization of intangible assets with definite lives are recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.

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

(4)	The relief from royalty method is an earnings approach which assesses the royalty savings an entity realizes since it owns the asset and isn’t required to pay a third party a license fee for its use.

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

The Company incurred approximately $1.1 million of acquisition-related costs related to AutoUSA in the six months ended June 30, 2014, all of which were expensed.

The following unaudited pro forma information presents the consolidated results of the Company and AutoUSA for the three and six months ended June 30, 2013, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Unaudited pro forma consolidated results:
Revenues	$24,708	$50,241
Net income	742	1,358

Acquisition of Advanced Mobile

As of the Advanced Mobile Acquisition Date, the Company acquired substantially all of the assets of Advanced Mobile.  Advanced Mobile provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, TextShield®, mobile text marketing, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting.  Advanced Mobile was acquired to enable the Company to offer the automotive industry the mobile technology and resources required to exploit the expanding growth in smart phone and tablet use.

The Advanced Mobile Acquisition Date fair value of the consideration transferred totaled $3.4 million, which consisted of the following:

(in thousands)

Cash (including working capital adjustment of $70)	$2,570
Contingent consideration	825
$3,395

The contingent consideration arrangement (“Contingent Consideration”) requires the Company to pay up to $1.5 million of additional consideration to Advanced Mobile if certain revenue and gross profit targets are met.  The fair value of the contingent consideration as of the Advanced Mobile Acquisition Date was $825,000.  The fair value of the contingent consideration was estimated using a Monte Carlo Simulation.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures.  The key assumptions used by the Company's outside valuation consultants in applying the Monte Carlo Simulation consisted of volatility inputs for both revenue and gross profit, forecasted gross margin and a weighted-average cost of capital assumption used to adjust forecasted revenue and gross margin for risk.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Advanced Mobile Acquisition Date.  Because the transaction was completed subsequent to the end of the third quarter of 2013, the Company has not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

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

(1)
Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from such intangible asset. Amortization of intangible assets with definite lives are recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.

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

The Company incurred $0.3 million of acquisition-related costs related to Advanced Mobile, all of which were expensed in 2013.

The following unaudited pro forma information presents the consolidated results of the Company and Advanced Mobile for the three and six months ended June 30, 2013, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Unaudited pro forma consolidated results:
Revenues	$18,017	$36,525
Net income	376	707

5.  Computation of Basic and Diluted Net Earnings Per Share

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants and common shares issuable upon conversion of convertible notes.  The following are the share amounts utilized to compute the basic and diluted net earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic Shares	9,000,202	8,865,407	8,964,500	8,860,873
Weighted average dilutive securities	2,270,593	267,770	2,348,322	243,436
Dilutive Shares	11,270,795	9,133,177	11,312,822	9,104,309

For the three and six months ended June 30, 2014, weighted average dilutive securities included dilutive options and the warrant and convertible note issued in connection with the acquisition of Autotropolis, Inc. and Cyber Ventures, Inc. (collectively referred to in this Quarterly Report on Form 10-Q as “Cyber”) described below.  For the three and six months ended June 30, 2013, weighted average dilutive securities included dilutive options.

For the three and six months ended June 30, 2014, 1.1 million and 1.0 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net income per share, respectively.  For both the three and six months ended June 30, 2013, 2.5 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net income per share.

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

Warrants.  On September 17, 2010 (“Cyber Acquisition Date”), the Company acquired substantially all of the assets of Cyber.   In connection with the acquisition of Cyber, the Company issued to the sellers a warrant to purchase 400,000 shares of Company common stock (“Cyber Warrant”). The Cyber Warrant was valued at $3.15 per share on the Cyber Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Cyber Warrant was valued based on historical stock price volatilities of the Company and comparable public companies as of the Cyber Acquisition Date.  The exercise price of the Cyber Warrant is $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Cyber Warrant became exercisable on September 16, 2013 and expires on the eighth anniversary of the issuance date.   The Cyber Warrant had not been exercised as of June 30, 2014.

The AutoUSA Warrant issued in connection with the acquisition described in Note 4 was valued at $7.35 per share for a total value of $0.5 million.  The Company used an option pricing model to determine the value of the AutoUSA Warrant.  Key assumptions used in valuing the AutoUSA Warrant are as follows: risk-free rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years.  The AutoUSA Warrant was valued based on long-term stock price volatilities of the Company.  The exercise price of the AutoUSA Warrant is $14.30 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The AutoUSA Warrant becomes exercisable on the third anniversary of the issuance date and expires on the fifth anniversary of the issuance date.  The right to exercise the AutoUSA Warrant is accelerated in the event of a change in control of the Company.

6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in thousands)
Share-based compensation expense:
Cost of revenues	$17	$12	$34	$25
Sales and marketing	142	41	251	76
Technology support	68	57	125	116
General and administrative	142	79	246	158
Share-based compensation costs	369	189	656	375

Amount capitalized to internal use software	1	1	1	1
Total share-based compensation costs	$368	$188	$655	$374

Service-Based Options.  The Company granted the following service-based options for the three and six months ended June 30, 2014 and 2013.  No service-based options were granted during the three months ended June 30, 2014.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Number of service-based options granted	—	39,000	401,750	96,000
Weighted average grant date fair value	—	$2.27	$7.46	$2.22
Weighted average exercise price	—	$4.56	$16.47	$4.23

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

Performance-based Options.  During the six months ended June 30, 2014, the Company granted 40,000 performance-based inducement stock options in connection with the acquisition of AutoUSA (“AutoUSA Inducement Options”), with a weighted average grant date fair value of $6.08, using a Black-Scholes option pricing model and weighted average exercise price of $13.62.  The AutoUSA Inducement Options are subject to two vesting requirements and conditions: (i) level of achievement of performance goals based on revenue and gross margin of the Company’s retail dealer services group and (ii) time vesting.  No performance options were granted during the three months ended June 30, 2014.

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

Market Condition Options.  In 2009, the Company granted 213,650 stock options to substantially all employees with an exercise price of $1.75 and grant date fair value of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company’s common stock, which conditions have been satisfied. During the three months ended June 30, 2014 and 2013, 5,000 and 1,076 of these market condition stock options were exercised, respectively.  During the six months ended June 30, 2014 and 2013, 15,793 and 5,076 of these market condition stock options were exercised, respectively.

During the three and six  months ended June 30, 2014, 45,393 and 118,996 stock options (inclusive of the 5,000 and 15,793 market condition stock options exercised during the period) were exercised, with aggregate weighted average exercise prices of $4.11 and $4.20, respectively.  There were 13,738 and 21,738 stock options (inclusive of the 1,076 and 5,076 market condition stock options exercised during the period) exercised during the three and six months ended June 30, 2013, with aggregate weighted average exercise prices of $3.77 and $3.27, respectively.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dividend yield	—	—	—	—
Volatility	—	64%	56%	70%
Risk-free interest rate	—	0.9%	1.3%	0.7%
Expected life (years)	—	4.3	4.3	4.3

7. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Computer software and hardware and capitalized internal use software	$12,420	$11,924
Furniture and equipment	1,265	1,256
Leasehold improvements	946	937
	14,631	14,117
Less – Accumulated depreciation and amortization	(12,924)	(12,569)
Property and equipment, net	$1,707	$1,548

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Mercedes Benz, Smart, Subaru, Toyota, Volkswagen and Volvo), General Motors and Trilogy Inc. (which represents Hyundai, Toyota, BMW and MINI). During the first six months of 2014, approximately 28% of the Company’s total revenues were derived from these three customers, and approximately 39%, or $6.9 million of gross accounts receivable, related to these three customers at June 30, 2014.

During the first six months of 2013, approximately 24% of the Company’s total revenues were derived from General Motors, Urban Science Applications and Nissan/Infiniti, and approximately 34%, or $4.1 million of gross accounts receivables, related to these three customers at June 30, 2013.

Equity Investments.  In September 2013, the Company entered into a Contribution Agreement with privately-held AutoWeb, Inc., a Delaware corporation ("AutoWeb"), in which Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share. The 8,000 shares of AutoWeb Series A Preferred Stock are convertible into AutoWeb Common Stock on a one-for-one basis (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations) and represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, on a fully diluted basis, as of this date. The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500, which option expires September 2015. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. Upon the occurrence of a liquidation event (i.e., a liquidation, dissolution or winding up of AutoWeb; a consolidation or merger where AutoWeb is not the surviving entity; a consolidation or merger where AutoWeb is the surviving entity and either (i) the rights of the Series A Preferred Stock are changed, or (ii) the Series A Preferred Stock is exchanged for cash, securities or property; or a sale or transfer of all or substantially all of AutoWeb's assets), the Series A Preferred Stock is entitled to a liquidation preference of the greater of (i) $1,000 per share (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations); and (ii) the amount that would be distributed with respect to AutoWeb's Common Stock, assuming full conversion of the Series A Preferred Stock into Common Stock.

In September 2013, the Company invested $150,000 in SaleMove, Inc., a Delaware corporation ("SaleMove"), in the form of a convertible promissory note. The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on August 14, 2015 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note. The Company recorded the $150,000 note as an other long-term asset on the Consolidated Balance Sheet as of June 30, 2014.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisitions of Cyber, Advanced Mobile and AutoUSA the Company identified $9.7 million of intangible assets.  The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		June 30, 2014			December 31, 2013
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	5 years	$6,581	$(5,397)	$1,184	$5,582	$(5,209)	$373
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2-5 years	5,074	(2,294)	2,780	2,320	(1,926)	394
Employment/non-compete agreements	5 years	700	(416)	284	610	(335)	275
Developed technology	5 years	820	(123)	697	820	(41)	779
		$14,475	$(9,530)	$4,945	$10,632	$(8,811)	$1,821

Amortization expense for the remainder of the year and for the next five years is as follows:

Year	Amortization Expense
(in thousands)
2014	$764
2015	1,394
2016	942
2017	926
2018	879
2019	32
$4,937

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record impairment related to goodwill as of June 30, 2014 and 2013.

As of June 30, 2014, goodwill consisted of the following (in thousands):

Goodwill as of December 31, 2013	$13,602
Acquisition of AutoUSA	7,346
Goodwill as of June 30, 2014	$20,948

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Compensation and related costs	$2,469	$3,540
Professional fees and other accrued expenses	3,080	3,209
Amounts due to customers	247	208
Other current liabilities	653	692
Total accrued expenses and other current liabilities	$6,449	$7,649

Long-term debt.  In connection with the acquisition of Cyber, the Company issued a convertible subordinated promissory note for $5.0 million (“Cyber Convertible Note”) to the sellers.  The fair value of the Cyber Convertible Note as of the Cyber Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company's outside valuation consultants in valuing the Cyber Convertible Note included a market yield of 15.0% and stock price volatility of 77.5%.  As the Cyber Convertible Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Cyber Convertible Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Cyber Convertible Note may convert all or any part, but in 40,000 minimum share increments, of the then outstanding and unpaid principal of the Cyber Convertible Note into fully paid shares of the Company’s common stock at a conversion price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Cyber Convertible Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Cyber Convertible Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

In connection with the acquisition of AutoUSA, the Company issued the AutoUSA Note to the Seller.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company's outside valuation consultants in valuing the AutoUSA Note include a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019.  At any time after January 31, 2017, the holder of the AutoUSA Note may convert all or any part, but at least 30,600 shares, of the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the AutoUSA Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

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

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under the Term Loan or under the Revolving Loan bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears. Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. The Term Loan matures December 31, 2017, and the maturity date of the Revolving Loan is March 31, 2017. Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under the Term Loan was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balances of the Term Loan and Revolving Loan as of June 30, 2014 were $7.9 million and $5.25 million, respectively.

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

Litigation

As of June 30, 2014, the Company was not the subject of any litigation as a defendant in any action or proceeding. From time to time, the Company may be involved in litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition and cash flows.

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

The Company’s effective tax rate for the three and six months ended June 30, 2014 differed from the U.S. federal statutory rate primarily due to state income taxes and permanent non-deductible tax items.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.6 million as of June 30, 2014, of which $0.1 million would impact the effective tax rate if recognized.

The total balance of accrued interest and penalties related to uncertain tax positions was $24,000 and $20,000 as of June 30, 2014 and December 31, 2013, respectively.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense for each of the three and six months ended June 30, 2014 and June 30, 2013.

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

Unless the context otherwise requires, the terms “we”, “us”, “our”, “Autobytel”, and “Company” refer to Autobytel Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2013 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2013 Form 10-K.

On January 13, 2014 (“AutoUSA Acquisition Date”), Autobytel and AutoNation, Inc., a Delaware corporation (“Seller Parent”), and AutoNationDirect.com, Inc., a Delaware corporation and subsidiary of Seller Parent (“Seller”), entered into and consummated a Membership Interest Purchase Agreement in which Autobytel acquired all of the issued and outstanding membership interests in AutoUSA, LLC, a Delaware limited liability company and a subsidiary of Seller (“AutoUSA”).  AutoUSA was a (i) lead aggregator purchasing internet-generated automotive consumer leads from third parties and reselling those consumer leads to automotive vehicle dealers; and (ii) reseller of third party products and services to automotive Dealers.  The integration of AutoUSA was completed during the three months ended June 30, 2014, and we believe we will see benefits from the synergies associated with the AutoUSA acquisition throughout the remainder of 2014.

Effective October 1, 2013, the Company acquired substantially all of the assets of privately-held Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation (collectively referred to in this Quarterly Report on Form 10-Q as “Advanced Mobile”).  Advanced Mobile provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, TextShield®, mobile text marketing, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  TextShield® provides a web-based portal that allows Dealers to centrally manage text communications.  This web-based tool includes role-based permissions, a global opt out feature and the ability to monitor all text communications between dealership employees and consumers.  By assisting a dealership with compliance issues surrounding text, this tool opens up a wide array of text-based marketing for dealers and allows consumers to interact with dealers using one of the most preferred methods of mobile communications.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting.

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online purchase request referrals (“Leads”), Dealer marketing products and services, online advertising programs and mobile products.  Our consumer-facing automotive websites (“Company Websites”), including our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Vehicle Leads”).  For consumers who may not be able to secure loans through conventional lending sources, our Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing (“Finance Leads”).  The Company’s mission for consumers is to be “Your Lifetime Automotive Advisor"® by engaging consumers throughout the entire lifecycle of their automotive needs.

Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”).  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Leads.  Since 2011 we have been using IHS Automotive (which acquired R.L. Polk & Co. in 2013) to evaluate the performance quality of both our Internally-Generated Leads as well as Non-Internally-Generated Leads.  Our Manufacturers and wholesale customers and IHS Automotive match the Leads we deliver to our customers against vehicle sales data to provide us with closing rates for the Leads we deliver to our customers and information that allows us to compare these closing rates to the closing rates of the Leads we acquire from third party suppliers.  Based on the most current IHS Automotive data, automotive Leads from consumers shopping on Autobytel.com have a conversion rate of approximately 22% within 90 days of Lead submission.

In addition, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize from acquiring Leads from us.  We can now optimize the mix of Leads we deliver to our Dealers based on multiple sources of quality measurements. Also, by reporting the buying behavior of potential customers, the findings also can help shape improvements to online Lead management; online advertising and dealership sales process training.  By providing actionable data, we place considerable intelligence in the hands of our customers.

For the three and six months ended June 30, 2014, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:

•	The effect of unemployment on the number of vehicle purchasers;

•	Pricing and purchase incentives for vehicles;

•	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;

•	The impact of gasoline prices on demand for vehicles;

•	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;

•	Volatility in spending by Manufacturers, Dealers and others in their marketing budgets and allocations; and

•	The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and margins.

Results of Operations

 Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth certain income statement data for the three-month periods ended June 30, 2014 and 2013 (certain amounts may not calculate due to rounding):

	2014	% of total revenues	2013	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$24,835	96%	$16,843	95%	$7,992	47%
Advertising	764	3	895	5	(131)	(15)
Other revenues	314	1	33	—	281	852
Total revenues	25,913	100	17,771	100	8,142	46
Cost of revenues (excludes depreciation of $8 and $23 for the three months ended June 30, 2014 and 2013, respectively)	15,597	60	10,815	61	4,782	44
Gross profit	10,316	40	6,956	39	3,360	48
Operating expenses:
Sales and marketing	3,725	14	2,136	12	1,589	74
Technology support	1,993	8	1,767	10	226	13
General and administrative	2,716	10	2,146	12	570	27
Depreciation and amortization	455	2	409	2	46	11
Litigation settlements	(25)	—	(67)	—	42	(63)
Total operating expenses	8,864	34	6,391	36	2,473	39
Operating income	1,452	6	565	3	887	157
Interest and other income (expense), net	(175)	(1)	(96)	—	(79)	82
Income before income tax provision	1,277	5	469	3	808	172
Income tax provision	476	2	83	1	393	473
Net income	$801	3%	$386	2%	$415	108%

Leads.  Purchase request revenues increased $8.0 million, or 47%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to a 43% increase in Lead volume as a result of strong demand across nearly all programs, with a major Manufacturer starting a Lead program with Autobytel as a primary supplier, as well as additional revenues from the acquisition of AutoUSA.

Advertising. Advertising revenues decreased $131,000, or 15%, in the second quarter of 2014 compared to the second quarter of 2013 as a result of fewer direct email campaigns coupled with the timing of website advertising display revenue.

Other Revenues.  Other revenues increased $0.3 million in the second quarter of 2014 compared to the second quarter of 2013 due to increased sales of the Company’s mobile products as a result of the Advanced Mobile acquisition in the fourth quarter of 2013.

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

Cost of revenues increased $4.8 million, or 44%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to a corresponding increase in lead volume.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the second quarter of 2014 increased by $1.6 million, or 74%, compared to the second quarter of 2013 due principally to an increase in headcount-related expenses associated with the acquisitions of AutoUSA and Advanced Mobile.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the second quarter of 2014 increased by $0.2 million, or 13%, compared to the second quarter of 2013 due to increased headcount-related expense associated with the acquisitions of AutoUSA and Advanced Mobile.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the second quarter of 2014 increased by $0.6 million, or 27%, compared to the second quarter of 2013 due to an increase in headcount-related compensation costs and professional fees associated with increased merger and acquisition activity.

Depreciation and amortization.  Depreciation and amortization expense in the second quarter of 2014 increased slightly to $0.5 million compared to the second quarter of 2013 primarily due to the addition of intangible assets related to the acquisitions of Advanced Mobile and AutoUSA offset by a portion of the intangible assets related to the acquisition of Autotropolis, Inc. and Cyber Ventures, Inc. (collectively, “Cyber”) being fully amortized in 2013.

Litigation settlements.  Payments primarily from settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for the second quarter of 2014 were $25,000.

Interest and other income (expense), net.  Interest and other expense was $0.2 million for the second quarter of 2014 compared to interest and other expense of $96,000 for the second quarter of 2013.  The second quarter of 2014 included interest expense of $0.2 million compared to $75,000 in the second quarter of 2013.

Income taxes. Income tax expense was $0.5 million in the second quarter of 2014 compared to income tax expense of $83,000 in the second quarter of 2013.  Income tax expense for the second quarter of 2014 differed from the federal statutory rate primarily due to state income taxes and permanent non-deductible tax items, while income tax for the second quarter of 2013 differed from the federal statutory rate primarily due to various state minimum taxes and the deferred tax liability related to tax deductible goodwill amortization.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table sets forth certain income statement data for the six-month periods ended June 30, 2014 and 2013 (certain amounts may not calculate due to rounding):

	2014	% of total revenues	2013	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$50,848	96%	$34,360	95%	$16,488	48%
Advertising	1,437	3	1,611	5	(174)	(11)
Other revenues	588	1	61	—	527	864
Total revenues	52,873	100	36,032	100	16,841	47
Cost of revenues (excludes depreciation of $14 and $51 for the six months ended June 30, 2014 and 2013, respectively)	32,472	61	22,485	62	9,987	44
Gross profit	20,401	39	13,547	38	6,854	51
Operating expenses:
Sales and marketing	7,742	15	4,376	12	3,366	77
Technology support	3,917	7	3,473	10	444	13
General and administrative	5,738	11	4,435	12	1,303	29
Depreciation and amortization	889	2	833	2	56	7
Litigation settlements	(93)	—	(138)	—	45	(33)
Total operating expenses	18,193	34	12,979	36	5,214	40
Operating income	2,208	4	568	2	1,640	289
Interest and other income (expense), net	(341)	(1)	307	—	(648)	(211)
Income before income tax provision	1,867	3	875	2	992	113
Income tax provision	696	1	154	—	542	352
Net income	$1,171	2%	$721	2%	$450	62%

Leads.  Purchase request revenues increased $16.5 million, or 48%, in the first six months of 2014 compared to the first six months of 2013 primarily due to a 44% increase in Lead volume as a result of strong demand across nearly all programs, with a major Manufacturer starting a Lead program with Autobytel as a primary supplier, as well as additional revenues from the acquisition of AutoUSA.

Advertising. Advertising revenues decreased $0.2 million, or 11%, in the first six months of 2014 compared to the first six months of 2013 as a result of fewer direct email campaigns coupled with the timing of website advertising display revenue.

Other Revenues.  Other revenues increased $0.5 million in the first six months of 2014 compared to the first six months of 2013 due to increased sales of the Company’s mobile products as a result of the Advanced Mobile acquisition in the fourth quarter of 2013.

Cost of Revenues.  Cost of revenues increased $10.0 million, or 44%, in the first six months of 2014 compared to the first six months of 2013 primarily due to a corresponding increase in lead volume.

Sales and Marketing.  Sales and marketing expense in the first six months of 2014 increased by $3.4 million, or 77%, compared to the first six months of 2013 due principally to an increase in headcount-related expenses associated with the acquisitions of AutoUSA and Advanced Mobile.

Technology Support. Technology support expense in the first six months of 2014 increased by $0.4 million, or 13%, compared to the first six months of 2013 due to increased headcount-related expense associated with the acquisitions of AutoUSA and Advanced Mobile.

General and Administrative. General and administrative expense in the first six months of 2014 increased by $1.3 million, or 29%, compared to the first six months of 2013 due to an increase in headcount-related compensation costs and professional fees associated with increased merger and acquisition activity.

Depreciation and amortization.  Depreciation and amortization expense in the first six months of 2014 increased to $0.9 million compared to $0.8 million for the first six months of 2013 primarily due to the addition of intangible assets related to the acquisitions of Advanced Mobile and AutoUSA offset by a portion of the intangible assets related to the Cyber acquisition being fully amortized in 2013.

Litigation settlements.  Payments primarily from settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for the first six months of 2014 were $93,000.

Interest and other income (expense), net.  Interest and other expense was $0.3 million for the first six months of 2014 compared to interest and other income of $0.3 million for the first six months of 2013.  The first six months of 2014 included interest expense of $0.4 million compared to $0.2 million in the first six months of 2013.  The first six months of 2013 also included receipt of $0.5 million related to early termination of a license agreement pursuant to which the Company, as licensor, had licensed certain rights in the Company’s proprietary software, business procedures, and brand.

Income taxes. Income tax expense was $0.7 million in the first six months of 2014 compared to income tax expense of $0.2 million in the first six months of 2013.  Income tax expense for the first six months of 2014 differed from the federal statutory rate primarily due to state income taxes and permanent non-deductible tax items, while income tax for the first six months of 2013 differed from the federal statutory rate primarily due to various state minimum taxes and the deferred tax liability related to tax deductible goodwill amortization.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$2,803	$918
Net cash used in investing activities	(10,591)	(404)
Net cash provided by financing activities	9,338	5

Our principal sources of liquidity are our cash and cash equivalents balances and positive operating cash flow.  Our cash and cash equivalents totaled $20.5 million as of June 30, 2014 compared to cash and cash equivalents of $18.9 million as of December 31, 2013.

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

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under the Term Loan or under the Revolving Loan bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50% (an increase under the existing Revolving Loan from 1.50%), at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears. Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. The Term Loan matures December 31, 2017, and the maturity date of the Revolving Loan is March 31, 2017. Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under the Term Loan was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balances of the Term Loan and Revolving Loan as of June 30, 2014 were $7.9 million and $5.25 million, respectively.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the six months ended June 30, 2014 of $2.8 million resulted primarily from net income of $1.2 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $1.2 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2013 and paid in the first three months of 2014 offset by a $1.1 million increase in our accounts payable balance related to the timing of payments made.

Net cash provided by operating activities in the six months ended June 30, 2013 of $0.9 million resulted primarily from net income of $0.7 million, as adjusted for non-cash charges to earnings.  In addition accounts payable increased $2.9 million offset by cash used to reduce accrued liabilities of $2.4 million, inclusive of the payment related to annual incentive compensation amounts accrued in 2012 and paid in the first three months of 2013, and a $1.9 million increase in our accounts receivable balance, related to increased sales and the timing of payments received from our customers.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $10.6 million in the six months ended June 30, 2014 primarily related to the acquisition of AutoUSA.

Net cash used in investing activities was $0.4 million in the six months ended June 30, 2013 related to purchases of property and equipment.

Net Cash Provided by Financing Activities.  Stock options for 118,996 shares of the Company’s common stock were exercised in the six months ended June 30, 2014 resulting in $0.5 million cash inflow.  We also borrowed $9.0 million and $1.0 million against the Term Loan and Revolving Loan, respectively, to fund the purchase of AutoUSA in the six months ended June 30, 2014.  Payments of $1.1 million were made against the Term Loan borrowings in the six months ended June 30, 2014.

Stock options for 21,738 shares of stock were exercised in the six months ended June 30, 2013, which resulted in $61,000 cash inflow for the six months ended June 30, 2013.  Net cash provided in financing activities in the six months ended June 30, 2013 was offset by contingent payments of $56,000 related to the Cyber acquisition.  Our future cash flows from employee stock options, if any, will depend on the future timing, exercise price and amount of stock options exercised.

Off-Balance Sheet Arrangements

At June 30, 2014, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three months ended June 30, 2014 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2013 Form 10-K.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

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

10.2■	Autobytel Inc. 2014 Equity Incentive Plan, which is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 28, 2014 (SEC File No. 001-34761)

10.3■ *	Form of Stock Option Award Agreement pursuant to the Autobytel Inc. 2014 Equity Incentive Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

*	Filed or furnished herewith.
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

■	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOBYTEL INC.

Date: July 31, 2014	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: July 31, 2014	By:	/s/ Wesley Ozima
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

10.2■	Autobytel Inc. 2014 Equity Incentive Plan, which is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 28, 2014 (SEC File No. 001-34761)

10.3■ *	Form of Stock Option Award Agreement pursuant to the Autobytel Inc. 2014 Equity Incentive Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

*	Filed or furnished herewith.
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

■	Management Contract or Compensatory Plan or Arrangement