Form 10-Q
period 2014-09-30
AUTOBYTEL INC
filed 2014-11-05
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of November 3, 2014, there were 9,028,733 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2014 and December 31, 2013	1

	Unaudited Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and the Three and Nine Months Ended September 30, 2013	2

	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014 and the Nine Months Ended September 30, 2013	3

	Notes to Unaudited Consolidated Condensed Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4.	Controls and Procedures	22

	PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	25

	Signatures	26

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	September 30,	December 31,
	2014	2013*
Assets
Current assets:
Cash and cash equivalents	$22,316	$18,930
Accounts receivable, net of allowances for bad debts and customer credits of $711 and $405 at September 30, 2014 and December 31, 2013, respectively	16,793	14,178
Deferred tax asset	2,346	3,517
Prepaid expenses and other current assets	547	506
Total current assets	42,002	37,131
Property and equipment, net	1,892	1,548
Equity investment	2,500	2,500
Intangible assets, net	4,563	1,821
Goodwill	20,948	13,602
Deferred tax asset	31,135	31,135
Other assets	1,232	456
Total assets	$104,272	$88,193
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,721	$5,267
Accrued expenses and other current liabilities	7,979	7,648
Convertible note payable	5,000	—
Total current liabilities	20,700	12,915
Convertible note payable	1,000	5,000
Term loan payable	7,313	—
Borrowings under credit facility	5,250	4,250
Other non-current liabilities	550	1,200
Total liabilities	34,813	23,365
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 9,028,733 and 8,909,737 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	9	9
Additional paid-in capital	309,508	307,171
Accumulated deficit	(240,058)	(242,352)
Total stockholders’ equity	69,459	64,828
Total liabilities and stockholders’ equity	$104,272	$88,193

* Amounts were derived from audited financial statements

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Lead fees	$25,880	$20,653	$76,727	$55,013
Advertising	1,093	956	2,531	2,567
Other revenues	391	26	979	88
Total revenues	27,364	21,635	80,237	57,668
Cost of revenues	16,356	12,826	48,828	35,311
Gross profit	11,008	8,809	31,409	22,357
Operating expenses:
Sales and marketing	3,336	2,745	11,078	7,122
Technology support	2,055	1,855	5,971	5,328
General and administrative	3,161	2,526	8,899	6,961
Depreciation and amortization	483	362	1,373	1,196
Litigation settlements	(25)	(66)	(118)	(205)
Total operating expenses	9,010	7,422	27,203	20,402

Operating income	1,998	1,387	4,206	1,955
Interest and other income (expense), net	(177)	24	(518)	331
Income before income tax provision	1,821	1,411	3,688	2,286
Income tax provision	697	138	1,394	292
Net income and comprehensive income	$1,124	$1,273	$2,294	$1,994

Basic earnings per common share	$0.12	$0.14	$0.26	$0.22

Diluted earnings per common share	$0.11	$0.13	$0.22	$0.21

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,294	$1,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,650	1,528
Provision for bad debts	236	75
Provision for customer credits	773	437
Share-based compensation	1,025	556
Gain on long-term strategic investment	—	(108)
Change in deferred tax asset	1,171	—
Changes in assets and liabilities:
Accounts receivable	(690)	(4,728)
Prepaid expenses and other current assets	3	(54)
Other assets	(776)	(33)
Accounts payable	173	2,273
Accrued expenses and other current liabilities	331	605
Non-current liabilities	(600)	174
Net cash provided by operating activities	5,590	2,719
Cash flows from investing activities:
Purchases of property and equipment	(925)	(648)
Advances on purchase of Advanced Mobile	—	(1,824)
Investment in AutoWeb	—	(2,500)
Change in long-term strategic investment	—	108
Investment in SaleMove	—	(150)
Purchase of AutoUSA	(10,044)	—
Net cash used in investing activities	(10,969)	(5,014)
Cash flows from financing activities:
Borrowings under credit facility	1,000	4,250
Borrowings under term loan	9,000	—
Payments on term loan borrowings	(1,687)	—
Proceeds from exercise of stock options	502	205
Payment of contingent fee arrangement	(50)	(83)
Net cash provided by financing activities	8,765	4,372
Net increase in cash and cash equivalents	3,386	2,077
Cash and cash equivalents, beginning of period	18,930	15,296
Cash and cash equivalents, end of period	$22,316	$17,373

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$279	$83
Cash paid for interest	$445	$230

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

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A,  filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2013 (“2013 Form 10-K”).  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2013 Form 10-K.

3.  Recent Accounting Pronouncements

Accounting Standards Codification 205-40 “Presentation of Financial Statements – Going Concern.”  In August 2014, Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued.  This ASU provides guidance in generally accepted accounting principles ("GAAP") about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  This ASU (1) provides a definition of the term “substantial doubt,” (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  This ASU is effective for the annual reporting period after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial results.

Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on the ongoing financial reporting.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of September 30, 2014.  Because the transaction was completed in the three months ended March 31, 2014, the Company has not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

(in thousands)
Net identifiable assets acquired	$758
Definite-lived intangible assets acquired	3,750
Goodwill	7,346
$11,854

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the preliminary fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Non-compete agreement	Discounted cash flow (2)	$90	2
Customer relationships	Excess of earnings (3)	2,660	5
Trademark/trade names	Relief from Royalty (4)	1,000	5
Total purchased intangible assets		$3,750

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

(2)
The non-compete agreement fair value was derived by calculating the difference between the present value of the Company's forecasted cash flows with the agreement in place and without the agreement in place.

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

The Company incurred approximately $1.1 million of acquisition-related costs related to AutoUSA in the nine months ended September 30, 2014, all of which were expensed. There were no acquisition-related costs related to AutoUSA in the three months ended September 30, 2014.

The following unaudited pro forma information presents the consolidated results of the Company and AutoUSA for the three and nine months ended September 30, 2013, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Unaudited pro forma consolidated results:
Revenues	$28,547	$87,176
Net income	1,757	3,114

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Advanced Mobile Acquisition Date.
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

(2)
The non-compete agreement fair value was derived by calculating the difference between the present value of the Company’s forecasted cash flows with the agreement in place and without the agreement in place.

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

5.  Computation of Basic and Diluted Net Earnings Per Share

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants and common shares issuable upon conversion of convertible notes.  The following are the share amounts utilized to compute the basic and diluted net earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic Shares	9,028,733	8,900,574	8,986,146	8,874,252
Weighted average dilutive securities	2,070,375	1,685,638	2,268,894	1,435,481
Dilutive Shares	11,099,108	10,586,212	11,255,040	10,309,733

For the three and nine months ended September 30, 2013 and 2014, weighted average dilutive securities included dilutive options and the warrant and convertible note issued in connection with the acquisition of Autotropolis, Inc. and Cyber Ventures, Inc. (collectively referred to in this Quarterly Report on Form 10-Q as “Cyber”) described below.

For the three and nine months ended September 30, 2014, 1.3 million and 1.1 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share, respectively.  For the three and nine months ended September 30, 2013, 1.1 million and 1.3 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share.

 On February 13, 2012, the Company announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  On June 7, 2012, the Board of Directors authorized the Company to repurchase an additional $2.0 million of Company common stock.  The Board of Directors approved an additional $1.0 million stock repurchase program on September 16, 2014.  As of September 30, 2014, the Company is authorized to repurchase up to $3.0 million in Company common stock.  Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time.  The Company would fund repurchases through the use of available cash. The Company began repurchasing its common stock on March 7, 2012.   No shares have been repurchased since 2012.  Shares repurchased in 2012 were cancelled by the Company and returned to authorized and unissued shares.

Warrants.  On September 17, 2010 (“Cyber Acquisition Date”), the Company acquired substantially all of the assets of Cyber.   In connection with the acquisition of Cyber, the Company issued to the sellers a warrant to purchase 400,000 shares of Company common stock (“Cyber Warrant”). The Cyber Warrant was valued at $3.15 per share on the Cyber Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Cyber Warrant was valued based on historical stock price volatilities of the Company and comparable public companies as of the Cyber Acquisition Date.  The exercise price of the Cyber Warrant is $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Cyber Warrant became exercisable on September 16, 2013 and expires on the eighth anniversary of the issuance date.   The Cyber Warrant had not been exercised as of September 30, 2014.

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

6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Share-based compensation expense:
Cost of revenues	$18	$13	$52	$38
Sales and marketing	149	35	400	111
Technology support	62	57	187	173
General and administrative	142	78	389	236
Share-based compensation costs	371	183	1,028	558

Amount capitalized to internal use software	1	1	3	2
Total share-based compensation costs	$370	$182	$1,025	$556

Service-Based Options.  The Company granted the following service-based options for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Number of service-based options granted	59,500	13,000	461,250	109,000
Weighted average grant date fair value	$3.88	$2.73	$6.99	$2.29
Weighted average exercise price	$8.50	$5.92	$15.44	$4.43

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

Performance-based Options.  During the nine months ended September 30, 2014, the Company granted 40,000 performance-based inducement stock options in connection with the acquisition of AutoUSA (“AutoUSA Inducement Options”), with a weighted average grant date fair value of $6.08, using a Black-Scholes option pricing model and weighted average exercise price of $13.62.  The AutoUSA Inducement Options are subject to two vesting requirements and conditions: (i) level of achievement of performance goals based on revenue and gross margin of the Company’s retail dealer services group and (ii) time vesting.  No performance options were granted during the three months ended September 30, 2014.

During the nine months ended September 30, 2013, the Company granted 87,117 performance-based stock options (“2013 Performance Options”) to certain employees with a weighted average grant date fair value of $2.19, using a Black-Scholes option pricing model and a weighted average exercise price of $4.00.  The 2013 Performance Options were subject to two vesting requirements and conditions: (i) percentage achievement of 2013 revenues and earnings before taxes, depreciation and amortization (“EBITDA”) goals and (ii) time vesting.  Based on the Company’s 2013 revenues and EBITDA performance, 83,398 of the 2013 Performance Options vested under the performance vesting condition, and one-third of these options vested on the first anniversary of the grant date, with the remainder vesting ratably over twenty-four months thereafter.

During the nine months ended September 30, 2013, in connection with the acquisition of Advanced Mobile, the Company granted 88,641 performance-based inducement stock options (“2013 Inducement Options”) to one employee with a weighted average grant date fair value of $3.21, using a Black-Scholes option pricing model and weighted average exercise price of $7.17.  The 2013 Inducement Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2014, 2015 and 2016 revenues and gross profit goals for the Advanced Mobile business and (ii) time vesting.

Market Condition Options.  In 2009, the Company granted 213,650 stock options to substantially all employees with an exercise price of $1.75 and grant date fair value of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company’s common stock, which conditions have been satisfied. During the nine months ended September 30, 2014, 15,793 of these market condition stock options were exercised.  No market condition options were exercised in the three months ended September 30, 2014.  During the three and nine months ended September 30, 2013, 596 and 5,672 of these market condition stock options were exercised, respectively.

During the nine months ended September 30, 2014, 118,996 stock options (inclusive of the 15,793 market condition stock options exercised during the period) were exercised, with aggregate weighted average exercise prices of $4.20.  No stock options were exercised in the three months ended September 30, 2014.  There were 30,193 and 51,931 stock options (inclusive of the 596 and 5,672 market condition stock options exercised during the period) exercised during the three and nine months ended September 30, 2013, with aggregate weighted average exercise prices of $4.37 and $3.91, respectively.  The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dividend yield	—	—	—	—
Volatility	56%	56%	56%	65%
Risk-free interest rate	1.5%	1.1%	1.4%	0.8%
Expected life (years)	4.3	4.3	4.3	4.3

7. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Computer software and hardware and capitalized internal use software	$12,782	$11,924
Furniture and equipment	1,271	1,256
Leasehold improvements	957	937
	15,010	14,117
Less – Accumulated depreciation and amortization	(13,118)	(12,569)
Property and equipment, net	$1,892	$1,548

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Mercedes Benz, Smart, Subaru, Toyota, Volkswagen and Volvo), General Motors and Trilogy Smartleads (which represents Hyundai, Toyota, BMW and MINI). During the first nine months of 2014, approximately 28% of the Company’s total revenues were derived from these three customers, and approximately 36%, or $6.4 million of gross accounts receivable, related to these three customers at September 30, 2014.

During the first nine months of 2013, approximately 28% of the Company’s total revenues were derived from General Motors, Urban Science Applications and AutoNation, and approximately 37%, or $5.5 million of gross accounts receivables, related to these three customers at September 30, 2013.

Equity Investments.  In September 2013, the Company entered into a Contribution Agreement with privately-held AutoWeb, Inc., a Delaware corporation ("AutoWeb"), in which Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share. The 8,000 shares of AutoWeb Series A Preferred Stock are convertible into AutoWeb Common Stock on a one-for-one basis (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations) and represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, on a fully diluted basis, as of this date. The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500, which option expires September 30, 2015. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. Upon the occurrence of a liquidation event (i.e., a liquidation, dissolution or winding up of AutoWeb; a consolidation or merger where AutoWeb is not the surviving entity; a consolidation or merger where AutoWeb is the surviving entity and either (i) the rights of the Series A Preferred Stock are changed, or (ii) the Series A Preferred Stock is exchanged for cash, securities or property; or a sale or transfer of all or substantially all of AutoWeb's assets), the Series A Preferred Stock is entitled to a liquidation preference of the greater of (i) $1,000 per share (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations); and (ii) the amount that would be distributed with respect to AutoWeb's Common Stock, assuming full conversion of the Series A Preferred Stock into Common Stock.

In September 2013, the Company invested $150,000 in SaleMove, Inc., a Delaware corporation ("SaleMove"), in the form of a convertible promissory note. The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on August 14, 2015 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note. The Company recorded the $150,000 note as an other long-term asset on the Consolidated Balance Sheet as of September 30, 2014.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisitions of Cyber, Advanced Mobile and AutoUSA the Company identified $9.7 million of intangible assets.  The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		September 30, 2014			December 31, 2013
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	5 years	$6,581	$(5,495)	$1,086	$5,582	$(5,209)	$373
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2-5 years	5,074	(2,495)	2,579	2,320	(1,926)	394
Employment/non-compete agreements	5 years	700	(458)	242	610	(335)	275
Developed technology	5 years	820	(164)	656	820	(41)	779
		$14,475	$(9,912)	$4,563	$10,632	$(8,811)	$1,821

Amortization expense for the remainder of the year and for the next five years is as follows:

Year	Amortization Expense
(in thousands)
2014	$382
2015	1,394
2016	942
2017	926
2018	879
2019	32
$4,555

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record impairment related to goodwill as of September 30, 2014 and 2013.

As of September 30, 2014, goodwill consisted of the following (in thousands):

Goodwill as of December 31, 2013	$13,602
Acquisition of AutoUSA	7,346
Goodwill as of September 30, 2014	$20,948

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Compensation and related costs	$3,533	$3,540
Professional fees and other accrued expenses	3,526	3,209
Amounts due to customers	250	208
Other current liabilities	670	692
Total accrued expenses and other current liabilities	$7,979	$7,649

Convertible notes payable.  In connection with the acquisition of Cyber, the Company issued a convertible subordinated promissory note for $5.0 million (“Cyber Convertible Note”) to the sellers.  The fair value of the Cyber Convertible Note as of the Cyber Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company's outside valuation consultants in valuing the Cyber Convertible Note included a market yield of 15.0% and stock price volatility of 77.5%.  As the Cyber Convertible Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Cyber Convertible Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Cyber Convertible Note may convert all or any part, but in 40,000 minimum share increments, of the then outstanding and unpaid principal of the Cyber Convertible Note into fully paid shares of the Company’s common stock at a conversion price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Cyber Convertible Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Cyber Convertible Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

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

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under the Term Loan or under the Revolving Loan bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears. Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. The Term Loan matures December 31, 2017, and the maturity date of the Revolving Loan is March 31, 2017. Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under the Term Loan was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balances of the Term Loan and Revolving Loan as of September 30, 2014 were $7.3 million and $5.25 million, respectively.

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

Litigation

As of September 30, 2014, the Company was not the subject of any litigation as a defendant in any action or proceeding. From time to time, the Company may be involved in litigation matters arising from the normal course of its business activities. The actions filed against the Company and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition and cash flows.

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

The Company’s effective tax rate for the three and nine months ended September 30, 2014 differed from the U.S. federal statutory rate primarily due to state income taxes and permanent non-deductible tax items.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.6 million as of September 30, 2014, of which $0.1 million would impact the effective tax rate if recognized.

The total balance of accrued interest and penalties related to state uncertain tax positions was $26,000 and $20,000 as of September 30, 2014 and December 31, 2013, respectively.  The Company recognizes interest and penalties related to state uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense for each of the three and nine months ended September 30, 2014 and September 30, 2013.

The Company is subject to taxation in the U.S. and in various state jurisdictions.  Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2011 are not subject to examination by the U.S. Internal Revenue Service.  Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2010 are no longer subject to examination.  The Company is currently under examination by the State of Colorado for the years 2009 through 2012, but does not anticipate any material adjustments.  The Company has estimated that $0.1 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.  Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2013 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2013 Form 10-K.

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

Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”).  We rely on detailed feedback from Manufacturer and wholesale customers to confirm the performance of our Leads.  Since 2011 we have been using IHS Automotive (which acquired R.L. Polk & Co. in 2013) to evaluate the performance quality of both our Internally-Generated Leads as well as Non-Internally-Generated Leads.  Our Manufacturers and wholesale customers and IHS Automotive match the Leads we deliver to our customers against vehicle sales data to provide us with buy rates (rate at which consumers who submit a new vehicle lead purchase a new vehicle within 90 days) for the Leads we deliver to our customers and information that allows us to compare these buy rates to the buy rates of the Leads we acquire from third party suppliers.  Based on the most current IHS Automotive data, automotive Leads from consumers shopping on Autobytel.com have a buy rate of approximately 21% within 90 days of Lead submission.

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

For the three and nine months ended September 30, 2014, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:

●	The effect of unemployment on the number of vehicle purchasers;

●	Pricing and purchase incentives for vehicles;

●	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;

●	The impact of gasoline prices on demand for vehicles;

●	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;

●	Volatility in spending by Manufacturers, Dealers and others in their marketing budgets and allocations;

●	The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and margins; and

●	The competitive impact of consolidation in the online automotive referral industry.

Results of Operations

 Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth certain income statement data for the three-month periods ended September 30, 2014 and 2013 (certain amounts may not calculate due to rounding):

	2014	% of total revenues	2013	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$25,880	95%	$20,653	96%	$5,227	25%
Advertising	1,093	4	956	4	137	14
Other revenues	391	1	26	—	365	1,404
Total revenues	27,364	100	21,635	100	5,729	26
Cost of revenues (excludes depreciation of $7 and $18 for the three months ended September 30, 2014 and 2013, respectively)	16,356	60	12,826	59	3,530	28
Gross profit	11,008	40	8,809	41	2,199	25
Operating expenses:
Sales and marketing	3,336	12	2,745	13	591	22
Technology support	2,055	7	1,855	8	200	11
General and administrative	3,161	12	2,526	12	635	25
Depreciation and amortization	483	2	362	2	121	33
Litigation settlements	(25)	—	(66)	—	41	(62)
Total operating expenses	9,010	33	7,422	35	1,588	21
Operating income	1,998	7	1,387	6	611	44
Interest and other income (expense), net	(177)	—	24	—	(201)	(838)
Income before income tax provision	1,821	7	1,411	6	410	29
Income tax provision	697	3	138	—	559	405
Net income	$1,124	4%	$1,273	6%	$(149)	(12%)

Leads.  Purchase request revenues increased $5.2 million, or 25%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to a 20% increase in Lead volume as a result of strong demand across nearly all programs, with a major Manufacturer starting a Lead program with Autobytel as a primary supplier, as well as additional revenues from the acquisition of AutoUSA.

Advertising. Advertising revenues increased $0.1 million, or 14%, in the third quarter of 2014 compared to the third quarter of 2013 as a result of increased page views and click revenue.

Other Revenues.  Other revenues increased $0.4 million in the third quarter of 2014 compared to the third quarter of 2013 due to increased sales of the Company’s mobile products as a result of the Advanced Mobile acquisition in the fourth quarter of 2013.

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

Cost of revenues increased $3.5 million, or 28%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to a corresponding increase in lead volume.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the third quarter of 2014 increased by $0.6 million, or 22%, compared to the third quarter of 2013 due principally to an increase in headcount-related expenses associated with the acquisitions of AutoUSA and Advanced Mobile.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the third quarter of 2014 increased by $0.2 million, or 11%, compared to the third quarter of 2013 due to increased headcount-related expense associated with the acquisitions of AutoUSA and Advanced Mobile.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2014 increased by $0.6 million, or 25%, compared to the third quarter of 2013 due to an increase in headcount-related compensation costs and professional fees associated with increased merger and acquisition activity.

Depreciation and amortization.  Depreciation and amortization expense in the third quarter of 2014 increased $0.1 million to $0.5 million compared to the third quarter of 2013 primarily due to the addition of intangible assets related to the acquisitions of Advanced Mobile and AutoUSA offset by a portion of the intangible assets related to the acquisition of Autotropolis, Inc. and Cyber Ventures, Inc. (collectively, “Cyber”) being fully amortized in 2013.

Litigation settlements.  Payments primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for the third quarter of 2014 were $25,000.

Interest and other income (expense), net.  Interest and other expense was $0.2 million for the third quarter of 2014 compared to interest and other income of $24,000 for the third quarter of 2013.  The third quarter of 2014 included interest expense of $0.2 million compared to $81,000 in the third quarter of 2013.

Income taxes. Income tax expense was $0.7 million in the third quarter of 2014 compared to income tax expense of $0.1 million in the third quarter of 2013.  Income tax expense for the third quarter of 2014 differed from the federal statutory rate primarily due to state income taxes and permanent non-deductible tax items, while income tax for the third quarter of 2013 differed from the federal statutory rate primarily due to various state minimum taxes and the deferred tax liability related to tax deductible goodwill amortization.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table sets forth certain income statement data for the nine-month periods ended September 30, 2014 and 2013 (certain amounts may not calculate due to rounding):

	2014	% of total revenues	2013	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$76,727	96%	$55,013	95%	$21,714	39%
Advertising	2,531	3	2,567	5	(36)	(1)
Other revenues	979	1	88	—	891	1,013
Total revenues	80,237	100	57,668	100	22,569	39
Cost of revenues (excludes depreciation of $21 and $70 for the nine months ended September 30, 2014 and 2013, respectively)	48,828	61	35,311	61	13,517	38
Gross profit	31,409	39	22,357	39	9,052	40
Operating expenses:
Sales and marketing	11,078	14	7,122	12	3,956	56
Technology support	5,971	7	5,328	9	643	12
General and administrative	8,899	11	6,961	12	1,938	28
Depreciation and amortization	1,373	2	1,196	2	177	15
Litigation settlements	(118)	—	(205)	—	87	(42)
Total operating expenses	27,203	34	20,402	35	6,801	33
Operating income	4,206	5	1,955	4	2,251	115
Interest and other income (expense), net	(518)	—	331	—	(849)	(256)
Income before income tax provision	3,688	5	2,286	4	1,402	61
Income tax provision	1,394	2	292	1	1,102	377
Net income	$2,294	3%	$1,994	3%	$300	15%

Leads.  Purchase request revenues increased $21.7 million, or 39%, in the first nine months of 2014 compared to the first nine months of 2013 primarily due to a 34% increase in Lead volume as a result of strong demand across nearly all programs, with a major Manufacturer starting a Lead program with Autobytel as a primary supplier, as well as additional revenues from the acquisition of AutoUSA.

Advertising. Advertising revenues decreased $36,000, or 1%, in the first nine months of 2014 compared to the first nine months of 2013 as a result of fewer direct email campaigns coupled with the timing of website advertising display revenue.

Other Revenues.  Other revenues increased $0.9 million in the first nine months of 2014 compared to the first nine months of 2013 due to increased sales of the Company’s mobile products as a result of the Advanced Mobile acquisition in the fourth quarter of 2013.

Cost of Revenues.  Cost of revenues increased $13.5 million, or 38%, in the first nine months of 2014 compared to the first nine months of 2013 primarily due to a corresponding increase in lead volume.

Sales and Marketing.  Sales and marketing expense in the first nine months of 2014 increased by $4.0 million, or 56%, compared to the first nine months of 2013 due principally to an increase in headcount-related expenses associated with the acquisitions of AutoUSA and Advanced Mobile.

Technology Support. Technology support expense in the first nine months of 2014 increased by $0.6 million, or 12%, compared to the first nine months of 2013 due to increased headcount-related expense associated with the acquisitions of AutoUSA and Advanced Mobile.

General and Administrative. General and administrative expense in the first nine months of 2014 increased by $1.9 million, or 28%, compared to the first nine months of 2013 due to an increase in headcount-related compensation costs and professional fees associated with increased merger and acquisition activity.

Depreciation and amortization.  Depreciation and amortization expense in the first nine months of 2014 increased to $1.4 million compared to $1.2 million for the first nine months of 2013 primarily due to the addition of intangible assets related to the acquisitions of Advanced Mobile and AutoUSA offset by a portion of the intangible assets related to the Cyber acquisition being fully amortized in 2013.

Litigation settlements.  Payments primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for the first nine months of 2014 were $118,000.

Interest and other income (expense), net.  Interest and other expense was $0.5 million for the first nine months of 2014 compared to interest and other income of $0.3 million for the first nine months of 2013.  The first nine months of 2014 included interest expense of $0.5 million compared to $0.2 million in the first nine months of 2013.  The first nine months of 2013 also included receipt of $0.5 million related to early termination of a license agreement pursuant to which the Company, as licensor, had licensed certain rights in the Company’s proprietary software, business procedures, and brand.

Income taxes. Income tax expense was $1.4 million in the first nine months of 2014 compared to income tax expense of $0.3 million in the first nine months of 2013.  Income tax expense for the first nine months of 2014 differed from the federal statutory rate primarily due to state income taxes and permanent non-deductible tax items, while income tax for the first nine months of 2013 differed from the federal statutory rate primarily due to various state minimum taxes and the deferred tax liability related to tax deductible goodwill amortization.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$5,590	$2,719
Net cash used in investing activities	(10,969)	(5,014)
Net cash provided by financing activities	8,765	4,372

Our principal sources of liquidity are our cash and cash equivalents balances and positive operating cash flow.  Our cash and cash equivalents totaled $22.3 million as of September 30, 2014 compared to cash and cash equivalents of $18.9 million as of December 31, 2013.

On February 13, 2012, we announced that the Board of Directors had approved a stock repurchase program that authorized the repurchase of up to $1.5 million of Company common stock.  The Board of Directors authorized us to repurchase an additional $2.0 million of Company common stock on June 7, 2012.  The Board of Directors approved an additional $1.0 million stock repurchase program on September 16, 2014.  As of September 30, 2014, we are authorized to repurchase up to $3.0 million in Company common stock.  Under these repurchase programs, we may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require us to purchase a specific number of shares, and the Board of Directors may suspend, modify or terminate the programs at any time.  We would fund repurchases through the use of available cash. We began repurchasing Company common stock on March 7, 2012.  No shares have been repurchased since 2012.  The shares repurchased in 2012 were cancelled by the Company and returned to authorized and unissued shares.

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

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under the Term Loan or under the Revolving Loan bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50% (an increase under the existing Revolving Loan from 1.50%), at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears. Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. The Term Loan matures December 31, 2017, and the maturity date of the Revolving Loan is March 31, 2017. Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under the Term Loan was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balances of the Term Loan and Revolving Loan as of September 30, 2014 were $7.3 million and $5.25 million, respectively.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the nine months ended September 30, 2014 of $5.6 million resulted primarily from net income of $2.3 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $0.3 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2013 and paid in the first three months of 2014 and a $0.2 million increase in our accounts payable balance related to the timing of payments made.  This was offset by a $0.7 million increase in our accounts receivable balance related to the timing of payments received from our customers as well as a $0.8 million change in other assets.

Net cash provided by operating activities in the nine months ended September 30, 2013 of $2.7 million resulted primarily from net income of $2.0 million, as adjusted for non-cash charges to earnings.  In addition accounts payable increased $2.3 million offset by a $4.7 million increase in our accounts receivable balance related to the timing of payments received from our customers.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $11.0 million in the nine months ended September 30, 2014 primarily related to the acquisition of AutoUSA.

Net cash used in investing activities was $5.0 million in the nine months ended September 30, 2013 and was primarily related to $1.8 million in advances on the purchase of Advanced Mobile, a $2.5 million investment in AutoWeb and a $0.2 million investment in SaleMove in the form of a note receivable.  We also purchased $0.6 million of property and equipment and received $0.1 million related to a final escrow payment related to our investment in Driverside.

Net Cash Provided by Financing Activities.  Stock options for 118,996 shares of the Company’s common stock were exercised in the nine months ended September 30, 2014 resulting in $0.5 million cash inflow.  We also borrowed $9.0 million and $1.0 million against the Term Loan and Revolving Loan, respectively, to fund the purchase of AutoUSA in the nine months ended September 30, 2014.  Payments of $1.7 million were made against the Term Loan borrowings in the nine months ended September 30, 2014.

Stock options for 51,931 shares of stock were exercised in the nine months ended September 30, 2013, which resulted in $0.2 million cash inflow for the nine months ended September 30, 2013.  Net cash provided by financing activities in the nine months ended September 30, 2013 also included $4.25 million in borrowings under the credit facility and was offset by contingent payments of $83,000 related to the Cyber acquisition.  Our future cash flows from employee stock options, if any, will depend on the future timing, exercise price and amount of stock options exercised.

Off-Balance Sheet Arrangements

At September 30, 2014, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three months ended September 30, 2014 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2013 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2013 Form 10-K, may affect our future financial condition and results of operations.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2013 Form 10-K, as supplemented or superseded by the risk factors set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Security risks associated with online Leads collection and referral, advertising and e-commerce risks associated with other online fraud and scams.  A significant issue for online businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant barriers to growth in consumer use of the internet, online advertising, and e-commerce. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and the Company has experienced fraudulent use of our name and trademarks on websites in connection with the purported sale of vehicles offered on third party websites, with payments to be handled through an online escrow service purported to be owned and operated by the Company.  These fraudulent on-line transactions and scams, should they continue to increase in prevalence, could affect our reputation with consumers and give rise to claims by consumers for funds transferred to the fraudulent accounts, which could materially and adversely affect our business, operating results and financial condition.

We are insured for some, but not all, of the foregoing risks.  Even for those risks for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all costs, liabilities or losses we might incur or experience.

Item 5.  Other Information

On October 30, 2014, the Company’s Board of Directors approved the Company’s Fourth Amended and Restated Bylaws, effective immediately.

The Fourth Amended and Restated Bylaws add new Article X which provides that, unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for any stockholder (including any beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of Delaware or the Certificate of Incorporation or Bylaws (as either may be amended from time to time) or (iv) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. In addition, if any such action is filed in a court other than the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) (a “Foreign Action”) in the name of any stockholder (including any beneficial owner, within the meaning of Section 13(d) of the Exchange Act), such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the foregoing provisions of the bylaws and (ii) having service of process made upon such stockholder in any such action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder.  New Article X also adds a severability provision.

The foregoing summary is subject to, and qualified in its entirety by, the full text of the Fourth Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5.

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

3.2*	Fourth Amended and Restated Bylaws of Autobytel dated October 30, 2014

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

AUTOBYTEL INC.

Date: November 5, 2014	By:	/s/ Curtis E. DeWalt
Curtis E. DeWalt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 5, 2014	By:	/s/ Wesley Ozima
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

3.2*	Fourth Amended and Restated Bylaws of Autobytel dated October 30, 2014

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