Form 10-K
period 2014-12-31
AUTOBYTEL INC
filed 2015-02-26
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of $13.11 for our common stock on The Nasdaq Capital Market on June 30, 2014, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $117 million.

As of February 23, 2015, 8,880,377 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2015 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

-i-

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

-ii-

EXPLANATORY NOTE

Because the Company is not required to satisfy the larger reporting company disclosure requirements until its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, the Company has elected to comply with the smaller reporting company scaled disclosure requirements with respect to certain items in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,”  “estimates,” “expects,” “projects,” “intends,” pending,” “plans,” “believes,” “will” and words of similar substance, or the negative of those words, used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report on Form 10-K also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include but are not limited to, those discussed in “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

PART I

Item 1.	Business

Autobytel Inc. was incorporated in 1996 under the laws of the State of Delaware. Unless specified otherwise, as used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” or “Autobytel” refer to Autobytel Inc. and its subsidiaries.

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online lead referrals (“Leads”), Dealer marketing products and services, and online advertising programs and mobile products.  Our consumer-facing automotive websites (“Company Websites”), which include our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Vehicle Leads”).  For consumers who may not be able to secure loans through conventional lending sources, our Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing (“Finance Leads”).  The Company’s mission for consumers is to be “Your Lifetime Automotive Advisor®” by engaging consumers throughout the entire lifecycle of their automotive needs.

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

Significant Business Developments

AutoUSA Acquisition

On January 13, 2014, Autobytel, AutoNation, Inc., a Delaware corporation (“Seller Parent”), and AutoNationDirect.com, Inc., a Delaware corporation and subsidiary of Seller Parent (“Seller”), entered into and consummated a Membership Interest Purchase Agreement by which Autobytel acquired all of the issued and outstanding membership interests in AutoUSA, LLC, a Delaware limited liability company and a subsidiary of Seller (“AutoUSA”). AutoUSA was a competitor to the Company and at the time of the acquisition was  a (i) lead aggregator purchasing internet-generated automotive consumer leads from third parties and reselling those consumer leads to automotive Dealers; and (ii) reseller of third party products and services to automotive Dealers.  See Note 3 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Stock Repurchases

During November 2014, the Company purchased 164,028 shares of its common stock under its authorized $3.0 million stock repurchase program.  Autobytel paid an average $10.85 per share for a total of approximately $1.8 million.  The shares repurchased were retired and returned to the status of authorized and unissued shares.

Approximately $1.2 million remains available under the Company’s stock repurchase program for the repurchase of Company common stock. The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company's sole discretion. The repurchase authorization does not obligate the Company to repurchase any particular number of shares. The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.

A significant factor that impacts the Company’s decision to purchase or cease purchasing shares of its common stock is the impact of purchases on the Tax Benefit Preservation Plan, adopted in May 2010 and as amended April 14, 2014 (“Tax Benefit Preservation Plan”) and on the Company’s net operating loss carryovers and other tax attributes for United States federal and state income tax purposes that can generally be used to offset future taxable income, and therefore, reduce federal and state income tax obligations.  The Tax Benefit Preservation Plan was adopted to protect stockholder value by seeking to preserve the Company’s tax benefits that would be substantially limited if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code.

In general, an ownership change will occur if the Company’s “5-percent shareholders,” for purposes of Section 382, collectively increase their ownership in the Company by an aggregate of more than 50 percentage points over a rolling three-year period. The Tax Benefit Preservation Plan is designed to reduce the likelihood that the Company experiences such an ownership change by discouraging any person or group from becoming a new 5-percent shareholder under Section 382. The Tax Benefit Preservation Plan is triggered upon the acquisition of beneficial ownership of 4.9% or more of the Company’s outstanding common stock.

After giving effect to the Company’s recent stock repurchases, the number of outstanding shares of common stock of the Company was 8,880,377 shares as of February 23, 2015.  Persons or groups considering the acquisition of shares of beneficial ownership of the Company’s common stock should first evaluate their percentage ownership based on this revised outstanding share number to ensure that the acquisition of shares does not result in beneficial ownership of 4.9% or more of outstanding shares.

Industry Background

We believe that the internet has been adopted by consumers engaged in the vehicle purchasing process, primarily because the internet is one of the best methods to easily find the information necessary to make informed buying decisions. Additionally, the internet is a primary tool for consumers to begin communicating with local automotive Dealers regarding vehicle pricing, availability, options and financing. J.D. Power and Associates reported in 2014 that nearly 80% of all U.S. new light vehicle consumer buyers use third party websites for vehicle research. In addition, we believe that many Dealers and all major Manufacturers that market their vehicles in the U.S. use the internet as an efficient way to reach consumers through marketing programs.

According to a 2015 press release by J.D. Power and LMC Automotive, U.S. light vehicle sales were 16.5 million in 2014, a 6% increase over 15.6 million vehicles sold in 2013.  The U.S automotive market continues its recovery, with IHS, Inc. (“IHS”) and LMC Automotive forecasting 2015 U.S. light vehicle sales at 16.9 million and 17.0 million, respectively.  We believe this recovery should result in increased use of the internet for consumers engaged in the vehicle purchasing process and increased submission of Leads by consumers in 2015.

Products and Services

Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”). We sell Internally-Generated Leads and Non-Internally-Generated Leads directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Lead distribution industry.  In conjunction with our Lead programs, we also offer Dealers and Manufacturers other products and services, including our iControl by Autobytel®, WebLeads+, Email Marketing Manager, Payment Pro® and Lead Call products and services, to assist them in capturing online, in-market customers and selling more vehicles by improving conversion of Leads to sale transactions.

Vehicle Lead Programs

We provide Dealers and Manufacturers with opportunities to market their vehicles efficiently to potential vehicle buyers.  Dealers participate in our Vehicle Lead programs, and Manufacturers participate in our Vehicle Lead programs, our display advertising programs and our direct marketing programs, reaching consumers that are in the market to acquire a vehicle.  For consumers, we provide, at no cost to the consumer, an easy way to obtain valuable information to assist them in their vehicle shopping process. Leads may be submitted by consumers through our Company Websites or through Non-Company Websites. For consumers using our Company Websites, we provide research information, including vehicle specification data, safety data, pricing data, photos, videos, regional rebate and incentive data, and additional tools, such as the compare and configuration tools, to assist them in this process.  We also provide additional content on our Company Websites, including our database of articles, such as consumer and professional reviews, and other analyses.  Additional automotive information is also available on our Company Websites to assist consumers with specific vehicle research, such as the trade-in value of their current vehicle.

New Vehicle Lead Program. Our Vehicle Lead program for new vehicles allows consumers to submit requests for pricing and availability of specific makes and models.  A new Vehicle Lead provides information regarding the make and model of a vehicle, and may also include additional data regarding the consumer’s needs, including any vehicle trade-in, whether the consumer wishes to lease or buy, and other options that are important to the vehicle acquisition decision. A Lead will usually also include the consumer’s name, phone number and email address and may include a postal address.

Our Leads are subject to quality verification that is designed to maintain the high quality of our Leads and increase the Lead buy rates for our Lead customers. Quality verification includes the validation of name, phone number, email address and postal address. Our quality verification also involves proprietary systems as well as partnerships with vendors specializing in customer validation. After a Lead has been subjected to quality verification, if we have placement coverage for the Lead within our own Dealer network, we send the Lead to Dealers that sell the type of vehicle requested in the consumer’s geographic area. We also send an email message to the consumer with the Dealer’s name and phone number, and if the Dealer has a dedicated internet manager, the name of that manager. Dealers contact the consumer with a price quote and availability information for the requested vehicle. In addition to sales of Leads direct to Dealers in our network, we also sell Leads wholesale to Manufacturers for delivery to their Dealers and to third parties that have placement coverage for the Lead with their own customers.

Dealers participate in our retail new Vehicle Lead program by entering into contracts directly with us or through major Dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days’ notice and are non-exclusive. The majority of our retail new Vehicle Lead revenues consists of either a monthly subscription or a per Lead fee paid by Dealers in our network; however, under our Pay-per-Sale program, we offer a limited number of Dealers in states where we are permitted to charge on a per transaction basis the opportunity to pay a flat per transaction fee for a Lead that results in a vehicle sale. We reserve the right to adjust our fees to retail Dealers upon 30 days’ prior notice at any time during the term of the contract. Manufacturers (directly or through their marketing agencies) and other third parties participate in our wholesale new Vehicle Lead programs generally by entering into agreements where either party has the right to terminate upon prior notice, with the length of time for the notice varying by contract. Revenues from retail new Vehicle Leads accounted for 32% and 28% of total revenues in 2014 and 2013, respectively. Revenues from wholesale Leads accounted for 44% and 51% of total revenues in 2014 and 2013, respectively.

We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  In addition, in 2011 we began using R.L. Polk & Co., later acquired by IHS, to evaluate the performance quality of all Leads that we send to our customers.  Our Manufacturers, wholesale customers and IHS each match the Leads we deliver to our customers against vehicle sales or registration data to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to our customers. This information allows us to estimate the buy rates for the consumers who submitted our Internally-Generated Leads and our Non-Internally Generated Leads and based on these estimates, to estimate an industry average buy rate. Based on the most current IHS data, we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 18%, which is three times our internal estimate of the industry average buy rate.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

In addition, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize by acquiring Leads from us.  We can now optimize the mix of Leads we deliver to our Dealers based on multiple sources of quality measurements. Also, by reporting the buying behavior of potential customers, the findings also can help shape improvements to online Lead management, online advertising and dealership sales process training.  By providing actionable data, we are now placing useful information in the hands of our customers.

During 2014, we continued to focus our Dealer acquisition and retention strategies on dealerships to which we could deliver a higher percentage of our Internally-Generated Leads and that are more cost effective for us to support.  We believe this will result in increased vehicle sales for our Dealers and ultimately stronger relationships with us because, based on our evaluation of  the third party performance data discussed above, we believe our Internally-Generated Leads are of  high quality.  We believe that this strategy should allow us to have more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers.  Dealer count is the sum of the number of Dealer franchises subscribing to our new vehicle Leads programs and the number of Dealer franchises and independent Dealers subscribing to our used vehicle Leads program, with Dealers participating in more than one of these programs counted by the number of programs in which they participate.  For 2014, we increased the number of our Dealers and ended the year with 15% more Dealers compared to the number of Dealers at year-end 2013. The increase in Dealers was primarily attributable to the acquisition of AutoUSA.

  Used Vehicle Lead Program. Our used Vehicle Lead program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price and, if available, digital images of vehicles that satisfy the consumer’s search parameters.  The consumer can then submit a Lead for additional information regarding a specific vehicle that we then deliver to the Dealer offering the vehicle. In addition to sending Leads directly to Dealers through our Lead delivery system, consumers may choose to contact the Dealer using a toll free number posted next to the vehicle search results. We charge each Dealer that participates in the used Vehicle Lead program a monthly subscription or per Lead fee.  Revenues from used Vehicle Leads accounted for 12% and 8% of total revenues in 2014 and 2013, respectively.

Finance Lead Program

Our Finance Lead program is designed to provide consumers who may not be able to secure loans through conventional lending sources the opportunity to obtain vehicle financing and other services from Dealers or financial institutions offering vehicle financing to these consumers. Consumers can submit a request for vehicle financing or submit a credit questionnaire for a credit report or other credit services that are provided by third party providers.  Finance Leads are forwarded to the nearest participating Dealer that offers financing or, if a Dealer is not available, to an institutional automotive finance lender. We charge each Dealer and institutional finance lender that participates in the Finance Lead program a monthly subscription or per Lead fee. Revenues from Finance Leads accounted for 7% and 8% of total revenues in 2014 and 2013, respectively.  We have a call center program that consists of telephone surveys of Finance Lead consumers.  The purpose of this program is to evaluate consumer experience with our Dealers and other financing customers and our Finance Lead program and to determine whether or not the consumer purchased a vehicle.  In addition, we inquire about the consumer’s interest in obtaining information or quotes for relevant products and services, including credit report repair and vehicle loan refinancing, offered by third parties.  If the consumer expresses an interest, we refer the consumer to the third party and obtain a referral fee.

Other Dealer Products and Services

In conjunction with our automotive Vehicle Lead programs, we also offer products and services that assist Dealers in connecting with in-market consumers and closing vehicle sales.

iControl by Autobytel®  iControl by Autobytel® is our proprietary technology that allows Dealers many options to filter and control their Vehicle Leads. iControl by Autobytel® can be controlled at the dealership or at the Dealer group level from a web-based, easy-to-use console that makes it quick and simple for dealerships to change their Lead acquisition strategy to adjust for inventory conditions at their stores and broader industry patterns (such as changes in gas prices or changes in consumer demand). From the console, dealerships can easily contract or expand territories and increase, restrict or block specific models and Lead web sources, making it much easier to target inventory challenges and focus marketing resources more efficiently.

We currently have approximately one-half of our new vehicle Dealers participating in our iControl by Autobytel® product.

WebLeads+. Designed to work in connection with a Dealer’s participation in our traditional Lead programs, WebLeads+ offers a Dealer multiple coupon options that display relevant marketing messages to consumers visiting the Dealer’s website.  When a Dealer uses WebLeads+, consumers visiting the Dealer’s website are encouraged to take action in two ways.  First, while interacting with the Dealer website, a consumer is presented with a customized special offer formatted for easy Lead submission. If a vehicle quote is requested, the Lead goes directly into the dealership management tool so a salesperson can promptly address the customer’s questions.  Second, if the consumer leaves the Dealer’s website but remains online, Autobytel’s WebLeads+ product keeps the coupon active under the consumer’s browser windows, providing the Dealer a repeat branding opportunity and giving the consumer an easy way to re-engage with the Dealer’s website through submission of a Lead.  The additional Leads generated by the coupons are seamlessly integrated into our Extranet tool.

Email Manager and Lead Call. Email Manager provides, on behalf of the Dealers, timely and relevant follow up emails to consumers who have submitted Leads on scheduled intervals following a consumer’s Lead submission.  After submission of a Lead, Lead Call provides a live phone call to the Dealer to ensure that the Dealer contacts the consumer in a timely manner.

Payment Pro®.  Payment Pro® is a Dealer website conversion tool that offers consumers real-time online monthly payment information based on an instant qualification process.  The payments are based on the consumer’s credit, the actual vehicle being researched and the Dealer finance rates without requiring the consumer to provide personal information, such as date of birth or social security number.

Mobile Products and Services. With the acquisition of Advanced Mobile, we can now provide Dealers and Manufacturers with a full suite of mobile technologies.  These technologies facilitate communication between Dealers and car buyers on smart phones and tablets at the time, place and in a manner preferred by consumers.  At the center of this platform is Autobytel’s unique TextShield® product that offers Dealers the ability to connect with consumers using text communication via a secure platform that protects the consumer’s privacy.  In addition, we offer Dealers mobile websites designed to drive consumer engagement with Dealers as well as mobile apps, text message marketing and the ability for consumers to send information to their mobile devices using our “send to phone” product.

SaleMove Products and Services.   Our exclusive arrangement with SaleMove, Inc. (“SaleMove”) allows Autobytel to provide the automotive industry with innovative technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real time using the method most comfortable to them including live video, audio and text based chat or by phone helping Dealers improve the online car shopping experience for their customers.  Autobytel is providing the tools necessary to capture the opportunities being created as online shopping becomes increasingly popular with in-market car buyers.

Advertising Programs

Our Company Websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Company Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our comprehensive automotive segments such as mini-vans or SUVs and offer Manufacturers sponsorship opportunities to assist in their efforts both in terms of customer retention and conquest strategies. Our Company Websites also offer Manufacturers the opportunity to feature their makes and models within highly contextual content. Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information. We believe this transfer of consumers from our Company Websites to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value for the Manufacturer’s marketing programs. In September 2013, we entered into an agreement with Jumpstart Automotive Group (“Jumpstart”) whereby Jumpstart sells our fixed placement advertising across our Company Websites to automotive advertisers. Jumpstart currently reaches 18.0 million unique visitors per month and works with every major automotive Manufacturer across its portfolio of digital publishers. Over 99% of revenues realized from Jumpstart is contributed to net income.  We also offer a direct marketing platform that enables Manufacturers to selectively target in-market consumers during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during their purchase cycle. Advertising revenues, including direct marketing, accounted for 4% of total revenues in both 2014 and 2013.

Data Licensing

We have developed, internally or in conjunction with others, data and market analytics products utilizing information from users of our Company Websites.  These products provide marketing insights to advertisers and agencies demanding better performance from their advertising dollars across online and offline sources. We license the use of our aggregated Lead data to third parties for the purposes of advertising targeting and optimization. We also license our audience (i.e., website cookie) data to various advertising targeters to add to their existing cookie pools that they offer to advertisers. We sell our data directly to advertisers and other users of our data without the use of third party advertising targeters.

Strategy

Our goal is to garner a larger share of the billions of dollars spent annually by Dealers and Manufacturers on automotive marketing services.  We plan to achieve this objective through the following principal strategies:

Further Increasing Traffic on our Company Websites.  Traffic to our Company Websites is obtained through a variety of sources and methods, including direct navigation to our Company Websites, natural search (search engine optimization or “SEO”, which is the practice of optimizing keywords in website content to drive traffic to a website), paid search (search engine marketing, or “SEM,” which is the practice of bidding on keywords on search engines to drive traffic to a website), direct marketing and partnering with other website publishers that provide links to our websites.  Traffic to our Company Websites is monetized primarily though the creation of Vehicle Leads that are delivered to our Dealer and Manufacturer customers to help them market and sell new and used vehicles, and through the sale of advertising space on our Company Websites.  We plan to increase revenues from our Company Websites by:

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

•
Further increasing the conversion rate of visitors to Leads on our Company Websites.  Through increased SEO and SEM activities and significant content, tools and user interface enhancements to our websites, we believe we will be able to increase the number of website visits and improve website “engagement,” and thereby increase the conversion of page views into Leads.  We believe that an increased conversion rate of page views into Leads could result in higher revenue per visitor.

Further Increasing Lead Sales to Our Dealer Customers. Sales of Vehicle Leads to our Dealer network constitute a significant source of our revenues.  Our goal is to continue to increase the number of Vehicle Leads sold to our retail Dealer customers by:

•	increasing the quality of the Vehicle Leads sold to our Dealers,
•	increasing the number of Vehicle Leads sold to each of our Dealers,
•	increasing the number of Dealers in our Dealer network,
•	reducing Dealer churn in our Dealer network,
•	providing customizable Lead programs to meet our Dealers’ unique marketing requirements,
•	providing additional value added marketing services that help Dealers more effectively utilize the internet to market and sell new and used vehicles,
•	increasing overall Dealer satisfaction by improving all aspects of our services,
•	increasing the size of our retail Dealer footprint,
•	focusing on higher revenue Dealers that are more cost-effective to support; and
•	enhancing our internal lead generation activities by leveraging our expanded retail lead coverage.

Further Increasing Vehicle Lead Sales to New and Existing Manufacturer Customers.  We currently have relationships with 31 Manufacturers, including all mainstream Manufacturers with the exception of one luxury brand that has yet to launch a Lead program.  Demonstrating how important third-party leads are to Manufacturers, over the past three years several major Manufacturers, including two major Japanese manufacturers, launched corporate Lead programs for the first time.  Others have completely re-launched their programs and six have changed business rules, pricing or coverage in order to be able to purchase more of Autobytel’s high quality, organic Leads.

Increasing Advertising Revenues.  As traffic to and time spent on our Company Websites by consumers increases, we will seek to increase our advertising revenues.  We have entered into an agreement with Jumpstart in order to leverage Jumpstart's relationships with every major automotive Manufacturer and/or their advertising agencies to increase revenue for our traditional display advertising.  It is our belief that if the volume of our traffic continues to increase, advertisers will recognize this increased value by agreeing to purchase additional advertising space available on our Company Websites.  Additionally, we anticipate that our arrangement with AutoWeb will increase Autobytel advertising revenue through additional monetization opportunities for our existing and growing traffic.

Continuing to Expand our Products and Services. We gather significant amounts of data on consumer intent as it relates to purchasing vehicles.  We intend to use these data to create products and services, including direct business database offerings, which we believe will ultimately help Manufacturers and Dealers market and sell more new and used vehicles.  Our objective is to generate revenues from this asset in the most effective and efficient ways possible.  We also intend to further enhance our mobile product offerings by incorporating the latest technologies and optimizing user touchpoints across our entire suite of products.  In addition, mobile capabilities have been added to the SaleMove product, and we will continue to leverage integration points between SaleMove and our other product suites.

Focusing on Mobile Products.  The Company’s Autobytel Mobile group provides the automotive industry with a full range of advanced mobile technologies.  These technologies facilitate communication between Dealers and car buyers on smart phones and tablets at the time, place and in a manner preferred by consumers.   This advanced platform is the core of a wide array of mobile services Autobytel offers to its Dealer and Manufacturer customers and also makes it available to consumers through Company Websites.  At the center of this platform is Autobytel’s unique TextShield® product that offers Dealers the ability to connect with consumers using text communication via a secure platform that protects the consumer’s privacy.  In addition, we offer Dealers mobile websites designed to drive consumer engagement with Dealers as well as mobile apps, text message marketing and the ability for a consumer to send information to their mobile devices using our “send to phone” product.

Leveraging the SaleMove Enhanced Online Shopping Experience. In October 2013, the Company entered into an agreement with SaleMove to become the exclusive provider to the automotive industry of SaleMove’s innovative technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone.  Utilizing SalesMove’s “guided tour” capabilities, Dealers can take advantage of a new line of high touch communication with consumers by browsing the Dealer’s website with consumers, creating a virtual extension of the Dealer’s physical showroom.  Additionally, SaleMove’s technology helps Dealers and Manufacturers improve the online consumer experience and identify potential buyers by better understanding visitor preferences gathered through real-time viewing of how consumers are interacting with a website.  Using this technology, our customers will be able to interact directly with consumers on a deeper and more personal level, providing a highly customized experience for car buyers.  In addition to the foregoing reseller arrangement with SaleMove, the Company holds a convertible promissory note investment in SaleMove. See Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding our investment in SaleMove.

Work with AutoWeb to create a targeted pay-per-click (“PPC”) marketplace for online automotive advertisers.  Our investment in AutoWeb has allowed us to become the first automotive publisher to benefit from AutoWeb’s PPC platform which uses proprietary technology and a unique PPC business model to analyze web traffic and adjust advertiser costs accordingly based on traffic quality.  This traffic network is targeted to attract high intent, high volume publishers and will allow them to monetize traffic that has previously been under-monetized.  In-market car shoppers are presented with highly relevant display advertisements and benefit from an online experience that delivers the information that consumers need.  Manufacturers benefit from this high quality traffic from serious in-market car buyers.  AutoWeb’s platform enables Manufacturers to optimize their advertising campaigns and generate revenue for every click on the ads it delivers and shares a portion of that revenue with its publisher partners. See Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding our investment in AutoWeb.

Strategic Acquisitions, Investments and Alliances. Our goal is to grow and advance our business and we may do so, in part, through strategic acquisitions, investments and alliances. We continue to review strategic opportunities that may provide opportunities for growth. We believe that strategic acquisitions, investments and alliances may allow us to increase market share, benefit from advancements in technology and strengthen our business operations by enhancing our product and service offerings.

Our ability to implement the foregoing strategies and plans is subject to risks and uncertainties, many of which are beyond our control.  Accordingly, there is no assurance that we will successfully implement our strategies and plans.  See “Item 1A. Risk Factors.”

Seasonality

Our quarterly revenues and operating results have fluctuated in the past and may fluctuate in the future due to consumer buying trends, changing economic conditions, vehicle Manufacturer incentive programs and actual or threatened severe weather events.  Historically, volume has been highest in the spring (second quarter) and summer (third quarter) months, with lower volume in the fall (fourth quarter) and winter (first quarter) months. However, in recent years volume is now highest in summer (third quarter) and winter (first quarter) months, followed by spring (second quarter) and fall (fourth quarter) months.

Intellectual Property

Our intellectual property includes patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.  We have registered service marks with the United States Patent and Trademark Office, including Autobytel, Autobytel.com, MyGarage, Your Lifetime Automotive Advisor, iControl by Autobytel, TextShield, Payment Pro and the global highway logo. We have also been issued patents related to methods and systems for managing a Lead in data center systems; and a method and system for managing Leads and routing them to one or more destinations. We cannot assure that any of our patents will be enforceable by us in litigation. We have applied for additional patents, including a patent on our proprietary Lead distribution engine and a patent for a system and method for message tethering and tagging related to mobile device texting. We cannot assure that any additional patents will be issued, or if issued, that they will be enforceable by us in litigation.

Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Competition

In the automotive-related Lead marketing services and advertising marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Lead referral programs continued to be impacted by changing industry conditions in 2014. We continue to compete with several companies that maintain business models similar to ours, some with greater resources, and competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Lead generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Leads for delivery direct to the Manufacturers’ Dealers.

We believe that third party leads have been the standard in our industry for many years.  However, we continue to observe new and emerging business models, including pay per sale and consumer pay models, relating to the generation and delivery of Leads.  From time to time, new products and services are introduced that take the focus away from third party lead generation, which we believe is a profitable way to sell vehicles to in-market buyers.  Dealers and manufacturers may decide to pull back on their third party Lead programs to test these new approaches.

In the advertising marketplace, we compete with major internet portals, transaction based websites, automotive related companies and numerous lifestyle websites. We also compete with traditional marketing channels such as print, radio and television.

Customers

We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Jumpstart. During 2014, approximately 27% of our total revenues were derived from these three customers, and approximately 41% or $7.8 million of gross accounts receivable related to these three customers at December 31, 2014.  In 2014, Urban Science Applications accounted for 19% of total revenues and 23% of the total accounts receivable as of December 31, 2014.

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

Employees

As of February 23, 2015 we had 148 employees.  None of our employees are represented by labor unions.

Item 1A.     Risk Factors

The risks described below are not the only risks facing us. The following risks as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock, individually and collectively referred to in these Risk Factors as our “financial performance”.   See also the discussion of “Forward-Looking Statements” immediately preceding Part I of this Annual Report on Form 10-K.

We may be unable to increase Vehicle Lead revenues and could suffer a decline in revenues due to dealer attrition.

We derive more than 90% of our revenues from Vehicle Lead fees paid by Dealers and Manufacturers participating in our Lead programs. Our ability to increase revenues from sales of Vehicle Leads is dependent on a mix of interrelated factors that include increasing Vehicle Lead revenues by attracting and retaining Dealers and Manufacturers, increasing the number of high quality Vehicle Leads we sell to individual Dealers and Manufacturers, and improving margins by increasing the number of Internally-Generated Leads that we sell to our customers. We are also focused on higher revenue Dealers that are more cost-effective to support. Our sales strategy is intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. Dealer churn impacts our revenues, and if our sales strategy does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues would decrease. We cannot provide any assurances that we will be able to prevent Dealer attrition or to offset the revenues lost due to Dealer attrition by other means, and our failure to do so could materially and adversely affect our financial performance.

We may lose customers or quality Lead supplies to our competitors.

Our ability to provide increased numbers of high quality Leads to our customers is dependent on increasing the number of Internally- Generated Leads and acquiring high quality Leads from third parties. Originating Internally-Generated Leads is dependent on our ability to increase consumer traffic to our Company Websites by providing secure and easy to use websites with relevant and quality content for consumers and increasing visibility of our brands to consumers and by our SEM activities. We compete for Dealer and Manufacturer customers and for acquisition of Non-Internally- Generated Leads with companies that maintain automotive Lead referral businesses that are very similar to ours. Several of these competitors are larger than us and may have greater financial resources than we have. If we lose customers or quality Lead supply volume to our competitors, or if our pricing or cost to acquire Leads is impacted, our financial performance will be materially and adversely impacted.

We are affected by general economic and market conditions, and, in particular, conditions in the automotive industry.

Our financial performance is affected by general economic and market factors, conditions in the automotive industry, and the market for automotive marketing services, including, but not limited to, the following:

•	The effect of unemployment on the number of vehicle purchasers;

•	Pricing and purchase incentives for vehicles;

•	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;

•	The impact of gasoline prices on demand for the number and types of vehicles;

•	The impact of interest rates and regulatory initiatives on vehicle financing;

•	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;

•	Volatility in spending by Manufacturers and others in their marketing budgets and allocations;

•	The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and margins; and

•	The competitive impact of consolidation in the online automotive referral industry.

We may acquire other companies, and there are many risks associated with acquisitions.

As part of our business strategy we evaluate potential acquisitions that we believe will complement or enhance our existing business. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future.  Acquisitions involve numerous risks that include the following, any of which could materially and adversely affect our financial performance:

•
We may not fully realize all of the anticipated benefits of an acquisition or may not realize them in the timeframe expected, including due to acquisitions where we expand into product and service offerings or enter or expand into markets in which we are not experienced.

•
In order to complete acquisitions, we may issue common stock or securities convertible into or exercisable for common stock, potentially creating dilution for existing stockholders. Issuance of equity securities may also restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code.

•
We may borrow to finance acquisitions, and the amount and terms of any potential future acquisition-related or other borrowings may not be favorable to the Company and could affect our liquidity and financial condition.

•
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

•
Our due diligence process may fail to identify significant issues with an acquired company that may result in unexpected or increased costs, expenses or liabilities that could make an acquisition less profitable or unprofitable.

•	The failure to further our strategic objectives that may require us to expend additional resources to develop products, services and technology internally.
•	An announced business combination and investment transaction may not close timely or at all, which may cause our financial results to differ from expectations in a given quarter.
•	Business combination and investment transactions may lead to litigation that can be costly to defend or settle, even if no actual liability exists.

Integration of acquisitions are often complex, time-consuming and expensive and if not successfully integrated could materially and adversely affect our financial performance. The challenges involved with integration of acquisitions include:

•	Diversion of management attention to assimilating the acquired business from other business operations and concerns.
•	Integration of management information and accounting systems of the acquired business into our systems, and the failure to fully realize all of the anticipated benefits of an acquisition.
•	Difficulties in assimilating the operations and personnel of an acquired business into our own business.
•	Difficulties in integrating management information and accounting systems of an acquired business into our current systems.
•
Convincing our customers and suppliers and the customers and suppliers of the acquired business that the transaction will not diminish client service standards or business focus and that they should not defer purchasing decisions or switch to other suppliers.

•	Consolidating and rationalizing corporate IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code and business processes.
•	Persuading employees that business cultures are compatible, maintaining employee morale, retaining key employees and integrating employees into the Company.

•
Coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures.

•	Managing integration issues shortly after or pending the completion of other independent transactions.

Concentration of credit risk and risks due to significant customers could materially and adversely affect our financial performance.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Jumpstart. During 2014 approximately 27% of the Company’s total revenues were derived from these customers, and approximately 41% or $7.8 million of gross accounts receivable are receivable from them at December 31, 2014. In 2014, Urban Science Applications accounted for 19% of total revenues and 23% of the total accounts receivable as of December 31, 2014.  No collateral is required to support our accounts receivables, and we maintain an allowance for bad debts for potential credit losses.  If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required, and the adverse impact on our financial performance could be material.

We depend on Manufacturers for substantially all of our advertising revenues, and we may not be able to maintain or grow these relationships.

We depend on Manufacturers and our relationship with Jumpstart for substantially all of our advertising revenues. The termination of the Jumpstart agreement, a decline in the level of advertising on our websites, reductions in advertising rates or any significant failure to develop additional sources of advertising would cause our advertising revenues to decline, which could have a material adverse effect on our financial performance. We periodically negotiate revisions to existing agreements and these revisions could decrease our advertising revenues in future periods and a number of our advertising agreements with Manufacturers may be terminated at any time without cause. We may not be able to maintain our relationship with Manufacturers on favorable terms or find alternative comparable relationships capable of replacing advertising revenues on terms satisfactory to us. If we cannot do so, our advertising revenues would decline, which could have a material adverse effect on our financial performance.

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

Uncertainty exists in the application of various laws and regulations to our business. New laws or regulations applicable to our business, or expansion or interpretation of existing laws and regulations to apply to our business, could subject us to licensing, claims, judgments and remedies, including monetary liabilities and limitations on our business practices, and could increase administrative costs or materially and adversely affect our financial performance.

We operate in a regulatory climate in which there is uncertainty as to the application of various laws and regulations to our business.  Our business could be significantly affected by different interpretations or applications of existing laws or regulations, future laws or regulations, or actions or rulings by judicial or regulatory authorities.  Our operations may be subjected to adoption, expansion or interpretation of various laws and regulations, and compliance with these laws and regulations may require us to obtain licenses at an undeterminable and possibly significant initial and annual expense. These additional expenditures may increase future overhead, thereby potentially reducing our future results of operations. There can be no assurances that future laws or regulations or interpretations or expansions of existing laws or regulations will not impose requirements on internet commerce that could substantially impair the growth of e-commerce and adversely affect our financial performance. The adoption of additional laws or regulations may decrease the popularity or impede the expansion of e-commerce and internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability.

We may be considered to “operate” or “do business” in states where our customers conduct their business, resulting in regulatory action. In the event any state’s regulatory requirements impose state specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that may undermine the program’s attractiveness to consumers or Dealers. In the alternative, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in that state. In each case, our financial performance could be materially and adversely affected.  We have identified below areas of government regulation, which if changed or interpreted to apply to our business, we believe could be costly for us.

Automotive Dealer/ Broker and Vehicle Advertising Laws. All states comprehensively regulate vehicle sales and lease transactions, including strict licensure requirements for Dealers (and, in some states, brokers) and vehicle advertising. Most of these laws and regulations, we believe, specifically address only traditional vehicle purchase and lease transactions, not internet-based Lead referral programs such as our programs. If we determine that the licensing or other regulatory requirements in a given state are applicable to us or to a particular marketing services program, we may elect to obtain required licenses and comply with applicable regulatory requirements.  However, if licensing or other regulatory requirements are overly burdensome, we may elect to terminate operations or particular marketing services programs in that state or elect to not operate or introduce particular marketing services programs in that state. In some states we have modified our marketing programs or pricing models to reduce uncertainty regarding our compliance with local laws. As we introduce new services, we may need to incur additional costs associated with additional licensing regulations and regulatory requirements.  If any state licensing or other regulatory requirements relating to motor vehicle Dealers or brokers are deemed applicable to us or to any particular marketing services program and we do not comply with those regulatory requirements, we may become subject to fines, penalties or other requirements and may be required to modify our marketing programs or pricing models in those states in a manner that undermines the attractiveness of the program to consumers or Dealers.

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

Insurance Broker Laws. We provide links on our websites and referrals from call centers enabling consumers to be referred to third parties to receive quotes for insurance and extended warranty coverage from such third parties. All online applications for quotes are completed on the respective insurance carriers’ or other third party websites, and all applications for quotes obtained through call center referrals are conducted by the insurance carrier or other third party. We receive marketing fees from participants in connection with this marketing activity. We do not receive any premiums from consumers nor do we charge consumers fees for our services. If any state insurance licensing laws were determined to be applicable to us, and if we are required to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states.

Changes in the taxation of internet commerce may result in increased costs.

Because our business is dependent on the internet, the adoption of new local, state or federal tax laws or regulations or new interpretations of existing laws or regulations by governmental authorities may subject us to additional local, state or federal sales, use or income taxes and could decrease the growth of internet usage or marketing or the acceptance of internet commerce which could, in turn, decrease the demand for our services and increase our costs.  As a result, our financial performance could be materially and adversely affected. Tax authorities in a number of states are currently reviewing and re-evaluating the tax treatment of companies engaged in internet commerce, including the application of sales taxes to internet marketing businesses similar to ours. We accrue for tax contingencies based upon our estimate of the taxes ultimately expected to be paid, which we update over time as more information becomes available, new legislation or rules are adopted or taxing authorities interpret their existing statutes and rules to apply to internet commerce, including internet marketing businesses similar to ours.  The amounts ultimately paid in resolution of reviews or audits by taxing authorities could be materially different from the amounts we have accrued and result in additional tax expense, and our financial performance could be materially and adversely affected.

Data Security and Privacy Risks

Our business is subject to various laws, rules and regulations relating to data security and privacy. New data security and privacy laws, rules and regulations may be adopted regarding the internet or other online services that could limit our business flexibility or cause us to incur higher compliance costs.  In each case, our financial performance could be materially and adversely affected.  We have identified below some of these risks that we believe could be costly for us.

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

Data privacy laws, rules and regulations. Various laws, rules and regulations govern the collection, use, retention, sharing and security of data that we receive from our users, advertisers and affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others. Further, failure or perceived failure by us to comply with our policies, applicable requirements or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertisers or Lead referral and advertising affiliates. We cannot predict whether new legislation or regulations concerning data privacy and retention issues related to our business will be adopted, or if adopted, whether they could impose requirements that may result in a decrease in our user registrations and materially and adversely affect our financial performance.  Proposals that have or that are currently being considered include restrictions relating to the collection and use of data and information obtained through the tracking of internet use, including the possible implementation of a “Do Not Track” list, that would allow internet users to opt-out of such tracking.

Security risks associated with online Leads collection and referral, advertising and e-commerce risks associated with other online fraud and scams.  A significant issue for online businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant barriers to growth in consumer use of the internet, online advertising and e-commerce. Despite our implementation of security measures, our computer systems or those of our vendors may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and the Company has experienced fraudulent use of our name and trademarks on websites in connection with the purported sale of vehicles offered on third party websites, with payments to be handled through an online escrow service purported to be owned and operated by the Company.  These fraudulent online transactions and scams, should they continue to increase in prevalence, could affect our reputation with consumers and give rise to claims by consumers for funds transferred to the fraudulent accounts, which could materially and adversely affect our financial performance.

We are insured for some, but not all, of the foregoing risks.  Even for those risks for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all costs, liabilities or losses we might incur or experience.

Telemarketing Risks.   We are subject to various federal and state laws, rules, regulations and orders regarding telemarketing and privacy, including restrictions on the use of unsolicited emails and restrictions on marketing activities conducted through the use of telephonic communications (including text messaging to mobile telephones). Our financial performance could be adversely affected by newly-adopted or amended laws, rules, regulations and orders relating to telemarketing and increased enforcement of such laws, rules, regulations or orders by governmental agencies or by private litigants. One example of recent regulatory changes that may affect our business, operating results and financial condition are the regulations under the Telephone Consumer Protection Act (“TCPA”). Regulations adopted by the Federal Communications Commission under the TCPA that became effective October 16, 2013 require the prior express written consent of the called party before a caller can initiate telemarketing calls (i) to wireless numbers (including text messaging) using an automatic telephone dialing system or an artificial or prerecorded voice; or (ii) to residential lines using an artificial or prerecorded voice. Failure to comply with the TCPA can result in significant penalties, including statutory damages.  Our efforts to comply with these regulations may negatively affect conversion rates of leads, and thus, our revenue or profitability.

Technology Risks

    Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. If we are required to invest substantial amounts in technology, our results of operations will be adversely impacted.  The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, including mobile internet applications, and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new internet products and services in the near future. If we are unable to adapt to changing technologies, our financial performance could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites, mobile applications and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our financial performance could suffer.

 Interruptions or failures in our information technology platforms, communication systems or security systems could materially and adversely affect our financial performance.  Our information technology and communications systems are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyber attacks, terrorist attacks, failure of redundant systems and disaster recovery plans and similar events. Such outages and interruptions could damage our reputation and harm our operating results.  Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning and services are not adequate to meet our continued technology platform, communication or security systems’ needs.  We rely on third party providers for our primary and secondary internet connections. Our co-location service which provides environmental and power support for our technology platforms, communication systems and security systems is received from a third party provider. We have little or no control over these third party providers. Any disruption of the services they provide us or any failure of these third party providers to effectively plan for increases in capacity could, in turn, cause delays or disruptions in our services. We are insured for some, but not all, of these events.  Even for those events for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all losses we might incur or experience.

We are exposed to risks associated with outsourcing of software development overseas.  We currently outsource software development and maintenance for some of our systems to contractors located outside the United States.  This outsourcing is subject to many inherent risks, including but not limited to:

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

Securities Market Risks

The public market for our common stock may be volatile, especially since market prices for internet-related and technology stocks have often been unrelated to operating performance; our common stock could be delisted from The Nasdaq Capital Market if we are not able to satisfy continued listing requirements, in which case the price of our common stock  and our ability to raise additional capital and issue equity-based compensation may be adversely affected, and the ability to buy and sell our stock may be less orderly and efficient.  Our common stock is currently listed on The Nasdaq Capital Market under the symbol “ABTL,” but we cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. The stock market in general periodically experiences significant price fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as:

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

Further, the stock markets, and in particular The Nasdaq Capital Market, have experienced price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of those companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates, energy prices, international currency fluctuations, terrorist acts, political revolutions, military actions or wars, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities. This litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our financial performance.

For our common stock to continue to be listed on The Nasdaq Capital Market, the Company must satisfy various continued listing requirements established by The Nasdaq Stock Market LLC (“Nasdaq”). In the event the Company were not able to satisfy these continued listing requirements, we expect that our common stock would be quoted on an over-the-counter market.  These markets are generally considered to be less efficient and less broad than The Nasdaq Capital Market. Investors may be reluctant to invest in the common stock if it is not listed on The Nasdaq Capital Market or another stock exchange. Delisting of our common stock could have a material adverse effect on the price of our common stock and would also eliminate our ability to rely on the preemption of state securities registration and qualification requirements afforded by Section 18 of the Securities Act of 1933 for “covered securities.” The loss of this preemption could result in higher costs for capital raising, could limit resale of our stock in some states, and could adversely impact our ability to issue equity-based compensation to Company employees.

No assurances can be given that the Company will continue to be able to meet the continued listing requirements for listing of our common stock on The Nasdaq Capital Market.

Risks Associated with Litigation

Misappropriation or infringement of our intellectual property and proprietary rights, enforcement actions to protect our intellectual property and claims from third parties relating to intellectual property could materially and adversely affect our financial performance. Litigation regarding intellectual property rights is common in the internet and technology industries. We expect that internet technologies and software products and services may be increasingly subject to third party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps.  Our ability to compete depends upon our proprietary systems and technology.  While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable website maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult and may be expensive. We have no assurance that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available when our products and services are made available online. In addition, if litigation becomes necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity, this litigation, even if successful, could result in substantial costs and diversion of resources and management attention.  We also have no assurances that our products and services do not infringe on the intellectual property rights of third parties. Claims of infringement, even if unsuccessful, could result in substantial costs and diversion of resources and management attention. If we are not successful, we may be subject to preliminary and permanent injunctive relief and monetary damages which may be trebled in the case willful infringements.

We could be adversely affected by actions of third parties that could subject us to litigation that could significantly and adversely affect our financial performance.   We could face liability for information retrieved or obtained from or transmitted over the internet by third parties and liability for products sold over the internet by third parties. We could be exposed to liability with respect to third party information that may be accessible through our websites, links or vehicle review services. These claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. These claims might assert, among other things that, by directly or indirectly providing links to websites operated by third parties we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through those websites. It is also possible that, if any third party content provided on our websites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

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

We could be materially and adversely affected by other litigation.  From time to time, we are involved in litigation or legal matters not related to intellectual property rights and arising from the normal course of our business activities. The actions filed against us and other litigation or legal matters, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially and adversely affect our financial performance. Our liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on our financial performance.

Our certificate of incorporation and bylaws, tax benefit preservation plan and Delaware law contain provisions that could discourage a third party from acquiring us or limit the price third parties are willing to pay for our stock.

Provisions of our amended and restated certificate of incorporation and bylaws relating to our corporate governance and provisions in our Tax Benefit Preservation Plan could make it difficult for a third party to acquire us, and could discourage a third party from attempting to acquire control of us. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

Our amended and restated certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. Our amended and restated certificate of incorporation also provides that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the board of directors are up for election at each annual meeting. In addition, provisions in our amended and restated certificate of incorporation and bylaws:

•	require that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, a committee of the board of directors, the Chairman of our board of directors or our President;
•	establish advance notice procedures for stockholders to submit nominations of candidates for election to our board of directors and other proposals to be brought before a stockholders meeting;
•	provide that our bylaws may be amended by our board of directors without stockholder approval;
•	allow our board of directors to establish the size of our board of directors;
•
provide that vacancies on our board of directors or newly created directorships resulting from an increase in the number of our directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•	do not give the holders of our common stock cumulative voting rights with respect to the election of directors.

    These provisions could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change of control of us.

Under our Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of five Rights for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $75.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.90% or more of the Company’s outstanding common stock or future acquisitions by any existing holders of 4.90% or more of the Company’s outstanding common stock. If a person or group acquires 4.90% or more of our common stock, all Rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a Right that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the Right.  The Tax Benefit Preservation Plan authorizes our board of directors to exercise discretionary authority to deem a person acquiring common stock in excess of 4.90% not to be an “Acquiring Person” under the Tax Benefit Preservation Plan, and thereby not trigger the Rights, if the Board finds that the beneficial ownership of the shares by the person acquiring the shares will not be likely to directly or indirectly limit the availability to the Company of the net operating loss carryovers and other tax attributes that the plan is intended to preserve or  is otherwise in the best interests of the Company.

We are also subject to Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, together with affiliates and associates, owns or did own 15% or more of the corporation’s voting stock. Section 203 could discourage a third party from attempting to acquire control of us.

If our internal controls and procedures fail, our financial condition, results of operations and cash flow could be materially and adversely affected.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had no material weaknesses in our internal control over financial reporting as of December 31, 2014. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have one or more material weaknesses in the future resulting from failure of our internal controls and procedures.

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

From time to time, we may be involved in litigation matters arising from the normal course of our business activities.  Such litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect its business, results of operations, financial condition,  cash flows, earnings per share and stock price.  As of February 23, 2015, we were not the subject of any litigation as a defendant in any action or proceeding.

Item 4.	Mine Safety Disclosures

    Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is listed on The Nasdaq Capital Market and trades under the symbol “ABTL.” The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock:

Year	High	Low
2013
First Quarter	$4.56	$3.94
Second Quarter	$5.05	$4.12
Third Quarter	$7.60	$4.70
Fourth Quarter	$15.38	$7.17
2014
First Quarter	$18.63	$11.91
Second Quarter	$15.09	$10.67
Third Quarter	$13.42	$7.99
Fourth Quarter	$11.77	$8.56

As of February 23, 2015, there were 80 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.  As of February 23, 2015, our common stock closing price was $10.51 per share.

Purchases of Equity Securities by Issuer

The following table provides information with respect to Company purchases of Autobytel Inc. common stock during the three months ended December 31, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2014 – October 31, 2014	—	—	—	$3,000,000
November 1, 2014 – November 30, 2014	164,028	$10.85	164,028	$1,220,364
December 1, 2014 – December 31, 2014	—	—	—	$1,220,364

Total	164,028	$10.85	164,028	$1,220,364

(1)
On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of Company common stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of Company common stock. The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice. We may repurchase common stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares. We funded repurchases and anticipate that we would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares. The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company's sole discretion. The impact of repurchases on the Tax Benefit Preservation Plan and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code is also a factor that the Company considers in connection with share repurchases. During the quarter ended December 31, 2014, 164,028 shares were repurchased under the program for an average price of $10.85, and as of December 31, 2014, approximately $1.2 million remained available for the repurchase of Company common stock under this program.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with the “Risk Factors” included in Part I, Item 1A and our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.  See also the discussion of “Forward-Looking Statements” immediately preceding Part I of this Annual Report on Form 10-K.

For the year ended December 31, 2014, our business, results of operations and financial condition were affected and may continue to be affected in the future by the events that occurred during or subsequent to the year end that are described in Part I, Item 1 – Business – Significant Business Developments of this Annual report on Form 10-K.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2014	2013
Revenues:
Lead fees	94.8%	95.4%
Advertising	3.9	4.2
Other revenues	1.3	0.4
Total revenues:	100.0	100.0
Cost of revenues	60.7	61.1
Gross margin	39.3	38.9
Operating expenses:
Sales and marketing	13.5	12.2
Technology support	7.5	9.3
General and administrative	10.9	12.2
Depreciation and amortization	1.7	1.9
Litigation settlements	(0.1)	(0.4)
Total operating expenses	33.5	35.2
Operating income	5.8	3.7
Interest and other income (expense), net	(0.7)	0.3
Income tax provision (benefit)	1.9	(44.7)
Net income	3.2%	48.7%

Revenues by groups of similar services and gross profits are as follows:

	Years Ended December 31,		2014 vs. 2013 Change
	2014	2013	$	%
	(dollar amounts in thousands)
Revenues:
Lead fees	$100,744	$74,732	$26,012	35%
Advertising	4,171	3,289	882	27
Other revenues	1,363	340	1,023	301
Total revenues	106,278	78,361	27,917	36
Cost of revenues (excludes depreciation of $28 in 2014 and $76 in 2013)	64,465	47,915	16,550	35
Gross profit	$41,813	$30,446	$11,367	37%

Lead fees. Lead fees increased $26.0 million or 35% in 2014 compared to 2013. The increase in Lead fees was primarily due to the higher lead volume associated with the increase in incremental and overlapping Dealers associated with the AutoUSA acquisition in January 2014.

Advertising.  The $0.9 million or 27% increase in advertising revenues in 2014 compared to 2013 was primarily due to increased website traffic and better monetization of traffic through the Jumpstart relationship, as well as increased AutoWeb click revenue.

Other revenues.  Other revenues increased $1.0 million or 301% in 2014 compared to 2013.  The increase in other revenues was due to an increase in mobile product sales as a result of the Advanced Mobile acquisition in the fourth quarter of 2013.

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

The $16.6 million or 35% increase in the cost of revenues in 2014 compared to 2013 was primarily due to the increase in automotive Lead volume, associated with the AutoUSA acquisition in January 2014.

Operating expenses were as follows:

	Years Ended December 31,		2014 vs. 2013 Change
	2014	2013	$	%
	(dollar amounts in thousands)
Operating expenses:
Sales and marketing	$14,404	$9,612	$4,792	50%
Technology support	8,014	7,303	711	10
General and administrative	11,538	9,554	1,984	21
Depreciation and amortization	1,858	1,450	408	28
Litigation settlements	(143)	(316)	173	(55)
Total operating expenses	$35,671	$27,603	$8,068	29%

Sales and Marketing. Sales and marketing expense includes costs for developing our brand, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense.

Sales and marketing expense for the year ended December 31, 2014 increased by $4.8 million or 50% compared to the prior year, due principally to increased headcount costs associated with the AutoUSA and Advanced Mobile acquisitions which occurred in January 2014 and October 2013, respectively.

Technology Support.  Technology support includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure.

Technology support expense for the year ended December 31, 2014 increased by $0.7 million or 10% compared to the prior year, primarily due to an increase in headcount costs and professional fees associated with the AutoUSA acquisition.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company.

General and administrative expense for the year ended December 31, 2014 increased by $2.0 million or 21% compared to the prior year. The increase was primarily due to increased headcount related costs and professional fees related to the AutoUSA acquisition.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2014 increased by $0.4 million or 28% from the year ended December 31, 2013 primarily due to the addition of intangible assets associated with the AutoUSA and Advanced Mobile acquisitions offset by a portion of the intangible assets associated with the Cyber  acquisition becoming fully amortized in 2013.

Litigation Settlements. Litigation settlements decreased to $0.1 million for the year ended December 31, 2014 compared to $0.3 million for the year ended December 31, 2013.  These payments primarily relate to a settlement of patent infringement claims against third parties relating to the third party’s method of Lead delivery.

Interest and Other Income (Expense), net. Interest and other expense was $0.7 million for the year ended December 31, 2014 compared to interest and other income of $0.2 million for the year ended December 31, 2013.  Interest expense was $0.7 million and $0.3 million for the year ended December 31, 2014 and 2013, respectively.  2013 included receipt of a $0.5 million final payment related to early termination of a license agreement pursuant to which the Company, as licensor, had licensed certain rights in the Company’s proprietary software, business procedures and brand.

Income tax provision (benefit).  Income tax expense was $2.0 million for the year ended December 31, 2014 compared to income tax benefit of $35.1 million for the year ended December 31, 2013.  The Company’s effective tax rate of 37.4% for the year ended December 31, 2014 differed from the federal statutory rate principally as a result of deferred tax asset adjustments, a reversal of a portion of the valuation allowance, and state income taxes and permanent non-deductible tax items.  The Company’s effective tax rate of (1,139.1%) for the year ended December 31, 2013 differed from the federal statutory rate principally as a result of the reversal of a portion of the valuation allowance, federal rate adjustment from 35% to 34%, deferred tax asset adjustments and state income taxes.

Due to overall cumulative losses incurred over the years, the Company maintained a full valuation allowance against its deferred tax assets as of September 30, 2013. Historically, the Company has been in a position of overall cumulative losses over the trailing twelve quarters. However, ending with the quarter ended September 30, 2013, the Company had achieved a position of overall cumulative income in the trailing twelve quarters. While this factor did not in and of itself indicate that the valuation allowance or a portion of the allowance should be removed, cumulative three year income was an indicator that was considered in evaluating the need to maintain or release the valuation allowance. Other factors that were assessed included the future projections of income and the Company's ability to accurately project such income.  The Company determined that it was appropriate to release $37.5 million of the valuation allowance in the quarter ended December 31, 2013.  The only valuation allowance remaining is $1.4 million related to California net operating losses that will likely expire unutilized and $4.6 million related to stock option deductions that will be realized in the future years once the deductions reduce income taxes payable.  This reversal was a one-time benefit to the financial statements and the Company began recognizing a tax provision on its pre-tax income prospectively, commencing with the quarter ending March 31, 2014.

Segment Information

We conduct our business within one business segment, which is defined as providing automotive marketing services.  Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.  We do not have revenues or assets generated in foreign jurisdictions.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$7,890	$4,332
Net cash used in investing activities	(12,548)	(5,052)
Net cash provided by financing activities	6,475	4,354

Our principal sources of liquidity are our cash and cash equivalents and accounts receivable balances. Our cash and cash equivalents totaled $20.7 million as of December 31, 2014 compared to $18.9 million as of December 31, 2013.

On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of Company common stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of Company common stock. The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice. We may repurchase common stock from time to time on the open market or in private transactions.  Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares. We funded repurchases and anticipate that we would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares. The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company's sole discretion. The impact of repurchases on the Tax Benefit Preservation Plan and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code is also a factor that the Company considers in connection with share repurchases. During the quarter ended December 31, 2014, 164,028 shares were repurchased under the program for an average price of $10.85, and as of December 31, 2014, approximately $1.2 million remained available for the repurchase of Company common stock under this program.

On January 13, 2014, we entered into a Second Amendment to Loan Agreement (“Credit Facility Amendment”) with Union Bank, N.A. (“Union Bank”), amending our existing Loan Agreement with Union Bank initially entered into on February 26, 2013, and amended on September 10, 2013 (the existing Loan Agreement, as amended to date, is referred to herein collectively as the “Credit Facility Agreement”).  The Credit Facility Amendment provides for (i) a new $9.0 million term loan (“Term Loan”); and (ii) amendments to the existing $8.0 million working capital revolving line of credit (“Revolving Loan”).

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500.   Borrowings under the Term Loan or under the Revolving Loan will bear interest at either (i) the bank’s Reference Rate (prime rate) minus 0.50% or (ii) the London Interbank Offering Rate (“LIBOR”) plus 2.50% (an increase under the existing Revolving Loan from 1.50%), at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected.  The Company also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears.  Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof.  The Term Loan matures December 31, 2017, and the maturity date of the Revolving Loan was extended from February 28, 2015 to March 31, 2017.  Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes.  Borrowing under the Term Loan was limited to use for the acquisition described in Note 3 of the “Notes to Consolidated Financial Statements,” and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balances of the Term Loan and Revolving Loan as of December 31, 2014 were $6.75 million and $5.25 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain a minimum consolidated liquidity, quarterly and annual EBITDA and tangible net worth, with which the Company was in compliance as of December 31, 2014.

We believe our current cash and cash equivalent balances together with anticipated cash flows from operations and the Union Bank credit facility will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in 2014 of $7.9 million resulted primarily from net income of $3.4 million, as adjusted for non-cash charges to earnings, offset by a decrease in working capital, which was the result of a year-over-year increase in our accounts receivable balance of $2.6 million in addition to a decrease in other assets of $0.6 million offset by an increase in accrued expenses and other liabilities of $1.8 million.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities of $12.5 million in 2014 primarily consisted of $10.0 million used to acquire AutoUSA, a $0.9 million investment in AutoWeb and $1.1 million in purchases of property and equipment.

Net cash used in investing activities of $5.1 million in 2013 primarily consisted of $1.8 million used to acquire Advanced Mobile, a $2.5 million investment in AutoWeb, $0.7 million in purchases of property and equipment, $0.2 million related to the investment in SaleMove  offset by proceeds received from a long-term strategic investment in Driverside, Inc.

Net Cash Provided by Financing Activities. Net cash provided by financing activities of $6.5 million in 2014 consisted of borrowings of $9.0 million and $1.0 million against the Term Loan and Revolving Loan, respectively, to fund the purchase of AutoUSA in the year ended December 31, 2014.  Stock options for 134,668 shares of the Company’s common stock were exercised in the year ended December 31, 2014 resulting in $0.6 million of cash inflow.    Payments of $2.3 million were made against the Term Loan borrowings in the year ended December 31, 2014.  $1.8 million was also used to repurchase our common stock.

Net cash provided by financing activities of $4.4 million in 2013 consisted of $4.25 million in borrowings under our credit facility with Union Bank.  54,337 stock options were exercised during 2013 resulting in $0.2 million of cash inflow.  We also made payments in 2013 of $0.1 million related to contingent consideration of the acquisition of Autotropolis, Inc. and Cyber Ventures, Inc. (collectively referred to in this Annual Report on Form 10-K as “Cyber”).

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2014:

	Years Ending December 31,
	(in thousands)
	2015	2016	2017	2018	2019 and thereafter	Total
Operating leases (a)	$678	$614	$379	$63	$—	$1,734
Long-term debt obligations (b)	7,250	2,250	7,500	—	1,000	18,000
Total	$7,928	$2,864	$7,879	$63	$1,000	$19,734

(a)
Operating lease obligations as defined by FASB Topic, “Accounting for Leases,” and disclosed in Note 5 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)	Long-term debt obligations as defined by FASB Topic, “Debt,” and disclosed in Note 5 and 6 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Investments.  We make strategic investments because we believe that they may allow us to increase market share, benefit from advancements in technology and strengthen our business operations by enhancing our product and service offerings.

In August 2010 we acquired less than a 5% equity interest in privately-held Driverside, Inc. (“Driverside”) for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  We received 1,352,082 shares of Series C Preferred Stock in Driverside for our investment.  We made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because we do not have significant influence over Driverside.  In 2011, Driverside merged with another entity, and we received a cash payment of $823,000, representing our pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the consolidated balance sheet. In 2012, we received $326,000, which represented our pro rata share of contingent payments upon achievement of milestones by Driverside.  Of the $326,000 received in 2012, $194,000 was recorded as a complete reduction to our investment in Driverside, and $132,000 was recorded as other income.  In 2013, we received $108,000 from Driverside, which represented our pro rata share of amounts released from an escrow account established to satisfy post-closing indemnification claims.  We recorded the $108,000 as other income.  There are no further amounts due associated with the Driverside investment.

In September 2013 we entered into a Contribution Agreement with AutoWeb, in which the Company contributed to AutoWeb $2.5 million and assigned to AutoWeb all of our ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock represented 16% of all issued and outstanding capital stock of AutoWeb as of September 18, 2013.  The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500, which option expires September 2015.  Additionally, in November 2014 we entered into a Series B Preferred Stock Purchase Agreement with AutoWeb, in which we paid $880,394 in exchange for 1,076 shares of AutoWeb Series B Preferred Stock, $0.01 par value per share.   The investment in AutoWeb was recorded at cost because the Company does not have significant influence over AutoWeb.  Our combined ownership of the issued and outstanding capital stock of AutoWeb was 15.7% as of December 31, 2014.

In September 2013 we entered into a Convertible Note Purchase Agreement with SaleMove in which Autobytel advanced $150,000 in the form of a convertible promissory note to SaleMove.  On October 30, 2013, the Company entered into an agreement with SaleMove to become the exclusive provider to the automotive industry of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone.  We agreed to advance costs and expenses up to a total of $1.0 million, all of which was advanced as of December 31, 2014.  In November 2014 we invested an additional $400,000 in SaleMove in the form of a convertible promissory note.  Both notes have interest payable by SaleMove at an annual rate of 6.0%.

In December 2014, we entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto, Inc. (“GoMoto”) in which we paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.

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

Our investments at December 31, 2014 and 2013 consist primarily of investments in SaleMove and AutoWeb and are accounted for under the cost method. Although there is no established market for these investments, we evaluated the investments for impairment by comparing them to an estimated fair value and determined that there is no impairment. To determine the estimated fair value for our investment in SaleMove, we analyzed the discounted future cash flows of our sales of SaleMove products. To determine the estimated fair value for our investment in AutoWeb, we analyzed participants in the Series B round of financing in November 2014. These fair value measurements are based on significant inputs not observable in the market and represent a Level 3 measurement.

    The following table presents the Company’s activity for 2014:

	Note
	receivable-
Description	current	Investments

Balance at December 31, 2013	$—	$2,650
Total gains or (losses) (realized or unrealized)	—	—
Purchases	—	1,380
Sales	—	—
Transfers	150	(150)
Balance at December 31, 2014	$150	$3,880

Variable Interest Entities.  We have investments in certain entities that are considered variable interest entities (“VIEs”) under GAAP.  We have concluded that our investment in SaleMove qualifies as a variable interest and SaleMove is a VIE. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structures, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIEs.  Additionally, changes in our various equity investments have in the past resulted in a reconsideration event

Based on our analysis, Autobytel is not the primary beneficiary of SaleMove. Accordingly, SaleMove does not meet the criteria for consolidation. Our investment in SaleMove is carried at cost.  The $150,000 and $400,000 notes receivable from Sale Move are classified as an other current asset and investment on the consolidated balance sheet, respectively, as of December 31, 2014.  The $1.0 million in advances to SaleMove are classified as an other long-term asset on the consolidated balance sheet as of December 31, 2014.  The carrying value and maximum potential loss exposure from SaleMove totaled $1.6 million as of December 31, 2014, and $0.4 million as of December 31, 2013.

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

Share-Based Compensation Expense. We account for our share-based compensation using the fair value method in accordance with the Stock Compensation Topic of the Codification.  Under these provisions, we recognize share-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, expected stock price volatility and expected risk-free interest rates.

Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility and expected pre-vesting option forfeitures. We estimate the expected life of options granted based on historical experience, which we believe are representative of future behavior. We estimate the volatility of the price of our common stock at the date of grant based on historical volatility of the price of our common stock for a period equal to the expected term of the awards. We have used historical volatility because we have a limited number of options traded on our common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our share-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

Income Taxes. We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance, if necessary, to reduce deferred tax assets to an amount we believe is more likely than not to be realized. During 2013, we reversed $37.5 million of our valuation allowance due to our historical earnings and future earnings projections.

As of December 31, 2014, we had $0.6 million of unrecognized tax benefits.  There were no material changes to our uncertain tax positions during the current period. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2014, we accrued $28,000 of interest associated with our unrecognized tax benefits, and $7,000 of interest expense was recognized in 2014.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. We evaluate the carrying value of enterprise goodwill for impairment. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and we then complete the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. We evaluate enterprise goodwill, at a minimum, on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.  During 2013 and 2014 we recognized $1.9 million and $7.3 million, respectively, in goodwill related to the acquisitions of Advanced Mobile and AutoUSA.  As of December 31, 2014, there were no changes in the recognized amount of goodwill and no goodwill impairment was recorded during the year.

Impairment of Long-Lived Assets and Intangible Assets. We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our financial condition and results of operations. We did not record any impairment in 2013 and 2014.

Recent Accounting Pronouncements

    Accounting Standards Codification “Business Combinations (Topic 805) - Pushdown Accounting, a Consensus of the FASB Emerging Issues Task Force.”  In November 2014, Accounting Standards Update (“ASU”) No. 2014-17, “Business Combinations (Topic 805) – Pushdown Accounting, a Consensus of the FASB Emerging Issues Task Force” was issued.  The objective of this ASU is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements.  The amendments in this ASU are effective on November 18, 2014.  This ASU did not have a material impact on the Company’s consolidated financial results.

Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on their consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor have they determined the effect of the standard on the ongoing financial reporting.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.       Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2014 and 2013 and our Consolidated Statements of Income and Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the years in the two-year period ended December 31, 2014, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraud. In making this assessment, management used the criteria set forth in the framework issued by the COSO entitled Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 of the Exchange Act that have occurred during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autobytel Inc.

We have audited Autobytel Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Autobytel Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autobytel Inc. as of December 31, 2014 and 2013, and the consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the index at Item 15 for the year ended December 31, 2014.  Our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ MOSS ADAMS LLP

Los Angeles, CA
February 26, 2015

Item 9B.	Other Information

    Not applicable.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2014 (“2015 Proxy Statement”).

Item 10	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to the following sections of the 2015 Proxy Statement: “Proposal 1-Nomination and Election of Directors;” “Board of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and the following paragraphs under the section “Corporate Governance Matters” “--Committees of the Board of Directors—Audit Committee,” and “--Code of Conduct and Ethics.”

Item 11	Executive Compensation

The information called for in this Item 11 is incorporated by reference to the following sections of the 2015 Proxy Statement: “Executive Compensation,” “Corporate Governance Matters--Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation--Compensation Committee Report.”

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for in this Item 12 is incorporated by reference to the following sections of the 2015 Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-- Equity Compensation Plans.”

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information called for in this Item 13 is incorporated by reference to the following sections of the 2015 Proxy Statement: “Corporate Governance Matters--Certain Relationships and Related Party Transactions” and “--Director Independence.”

Item 14	Principal Accountant Fees and Services

The information called for in this Item 14 is incorporated by reference to the following sections of the 2015 Proxy Statement: “Independent Registered Public Accounting Firm and Audit Committee Report--Principal Accountant Fees and Services,” “--Audit Fees,” “--Audit Related Fees,” “--Tax Fees,” “--All Other Fees,” and “--Pre-Approval Policy for Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

Schedule II- Valuation Qualifying Accounts	F-33

    All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits:

    The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2015.

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

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	February 26, 2015

/s/ JEFFREY H. COATS Jeffrey H. Coats	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/s/ CURTIS E. DEWALT Curtis E. DeWalt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015

/s/ WESLEY OZIMA Wesley Ozima	Vice President and Controller (Principal Accounting Officer)	February 26, 2015

/s/ MICHAEL A. CARPENTER Michael A. Carpenter	Director	February 26, 2015

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	February 26, 2015

/s/ JEFFREY M. STIBEL Jeffrey M. Stibel	Director	February 26, 2015

/s/ JANET M. THOMPSON Janet M. Thompson	Director	February 26, 2015

AUTOBYTEL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autobytel Inc.

We have audited the accompanying consolidated balance sheets of Autobytel, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15 for the year ended December 31, 2014. These consolidated financial statements  and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autobytel Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autobytel Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ MOSS ADAMS LLP

Los Angeles, CA
February 26, 2015

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share and share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$20,747	$18,930
Accounts receivable, net of allowances for bad debts and customer credits of $770 and $405 at December 31, 2014 and 2013, respectively	18,311	14,178
Deferred tax asset	5,498	3,517
Prepaid expenses and other current assets	811	506
Total current assets	45,367	37,131
Property and equipment, net	1,904	1,548
Investments	3,880	2,650
Intangible assets, net	4,173	1,821
Goodwill	20,948	13,602
Long-term deferred tax asset	27,396	31,135
Other assets	1,081	306
Total assets	$104,749	$88,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,685	$5,267
Accrued expenses and other current liabilities	9,495	7,648
Convertible note payable	5,000	—
Total current liabilities	22,180	12,915
Convertible note payable	1,000	5,000
Term loan payable	6,750	—
Borrowings under revolving credit facility	5,250	4,250
Other non-current liabilities	311	1,200
Total liabilities	35,491	23,365
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 8,880,377 and 8,909,737 shares issued and outstanding at December 31, 2014 and 2013, respectively	9	9
Additional paid-in capital	308,190	307,171
Accumulated deficit	(238,941)	(242,352)
Total stockholders’ equity	69,258	64,828
Total liabilities and stockholders’ equity	$104,749	$88,193

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per-share data)

	Years Ended December 31,
	2014	2013
Revenues:
Lead fees	$100,744	$74,732
Advertising	4,171	3,289
Other revenues	1,363	340
Total revenues	106,278	78,361
Cost of revenues (excludes depreciation of $28 in 2014 and $76 in 2013)	64,465	47,915
Gross profit	41,813	30,446
Operating expenses:
Sales and marketing	14,404	9,612
Technology support	8,014	7,303
General and administrative	11,538	9,554
Depreciation and amortization	1,858	1,450
Litigation settlements	(143)	(316)
Total operating expenses	35,671	27,603
Operating income	6,142	2,843

Interest and other income (expense), net	(694)	237
Income tax provision (benefit)	2,037	(35,064)
Net income and comprehensive income	$3,411	$38,144

Basic earnings per common share	$0.38	$4.29

Diluted earnings per common share	$0.32	$3.61

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance, December 31, 2012	8,855,400	$9	$306,252	$(280,496)	$25,765
Share-based compensation	—	—	705	—	705
Issuance of common stock upon exercise of stock options	54,337	—	214	—	214
Net income	—	—	—	38,144	38,144
Balance, December 31, 2013	8,909,737	9	307,171	(242,352)	64,828
Share-based compensation	—	—	1,426	—	1,426
Issuance of common stock upon exercise of stock options	134,668	—	562	—	562
Issuance of warrants	—	—	510	—	510
Premium on convertible note	—	—	300	—	300
Repurchase of common stock	(164,028)	—	(1,779)	—	(1,779)
Net income	—	—	—	3,411	3,411
Balance, December 31, 2014	8,880,377	$9	$308,190	$(238,941)	$69,258

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,411	$38,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,227	1,875
Provision for bad debt	354	92
Provision for customer credits	1,037	511
Share-based compensation	1,421	704
Gain on long-term strategic investment	—	(108)
Change in deferred tax assets	1,758	(35,495)
Changes in assets and liabilities:
Accounts receivable	(2,590)	(4,610)
Prepaid expenses and other current assets	(261)	6
Other non-current assets	(625)	(246)
Accounts payable	137	1,416
Accrued expenses and other current liabilities	1,847	1,445
Non-current liabilities	(826)	598
Net cash provided by operating activities	7,890	4,332
Cash flows from investing activities:
Purchase of AutoUSA	(10,044)	—
Purchase of Advanced Mobile	—	(1,824)
Investment in AutoWeb	(880)	(2,500)
Investment in SaleMove	(400)	(150)
Purchase of intangible assets	—	(16)
Investment in GoMoto	(100)	—
Change in long-term strategic investment	—	108
Purchases of property and equipment	(1,124)	(670)
Net cash used in investing activities	(12,548)	(5,052)
Cash flows from financing activities:
Repurchase of common stock	(1,779)	—
Borrowings under credit facility	1,000	4,250
Borrowings under term loan	9,000	—
Payments on term loan borrowings	(2,250)	—
Net proceeds from stock option exercises	567	215
Payment of contingent fee arrangement	(63)	(111)
Net cash provided by financing activities	6,475	4,354
Net increase in cash and cash equivalents	1,817	3,634
Cash and cash equivalents, beginning of period	18,930	15,296
Cash and cash equivalents, end of period	$20,747	$18,930
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$355	$135
Cash paid for interest	$697	$324

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Autobytel

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through its programs for online lead referrals (“Leads”), Dealer marketing products and services, and online advertising programs and mobile products.

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

Effective October 1, 2013 (“Advanced Mobile Acquisition Date”), the Company acquired substantially all of the assets of privately-held Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation (collectively referred to in this Annual Report on Form 10-K as “Advanced Mobile”).  Advanced Mobile provides mobile marketing solutions (e.g., mobile applications, mobile portals, mobile websites, text-chat, mobile text marketing, self-service mobile messaging, quick response codes, text messaging, short message service and multimedia service) for the automotive industry.  Text chat provides a web-based portal that allows Dealers to centrally manage text communications.  The acquired assets consisted primarily of customer contracts, technology license rights and rights in domain names and short codes used for SMS texting. As a result of the acquisition, the Company will offer Manufacturers and Dealers the ability to connect with consumers using text communication via a secure platform. In addition, Autobytel will offer Dealers a comprehensive suite of mobile products, including mobile apps, mobile websites, Send2Phone capabilities and text message marketing.  Advanced Mobile’s results of operations are included in the Company’s consolidated financial statements beginning October 1, 2013.  See Note 3 of the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

On January 13, 2014 (“AutoUSA Acquisition Date”), Autobytel, AutoNation, Inc., a Delaware corporation (“Seller Parent”), and AutoNationDirect.com, Inc., a Delaware corporation and subsidiary of Seller Parent (“Seller”), entered into and consummated a Membership Interest Purchase Agreement in which Autobytel acquired all of the issued and outstanding membership interests in AutoUSA, LLC, a Delaware limited liability company and a subsidiary of Seller (“AutoUSA”).  AutoUSA was a competitor to the Company and at the time of the acquisition was a (i) lead aggregator purchasing internet-generated automotive consumer leads from third parties and reselling those consumer leads to automotive dealers; and (ii) reseller of third party products and services to automotive Dealers.  See Note 3 of the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

2.	Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  Certain prior year amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on t he reported results of operations.

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

Cash and Cash Equivalents.  For purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents represent amounts held by the Company for use by the Company and are recorded at cost, which approximates fair value.

Investments.  In August 2010, the Company acquired less than a 5% equity interest in privately-held Driverside, Inc., a Delaware corporation (“Driverside”), for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  The Company received 1,352,082 shares of Series C Preferred Stock in Driverside for its investment.  The Company made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company’s pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company’s consolidated balance sheet.   In 2012 the Company received $326,000, which represented its pro rata share of contingent payments upon milestones achieved by Driverside.  Of the $326,000 received in 2012, $194,000 was recorded as a complete reduction to the investment in Driverside and $132,000 was recorded as other income.  In 2013 the Company received $108,000 from Driverside, which represented its pro rata share of amounts released from an escrow account established to satisfy post-closing indemnification claims.  The Company recorded the $108,000 as other income. There are no further amounts due associated with the Driverside investment.

In September 2013, the Company entered into a Contribution Agreement with privately-held AutoWeb, Inc., a Delaware corporation (“AutoWeb”), pursuant to Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock are convertible into AutoWeb common stock on a one-for-one basis (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations) and represented 16% of all issued and outstanding common stock of AutoWeb, on a fully diluted basis, as of September 18, 2013.  The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500, which option expires September 18, 2015. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. Upon the occurrence of a liquidation event (i.e., a liquidation, dissolution or winding up of AutoWeb; a consolidation or merger where AutoWeb is not the surviving entity; a consolidation or merger where AutoWeb is the surviving entity and either (i) the rights of the Series A Preferred Stock are changed, or (ii) the Series A Preferred Stock is exchanged for cash, securities or property; or a sale or transfer of all or substantially all of AutoWeb’s assets), the Series A Preferred Stock is entitled to a liquidation preference of the greater of (i) $1,000 per share (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations); and (ii) the amount that would be distributed with respect to AutoWeb’s common stock, assuming full conversion of the Series A Preferred Stock into common stock.

    In November 2014, the Company entered into a Series B Preferred Stock Purchase Agreement with AutoWeb, pursuant to which we paid $880,394 in exchange for 1,076 shares of AutoWeb Series B Preferred Stock, $0.01 par value per share.  The Company’s combined ownership of the issued and outstanding capital stock of AutoWeb was 15.7% as of December 31, 2014.

In September 2013, the Company invested $150,000 in privately-held SaleMove, Inc., a Delaware corporation (“SaleMove”), in the form of a convertible promissory note.  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on September 1, 2015 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note. The Company recorded the $150,000 note as an other current asset on the Consolidated Balance Sheet as of December 31, 2014. In October 2013, the Company entered into an agreement with SaleMove to become the exclusive provider to the automotive industry of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s fifty percent share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  As of December 31, 2014 and 2013, $1.0 million and $0.2 million had been advanced to SaleMove, respectively.  In November 2014 the Company invested an additional $400,000 in SaleMove in the form of a convertible promissory note.  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on November 18, 2016 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.  The Company recorded the $400,000 note as an investment on the Consolidated Balance Sheet as of December 31, 2014.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto, Inc. (“GoMoto”) in which Autobytel paid $100,000 for 317,460 Series Seed Preferred Stock, $0.001 par value per share.  The investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.

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

If there is a decline in the general economic environment that negatively affects the financial condition of the Company’s customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required, and the impact on the Company’s business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock could be material.

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

The Company’s investments at December 31, 2014 and 2013 consist primarily of investments in SaleMove and AutoWeb and are recorded at cost.  Although there is no established market for these investments, the Company evaluated the investments for impairment by comparing them to an estimated fair value and determined that no impairment existed.  To determine the estimated fair value for the Company’s investment in SaleMove, the Company analyzed the discounted future cash flows of Autobytel’s sales of SaleMove products.  To determine the estimated fair value for the investment in AutoWeb, the Company analyzed participants in the Series B round of financing in November 2014.

Variable Interest Entities.  The Company has investments in certain entities that are considered variable interest entities (“VIEs”) under GAAP.  The Company has concluded that their investment in SaleMove qualifies as a variable interest and SaleMove is a VIE. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structures, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIEs.  Additionally, changes in our various equity investments have in the past resulted in a reconsideration event.

Based on Autobytel’s analysis for the periods presented in this report, it is not the primary beneficiary of SaleMove. Accordingly, SaleMove does not meet the criteria for consolidation.  The Company’s investment in SaleMove is carried at cost.  The $150,000 and $400,000 notes receivable from Sale Move are classified as an other current asset and investment on the consolidated balance sheet, respectively, as of December 31, 2014.  The $1.0 million in advances to SaleMove are classified as an other long-term asset on the consolidated balance sheet as of December 31, 2014.  As of December 31, 2013, the $150,000 notes receivable and $0.2 million in advances was classified as an investment and an other long-term asset on the consolidated balance sheet, respectively. The carrying value and maximum potential loss exposure of VIEs totaled $1.6 million as of December 31, 2014, and $0.4 million as of December 31, 2013.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Jumpstart.  During 2014, approximately 27% of the Company’s total revenues were derived from these three customers, and approximately 41% or $7.8 million of gross accounts receivable related to these three customers at December 31, 2014.  In 2014, Urban Science Applications accounted for 19% of total revenues and 23% of the total accounts receivable as of December 31, 2014.

During 2013, approximately 30% of the Company’s total revenues were derived from AutoNation, General Motors and Urban Science Applications, and approximately 40% or $5.8 million of gross accounts receivable related to these three customers at December 31, 2013.  In 2013, Urban Science Applications accounted for 18% of total revenues and 23% of the total accounts receivable as of December 31, 2013.

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

Reimbursed tenant improvements are considered in determining straight-line rent expense and are amortized over the shorter of their estimated useful lives or the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing rent expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with the Internal-Use Software and the Website Development Costs Topics, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of the related websites.  The Company capitalized $0.6 million and $82,000 of such costs for the years ended December 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets and Intangible Assets.  The Company periodically reviews long-lived assets to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the long-lived assets and other intangibles. Future events could cause the Company to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company would write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company’s financial condition and results of operations.

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

Revenue Recognition.  Lead fees consist of fees from the sale of Leads for new and used vehicles and Leads for vehicle financing.  Fees paid by customers participating in the Company’s Lead programs are comprised of monthly transaction and/or subscription fees.  Advertising revenues represent fees for display advertising on Company’s Websites.

The Company recognizes revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Lead fees are generally recognized as revenues in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on Company Websites. Fees billed prior to providing services are deferred, as they do not satisfy all U.S. GAAP revenue recognition criteria. Deferred revenues are recognized as revenue over the periods services are provided.

Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs and other cost of revenues. Lead and traffic acquisition costs consist of payments made to the Company’s Lead providers, including internet portals and on-line automotive information providers. Other cost of revenues consists of search engine marketing (“SEM”) and fees paid to third parties for data and content, including search engine optimization (“SEO”) activity, included on the Company’s properties, connectivity costs and development costs related to the Company Websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to Company Websites.  SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

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

Computation of Basic and Diluted Net Earnings per Share.  Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net earnings per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants described below and common shares issuable upon conversion of the note described in Note 5.

The following are the share amounts utilized to compute the basic and diluted net earnings per share for the years ended December 31:

	2014	2013
Basic Shares:
Weighted average common shares outstanding	8,998,035	8,883,357
Weighted average common shares repurchased	(18,138)	—
Basic Shares	8,979,897	8,883,357

Diluted Shares:
Basic Shares	8,979,897	8,883,357
Weighted average dilutive securities	2,232,011	1,732,596
Dilutive Shares	11,211,908	10,615,953

    For the years ended December 31, 2014 and 2013, weighted average dilutive securities included dilutive options, warrants and convertible debt.

Potentially dilutive securities representing approximately 1.1 million shares of common stock for both years ended December 31, 2014 and 2013 were excluded from the computation of diluted income per share for these periods because their effect would have been anti-dilutive.

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

Restricted stock fair value is measured on the grant date based on the quoted market price of the Company’s common stock, and the stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility and risk-free interest rates.

Business Segment. The Company conducts its business within the United States and within one business segment which is defined as providing automotive and marketing services.  The Company’s operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

Advertising Expense.  Advertising costs are expensed in the period incurred. Advertising expense in 2014 and 2013 was $1.6 million and $1.8 million, respectively.

Recent Accounting Pronouncements

Accounting Standards Codification 805 “Business Combinations - Pushdown Accounting, a Consensus of the FASB Emerging Issues Task Force.” In November 2014, Accounting Standards Update (“ASU”) No. 2014-17, “Business Combinations (Topic 805) – Pushdown Accounting, a Consensus of the FASB Emerging Issues Task Force” was issued. The objective of this ASU is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this ASU are effective on November 18, 2014. This ASU did not have a material impact on the Company’s consolidated financial results.

Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on their consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor have they determined the effect of the standard on the ongoing financial reporting.

3.           Acquisitions

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
$11,854

As part of the consideration paid for the acquisition, the Company issued a convertible subordinated promissory note for $1.0 million (“AutoUSA Note”) to the Seller.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company's outside valuation consultants in valuing the AutoUSA Note include a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019.  At any time after January 31, 2017, the holder of the AutoUSA Note may convert all or any part, but at least 30,600 shares, of the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the AutoUSA Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of December 31, 2014.  Because the transaction was completed in the three months ended March 31, 2014, the Company has not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

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

The Company incurred approximately $1.1 million of acquisition-related costs related to AutoUSA in 2014, all of which were expensed.

The following unaudited pro forma information presents the consolidated results of the Company and AutoUSA for the twelve months ended December 31, 2013, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. Proforma results for the year ended December 31, 2014 are immaterial since the acquisition was on January 14, 2014.  The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows (in thousands):

Twelve Months Ended December 31, 2013
Unaudited pro forma consolidated results:
Revenues	$104,461
Net income	39,614

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

The following unaudited pro forma information presents the consolidated results of the Company and Advanced Mobile for the twelve months ended December 31, 2013, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences.  The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows (in thousands):

Twelve Months Ended December 31, 2013
Unaudited pro forma consolidated results:
Revenues	$79,083
Net income	38,038

4.           Investments

Investments.  The Company’s investments at December 31, 2014 and 2013 consist primarily of investments in SaleMove and AutoWeb and are recorded at cost.  Although there is no established market for these investments, the Company evaluated the investments for impairment by comparing them to an estimated fair value and determined that no impairment existed.  To determine the estimated fair value for the investment in SaleMove, the Company analyzed the discounted future cash flows of Autobytel’s sales of SaleMove products.  To determine the estimated fair value for the investment in AutoWeb, the Company analyzed participants in the Series B round of financing in November 2014.  These fair value measurements are based on significant inputs not observable in the market and represent a Level 3 measurement.

The following table presents the Company’s activity for 2014:

	Note
	receivable-
Description	current	Investments

Balance at December 31, 2013	$—	$2,650
Total gains or (losses) (realized or unrealized)	—	—
Purchases	—	1,380
Sales	—	—
Transfers	150	(150)
Balance at December 31, 2014	$150	$3,880

In August 2010, the Company acquired less than a 5% equity interest in Driverside for $1.0 million.  Driverside provides consumers with a broad set of content, features, tools, technology, systems, products, services and programs related to the efficient ownership of motor vehicles.  The Company received 1,352,082 shares of Series C Preferred Stock in Driverside for its investment.  The Company made an additional investment in Driverside in 2011 for $16,737.  The Company recorded the investments in Driverside at cost because the Company does not have significant influence over Driverside.  In 2011, Driverside merged with another entity and the Company received a cash payment of $823,000, representing the Company’s pro rata share of the initial merger consideration.  The $823,000 received at closing of the transaction was recorded as a reduction to the Driverside investment on the Company’s consolidated balance sheet.   In 2012, the Company received $326,000, which represented its pro rata share of contingent payments upon milestones achieved by Driverside.  Of the $326,000 received in 2012, $194,000 was recorded as a complete reduction to the investment in Driverside and $132,000 was recorded as other income.  In 2013 the Company received $108,000 from Driverside, which represented its pro rata share of amounts released from an escrow account established to satisfy post-closing indemnification claims.  The Company recorded the $108,000 as other income. There are no further amounts due associated with the Driverside investment.

    In September 2013 the Company entered into a Contribution Agreement with AutoWeb pursuant to which Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, assuming conversion of the Series A Preferred Stock into AutoWeb common stock as of this date.  The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500.00, which option expires September 18, 2015. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. Upon the occurrence of a liquidation event (i.e., (i) a liquidation, dissolution or winding up of AutoWeb; a consolidation or merger where AutoWeb is not the surviving entity; a consolidation or merger where AutoWeb is the surviving entity and either (1) the rights of the Series A Preferred Stock are changed, or (2) the Series A Preferred Stock is exchanged for cash, securities or property; or (ii) a sale or transfer of all or substantially all of AutoWeb’s assets), the Series A Preferred Stock is entitled to a liquidation preference of the greater of (i) $1,000 per share (subject to adjustments for stock splits, stock dividends combinations and recapitalizations); and (ii) the amount that would be distributed with respect to AutoWeb’s common stock, assuming full conversion of the Series A Preferred Stock into common stock.  In November 2014, the Company entered into a Series B Preferred Stock Purchase Agreement with AutoWeb pursuant to which we paid $880,394 in exchange for 1,076 shares of AutoWeb Series B Preferred Stock, $0.01 par value per share.  The investments in AutoWeb are recorded at cost because the Company does not have significant influence over AutoWeb.

    In September 2013, the Company entered into a Convertible Note Purchase Agreement in which Autobytel invested $150,000 in SaleMove in the form of a convertible promissory note.  The convertible promissory note accrues interest an annual rate of 6.0% and is due and payable in full on September 1, 2015 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.  The $150,000 note is classified as an other current asset on the consolidated balance sheet as of December 31, 2014.  In October 2013, the Company entered into an agreement with SaleMove to become the exclusive provider to the automotive industry of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s fifty percent share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  As of December 31, 2014 and 2013, $1.0 million and $0.2 million had been advanced to SaleMove, respectively.  The $1.0 million in advances is recorded as an other long-term asset on the consolidated balance sheet as of December 31, 2014.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of a convertible promissory note.  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on November 18, 2016 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.  The $400,000 note is classified as an investment on the consolidated balance sheet as of December 31, 2014.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto, Inc. (“GoMoto”) in which Autobytel paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.

5.           Selected Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following:
	As of December 31,
	2014	2013
	(in thousands)
Computer software and hardware and capitalized internal use software	$12,990	$11,924
Furniture and equipment	1,271	1,256
Leasehold improvements	957	937
	15,218	14,117
Less—Accumulated depreciation and amortization	(13,314)	(12,569)
Property and Equipment, net	$1,904	$1,548

As of December 31, 2014 and 2013, capitalized internal use software, net of amortization, was $0.9 million and $0.6 million, respectively.  Depreciation and amortization expense related to property and equipment was $0.7 million each for the years ended December 31, 2014 and 2013.  Of this amount, $0.2 million was recorded in cost of revenues and $0.5 million was recorded in operating expenses for each of the years ended December 31, 2014 and 2013.

 Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisitions of Cyber, Advanced Mobile and AutoUSA, the Company identified $9.7 million of intangible assets.  The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		December 31, 2014			December 31, 2013
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	5 years	$6,574	$(5,594)	$980	$5,582	$(5,209)	$373
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2 - 5 years	5,074	(2,696)	2,378	2,320	(1,926)	394
Employment/non-compete agreements	5 years	700	(500)	200	610	(335)	275
Developed technology	5 years	820	(205)	615	820	(41)	779
		$14,468	$(10,295)	$4,173	$10,632	$(8,811)	$1,821

Amortization expense is included in “Depreciation and amortization” in the Statement of Income.  Amortization expense for intangible assets for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2015	$1,394
2016	942
2017	926
2018	879
2019	32
$4,173

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record any impairment related to goodwill as of December 31, 2014 and 2013.  As of December 31, 2014 and 2013, goodwill consisted of the following:

(in thousands)
Goodwill as of December 31, 2013	$13,602
Acquisition of AutoUSA	7,346
Goodwill as December 31, 2014	$20,948

Accrued Expenses and Other Current Liabilities

As of December 31, 2014 and 2013, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2014	2013
	(in thousands)
Compensation and related costs and professional fees	$4,989	$3,540
Other accrued expenses	3,543	3,209
Amounts due to customers	267	208
Other current liabilities	696	691
Total accrued expenses and other current liabilities	$9,495	$7,648

Convertible Notes Payable.  In connection with the acquisition of Cyber on September 17, 2010 (“Cyber Acquisition Date”), the Company issued a convertible subordinated promissory note for $5.0 million (“Cyber Convertible Note”) to the sellers.  The fair value of the Cyber Convertible Note as of the Cyber Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company's outside valuation consultants in valuing the Cyber Convertible Note included a market yield of 15.0% and stock price volatility of 77.5%.  As the Cyber Convertible Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the Cyber Convertible Note is to be paid in full on September 30, 2015.  At any time after September 30, 2013, the holders of the Cyber Convertible Note may convert all or any part, but in 40,000 minimum share increments, of the then outstanding and unpaid principal of the Cyber Convertible Note into fully paid shares of the Company’s common stock at a conversion price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the Cyber Convertible Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the Cyber Convertible Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

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

6.           Credit Facility

On January 13, 2014, the Company entered into a Credit Facility Amendment with Union Bank that amended the Company's existing Loan Agreement with Union Bank initially entered into on February 26, 2013, and as amended on September 10, 2013 (the existing Loan Agreement, as amended to date, is referred to herein collectively as the “Credit Facility Agreement”). The amendment to the original Credit Facility Agreement provided for (i) a new $9.0 million term loan (“Term Loan”); and (ii) amendments to the Company’s existing $8.0 million revolving line of credit (“Revolving Loan”).

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under the Term Loan or under the Revolving Loan bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears. Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. The Term Loan matures December 31, 2017, and the maturity date of the Revolving Loan is March 31, 2017. Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under the Term Loan was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balances of the Term Loan and Revolving Loan as of December 31, 2014 were $6.75 million and $5.25 million, respectively.

  The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain a minimum consolidated liquidity, quarterly and annual EBITDA and tangible net worth, with which the Company was in compliance as of December 31, 2014.

7.	Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2019.  The Company’s headquarters are located in Irvine, California and consist of approximately 26,000 square feet of leased office space. The headquarters lease expires July 31, 2017, but the Company retains rights to terminate the lease for the lease year beginning August 1, 2016.  The Company also maintains offices located in Troy, Michigan, which consist of approximately 5,400 square feet of leased office space under a lease that expires  July 31, 2015, with an option to extend the term for an additional one-year term; Tampa, Florida, which consists of approximately 2,800  square feet of leased office space under a lease that expires May 31, 2015; and King of Prussia, Pennsylvania, which consists of approximately 2,600 square feet of leased office space under a lease that expires January 1, 2019.  The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2015	$678
2016	614
Thereafter	442
$1,734

Rent expense included in operating expenses was $0.7 million for both of the years ended December 31, 2014 and 2013.

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

8.       Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”) (the “401(k) Plan”). The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company did not make a contribution in the year ended December 31, 2013.  The Company contribution in the year ended December 31, 2014 was $0.2 million.

9.	Stockholders’ Equity

Stock-Based Incentive Plans

The Company has established several plans that provide for stock-based awards (“Awards”) primarily in the form of stock options and restricted stock awards (“RSAs”). Certain of these plans provide for awards to employees, the Company’s Board of Directors and independent consultants. The Awards were granted under the 1996 Stock Incentive Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan, the 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan, the 2004 Restricted Stock and Option Plan, the 2006 Inducement Stock Option Plan, 2010 Equity Incentive Plan and the 2014 Equity Incentive Plan.  As of June 19, 2014, awards may only be granted under the 2014 Equity Incentive Plan.  An aggregate of 1.1 million shares of Company common stock are reserved for future issuance under the 2014 Equity Incentive Plan at December 31, 2014.

In addition to Awards under the foregoing plans, during the year December 31, 2014 in connection with the acquisition of AutoUSA, the Company granted 40,000 performance-based inducement stock options (“2014 AutoUSA Inducement Options”) to a new employee.  In addition to Awards under the foregoing plans, during the year ended December 31, 2013 in connection with the acquisition of Advanced Mobile, the Company granted 88,641 performance-based inducement stock options (“2013 Advanced Mobile Inducement Options”) to a new employee.  The 2013 Advanced Mobile Inducement Options were allocated in three equal grants of 29,547 options each, with the actual amount of each grant that may be awarded being determined based upon the revenues and gross profit achievement of the Autobytel Mobile business for the years 2014, 2015 and 2016, respectively.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Income and Comprehensive Income as follows:

	Years Ended December 31,
	2014	2013
	(in thousands)
Share-based compensation expense:
Cost of revenues	$69	$50
Sales and marketing	544	153
Technology support	251	206
General and administrative	562	297
Share-based compensation expense	1,426	706

Amount capitalized to internal use software	5	2

Total share-based compensation expense	$1,421	$704

As of December 31, 2014 and December 31, 2013, there was approximately $2.3 million and $0.6 million, respectively, of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 2.0 years.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility and risk-free interest rates. The expected risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. The Company has used historical volatility because it has limited or no options traded on its common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The Company estimates the expected life of options granted based on historical experience, which it believes is representative of future behavior.  The dividend yield is not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The estimated forfeiture rate used is based on historical experience and is adjusted based on actual experience.

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

Awards granted under the Company’s stock option plans, the 2013 Advanced Mobile Inducement Options and 2014 AutoUSA Inducement Options were estimated to have a weighted average grant date fair value per share of $6.86 and $2.57 for the years ended December 31, 2014 and 2013, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2014	2013
Expected volatility	56%	65%
Expected risk-free interest rate	1.4%	0.8%
Expected life (years)	4.3	4.3

A summary of the Company’s outstanding stock options as of December 31, 2014, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2013	1,631,803	$5.59	4.5
Granted	513,750	15.26
Exercised	(134,668)	4.18
Forfeited or expired	(39,616)	28.94
Outstanding at December 31, 2014	1,971,269	$7.73	4.5	$9,274
Vested and expected to vest at December 31, 2014	1,909,670	$7.60	4.5	$9,167
Exercisable at December 31, 2014	1,318,440	$5.11	3.8	$8,346

Service-Based Options.  During the years ended December 31, 2014 and 2013, the Company granted 473,750 and 113,500 service-based stock options, which had weighted average grant date fair values of $6.92 and $2.37, respectively.

Performance-Based Options.  During the year ended December 31, 2014, the Company granted the 2014 AutoUSA Inducement Options, which had a weighted average grant date fair value of $6.08, using a Black-Scholes option pricing model and weighted average exercise price of $13.62.  The 2014 AutoUSA Inducement Options are subject to two vesting requirements and conditions: (i) level of achievement of performance goals based on revenue and gross margin of the Company’s retail dealer services group for 2014 and (ii) service vesting.  Based on the performance of the Company’s retail dealer services group for 2014, all 40,000 of the 2014 AutoUSA Inducement Options were awarded under the performance vesting conditions, with one-third of these options vested on January 21, 2015 and the remainder vesting ratably over twenty four months from that date thereafter.

    During the year ended December 31, 2013, the Company granted 87,177 performance-based stock options (“2013 Performance-Based Options”) to certain employees with a weighted average grant date fair value and exercise price of $2.19 and $4.00, respectively, using a Black-Scholes option pricing model.  The 2013 Performance-Based Options are subject to two vesting requirements and conditions: i) percentage achievement of 2013 revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) goals and ii) service vesting.  Based on the Company’s 2013 revenues and EBITDA performance, 83,398 of the 2013 Performance-Based Options were awarded under the performance vesting condition, with one-third of these awarded options vested on the first anniversary of the grant date and the remainder vesting ratably over twenty four months from that date thereafter.

    During the year ended December 31, 2013, the Company also granted the 2013 Advanced Mobile Inducement Options, which had a weighted average grant date fair value of $3.21, using a Black-Scholes option pricing model and weighted average exercise price of $7.17.  The 2013 Advanced Mobile Inducement Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2014, 2015 and 2016 revenues and gross profit goals for the Autobytel Mobile business and (ii) time vesting.  Of the 29,547 2013 Advanced Mobile Inducement Options originally granted and allocated to the 2014 revenues and gross profit performance of the Autobytel Mobile business, 2,955 of these options were awarded based on the revenues and gross profit achieved by the business for 2014, with one-third of these awarded options vested on January 21, 2015 and the remainder vesting ratably over twenty-four months from that date thereafter. The remaining 26,592 of the 2013 Advanced Mobile Inducement Options allocated to 2014 performance were canceled.

    Market Condition Options

    In 2009, the Company granted 213,650 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $1.75, with a fair market value per option granted of $0.97, using a Black-Scholes option pricing model.  One-third of these options vested on the first anniversary of the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercisable.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercisable (“Market Condition A”).  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercisable (“Market Condition B”). Certain of these options will accelerate vesting upon a change in control of the Company. Market Condition A was achieved during 2009 and Market Condition B was achieved in 2010.   During 2014, 17,431 stock options were exercised related to these market condition options.

    During 2014, 134,668 options were exercised (inclusive of 17,431 market condition stock options exercised during 2014), with an aggregate weighted average exercise price of $4.18.  During 2013, 54,337 options were exercised (inclusive of the 5,879 market condition stock options exercised during 2013), with an aggregate weighted average exercise price of $3.92.  The total intrinsic value of options exercised during 2014 and 2013 was $1.3 million and $60,000, respectively.

Tax Benefit Preservation Plan

The Company’s Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014 (collectively, the “Tax Benefit Preservation Plan”) was adopted by the Company’s Board of Directors to protect stockholder value by preserving the Company’s net operating loss carryovers and other tax attributes that the Tax Benefit Preservation Plan is intended to preserve (“Tax Benefits”).  Under the Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of five Rights for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $75.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.9% or more of the Company’s outstanding common stock or future acquisitions by any existing holder of 4.9% or more of the Company’s outstanding common stock. If a person or group acquires 4.9% or more of the Company’s common stock, all rights holders, except the acquirer, will be entitled to acquire, at the then exercise price of a Right, that number of shares of the Company common stock which, at the time, has a market value of two times the exercise price of the Right. The Rights will expire upon the earliest of: (i) the close of business on May 26, 2017 unless that date is advanced or extended, (ii) the time at which the Rights are redeemed or exchanged under the Tax Benefit Preservation Plan, (iii)  the repeal of Section 382 or any successor statute if the Board determines that the Tax Benefit Preservation Plan is no longer necessary for the preservation of the Company’s Tax Benefits, (iv) the beginning of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward, or (v) such time as the Board determines that a limitation on the use of the Tax Benefits under Section 382 would no longer be material to the Company. The Tax Benefit Preservation Plan was reapproved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders.

Warrant

As part of the acquisition of Cyber on the Cyber Acquisition Date, the Company issued a warrant to purchase 400,000 shares of Company common stock (“Warrant”) at an exercise price of $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Warrant became exercisable on September 16, 2013 and expires on the eighth anniversary of the issuance date.  As of December 31, 2014, the Warrant had not been exercised.  The right to exercise the Warrant is accelerated in the event of a change in control of the Company.  As of the Cyber Acquisition Date the warrant was valued at $3.15 per share for a total value of $1,260,000, which is recorded as additional paid-in-capital.  The Company used an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.

The AutoUSA Warrant issued in connection with the acquisition described in Note 3 was valued at $7.35 per share for a total value of $0.5 million.  The Company used an option pricing model to determine the value of the AutoUSA Warrant.  Key assumptions used in valuing the AutoUSA Warrant are as follows: risk-free rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years.  The AutoUSA Warrant was valued based on long-term stock price volatilities of the Company.  The exercise price of the AutoUSA Warrant is $14.30 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The AutoUSA Warrant becomes exercisable on the third anniversary of the issuance date and expires on the fifth anniversary of the issuance date.  The right to exercise the AutoUSA Warrant is accelerated in the event of a change in control of the Company.

Shares Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2014:

Number of Shares
Stock options outstanding	1,971,269
Authorized for future grants under stock-based incentive plans	1,054,066
Reserved for exercise of Warrants	469,930
Reserved for conversion of promissory notes	1,136,468
Total	4,631,733

10.           Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31:

	2014	2013
	(in thousands)
Current:
Federal	$129	$95
State	150	113
	279	208
Deferred:
Federal	1,714	1,353
State	385	902
	2,099	2,255

Valuation allowance release	(341)	(37,527)

Total income tax expense (benefit)	$2,037	$(35,064)

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Tax provision at U.S. federal statutory rates	34.0%	34.0%
State taxes	2.6	3.5
Federal rate adjustment	—	34.6
State rate adjustment	—	0.5
Deferred tax asset adjustments	6.4	5.9
Non-deductible permanent items	0.4	0.6
Stock options	—	0.4
Other	0.3	0.5
Change in valuation allowance	(6.3)	(1,219.1)
Effective income tax rate	37.4%	(1,139.1%)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$284	$149
Accrued liabilities	1,473	832
Net operating loss carry-forwards	34,473	37,426
Fixed assets	83	111
Intangible assets	744	2,006
Share-based compensation expense	1,566	1,143
Other	286	184
Total gross deferred tax assets	38,909	41,851
Valuation allowance	(6,015)	(6,356)
	32,894	35,495

Deferred tax liabilities:
Tax deductible goodwill	—	(843)
Total gross deferred tax liabilities	—	(843)
Net deferred tax assets	$32,894	$34,652

The Company's deferred taxes related to goodwill have been included in the intangible assets classification for the tax year ended December 31, 2014.

During 2014, management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.  Significant pieces of objective positive evidence evaluated were the cumulative earnings generated over the three-year period ended December 31, 2014 and the Company’s strong future earnings projections.  Based on this evaluation, as of December 31, 2014, the Company reversed $0.3 million of its valuation allowance.  We believe, however, that it is more likely than not that $1.4 million in state net operating loss carryforwards will not be realized.  Accordingly, a valuation allowance has been placed on these state net operating losses.  In addition, included in the NOL deferred tax asset above is approximately $13.5 million and $0.3 million for federal and state, respectively, of deferred tax assets attributable to excess stock option deductions.  Due to a provision within ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) concerning when tax benefits related to excess stock option deductions can be credited to paid-in-capital, the related valuation allowance of $4.6 million cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized.  The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.  The Company follows ASC 740 ordering to determine when such NOL has been realized.

During 2013 management assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets.  Significant pieces of objective positive evidence evaluated were the cumulative earnings generated over the three-year period ended December 31, 2013 and the Company’s strong future earnings projections.  Based on this evaluation, as of December 31, 2013, the Company reversed $37.5 million of its valuation allowance.

At December 31, 2014, the Company had federal and state net operating loss carry-forwards (“NOLs”) of approximately $94.5 million and $59.4 million, respectively.  The federal NOLs expire through 2031 as follows (in millions):

2021	$15.2
2022	1.7
2023	—
2024	4.1
2025	7.7
2026	25.5
2027	15.5
2028	5.2
2029	7.7
2030	10.6
2031	1.3
$94.5

The state NOLs expire through 2031 as follows (in millions):

2015	$6.5
2016	20.6
2017	3.2
2028	2.7
2029	5.8
2030	11.0
2031	1.2
California NOLs	51.0
Other State NOLs	8.4
Total State NOLs	$59.4

Utilization of the net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the IRC, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development credit carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006 and any changes have been reflected in the NOLs presented above as of December 31, 2014.  As a result of an acquisition in 2001, approximately $9.9 million of the NOLs are subject to an annual limitation of approximately $0.5 million per year.

The federal and state NOLs begin to expire in 2021 and 2015, respectively. Approximately $10.8 million and $5.0 million, respectively, of the federal and state net operating loss carry-forwards were incurred by subsidiaries prior to the date of the Company’s acquisition of such subsidiaries. The Company established a valuation allowance of $4.1 million at the date of acquisitions related to these subsidiaries. During 2013, the valuation allowance has been reversed.  The tax benefits associated with the realization of such NOLs will be credited to the provision for income taxes. In addition, federal and state NOLs of approximately $13.5 million and $0.3 million, respectively, relate to stock option deductions. Therefore, once the stock option deductions reduce income taxes payable in the future in accordance with ASC 718, approximately $4.6 million and $0.0 million, respectively, will be credited to stockholders’ equity rather than to income tax benefit.

At December 31, 2014, deferred tax assets exclude approximately $0.9 million and $0.2 million of tax-effected federal and state NOLs pertaining to tax deductions from stock-based compensation. Upon future realization of these benefits, the Company expects to increase additional paid-in capital and reduce income taxes payable. The benefit of excess stock option deductions is not recorded until such time that the deductions reduce income taxes payable. For purposes of determining when the stock options reduce income taxes payable, the Company has adopted the “with and without” approach whereby the Company considers NOLs arising from continuing operations prior to NOLs attributable to excess stock option deductions.

At December 31, 2014, the Company has federal and state research and development tax credit carry-forwards of $0.3 million and $0.2 million, respectively.  The federal credits begin to expire in 2021.  The state credits do not expire.

As of December 31, 2014 and 2013, the Company had unrecognized tax benefits of approximately $0.6 million and $0.6 million, respectively, all of which, if subsequently recognized, would have affected the Company’s tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
	(in thousands)
Balance at January 1,	$636	$636
Additions based on tax positions related to prior years	—	—
Balance at December 31,	$636	$636

The Company files income tax returns in the United States and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2009 (except for the use of tax losses generated prior to 2009 that may be used to offset taxable income in subsequent years). The Company has estimated that $0.1 million of unrecognized tax benefits related to income tax positions may be affected by expiring statutes of limitation within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company accrued $28,000 and $20,000 of interest, respectively, associated with its unrecognized tax benefits in the years ended December 31, 2014 and 2013.

11.	Quarterly Financial Data (Unaudited)

Below is a summary table of the Company’s quarterly data for the years ended December 31, 2014 and December 31, 2013.

	Quarter Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands, except per-share amounts)
Total net revenues	$26,041	$27,364	$25,913	$26,959	$20,693	$21,635	$17,771	$18,261
Gross profit	$10,404	$11,008	$10,316	$10,085	$8,089	$8,809	$6,956	$6,592
Net income	$1,117	$1,124	$801	$370	$36,150	$1,273	$386	$334
Basic earnings per share	$0.12	$0.12	$0.09	$0.04	$4.06	$0.14	$0.04	$0.04
Diluted earnings per share	$0.11	$0.11	$0.08	$0.04	$3.26	$0.13	$0.04	$0.04

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2014	2013
	(in thousands)
Allowance for bad debts:
Beginning balance	$294	$268
Additions	354	92
Write-offs	(158)	(66)
Ending balance	$490	$294
Allowance for customer credits:
Beginning balance	$111	$158
Additions	1,037	511
Write-offs	(868)	(558)
Ending balance	$280	$111
Tax valuation allowance:
Beginning balance	$6,356	$43,883
Charged (credited) to tax expense	(341)	(37,527)
Ending balance	$6,015	$6,356

EXHIBIT INDEX

Number	Description

2.1 ‡
Asset Purchase Agreement dated as of September 30, 2013 by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 001-34761)

2.2 ‡
Membership Interest Purchase Agreement dated as of January 13, 2014 by and among Autobytel Inc., a Delaware corporation, AutoNation, Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2014 (SEC File No. 001-34761) (“January 2014 Form 8-K”)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012; and Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 3, 2013, which is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761)

3.2
Fourth Amended and Restated Bylaws of Autobytel dated October 30, 2014, which is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed with the SEC on November 5, 2014 (SEC File No. 001-34761)

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, which is incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1 ■
Auto-By-Tel Corporation 1996 Stock Incentive Plan and related agreements, which are incorporated herein by reference to Exhibit 10.6 of  Amendment No. 1 to Form S-1 Registration Statement filed with the SEC on February 9, 1999 (SEC File No. 333-70621) (“Amendment No. 1 to S-1 Registration Statement”), as amended by Amendment No. 1 to the Auto-by-Tel Corporation 1996 Stock Incentive Plan, which is incorporated herein by reference to Exhibit (d)(2) to Schedule TO filed with the SEC on December 14, 2001 (SEC File No. 005-58067) (“Schedule TO”); Form of Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan, which is incorporated herein by reference to Exhibit (d)(13) to the Schedule TO; and Form of Non-employee Director Stock Option Agreement pursuant to Auto-by-Tel Corporation 1996 Stock Incentive Plan, which is incorporated herein by reference to Exhibit (d)(19) to the Schedule TO

10.2 ■
Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to S-1 Registration Statement, as amended by Amendment No. 1 to the Autobytel.com Inc. 1998 Stock Option Plan dated September 22, 1999, which is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999 (SEC File No. 000-22239) and Amendment No. 2 to the Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(5) to the Schedule TO; and Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(14) to the Schedule TO

10.3 ■
Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.30 to Amendment No. 1 to S-1 Registration Statement, as amended by Amendment No. 1 to the Autobytel.com Inc. 1999 Stock Option Plan dated September 22, 1999, which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999  (SEC File No. 000-22239); and Amendment No. 2 to the Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(8) to the Schedule TO; Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(15) to the Schedule TO; Form of Performance Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(18) to the Schedule TO; and Form of Outside Director Stock Option Agreement pursuant to the Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 3, 2004 (SEC File No. 000-22239) (“November 3, 2004 Form 8-K”)

10.4 ■
Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8  filed with the SEC on November 1, 1999 (SEC File No. 333-90045), as amended by Amendment No. 1 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(10) to the Schedule TO and Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.86 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239) (“Second Quarter 2009 Form 10-Q”); and Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(16) to the Schedule TO

10.5 ■
Form of Employee Stock Option Agreement pursuant to the Autobytel.com Inc. 1998 Stock Option Plan, the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan and the Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239)

10.6 ■
Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 15, 2000 (SEC File No. 333-39396), as amended by Amendment No. 1 to the Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(12) to the Schedule TO, Amendment No. 2 to the Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002 (SEC File No. 000-22239) and Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.87 to the Second Quarter 2009 Form 10-Q; and Form of Stock Option Agreement pursuant to Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(17) to the Schedule TO

10.7 ■
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.7 to the Post-Effective Amendment to Registration Statement on Form S-8  filed with the SEC on July 31, 2003 (SEC File No. 333-67692), as amended by Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.88 to the Second Quarter 2009 Form 10-Q; and Form of Restricted Stock Award Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239)

10.8 ■ *	Form of Employee Stock Option Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan

10.9 ■
Autobytel Inc. 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on June 28, 2004 (SEC File No. 333-116930)  (“2004 Form S-8”), as amended by Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.89 to the Second Quarter 2009 Form 10-Q; Form of Employee Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.9 to the 2004 Form S-8; Form of Outside Director Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.2 to the November 3, 2004 Form 8-K; Form of Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.65 to the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (SEC File No. 000-22239); Form of Outside Director Stock Option Agreement pursuant to the 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2005 (SEC File No. 000-22239) (“September 2005 Form 8-K”); and Form of Letter Agreement (amending certain stock option agreements with Outside Directors), which is incorporated herein by reference to Exhibit 10.2 to the September 2005 Form 8-K

10.10 ■
Autobytel Inc. 2006 Inducement Stock Option Plan, which is incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-8  filed with the SEC on June 16, 2006 (SEC File No. 333-135076) (“2006 Form S-8”), as amended by Amendment No. 1 to the Autobytel Inc. 2006 Inducement Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.90 to the Second Quarter 2009 Form 10-Q; and Form of Employee Inducement Stock Option Agreement, which is incorporated herein by reference to Exhibit 4.10 to the 2006 Form S-8

10.11 ■
Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 001-34761); Form of Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the Year Ended December 31, 2011 filed with the SEC on March 1, 2012 (SEC File No. 001-34761) (“2011 Form 10-K”); Form of 2013 Performance-Based Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.79 to the Annual Report on Form 10-K for the Year Ended December 31, 2012 filed with the SEC on February 28, 2013 (SEC File No. 001-34761) (“2012 Form 10-K”); Form of 2012 Performance-Based Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.59 to the 2011 Form 10-K; Form of Non-Employee Director Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.60 to the 2011 Form 10-K; and Form of (Management) Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.61 to the 2011 Form 10-K

10.12 ■
Autobytel Inc. 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761); and Form of Stock Option Award Agreement pursuant to the Autobytel Inc. 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed with the SEC on July 31, 2014 (SEC File No. 001-34761)

10.13 ■
Letter Agreement dated October 10, 2006 between the Company and Glenn E. Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009, which are incorporated herein by reference to Exhibit 10.77 to the Annual Report on Form 10-K for the Year Ended December 31, 2008 filed with the SEC on March 13, 2009 (SEC File No. 000-22239) (“2008 Form 10-K”)

10.14 ■
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Glenn E. Fuller, which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239), as amended by Amendment No. 1 to Amended and Restated Severance Agreement dated December 14, 2012 between Autobytel and Glenn E. Fuller, which is incorporated herein by reference to Exhibit 10.73 to the 2012 Form 10-K

10.15 ■
Letter Agreement dated October 4, 2007 between the Company and Curtis E. DeWalt, as amended by Memorandum dated as of December 8, 2008 and Memorandum dated March 1, 2009, which are incorporated herein by reference to Exhibit 10.79 to the 2008 Form 10-K

10.16 ■
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Curtis E. DeWalt, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 9, 2009 (SEC File No. 000-22239), as amended by Amendment No. 1 to Amended and Restated Severance Agreement dated October 19, 2012 between Autobytel and Curtis E. DeWalt, which is incorporated herein by reference to Exhibit 10.72 to the 2012 Form 10-K

10.17 ■
Letter Agreement dated August 6, 2004 between the Company and Wesley Ozima, as amended by Memorandum dated March 1, 2009, which are incorporated herein by reference to Exhibit 10.81 to the 2008 Form 10-K

10.18 ■
Amended and Restated Severance Agreement dated as of November 15, 2008 between the Company and Wesley Ozima, which is incorporated herein by reference to Exhibit 10.82 to the 2008 Form 10-K, as amended by Amendment No. 1 to Amended and Restated Severance Agreement dated October 16, 2012 between Autobytel and Wesley Ozima, which is incorporated herein by reference to Exhibit 10.74 to the 2012 Form 10-K

10.19 ■
Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.92 to the Second Quarter 2009 Form 10-Q

10.20 ■
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.93 to the Second Quarter 2009 Form 10-Q

10.21 ■
Autobytel Inc. 2004 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.94 to the Second Quarter 2009 Form 10-Q

10.22 ■
Form of Amended and Restated Indemnification Agreement between Autobytel and its directors and officers, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761)

10.23 ■
Form of Indemnification Agreement between Autobytel and its directors and officers, which is incorporated herein by reference to Exhibit 10.63 to the Annual Report on Form 10-K for the Year Ended December 31, 2010 filed with the SEC on March 10, 2011 (SEC File No. 001-34761)

10.24
Convertible Subordinated Promissory Note dated September 16, 2010 (Principal Amount $5,000,000) issued by Autobytel to Autotropolis, Inc. and Cyber Ventures, Inc., which is incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed with the SEC on November 7, 2013 (SEC File No. 001-34761) (“Third Quarter 2010 Form 10-Q”)

10.25
Warrant to Purchase 2,000,000 Shares of Autobytel Common Stock dated September 16, 2010 issued by Autobytel to Autotropolis, Inc. and Cyber Ventures, Inc., which is incorporated herein by reference to Exhibit 4.6 to the Third Quarter 2010 Form 10-Q

10.26
Shareholders Agreement dated as of September 16, 2010 by and among Autobytel, Autotropolis, Inc., a Florida corporation, Cyber Ventures, Inc., a Florida corporation, William Ferriolo, Ian Bentley and the Ian Bentley Revocable Trust created U/A/D 3/1/2005, which is incorporated herein by reference to Exhibit 4.7 to the Third Quarter 2010 Form 10-Q

10.27 ■
Letter Agreement dated March 9, 2010 between Autobytel and Kimberly Boren, as amended by Memorandum dated December 21, 2010 and Memorandum dated as of December 1, 2011, which are incorporated herein by reference to Exhibit 10.73 to the 2011 Form 10-K

10.28 ■
Amended and Restated Severance Benefits Agreement dated as of February 25, 2011 between Autobytel and Kimberly Boren, which is incorporated herein by reference to Exhibit 10.74 to the 2011 Form 10-K, as amended by Amendment No. 1 to Amended and Restated Severance Benefits Agreement dated November 14, 2012 between Autobytel and Kimberly Boren, which is incorporated herein by reference to Exhibit 10.70 to the 2012 Form 10-K

10.29 ■
Severance Benefits Agreement dated as of September 17, 2010 between Autobytel and William Ferriolo, which is incorporated herein by reference to Exhibit 10.76 to the 2011 Form 10-K, as amended by Amendment No. 1 to Severance Benefits Agreement dated November 30, 2012 between Autobytel and William Ferriolo, which is incorporated herein by reference to Exhibit 10.77 to the 2012 Form 10-K

10.30 ■
Letter Agreement dated May 21, 2007 between Autobytel and John Steerman, as amended by Memorandum dated March 20, 2009, Memorandum dated September 30, 2009 and Memorandum dated as of December 1, 2011, which are incorporated herein by reference to Exhibit 10.77 to the 2011 Form 10-K

10.31 ■
Severance Agreement dated as of October 1, 2009 between Autobytel and John Steerman, which is incorporated herein by reference to Exhibit 10.78 to the 2011 Form 10-K, as amended by Amendment No. 1 to Severance Agreement dated September 19, 2012 between Autobytel and John D. Steerman, which is incorporated herein by reference to Exhibit 10.75 to the 2012 Form 10-K and Amendment No. 2 to Severance Agreement dated November 7, 2012 between Autobytel and John D. Steerman, which is incorporated herein by reference to Exhibit 10.76 to the 2012 Form 10-K

10.32
Lease Agreement dated April 6, 1997 between The Provider Fund, The Colton Company and Autobytel (“Irvine Lease”), as amended by Amendment No. 12 to Irvine Lease dated February 6, 2009, Amendment No. 13 to Irvine Lease dated March 5, 2009, and Amendment No. 14 to Irvine Lease dated November 29, 2010, which are incorporated herein by reference to Exhibit 10.79 to the 2011 Form 10-K, and Amendment No. 15 to Irvine Lease dated October 31, 2012, which is incorporated herein by reference to Exhibit 10.69 to the 2012 Form 10-K

10.33
Loan Agreement dated as of February 26, 2013 by and between Autobytel Inc., a Delaware corporation, and Union Bank, N.A., a national banking association, as amended by First Amendment to Loan Agreement dated as of September 10, 2013 and Second Amendment to Loan Agreement dated as of January 13, 2014, Security Agreement dated January 13, 2014, Commercial Promissory Note dated January 13, 2014 ($9,000,000 Term Loan), and Commercial Promissory Note dated January 13, 2014 ($8,000,000 Revolving Loan), which are incorporated herein by reference to Exhibit 10.4 to the January 2014 Form 8-K

10.34	Assignment Agreement dated February 26, 2013 by and between Autobytel and Lead Relay, LLC, which is incorporated herein by reference to Exhibit 10.81 to the 2012 Form 10-K

10.35
Convertible Subordinated Promissory Note dated as of January 13, 2014 (Principal Amount $1,000,000.00) issued by Autobytel Inc., a Delaware corporation, to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.1 to the January 2014 Form 8-K

10.36
Warrant to Purchase 69,930 Shares of Autobytel Inc. Common Stock dated as of January 13, 2014 issued by Autobytel Inc., a Delaware corporation, to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.2 to the January 2014 Form 8-K

10.37
Shareholder Registration Rights Agreement dated as of January 13, 2014 by and between Autobytel Inc., a Delaware corporation, and AutoNationDirecet.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.3 to the January 2014 Form 8-K

10.38 ■
Letter Agreement dated September 30, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed with the SEC on November 7, 2013 (“Third Quarter 2013 Form 10-Q”)

10.39 ■	Severance Benefits Agreement dated October 1, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.2 to the Third Quarter 2013 Form 10-Q

10.40 ■	Inducement Stock Option Award Agreement dated September 30, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.3 to the Third Quarter 2013 Form 10-Q

10.41 ■	Inducement Stock Option Award Agreement dated September 30, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.4 to the Third Quarter 2013 Form 10-Q

10.42 ■	Inducement Stock Option Award Agreement dated September 30, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.5 to the Third Quarter 2013 Form 10-Q

10.43 ■
Letter Agreement dated January 13, 2014 between Autobytel Inc. and Phillip DuPree, which is incorporated herein by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the Year Ended December 31, 2013 filed with the SEC on February 20, 2014 (SEC File No. 001-34761) (“2013 Form 10-K”)

10.44 ■	Inducement Stock Option Award Agreement dated January 13, 2014 between Autobytel Inc. and Phillip W. DuPree, which is incorporated by reference to Exhibit 10.87 to the 2013 Form 10-K

10.45 ■	Severance Benefits Agreement dated January 13, 2014 between Autobytel Inc. and Phillip DuPree, which is incorporated herein by reference to Exhibit 10.89 to the 2013 Form 10-K

10.46 ■
Amended and Restated Letter Agreement dated March 31, 2013 between Autobytel Inc. and William Ferriolo, which is incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2014 filed with the SEC on May 1, 2014 (SEC File No. 001-34761)

10.47 ■
Second Amended and Restated Employment Agreement dated as of April 3, 2014 between Autobytel Inc. and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2014 (SEC File No. 001-34761)

21.1*	Subsidiaries of Autobytel Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated February 26, 2015

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated February 26, 2015

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated February 26, 2015

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

■	Management Contract or Compensatory Plan or Arrangement.

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