Form 10-Q
period 2015-03-31
AUTOBYTEL INC
filed 2015-05-07
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of May 4, 2015, there were 10,480,898 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION
		1
ITEM 1.	Financial Statements
		1
	Unaudited Consolidated Condensed Balance Sheets as of March 31, 2015 and December 31, 2014

	Unaudited Consolidated Condensed Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2015 and the Three Months Ended March 31, 2014	2

	Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2015 and the Three Months Ended March 31, 2014	3

	Notes to Unaudited Consolidated Condensed Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors	24

ITEM 6.	Exhibits	25

	Signatures	26

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	March 31,	December 31,
	2015	2014*
Assets
Current assets:
Cash and cash equivalents	$19,322	$20,747
Accounts receivable, net of allowances for bad debts and customer credits of $712 and $770 at March 31, 2015 and December 31, 2014, respectively	18,779	18,311
Deferred tax asset	5,263	5,498
Prepaid expenses and other current assets	512	811
Total current assets	43,876	45,367
Property and equipment, net	2,021	1,904
Investments	3,880	3,880
Intangible assets, net	3,791	4,173
Goodwill	20,948	20,948
Long-term deferred tax asset	27,395	27,396
Other assets	1,062	1,081
Total assets	$102,973	$104,749
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,895	$7,685
Accrued expenses and other current liabilities	6,640	9,495
Convertible note payable	5,000	5,000
Total current liabilities	19,535	22,180
Convertible note payable	1,000	1,000
Term loan payable	6,188	6,750
Borrowings under revolving credit facility	5,250	5,250
Other non-current liabilities	311	311
Total liabilities	32,284	35,491
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 8,880,630 and 8,880,377 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	9	9
Additional paid-in capital	308,848	308,190
Accumulated deficit	(238,168)	(238,941)
Total stockholders’ equity	70,689	69,258
Total liabilities and stockholders’ equity	$102,973	$104,749

* Amounts were derived from audited financial statements

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Lead fees	$24,167	$26,013
Advertising	1,600	673
Other revenues	476	273
Total revenues	26,243	26,959
Cost of revenues	16,145	16,874
Gross profit	10,098	10,085
Operating expenses:
Sales and marketing	3,584	4,017
Technology support	1,831	1,924
General and administrative	3,046	3,022
Depreciation and amortization	485	434
Litigation settlements	(25)	(68)
Total operating expenses	8,921	9,329

Operating income	1,177	756
Interest and other income (expense), net	(147)	(166)
Income before income tax provision	1,030	590
Income tax provision	257	220
Net income and comprehensive income	$773	$370

Basic earnings per common share	$0.09	$0.04

Diluted earnings per common share	$0.07	$0.04

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$773	$370
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	603	527
Provision for bad debts	53	27
Provision for customer credits	174	207
Share-based compensation	653	286
Change in deferred tax asset	236	169
Changes in assets and liabilities:
Accounts receivable	(695)	806
Prepaid expenses and other current assets	299	(42)
Other assets	19	(301)
Accounts payable	210	179
Accrued expenses and other current liabilities	(2,855)	(1,139)
Deferred revenues	—	11
Non-current liabilities	—	(225)
Net cash (used in) provided by operating activities	(530)	875
Cash flows from investing activities:
Purchases of property and equipment	(338)	(256)
Purchase of AutoUSA	—	(10,044)
Net cash used in investing activities	(338)	(10,300)
Cash flows from financing activities:
Borrowings under credit facility	—	1,000
Borrowings under term loan	—	9,000
Payments on term loan borrowings	(562)	(562)
Proceeds from exercise of stock options	5	314
Net cash (used in) provided by financing activities	(557)	9,752
Net (decrease) increase in cash and cash equivalents	(1,425)	327
Cash and cash equivalents, beginning of period	20,747	18,930
Cash and cash equivalents, end of period	$19,322	$19,257

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$45	$67
Cash paid for interest	$171	$110

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

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2014 Form 10-K.

3.  Recent Accounting Pronouncements

Accounting Standards Codification 225-20 “Income Statement – Extraordinary and Unusual Items.”  In January 2015, Accounting Standards Update (“ASU”) No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” was issued.  This ASU eliminates from GAAP the concept of extraordinary items.  Preparers will not have to assess whether a particular event is extraordinary.  However, presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual and infrequently occurring.  The amendments in this ASU are effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided the guidance is applied from the beginning of the fiscal year of adoption.  The Company has not yet selected a transition method nor has it determined the effect of the standard on the ongoing financial reporting.

Accounting Standards Codification 810 “Consolidation.”  In February 2015, ASU No. 2015-02, “Amendments to the Consolidation Analysis” was issued.  This ASU was issued to respond to stakeholders’ concerns about current accounting for consolidation of certain legal entities. The amendments in the ASU 1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, 2) eliminate the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships and 4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period.  The Company has yet to determine if this ASU will be material to the consolidated financial statements.

Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on the ongoing financial reporting.

4.  Acquisition

Acquisition of AutoUSA

On the AutoUSA Acquisition Date, Autobytel acquired all of the issued and outstanding membership interests in AutoUSA.  The Company acquired AutoUSA to expand its reach and influence in the industry by increasing its Dealer network.

The AutoUSA Acquisition Date fair value of the consideration transferred totaled $11.9 million, which consisted of the following:

(in thousands)
Cash (including a working capital adjustment of $44)	$10,044
Convertible subordinated promissory note	1,300
Warrant to purchase 69,930 shares of Company common stock	510
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

The warrant to purchase 69,930 shares of Company common stock issued in connection with the acquisition (“AutoUSA Warrant”) was valued as of the AutoUSA Acquisition Date at $7.35 per share for a total value of $0.5 million.  The Company used an option pricing model to determine the value of the AutoUSA Warrant.  Key assumptions used by the Company's outside valuation consultants in valuing the AutoUSA Warrant are as follows: risk-free rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years.  The AutoUSA Warrant was valued based on long-term stock price volatilities of the Company.  The exercise price of the AutoUSA Warrant is $14.30 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The AutoUSA Warrant becomes exercisable on the third anniversary of the issuance date and expires on the fifth anniversary of the issuance date.  The right to exercise the AutoUSA Warrant is accelerated in the event of a change in control of the Company.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of March 31, 2015.

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

5.  Computation of Basic and Diluted Net Earnings Per Share

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants and common shares issuable upon conversion of convertible notes.  The following are the share amounts utilized to compute the basic and diluted net earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Basic Shares	8,880,450	8,928,400
Weighted average dilutive securities	2,216,293	1,353,938
Dilutive Shares	11,096,743	10,282,338

For the three months ended March 31, 2015, weighted average dilutive securities included dilutive options and the warrant and convertible note issued in connection with the acquisition of Autotropolis, Inc. and Cyber Ventures, Inc. (collectively referred to in this Quarterly Report on Form 10-Q as “Cyber”) described below.  For the three months ended March 31, 2014, weighted average dilutive securities included dilutive options and the Cyber warrant.

For the three months ended March 31, 2015, 1.4 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share.  For the three months ended March 31, 2014, 2.1 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share.

 On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of Company common stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of Company common stock.  The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  The Company may repurchase common stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  The Company funded repurchases and anticipates that the Company would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company’s sole discretion.  The impact of repurchases on the Company’s Tax Benefit Preservation Plan and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, is also a factor that the Company considers in connection with share repurchases.  No shares were repurchased in the quarters ended March 31, 2015 and March 31, 2014.

Warrants.  On September 17, 2010 (“Cyber Acquisition Date”), the Company acquired substantially all of the assets of Cyber.   In connection with the acquisition of Cyber, the Company issued to the sellers a warrant to purchase 400,000 shares of Company common stock (“Cyber Warrant”). The Cyber Warrant was valued at $3.15 per share on the Cyber Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Cyber Warrant was valued based on historical stock price volatilities of the Company and comparable public companies as of the Cyber Acquisition Date.  The exercise price of the Cyber Warrant is $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Cyber Warrant became exercisable on September 16, 2013 and expires on the eighth anniversary of the issuance date.   The Cyber Warrant had not been exercised as of March 31, 2015.

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

6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Share-based compensation expense:
Cost of revenues	$25	$17
Sales and marketing	140	109
Technology support	74	57
General and administrative [1]	417	104
Share-based compensation costs	656	287

Amount capitalized to internal use software	3	1
Total share-based compensation costs	$653	$286

[1] Certain awards were modified in accordance with Curtis DeWalt’s, the Company's former Chief Financial Officer, consulting agreement and their vesting accelerated in accordance with the terms of the applicable option agreements.  The total expense related to these modifications and acceleration of vested awards was approximately $0.2 million in the three months ended March 31, 2015.

Service-Based Options.  The Company granted the following service-based options for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014

Number of service-based options granted	315,050	401,750
Weighted average grant date fair value	$4.65	$7.46
Weighted average exercise price	$10.22	$16.47

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

Performance-based Options.  During the three months ended March 31, 2014, the Company granted 40,000 performance-based inducement stock options in connection with the acquisition of AutoUSA (“2014 AutoUSA Inducement Options”), with a weighted average grant date fair value of $6.08, using a Black-Scholes option pricing model, and weighted average exercise price of $13.62.  The 2014 AutoUSA Inducement Options are subject to two vesting requirements and conditions: (i) level of achievement of performance goals based on revenue and gross margin of the Company’s retail dealer services group and (ii) service based vesting.  Based on the performance of the Company’s retail dealer services group for 2014, all 40,000 of the 2014 AutoUSA Inducement Options were awarded under the performance vesting conditions, with one-third vesting on January 21, 2015 and the remainder vesting ratably over twenty-four months from that date thereafter.  No performance options were granted during the three months ended March 31, 2015.

Market Condition Options.  In 2009, the Company granted 213,650 stock options to substantially all employees with an exercise price of $1.75 and grant date fair value of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vesting ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company’s common stock, which conditions have been satisfied. During the three months ended March 31, 2015, no market condition options were exercised.  During the three months ended March 31, 2014, 10,793 of these market condition stock options were exercised, respectively.

Stock option exercises.  The following stock options were exercised (inclusive of the market condition options exercised above) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Number of stock options exercised	253	73,603
Weighted average exercise price	$7.17	$4.25

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
Dividend yield	—	—
Volatility	56%	56%
Risk-free interest rate	1.2%	1.3%
Expected life (years)	4.4	4.3

7. Investments

    The Company’s investments at March 31, 2015 and December 31, 2014 consisted primarily of investments in SaleMove, Inc., a Delaware corporation (“SaleMove”), and privately-held AutoWeb, Inc., a Delaware corporation (“AutoWeb”).  The investments in SaleMove and AutoWeb are recorded at cost.  Although there is no established market for these investments, the Company evaluated the investments for impairment by comparing them to an estimated fair value and determined that no impairment existed.  To determine the estimated fair value for the investment in SaleMove, the Company analyzed the discounted future cash flows of Autobytel’s sales of SaleMove products.  To determine the estimated fair value for the investment in AutoWeb, the Company analyzed participants in the Series B round of financing in November 2014.  These fair value measurements are based on significant inputs not observable in the market and represent a Level 3 measurement.

    The following table presents the Company’s activity for 2015:

Note
receivable-
Description	current	Investments
(in thousands)
Balance at December 31, 2014	$150	$3,880
Total gains or (losses) (realized or unrealized)	—	—
Purchases	—	—
Sales	—	—
Transfers	—	—
Balance at March 31, 2015	$150	$3,880

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

    In September 2013, the Company entered into a Convertible Note Purchase Agreement in which Autobytel invested $150,000 in SaleMove in the form of a convertible promissory note.  The convertible promissory note accrues interest an annual rate of 6.0%nd is due and payable in full on September 1, 2015 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.  The $150,000 note is classified as an other current asset on the consolidated balance sheet as of March 31, 2015.  In October 2013, the Company entered into an agreement with SaleMove to become the exclusive provider to the automotive industry of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s fifty percent share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  As of December 31, 2014 and 2013, $1.0 million and $0.2 million had been advanced to SaleMove, respectively.  The balance of the advances on the consolidated balance sheet as of March 31, 2015 is $980,000 and is classified as an other long-term asset.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of a convertible promissory note.  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on November 18, 2016 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.  The $400,000 note is classified as an investment on the consolidated balance sheet as of March 31, 2015.

    In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto, Inc. (“GoMoto”) in which Autobytel paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.

8. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Computer software and hardware and capitalized internal use software	$13,290	$12,990
Furniture and equipment	1,275	1,271
Leasehold improvements	957	957
	15,522	15,218
Less – Accumulated depreciation and amortization	(13,501)	(13,314)
Property and equipment, net	$2,021	$1,904

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Mercedes Benz, Smart, Subaru, Toyota, Volkswagen and Volvo), General Motors and Ford Direct. During the first three months of 2015, approximately 30% of the Company’s total revenues were derived from these three customers, and approximately 44%, or $8.6 million of gross accounts receivables, related to these three customers at March 31, 2015.

During the first three months of 2014, approximately 31% of the Company’s total revenues were derived from General Motors, Urban Science Applications and Kia Corporation, and approximately 35%, or $5.7 million of gross accounts receivables, related to these three customers at March 31, 2014.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisitions of Cyber, Advanced Mobile and AutoUSA, the Company identified $9.7 million of intangible assets.  The Company’s intangible assets will be amortized over the following estimated useful lives:

		March 31, 2015			December 31, 2014
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)
Trademarks/trade names/licenses/domains	5 years	$6,574	$(5,692)	$882	$6,574	$(5,594)	$980
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2-5 years	5,074	(2,898)	2,176	5,074	(2,696)	2,378
Employment/non- compete agreements	5 years	700	(541)	159	700	(500)	200
Developed technology	5 years	820	(246)	574	820	(205)	615
		$14,468	$(10,676)	$3,791	$14,468	$(10,295)	$4,173

Amortization expense for the remainder of the year and for the next five years is as follows:

Year	Amortization Expense
(in thousands)
2015	$1,012
2016	942
2017	926
2018	879
2019	32
$3,791

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record impairment related to goodwill as of March 31, 2015 and December 31, 2014.

As of March 31, 2015, goodwill consisted of the following (in thousands):

Goodwill as of December 31, 2014	$20,948
Current year activity	—
Goodwill as of March 31, 2015	$20,948

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Compensation and related costs	$1,827	$5,149
Professional fees and other accrued expenses	3,964	3,383
Amounts due to customers	291	267
Other current liabilities	558	696
Total accrued expenses and other current liabilities	$6,640	$9,495

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

9. Credit Facility

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

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under the Term Loan or under the Revolving Loan bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears. Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. The Term Loan matures on December 31, 2017, and the maturity date of the Revolving Loan is March 31, 2017. Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under the Term Loan was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balances of the Term Loan and Revolving Loan as of March 31, 2015 were $6.2 million and $5.25 million, respectively.

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

11. Income Taxes

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

    The Company’s effective tax rate for the three months ended March 31, 2015 differed from the U.S. federal statutory rate primarily due to unrecognized tax benefits, state income taxes and permanent non-deductible tax items.

    The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.6 million as of March 31, 2015, of which $0.1 million would impact the effective tax rate if recognized.

    The total balance of accrued interest and penalties related to state uncertain tax positions was $12,000 and $28,000 as of March 31, 2015 and December 31, 2014, respectively.  The Company recognizes interest and penalties related to state uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense for the three months ended March 31, 2015 and March 31, 2014.

The Company is subject to taxation in the U.S. and in various state jurisdictions.  Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2011 are not subject to examination by the U.S. Internal Revenue Service.  Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2010 are no longer subject to examination.  The Company is currently under examination by the State of California for the years 2011 and 2012, but does not anticipate any material adjustments.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.  Audit outcomes and the timing of settlements are subject to significant uncertainty.

12. Subsequent Event

    On April 27, 2015, Auto Holdings Ltd., a British Virgin Islands business company (“Auto Holdings”), acquired from Atrop, Inc., a Florida corporation (formerly Autotropolis, Inc.) (“Atrop”), and IBBF Ventures, Inc., a Florida corporation (formerly Cyber Ventures, Inc.) (“IBBF”), the Cyber Convertible Note discussed in Note 8 and the Cyber Warrant discussed in Note 5.

    Upon acquisition of the Cyber Convertible Note and the Cyber Warrant, Auto Holdings converted the entire principal balance of the Cyber Convertible Note at its conversion price of $4.65 per share and fully exercised the Cyber Warrant at its exercise price of $4.65 per share.  Upon conversion of the Cyber Convertible Note and exercise of the Cyber Warrant, the Company issued to Auto Holdings, 1,475,268 shares of the Company’s common stock.  As a result of the conversion and exercise of the Cyber Convertible Note and Cyber Warrant on April 27, 2015, Auto Holdings owns approximately 14.25% of Autobytel’s current issued and outstanding shares.

    Autobytel received approximately $1.9 million in cash as a result of the exercise of the Cyber Warrant.  The Company also removed the liability from the consolidated balance sheet related to the Cyber Convertible Note and increased stockholders’ equity related to the Cyber Convertible Note and receipt of cash from exercise of the Cyber Warrant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

You should read the following discussion of our results of operations and financial condition in conjunction with our unaudited consolidated condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2014 Form 10-K.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2014 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2014 Form 10-K.

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

    Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”).  We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  In addition, in 2011 we began using R.L. Polk & Co., later acquired by IHS, to evaluate the performance quality of all Leads that we send to our customers.  Our Manufacturers, wholesale customers and IHS each match the Leads we deliver to our customers against vehicle sales or registration data to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to our customers. This information allows us to estimate the buy rates for the consumers who submitted our Internally-Generated Leads and our Non-Internally Generated Leads and based on these estimates, to estimate an industry average buy rate. Based on the most current IHS data (which is provided to us only on an aggregated non-personally identifiable basis), we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 18%, which is three times our internal estimate of the industry average buy rate.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

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

For the three months ended March 31, 2015, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:

●	The effect of unemployment on the number of vehicle purchasers;

●	Pricing and purchase incentives for vehicles;

●	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;

●	The impact of gasoline prices on demand for the number and types of vehicles;

●	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;

●	Volatility in spending by Manufacturers and others in their marketing budgets and allocations;

●	The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and margins; and

●	The competitive impact of consolidation in the online automotive referral industry.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

    The following table sets forth certain income statement data for the three-month periods ended March 31, 2015 and 2014 (certain amounts may not calculate due to rounding):

	2015	% of total revenues	2014	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$24,167	92%	$26,013	96%	$(1,846)	(7)%
Advertising	1,600	6	673	3	927	138
Other revenues	476	2	273	1	203	74
Total revenues	26,243	100	26,959	100	(716)	(3)
Cost of revenues	16,145	62	16,874	63	(729)	(4)
Gross profit	10,098	38	10,085	37	13	—
Operating expenses:
Sales and marketing	3,584	14	4,017	15	(433)	(11)
Technology support	1,831	7	1,924	7	(93)	(5)
General and administrative	3,046	11	3,022	11	24	1
Depreciation and amortization	485	2	434	2	51	12
Litigation settlements	(25)	—	(68)	—	43	(63)
Total operating expenses	8,921	34	9,329	35	(408)	(4)
Operating income	1,177	4	756	2	421	56
Interest and other income (expense), net	(147)	—	(166)	(1)	19	(11)
Income before income tax provision	1,030	4	590	1	440	75
Income tax provision	257	1	220	—	37	17
Net income	$773	3%	$370	1%	$403	109%

    Leads.  Purchase request revenues decreased $1.8 million, or 7%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to a decrease in Lead volume from retail new cars as a result of Dealer churn related to the AutoUSA acquisition.

    Advertising. Advertising revenues increased $0.9 million, or 138%, in the first quarter of 2015 compared to the first quarter of 2014 as a result of increased website traffic and monetization of traffic through our relationship with Jumpstart Automotive Group, as well as increased AutoWeb click revenue.

    Other Revenues.  Other revenues increased $0.2 million in the first quarter of 2015 compared to the first quarter of 2014 due to increased sales of the Company’s mobile products and an increase in revenue associated with SaleMove products.

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

    Cost of revenues decreased $0.7 million, or 4%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to a corresponding decrease in Lead volume.

    Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the first quarter of 2015 decreased by $0.4 million, or 11%, compared to the first quarter of 2014 due principally to reduced headcount related expenses.

    Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the first quarter of 2015 decreased by $0.1 million, or 5%, compared to the first quarter of 2014 due to reduced headcount related expenses.

    General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first quarter of 2015 remained relatively flat at $3.0 million from the first quarter of 2014.

    Depreciation and amortization.  Depreciation and amortization expense in the first quarter of 2015 increased $51,000 to $0.5 million compared to the first quarter of 2014 primarily due to the addition of intangible assets related to the acquisition of AutoUSA.

    Litigation settlements.  Payments primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for the first quarter of 2015 were $25,000.

    Interest and other income (expense), net.  Interest and other expense was $0.1 million for the first quarter of 2015 compared to $0.2 million for the first quarter of 2014.

    Income taxes. Income tax expense was $0.3 million in the first quarter of 2015 compared to income tax expense of $0.2 million in the first quarter of 2014.  Income tax expense for the first quarter of 2015 and 2014 differed from the federal statutory rate primarily due to unrecognized tax benefits, state income taxes and permanent non-deductible tax items.

Liquidity and Capital Resources

    The table below sets forth a summary of our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash (used in) provided by operating activities	$(530)	$875
Net cash used in investing activities	(338)	(10,300)
Net cash (used in) provided by financing activities	(557)	9,752

    Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $19.3 million as of March 31, 2015 compared to cash and cash equivalents of $20.7 million as of December 31, 2014.

    On June 7, 2012, we announced that the board of directors had authorized the Company to repurchase up to $2.0 million of Company common stock, and on September 17, 2014 the we announced that the board of directors had approved the repurchase of up to an additional $1.0 million of Company common stock.  The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  We may repurchase common stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  We funded repurchases and anticipates that we would fund future repurchases through the use of available cash. The repurchase authorization does not obligate us to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under our stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at our sole discretion.  The impact of repurchases on our Tax Benefit Preservation Plan and on our use of net operating loss carryovers and other tax attributes if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code is also a factor that we consider in connection with share repurchases.  No shares were repurchased in the quarters ended March 31, 2015 and March 31, 2014.

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

The Term Loan is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under the Term Loan or under the Revolving Loan bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50% (an increase under the existing Revolving Loan from 1.50%), at the option of the Company. Interest under both the Term Loan and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan payable quarterly in arrears. Borrowings under the Term Loan and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. The Term Loan matures December 31, 2017, and the maturity date of the Revolving Loan is March 31, 2017. Borrowings under the Revolving Loan may be used as a source to finance capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under the Term Loan was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of the Term Loan, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balances of the Term Loan and Revolving Loan as of March 31, 2015 were $6.2 million and $5.25 million, respectively.

Net Cash (Used in) Provided by Operating Activities.  Net cash used in operating activities in the three months ended March 31, 2015 of $0.5 million resulted primarily from net income of $0.8 million, as adjusted for non-cash charges to earnings, in addition to cash used to reduce accrued liabilities of $2.9 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2014 and paid in the first three months of 2015 in addition to a $0.7 million increase in our accounts receivable balance related to the timing of payments received from our customers.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities was $0.3 million in the three months ended March 31, 2015 which related to purchases of property and equipment.

Net cash used in investing activities was $10.3 million in the three months ended March 31, 2014 and primarily related to the acquisition of AutoUSA.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities primarily related to payments of $0.6 million made against the Term Loan borrowings in the first three months ended March 31, 2015.

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

Off-Balance Sheet Arrangements

At March 31, 2015, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three months ended March 31, 2015 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2014 Form 10-K.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2014 Form 10-K, may affect our future financial condition and results of operations.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2014 Form 10-K, as supplemented or superseded by the risk factors set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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

Our business and operations are substantially dependent on the performance of our executive officers and key employees.  Each of these executive officers would be difficult to replace.  There is no guarantee that these or any of our other executive officers and key employees will remain employed with us. In some cases, we may be required to severance benefits. The loss of the services of one or more of our executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition.

Item 6.  Exhibits

2.1‡
Asset Purchase Agreement dated as of September 30, 2013 by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 001-34761)

2.2‡
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

AUTOBYTEL INC.

Date: May 7, 2015	By:	/s/ Kimberly S. Boren
Kimberly S. Boren
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 7, 2015	By:	/s/ Wesley Ozima
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

2.2‡
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