Form 10-Q
period 2015-06-30
AUTOBYTEL INC
filed 2015-08-06
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company []
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of August 3, 2015, there were 10,499,719 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of June 30, 2015 and December 31, 2014	1

	Unaudited Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2015 and the Three and Six Months Ended June 30, 2014	2

	Unaudited Consolidated Condensed Statements of Cash Flows for the and Six Months Ended June 30, 2015 and the Six Months Ended June 30, 2014	3

	Notes to Unaudited Consolidated Condensed Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4.	Controls and Procedures	28

	PART II. OTHER INFORMATION

ITEM 6.	Exhibits	29

	Signatures	32

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	June 30,	December 31,
	2015	2014*
Assets
Current assets:
Cash and cash equivalents	$15,975	$20,747
Accounts receivable, net of allowances for bad debts and customer credits of $872 and $770 at June 30, 2015 and December 31, 2014, respectively	27,420	18,311
Deferred tax asset	4,878	5,498
Prepaid expenses and other current assets	3,076	811
Total current assets	51,349	45,367
Property and equipment, net	2,333	1,904
Investments	3,880	3,880
Intangible assets, net	13,669	4,173
Goodwill	32,108	20,948
Long-term deferred tax asset	23,602	27,396
Other assets	1,030	1,081
Total assets	$127,971	$104,749
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,289	$7,685
Accrued expenses and other current liabilities	8,934	9,495
Convertible note payable	—	5,000
Total current liabilities	19,223	22,180
Convertible note payable	1,000	1,000
Term loan payable	20,625	6,750
Borrowings under revolving credit facility	8,000	5,250
Other non-current liabilities	37	311
Total liabilities	48,885	35,491
Commitments and contingencies		—
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 10,499,719 and 8,880,377 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10	9
Additional paid-in capital	316,372	308,190
Accumulated deficit	(237,296)	(238,941)
Total stockholders’ equity	79,086	69,258
Total liabilities and stockholders’ equity	$127,971	$104,749

* Amounts were derived from audited financial statements

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Lead fees	$27,854	$24,835	$52,022	$50,848
Advertising	2,036	764	3,635	1,437
Other revenues	497	314	973	588
Total revenues	30,387	25,913	56,630	52,873
Cost of revenues	18,617	15,597	34,762	32,472
Gross profit	11,770	10,316	21,868	20,401
Operating expenses:
Sales and marketing	3,736	3,725	7,320	7,742
Technology support	2,546	1,993	4,377	3,917
General and administrative	3,208	2,716	6,254	5,738
Depreciation and amortization	604	455	1,089	889
Litigation settlements	(25)	(25)	(50)	(93)
Total operating expenses	10,069	8,864	18,990	18,193

Operating income	1,701	1,452	2,878	2,208
Interest and other income (expense), net	(183)	(175)	(330)	(341)
Income before income tax provision	1,518	1,277	2,548	1,867
Income tax provision	647	476	903	696
Net income and comprehensive income	$871	$801	$1,645	$1,171

Basic earnings per common share	$0.09	$0.09	$0.17	$0.13

Diluted earnings per common share	$0.08	$0.08	$0.16	$0.11

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,645	$1,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,354	1,075
Provision for bad debts	146	116
Provision for customer credits	252	448
Share-based compensation	1,205	655
Change in deferred tax asset	4,414	566
Changes in assets and liabilities:
Accounts receivable	(195)	(491)
Prepaid expenses and other current assets	(1,897)	182
Other assets	(3,667)	(558)
Accounts payable	2,604	1,063
Accrued expenses and other current liabilities	(3,137)	(1,199)
Non-current liabilities	(261)	(225)
Net cash provided by operating activities	2,463	2,803
Cash flows from investing activities:
Purchases of property and equipment	(809)	(547)
Purchase of Dealix/Autotegrity	(25,011)	—
Purchase of AutoUSA	—	(10,044)
Net cash used in investing activities	(25,820)	(10,591)
Cash flows from financing activities:
Borrowings under credit facility	2,750	1,000
Borrowings under term loan	15,000	9,000
Payments on term loan borrowings	(1,125)	(1,125)
Proceeds from exercise of stock options	113	501
Proceeds from exercise of warrant	1,860	—
Payment of contingent fee arrangement	(13)	(38)
Net cash provided by financing activities	18,585	9,338
Net (decrease) increase in cash and cash equivalents	(4,772)	1,550
Cash and cash equivalents, beginning of period	20,747	18,930
Cash and cash equivalents, end of period	$15,975	$20,480

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$189	$168
Cash paid for interest	$370	$242

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

On May 21, 2015 (“Dealix/Autotegrity Acquisition Date”), Autobytel and CDK Global, LLC, a Delaware limited liability company (“CDK”), entered into and consummated a Stock Purchase Agreement in which Autobytel acquired all of the issued and outstanding shares of common stock in Dealix Corporation, a California corporation and subsidiary of CDK, and Autotegrity, Inc., a Delaware corporation and subsidiary of CDK (collectively, “Dealix/Autotegrity”).  Dealix Corporation provides new and used car Leads to automotive dealerships, Dealer groups and Manufacturers, and Autotegrity, Inc. is a consumer Leads acquisition and analytics business.  See Note 4.

On April 27, 2015, Auto Holdings Ltd. (“Auto Holdings”) acquired the $5.0 million convertible subordinated promissory note and the warrant to purchase 400,000 shares of Autobytel common stock issued by the Company in September 2010 in connection with Autobytel’s acquisition of Cyber Ventures, Inc. and Autotropolis, Inc. (collectively referred to as “Cyber”).  Concurrent with the acquisition of the Cyber convertible note (“Cyber Note”) and warrant (“Cyber Warrant”), Auto Holdings converted the Cyber Note and fully exercised the Cyber Warrant at its conversion price of $4.65 per share.  Upon conversion of the Cyber Note, Autobytel issued 1,075,268 shares of its common stock and upon exercise of the Cyber Warrant, it issued an additional 400,000 shares of its common stock.

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

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2014 Form 10-K.

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

Accounting Standards Codification 810 “Consolidation.”  In February 2015, ASU No. 2015-02, “Amendments to the Consolidation Analysis” was issued.  This ASU was issued to respond to stakeholders’ concerns about current accounting for consolidation of certain legal entities. The amendments in the ASU (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period.  The Company has yet to determine if this ASU will be material to the consolidated financial statements.

Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  In April 2015, the FASB proposed deferring the effective date to December 15, 2017 and permitting early adoptions of the standard, but not before the original effective date of December 15, 2016. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

4.  Acquisition

Acquisition of Dealix/Autotegrity

On the Dealix/Autotegrity Acquisition Date, Autobytel acquired all of the issued and outstanding shares of common stock in Dealix/Autotegrity.  Dealix Corporation provides new and used car leads to automotive dealerships, Dealer groups and Manufacturers, and Autotegrity, Inc. is a consumer leads acquisition and analytics business.  The Company acquired Dealix/Autotegrity to further expand its reach and influence in the industry by increasing its Dealer network.

The Dealix/Autotegrity Acquisition Date fair value of the consideration transferred totaled $25.0 million in cash (plus a working capital adjustment of $11,000).

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the Dealix/Autotegrity Acquisition Date.  Because the transaction was completed during the second quarter of 2015, the Company has not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

(in thousands)
Net identifiable assets acquired:
Total tangible assets acquired	$9,664
Total liabilities assumed	2,488
Net identifiable assets acquired	7,176

Definite-lived intangible assets acquired	8,195
Indefinite-lived intangible assets acquired	2,200
Goodwill	7,440
$25,011

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:
	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Non-compete agreement – from CDK	Discounted cash flow (2)	$500	2
Non-compete agreement – key employee	Discounted cash flow (2)	40	1
Customer relationships	Excess of earnings (3)	7,020	10
Trademark/trade names - Autotegrity	Relief from Royalty (4)	120	3
Trademark/trade names – UsedCars.com	Relief from Royalty (4)	2,200	Indefinite
Developed technology	Cost Approach (5)	515	3
Total purchased intangible assets		$10,395

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

(4)	The relief from royalty method is an earnings approach which assesses the royalty savings an entity realizes since it owns the asset and isn’t required to pay a third party a license fee for its use.
(5)	The cost approach estimates the cost required to repurchase or reproduce the intangible assets. The method takes into account technological and economic obsolescence of the technology.

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

The goodwill recognized of $7.4 million was attributable primarily to expected synergies and the assembled workforce of Dealix/Autotegrity.  The Company incurred approximately $0.9 million of acquisition-related costs related to the Dealix/Autotegrity acquisition in the six months ended June 30, 2015, all of which were expensed.  As of June 30, 2015, the Company had $2.0 million due from CDK related to revenue collected by CDK from Dealers on behalf of the Company after the Dealix/Autoegrity Acquisition Date and not yet remitted to Autobytel.  This amount is recorded as an other current asset and was subsequently received by the Company in July 2015.

The following unaudited pro forma information presents the consolidated results of the Company and Dealix/Autotegrity for the three and six months ended June 30, 2014 and June 30, 2015, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2014, are as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$36,802	$39,856	$74,728	$81,925
Net income	$1,442	$921	$3,320	$6,968

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
$11,854

As part of the consideration paid for the acquisition, the Company issued a convertible subordinated promissory note for $1.0 million (“AutoUSA Note”) to the Seller.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company's outside valuation consultants in valuing the AutoUSA Note include a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019.  At any time after January 31, 2017, the holder of the AutoUSA Note may convert all or any part (but in no event in less than 30,600 increments) of the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the AutoUSA Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed:

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

The goodwill recognized of $7.3 million was attributable primarily to expected synergies and the assembled workforce of AutoUSA.  The full amount is expected to be amortizable for income tax purposes.

The Company incurred approximately $1.1 million of acquisition-related costs related to AutoUSA in 2014, all of which were expensed.

5.  Computation of Basic and Diluted Net Earnings Per Share

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants, common shares issuable upon conversion of convertible notes and unvested restricted stock.  The following are the share amounts utilized to compute the basic and diluted net earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic Shares:
Weighted average common shares outstanding	10,017,204	9,000,202	9,451,967	8,964,500
Weighted average unvested restricted stock	(93,407)	—	(46,961)	—
Basic Shares	9,923,797	9,000,202	9,405,006	8,964,500

Diluted Shares:
Basic shares	9,923,797	9,000,202	9,405,006	8,964,500
Weighted average dilutive securities	1,133,317	2,270,593	1,013,759	2,348,322
Diluted Shares	11,057,114	11,270,795	10,418,765	11,312,822

For the three months ended June 30, 2015, weighted average dilutive securities included dilutive options, restricted stock awards and the AutoUSA Warrant.  For the six months ended June 30, 2015, weighted average dilutive securities included dilutive options and restricted stock awards.  For the three and six months ended June 30, 2014, weighted average dilutive securities included dilutive options and the Cyber Warrant and Cyber Note.

For the three and six months ended June 30, 2015, 1.4 million and 1.5 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share, respectively.  For the three and six months ended June 30, 2014, 1.1 million and 1.0 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share, respectively.

 On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of Company common stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of Company common stock.  The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  The Company may repurchase common stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  The Company funded repurchases and anticipates that the Company would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company’s sole discretion.  The impact of repurchases on the Company’s Tax Benefit Preservation Plan and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, is also a factor that the Company considers in connection with share repurchases.  No shares were repurchased in the three and six months ended June 30, 2015 and June 30, 2014, respectively.

Warrants.  On September 17, 2010 (“Cyber Acquisition Date”), the Company acquired substantially all of the assets of Cyber.   In connection with the acquisition of Cyber, the Company issued to the sellers the Cyber Warrant. The Cyber Warrant was valued at $3.15 per share on the Cyber Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Cyber Warrant was valued based on historical stock price volatilities of the Company and comparable public companies as of the Cyber Acquisition Date.  The exercise price of the Cyber Warrant was $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Cyber Warrant was acquired by Auto Holdings and exercised on April 27, 2015, as discussed in Note 1.  Upon exercise of the Cyber Warrant, the Company issued 400,000 shares of Company Common stock and received approximately $1.9 million in cash.

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

6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Share-based compensation expense:
Cost of revenues	$38	$17	$63	$34
Sales and marketing	146	142	287	251
Technology support	153	68	227	125
General and administrative [1]	217	142	634	246
Share-based compensation costs	554	369	1,211	656

Amount capitalized to internal use software	2	1	6	1
Total share-based compensation costs	$552	$368	$1,205	$655

[1]
Certain awards were modified in accordance with the Company’s former Chief Financial Officer’s consulting agreement and their vesting accelerated in accordance with the terms of the applicable option agreements.  The total expense related to these modifications and acceleration of vested awards was approximately $0.2 million in the three months ended March 31, 2015.

Service-Based Options.  The Company granted the following service-based options for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Number of service-based options granted	269,500	—	584,550	401,750
Weighted average grant date fair value	$6.75	$—	$5.62	$7.46
Weighted average exercise price	$14.60	$—	$12.24	$16.47

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

Performance-based Options.  During the six months ended June 30, 2014, the Company granted 40,000 performance-based inducement stock options in connection with the acquisition of AutoUSA (“2014 AutoUSA Inducement Options”), with a weighted average grant date fair value of $6.08, using a Black-Scholes option pricing model, and weighted average exercise price of $13.62.  The 2014 AutoUSA Inducement Options are subject to two vesting requirements and conditions: (i) level of achievement of performance goals based on revenue and gross margin of the Company’s retail dealer services group and (ii) service-based vesting.  Based on the performance of the Company’s retail dealer services group for 2014, all 40,000 of the 2014 AutoUSA Inducement Options were awarded under the performance vesting conditions, with one-third vesting on January 21, 2015 and the remainder vesting ratably over twenty-four months from that date thereafter.  No performance options were granted during the three and six months ended June 30, 2015.

Market Condition Options.  In 2009, the Company granted 213,650 stock options to substantially all employees with an exercise price of $1.75 and grant date fair value of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vesting ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company’s common stock, which conditions have been satisfied. During the three months ended March 31, 2015 no market condition options were exercised.  During the three and six months ended June 30, 2014, 5,000 and 15,793 of these market condition stock options were exercised, respectively.  No market conditions options were exercised in the three and six months ended June 30, 2015.

Stock option exercises.  The following stock options were exercised (inclusive of the market condition options exercised above) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Number of stock options exercised	18,821	45,393	19,074	118,996
Weighted average exercise price	$5.90	$4.11	$5.92	$4.20

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend yield	—	—	—	—
Volatility	57%	—	56%	56%
Risk-free interest rate	1.3%	—	1.3%	1.3%
Expected life (years)	4.4	—	4.4	4.3

Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) during the three months ended June 30, 2015.  The RSAs were granted on April 23, 2015 in connection with the promotion of one of its executive officers.  Of the 125,000 RSAs, 25,000 were service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based restricted stock.  The shares are subject to forfeiture upon the earlier of (such earliest date being referred to as the “Termination Date”) (i) a termination of the executive officer’s employment with the Company; (ii) March 31, 2018; and (iii) other events of forfeiture set forth in the award agreement, subject to the following: (i) the forfeiture restrictions with respect to 50,000 of the restricted shares will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $30.00 per share, and (ii) the forfeiture restrictions with respect to any of the restricted shares that remain subject to forfeiture restrictions will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $45.00 per share.  None of the forfeiture restrictions had lapsed during the three months ended June 30, 2015.

7. Investments

 The Company’s investments at June 30, 2015 and December 31, 2014 consisted primarily of investments in privately-held SaleMove, Inc., a Delaware corporation (“SaleMove”), and privately-held AutoWeb, Inc., a Delaware corporation (“AutoWeb”).  The investments in SaleMove and AutoWeb are recorded at cost.  Although there is no established market for these investments, the Company evaluated the investments for impairment by comparing them to an estimated fair value and determined that no impairment existed.  To determine the estimated fair value for the investment in SaleMove, the Company analyzed the discounted future cash flows of Autobytel’s sales of SaleMove products.  To determine the estimated fair value for the investment in AutoWeb, the Company analyzed participants in the Series B round of financing in November 2014.  These fair value measurements are based on significant inputs not observable in the market and represent a Level 3 measurement.

The following table presents the Company’s activity for 2015:

Note
receivable-
Description	current	Investments
(in thousands)
Balance at December 31, 2014	$150	$3,880
Total gains or (losses) (realized or unrealized)	—	—
Purchases	—	—
Sales	—	—
Transfers	—	—
Balance at June 30, 2015	$150	$3,880

 In September 2013, the Company entered into a Contribution Agreement with AutoWeb pursuant to which Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, assuming conversion of the Series A Preferred Stock into AutoWeb common stock as of this date.  The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500.00, which option expires September 18, 2015. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. Upon the occurrence of a liquidation event (i.e., (i) a liquidation, dissolution or winding up of AutoWeb; a consolidation or merger where AutoWeb is not the surviving entity; a consolidation or merger where AutoWeb is the surviving entity and either (1) the rights of the Series A Preferred Stock are changed, or (2) the Series A Preferred Stock is exchanged for cash, securities or property; or (ii) a sale or transfer of all or substantially all of AutoWeb’s assets), the Series A Preferred Stock is entitled to a liquidation preference of the greater of (i) $1,000 per share (subject to adjustments for stock splits, stock dividends, combinations and recapitalizations); and (ii) the amount that would be distributed with respect to AutoWeb’s common stock, assuming full conversion of the Series A Preferred Stock into common stock.  In November 2014, the Company entered into a Series B Preferred Stock Purchase Agreement with AutoWeb pursuant to which the Company paid $880,394 in exchange for 1,076 shares of AutoWeb Series B Preferred Stock, $0.01 par value per share.  The investments in AutoWeb are recorded at cost because the Company does not have significant influence over AutoWeb.

 In September 2013, the Company entered into a Convertible Note Purchase Agreement in which Autobytel invested $150,000 in SaleMove in the form of a convertible promissory note.  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on September 1, 2015 unless converted prior to such maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.  The $150,000 convertible note is classified as an other current asset on the consolidated balance sheet as of June 30, 2015.  In October 2013, the Company entered into an agreement with SaleMove to become the exclusive provider to the automotive industry of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s fifty percent share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  As of December 31, 2014 and 2013, $1.0 million and $0.2 million had been advanced to SaleMove, respectively.  The balance of the advances on the consolidated balance sheet as of June 30, 2015 is $906,000 and is classified as an other long-term asset.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of a convertible promissory note.  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on November 18, 2016 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.  The $400,000 convertible note is classified as an investment on the consolidated balance sheet as of June 30, 2015.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto, Inc. (“GoMoto”) in which Autobytel paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share. GoMoto provides interactive digital solutions for Dealer showroomss and service centers. The investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.

8. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Computer software and hardware and capitalized internal use software	$13,821	$12,990
Furniture and equipment	1,289	1,271
Leasehold improvements	957	957
	16,067	15,218
Less – Accumulated depreciation and amortization	(13,734)	(13,314)
Property and equipment, net	$2,333	$1,904

The Company periodically reviews long-lived assets to determine if there are any impairment indicators.  The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the Company’s long-lived assets.  If such indicators exist, the Company evaluates the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Should the carrying amount of an asset exceed its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of the fair value of these assets using a discounted cash flow model, which includes assumptions and estimates.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Mercedes Benz, Smart, Subaru, Toyota, Volkswagen and Volvo), General Motors and Ford Direct. During the first six months of 2015, approximately 29% of the Company’s total revenues was derived from these three customers, and approximately 37%, or $10.3 million of gross accounts receivables, related to these three customers at June 30, 2015.

During the first six months of 2014, approximately 28% of the Company’s total revenues was derived from General Motors, Urban Science Applications and Trilogy, Inc., and approximately 39%, or $6.9 million of gross accounts receivables, related to these three customers at June 30, 2014.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisitions of Cyber, Advanced Mobile, AutoUSA and Dealix/Autotegrity, the Company identified $20.1 million of intangible assets.  The Company’s intangible assets will be amortized over the following estimated useful lives:

		June 30, 2015			December 31, 2014
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)
Trademarks/trade names/licenses/domains	5 years - Indefinite	$8,894	$(5,794)	$3,100	$6,574	$(5,594)	$980
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2-10 years	12,093	(3,177)	8,916	5,074	(2,696)	2,378
Employment/non- compete agreements	5 years	1,240	(616)	624	700	(500)	200
Developed technology	1-5 years	1,335	(306)	1,029	820	(205)	615
		$24,862	$(11,193)	$13,669	$14,468	$(10,295)	$4,173

Amortization expense for the remainder of the year and for the next five years is as follows:

Year	Amortization Expense
(in thousands)
2015	$1,232
2016	2,123
2017	1,937
2018	1,663
2019	732
2020 and thereafter	3,782
$11,469

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record impairment related to goodwill as of June 30, 2015 and December 31, 2014.

As of June 30, 2015, goodwill consisted of the following (in thousands):

Goodwill as of December 31, 2014	$20,948
Current year activity	11,160
Goodwill as of June 30, 2015	$32,108

In connection with the Dealix/Autotegrity stock acquisition in Note 4 above, the Company recorded net deferred tax liabilities of $3.7 million and adjusted goodwill by $3.7 million in the quarter ended June 30, 2015.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Compensation and related costs	$2,245	$5,149
Professional fees and other accrued expenses	5,375	3,383
Amounts due to customers	341	267
Other current liabilities	973	696
Total accrued expenses and other current liabilities	$8,934	$9,495

Convertible notes payable.  In connection with the acquisition of Cyber, the Company issued the Cyber Note to the sellers.  The fair value of the Cyber Note as of the Cyber Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company's outside valuation consultants in valuing the Cyber Note included a market yield of 15.0% and stock price volatility of 77.5%.  As the Cyber Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The Cyber Note was acquired by Auto Holdings and was converted by them on April 27, 2015, as discussed in Note 1.  Upon conversion of the Cyber Note, the Company issued 1,075,268 shares of Company common stock and removed the liability from the Consolidated Balance Sheet.

In connection with the acquisition of AutoUSA, the Company issued the AutoUSA Note to the Seller.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company's outside valuation consultants in valuing the AutoUSA Note include a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019.  At any time after January 31, 2017, the holder of the AutoUSA Note may convert all or any part (but in no event in less than 30,600 increments) of the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the AutoUSA Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

9. Credit Facility

On May 20, 2015, the Company entered into a Third Amendment to Loan Agreement (“Credit Facility Amendment”) with MUFG Union Bank, N.A., formerly Union Bank, N.A. (“Union Bank”), amending the Company’s existing Loan Agreement with Union Bank initially entered into on February 26, 2013, as amended on September 10, 2013 and January 13, 2014 (the existing Loan Agreement, as amended to date, is referred to collectively as the “Credit Facility Agreement”).  The Credit Facility Agreement provided for a $9.0 million term loan (“Term Loan 1”).  The Credit Facility Amendment provides for (i) a new $15.0 million term loan (“Term Loan 2”); (ii) the amendment of certain financial covenants in the Credit Facility Agreement; and (iii) amendments to the Company’s existing $8.0 million working capital revolving line of credit (“Revolving Loan”).

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) the London Interbank Offering Rate (“LIBOR”) plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of .10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of June 30, 2015 were $15.0 million and $8.0 million, respectively.

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of June 30, 2015 was $5.6 million.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of June 30, 2015.

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

The Company’s effective tax rate for the three and six months ended June 30, 2015 differed from the U.S. federal statutory rate primarily due to unrecognized tax benefits, state income taxes and permanent non-deductible tax items.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.6 million as of June 30, 2015, of which $0.1 million would impact the effective tax rate if recognized.

The total balance of accrued interest and penalties related to state uncertain tax positions was $14,000 and $28,000 as of June 30, 2015 and December 31, 2014, respectively.  The Company recognizes interest and penalties related to state uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense for the three and six months ended June 30, 2015 and June 30, 2014.

                   In connection with the Dealix/Autotegrity stock acquisition, the Company recorded net deferred tax liabilities of $3.7 million, relating primarily to intangible assets that were acquired.  As a result, our overall deferred tax asset decreased by $3.7 million for the quarter ended June 30, 2015.

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

12. Subsequent Event

In July 2015, the Company converted the $150,000 and $400,000 Sale Move convertible promissory notes described in Note 7 above upon the preferred stock financing by SaleMove.  The promissory notes were converted into 190,997 shares of Series A Preferred Stock, which represented 13.6% of the then current number of SaleMove Series A Preferred shares outstanding.

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

Unless the context otherwise requires, the terms “we”, “us”, “our”, “Autobytel” and “Company” refer to Autobytel Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2014 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated condensed financial statements and the notes thereto in the 2014 Form 10-K.

On May 21, 2015, Autobytel and CDK Global, LLC, A Delaware limited liability company (“CDK”), entered into and consummated a Stock Purchase Agreement in which Autobytel acquired all of the issued and outstanding shares of common stock in Dealix Corporation, a California corporation and subsidiary of CDK, and Autotegrity, Inc., a Delaware corporation and subsidiary of CDK (collectively, “Dealix/Autotegrity”).  Dealix Corporation provides new and used car Leads to automotive dealerships, Dealer groups and Manufacturers, and Autotegrity, Inc. is a consumer Leads acquisition and analytics business.

On April 27, 2015, Auto Holdings Ltd. (“Auto Holdings”) acquired the $5.0 million convertible subordinated promissory note and the warrant to purchase 400,000 shares of Autobytel common stock issued by the Company in September 2010 in connection with Autobytel’s acquisition of Cyber Ventures, Inc. and Autotropolis, Inc. (collectively referred to as “Cyber”).  Concurrent with the acquisition of the Cyber convertible subordinated promissory note (“Cyber Note”) and warrant (“Cyber Warrant”), Auto Holdings converted the Cyber Note and fully exercised the Cyber Warrant at its conversion price of $4.65 per share.  Upon conversion of the Cyber Note, Autobytel issued 1,075,268 shares of its common stock and upon exercise of the Cyber Warrant, it issued an additional 400,000 shares of its common stock.

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

Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”).  We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  In addition, in 2011 we began using R.L. Polk & Co., later acquired by IHS, to evaluate the performance quality of all Leads that we send to our customers.  Our Manufacturers, wholesale customers and IHS each match the Leads we deliver to our customers against vehicle sales or registration data to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to our customers. This information allows us to estimate the buy rates for the consumers who submitted our Internally-Generated Leads and our Non-Internally Generated Leads and based on these estimates, to estimate an industry average buy rate. Based on the most current IHS data (which are provided to us only on an aggregated, non-personally identifiable basis), we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 18%, which is three times our internal estimate of the industry average buy rate.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

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

For the three and six months ended June 30, 2015, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:

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

Results of Operations

 Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table sets forth certain income statement data for the three-month periods ended June 30, 2015 and 2014 (certain amounts may not calculate due to rounding):

	2015	% of total revenues	2014	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$27,854	92%	$24,835	96%	$3,019	12%
Advertising	2,036	7	764	3	1,272	166
Other revenues	497	1	314	1	183	58
Total revenues	30,387	100	25,913	100	4,474	17
Cost of revenues	18,617	61	15,597	60	3,020	19
Gross profit	11,770	39	10,316	40	1,454	14
Operating expenses:
Sales and marketing	3,736	12	3,725	14	11	—
Technology support	2,546	8	1,993	8	553	28
General and administrative	3,208	11	2,716	10	492	18
Depreciation and amortization	604	2	455	2	149	33
Litigation settlements	(25)	—	(25)	—	—	—
Total operating expenses	10,069	33	8,864	34	1,205	14
Operating income	1,701	6	1,452	6	249	17
Interest and other income (expense), net	(183)	(1)	(175)	(1)	(8)	5
Income before income tax provision	1,518	5	1,277	5	241	19
Income tax provision	647	2	476	2	171	36
Net income	$871	3%	$801	3%	$70	9%

Leads.  Lead fees revenues increased $3.0 million, or 12%, in the second quarter of 2015 compared to the second quarter of 2014 primarily due to a major automotive Manufacturer significantly increasing Lead volume coupled with revenues generated as a result of the Dealix/Autotegrity acquisition.

Advertising. Advertising revenues increased $1.3 million, or 166%, in the second quarter of 2015 compared to the second quarter of 2014 as a result of increased website traffic and monetization of traffic through our relationship with Jumpstart Automotive Group, as well as increased AutoWeb click revenue.

Other Revenues.  Other revenues increased $0.2 million in the second quarter of 2015 compared to the second quarter of 2014 due to increased sales of the Company’s mobile products and an increase in revenue associated with SaleMove products.

Cost of Revenues.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of search engine marketing (“SEM”) and fees paid to third parties for data and content, including search engine optimization (“SEO”) activity, included on our websites, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company Websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

Cost of revenues increased $3.0 million, or 19%, in the second quarter of 2015 compared to the second quarter of 2014 primarily due to a corresponding increase in Lead volume and the Dealix/Autotegrity acquisition.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the second quarter of 2015 remained flat at $3.7 million compared to the second quarter of 2014.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the second quarter of 2015 increased by $0.6 million, or 28%, compared to the second quarter of 2014 due to increased headcount related expenses associated with the Dealix/Autotegrity acquisition.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the second quarter of 2015 increased to $3.2 million, or 18% from the second quarter of 2014, due to higher professional fees and headcount-related expenses related to the Dealix/Autotegrity acquisition.

Depreciation and amortization.  Depreciation and amortization expense in the second quarter of 2015 increased $0.1 million to $0.6 million compared to the second quarter of 2014 primarily due to the addition of intangible assets related to the acquisition of Dealix/Autotegrity.

Litigation settlements.  Payments primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for the second quarter of 2015 were $25,000, unchanged from the second quarter of 2014.

Interest and other income (expense), net.  Interest and other expense was $0.2 million for both the second quarter of 2015 and 2014.  Interest expense increased to $193,000 in the second quarter of 2015 from $181,000 from the second quarter of 2014 primarily due to increased borrowings on our term loans and revolving line of credit offset by decreased interest expense related to the Cyber Note.

Income taxes. Income tax expense was $0.6 million in the second quarter of 2015 compared to income tax expense of $0.5 million in the second quarter of 2014.  Income tax expense for the second quarter of 2015 and 2014 differed from the federal statutory rate primarily due to unrecognized tax benefits, state income taxes and permanent non-deductible tax items.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table sets forth certain income statement data for the six-month periods ended June 30, 2015 and 2014 (certain amounts may not calculate due to rounding):

	2015	% of total revenues	2014	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$52,022	92%	$50,848	96%	$1,174	2%
Advertising	3,635	6	1,437	3	2,198	153
Other revenues	973	2	588	1	385	65
Total revenues	56,630	100	52,873	100	3,757	7
Cost of revenues	34,762	61	32,472	61	2,290	7
Gross profit	21,868	39	20,401	39	1,467	7
Operating expenses:
Sales and marketing	7,320	13	7,742	15	(422)	(5)
Technology support	4,377	8	3,917	7	460	12
General and administrative	6,254	11	5,738	11	516	9
Depreciation and amortization	1,089	2	889	2	200	22
Litigation settlements	(50)	—	(93)	—	43	(46)
Total operating expenses	18,990	34	18,193	34	797	4
Operating income	2,878	5	2,208	4	670	30
Interest and other income (expense), net	(330)	—	(341)	(1)	11	(3)
Income before income tax provision	2,548	5	1,867	3	681	36
Income tax provision	903	2	696	1	207	30
Net income	$1,645	3%	$1,171	2%	$474	40%

Leads.  Lead fees revenues increased $1.2 million, or 2%, in the first six months of 2015 compared to the first six months of 2014 primarily due to a major automotive Manufacturer significantly increasing Lead volume coupled with revenues generated as a result of the Dealix/Autotegrity acquisition offset by a decrease in retail new lead volume as a result of churn from AutoUSA Dealers.

Advertising. Advertising revenues increased $2.2 million, or 153%, in the first six months of 2015 compared to the first six months of 2014 as a result of increased website traffic and monetization of traffic through our relationship with Jumpstart Automotive Group, as well as increased AutoWeb click revenue.

Other Revenues.  Other revenues increased $0.4 million in the first six months of 2015 compared to the first six months of 2014 due to increased sales of the Company’s mobile products and an increase in revenue associated with SaleMove products.

Cost of Revenues.  Cost of revenues increased $2.3 million, or 7%, in the first six months of 2015 compared to the first six months of 2014 primarily due to a corresponding increase in Lead volume and the Dealix/Autotegrity acquisition.

Sales and Marketing.  Sales and marketing expense in the first six months of 2015 decreased by $0.4 million, or 5%, compared to the first six months of 2014 due principally to reduced headcount related expenses associated with the AutoUSA acquisition.

Technology Support. Technology support expense in the first six months of 2015 increased by $0.5 million, or 12%, compared to the first six months of 2014 due to increased headcount related expenses associated with the Dealix/Autotegrity acquisition.

General and Administrative. General and administrative expense in the first six months of 2015 increased to $6.3 million, or 9% from the first six months of 2014, due to higher professional fees and headcount-related expenses related to the Dealix/Autotegrity acquisition.

Depreciation and amortization.  Depreciation and amortization expense in the first six months of 2015 increased $0.2 million to $1.1 million compared to the first six months of 2014 primarily due to the addition of intangible assets related to the acquisition of Dealix/Autotegrity.

Litigation settlements.  Payments primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for the first six months of 2015 were $50,000.

Interest and other income (expense), net.  Interest and other expense was $0.3 million for both the first six months of 2015 and 2014.  Interest expense increased to $364,000 in the first six months of 2015 from $353,000 from the first six months of 2014 primarily due to increased borrowings on our term loans and revolving line of credit offset by decreased interest expense related to the Cyber Note.

Income taxes. Income tax expense was $0.9 million in the first six months of 2015 compared to income tax expense of $0.7 million in the first six months of 2014.  Income tax expense for the first six months of 2015 and 2014 differed from the federal statutory rate primarily due to unrecognized tax benefits, state income taxes and permanent non-deductible tax items.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$2,463	$2,803
Net cash used in investing activities	(25,820)	(10,591)
Net cash provided by financing activities	18,585	9,338

Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $16.0 million as of June 30, 2015 compared to cash and cash equivalents of $20.7 million as of December 31, 2014.

  On June 7, 2012, we announced that the board of directors had authorized the Company to repurchase up to $2.0 million of Company common stock, and on September 17, 2014 we announced that the board of directors had approved the repurchase of up to an additional $1.0 million of Company common stock.  The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  We may repurchase common stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  We funded repurchases and anticipate that we would fund future repurchases through the use of available cash. The repurchase authorization does not obligate us to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under our stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at our sole discretion.  The impact of repurchases on our Tax Benefit Preservation Plan and on our use of net operating loss carryovers and other tax attributes if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code is also a factor that we consider in connection with share repurchases.  No shares were repurchased in the three and six months ended June 30, 2015 and 2014, respectively.

Credit Facility and Term Loan.  On May 20, 2015, the Company entered into a Third Amendment to Loan Agreement (“Credit Facility Amendment”) with MUFG Union Bank, N.A., formerly Union Bank, N.A. (“Union Bank”), amending the Company’s existing Loan Agreement with Union Bank initially entered into on February 26, 2013, as amended on September 10, 2013 and January 13, 2014 (the existing Loan Agreement, as amended to date, is referred to collectively as the “Credit Facility Agreement”).  The Credit Facility Agreement provided for a $9.0 million term loan (“Term Loan 1”).  The Credit Facility Amendment provides for (i) a new $15.0 million term loan (“Term Loan 2”); (ii) the amendment of certain financial covenants in the Credit Facility Agreement; and (iii) amendments to the Company’s existing $8.0 million working capital revolving line of credit (“Revolving Loan”).

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) the London Interbank Offering Rate (“LIBOR”) plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of .10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of June 30, 2015 were $15.0 million and $8.0 million, respectively.

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of June 30, 2015 was $5.6 million.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of June 30, 2015.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the six months ended June 30, 2015 of $2.5 million resulted primarily from net income of $1.6 million, as adjusted for non-cash charges to earnings, offset by cash used to reduce accrued liabilities of $3.1 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2014 and paid in the first six months of 2015.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities was $25.8 million in the six months ended June 30, 2015 which primarily related to the acquisition of Dealix/Autotegrity and purchases of property and equipment.

Net cash used in investing activities was $10.6 million in the six months ended June 30, 2014 and primarily related to the acquisition of AutoUSA.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities primarily related to borrowings on our term loans of $15.0 million, borrowings on the Revolving Loan of $2.8 million, proceeds from the exercise of the Cyber Warrant by Auto Holdings of $1.9 million offset by payments of $1.1 million made against the term loan borrowings in the first six months of 2015. In addition, stock options for 19,074 shares of the Company’s common stock were exercised in the first six months of 2015 resulting in $0.1 million cash inflow.

Stock options for 118,996 shares of the Company’s common stock were exercised in the six months ended June 30, 2014 resulting in $0.5 million cash inflow.  We also borrowed $9.0 million and $1.0 million against Term Loan 1 and the Revolving Loan, respectively, to fund the purchase of AutoUSA in the six months ended June 30, 2014.  Payments of $1.1 million were made against Term Loan 1 borrowings in the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

At June 30, 2015, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three and six months ended June 30, 2015 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2014 Form 10-K.

 Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form  10-Q, our disclosure controls and procedures were effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits

2.1‡
Asset Purchase Agreement dated as of September 30, 2013 by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 001-34761)

2.2‡
Membership Interest Purchase Agreement dated as of January 13, 2014 by and among Autobytel Inc., a Delaware corporation, AutoNation, Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2014 (SEC File No. 001-34761)

2.3‡
Stock Purchase Agreement dated as of May 21, 2015 by and among the Company, CDK Global, LLC, a Delaware limited liability company, Dealix Corporation, a California corporation, and Autotegrity, Inc., a Delaware corporation incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761) (“May 2015 Form 8-K”)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012; and Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 3, 2013, which is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761)

3.2
Fourth Amended and Restated Bylaws of Autobytel dated October 30, 2014, which is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed with the SEC on November 5, 2014 (SEC File No. 001-34761)

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1	Third Amendment to Loan Agreement dated as of May 20, 2015 incorporated by reference to Exhibit 10.1 to the May 2015 Form 8-K

10.2	Commercial Promissory Note dated May 20, 2015 ($15,000,000 Term Loan) incorporated by reference to Exhibit 10.2 to the May 2015 Form 8-K

10.3	Commercial Promissory Note dated May 20, 2015 ($8,000,000 Revolving Loan) incorporated by reference to Exhibit 10.3 to the May 2015 Form 8-K

10.4
Restricted Stock Award Agreement dated as of April 23, 2015 between Autobytel Inc. and William Ferriolo pursuant to the Autobytel Inc. 2014 Equity Incentive Plan incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 29, 2015 disclosing an April 23, 2015 event (SEC File No. 001-34761) (“April 23, 2015 Form 8-K”)

10.5
Restricted Stock Award Agreement dated as of April 23, 2015 between Autobytel Inc. and William Ferriolo pursuant to the Autobytel Inc. 2014 Equity Incentive Plan incorporated by reference to Exhibit 10.4 to the April 23, 2015 Form 8-K

10.6	Amended and Restated Employment Agreement dated as of April 23, 2015 between Autobytel Inc. and William Ferriolo Plan incorporated by reference to Exhibit 10.5 to the April 23, 2015 Form 8-K

10.7
Stockholder Agreement dated as of April 27, 2015 by and between Autobytel Inc., Auto Holdings Ltd., Manatee Ventures Inc., a British Virgin Islands business company, Galeb3 Inc., a Florida corporation, Matías de Tezanos and José Vargas incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2015 disclosing an April 27, 2015 event (SEC File No. 001-34761) (“April 27, 2015 Form 8-K”)

10.8	Non-Competition Agreement dated as of April 27, 2015 by and between Autobytel Inc. and AutoWeb, Inc. incorporated by reference to Exhibit 10.2 to the April 27, 2015 Form 8-K

10.9*	Consulting Services Agreement entered into as of April 1, 2015 by and between Autobytel Inc. and Curtis E. DeWalt

10.10*	Employment Offer Letter dated as of May 18, 2015 between Autobytel Inc. and John Vicidomino

10.11*	Severance Benefits Agreement dated May 21, 2015 between Autobytel Inc. and John Vicidomino

10.12*	Employment Offer Letter dated June 18, 2015 between Autobytel Inc. and H. Donald Perkins, Jr.

10.13*	Severance Benefits Agreement dated June 18, 2015 between Autobytel Inc. and H. Donald Perkins, Jr.

10.14*	Inducement Stock Option Award Agreement dated June 18, 2015 between Autobytel Inc. and H. Donald Perkins, Jr.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

AUTOBYTEL INC.

Date: August 6, 2015	By:	/s/ Kimberly S. Boren
Kimberly S. Boren
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 6, 2015	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1‡
Asset Purchase Agreement dated as of September 30, 2013 by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 001-34761)

2.2‡
Membership Interest Purchase Agreement dated as of January 13, 2014 by and among Autobytel Inc., a Delaware corporation, AutoNation, Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2014 (SEC File No. 001-34761)

2.3‡
Stock Purchase Agreement dated as of May 21, 2015 by and among the Company, CDK Global, LLC, a Delaware limited liability company, Dealix Corporation, a California corporation, and Autotegrity, Inc., a Delaware corporation incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761) (“May 2015 Form 8-K”)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012; and Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 3, 2013, which is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761)

3.2
Fourth Amended and Restated Bylaws of Autobytel dated October 30, 2014, which is incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed with the SEC on November 5, 2014 (SEC File No. 001-34761)

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1	Third Amendment to Loan Agreement dated as of May 20, 2015 incorporated by reference to Exhibit 10.1 to the May 2015 Form 8-K

10.2	Commercial Promissory Note dated May 20, 2015 ($15,000,000 Term Loan) incorporated by reference to Exhibit 10.2 to the May 2015 Form 8-K

10.3	Commercial Promissory Note dated May 20, 2015 ($8,000,000 Revolving Loan) incorporated by reference to Exhibit 10.3 to the May 2015 Form 8-K

10.4
Restricted Stock Award Agreement dated as of April 23, 2015 between Autobytel Inc. and William Ferriolo pursuant to the Autobytel Inc. 2014 Equity Incentive Plan incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 29, 2015 disclosing an April 23, 2015 event (SEC File No. 001-34761) (“April 23, 2015 Form 8-K”)

10.5
Restricted Stock Award Agreement dated as of April 23, 2015 between Autobytel Inc. and William Ferriolo pursuant to the Autobytel Inc. 2014 Equity Incentive Plan incorporated by reference to Exhibit 10.4 to the April 23, 2015 Form 8-K

10.6	Amended and Restated Employment Agreement dated as of April 23, 2015 between Autobytel Inc. and William Ferriolo Plan incorporated by reference to Exhibit 10.5 to the April 23, 2015 Form 8-K

10.7
Stockholder Agreement dated as of April 27, 2015 by and between Autobytel Inc., Auto Holdings Ltd., Manatee Ventures Inc., a British Virgin Islands business company, Galeb3 Inc., a Florida corporation, Matías de Tezanos and José Vargas incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 29, 2015 disclosing an April 27, 2015 event (SEC File No. 001-34761) (“April 27, 2015 Form 8-K”)

10.8	Non-Competition Agreement dated as of April 27, 2015 by and between Autobytel Inc. and AutoWeb, Inc. incorporated by reference to Exhibit 10.2 to the April 27, 2015 Form 8-K

10.9*	Consulting Services Agreement entered into as of April 1, 2015 by and between Autobytel Inc. and Curtis E. DeWalt

10.10*	Employment Offer Letter dated as of May 18, 2015 between Autobytel Inc. and John Vicidomino

10.11*	Severance Benefits Agreement dated May 21, 2015 between Autobytel Inc. and John Vicidomino

10.12*	Employment Offer Letter dated June 18, 2015 between Autobytel Inc. and H. Donald Perkins, Jr.

10.13*	Severance Benefits Agreement dated June 18, 2015 between Autobytel Inc. and H. Donald Perkins, Jr.

10.14*	Inducement Stock Option Award Agreement dated June 18, 2015 between Autobytel Inc. and H. Donald Perkins, Jr.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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