Form 10-Q
period 2015-09-30
AUTOBYTEL INC
filed 2015-11-05
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of November 2, 2015, there were 10,499,719 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2015 and December 31, 2014	1

	Unaudited Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and the Three and Nine Months Ended September 30, 2014	2

	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and the Nine Months Ended September 30, 2014	3

	Notes to Unaudited Consolidated Condensed Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4.	Controls and Procedures	30

	PART II. OTHER INFORMATION

ITEM 6.	Exhibits	31

	Signatures	32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	September 30, 2015	December 31, 2014*
Assets
Current assets:
Cash and cash equivalents	$18,798	$20,747
Accounts receivable, net of allowances for bad debts and customer credits of $1,087 and $770 at September 30, 2015 and December 31, 2014, respectively	27,723	18,311
Deferred tax asset	3,616	5,498
Prepaid expenses and other current assets	2,217	811
Total current assets	52,354	45,367
Property and equipment, net	3,099	1,904
Investments	4,060	3,880
Intangible assets, net	12,996	4,173
Goodwill	32,096	20,948
Long-term deferred tax asset	23,615	27,396
Other assets	1,002	1,081
Total assets	$129,222	$104,749
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,564	$7,685
Accrued expenses and other current liabilities	9,934	9,495
Convertible note payable	—	5,000
Current portion of term loan payable	5,250	2,250
Total current liabilities	24,748	24,430
Convertible note payable	1,000	1,000
Long-term portion of term loan payable	14,063	4,500
Borrowings under revolving credit facility	8,000	5,250
Other non-current liabilities	25	311
Total liabilities	47,836	35,491
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 10,499,719 and 8,880,377 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10	9
Additional paid-in capital	317,057	308,190
Accumulated deficit	(235,681)	(238,941)
Total stockholders’ equity	81,386	69,258
Total liabilities and stockholders’ equity	$129,222	$104,749

* Amounts were derived from audited financial statements

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Lead fees	$36,459	$25,880	$88,480	$76,727
Advertising	3,211	1,093	6,846	2,531
Other revenues	505	391	1,479	979
Total revenues	40,175	27,364	96,805	80,237
Cost of revenues	24,878	16,356	59,639	48,828
Gross profit	15,297	11,008	37,166	31,409
Operating expenses:
Sales and marketing	4,109	3,336	11,430	11,078
Technology support	3,574	2,055	7,952	5,971
General and administrative	3,600	3,161	9,854	8,899
Depreciation and amortization	720	483	1,808	1,373
Litigation settlements	(25)	(25)	(75)	(118)
Total operating expenses	11,978	9,010	30,969	27,203

Operating income	3,319	1,998	6,197	4,206
Interest and other income (expense), net	(216)	(177)	(546)	(518)
Income before income tax provision	3,103	1,821	5,651	3,688
Income tax provision	1,488	697	2,391	1,394
Net income and comprehensive income	$1,615	$1,124	$3,260	$2,294

Basic earnings per common share	$0.16	$0.12	$0.33	$0.26

Diluted earnings per common share	$0.14	$0.11	$0.30	$0.22

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,260	$2,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,262	1,650
Provision for bad debts	343	236
Provision for customer credits	716	773
Share-based compensation	1,889	1,025
Change in deferred tax asset	5,663	1,171
Changes in assets and liabilities:
Accounts receivable	(1,159)	(690)
Prepaid expenses and other current assets	(1,217)	3
Other assets	(3,627)	(776)
Accounts payable	1,879	173
Accrued expenses and other current liabilities	(2,137)	331
Non-current liabilities	(261)	(600)
Net cash provided by operating activities	7,611	5,590
Cash flows from investing activities:
Purchases of property and equipment	(1,810)	(925)
Purchase of Dealix/Autotegrity	(25,011)	—
Purchase of AutoUSA	—	(10,044)
Net cash used in investing activities	(26,821)	(10,969)
Cash flows from financing activities:
Borrowings under credit facility	2,750	1,000
Borrowings under term loan	15,000	9,000
Payments on term loan borrowings	(2,437)	(1,687)
Proceeds from exercise of stock options	113	502
Proceeds from exercise of warrant	1,860	—
Payment of contingent fee arrangement	(25)	(50)
Net cash provided by financing activities	17,261	8,765
Net (decrease) increase in cash and cash equivalents	(1,949)	3,386
Cash and cash equivalents, beginning of period	20,747	18,930
Cash and cash equivalents, end of period	$18,798	$22,316

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$329	$279
Cash paid for interest	$659	$445

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

On October 1, 2015 (“AutoWeb Merger Date”), Autobytel entered into and consummated an Agreement and Plan of Merger by and among Autobytel, New Horizon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Autobytel (“Merger Sub”), AutoWeb Inc., a Delaware corporation (“AutoWeb”) and Jose Vargas, in his capacity as Stockholder Representative.  Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly owned subsidiary of Autobytel.  AutoWeb was a privately-owned company providing an automotive search engine that enables Manufacturers and Dealers to optimize advertising campaigns and reach highly-targeted, low funnel car buyers through an auction-based click marketplace.  The Company previously owned approximately 15% of the outstanding shares of AutoWeb, on a fully converted and diluted basis, and accounted for the investment on the cost basis.  See Note 12.

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

On April 27, 2015, Auto Holdings Ltd. (“Auto Holdings”) acquired from Cyber Ventures, Inc. and Autotropolis, Inc. the $5.0 million convertible subordinated promissory note and the warrant to purchase 400,000 shares of Autobytel common stock issued by the Company to Cyber Ventures and Autotropolis in September 2010 in connection with Autobytel’s acquisition of substantially all of the assets of Cyber Ventures and Autotropolis (collectively referred to as “Cyber”).  Concurrent with the acquisition of the Cyber convertible note (“Cyber Note”) and warrant (“Cyber Warrant”), Auto Holdings converted the Cyber Note and fully exercised the Cyber Warrant at its conversion price of $4.65 per share.  As required under the terms of the conversion for the Cyber Note, Autobytel issued 1,075,268 shares of its common stock and under the terms of exercise for the Cyber Warrant, it issued an additional 400,000 shares of its common stock.  Autobytel consented to this transaction.

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

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The consolidated condensed statements of income and comprehensive income and cash flows for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2014 Form 10-K.  Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

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

Accounting Standards Codification 805 “Business Combinations.”  In September 2015, ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” was issued.  This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued.  The Company has yet to determine if this ASU will be material to the consolidated financial statements.

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

The Dealix/Autotegrity Acquisition Date fair value of the consideration transferred totaled $25.0 million in cash (plus a working capital adjustment of $11,000).  The results of operations of Dealix/Autotegrity have been included in the Company’s results of operations since the Dealix/Autotegrity Acquisition Date.

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
$25,011

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Non-compete agreement – from CDK	Discounted cash flow (2)	$500	2
Non-compete agreement – key employee	Discounted cash flow (2)	40	1
Customer relationships	Excess of earnings (3)	7,020	10
Trademark/trade names – Autotegrity	Relief from Royalty (4)	120	3
Trademark/trade names – UsedCars.com	Relief from Royalty (4)	2,200	Indefinite
Developed technology	Cost Approach (5)	515	3
Total purchased intangible assets		$10,395

(1)
Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from such intangible asset. Amortization of intangible assets with definite lives is recognized over the shorter of the respective life of the agreement or the period of time the assets are expected to contribute to future cash flows.

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

The goodwill recognized of $7.4 million was attributable primarily to expected synergies and the assembled workforce of Dealix/Autotegrity.  The Company incurred approximately $0.9 million of acquisition-related costs related to the Dealix/Autotegrity acquisition in the nine months ended September 30, 2015, all of which were expensed.  As of September 30, 2015, the Company had $1.7 million due from CDK related to revenue collected by CDK from Dealers on behalf of the Company after the Dealix/Autotegrity Acquisition Date and not yet remitted to Autobytel.  This amount is recorded as an other current asset as of September 30, 2015.  The Company subsequently received $1.4 million of the amount due from CDK in October 2015.

The following unaudited pro forma information presents the consolidated results of the Company and Dealix/Autotegrity for the three and nine months ended September 30, 2014, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2014, are as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands)
Unaudited pro forma consolidated results:
Revenues	$39,910	$121,836
Net income	$2,263	$9,231

Acquisition of AutoUSA

On the AutoUSA Acquisition Date, Autobytel acquired all of the issued and outstanding membership interests in AutoUSA.  The Company acquired AutoUSA to expand its reach and influence in the industry by increasing its Dealer network.  The results of operations of AutoUSA have been included in the Company’s results of operations since the AutoUSA Acquisition Date.

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

(1)
Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from such intangible asset. Amortization of intangible assets with definite lives is recognized over the shorter of the respective life of the agreement or the period of time the assets are expected to contribute to future cash flows.

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

 5.  Computation of Basic and Diluted Net Earnings Per Share

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants, common shares issuable upon conversion of convertible notes and unvested restricted stock.  The following are the share amounts utilized to compute the basic and diluted net earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Shares:
Weighted average common shares outstanding	10,499,719	9,028,733	9,805,056	8,986,146
Weighted average unvested restricted stock	(125,000)	—	(73,260)	—
Basic Shares	10,374,719	9,028,733	9,731,796	8,986,146

Diluted Shares:
Basic shares	10,374,719	9,028,733	9,731,796	8,986,146
Weighted average dilutive securities	1,164,983	2,070,375	985,944	2,268,894
Diluted Shares	11,539,702	11,099,108	10,717,740	11,255,040

For the three months ended September 30, 2015, weighted average dilutive securities included dilutive options, restricted stock awards and the AutoUSA Warrant and AutoUSA Note.  For the nine months ended September 30, 2015, weighted average dilutive securities included dilutive options, restricted stock awards and the AutoUSA Warrant.  For the three and nine months ended September 30, 2014, weighted average dilutive securities included dilutive options and the Cyber Warrant and Cyber Note.

For the three and nine months ended September 30, 2015, 1.4 million and 1.6 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share, respectively.  For the three and nine months ended September 30, 2014, 1.3 million and 1.1 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share, respectively.

 On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of Company common stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of Company common stock.  The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  The Company may repurchase common stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  The Company funded repurchases and anticipates that the Company would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company’s sole discretion.  The impact of repurchases on the Company’s Tax Benefit Preservation Plan and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, is also a factor that the Company considers in connection with share repurchases.  No shares were repurchased in the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

Warrants.  On September 17, 2010 (“Cyber Acquisition Date”), the Company acquired substantially all of the assets of Cyber.   In connection with the acquisition of Cyber, the Company issued to the sellers the Cyber Warrant. The Cyber Warrant was valued at $3.15 per share on the Cyber Acquisition Date using an option pricing model with the following key assumptions: risk-free rate of 2.3%, stock price volatility of 77.5% and a term of 8.04 years.  The Cyber Warrant was valued based on historical stock price volatilities of the Company and comparable public companies as of the Cyber Acquisition Date.  The exercise price of the Cyber Warrant was $4.65 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The Cyber Warrant was acquired by Auto Holdings and exercised on April 27, 2015, as discussed in Note 1.  Based upon the terms of exercise of the Cyber Warrant, the Company issued 400,000 shares of Company Common stock and received approximately $1.9 million in cash.

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

6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Share-based compensation expense:
Cost of revenues	$43	$18	$106	$52
Sales and marketing	153	149	439	400
Technology support	202	62	429	187
General and administrative (1)	287	142	922	389
Share-based compensation costs	685	371	1,896	1,028

Amount capitalized to internal use software	1	1	7	3
Total share-based compensation costs	$684	$370	$1,889	$1,025

(1)
Certain awards were modified in accordance with the Company’s former Chief Financial Officer’s consulting agreement and their vesting accelerated in accordance with the terms of the applicable option agreements.  The total expense related to these modifications and acceleration of vested awards was approximately $0.2 million in the three months ended March 31, 2015.

Service-Based Options.  The Company granted the following service-based options for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Number of service-based options granted	16,200	59,500	600,750	461,250
Weighted average grant date fair value	$8.12	$3.88	$5.69	$6.99
Weighted average exercise price	$17.42	$8.50	$12.38	$15.44

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

Performance-based Options.  During the nine months ended September 30, 2014, the Company granted 40,000 performance-based inducement stock options in connection with the acquisition of AutoUSA (“2014 AutoUSA Inducement Options”), with a weighted average grant date fair value of $6.08, using a Black-Scholes option pricing model, and weighted average exercise price of $13.62.  The 2014 AutoUSA Inducement Options are subject to two vesting requirements and conditions: (i) level of achievement of performance goals based on revenue and gross margin of the Company’s retail dealer services group and (ii) service-based vesting.  Based on the performance of the Company’s retail dealer services group for 2014, all 40,000 of the 2014 AutoUSA Inducement Options were awarded under the performance vesting conditions, with one-third vesting on January 21, 2015 and the remainder vesting ratably over twenty-four months from that date thereafter.  No performance options were granted during the three and nine months ended September 30, 2015.

Market Condition Options.  In 2009, the Company granted 213,650 stock options to substantially all employees with an exercise price of $1.75 and grant date fair value of $0.97, using a Black-Scholes option pricing model.  One-third of these options cliff vested on the first anniversary following the grant date and the remaining two-thirds vesting ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards were subject to satisfaction of market price conditions for the Company’s common stock, which conditions have been satisfied. No market condition options were exercised in the three and nine months ended September 30, 2015.  During the nine months ended September 30, 2014, 15,793 of these market condition stock options were exercised, respectively.  No market condition options were exercised in the three months ended September 30, 2014.

Stock option exercises.  The following stock options were exercised (inclusive of the market condition options exercised above) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Number of stock options exercised	—	—	19,074	118,996
Weighted average exercise price	$—	$—	$5.92	$4.20

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend yield	—	—	—	—
Volatility	57%	56%	56%	56%
Risk-free interest rate	1.4%	1.5%	1.3%	1.4%
Expected life (years)	4.4	4.3	4.4	4.3

Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) on April 23, 2015 in connection with the promotion of one of its executive officers.  Of the 125,000 RSAs, 25,000 were service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based restricted stock.  The shares are subject to forfeiture upon the earlier of (such earliest date being referred to as the “Termination Date”) (i) a termination of the executive officer’s employment with the Company; (ii) March 31, 2018; and (iii) other events of forfeiture set forth in the award agreement, subject to the following: (i) the forfeiture restrictions with respect to 50,000 of the restricted shares will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $30.00 per share, and (ii) the forfeiture restrictions with respect to any of the restricted shares that remain subject to forfeiture restrictions will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $45.00 per share.  None of the forfeiture restrictions had lapsed during the nine months ended September 30, 2015.

7. Investments

 The Company’s investments at September 30, 2015 and December 31, 2014 consisted primarily of investments in privately-held SaleMove, Inc., a Delaware corporation (“SaleMove”), and privately-held AutoWeb. The investments in SaleMove and AutoWeb are recorded at cost.  Although there is no established market for these investments, the Company evaluated the investments for impairment by comparing them to an estimated fair value and determined that no impairment existed.  To determine the estimated fair value for the investment in SaleMove, the Company analyzed the discounted future cash flows of Autobytel’s sales of SaleMove products.

In September 2013, the Company entered into a Contribution Agreement with AutoWeb pursuant to which Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, assuming conversion of the Series A Preferred Stock into AutoWeb common stock as of September 18, 2013. The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500.00. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. In November 2014, the Company entered into a Series B Preferred Stock Purchase Agreement with AutoWeb pursuant to which the Company paid $880,394 in exchange for 1,076 shares of AutoWeb Series B Preferred Stock, $0.01 par value per share.  The investments in AutoWeb are recorded at cost because prior to the AutoWeb Merger Date, the Company did not have significant influence over AutoWeb.  On the AutoWeb Merger Date, the shares of AutoWeb Series A Preferred Stock, AutoWeb Series B Preferred Stock, and the option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock were cancelled.  See Note 12.

In September 2013, the Company entered into a Convertible Note Purchase Agreement in which Autobytel invested $150,000 in SaleMove in the form of a convertible promissory note (“SaleMove Note 1”).  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on September 1, 2015 unless converted prior to such maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.

 In November 2014, the Company invested an additional $400,000 in SaleMove in the form of a convertible promissory note (“SaleMove Note 2”).  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on November 18, 2016 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.  SaleMove Note 1 and SaleMove Note 2 were converted into 190,997 Series A Preferred Stock in July 2015 upon a preferred stock financing by SaleMove and is classified as a long-term investment on the consolidated balance sheet as of September 30, 2015.

In October 2013, the Company entered into an agreement with SaleMove to become the exclusive provider to the automotive industry of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s fifty percent share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  As of September 30, 2015, $1.0 million had been advanced to SaleMove.  The balance of the advances on the consolidated balance sheet as of September 30, 2015 is $849,000 and is classified as another long-term asset.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto, Inc. (“GoMoto”) in which Autobytel paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  GoMoto provides interactive digital solutions for Dealer showrooms and service centers.  The investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.

8. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Computer software and hardware and capitalized internal use software	$14,798	$12,990
Furniture and equipment	1,306	1,271
Leasehold improvements	965	957
	17,069	15,218
Less – Accumulated depreciation and amortization	(13,970)	(13,314)
Property and equipment, net	$3,099	$1,904

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Scion, Subaru, Toyota, Volkswagen and Volvo), General Motors and Jumpstart Automotive Group. During the first nine months of 2015, approximately 28% of the Company’s total revenues was derived from these three customers, and approximately 35%, or $10.1 million of gross accounts receivables, related to these three customers at September 30, 2015.

During the first nine months of 2014, approximately 28% of the Company’s total revenues was derived from General Motors, Urban Science Applications and Trilogy Smartleads, and approximately 36%, or $6.4 million of gross accounts receivables, related to these three customers at September 30, 2014.

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

		September 30, 2015			December 31, 2014
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)
Trademarks/trade names/licenses/domains	5 years – Indefinite	$8,894	$(5,896)	$2,998	$6,574	$(5,594)	$980
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2-10 years	12,093	(3,554)	8,539	5,074	(2,696)	2,378
Employment/non-compete agreements	5 years	1,240	(726)	514	700	(500)	200
Developed technology	1-5 years	1,335	(390)	945	820	(205)	615
		$24,862	$(11,866)	$12,996	$14,468	$(10,295)	$4,173

Amortization expense for the remainder of the year and for the next five years is as follows:

Year	Amortization Expense
(in thousands)
2015	$560
2016	2,122
2017	1,937
2018	1,663
2019	732
2020	702
$7,716

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record impairment related to goodwill as of September 30, 2015 and December 31, 2014.

As of September 30, 2015, goodwill consisted of the following (in thousands):

Goodwill as of December 31, 2014	$20,948
Acquisition of Dealix/Autotegrity	11,148
Goodwill as of September 30, 2015	$32,096

In connection with the Dealix/Autotegrity stock acquisition in Note 4 above, the Company recorded net deferred tax liabilities of $3.7 million and adjusted goodwill by $3.7 million in the quarter ended June 30, 2015.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Compensation and related costs	$3,247	$5,149
Professional fees and other accrued expenses	5,836	3,383
Amounts due to customers	404	267
Other current liabilities	447	696
Total accrued expenses and other current liabilities	$9,934	$9,495

Convertible notes payable.  In connection with the acquisition of Cyber, the Company issued the Cyber Note to the sellers.  The fair value of the Cyber Note as of the Cyber Acquisition Date was $5.9 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company's outside valuation consultants in valuing the Cyber Note included a market yield of 15.0% and stock price volatility of 77.5%.  As the Cyber Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The Cyber Note was acquired by Auto Holdings and was converted into 1,075,268 shares of Company common stock on April 27, 2015, as discussed in Note 1.  Upon conversion of the Cyber Note, the Company removed the liability from the Consolidated Balance Sheet.

In connection with the acquisition of AutoUSA, the Company issued the AutoUSA Note to the Seller. For information concerning the fair value of the AutoUSA Note, see Note 4.

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

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of September 30, 2015 was $5.1 million.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) the London Interbank Offering Rate (“LIBOR”) plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of .10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of September 30, 2015 were $14.3 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of September 30, 2015.

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

The Company’s effective tax rate for the three and nine months ended September 30, 2015 differed from the U.S. federal statutory rate primarily due to unrecognized tax benefits, state income taxes and permanent non-deductible tax items.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of September 30, 2015, of which $42,000 would impact the effective tax rate if recognized.

The total balance of accrued interest and penalties related to state uncertain tax positions was $9,000 and $28,000 as of September 30, 2015 and December 31, 2014, respectively.  The Company recognizes interest and penalties related to state uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense for the three and nine months ended September 30, 2015 and September 30, 2014.

In connection with the Dealix/Autotegrity stock acquisition, the Company recorded net deferred tax liabilities of $3.7 million, relating primarily to intangible assets that were acquired.  As a result, our overall deferred tax asset decreased by $3.7 million for the quarter ended June 30, 2015.

The Company is subject to taxation in the U.S. and in various state jurisdictions.  Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2012 are not subject to examination by the U.S. Internal Revenue Service.  Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2011 are no longer subject to examination.  The Company is currently under examination by the State of California for the years 2011 and 2012, but does not anticipate any material adjustments.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.  Audit outcomes and the timing of settlements are subject to significant uncertainty.

12. Subsequent Event

        On the AutoWeb Merger Date, Autobytel entered into and consummated an Agreement and Plan of Merger by and among Autobytel, Merger Sub, AutoWeb and Jose Vargas, in his capacity as Stockholder Representative.  Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly owned subsidiary of Autobytel.  The Company previously owned approximately 15% of the outstanding shares of AutoWeb, on a fully converted and diluted basis, and accounted for the investment on the cost basis.  This acquisition represents a business combination achieved in stages (i.e. step acquisition) in accordance with ASC 805-10-25-10.  Per ASC 805-10-25-10, “in a business combination achieved in stages, the acquirer shall remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings.”  The merger consideration consisted of: (i) 168,007 newly issued shares of the Company’s Series B Junior Participating Convertible Preferred Stock, par value $0.001 per share, (ii) warrants to purchase up to 148,240 shares of Series B Preferred Stock, at an exercise price per share of $184.47 (reflecting 10 times the $16.77 closing price of a share of the Company’s common stock, on The Nasdaq Capital Market on September 30, 2015, plus a ten percent (10%) premium and (iii) $279,299 in cash to cancel vested, in-the-money options to acquire shares of AutoWeb common stock.  The number of Series B Preferred Stock and Warrants issued are subject to a post-closing adjustment based on AutoWeb’s working capital as of the closing date of the transaction.

The following unaudited pro forma information presents the consolidated results of the Company and AutoWeb for the three and nine months ended September 30, 2015 and September 30, 2014, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2014, are as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(in thousands)
Unaudited pro forma consolidated results:
Revenues	$40,795	$27,234	$98,545	$80,845
Net income	$1,602	$322	$2,349	$690

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) and Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2014 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of income and comprehensive income and cash flows for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated condensed financial statements and the notes thereto in the 2014 Form 10-K.  Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

On October 1, 2015 (“AutoWeb Merger Date”), Autobytel entered into and consummated an Agreement and Plan of Merger by and among Autobytel, New Horizon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Autobytel (“Merger Sub”), AutoWeb Inc., a Delaware corporation (“AutoWeb”) and Jose Vargas, in his capacity as Stockholder Representative.  Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly owned subsidiary of Autobytel.  AutoWeb was a privately-owned company providing an automotive search engine that enables Manufacturers and Dealers to optimize advertising campaigns and reach highly-targeted, low funnel car buyers through an auction-based click marketplace.  The Company previously owned approximately 15% of the outstanding shares of AutoWeb, on a fully converted and diluted basis, and accounted for the investment on the cost basis.  This acquisition represents a business combination achieved in stages (i.e. step acquisition) in accordance with ASC 805-10-25-10.  Per ASC 805-10-25-10, “in a business combination achieved in stages, the acquirer shall remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings.”

The merger consideration consisted of: (1) 168,007 newly issued shares of the Company’s Series B Junior Participating Convertible Preferred Stock, par value $0.001 per share, of Autobytel (“Series B Preferred Stock”), (2) warrants to purchase up to 148,240 shares of Series B Preferred Stock (“AutoWeb Warrants”), at an exercise price per share of $184.47 (reflecting 10 times the $16.77 closing price of a share of the Company’s common stock on The Nasdaq Capital Market on September 30, 2015, plus a ten percent (10%) premium and (3) $279,299 in cash to cancel vested, in-the-money options to acquire shares of AutoWeb common stock. The number of Series B Preferred Stock and AutoWeb Warrants issued are subject to a post-closing adjustment based on AutoWeb’s working capital as of the closing date of the transaction.

The shares of Series B Preferred Stock are convertible, subject to certain limitations, into 10 shares of the Company’s common stock. All shares will be automatically converted if the stockholder approval required by Section 5635 of the Nasdaq listing rules is obtained. The rights, preferences and privileges of the Series B Preferred Stock, including the terms of conversion and voting, are summarized in Item 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015. The merger agreement contains a covenant that the Company will use all commercially reasonable efforts to secure the approval of the Company’s stockholders necessary to cause the conversion of the Series B Preferred Stock into Common Stock no later than the third annual meeting of the stockholders of Autobytel following October 1, 2015.

The AutoWeb Warrants will become exercisable three years after the closing date, subject to the satisfaction of the following additional vesting conditions: (i) with respect to the first 1/3 of the warrant shares, if at any time after the issuance date of the AutoWeb Warrants and prior to the expiration date of the AutoWeb Warrants the weighted average closing price of the Company’s common stock on The Nasdaq Capital Market for the preceding 30 trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations of the Company’s common stock occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second 1/3 of the warrant shares, if at any time after the issuance date and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last 1/3 of the warrant shares, if at any time after the issuance date and prior to the expiration date the Weighted Average Closing Price is at or above $45.00. The AutoWeb Warrants expire on the seventh anniversary of their issuance date.

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

On April 27, 2015, Auto Holdings Ltd. (“Auto Holdings”) acquired from Cyber Ventures, Inc. and Autotropolis, Inc. the $5.0 million convertible subordinated promissory note and the warrant to purchase 400,000 shares of Autobytel common stock issued by the Company to Cyber Ventures and Autotropolis in September 2010 in connection with Autobytel’s acquisition of substantially all of the assets of Cyber Ventures and Autotropolis (collectively referred to as “Cyber”).  Concurrent with the acquisition of the Cyber convertible note (“Cyber Note”) and warrant (“Cyber Warrant”), Auto Holdings converted the Cyber Note and fully exercised the Cyber Warrant at its conversion price of $4.65 per share.  As required under the terms of the conversion for the Cyber Note, Autobytel issued 1,075,268 shares of its common stock and under the terms of exercise for the Cyber Warrant, it issued an additional 400,000 shares of its common stock.  Autobytel consented to this transaction.

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

Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”).  We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  In addition, in 2011 we began using R.L. Polk & Co., later acquired by IHS, to evaluate the performance quality of all Leads that we send to our customers.  Our Manufacturers, wholesale customers and IHS each match the Leads we deliver to our customers against vehicle sales or registration data to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to our customers. This information allows us to estimate the buy rates for the consumers who submitted our Internally-Generated Leads and our Non-Internally Generated Leads and based on these estimates, to estimate an industry average buy rate. Based on the most current IHS data (which are provided to us only on an aggregated, non-personally identifiable basis), we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 20%, which is three times our internal estimate of the industry average buy rate.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

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

For the three and nine months ended September 30, 2015, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:
  The effect of unemployment on the number of vehicle purchasers;
  Pricing and purchase incentives for vehicles;
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
  The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and margins; and
  The competitive impact of consolidation in the online automotive referral industry.
In addition, our future business, results of operations and financial condition will be affected by our acquisition of AutoWeb, discussed above and in Note 12, Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Results of Operations

 Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table sets forth certain income statement data for the three-month periods ended September 30, 2015 and 2014 (certain amounts may not calculate due to rounding):

	2015	% of total revenues	2014	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$36,459	91%	$25,880	95%	$10,579	41%
Advertising	3,211	8	1,093	4	2,118	194
Other revenues	505	1	391	1	114	29
Total revenues	40,175	100	27,364	100	12,811	47
Cost of revenues	24,878	62	16,356	60	8,522	52
Gross profit	15,297	38	11,008	40	4,289	39
Operating expenses:
Sales and marketing	4,109	10	3,336	12	773	23
Technology support	3,574	9	2,055	7	1,519	74
General and administrative	3,600	9	3,161	12	439	14
Depreciation and amortization	720	2	483	2	237	49
Litigation settlements	(25)	—	(25)	—	—	—
Total operating expenses	11,978	30	9,010	33	2,968	33
Operating income	3,319	8	1,998	7	1,321	66
Interest and other income (expense), net	(216)	—	(177)	—	(39)	22
Income before income tax provision	3,103	8	1,821	7	1,282	70
Income tax provision	1,488	4	697	3	791	113
Net income	$1,615	4%	$1,124	4%	$491	44%

Leads.  Lead fees revenues increased $10.6 million, or 41%, in the third quarter of 2015 compared to the third quarter of 2014 primarily as a result of the Dealix/Autotegrity acquisition coupled with growth across several automotive Manufacturers significantly increasing lead volume demand.

Advertising. Advertising revenues increased $2.1 million, or 194%, in the third quarter of 2015 compared to the third quarter of 2014 as a result of increased website traffic and monetization of traffic through our relationship with Jumpstart Automotive Group, as well as increased click revenue and email campaign revenue.

Other Revenues.  Other revenues increased $0.1 million in the third quarter of 2015 compared to the third quarter of 2014 due to increased sales of the Company’s mobile products and an increase in revenue associated with SaleMove products.

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

Cost of revenues increased $8.5 million, or 52%, in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the Dealix/Autotegrity acquisition and corresponding increase in Lead volume.

Sales and Marketing.  Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the third quarter of 2015 increased $0.8 million, or 23%, compared to the third quarter of 2014 due to headcount related costs, in part associated with the Dealix/Autotegrity acquisition, and an enhanced focus around trade marketing.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the third quarter of 2015 increased by $1.5 million, or 74%, compared to the third quarter of 2014 due to increased headcount related expenses associated with the Dealix/Autotegrity acquisition.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2015 increased $0.4 million, or 14%, compared to the third quarter of 2014 due to increased headcount related expenses and professional fees associated with the Dealix/Autotegrity acquisition.

Depreciation and amortization.  Depreciation and amortization expense in the third quarter of 2015 increased $0.2 million to $0.7 million compared to $0.5 million in the third quarter of 2014 primarily due to the addition of intangible assets related to the acquisition of Dealix/Autotegrity.

Litigation settlements.  Payments primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for the third quarter of 2015 were $25,000, unchanged from the third quarter of 2014.

Interest and other income (expense), net.  Interest and other expense was $0.2 million for both the third quarter of 2015 and 2014.  Interest expense increased to $215,000 in the third quarter of 2015 from $183,000 in the third quarter of 2014 primarily due to increased borrowings on our term loans and revolving line of credit offset by decreased interest expense related to the Cyber Note.

Income taxes. Income tax expense was $1.5 million in the third quarter of 2015 compared to income tax expense of $0.7 million in the third quarter of 2014.  Income tax expense for the third quarter of 2015 and 2014 differed from the federal statutory rate primarily due to unrecognized tax benefits, state income taxes and permanent non-deductible tax items.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table sets forth certain income statement data for the nine-month periods ended September 30, 2015 and 2014 (certain amounts may not calculate due to rounding):

	2015	% of total revenues	2014	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$88,480	91%	$76,727	96%	$11,753	15%
Advertising	6,846	7	2,531	3	4,315	170
Other revenues	1,479	2	979	1	500	51
Total revenues	96,805	100	80,237	100	16,568	21
Cost of revenues	59,639	62	48,828	61	10,811	22
Gross profit	37,166	38	31,409	39	5,757	18
Operating expenses:
Sales and marketing	11,430	12	11,078	14	352	3
Technology support	7,952	8	5,971	7	1,981	33
General and administrative	9,854	10	8,899	11	955	11
Depreciation and amortization	1,808	2	1,373	2	435	32
Litigation settlements	(75)	—	(118)	—	43	(36)
Total operating expenses	30,969	32	27,203	34	3,766	14
Operating income	6,197	6	4,206	5	1,991	47
Interest and other income (expense), net	(546)	—	(518)	—	(28)	5
Income before income tax provision	5,651	6	3,688	5	1,963	53
Income tax provision	2,391	3	1,394	2	997	72
Net income	$3,260	3%	$2,294	3%	$966	42%

Leads.  Lead fees revenues increased $11.8 million, or 15%, in the first nine months of 2015 compared to the first nine months of 2014 primarily due to several automotive Manufacturers significantly increasing Lead volume coupled with revenues generated as a result of the Dealix/Autotegrity acquisition.

Advertising. Advertising revenues increased $4.3 million, or 170%, in the first nine months of 2015 compared to the first nine months of 2014 as a result of increased website traffic and monetization of traffic through our relationship with Jumpstart Automotive Group, as well as increased click revenue and email campaign revenue.

Other Revenues.  Other revenues increased $0.5 million in the first nine months of 2015 compared to the first nine months of 2014 due to increased sales of the Company’s mobile products and an increase in revenue associated with SaleMove products.

Cost of Revenues.  Cost of revenues increased $10.8 million, or 22%, in the first nine months of 2015 compared to the first nine months of 2014 primarily due to a corresponding increase in Lead volume and the Dealix/Autotegrity acquisition.

Sales and Marketing.  Sales and marketing expense in the first nine months of 2015 increased by $0.4 million, or 3%, compared to the first nine months of 2014 due principally to increased headcount related expenses associated with the Dealix/Autotegrity acquisition.

Technology Support. Technology support expense in the first nine months of 2015 increased by $2.0 million, or 33%, compared to the first nine months of 2014 due to increased headcount related expenses associated with the Dealix/Autotegrity acquisition.

General and Administrative. General and administrative expense in the first nine months of 2015 increased by $1.0 million, or 11%, from the first nine months of 2014, due to higher professional fees associated with acquisitions and increased headcount-related expenses.

Depreciation and amortization.  Depreciation and amortization expense in the first nine months of 2015 increased $0.4 million to $1.8 million compared to $1.4 million in the first nine months of 2014 primarily due to the addition of intangible assets related to the acquisition of Dealix/Autotegrity.

Litigation settlements.  Payments primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for the first nine months of 2015 were $75,000.

Interest and other income (expense), net.  Interest and other expense was $0.5 million for both the first nine months of 2015 and 2014.  Interest expense increased to $579,000 in the first nine months of 2015 from $536,000 in the first nine months of 2014 primarily due to increased borrowings on our term loans and revolving line of credit offset by decreased interest expense related to the Cyber Note.

Income taxes. Income tax expense was $2.4 million in the first nine months of 2015 compared to income tax expense of $1.4 million in the first nine months of 2014.  Income tax expense for the first nine months of 2015 and 2014 differed from the federal statutory rate primarily due to unrecognized tax benefits, state income taxes and permanent non-deductible tax items.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$7,611	$5,590
Net cash used in investing activities	(26,821)	(10,969)
Net cash provided by financing activities	17,261	8,765

Our principal sources of liquidity are our cash and cash equivalents balances, as well as our ability to draw down from our credit facility described below.  Our cash and cash equivalents totaled $18.8 million as of September 30, 2015 compared to cash and cash equivalents of $20.7 million as of December 31, 2014.

For information concerning the Company’s previously announced share repurchase authorization, see Note 5, Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of September 30, 2015 was $5.1 million.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) the London Interbank Offering Rate (“LIBOR”) plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of .10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of September 30, 2015 were $14.3 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of September 30, 2015.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the nine months ended September 30, 2015 of $7.6 million resulted primarily from net income of $3.3 million, as adjusted for non-cash charges to earnings.  This was offset by net decreases in working capital, driven by cash used to reduce accrued liabilities of $2.1 million primarily related to the payment of annual incentive compensation amounts and severance accrued in 2014 and paid in the first nine months of 2015 and decreases in other assets.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities was $26.8 million in the nine months ended September 30, 2015 which primarily related to the acquisition of Dealix/Autotegrity and purchases of property and equipment.

Net cash used in investing activities was $11.0 million in the nine months ended September 30, 2014 and primarily related to the acquisition of AutoUSA.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities primarily related to borrowings on our term loans of $15.0 million, borrowings on the Revolving Loan of $2.8 million, proceeds from the exercise of the Cyber Warrant by Auto Holdings of $1.9 million offset by payments of $2.4 million made against the term loan borrowings in the first nine months of 2015. In addition, stock options for 19,074 shares of the Company’s common stock were exercised in the first nine months of 2015 resulting in $0.1 million cash inflow.

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

Off-Balance Sheet Arrangements

At September 30, 2015, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three and nine months ended September 30, 2015 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2014 Form 10-K.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits

2.1‡
Asset Purchase Agreement dated as of September 30, 2013 by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 001-34761)

2.2‡
Membership Interest Purchase Agreement dated as of January 13, 2014 by and among Autobytel Inc., a Delaware corporation, AutoNation, Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2014 (SEC File No. 001-34761)

2.3‡
Stock Purchase Agreement dated as of May 21, 2015 by and among the Company, CDK Global, LLC, a Delaware limited liability company, Dealix Corporation, a California corporation, and Autotegrity, Inc., a Delaware corporation incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761) (“May 2015 Form 8-K”)

2.4‡
Agreement and Plan of Merger dated as of October 1, 2015 by and among Autobytel Inc., a Delaware corporation, New Horizon Acquisition Corp., a Delaware corporation, AutoWeb, Inc., a Delaware corporation, and Jose Vargas, which is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2015 (SEC File No. 001-34761) (“October 2015 Form 8-K”)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012; and Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 3, 2013, which is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761); and Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of Autobytel Inc. dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.1 to the October 2015 Form 8-K

3.2	Fifth Amended and Restated Bylaws of Autobytel Inc. dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.2 to the October 2015 Form 8-K

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1
Amended and Restated Stockholder Agreement dated as of October 1, 2015 by and among Autobytel Inc., a Delaware corporation, Auto Holdings Ltd., a British Virgin Islands business company, Manatee Ventures Inc., a British Virgin Islands business company, Galeb3 Inc., a Florida corporation, Matias de Tezanos, and Jose Vargas, and the other parties set forth on the signature pages thereto, which is incorporated by reference to Exhibit 10.2 to the October 2015 Form 8-K

10.2
Form of Warrant to Purchase Series B Junior Participating Convertible Preferred Stock dated as of October 1, 2015 issued by Autobytel Inc., a Delaware corporation, to the persons listed on Schedule A thereto, which is incorporated herein by reference to Exhibit 10.1 to the October 2015 Form 8-K

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

AUTOBYTEL INC.

Date: November 5, 2015	By:	/s/ Kimberly S. Boren
Kimberly S. Boren
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 5, 2015	By:	/s/ Wesley Ozima
Wesley Ozima
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1‡
Asset Purchase Agreement dated as of September 30, 2013 by and among Autobytel Inc., a Delaware corporation, Advanced Mobile, LLC, a Delaware limited liability company, and Advanced Mobile Solutions Worldwide, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2013 (SEC File No. 001-34761)

2.2‡
Membership Interest Purchase Agreement dated as of January 13, 2014 by and among Autobytel Inc., a Delaware corporation, AutoNation, Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2014 (SEC File No. 001-34761)

2.3‡
Stock Purchase Agreement dated as of May 21, 2015 by and among the Company, CDK Global, LLC, a Delaware limited liability company, Dealix Corporation, a California corporation, and Autotegrity, Inc., a Delaware corporation incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761) (“May 2015 Form 8-K”)

2.4‡
Agreement and Plan of Merger dated as of October 1, 2015 by and among Autobytel Inc., a Delaware corporation, New Horizon Acquisition Corp., a Delaware corporation, AutoWeb, Inc., a Delaware corporation, and Jose Vargas, which is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2015 (SEC File No. 001-34761) (“October 2015 Form 8-K”)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012; and Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 3, 2013, which is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761); and Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of Autobytel Inc. dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.1 to the October 2015 Form 8-K

3.2	Fifth Amended and Restated Bylaws of Autobytel Inc. dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.2 to the October 2015 Form 8-K

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1
Amended and Restated Stockholder Agreement dated as of October 1, 2015 by and among Autobytel Inc., a Delaware corporation, Auto Holdings Ltd., a British Virgin Islands business company, Manatee Ventures Inc., a British Virgin Islands business company, Galeb3 Inc., a Florida corporation, Matias de Tezanos, and Jose Vargas, and the other parties set forth on the signature pages thereto, which is incorporated by reference to Exhibit 10.2 to the October 2015 Form 8-K

10.2
Form of Warrant to Purchase Series B Junior Participating Convertible Preferred Stock dated as of October 1, 2015 issued by Autobytel Inc., a Delaware corporation, to the persons listed on Schedule A thereto, which is incorporated herein by reference to Exhibit 10.1 to the October 2015 Form 8-K

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