Form 10-K
period 2015-12-31
AUTOBYTEL INC
filed 2016-03-10
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of $15.99 for our common stock on The Nasdaq Capital Market on June 30, 2015, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $142 million.

As of March 7, 2016, 10,626,624 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2016 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

-i-

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

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online lead referrals (“Leads”), Dealer marketing products and services, and online advertising and consumer traffic referral programs and mobile products.  Our consumer-facing automotive websites (“Company Websites”), which include our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Vehicle Leads”).  Our AutoWeb pay-per-click advertising marketplace program uses proprietary technology to refer in-market consumer traffic to Dealers and Manufacturer websites.  For consumers who may not be able to secure loans through conventional lending sources, our Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing (“Finance Leads”).  The Company’s mission for consumers is to be “Your Lifetime Automotive Advisor®” by engaging consumers throughout the entire lifecycle of their automotive needs.

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

Significant Business Developments

AutoWeb Acquisition. On October 1, 2015 (“AutoWeb Merger Date”), Autobytel entered into and consummated an Agreement and Plan of Merger by and among Autobytel, New Horizon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Autobytel (“Merger Sub”), AutoWeb Inc., a Delaware corporation (“AutoWeb”), and Jose Vargas, in his capacity as Stockholder Representative.  On the AutoWeb Merger Date, Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly owned subsidiary of Autobytel.  AutoWeb was a privately-owned company providing an automotive search engine that enables Manufacturers and Dealers to optimize advertising campaigns and reach highly-targeted car buyers through a click marketplace.  Prior to the acquisition, the Company owned approximately 15% of the outstanding shares of AutoWeb, on a fully converted and diluted basis, and accounted for the investment on the cost basis.  See Note 3 of the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

AutoWeb brings new technology and practice to Autobytel’s technology team and platform. The AutoWeb technical team has deep roots in automation and multivariate testing that bring to Autobytel the ability to change, update and improve technology more quickly and identify key optimization opportunities, which are focused on driving better conversion and monetization of consumer traffic. A shortened cycle of iteration is accomplished through the use of automated processes taking developed technology through testing and deployment as frequently as daily or even multiple times a day. We believe these added benefits to the Autobytel technology team, platform and practice can bring greater scale and faster time-to-market for key initiatives on a more cost-effective basis than is currently the case.

In connection with the AutoWeb acquisition, Autobytel obtained AutoWeb’s Guatemalan website, software development and operations, which were provided as a contract service provider organization through Endine Enterprises Corp., a British Virgin Islands company and an entity effectively controlled by AutoWeb (“Endine”). We currently plan to terminate this contract service provider arrangement and maintain the forgoing services and operations directly under a wholly-owned, indirect Guatemalan subsidiary of Autobytel that we anticipate will have approximately seventy website, software development and operational employees in Guatemala.

Dealix/Autotegrity Acquisition. On May 21, 2015 (“Dealix/Autotegrity Acquisition Date”), Autobytel and CDK Global, LLC, a Delaware limited liability company (“CDK”), entered into and consummated a Stock Purchase Agreement in which Autobytel acquired all of the issued and outstanding shares of common stock in Dealix Corporation, a California corporation (“Dealix”) and subsidiary of CDK, and Autotegrity, Inc., a Delaware corporation (“Autotegrity”) and subsidiary of CDK (Dealix and Autotegrity are collectively, “Dealix/Autotegrity”).  Dealix Corporation provides new and used car Leads to automotive dealerships, Dealer groups and Manufacturers, and Autotegrity, Inc. is a consumer Leads acquisition and analytics business.  See Note 3 of the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

 Industry Background

      We believe that consumers engaged in the vehicle purchasing process have adopted the internet, primarily because the internet is one of the best methods to easily find the information necessary to make informed buying decisions. Additionally, the internet is a primary tool for consumers to begin communicating with local Dealers regarding vehicle pricing, availability, options and financing. J.D. Power and Associates reported in 2015 that 80% of all U.S. new light vehicle consumer buyers use third party websites for vehicle research. In addition, we believe that many Dealers and all major Manufacturers that market their vehicles in the U.S. use the internet as an efficient way to reach consumers through marketing programs.

      According to Automotive News, U.S. light vehicle sales were 17.5 million in 2015, a 6% increase over 16.5 million vehicles sold in 2014.  J.D. Power and LMC Automotive are forecasting 2016 U.S. light vehicle and retail light-vehicle sales at 17.8 million and 14.5 million, respectively.  We believe an increase in automotive sales should result in increased use of the internet by consumers engaged in the vehicle purchasing process and increased submission of Leads by consumers in 2016.

 Products and Services

Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”). We sell Internally-Generated Leads and Non-Internally-Generated Leads directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Lead distribution industry.  In conjunction with our Lead programs, we also offer Dealers and Manufacturers other products and services, including our iControl by Autobytel®, WebLeads+, Email Marketing Manager, Payment Pro® and Lead Call products and services, to assist them in capturing online, in-market customers and selling more vehicles by improving conversion of Leads to sale transactions. Our AutoWeb pay-per-click advertising marketplace program provides Dealers and Manufacturers with access to what we believe are some of the highest intent car shoppers on the internet.

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

  Our Leads are subject to quality verification that is designed to maintain the high quality of our Leads and increase the Lead buy rates for our Lead customers. Quality verification includes the validation of name, phone number, email address and postal address. Our quality verification also involves proprietary systems as well as arrangements with third party vendors specializing in customer validation. After a Lead has been subjected to quality verification, if we have placement coverage for the Lead within our own Dealer network, we send the Lead to Dealers that sell the type of vehicle requested in the consumer’s geographic area. We also send an email message to the consumer with the Dealer’s name and phone number, and if the Dealer has a dedicated internet manager, the name of that manager. Dealers contact the consumer with a price quote and availability information for the requested vehicle. In addition to sales of Leads directly to Dealers in our network, we also sell Leads wholesale to Manufacturers for delivery to their Dealers and to third parties that have placement coverage for the Lead with their own customers.

  Dealers participate in our retail new Vehicle Lead program by entering into contracts directly with us or through major Dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days’ notice and are non-exclusive. The majority of our retail new Vehicle Lead revenues consists of either a monthly subscription or a per Lead fee paid by Dealers in our network; however, under our pay-per-sale program, we offer a limited number of Dealers in states where we are permitted to charge on a per transaction basis the opportunity to pay a flat per transaction fee for a Lead that results in a vehicle sale. We reserve the right to adjust our fees to retail Dealers upon 30 days’ prior notice at any time during the term of the contract. Manufacturers (directly or through their marketing agencies) and other third parties participate in our wholesale new Vehicle Lead programs generally by entering into agreements where either party has the right to terminate upon prior notice, with the length of time for the notice varying by contract. Revenues from retail new Vehicle Leads accounted for 27%, 32% and 28% of total revenues in 2015, 2014 and 2013, respectively. Revenues from wholesale Leads accounted for 47%, 44% and 51% of total revenues in 2015, 2014 and 2013, respectively.

We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  In addition, we use IHS Inc. (“IHS”), a third party business data and analytics company, to evaluate the performance quality of  Leads that we send to our customers.  Our Manufacturers, wholesale customers and IHS each match the Leads we deliver to our customers against vehicle sales or registration data to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to our customers. This information allows us to estimate the buy rates for the consumers who submitted our Internally-Generated Leads and our Non-Internally Generated Leads and based on these estimates, to estimate an industry average buy rate. Based on the most current IHS data, we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 19%, which is three times our internal estimate of the industry average buy rate.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

In addition, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize by acquiring Leads from us.  We can now optimize the mix of Leads we deliver to our customers based on multiple sources of quality measurements. Also, by reporting the buying behavior of potential consumers, the findings also can help shape improvements to online Lead management, online advertising and dealership sales process training.  By providing actionable data, we are now placing useful information in the hands of our customers.

During 2015, we continued to focus our Dealer acquisition and retention strategies on dealerships to which we could deliver a higher percentage of our Internally-Generated Leads and that are more cost effective for us to support.  We believe this will result in increased vehicle sales for our Dealers and ultimately stronger relationships with us because, based on our evaluation of  the third party performance data discussed above, we believe our Internally-Generated Leads are of  high quality.  We believe that this strategy should allow us to have more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers.  Dealer count is the sum of the number of Dealer franchises subscribing to our new vehicle Leads programs and the sum of the number of Dealer franchises and independent Dealers subscribing to our used vehicle Leads program.  For 2015, we increased the number of our Dealers and ended the year with 14% more Dealers compared to the number of Dealers at year-end 2014. The increase in Dealers was primarily attributable to the acquisition of Dealix.

Used Vehicle Lead Program. Our used Vehicle Lead program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price and, if available, digital images of vehicles that satisfy the consumer’s search parameters.  The consumer can then submit a Lead for additional information regarding a specific vehicle that we then deliver to the Dealer offering the vehicle. In addition to sending Leads directly to Dealers through our Lead delivery system, consumers may choose to contact the Dealer using a toll free number posted next to the vehicle search results. We charge each Dealer that participates in the used Vehicle Lead program a monthly subscription or per Lead fee.  Revenues from used Vehicle Leads accounted for 11%, 12% and 8% of total revenues in 2015, 2014 and 2013, respectively.

Finance Lead Program

Our Finance Lead program is designed to provide consumers who may not be able to secure loans through conventional lending sources the opportunity to obtain vehicle financing and other services from Dealers or financial institutions offering vehicle financing to these consumers. Consumers can submit a request for vehicle financing or submit a credit questionnaire for a credit report or other credit services that are provided by third party providers.  Finance Leads are forwarded to the nearest participating Dealer that offers financing or, if a Dealer is not available, to an institutional automotive finance lender. We charge each Dealer and institutional finance lender that participates in the Finance Lead program a monthly subscription or per Lead fee. Revenues from Finance Leads accounted for 5%, 7% and 8% of total revenues in 2015, 2014 and 2013, respectively.  We have a call center program that consists of telephone surveys of Finance Lead consumers.  The purpose of this program is to evaluate consumer experience with our Dealers and other financing customers and our Finance Lead program and to determine whether or not the consumer purchased a vehicle.  In addition, we inquire about the consumer’s interest in obtaining information or quotes for relevant products and services, including credit report repair and vehicle loan refinancing, offered by third parties.  If the consumer expresses an interest, we refer the consumer to the third party and obtain a referral fee.

Other Dealer Products and Services

In conjunction with our automotive Vehicle Lead programs, we also offer products and services that assist Dealers in connecting with in-market consumers and closing vehicle sales.

iControl by Autobytel®  iControl by Autobytel® is our proprietary technology that allows Dealers many options to filter and control the volume and source of their Vehicle Leads. iControl by Autobytel® can be controlled at the dealership (or by a representative of Autobytel on behalf of the dealership), at the Dealer group level from a web-based, easy-to-use console that makes it quick and simple for dealerships to change their Lead acquisition strategy to adjust for inventory conditions at their stores and broader industry patterns (such as changes in gas prices or changes in consumer demand). From the console, dealerships can easily contract or expand territories and increase, restrict or block specific models and Lead web sources, making it much easier to target inventory challenges and focus marketing resources more efficiently.

We currently have over one-half of our new vehicle Dealers participating in our iControl by Autobytel® product.

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

Payment Pro®.  Payment Pro® is a Dealer website conversion tool based on a third party product that offers consumers real-time online monthly payment information based on an instant qualification process.  The payments are based on the consumer’s credit, the actual vehicle being researched and the Dealer finance rates without requiring the consumer to provide personal information, such as date of birth or social security number.

Mobile Products and Services. We provide Dealers and Manufacturers with a suite of mobile technologies that facilitate communication between Dealers and car buyers on smart phones and tablets at the time, place and in a manner preferred by many consumers.  At the center of this platform is Autobytel’s unique TextShield® product that offers Dealers the ability to connect with consumers using text communication via a secure platform that protects the consumer’s privacy.  In addition, we offer Dealers mobile websites designed to drive consumer engagement with Dealers as well as mobile apps, text message marketing and the ability for consumers to send information to their mobile devices using our “send to phone” product.

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

Advertising Programs

Our Company Websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Company Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our comprehensive automotive segments such as mini-vans or SUVs and offer Manufacturers sponsorship opportunities to assist in their efforts both in terms of customer retention and conquest strategies. Our Company Websites also offer Manufacturers the opportunity to feature their makes and models within highly contextual content. Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information. We believe this transfer of consumers from our Company Websites to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value for the Manufacturer’s marketing programs. Through our agreement with Jumpstart Automotive Group (“Jumpstart”), Jumpstart sells our fixed placement advertising across our Company Websites to automotive advertisers. Jumpstart currently reaches 21.0 million unique visitors per month and works with every major automotive Manufacturer across its portfolio of digital publishers.  We also offer a direct marketing platform that enables Manufacturers to selectively target in-market consumers during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during their purchase cycle.

Our AutoWeb product is our pay-per-click advertising marketplace program. The AutoWeb program proprietary technology analyzes web traffic and adjusts advertiser costs based on traffic quality and content.

Advertising revenues, including direct marketing, accounted for 8%, 4% and 4% of total revenues in 2015, 2014 and 2013, respectively.

Strategy

Our goal is to garner a larger share of the billions of dollars spent annually by Dealers and Manufacturers on automotive marketing services.  We plan to achieve this objective through the following principal strategies:

Increasing Traffic to our Company Websites.  Traffic to our Company Websites is obtained through a variety of sources and methods, including direct navigation to our Company Websites, natural search (search engine optimization or “SEO”, which is the practice of optimizing keywords in website content to drive traffic to a website), paid search (search engine marketing, or “SEM,” which is the practice of bidding on keywords on search engines to drive traffic to a website), direct marketing and partnering with other website publishers that provide links to our websites.  Traffic to our Company Websites is monetized primarily though the creation of Vehicle Leads that are delivered to our Dealer and Manufacturer customers to help them market and sell new and used vehicles, and through the sale of advertising space on our Company Websites.  We plan to increase revenues from our Company Websites by:

●
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

●
Increasing traffic acquisition activities.  We plan to increase the traffic to our Company Websites through enhancements to our Company Websites and effective SEO and SEM traffic acquisition activities.  Our goal is that over time, paid traffic such as SEM will be balanced by greater visitation from direct navigation and SEO, which we expect to result in increased gross profit margins.

●
Continuing to enhance the quality and user experience of our Company Websites.  We continuously make enhancements to our Company Websites, including enhancements of the design and functionality of our Company Websites.  These enhancements are intended to position our Company Websites as comprehensive best in class destinations for automotive purchase research by consumers.

●
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

Increasing Lead Sales to Our Dealer Customers. Sales of Vehicle Leads to our Dealer network constitute a significant source of our revenues.  Our goal is to continue to increase the number of Vehicle Leads sold to our retail Dealer customers by:

●	increasing the quality of the Vehicle Leads sold to our Dealers,
●	increasing the number of Dealers in our Dealer network,
●	reducing Dealer churn in our Dealer network,
●	providing customizable Lead programs to meet our Dealers’ unique marketing requirements,
●	providing additional value added marketing services that help Dealers more effectively utilize the internet to market and sell new and used vehicles,
●	increasing overall Dealer satisfaction by improving all aspects of our services,
●	increasing the size of our retail Dealer footprint,
●	focusing on higher revenue Dealers that are more cost-effective to support; and
●	enhancing our internal lead generation activities by leveraging our expanded retail lead coverage.

Increasing Vehicle Lead Sales to New and Existing Manufacturer Customers.  We currently have agreements to sell Leads to 31 Manufacturer Lead programs, including all mainstream Manufacturers with the exception of one luxury brand that has yet to launch a Lead program.  Demonstrating how important third-party leads are to Manufacturers, over the past three years several major Manufacturers, including two major Japanese manufacturers, launched corporate Lead programs for the first time.  Others have completely re-launched their programs and some have changed business rules, pricing or coverage in order to be able to purchase more of Autobytel’s high quality, organic Leads.

Increasing Advertising Revenues.  As traffic to and time spent on our Company Websites by consumers increases, we will seek to increase our advertising revenues.  Through our agreement with Jumpstart we benefit from Jumpstart's relationships with every major automotive Manufacturer and/or its advertising agencies by increasing revenue for our traditional display advertising.  It is our belief that if the volume of our traffic continues to increase, advertisers will recognize this increased value by agreeing to purchase additional advertising space available on our Company Websites.  Additionally, we believe that our AutoWeb program provides an opportunity to increase Autobytel advertising revenue through additional monetization opportunities for our existing and growing traffic.

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

Focusing on Mobile Products.  The Company’s Autobytel Mobile group provides the automotive industry with a suite of advanced mobile technologies that facilitate communication between Dealers and consumers on smart phones and tablets at the time, place and in a manner preferred by many consumers.   This platform is the core of a wide array of mobile services Autobytel offers to its Dealer and Manufacturer customers and also makes it available to consumers through Company Websites.  At the center of this platform is Autobytel’s unique TextShield® product that offers Dealers the ability to connect with consumers using text communication via a secure platform that protects the consumer’s privacy.  In addition, we offer Dealers mobile websites designed to drive consumer engagement with Dealers as well as mobile apps, text message marketing and the ability for a consumer to send information to their mobile devices using our “send to phone” product.

Leveraging the SaleMove Enhanced Online Shopping Experience. Through our agreement with SaleMove we are the exclusive provider to the automotive industry of SaleMove’s innovative technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone.  Utilizing SalesMove’s “guided tour” capabilities, Dealers can take advantage of a new line of high touch communication with consumers by browsing the Dealer’s website with consumers, creating a virtual extension of the Dealer’s physical showroom.  Additionally, SaleMove’s technology helps Dealers and Manufacturers improve the online consumer experience and identify potential buyers by better understanding visitor preferences gathered through real-time viewing of how consumers are interacting with a website.  Using this technology, our customers will be able to interact directly with consumers on a deeper and more personal level, providing a highly customized experience for car buyers.  In addition to the foregoing reseller arrangement with SaleMove, the Company holds convertible promissory note investments in SaleMove. See Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding our investment in SaleMove.

Continuing to develop the AutoWeb targeted pay-per-click marketplace for online automotive advertisers and publishers.  Our merger with AutoWeb has allowed us to become the first automotive publisher to benefit from AutoWeb’s pay-per-click platform that uses proprietary technology and a unique pay-per-click business model to analyze web traffic and adjust advertiser costs accordingly based on traffic quality.  This traffic network is targeted to attract high intent, high volume publishers and is intended to allow them to monetize traffic that has previously been under-monetized.  In-market car shoppers are presented with highly relevant display advertisements and benefit from an online experience that delivers information that consumers use in making their car buying decisions.  Manufacturers benefit from this high quality traffic from serious in-market car buyers.  Our AutoWeb program enables Manufacturers and Dealers to optimize their advertising by driving traffic to appropriate areas of their Tier 1 (Manufacturer national advertising), Tier 2 (Manufacturer and advertising associations regional advertising) and Tier 3 (Dealer) websites.  Moving forward we believe that Manufacturers and Dealers will continue to see the measureable attribution from this click traffic and will reallocate marketing spend from traditional channels into this emerging medium.

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

Seasonality

Our quarterly revenues and operating results have fluctuated in the past and may fluctuate in the future due to consumer buying trends, changing economic conditions, vehicle Manufacturer incentive programs and actual or threatened severe weather events.  Excluding the effect of acquisitions in 2015, Lead volume is typically highest in summer (third quarter) and winter (first quarter) months, followed by spring (second quarter) and fall (fourth quarter) months.

Intellectual Property

Our intellectual property includes patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.  We have registered service marks with the United States Patent and Trademark Office, including Autobytel, Autobytel.com, MyGarage, Your Lifetime Automotive Advisor, iControl by Autobytel, TextShield, Payment Pro, AutoWeb, AutoWeb.com and the global highway logo. We have also been issued patents related to methods and systems for managing a Lead in data center systems; and a method and system for managing Leads and routing them to one or more destinations. We cannot assure that any of our patents will be enforceable by us in litigation. We have applied for additional patents, including a patent on our proprietary Lead distribution engine and a patent for a system and method for message tethering and tagging related to mobile device texting. We cannot assure that any additional patents will be issued, or if issued, that they will be enforceable by us in litigation.

Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Competition

In the automotive-related Lead marketing services and advertising marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Lead referral programs continued to be impacted by changing industry conditions in 2015. We continue to compete with several companies that maintain business models similar to ours, some with greater resources, and competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Lead generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Leads for delivery direct to the Manufacturers’ Dealers.

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

In the advertising marketplace, we compete with major internet portals, transaction based websites, automotive related companies, numerous lifestyle websites and emerging entrants in the relatively new automotive click revenue medium. We also compete with traditional marketing channels such as print, radio and television.

Customers

We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Ford Direct. During 2015, approximately 28% of our total revenues were derived from these three customers, and approximately 37% or $10.7 million of gross accounts receivable related to these three customers at December 31, 2015.  In 2015, Urban Science Applications accounted for 16% of total revenues and accounts receivable as of December 31, 2015, respectively.

Operations and Technology

We believe that our future success is significantly dependent upon our ability to continue to deliver high-performance, reliable and comprehensive websites, enhance consumer and Dealer product and service offerings, maintain the highest levels of information privacy and ensure transactional security. Our Company Websites are hosted at secure third-party data center facilities and public cloud providers. These data centers and public cloud systems include redundant power infrastructure, redundant network connectivity, fire detection and suppression systems and security systems to prevent unauthorized access. Our network and computer systems are built on industry standard technology.

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

Employees

As of March 7, 2016, we had 200 employees.  None of our employees are represented by labor unions.

Item 1A.     Risk Factors

The risks described below are not the only risks that we face. The following risks as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, results of operations, financial condition, earnings per share, cash flow or the trading price of our stock, individually and collectively referred to in these Risk Factors as our “financial performance.”   See also the discussion of “Forward-Looking Statements” immediately preceding Part I of this Annual Report on Form 10-K.

We may be unable to increase Vehicle Lead revenues and could suffer a decline in revenues due to dealer attrition.

 We derive more than 90% of our revenues from Vehicle Lead fees paid by Dealers and Manufacturers participating in our Lead programs. Our ability to increase revenues from sales of Vehicle Leads is dependent on a mix of interrelated factors that include increasing Vehicle Lead revenues by attracting and retaining Dealers and Manufacturers, increasing the number of high quality Vehicle Leads we sell to Dealers and Manufacturers, and improving margins by increasing the number of Internally-Generated Leads that we sell to our customers. We are also focused on higher revenue Dealers that are more cost-effective to support. Our sales strategy is intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. Dealer churn impacts our revenues, and if our sales strategy does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues would decrease. We cannot provide any assurances that we will be able to prevent Dealer attrition or to offset the revenues lost due to Dealer attrition by other means, and our failure to do so could materially and adversely affect our financial performance.

We may lose customers or quality Lead supplies to our competitors.

Our ability to provide increased numbers of high quality Leads to our customers is dependent on increasing the number of Internally-Generated Leads and acquiring high quality Non-Internally-Generated Leads from third parties. Originating Internally-Generated Leads is dependent on our ability to increase consumer traffic to our Company Websites by providing secure and easy to use websites with relevant and quality content for consumers and increasing visibility of our brands to consumers and by our SEM activities. We compete for Dealer and Manufacturer customers and for acquisition of Non-Internally-Generated Leads with companies that maintain automotive Lead referral businesses that are very similar to ours. Several of these competitors are larger than us and may have greater financial resources than we have. If we lose customers or quality Lead supply volume to our competitors, or if our pricing or cost to acquire Leads is impacted, our financial performance will be materially and adversely impacted.

Our financial performance could be negatively affected by changes in Internet search engine algorithms and dynamics.

We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search engines and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search engines can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic that determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase.

We are affected by general economic and market conditions, and, in particular, conditions in the automotive industry.

Our financial performance is affected by general economic and market factors, conditions in the automotive industry, and the market for automotive marketing services, including, but not limited to, the following:

●	The effect of unemployment on the number of vehicle purchasers;
●	Pricing and purchase incentives for vehicles;
●	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;
●	The impact of fuel prices on demand for the number and types of vehicles;
●	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;
●	Volatility in spending by Manufacturers and others in their marketing budgets and allocations; and
●	The competitive impact of consolidation in the online automotive referral industry.

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

●
We may not fully realize all of the anticipated benefits of an acquisition or may not realize them in the timeframe expected, including due to acquisitions where we expand into product and service offerings or enter or expand into markets in which we are not experienced.

●
In order to complete acquisitions, we may issue common stock or securities convertible into or exercisable for common stock, potentially creating dilution for existing stockholders. Issuance of equity securities may also restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code.

●
We may borrow to finance acquisitions, and the amount and terms of any potential future acquisition-related or other borrowings may not be favorable to the Company and could affect our liquidity and financial condition.

●
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

●
Our due diligence process may fail to identify significant issues with an acquired company that may result in unexpected or increased costs, expenses or liabilities that could make an acquisition less profitable or unprofitable.

●	The failure to further our strategic objectives that may require us to expend additional resources to develop products, services and technology internally.
●	An announced business combination and investment transaction may not close timely or at all, which may cause our financial results to differ from expectations in a given quarter.
●	Business combination and investment transactions may lead to litigation that can be costly to defend or settle, even if no actual liability exists.
●
Integration of acquisitions are often complex, time-consuming and expensive and if not successfully integrated could materially and adversely affect our financial performance. The challenges involved with integration of acquisitions include:

●	Diversion of management attention to assimilating the acquired business from other business operations and concerns.
●	Integration of management information and accounting systems of the acquired business into our systems, and the failure to fully realize all of the anticipated benefits of an acquisition.
●	Difficulties in assimilating the operations and personnel of an acquired business into our own business.
●	Difficulties in integrating management information and accounting systems of an acquired business into our current systems.
●
Convincing our customers and suppliers and the customers and suppliers of the acquired business that the transaction will not diminish client service standards or business focus and that they should not defer purchasing decisions or switch to other suppliers.

●	Consolidating and rationalizing corporate IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code and business processes.
●	Persuading employees that business cultures are compatible, maintaining employee morale, retaining key employees and integrating employees into the Company.
●
Coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures.

●	Managing integration issues shortly after or pending the completion of other independent transactions.

Concentration of credit risk and risks due to significant customers could materially and adversely affect our financial performance.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Ford Direct. During 2015 approximately 28% of the Company’s total revenues were derived from these customers, and approximately 37% or $10.7 million of gross accounts receivable are receivable from them at December 31, 2015. In 2015, Urban Science Applications accounted for 16% of total revenues and accounts receivable as of December 31, 2015, respectively.  No collateral is required to support our accounts receivables, and we maintain an allowance for bad debts for potential credit losses.  If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required, and the adverse impact on our financial performance could be material.

We depend on Manufacturers through our third party sales channel for a significant amount of our advertising revenues, and we may not be able to maintain or grow these relationships.

We depend on Manufacturers through our third party sales channel for a significant amount of our advertising revenues. A decline in the level of advertising on our websites, reductions in advertising rates or any significant failure to develop additional sources of advertising would cause our advertising revenues to decline, which could have a material adverse effect on our financial performance. We periodically negotiate revisions to existing agreements and these revisions could decrease our advertising revenues in future periods and a number of our advertising agreements with Manufacturers may be terminated at any time without cause. We may not be able to maintain our relationship with Manufacturers on favorable terms or find alternative comparable relationships capable of replacing advertising revenues on terms satisfactory to us. If we cannot do so, our advertising revenues would decline, which could have a material adverse effect on our financial performance.

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

We may be considered to “operate” or “do business” in states where our customers conduct their business, resulting in regulatory action. If any state licensing laws were determined to be applicable to us, and if we are required to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states.  In the event any state’s regulatory requirements impose state specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that may undermine the program’s attractiveness to consumers or Dealers. In the alternative, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in that state. In each case, our financial performance could be materially and adversely affected.  We have identified below areas of government regulation, which if changed or interpreted to apply to our business, we believe could be costly for us.

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

Telemarketing Risks.   We are subject to various federal and state laws, rules, regulations and orders regarding telemarketing and privacy, including restrictions on the use of unsolicited emails and restrictions on marketing activities conducted through the use of telephonic communications (including text messaging to mobile telephones). Our financial performance could be adversely affected by newly-adopted or amended laws, rules, regulations and orders relating to telemarketing and increased enforcement of such laws, rules, regulations or orders by governmental agencies or by private litigants. One example of regulatory changes that may affect our financial performance are the regulations under the Telephone Consumer Protection Act (“TCPA”). Regulations adopted by the Federal Communications Commission under the TCPA require the prior express written consent of the called party before a caller can initiate telemarketing calls (i) to wireless numbers (including text messaging) using an automatic telephone dialing system or an artificial or prerecorded voice; or (ii) to residential lines using an artificial or prerecorded voice. Failure to comply with the TCPA can result in significant penalties, including statutory damages.  Our efforts to comply with these regulations may negatively affect conversion rates of leads, and thus, our revenue or profitability.

Technology Risks

 Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. If we are required to invest substantial amounts in technology, our financial performance will be adversely impacted.  The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, including mobile internet applications, and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new internet products and services in the near future. If we are unable to adapt to changing technologies, our financial performance could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites, mobile applications and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our financial performance could suffer.

 Interruptions or failures in our information technology platforms, communication systems or security systems could materially and adversely affect our financial performance.  Our information technology and communications systems are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyber attacks, terrorist attacks, failure of redundant systems and disaster recovery plans and similar events. Such outages and interruptions could damage our reputation and harm our operating results.  Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning and services are not adequate to meet our continued technology platform, communication or security systems’ needs.  We rely on third party providers for our primary and secondary internet connections. Our co-location service and public cloud services that provide infrastructure and platform services, environmental and power support for our technology platforms, communication systems and security systems are received from third party providers. We have little or no control over these third party providers. Any disruption of the services they provide us or any failure of these third party providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. We are insured for some, but not all, of these events.  Even for those events for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all losses we might incur or experience.

We are exposed to risks associated with overseas operations and outsourcing.  We currently maintain website, software development and operations in Guatemala that we acquired in our acquisition of AutoWeb and receive software development and maintenance services for some of our systems from contractors located in Pakistan.  These overseas operations and contractor arrangements are subject to many inherent risks, including but not limited to:

●	Political, social and economic instability;
●	Exposure to different business practices and legal standards, particularly with respect to labor and employment laws and intellectual property;
●	Continuation of overseas conflicts and the risk of terrorist attacks and resulting heightened security;
●	The imposition of governmental controls and restrictions and unexpected changes in regulatory requirements;
●	Theft and other crimes;
●	Nationalization of business and blocking of cash flows;
●	Changes in taxation and tariffs;
●	Difficulties in staffing and managing international operations; and
●	Foreign currency exchange fluctuations.

  These risks can significantly impact our overseas operations and outsourcing and increase the cost of such operations and outsourcing, resulting in a material and adverse impact on our financial performance.  In addition, we are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Pr   actices Act, in addition to the laws of the foreign countries in which we operate. If any of our overseas operations, or our employees or agents, violates such laws, we could become subject to sanctions or significant penalties that could negatively affect our reputation and financial performance.

Securities Market Risks

The public market for our common stock may be volatile, especially because market prices for internet-related and technology stocks have often been unrelated to operating performance; our common stock could be delisted from The Nasdaq Capital Market if we are not able to satisfy continued listing requirements, in which case the price of our common stock  and our ability to raise additional capital and issue equity-based compensation may be adversely affected, and the ability to buy and sell our stock may be less orderly and efficient.  Our common stock is currently listed on The Nasdaq Capital Market under the symbol “ABTL,” but we cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. The stock market in general periodically experiences significant price fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as:

●	Actual or anticipated variations in our quarterly operating results;
●
Historical and anticipated operating metrics such as the number of participating Dealers, volume of Lead deliveries to Dealers, the number of visitors to Company Websites and the frequency with which they interact with Company Websites;

●	Announcements of new product or service offerings;
●	Technological innovations;
●	Low trading volumes;
●	Concentration of holdings in our common stock resulting in low public float for our shares;
●	Decisions by holders of large blocks of our stock to sell their holdings on accelerated time schedules, including by reason of their decision to liquidate investment funds that hold our stock;
●	Limited analyst coverage of the Company;
●	Competitive developments, including actions by Manufacturers;
●	Changes in financial estimates by securities analysts or our failure to meet such estimates;
●	Conditions and trends in the internet, electronic commerce and automotive industries;
●	Adoption of new accounting standards affecting the technology or automotive industry;
●	Rumors, whether or not accurate, about us, our industry or possible transactions or other events;
●	The impact of open market repurchases of our common stock; and
●	General market or economic conditions and other factors.

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

Our amended and restated certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. Our amended and restated certificate of incorporation also provides that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the board of directors are up for election at each annual meeting. In addition, provisions in our amended and restated certificate of incorporation and bylaws:

●	Require that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent;
●	Specify that special meetings of our stockholders can be called only by our board of directors, a committee of the board of directors, the Chairman of our board of directors or our President;
●	Establish advance notice procedures for stockholders to submit nominations of candidates for election to our board of directors and other proposals to be brought before a stockholders meeting;
●	Provide that our bylaws may be amended by our board of directors without stockholder approval;
●	Allow our board of directors to establish the size of our board of directors;
●
Provide that vacancies on our board of directors or newly created directorships resulting from an increase in the number of our directors may be filled only by a majority of directors then in office, even though less than a quorum; and

●	Do not give the holders of our common stock cumulative voting rights with respect to the election of directors.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had no material weaknesses in our internal control over financial reporting as of December 31, 2015. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have one or more material weaknesses in the future resulting from failure of our internal controls and procedures.  Management excluded from its assessment of internal control over financial reporting the Dealix/Autotegrity and AutoWeb businesses acquired during 2015.

Our ability to report our financial results on a timely and accurate basis could be adversely affected by a failure in our internal control over financial reporting. If our financial statements are not fairly presented, investors may not have an accurate understanding of our operating results and financial condition. If our financial statements are not timely filed with the SEC, we could be delisted from The Nasdaq Capital Market. If either or both of these events occur, it could have a material adverse effect on our ability to operate our business and the market price of our common stock. In addition, a failure in our internal control over financial reporting could materially and adversely affect our financial performance.

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

Our headquarters are located in Irvine, California. Our headquarters consist of approximately 40,000 square feet of leased office space under a lease that expires in July 2017, with two extension options of one-year each (subject to the landlord’s right to terminate the second extension option in the event the premises are to be redeveloped).  Our SEM operations located in Tampa, Florida are in leased office space that consists of approximately 2,800 square feet under a lease that expires in June 2016. Our Tampa SEM operations will be moving in or about June 2016 to new leased office space in Tampa, Florida consisting of approximately 8,724 square feet under a lease that expires seven years after we first occupy the space. Our website development operations located in Guatemala City, Guatemala occupy approximately 4,434 square feet of leased office space under a lease that expires in February 2020. Our Finance Leads operations are located in Troy, Michigan and occupy approximately 5,400 square feet of leased office space under a lease that expires in July 2018, with two options to extend the lease, each for an additional three-year term. We also maintain SEM, direct marketing and software development operations in Cambridge, Massachusetts that occupy approximately 5,460 square feet of leased office space under a lease that expires in November 2017.We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation matters arising from the normal course of our business activities.  Such litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect our business, results of operations, financial condition,  cash flows, earnings per share and stock price.

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

Our common stock, par value $0.001 per share, is listed on The Nasdaq Capital Market and trades under the symbol “ABTL.” The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock:

Year	High	Low
2014
First Quarter	$18.63	$11.91
Second Quarter	$15.09	$10.67
Third Quarter	$13.42	$7.99
Fourth Quarter	$11.77	$8.56

2015
First Quarter	$14.78	$9.07
Second Quarter	$17.97	$12.68
Third Quarter	$19.79	$14.93
Fourth Quarter	$24.57	$16.30

As of March 7, 2016, there were 205 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.  As of March 7, 2016, our common stock closing price was $19.00 per share.

Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite, the S&P Automobile Manufacturers Index, and the S&P Smallcap 600 Automotive Retail Index.  The comparisons reflected in the graph and table below are not intended to predict the future performance of our stock and may not be indicative of our future performance.  The data regarding our common stock assume an investment in our common stock at the closing price of $4.30 per share of our common stock on December 31, 2010.

	Cumulative Total Return
	12/10	12/11	12/12	12/13	12/14	12/15
Autobytel	$100.00	$81.40	$92.56	$351.86	$253.49	$524.65
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
S&P Automobile Manufacturers	100.00	64.09	78.57	102.22	99.16	97.05
S&P Smallcap 600 Automotive Retail	100.00	114.28	133.86	187.69	214.33	235.43

Item 6.	Selected Financial Data

The tables below set forth our selected consolidated financial data.  We prepared this information using the consolidated financial statements of Autobytel for the five years ended December 31, 2015.  Certain amounts in the selected consolidated financial data have been reclassified to conform to the current year presentation.  You should read these selected consolidated financial data together with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K and also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2015	2014	2013 (1)	2012	2011
	(Amounts in thousands, except per-share data)
RESULTS OF OPERATIONS:
Total revenues	$133,226	$106,278	$78,361	$66,802	$63,812
Income from continuing operations	$4,646	$3,411	$38,144	1,387	$416
Net income	$4,646	$3,411	$38,144	1,387	$416
Basic earnings per common share	$0.47	$0.38	$4.29	$0.15	$0.05
Diluted earnings per common share	$0.37	$0.32	$3.61	$0.15	$0.04
Weighted average diluted shares	12,662	11,212	10,616	9,204	9,536

(1)	Net income in 2013 included a one-time benefit of $35.5 million in connection with the release of a valuation allowance against deferred tax assets.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands)
FINANCIAL POSITION (1):
Cash and cash equivalents	$23,993	$20,747	$18,930	$15,296	$11,209
Total assets	$153,588	$104,749	$88,193	$40,767	$38,794
Non-current liabilities	$21,750	$11,061	$10,450	$5,620	$5,607
Accumulated deficit	$(234,295)	$(238,941)	$(242,352)	$(280,496)	$(281,883)
Stockholders’ equity	$108,201	$69,258	$64,828	$25,765	$24,896

(1)
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements” in Part II, Item 8, of this Annual Report on Form 10-K for information regarding business combinations and other items that may affect comparability.

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

For the year ended December 31, 2015, our business, results of operations and financial condition were affected and may continue to be affected in the future by the events that occurred during or subsequent to year end that are described in Part I, Item 1 – Business – Significant Business Developments of this Annual report on Form 10-K.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Years Ended December 31,
	2015	2014	2013
Revenues:
Lead fees	90.6%	94.8%	95.4%
Advertising	7.9	3.9	4.2
Other revenues	1.5	1.3	0.4
Total revenues:	100.0	100.0	100.0
Cost of revenues	61.2	60.7	61.1
Gross margin	38.8	39.3	38.9
Operating expenses:
Sales and marketing	12.0	13.5	12.2
Technology support	8.8	7.5	9.3
General and administrative	9.9	10.9	12.2
Depreciation and amortization	2.3	1.7	1.9
Litigation settlements	(0.1)	(0.1)	(0.4)
Total operating expenses	32.9	33.5	35.2
Operating income	5.8	5.8	3.7
Interest and other income (expense), net	0.2	(0.7)	0.3
Income tax provision (benefit)	2.5	1.9	(44.7)
Net income	3.5%	3.2%	48.7%

Revenues by groups of similar services and gross profits are as follows (dollars in thousands):

	Years Ended December 31,			2015 vs. 2014 Change		2014 vs. 2013 Change
	2015	2014	2013	$	%	$	%
Revenues:
Lead fees	$120,678	$100,744	$74,732	$19,934	20%	$26,012	35%
Advertising	10,534	4,171	3,289	6,363	153	882	27
Other revenues	2,014	1,363	340	651	48	1,023	301
Total revenues	133,226	106,278	78,361	26,948	25	27,917	36
Cost of revenues	81,586	64,465	47,915	17,121	27	16,550	35
Gross profit	$51,640	$41,813	$30,446	$9,827	24%	$11,367	37%

2015 Compared to 2014

Lead fees. Lead fees increased $19.9 million or 20% in 2015 compared to 2014. The increase in Lead fees was primarily due to the higher lead volume associated with the increase in incremental and overlapping Dealers from the Dealix/Autotegrity acquisition in May 2015 paired with increased spend by certain OEM/wholesale partners.

Advertising.  The $6.4 million or 153% increase in advertising revenues in 2015 compared to 2014 was primarily due to increases in click revenue coupled with increased revenue associated with increased page views and direct marketing revenue.

Other revenues.  Other revenues increased $0.7 million or 48% in 2015 compared to 2014.  The increase in other revenues was due to an increase in mobile product sales as a result of our acquisition of substantially all of the assets of Advanced Mobile, LLC and Advanced Mobile Solutions Worldwide, Inc. (collectively, “Advanced Mobile”).

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

The $17.1 million or 27% increase in cost of revenues in 2015 compared to 2014 was primarily due to a corresponding increase in revenue as a result of the Dealix/Autotegrity acquisition in May 2015.

2014 Compared to 2013

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

Cost of Revenues. The $16.6 million or 35% increase in cost of revenues in 2014 compared to 2013 was primarily due to the increase in automotive Lead volume, associated with the AutoUSA acquisition in January 2014.

Operating expenses were as follows (dollars in thousands):

	Years Ended December 31,			2015 vs. 2014 Change		2014 vs. 2013 Change
	2015	2014	2013	$	%	$	%
Operating expenses:
Sales and marketing	$15,956	$14,404	$9,612	$1,552	11%	$4,792	50%
Technology support	11,740	8,014	7,303	3,726	46	711	10
General and administrative	13,189	11,538	9,554	1,651	14	1,984	21
Depreciation and amortization	3,106	1,858	1,450	1,248	67	408	28
Litigation settlements	(108)	(143)	(316)	35	(24)	173	(55)
Total operating expenses	$43,883	$35,671	$27,603	$8,212	23%	$8,068	29%

2015 Compared to 2014

Sales and Marketing. Sales and marketing expense includes costs for developing our brand, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense.

Sales and marketing expense for the year ended December 31, 2015 increased by $1.6 million or 11% compared to the prior year, due to increased headcount related costs associated with the Dealix/Autotegrity acquisition in May 2015 coupled with increased marketing costs.

Technology Support.  Technology support includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure.

Technology support expense for the year ended December 31, 2015 increased by $3.7 million or 46% compared to the prior year, primarily due to an increase in headcount related costs associated with the Dealix/Autotegrity acquisition in May 2015.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company.

General and administrative expense for the year ended December 31, 2015 increased by $1.7 million or 14% compared to the prior year. The increase was due to increased professional fees associated with the Dealix/Autotegrity acquisition in May 2015 and AutoWeb acquisition in October 2015.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2015 increased $1.2 million or 67% from the year ended December 31, 2014 primarily due to the addition of intangible assets associated with the Dealix/Autotegrity and AutoWeb acquisitions.

Litigation Settlements. Litigation settlements decreased to $108,000 for the year ended December 31, 2015 compared to $143,000 for the year ended December 31, 2014.  These payments primarily relate to a settlement of patent infringement claims against third parties relating to the third party’s method of Lead delivery.

Interest and Other Income (Expense), net. Interest and other income was $0.3 million for the year ended December 31, 2015 compared to interest and other expense of $0.7 million for the year ended December 31, 2014.  Interest expense was $0.8 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.  The year ended December 31, 2015 included $0.6 million related to a gain on investment recognized from the acquisition of AutoWeb and $0.5 million related to the Company’s recovery of short-swing profits from a stockholder pursuant to Section 16(b) of the Securities Exchange Act of 1934.

Income tax provision.  Income tax expense was $3.4 million for the year ended December 31, 2015 compared to income tax expense of $2.0 million for the year ended December 31, 2014.  The Company’s effective tax rate of 42.5% for the year ended December 31, 2015 differed from the federal statutory rate principally as a result of deferred tax asset adjustments and state income taxes and permanent non-deductible tax items.  The Company’s effective tax rate of 37.4% for the year ended December 31, 2014 differed from the federal statutory rate principally as a result of deferred tax asset adjustments and state income taxes.

2014 Compared to 2013

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

Income tax provision (benefit).  Income tax expense was $2.0 million for the year ended December 31, 2014 compared to income tax benefit of $35.1 million for the year ended December 31, 2013.  The Company’s effective tax rate of 37.4% for the year ended December 31, 2014 differed from the federal statutory rate principally as a result of deferred tax asset adjustments, a reversal of a portion of the valuation allowance, and state income taxes and permanent non-deductible tax items.  The Company’s effective tax rate of (1,139.1)% for the year ended December 31, 2013 differed from the federal statutory rate principally as a result of the reversal of a portion of the valuation allowance, federal rate adjustment from 35% to 34%, deferred tax asset adjustments and state income taxes.

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

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Years Ended December31,
	2015	2014	2013

Net cash provided by operating activities	$12,200	$7,890	$4,332
Net cash used in investing activities	(28,105)	(12,548)	(5,052)
Net cash provided by financing activities	19,151	6,475	4,354

Our principal sources of liquidity are our cash and cash equivalents and accounts receivable balances. Our cash and cash equivalents totaled $24.0 million as of December 31, 2015 compared to $20.7 million as of December 31, 2014.

On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of Company common stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of Company common stock. The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice. We may repurchase common stock from time to time on the open market or in private transactions.  Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares. We funded repurchases and anticipate that we would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares. The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company's sole discretion. The impact of repurchases on the Tax Benefit Preservation Plan and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code is also a factor that the Company considers in connection with share repurchases. No repurchases were made in 2015.  As of December 31, 2015, approximately $1.2 million remained available for the repurchase of Company common stock under this program.

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

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of December 31, 2015 was $4.5 million.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) the London Interbank Offering Rate (“LIBOR”) plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of .10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of December 31, 2015 were $13.5 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of December 31, 2015.

We believe our current cash and cash equivalent balances together with anticipated cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in 2015 of $12.2 million resulted primarily from net income of $4.6 million, as adjusted for non-cash charges to earnings, offset by a decrease in working capital, primarily from a decrease in accrued expenses and other liabilities of $1.4 million.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities of $28.1 million in 2015 primarily consisted of $25.0 million used to acquire Dealix/Autotegrity, a $0.4 million investment in GoMoto, Inc. (See “Critical Accounting Policies and Estimates-Investments” below) and $2.7 million in purchases of property and equipment.

Net cash used in investing activities of $12.5 million in 2014 primarily consisted of $10.0 million used to acquire AutoUSA, a $0.9 million investment in AutoWeb and $1.1 million in purchases of property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities of $19.2 million in 2015 consisted of borrowings of $15.0 million and $2.8 million against the Term Loan and Revolving Loan, respectively, to fund the purchase of Dealix/Autotegrity in the year ended December 31, 2015.  Stock options for 145,979 shares of the Company’s common stock were exercised in the year ended December 31, 2015 resulting in $1.2 million of cash inflow.    Payments of $3.8 million were made against the Term Loan borrowings in the year ended December 31, 2015.  We also received $1.9 million of proceeds related to the exercise of the Cyber Warrant by Auto Holdings and $2.1 million related to the acquisition of AutoWeb.

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

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations (a)	$27,000	$5,250	$16,250	$5,500	$—
Operating Lease Obligations (b)	5,523	1,810	2,263	722	728
Total	$32,523	$7,060	$18,513	$6,222	$728

(a)	Long-term debt obligations as defined by FASB Topic, “Debt,” and disclosed in Note 5 and 6 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

In September 2013 we entered into a Contribution Agreement with AutoWeb pursuant to which Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, assuming conversion of the Series A Preferred Stock into AutoWeb common stock as of September 18, 2013. The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500.00. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. In November 2014 we entered into a Series B Preferred Stock Purchase Agreement with AutoWeb pursuant to which the Company paid $880,394 in exchange for 1,076 shares of AutoWeb Series B Preferred Stock, $0.01 par value per share.  The investments in AutoWeb were recorded at cost because prior to the AutoWeb Merger Date, the Company did not have significant influence over AutoWeb.  On the AutoWeb Merger Date, the shares of AutoWeb Series A Preferred Stock, AutoWeb Series B Preferred Stock, and the option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock were cancelled.  See Note 3 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K.

In September 2013 we entered into a Convertible Note Purchase Agreement in which Autobytel invested $150,000 in SaleMove in the form of a convertible promissory note (“SaleMove Note 1”).  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on September 1, 2015 unless converted prior to such maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.

In October 2013 the Company entered into an agreement with SaleMove to become the exclusive reseller to the automotive industry of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone.  We agreed to advance costs and expenses up to a total of $1.0 million (“SaleMove Advances”), all of which was advanced as of December 31, 2014. SaleMove Advances are repaid to the Company from SaleMove's share of net revenues from this reseller agreement. As of December 31, 2015, the net advances due from SaleMove totaled $0.7 million.

In November 2014 we invested an additional $400,000 in SaleMove in the form of a convertible promissory note (“SaleMove Note 2”).  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on November 18, 2016 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.  SaleMove Note 1 and SaleMove Note 2 were converted into 190,997 Series A Preferred Stock in July 2015 upon a preferred stock financing by SaleMove and is classified as a long-term investment on the consolidated balance sheet as of December 31, 2015.

In December 2014, we entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which we paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 we invested an additional $375,000 in GoMoto in the form of a convertible promissory note (“GoMoto Note”).  The convertible promissory note accrues interest at an annual rate of 4.0% and is due and payable in full on or after October 28, 2017 upon demand or at GoMoto’s option ten days’ written notice unless converted prior to the maturity date.  The convertible note will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to the maturity date of the convertible note.  The GoMoto Note is classified as an other long-term asset on the consolidated balance sheet as of December 31, 2015.

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

Our investments at December 31, 2015 and 2014 consist primarily of investments in SaleMove, AutoWeb and GoMoto and are accounted for under the cost method. Although there is no established market for these investments, we evaluated the investments for impairment by comparing them to an estimated fair value and determined that there is no impairment. To determine the estimated fair value for our investment in SaleMove, we analyzed the discounted future cash flows of our sales of SaleMove products. These fair value measurements are based on significant inputs not observable in the market and represent a Level 3 measurement.  On the AutoWeb Merger Date, Merger Sub merged with and into AutoWeb, with AutoWeb as the surviving corporation and as a wholly-owned subsidiary of the Company.  Prior to the acquisition, we owned 15% of the outstanding shares of AutoWeb, on a fully converted and diluted basis.

 The following table presents the Company’s activity for 2015 (dollars in thousands):

	Note	Note
	receivable-	receivable-
Description	long-term	Current	Investments

Balance at December 31, 2014	$—	$150	$3,880
Total gains or (losses) (realized or unrealized)	—	—	636
Purchases	375	—	—
Sales	—	—	—
Transfers	—	(150)	(3,836)
Balance at December 31, 2015	$375	$—	$680

Variable Interest Entities.  We have investments in certain entities that are considered variable interest entities (“VIEs”) under GAAP.  We have concluded that our investment in SaleMove qualifies as a variable interest and SaleMove is a VIE. In addition, in relation to our acquisition of AutoWeb in October 2015 and AutoWeb’s relationship with Endine, we have concluded that AutoWeb’s relationship with Endine qualifies as a variable interest and Endine is a VIE.  VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structures, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIEs.  Additionally, changes in our various equity investments have in the past resulted in a reconsideration event

Based on our analysis, Autobytel is not the primary beneficiary of SaleMove. Accordingly, SaleMove does not meet the criteria for consolidation. The SaleMove Advances are classified as an other long-term asset on the consolidated balance sheet as of December 31, 2015.  The carrying value and maximum potential loss exposure from SaleMove totaled $0.7 million and $1.6 million as of December 31, 2015 and 2014, respectively.

We performed an analysis of the VIE rules as it related to the acquisition of AutoWeb and its relationships.  AutoWeb has a contract with Endine wherein Endine provides the technical expertise for AutoWeb that will continue into 2016.  Based on our analysis of the contract that AutoWeb has with Endine under the VIE guidelines, we have concluded that AutoWeb is the primary beneficiary of Endine and that Endine meets the criteria for consolidation.  We performed an analysis of Endine’s financial position and operations and determined that consolidation of Endine into Autobytel is immaterial to Autobytel’s consolidated financial statements.  Our consolidated financial statements for the year ended December 31, 2015 do not include the consolidation of Endine.

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

As of December 31, 2015, we had $0.5 million of unrecognized tax benefits.  There was a reduction of $0.1 million of uncertain tax positions due to lapses in the statute of limitations during the current period. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2015, we accrued $10,000 of interest associated with our unrecognized tax benefits, and $3,000 of interest expense was recognized in 2015.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. We evaluate the carrying value of enterprise goodwill for impairment. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and we then complete the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. We evaluate enterprise goodwill, at a minimum, on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.  During 2015 and 2014 we recognized $22.0 million and $7.3, respectively, in goodwill related to the acquisitions of AutoUSA, Dealix/Autotegrity and AutoWeb.  As of December 31, 2015, there were no changes in the recognized amount of goodwill and no goodwill impairment was recorded during the year.

Impairment of Long-Lived Assets and Intangible Assets. We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-downs could have a material adverse effect on our financial condition and results of operations. We did not record any impairment in 2015, 2014 and 2013.

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

Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  In August 2015, the FASB voted to defer the effective date and it is now effective for public entities for annual periods ending after December 15, 2017.  Early adoptions of the standard is permitted, but not before the original effective date of December 15, 2016. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

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

 Accounting Standards Codification 740 “Income Taxes.”  In November 2015, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” was issued.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this Update apply to all entities that present a classified statement of financial position.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company believes this ASU will be immaterial to the consolidated financial statements.

Accounting Standards Codification 842 “Leases.”  In February 2016, ASU No. 2016-02, “Leases (Topic 842)” was issued.  This ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases of terms more than 12 months.  The ASU will require both capital and operating leases to be recognized on the balance sheet.  Qualitative and quantitative disclosures will also be required to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has yet to determine if this ASU will be material to the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not use financial instruments for trading.  Our primary exposure to market risk is interest rate sensitivity to our Credit Facility Agreement.  The effect of a hypothetical 10% change in interest rates would have increased our interest expense by $65,000 in the year ended December 31, 2015.

Item 8.       Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2015 and 2014 and our Consolidated Statements of Income and Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2015, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraud. In making this assessment, management used the criteria set forth in the framework issued by the COSO entitled Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with the audit committee of the board of directors.

As discussed in Note 3 of the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K, we acquired Dealix/Autotegrity in May 2015 and AutoWeb in October 2015.

We have excluded Dealix/Autotegrity and AutoWeb from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.  The combined Dealix/Autotegrity and AutoWeb financial statements in aggregate constitute approximately 8.2% of total assets (excluding approximately $40.3 million of goodwill and intangible assets, which were integrated into the Company’s systems and control environment) and approximately 19.3% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2015.

Changes in Internal Control Over Financial Reporting

Except for the acquisitions of Dealix/Autotegrity and AutoWeb discussed above, there have been no changes in internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 of the Exchange Act that have occurred during the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

Item 9B.     Other Information

 Not applicable.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2015 (“2016 Proxy Statement”).

Item 10	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to the following sections of the 2016 Proxy Statement: “Proposal 1-Nomination and Election of Directors;” “Board of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and the following paragraphs under the section “Corporate Governance Matters” “--Committees of the Board of Directors—Audit Committee,” and “--Code of Conduct and Ethics.”

Item 11	Executive Compensation

The information called for in this Item 11 is incorporated by reference to the following sections of the 2016 Proxy Statement: “Executive Compensation,” “Corporate Governance Matters--Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation--Compensation Committee Report.”

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for in this Item 12 is incorporated by reference to the following sections of the 2016 Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-- Equity Compensation Plans.”

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information called for in this Item 13 is incorporated by reference to the following sections of the 2016 Proxy Statement: “Corporate Governance Matters--Certain Relationships and Related Party Transactions” and “--Director Independence.”

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

Schedule II- Valuation Qualifying Accounts	F-37

    All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)	Exhibits:

 The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2016.

AUTOBYTEL INC.

By:	/s/ JEFFREY H. COATS
Jeffrey H. Coats
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of Autobytel Inc., a Delaware corporation, and the undersigned Directors and Officers of Autobytel Inc. hereby constitute and appoint Jeffrey H. Coats, Kimberly Boren or Glenn E. Fuller as its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	March 10, 2016

/s/ JEFFREY H. COATS Jeffrey H. Coats	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016

/s/ KIMBERLY BOREN Kimberly Boren	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2016

/s/ WESLEY OZIMA Wesley Ozima	Vice President and Controller (Principal Accounting Officer)	March 10, 2016

/s/ MICHAEL A. CARPENTER Michael A. Carpenter	Director	March 10, 2016

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 10, 2016

/s/ ROBERT J. MYLOD, JR. Robert J. Mylod, Jr.	Director	March 10, 2016

/s/ JEFFREY M. STIBEL Jeffrey M. Stibel	Director	March 10, 2016

/s/ MATIAS DE TEZANOS Matias de Tezanos	Director	March 10, 2016

/s/ JANET M. THOMPSON Janet M. Thompson	Director	March 10, 2016

/s/ JOSE VARGAS Jose Vargas	Director	March 10, 2016

AUTOBYTEL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autobytel Inc.

We have audited the accompanying consolidated balance sheets of Autobytel Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment a portion of the internal control over financial reporting at Dealix Corporation and Autotegrity, Inc., (“Dealix/Autotegrity”) acquired in May, 2015 and AutoWeb Inc. (“AutoWeb”) acquired in October, 2015, and whose combined financial statements constitute approximately 8.2% of the Company’s consolidated total assets (excluding $40.3 million of goodwill and intangible assets, which were integrated into the Company’s control environment), and approximately 19.3% of consolidated net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Dealix/Autotegrity and AutoWeb. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autobytel Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Autobytel Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MOSS ADAMS LLP

Los Angeles, CA
March 10, 2016

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share and share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$23,993	$20,747
Accounts receivable, net of allowances for bad debts and customer credits of $1,045 and $770 at December 31, 2015 and 2014, respectively	28,091	18,311
Deferred tax asset	3,642	5,498
Prepaid expenses and other current assets	1,276	811
Total current assets	57,002	45,367
Property and equipment, net	4,296	1,904
Investments	680	3,880
Intangible assets, net	29,515	4,173
Goodwill	42,903	20,948
Long-term deferred tax asset	17,820	27,396
Other assets	1,372	1,081
Total assets	$153,588	$104,749

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,643	$7,685
Accrued expenses and other current liabilities	10,744	9,495
Convertible note payable	—	5,000
Current portion of term loan payable	5,250	2,250
Total current liabilities	23,637	24,430
Convertible note payable	1,000	1,000
Long-term portion of term loan payable	12,750	4,500
Borrowings under revolving credit facility	8,000	5,250
Other non-current liabilities	—	311
Total liabilities	45,387	35,491
Commitments and contingencies (Note 7)
Stockholders’ equity:
Series A Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Series B Preferred stock, $0.001 par value; 500,000 shares authorized; 168,007 and no shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 10,626,624 and 8,880,377 shares issued and outstanding at December 31, 2015 and 2014, respectively	11	9
Additional paid-in capital	342,485	308,190
Accumulated deficit	(234,295)	(238,941)
Total stockholders’ equity	108,201	69,258
Total liabilities and stockholders’ equity	$153,588	$104,749

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per-share data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Lead fees	$120,678	$100,744	$74,732
Advertising	10,534	4,171	3,289
Other revenues	2,014	1,363	340
Total revenues	133,226	106,278	78,361
Cost of revenues	81,586	64,465	47,915
Gross profit	51,640	41,813	30,446
Operating expenses:
Sales and marketing	15,956	14,404	9,612
Technology support	11,740	8,014	7,303
General and administrative	13,189	11,538	9,554
Depreciation and amortization	3,106	1,858	1,450
Litigation settlements	(108)	(143)	(316)
Total operating expenses	43,883	35,671	27,603
Operating income	7,757	6,142	2,843

Interest and other income (expense), net	322	(694)	237
Income tax provision (benefit)	3,433	2,037	(35,064)
Net income and comprehensive income	$4,646	$3,411	$38,144

Basic earnings per common share	$0.47	$0.38	$4.29

Diluted earnings per common share	$0.37	$0.32	$3.61

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In-Capital	Accumulated Deficit
	Number of Shares	Amount	Number of Shares	Amount			Total

Balance at December 31, 2012	8,855,400	$9	-	$-	$306,252	$(280,496)	$25,765
Share-based compensation	-	-	-	-	705	-	705
Issuance of common stock upon exercise of stock options	54,337	-	-	-	214	-	214
Net income	-	-	-	-	-	38,144	38,144
Balance at December 31, 2013	8,909,737	9	-	-	307,171	(242,352)	64,828
Share-based compensation	-	-	-	-	1,426	-	1,426
Issuance of common stock upon exercise of stock options	134,668	-	-	-	562	-	562
Issuance of warrants	-	-	-	-	510	-	510
Premium on convertible note	-	-	-	-	300	-	300
Repurchase of common stock	(164,028)	-	-	-	(1,779)	-	(1,779)
Net income	-	-	-	-	-	3,411	3,411
Balance at December 31, 2014	8,880,377	9	-	-	308,190	(238,941)	69,258
Share-based compensation	-	-	-	-	2,563	-	2,563
Issuance of common stock upon exercise of stock options	145,979	-	-	-	1,197	-	1,197
Issuance of AutoWeb warrants	-	-	-	-	2,542	-	2,542
Issuance of AutoWeb preferred shares	-	-	168,007	-	21,133	-	21,133
Issuance of restricted stock	125,000	-	-	-	-	-	-
Exercise of warrants	400,000	1	-	-	1,860	-	1,861
Conversion of note payable	1,075,268	1	-	-	5,000	-	5,001
Net income	-	-	-	-	-	4,646	4,646
Balance at December 31, 2015	10,626,624	11	168,007	-	342,485	(234,295)	108,201

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$4,646	$3,411	$38,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,021	2,227	1,875
Provision for bad debt	379	354	92
Provision for customer credits	803	1,037	511
Share-based compensation	2,557	1,421	704
Gain on long-term strategic investment	(636)	—	(108)
Change in deferred tax assets	2,996	1,758	(35,495)
Changes in assets and liabilities:
Accounts receivable	(381)	(2,590)	(4,610)
Prepaid expenses and other current assets	(121)	(261)	6
Other non-current assets	147	(625)	(246)
Accounts payable	(586)	137	1,416
Accrued expenses and other current liabilities	(1,352)	1,847	1,445
Non-current liabilities	(273)	(826)	598
Net cash provided by operating activities	12,200	7,890	4,332
Cash flows from investing activities:
Purchase of AutoUSA	—	(10,044)	—
Purchase of Advanced Mobile	—	—	(1,824)
Purchase of Dealix/Autotegrity	(25,011)	—	—
Investment in AutoWeb	—	(880)	(2,500)
Investment in SaleMove	—	(400)	(150)
Purchase of intangible assets	—	—	(16)
Investment in GoMoto	(375)	(100)	—
Change in long-term strategic investment	—	—	108
Purchases of property and equipment	(2,719)	(1,124)	(670)
Net cash used in investing activities	(28,105)	(12,548)	(5,052)
Cash flows from financing activities:
Repurchase of common stock	—	(1,779)	—
Borrowings under credit facility	2,750	1,000	4,250
Borrowings under term loan	15,000	9,000	—
Payments on term loan borrowings	(3,750)	(2,250)	—
Net proceeds from stock option exercises	1,197	567	215
Proceeds from exercise of warrants	1,860	—	—
Proceeds from issuance of preferred shares	2,132	—	—
Payment of contingent fee arrangement	(38)	(63)	(111)
Net cash provided by financing activities	19,151	6,475	4,354
Net increase in cash and cash equivalents	3,246	1,817	3,634
Cash and cash equivalents, beginning of period	20,747	18,930	15,296
Cash and cash equivalents, end of period	$23,993	$20,747	$18,930
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$552	$355	$135
Cash paid for interest	$884	$697	$324

Supplemental schedule of non-cash investing and financing activities:
Purchase of AutoWeb	$21,543	$—	$—
Conversion of Cyber Note	$5,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations of Autobytel

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through its programs for online lead referrals (“Leads”), Dealer marketing products and services, and online advertising and consumer  traffic referral programs and mobile products.

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

 On October 1, 2015 (“AutoWeb Merger Date”), Autobytel entered into and consummated an Agreement and Plan of Merger by and among Autobytel, New Horizon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Autobytel (“Merger Sub”), AutoWeb Inc., a Delaware corporation (“AutoWeb”) and Jose Vargas, in his capacity as Stockholder Representative.  On the AutoWeb Merger Date, Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly owned subsidiary of Autobytel.  AutoWeb was a privately-owned company providing an automotive search engine that enables Manufacturers and Dealers to optimize advertising campaigns and reach highly-targeted car buyers through an auction-based click marketplace.  Prior to the acquisition, the Company previously owned approximately 15% of the outstanding shares of AutoWeb, on a fully converted and diluted basis, and accounted for the investment on the cost basis.  See Note 3.

In connection with the AutoWeb acquisition, Autobytel obtained AutoWeb’s Guatemalan website, software development and operations, which were provided as a contract service provider organization through Endine Enterprises Corp., a British Virgin Islands company and an entity effectively controlled by AutoWeb (“Endine”). Endine was not consolidated by AutoWeb as required under the VIE rules historically.  The Company has not consolidated Endine under the VIE rules as the effects of such consolidation would not be material and the Company currently plans to terminate this contract service provider arrangement.  The Company is in the process of establishing a wholly-owned, indirect Guatemalan subsidiary of Autobytel that will maintain the forgoing services and operations directly.  Eventually, the Company anticipates it will employ approximately seventy website, software development and operational personnel in Guatemala.

On May 21, 2015 (“Dealix/Autotegrity Acquisition Date”), Autobytel and CDK Global, LLC, a Delaware limited liability company (“CDK”), entered into and consummated a Stock Purchase Agreement in which Autobytel acquired all of the issued and outstanding shares of common stock in Dealix Corporation, a California corporation and subsidiary of CDK, and Autotegrity, Inc., a Delaware corporation and subsidiary of CDK (collectively, “Dealix/Autotegrity”).  Dealix Corporation provides new and used car Leads to automotive dealerships, Dealer groups and Manufacturers, and Autotegrity, Inc. is a consumer Leads acquisition and analytics business.  See Note 3.

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

On January 13, 2014 (“AutoUSA Acquisition Date”), Autobytel, AutoNation, Inc., a Delaware corporation (“Seller Parent”), and AutoNationDirect.com, Inc., a Delaware corporation and subsidiary of Seller Parent (“Seller”), entered into and consummated a Membership Interest Purchase Agreement in which Autobytel acquired all of the issued and outstanding membership interests in AutoUSA, LLC, a Delaware limited liability company and a subsidiary of Seller (“AutoUSA”).  AutoUSA was a competitor to the Company and at the time of the acquisition was a (i) lead aggregator purchasing internet-generated automotive consumer leads from third parties and reselling those consumer leads to automotive dealers; and (ii) reseller of third party products and services to automotive Dealers.  See Note 3.

2.	Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  Certain prior year amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations.

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

Investments.   In September 2013 the Company entered into a Contribution Agreement with AutoWeb pursuant to which Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, assuming conversion of the Series A Preferred Stock into AutoWeb common stock as of September 18, 2013. The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500.00. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. In November 2014 the Company entered into a Series B Preferred Stock Purchase Agreement with AutoWeb pursuant to which the Company paid $880,394 in exchange for 1,076 shares of AutoWeb Series B Preferred Stock, $0.01 par value per share.  The investments in AutoWeb were recorded at cost because prior to the AutoWeb Merger Date, the Company did not have significant influence over AutoWeb.  On the AutoWeb Merger Date, the shares of AutoWeb Series A Preferred Stock, AutoWeb Series B Preferred Stock, and the option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock were cancelled.  See Note 3.

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

In October 2013 the Company entered into an agreement with SaleMove to become the exclusive reseller to the automotive industry of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone.  The Company agreed to advance costs and expenses up to a total of $1.0 million (“SaleMove Advances”), all of which was advanced as of December 31, 2014.  SaleMove Advances are repaid to the Company from SaleMove's share of net revenues from this reseller agreement. As of December 31, 2015, the net advances due from SaleMove totaled $0.7 million.

In November 2014 the Company invested an additional $400,000 in SaleMove in the form of a convertible promissory note (“SaleMove Note 2”).  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on November 18, 2016 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.  SaleMove Note 1 and SaleMove Note 2 were converted into 190,997 Series A Preferred Stock in July 2015 upon a preferred stock financing by SaleMove and is classified as a long-term investment on the consolidated balance sheet as of December 31, 2015.

In December 2014 the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto, Inc. (“GoMoto”) in which we paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 we invested an additional $375,000 in GoMoto in the form of a convertible promissory note (“GoMoto Note”).  The convertible promissory note accrues interest at an annual rate of 4.0% and is due and payable in full on or after October 28, 2017 upon demand or at GoMoto’s option ten days’ written notice unless converted prior to the maturity date.  The convertible note will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to the maturity date of the convertible note.  The GoMoto Note is classified as an other long-term asset on the consolidated balance sheet as of December 31, 2015.

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

            The Company’s investments at December 31, 2015 and 2014 consist primarily of investments in SaleMove, AutoWeb and GoMoto and are accounted for under the cost method. Although there is no established market for these investments, we evaluated the investments for impairment by comparing them to an estimated fair value and determined that there is no impairment. To determine the estimated fair value for our investment in SaleMove, we analyzed the discounted future cash flows of our sales of SaleMove products. These fair value measurements are based on significant inputs not observable in the market and represent a Level 3 measurement.  On the AutoWeb Merger Date, Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly-owned subsidiary of Autobytel.  Prior to the acquisition, we owned 15% of the outstanding shares of AutoWeb, on a fully converted and diluted basis.

Variable Interest Entities.  The Company has investments in certain entities that are considered variable interest entities (“VIEs”) under GAAP.  The Company has concluded that their investment in SaleMove qualifies as a variable interest and SaleMove is a VIE. In addition, in relation to the Company’s acquisition of AutoWeb in October 2015 and AutoWeb’s relationship with Endine, the Company has concluded that AutoWeb’s relationship with Endine qualifies as a variable interest and Endine is a VIE.  VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structures, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIEs.  Additionally, changes in our various equity investments have in the past resulted in a reconsideration event.

Based on Autobytel’s analysis for the periods presented in this report, it is not the primary beneficiary of SaleMove. Accordingly, SaleMove does not meet the criteria for consolidation.   The SaleMove Advances are classified as an other long-term asset on the consolidated balance sheet as of December 31, 2015 and December 31, 2014.   The carrying value and maximum potential loss exposure from SaleMove totaled $0.7 million as of December 31, 2015, and $1.6 million as of December 31, 2014.

The Company performed an analysis of the VIE rules as it related to the acquisition of AutoWeb and its relationships.  AutoWeb has a contract with Endine wherein Endine provides the technical expertise for AutoWeb that will continue into 2016.  Based on Autobytel’s analysis of the contract that AutoWeb has with Endine under the VIE guidelines, the Company has concluded that AutoWeb is the primary beneficiary of Endine and that Endine meets the criteria for consolidation.  The Company performed an analysis of Endine’s financial position and operations and determined that consolidation of Endine into Autobytel is immaterial to Autobytel’s consolidated financial statements.  The Company’s consolidated financial statements for the year ended December 31, 2015 do not include the consolidation of Endine.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Ford Direct.  During 2015, approximately 28% of the Company’s total revenues were derived from these three customers, and approximately 37% or $10.7 million of gross accounts receivable related to these three customers at December 31, 2015.  In 2015, Urban Science Applications accounted for 16% of total revenues and total accounts receivable as of December 31, 2015.

During 2014, approximately 27% of the Company’s total revenues were derived from Urban Science Applications, General Motors and Jumpstart, and approximately 41% or $7.8 million of gross accounts receivable related to these three customers at December 31, 2014.  In 2014, Urban Science Applications accounted for 19% of total revenues and 23% of the total accounts receivable as of December 31, 2014.

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

Operating Leases.  The Company leases office space and certain office equipment under operating lease agreements which expire on various dates through 2023, with options to renew on expiration of the original lease terms.

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

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with the Internal-Use Software and the Website Development Costs Topics, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of the related websites.  The Company capitalized $1.5 million, $0.6 million and $82,000 of such costs for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Computation of Basic and Diluted Net Earnings per Share.  Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net earnings per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted method, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants described below and common shares issuable upon conversion of the shares described in Note 3.

The following are the share amounts utilized to compute the basic and diluted net earnings per share for the years ended December 31:

	2015	2014	2013
Basic Shares:
Weighted average common shares outstanding	9,907,066	8,998,035	8,883,357
Weighted average common shares repurchased	—	(18,138)	—
Basic Shares	9,907,066	8,979,897	8,883,357

Diluted Shares:
Basic Shares	9,907,066	8,979,897	8,883,357
Weighted average dilutive securities	2,755,258	2,232,011	1,732,596
Dilutive Shares	12,662,324	11,211,908	10,615,953

 For the year ended December 31, 2015, weighted average dilutive securities included dilutive options, warrants and convertible preferred shares.  For the years ended December 31, 2014 and 2013, weighted average dilutive securities included dilutive options, warrants and convertible debt.

Potentially dilutive securities representing approximately 1.4 million, 1.1 million and 1.1 million shares of common stock for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded from the computation of diluted income per share for these periods because their effect would have been anti-dilutive.

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

Advertising Expense.  Advertising costs are expensed in the period incurred and the majority of advertising expense is recorded in sales and marketing expense. Advertising expense in the years ended December 31, 2015, 2014 and 2013 was $2.0 million, $1.6 million and $1.8 million, respectively.

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

Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  In August 2015, the FASB voted to defer the effective date and it is now effective for public entities for annual periods ending after December 15, 2017.  Early adoptions of the standard is permitted, but not before the original effective date of December 15, 2016. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

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

 Accounting Standards Codification 740 “Income Taxes."  In November 2015, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” was issued.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this Update apply to all entities that present a classified statement of financial position.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company believes this ASU will be immaterial to the consolidated financial statements.

Accounting Standards Codification 842 “Leases.”  In February 2016, ASU No. 2016-02, “Leases (Topic 842)” was issued.  This ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases of terms more than 12 months.  The ASU will require both capital and operating leases to be recognized on the balance sheet.  Qualitative and quantitative disclosures will also be required to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has yet to determine if this ASU will be material to the consolidated financial statements.

3.                      Acquisitions

Acquisition of AutoWeb

On the AutoWeb Merger Date, Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly-owned subsidiary of Autobytel.  AutoWeb provides an automotive search engine that enables Manufacturers and Dealers to optimize their advertising campaigns and reach highly targeted car buyers through an auction-based click marketplace.

The AutoWeb Merger Date fair value of the consideration transferred totaled $23.8 million consisting of (i) 168,007 newly issued shares of Series B Junior Participating Convertible Preferred Stock, par value $0.001 per share, of Autobytel (“Series B Preferred Stock”); (ii) warrants to purchase up to 148,240 shares of Series B Preferred Stock “AutoWeb Warrant”); and (iii) $0.3 million in cash to cancel vested, in-the-money options to acquire shares of AutoWeb common stock.  As a result of accounting for the transaction as a business combination achieved in stages, the Company also recorded $0.6 million as a gain to the pre-merger investment in AutoWeb.  The results of operations of AutoWeb have been included in the Company’s results of operations since the AutoWeb Merger Date.

(in thousands)
Series B Preferred Stock	$20,989
Series B Preferred warrants to purchase 148,240 shares of Series B Preferred Stock	2,542
Cash	279
Fair value of prior ownership in AutoWeb	4,016
$27,826

The shares of Series B Preferred Stock are convertible, subject to certain limitations, into ten (10) shares of Common Stock.  All shares will be automatically converted upon stockholder approval.

The AutoWeb Warrant becomes exercisable three years after the closing date, subject to the following vesting conditions: (i) with respect to the first one-third of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date of the AutoWeb Warrant the weighted average closing price of the Common Stock for the preceding 30 trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations of the Common Stock occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $45.00.  The AutoWeb Warrant expires on the seventh anniversary of their issuance date.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the AutoWeb Merger Date.  Because the transaction was completed during the fourth quarter of 2015, the Company has not yet finalized the fair values of the assets and liabilities assumed in connection with the acquisition.

(in thousands)
Net identifiable assets acquired:
Total tangible assets acquired	$4,456
Total liabilities assumed	543
Net identifiable assets acquired	3,913

Definite-lived intangible assets acquired	17,690
Goodwill	5,954
$27,557

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The intangible assets related to the AutoWeb acquisition include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Customer relationships	Excess of earnings (2)	$7,470	4
Trademark/trade names	Relief from Royalty (3)	2,600	6
Developed technology	Excess of earnings (4)	7,620	7
Total purchased intangible assets		$17,690

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

(3)	The relief from royalty method is an earnings approach which assesses the royalty savings an entity realizes since it owns the asset and isn’t required to pay a third party a license fee for its use.
(4)
The excess of earnings method estimates a purchased intangible asset's value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The method takes into account technological and economic obsolescence of the technology.

Additionally, in connection with the acquisition of AutoWeb, the Company entered into non-compete agreements with key executives of Auto Web.  The fair value of the AutoWeb non-compete agreements was $270,000 and was derived by calculating the difference between the present value of the Company’s forecasted cash flows with the agreements in place and without the agreements in place.  The Company will amortize the value of the AutoWeb non-compete agreement over two years.

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

The goodwill recognized of $6.0 million was attributable primarily to expected synergies and the assembled workforce of AutoWeb.  The Company incurred approximately $0.9 million of acquisition-related costs related to the AutoWeb acquisition in 2015, all of which were expensed.

Acquisition of Dealix/Autotegrity

On the Dealix/Autotegrity Acquisition Date, Autobytel acquired all of the issued and outstanding shares of common stock of Dealix and Autotegrity.  Dealix provides new and used car leads to automotive dealerships, Dealer groups and Manufacturers, and Autotegrity is a consumer leads acquisition and analytics business.  The Company acquired Dealix/Autotegrity to further expand its reach and influence in the industry by increasing its Dealer network.

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

(in thousands)
Net identifiable assets acquired:
Total tangible assets acquired	$9,664
Total liabilities assumed	2,488
Net identifiable assets acquired	7,176

Definite-lived intangible assets acquired	7,655
Indefinite-lived intangible assets acquired	2,200
Goodwill	7,440
$24,471

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The intangible assets related to the Dealix/Autotegrity acquisition include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Customer relationships	Excess of earnings (2)	$7,020	10
Trademark/trade names – Autotegrity	Relief from Royalty (3)	120	3
Trademark/trade names – UsedCars.com	Relief from Royalty (3)	2,200	Indefinite
Developed technology	Cost Approach (4)	515	3
Total purchased intangible assets		$9,855

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

(3)	The relief from royalty method is an earnings approach which assesses the royalty savings an entity realizes since it owns the asset and isn’t required to pay a third party a license fee for its use.
(4)	The cost approach estimates the cost required to repurchase or reproduce the intangible assets. The method takes into account technological and economic obsolescence of the technology.

Additionally, in connection with the acquisition of Dealix/Autotegrity, the Company entered into non-compete agreements with CDK and a key executive of Dealix/Autotegrity.  The fair value of the non-compete agreements with CDK and the key executive from Dealix/Autotegrity was $0.5 million and  $40,000, respectively, and was derived by calculating the difference between the present value of the Company’s forecasted cash flows with the agreements in place and without the agreements in place.  The Company will amortize the value of the non-compete agreement with CDK and the key executive from Dealix/Autotegrity over two and one year(s), respectively.

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

The goodwill recognized of $7.4 million was attributable primarily to expected synergies and the assembled workforce of Dealix/Autotegrity.  The Company incurred approximately $1.3 million of acquisition-related costs related to the Dealix/Autotegrity acquisition in 2015, all of which were expensed.

Proforma information for Dealix/Autotegrity and AutoWeb

The following unaudited pro forma information presents the consolidated results of the Company, Dealix/Autotegrity and AutoWeb for the twelve months ended December 31, 2015 and 2014, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2014, are as follows:

	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014
	(in thousands)
Unaudited pro forma consolidated results:
Revenues	$146,649	$158,564
Net income	$4,839	$7,557

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of December 31, 2015.

(in thousands)
Net identifiable assets acquired	$758
Long-lived intangible assets acquired	3,660
Goodwill	7,346
$11,764

The preliminary fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the preliminary fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Customer relationships	Excess of earnings(2)	$2,660	5
Trademark/trade names	Relief from Royalty(3)	1,000	5
Total purchased intangible assets		$3,660

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

(3)	The relief from royalty method is an earnings approach which assesses the royalty savings an entity realizes since it owns the asset and isn’t required to pay a third party a license fee for its use.

Additionally, in connection with the acquisition of AutoUSA, the Company entered into a non-compete agreement with a key executive of AutoUSA.  The fair value of the AutoUSA non-compete agreement was $90,000 and was derived by calculating the difference between the present value of the Company’s forecasted cash flows with the agreement in place and without the agreement in place.  The Company will amortize the value of the AutoUSA non-compete agreement over two years.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Advanced Mobile Acquisition Date.

(in thousands)

Net identifiable assets acquired	$90
Definite-lived intangible assets acquired	1,270
Goodwill	1,925
Net assets acquired	$3,285

The fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Life (1)
		(in thousands)	(years)

Customer relationships	Excess of earnings (2)	$450	2
Developed technology	Excess of earnings (2)	820	5
Total purchased intangible assets		$1,270

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

        Additionally, in connection with the acquisition of Advanced Mobile, the Company entered into a non-compete agreement with a key executive of Advanced Mobile. The fair value of the Advanced Mobile non-compete agreement was $110,000 and was derived by calculating the difference between the present value of the Company’s forecasted cash flows with the agreement in place and without the agreement in place. The Company will amortize the value of the Advanced Mobile non-compete agreement over five years.

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

4.                      Investments

Investments.  The Company’s investments at December 31, 2015 and 2014 consist primarily of investments in SaleMove, AutoWeb and GoMoto and are recorded at cost.  Although there is no established market for these investments, the Company evaluated the investments for impairment by comparing them to an estimated fair value and determined that no impairment existed.  To determine the estimated fair value for the investment in SaleMove, the Company analyzed the discounted future cash flows of Autobytel’s sales of SaleMove products.  To determine the estimated fair value for the investment in AutoWeb, the Company analyzed participants in the Series B round of financing in November 2014.  These fair value measurements are based on significant inputs not observable in the market and represent a Level 3 measurement.

The following table presents the Company’s activity for 2015:

	Note	Note
	receivable-	receivable-
Description	long-term	current	Investments
	(in thousands)
Balance at December 31, 2014	$—	$150	$3,880
Total gains or (losses) (realized or unrealized)	—	—	636
Purchases	375	—	—
Sales	—	—	—
Transfers	—	(150)	(3,836)
Balance at December 31, 2015	$375	$—	$680

In September 2013 the Company entered into a Contribution Agreement with AutoWeb pursuant to which Autobytel contributed to AutoWeb $2.5 million and assigned to AutoWeb all the ownership interests in the autoweb.com domain name and two registered trademarks related to the AutoWeb name and related goodwill in exchange for 8,000 shares of AutoWeb Series A Preferred Stock, $0.01 par value per share.  The 8,000 shares of AutoWeb Series A Preferred Stock represented 16% of all issued and outstanding common stock of AutoWeb as of September 18, 2013, assuming conversion of the Series A Preferred Stock into AutoWeb common stock as of September 18, 2013. The Company also obtained an option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock at a per share exercise price of $500.00. In connection with this investment, the Company also entered into arrangements with AutoWeb to use the AutoWeb pay-per-click, auction-driven automotive marketplace technology platform as both a publisher and as an advertiser. In November 2014 we entered into a Series B Preferred Stock Purchase Agreement with AutoWeb pursuant to which the Company paid $880,394 in exchange for 1,076 shares of AutoWeb Series B Preferred Stock, $0.01 par value per share.  The investments in AutoWeb were recorded at cost because prior to the AutoWeb Merger Date, the Company did not have significant influence over AutoWeb.  On the AutoWeb Merger Date, the shares of AutoWeb Series A Preferred Stock, AutoWeb Series B Preferred Stock, and the option to acquire an additional 5,000 shares of AutoWeb Series A Preferred Stock were cancelled.  See Note 3.

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

In November 2014 the Company invested an additional $400,000 in SaleMove in the form of a convertible promissory note (“SaleMove Note 2”).  The convertible promissory note accrues interest at an annual rate of 6.0% and is due and payable in full on November 18, 2016 unless converted prior to the maturity date. The convertible note will be converted into preferred stock of SaleMove in the event of a preferred stock financing by SaleMove of at least $1.0 million prior to the maturity date of the convertible note.  SaleMove Note 1 and SaleMove Note 2 were converted into 190,997 Series A Preferred Stock in July 2015 upon a preferred stock financing by SaleMove and is classified as a long-term investment on the consolidated balance sheet as of December 31, 2015.

In December 2014 the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 the Company invested an additional $375,000 in GoMoto in the form of a convertible promissory note (“GoMoto Note”).  The convertible promissory note accrues interest at an annual rate of 4.0% and is due and payable in full on or after October 28, 2017 upon demand or at GoMoto’s option ten days’ written notice unless converted prior to the maturity date.  The convertible note will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to the maturity date of the convertible note.  The GoMoto Note is classified as an other long-term asset on the consolidated balance sheet as of December 31, 2015.

5.                     Selected Balance Sheet Accounts

    Property and Equipment

Property and equipment consists of the following:
	As of December 31,
	2015	2014
	(in thousands)
Computer software and hardware and capitalized internal use software	$15,741	$12,990
Furniture and equipment	1,419	1,271
Leasehold improvements	1,424	957
	18,584	15,218
Less—Accumulated depreciation and amortization	(14,288)	(13,314)
Property and Equipment, net	$4,296	$1,904

As of December 31, 2015 and 2014, capitalized internal use software, net of amortization, was $2.1 million and $0.9 million, respectively.  Depreciation and amortization expense related to property and equipment was $1.0 million for the year ended December 31, 2015.  Of this amount, $0.4 million was recorded in cost of revenues and $0.6 million was recorded in operating expenses for the year ended December 31, 2015. Depreciation and amortization expense related to property and equipment was $0.7 million for the year ended December 31, 2014.  Of this amount, $0.2 million was recorded in cost of revenues and $0.5 million was recorded in operating expenses for the year ended December 31, 2014.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.  The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		December 31, 2015			December 31, 2014
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	3-6 years	$11,494	$(6,071)	$5,423	$6,574	$(5,594)	$980
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2 - 10 years	19,563	(4,341)	15,222	5,074	(2,696)	2,378
Employment/non-compete agreements	1-5 years	1,510	(849)	661	700	(500)	200
Developed technology	5-7 years	8,955	(746)	8,209	820	(205)	615
		$42,822	$(13,307)	$29,515	$14,468	$(10,295)	$4,173

Amortization expense is included in “Depreciation and amortization” in the Statements of Income.  Amortization expense for intangible assets for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2016	$5,647
2017	5,427
2018	5,052
2019	3,655
2020	2,224
$22,005

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record any impairment related to goodwill as of December 31, 2015 and 2014.  As of December 31, 2015 and 2014, goodwill consisted of the following:

(in thousands)
Goodwill as of December 31, 2014	$20,948
Acquisition of Dealix/Autotegrity	11,215
Acquisition of AutoWeb	10,740
Goodwill as December 31, 2015	$42,903

In connection with the Dealix/Autotegrity stock acquisition in Note 3 above, the Company recorded net deferred tax liabilities of $3.8 million and adjusted goodwill by $3.8 million in 2015.  In connection with the AutoWeb acquisition in Note 3 above, the Company recorded net deferred tax liabilities of $4.7 million and adjusted goodwill by $4.7 million in 2015.

Accrued Expenses and Other Current Liabilities

As of December 31, 2015 and 2014, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Compensation and related costs and professional fees	$3,981	$5,149
Other accrued expenses	5,715	3,383
Amounts due to customers	486	267
Other current liabilities	562	696
Total accrued expenses and other current liabilities	$10,744	$9,495

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

In connection with the acquisition of AutoUSA, the Company issued the AutoUSA Note to the Seller. For information concerning the fair value of the AutoUSA Note, see Note 3.

6.                     Credit Facility

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

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of December 31, 2015 was $4.5 million.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) the London Interbank Offering Rate (“LIBOR”) plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of .10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of December 31, 2015 were $13.5 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of December 31, 2015.

7.	Commitments and Contingencies

     Operating Leases

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2023.  The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2016	$1,810
2017	1,551
2018	713
2019	401
2020	320
Thereafter	728
$5,523

Rent expense included in operating expenses was $1.2 million, $0.7 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

8.                     Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”) (the “401(k) Plan”). The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company did not make a contribution in the year ended December 31, 2013.  The Company contribution in the years ended December 31, 2015 and 2014 was $0.4 million and $0.2 million, respectively.

9.                      Stockholders’ Equity

Stock-Based Incentive Plans

The Company has established several plans that provide for stock-based awards (“Awards”) primarily in the form of stock options and restricted stock awards (“RSAs”). Certain of these plans provide for awards to employees, the Company’s Board of Directors and independent consultants. The Awards were granted under the 1998 Stock Option Plan, the 1999 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan, the 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan, the 2004 Restricted Stock and Option Plan, the 2006 Inducement Stock Option Plan, 2010 Equity Incentive Plan and the 2014 Equity Incentive Plan.  As of June 19, 2014, awards may only be granted under the 2014 Equity Incentive Plan.  An aggregate of 0.3 million shares of Company common stock are reserved for future issuance under the 2014 Equity Incentive Plan at December 31, 2015.

In addition to Awards under the foregoing plans, (i) during the year ended December 31, 2015, the Company granted 40,000 inducement stock options (“2015 Inducement Options”) to a new employee; (ii) during the year ended December 31, 2014 in connection with the acquisition of AutoUSA, the Company granted 40,000 performance-based inducement stock options (“2014 AutoUSA Inducement Options”) to a new employee; and (iii) during the year ended December 31, 2013 in connection with the acquisition of Advanced Mobile, the Company granted 88,641 performance-based inducement stock options (“2013 Advanced Mobile Inducement Options”) to a new employee.  The 2013 Advanced Mobile Inducement Options were allocated in three equal grants of 29,547 options each, with the actual amount of each grant that may be awarded being determined based upon the revenues and gross profit achievement of the Autobytel Mobile business for the years 2014, 2015 and 2016, respectively.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Income and Comprehensive Income as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Share-based compensation expense:
Cost of revenues	$150	$69	$50
Sales and marketing	713	544	153
Technology support	518	251	206
General and administrative	1,185	562	297
Share-based compensation expense	2,566	1,426	706

Amount capitalized to internal use software	9	5	2

Total share-based compensation expense	$2,557	$1,421	$704

As of December 31, 2015, December 31, 2014 and December 31, 2013, there was approximately $2.9 million, $2.3 million and $0.6 million, respectively, of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 1.8 years.

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

Awards granted under the Company’s stock option plans, the 2013 Advanced Mobile Inducement Options, 2014 AutoUSA Inducement Options and 2015 Inducement Options were estimated to have a weighted average grant date fair value per share of $5.73, $6.86 and $2.57 for the years ended December 31, 2015, 2014 and 2013, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	56%	56%	65%
Expected risk-free interest rate	1.3%	1.4%	0.8%
Expected life (years)	4.4	4.3	4.3

A summary of the Company’s outstanding stock options as of December 31, 2015, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2014	1,971,269	$7.73	4.5
Granted	606,750	12.45
Exercised	(145,979)	8.19
Forfeited or expired	(80,099)	14.43
Outstanding at December 31, 2015	2,351,941	$8.70	4.2	$32,616
Vested and expected to vest at December 31, 2015	2,262,633	$8.60	4.2	$31,597
Exercisable at December 31, 2015	1,539,979	$6.65	3.3	$24,510

Service-Based Options.  During the years ended December 31, 2015, 2014 and 2013, the Company granted 606,750, 473,750 and 113,500 service-based stock options, which had weighted average grant date fair values of $5.73, $6.92 and $2.37, respectively.

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

 During the year ended December 31, 2013, the Company granted 87,177 performance-based stock options (“2013 Performance-Based Options”) to certain employees with a weighted average grant date fair value and exercise price of $2.19 and $4.00, respectively, using a Black-Scholes option pricing model.  The 2013 Performance-Based Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2013 revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) goals and (ii) service vesting.  Based on the Company’s 2013 revenues and EBITDA performance, 83,398 of the 2013 Performance-Based Options were awarded under the performance vesting condition, with one-third of these awarded options vested on the first anniversary of the grant date and the remainder vesting ratably over twenty four months from that date thereafter.

 During the year ended December 31, 2013, the Company also granted the 2013 Advanced Mobile Inducement Options, which had a weighted average grant date fair value of $3.21, using a Black-Scholes option pricing model and weighted average exercise price of $7.17.  The 2013 Advanced Mobile Inducement Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2014, 2015 and 2016 revenues and gross profit goals for the Autobytel Mobile business and (ii) time vesting.  Of the 29,547 2013 Advanced Mobile Inducement Options originally granted and allocated to the 2014 revenues and gross profit performance of the Autobytel Mobile business, 2,955 of these options were awarded based on the revenues and gross profit achieved by the business for 2014, with one-third of these awarded options vested on January 21, 2015 and the remainder vesting ratably over twenty-four months from that date thereafter. The remaining 26,592 of the 2013 Advanced Mobile Inducement Options allocated to 2014 performance were canceled.  Of the 29,547 2013 Advanced Mobile Inducement Options originally granted and allocated to the 2015 revenues and gross profit performance of the Autobytel Mobile business, 2,955 of these options were awarded based on the revenues and gross profit achieved by the business for 2015, with one-third of these awarded options vested on January 22, 2016 and the remainder vesting ratably over twenty-four months from that date thereafter. The remaining 26,592 of the 2013 Advanced Mobile Inducement Options allocated to 2015 performance were canceled.

 Market Condition Options

 In 2009, the Company granted 213,650 stock options to substantially all employees at exercise prices equal to the price of the stock on the grant date of $1.75, with a fair market value per option granted of $0.97, using a Black-Scholes option pricing model.  One-third of these options vested on the first anniversary of the grant date and the remaining two-thirds vest ratably over twenty-four months thereafter.  In addition, the remaining two-thirds of the awards must meet additional conditions in order to be exercisable.  One-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least two times the option exercise price to be exercisable (“Market Condition A”).  The final one-third of the remaining options must also satisfy the condition that the closing price of Autobytel’s common stock over any 30 consecutive trading days is at least three times the option exercise price to be exercisable (“Market Condition B”). Certain of these options will accelerate vesting upon a change in control of the Company. Market Condition A was achieved during 2009 and Market Condition B was achieved in 2010.   During 2015, 8,050 stock options were exercised related to these market condition options.

 During 2015, 145,979 options were exercised (inclusive of 8,050 market condition stock options exercised during 2015), with an aggregate weighted average exercise price of $8.19.  During 2014, 134,668 options were exercised (inclusive of 17,431 market condition stock options exercised during 2014), with an aggregate weighted average exercise price of $4.18.  During 2013, 54,337 options were exercised (inclusive of the 5,879 market condition stock options exercised during 2013), with an aggregate weighted average exercise price of $3.92.  The total intrinsic value of options exercised during 2015, 2014 and 2013 was $1.9 million, $1.3 million and $60,000, respectively.

 Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) on April 23, 2015 in connection with the promotion of one of its executive officers.  Of the 125,000 RSAs, 25,000 were service-based (“Service-Based RSA Award”) and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  The Service-Based RSA Award had a fair market value of $15.37 per share.   This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based restricted stock (“Performance-Based RSA Award”).  The Performance-Based RSA Award had a fair market value of $5.23 per share.  The shares are subject to forfeiture upon the earlier of (such earliest date being referred to as the “Termination Date”) (i) a termination of the executive officer’s employment with the Company; (ii) March 31, 2018; and (iii) other events of forfeiture set forth in the award agreement, subject to the following: (i) the forfeiture restrictions with respect to 50,000 of the restricted shares will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $30.00 per share, and (ii) the forfeiture restrictions with respect to any of the restricted shares that remain subject to forfeiture restrictions will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $45.00 per share.  None of the forfeiture restrictions had lapsed during 2015.

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

Series B Preferred Stock

On the AutoWeb Merger Date, the Company issued the Series B Preferred Stock.  The shares of Series B Preferred Stock are convertible, subject to certain limitations, into 10 shares of Common Stock (with such conversion ratio subject to adjustment as set forth in the certificate of designations for the Series B Preferred Stock).  All shares of Series B Preferred Stock will be automatically converted if stockholder approval required by Section 5635 of The Nasdaq Stock Market continued listing rules is obtained.  The Series B Preferred Stock was valued at $124.93 per share on the AutoWeb Merger Date, which was based on ten times the closing price of the Company’s stock on September 30, 2015, discounted using a discount rate of 25.5%.

Warrant

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

The AutoWeb Warrant issued in connection with the acquisition described in Note 3 was valued at $1.72 per share for a total value of $2.5 million.  The Company used an option pricing model to determine the value of the AutoWeb Warrant.  Key assumptions used in valuing the AutoWeb Warrant are as follows: risk-free rate of 1.9%, stock price volatility of 74.0% and a term of 7.0 years.  The AutoWeb Warrant was valued based on long-term stock price volatilities of the Company.  The exercise price of the AutoWeb Warrant is $184.47 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The AutoWeb Warrant becomes exercisable on the third anniversary of the issuance date and expires on the seventh anniversary of the issuance date.

Shares Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2015:

Number of Shares
Stock options outstanding	2,351,941
Authorized for future grants under stock-based incentive plans	315,273
Reserved for conversion of preferred shares issued in relation to AutoWeb	1,680,070
Reserved for exercise of warrants	1,552,330
Reserved for conversion of promissory notes	61,200
Total	5,960,814

10.                   Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31:

	2015	2014	2013
		(in thousands)
Current:
Federal	$212	$129	$95
State	226	150	113
	438	279	208
Deferred:
Federal	2,997	1,714	1,353
State	586	385	902
	3,583	2,099	2,255

Valuation allowance release	(588)	(341)	(37,527)

Total income tax expense (benefit)	$3,433	$2,037	$(35,064)

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Tax provision at U.S. federal statutory rates	34.0%	34.0%	34.0%
State taxes	2.3	2.6	3.5
Federal rate adjustment	—	—	34.6
State rate adjustment	—	—	0.5
Deferred tax asset adjustments	6.8	6.4	5.9
Non-deductible permanent items	0.7	0.4	0.6
Acquisition costs	7.0	—	—
Stock options	—	—	0.4
Other	(1.0)	0.3	0.5
Change in valuation allowance	(7.3)	(6.3)	(1,219.1)
Effective income tax rate	42.5%	37.4%	(1,139.1)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$394	$284
Accrued liabilities	1,266	1,473
Net operating loss carry-forwards	31,325	34,473
Fixed assets	16	83
Intangible assets	—	744
Share-based compensation expense	2,422	1,566
Other	613	286
Total gross deferred tax assets	36,036	38,909
Valuation allowance	(5,427)	(6,015)
	30,609	32,894

Deferred tax liabilities:
Intangible assets	(9,147)	—
Total gross deferred tax liabilities	(9,147)	—
Net deferred tax assets	$21,462	$32,894

During 2015, management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.  Significant pieces of objective positive evidence evaluated were the cumulative earnings generated over the three-year period ended December 31, 2015 and the Company’s strong future earnings projections.  Based on this evaluation, as of December 31, 2015, the Company reversed $0.6 million of its valuation allowance.  We believe, however, that it is more likely than not that $0.8 million in state net operating loss carryforwards will not be realized.  Accordingly, a valuation allowance has been maintained on these state net operating losses.  In addition, included in the NOL deferred tax asset above is approximately $13.5 million of federal NOLs attributable to excess stock option deductions.  Due to a provision within ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) concerning when tax benefits related to excess stock option deductions can be credited to paid-in-capital, the related valuation allowance of $4.6 million cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized.  The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.  The Company follows ASC 740 ordering to determine when such NOL has been realized.

At December 31, 2015, the Company had federal and state net operating loss carry-forwards (“NOLs”) of approximately $88.2 million and $51.4 million, respectively.  The federal NOLs expire through 2035 as follows (in millions):

2021	$4.6
2022	1.7
2023	—
2024	4.1
2025	7.7
2026	25.5
2027	15.5
2028	5.2
2029	7.7
2030	10.6
2031	1.3
2032	—
2033	0.1
2034	2.5
2035	1.7
$88.2

The state NOLs expire through 2035 as follows (in millions):

2016	$19.6
2017	3.1
2028	2.6
2029	5.8
2030	11.0
2034	2.1
2035	1.5
California NOLs	45.7
Other State NOLs	5.7
Total State NOLs	$51.4

Utilization of the net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the IRC, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development credit carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006 and any changes have been reflected in the NOLs presented above as of December 31, 2015.  As a result of an acquisition in 2001, approximately $9.9 million of the NOLs are subject to an annual limitation of approximately $0.5 million per year.

The federal and state NOLs begin to expire in 2021 and 2016, respectively. Approximately $10.8 million and $5.0 million, respectively, of the federal and state net operating loss carry-forwards were incurred by subsidiaries prior to the date of the Company’s acquisition of such subsidiaries. The Company established a valuation allowance of $4.1 million at the date of acquisitions related to these subsidiaries. During 2013, the valuation allowance has been reversed.  The tax benefits associated with the realization of such NOLs will be credited to the provision for income taxes. In addition, federal NOLs of approximately $13.5 million relate to stock option deductions. Therefore, once the stock option deductions reduce income taxes payable in the future in accordance with ASC 718, approximately $4.6 million will be credited to stockholders’ equity rather than to income tax benefit.

At December 31, 2015, deferred tax assets exclude approximately $1.4 million and $0.3 million of tax-effected federal and state NOLs pertaining to tax deductions from stock-based compensation. Upon future realization of these benefits, the Company expects to increase additional paid-in capital and reduce income taxes payable. The benefit of excess stock option deductions is not recorded until such time that the deductions reduce income taxes payable. The $1.4 million federal amount is a component of the $4.6 million that will be credited to stockholders’ equity once the stock option deductions reduce income taxes payable in the future in accordance with ASC 718.  For purposes of determining when the stock options reduce income taxes payable, the Company has adopted the “with and without” approach whereby the Company considers NOLs arising from continuing operations prior to NOLs attributable to excess stock option deductions.

At December 31, 2015, the Company has federal and state research and development tax credit carry-forwards of $0.3 million and $0.2 million, respectively.  The federal credits begin to expire in 2021.  The state credits do not expire.

As of December 31, 2015 and 2014, the Company had unrecognized tax benefits of approximately $0.5 million and $0.6 million, respectively, all of which, if subsequently recognized, would have affected the Company’s tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
	(in thousands)
Balance at January 1,	$636	$636
Reductions based on the lapse of the statutes of limitations	(109)	—
Balance at December 31,	$527	$636

The Company files income tax returns in the United States and various state jurisdictions. In general, the Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2010 (except for the use of tax losses generated prior to 2010 that may be used to offset taxable income in subsequent years). The Company has estimated that $42,000 of unrecognized tax benefits related to income tax positions may be affected by expiring statutes of limitation within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company accrued $10,000 and $28,000 of interest, respectively, associated with its unrecognized tax benefits in the years ended December 31, 2015 and 2014.

11.	Quarterly Financial Data (Unaudited)

Below is a summary table of the Company’s quarterly data for the years ended December 31, 2015 and December 31, 2014.

	Quarter Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands, except per-share amounts)
Total net revenues	$36,421	$40,175	$30,387	$26,243	$26,041	$27,364	$25,913	$26,959
Gross profit	$14,474	$15,297	$11,770	$10,098	$10,404	$11,008	$10,316	$10,085
Net income	$1,386	$1,615	$871	$773	$1,117	$1,124	$801	$370
Basic earnings per share	$0.13	$0.16	$0.09	$0.09	$0.12	$0.12	$0.09	$0.04
Diluted earnings per share	$0.10	$0.14	$0.08	$0.07	$0.11	$0.11	$0.08	$0.04

AUTOBYTEL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2015	2014	2013
		(in thousands)
Allowance for bad debts:
Beginning balance	$490	$294	$268
Additions	379	354	92
Write-offs	(264)	(158)	(66)
Ending balance	$605	$490	$294
Allowance for customer credits:
Beginning balance	$280	$111	$158
Additions	803	1,037	511
Write-offs	(644)	(868)	(558)
Ending balance	$439	$280	$111
Tax valuation allowance:
Beginning balance	$6,015	$6,356	$43,883
Charged (credited) to tax expense	(588)	(341)	(37,527)
Ending balance	$5,427	$6,015	$6,356

EXHIBIT INDEX

Number	Description

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
Stock Purchase Agreement dated as of May 21, 2015 by and among the Company, CDK Global, LLC, a Delaware limited liability company, Dealix Corporation, a California corporation, and Autotegrity, Inc., a Delaware corporation incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761) (“ May 2015 Form 8-K ”)

2.4‡
Agreement and Plan of Merger dated as of October 1, 2015 by and among Autobytel Inc., a Delaware corporation, New Horizon Acquisition Corp., a Delaware corporation, AutoWeb, Inc., a Delaware corporation, and Jose Vargas, which is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2015 (SEC File No. 001-34761) (“ October 2015 Form 8-K ”)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012; and Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 3, 2013, which is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761); and Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of Autobytel Inc. dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.1 to the October 2015 Form 8-K

3.2	Fifth Amended and Restated Bylaws of Autobytel Inc. dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.2 to the October 2015 Form 8-K

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, which is incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1 ■
Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to S-1 Registration Statement, as amended by Amendment No. 1 to the Autobytel.com Inc. 1998 Stock Option Plan dated September 22, 1999, which is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999 (SEC File No. 000-22239) and Amendment No. 2 to the Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(5) to Schedule TO filed with the SEC on December 14, 2001 (SEC File No. 005-58067) (“Schedule TO”); and Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(14) to the Schedule TO

10.2 ■
Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.30 to Amendment No. 1 to S-1 Registration Statement, as amended by Amendment No. 1 to the Autobytel.com Inc. 1999 Stock Option Plan dated September 22, 1999, which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999  (SEC File No. 000-22239); and Amendment No. 2 to the Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(8) to the Schedule TO; Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(15) to the Schedule TO; Form of Performance Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(18) to the Schedule TO; and Form of Outside Director Stock Option Agreement pursuant to the Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 3, 2004 (SEC File No. 000-22239) (“November 2004 Form 8-K”)

10.3 ■
Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8  filed with the SEC on November 1, 1999 (SEC File No. 333-90045), as amended by Amendment No. 1 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(10) to the Schedule TO and Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.86 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239) (“Second Quarter 2009 Form 10-Q”); and Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(16) to the Schedule TO

10.4 ■
Form of Employee Stock Option Agreement pursuant to the Autobytel.com Inc. 1998 Stock Option Plan, the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan and the Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239) (“October 2008 Form 8-K”)

10.5 ■
Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 15, 2000 (SEC File No. 333-39396), as amended by Amendment No. 1 to the Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(12) to the Schedule TO, Amendment No. 2 to the Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002 (SEC File No. 000-22239) and Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.87 to the Second Quarter 2009 Form 10-Q; and Form of Stock Option Agreement pursuant to Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(17) to the Schedule TO

10.6 ■
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.7 to the Post-Effective Amendment to Registration Statement on Form S-8  filed with the SEC on July 31, 2003 (SEC File No. 333-67692), as amended by Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.88 to the Second Quarter 2009 Form 10-Q; and Form of Restricted Stock Award Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the October 2008 Form 8-K (SEC File No. 000-22239)

10.7 ■
Form of Employee Stock Option Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the Year Ended December 31, 2014, filed with the SEC on February 26, 2015 (SEC File No. 001-34761)

10.8 ■
Autobytel Inc. 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on June 28, 2004 (SEC File No. 333-116930)  (“2004 Form S-8”), as amended by Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.89 to the Second Quarter 2009 Form 10-Q; Form of Employee Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.9 to the 2004 Form S-8; Form of Outside Director Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.2 to the November 2004 Form 8-K; Form of Stock Option Agreement pursuant to the Autobytel 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.65 to the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (SEC File No. 000-22239); Form of Outside Director Stock Option Agreement pursuant to the 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2005 (SEC File No. 000-22239) (“September 2005 Form 8-K”); and Form of Letter Agreement (amending certain stock option agreements with Outside Directors), which is incorporated herein by reference to Exhibit 10.2 to the September 2005 Form 8-K

10.9 ■
Autobytel Inc. 2006 Inducement Stock Option Plan, which is incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-8  filed with the SEC on June 16, 2006 (SEC File No. 333-135076) (“2006 Form S-8”), as amended by Amendment No. 1 to the Autobytel Inc. 2006 Inducement Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.90 to the Second Quarter 2009 Form 10-Q; and Form of Employee Inducement Stock Option Agreement, which is incorporated herein by reference to Exhibit 4.10 to the 2006 Form S-8

10.10 ■
Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 001-34761); Form of Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the Year Ended December 31, 2011 filed with the SEC on March 1, 2012 (SEC File No. 001-34761) (“2011 Form 10-K”); Form of 2013 Performance-Based Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.79 to the Annual Report on Form 10-K for the Year Ended December 31, 2012 filed with the SEC on February 28, 2013 (SEC File No. 001-34761) (“2012 Form 10-K”); Form of 2012 Performance-Based Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.59 to the 2011 Form 10-K; Form of Non-Employee Director Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.60 to the 2011 Form 10-K; and Form of (Management) Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.61 to the 2011 Form 10-K

10.11 ■
Autobytel Inc. 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761); and Form of Stock Option Award Agreement pursuant to the Autobytel Inc. 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed with the SEC on July 31, 2014 (SEC File No. 001-34761)

10.12 ■
Letter Agreement dated October 10, 2006 between the Company and Glenn E. Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009, which are incorporated herein by reference to Exhibit 10.77 to the Annual Report on Form 10-K for the Year Ended December 31, 2008 filed with the SEC on March 13, 2009 (SEC File No. 000-22239) (“2008 Form 10-K”)

10.13 ■
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Glenn E. Fuller, which is incorporated herein by reference to Exhibit 10.4 to the October 2008 Form 8-K, as amended by Amendment No. 1 to Amended and Restated Severance Agreement dated December 14, 2012 between Autobytel and Glenn E. Fuller, which is incorporated herein by reference to Exhibit 10.73 to the 2012 Form 10-K

10.14 ■
Letter Agreement dated October 4, 2007 between the Company and Curtis E. DeWalt, as amended by Memorandum dated as of December 8, 2008 and Memorandum dated March 1, 2009, which are incorporated herein by reference to Exhibit 10.79 to the 2008 Form 10-K

10.15 ■
Amended and Restated Severance Agreement dated as of September 29, 2008 between the Company and Curtis E. DeWalt, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 9, 2009 (SEC File No. 000-22239), as amended by Amendment No. 1 to Amended and Restated Severance Agreement dated October 19, 2012 between Autobytel and Curtis E. DeWalt, which is incorporated herein by reference to Exhibit 10.72 to the 2012 Form 10-K

10.16 ■
Letter Agreement dated August 6, 2004 between the Company and Wesley Ozima, as amended by Memorandum dated March 1, 2009, which are incorporated herein by reference to Exhibit 10.81 to the 2008 Form 10-K

10.17 ■
Amended and Restated Severance Agreement dated as of November 15, 2008 between the Company and Wesley Ozima, which is incorporated herein by reference to Exhibit 10.82 to the 2008 Form 10-K, as amended by Amendment No. 1 to Amended and Restated Severance Agreement dated October 16, 2012 between Autobytel and Wesley Ozima, which is incorporated herein by reference to Exhibit 10.74 to the 2012 Form 10-K

10.18 ■
Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.92 to the Second Quarter 2009 Form 10-Q

10.19 ■
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.93 to the Second Quarter 2009 Form 10-Q

10.20 ■
Autobytel Inc. 2004 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.94 to the Second Quarter 2009 Form 10-Q

10.21■
Employee Stock Option Award Agreement dated as of January 21, 2016 between Autobytel Inc. and Jeffrey H. Coats pursuant to the Autobytel Inc. 2014 Equity Incentive Plan incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC January 27, 2016 (SEC File No. 001-34761) (“January 2016 Form 8-K ”)

10.22■
Employee Stock Option Award Agreement dated as of January 21, 2016 between Autobytel Inc. and Jeffrey H. Coats pursuant to the Autobytel Inc. 2014 Equity Incentive Plan incorporated by reference to Exhibits 10.3 to the January 2016 Form 8-K

10.23■
Form of Amended and Restated Indemnification Agreement between Autobytel and its directors and officers, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761)

10.24 ■*	Form of Indemnification Agreement between Autobytel and its directors and officers

10.25 ■
Letter Agreement dated March 9, 2010 between Autobytel and Kimberly Boren, as amended by Memorandum dated December 21, 2010 and Memorandum dated as of December 1, 2011, which are incorporated herein by reference to Exhibit 10.73 to the 2011 Form 10-K

10.26 ■
Amended and Restated Severance Benefits Agreement dated as of February 25, 2011 between Autobytel and Kimberly Boren, which is incorporated herein by reference to Exhibit 10.74 to the 2011 Form 10-K, as amended by Amendment No. 1 to Amended and Restated Severance Benefits Agreement dated November 14, 2012 between Autobytel and Kimberly Boren, which is incorporated herein by reference to Exhibit 10.70 to the 2012 Form 10-K

10.27 ■
Severance Benefits Agreement dated as of September 17, 2010 between Autobytel and William Ferriolo, which is incorporated herein by reference to Exhibit 10.76 to the 2011 Form 10-K, as amended by Amendment No. 1 to Severance Benefits Agreement dated November 30, 2012 between Autobytel and William Ferriolo, which is incorporated herein by reference to Exhibit 10.77 to the 2012 Form 10-K

10.28 ■
Letter Agreement dated May 21, 2007 between Autobytel and John Steerman, as amended by Memorandum dated March 20, 2009, Memorandum dated September 30, 2009 and Memorandum dated as of December 1, 2011, which are incorporated herein by reference to Exhibit 10.77 to the 2011 Form 10-K

10.29 ■
Severance Agreement dated as of October 1, 2009 between Autobytel and John Steerman, which is incorporated herein by reference to Exhibit 10.78 to the 2011 Form 10-K, as amended by Amendment No. 1 to Severance Agreement dated September 19, 2012 between Autobytel and John D. Steerman, which is incorporated herein by reference to Exhibit 10.75 to the 2012 Form 10-K and Amendment No. 2 to Severance Agreement dated November 7, 2012 between Autobytel and John D. Steerman, which is incorporated herein by reference to Exhibit 10.76 to the 2012 Form 10-K

10.30
Consulting Services Agreement entered into as of April 1, 2015 by and between Autobytel Inc. and Curtis E. DeWalt which is incorporated herein by reference to the form agreement filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed with the SEC on August 6, 2015 (“Second Quarter 2015 Form 10-Q”)

10.31
Lease Agreement dated April 6, 1997 between The Provider Fund, The Colton Company and Autobytel (“Irvine Lease”), as amended by Amendment No. 12 to Irvine Lease dated February 6, 2009, Amendment No. 13 to Irvine Lease dated March 5, 2009, and Amendment No. 14 to Irvine Lease dated November 29, 2010, which are incorporated herein by reference to Exhibit 10.79 to the 2011 Form 10-K, Amendment No. 15 to Irvine Lease dated October 31, 2012, which is incorporated herein by reference to Exhibit 10.69 to the 2012 Form 10-K.

10.32*	Irvine Lease, as amended by Amendment No. 16 between GFE MacArthur Investments, LLC as successor-in-interest to The Provider Fund Partners and Autobytel Inc. dated August 7, 2015.

10.33
Loan Agreement dated as of February 26, 2013 by and between Autobytel Inc., a Delaware corporation, and Union Bank, N.A., a national banking association, as amended by First Amendment to Loan Agreement dated as of September 10, 2013, Second Amendment to Loan Agreement dated as of January 13, 2014, Security Agreement dated January 13, 2014, Commercial Promissory Note dated January 13, 2014 ($9,000,000 Term Loan), and Commercial Promissory Note dated January 13, 2014 ($8,000,000 Revolving Loan), which are incorporated herein by reference to Exhibit 10.4 to the January 2014 Form 8-K and amended by Third Amendment to Loan Agreement dated as of May 20, 2015, incorporated by reference to Exhibit 10.1 to the May 2015 Form 8-K, Commercial Promissory Note dated May 20, 2015 ($15,000,000 Term Loan), and Commercial Promissory Note dated May 20, 2015 ($8,000,000 Revolving Loan) which are incorporated herein by reference to Exhibit 10.2, 10.3 and 10.4 to the May 2015 Form 8-K

10.34
Convertible Subordinated Promissory Note dated as of January 13, 2014 (Principal Amount $1,000,000.00) issued by Autobytel Inc., a Delaware corporation, to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.1 to the January 2014 Form 8-K

10.35
Warrant to Purchase 69,930 Shares of Autobytel Inc. Common Stock dated as of January 13, 2014 issued by Autobytel Inc., a Delaware corporation, to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.2 to the January 2014 Form 8-K

10.36
Shareholder Registration Rights Agreement dated as of January 13, 2014 by and between Autobytel Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.3 to the January 2014 Form 8-K

10.37 ■
Severance Benefits Agreement dated October 1, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed with the SEC on November 7, 2013 (“Third Quarter 2013 Form 10-Q”)

10.38 ■	Inducement Stock Option Award Agreement dated September 30, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.3 to the Third Quarter 2013 Form 10-Q

10.39 ■	Inducement Stock Option Award Agreement dated September 30, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.4 to the Third Quarter 2013 Form 10-Q

10.40 ■	Inducement Stock Option Award Agreement dated September 30, 2013 between Autobytel Inc. and Bret Dunlap, which is incorporated herein by reference to Exhibit 10.5 to the Third Quarter 2013 Form 10-Q

10.41 ■
Inducement Stock Option Award Agreement dated January 13, 2014 between Autobytel Inc. and Phillip W. DuPree, which is incorporated by reference to Exhibit 10.87 to the Annual Report on Form 10-K for the Year Ended December 31, 2013 filed with the SEC on February 20, 2014 (SEC File No. 001-34761) (“2013 Form 10-K”)

10.42 ■	Severance Benefits Agreement dated January 13, 2014 between Autobytel Inc. and Phillip DuPree, which is incorporated herein by reference to Exhibit 10.89 to the 2013 Form 10-K

10.43 ■
Second Amended and Restated Employment Agreement dated as of April 3, 2014 between Autobytel Inc. and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2014 (SEC File No. 001-34761) as amended by Amendment No. 1 to the Amended and Restated Employment Agreement dated January 21, 2016 by and between Autobytel Inc. and Jeffrey H. Coats which is incorporated herein by reference to Exhibit 10.1 to the January 2016 Form 8-K

10.44
Amended and Restated Stockholder Agreement dated as of October 1, 2015 by and among Autobytel Inc., a Delaware corporation, Auto Holdings Ltd., a British Virgin Islands business company, Manatee Ventures Inc., a British Virgin Islands business company, Galeb3 Inc.,  a Florida corporation, Matias de Tezanos, and Jose Vargas, and the other parties set forth on the signature pages thereto, which is incorporated by reference to Exhibit 10.2 to the October 2015 Form 8-K

10.45
Form of Warrant to Purchase Series B Junior Participating Convertible Preferred Stock dated as of October 1, 2015 issued by Autobytel Inc., a Delaware corporation, to the persons listed on Schedule A thereto, which is incorporated herein by reference to Exhibit 10.1 to the October 2015 Form 8-K

10.46■
Restricted Stock Award Agreement dated as of April 23, 2015 between Autobytel Inc. and William Ferriolo pursuant to the Autobytel Inc. 2014 Equity Incentive Plan incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 29, 2015 disclosing an April 23, 2015 event (SEC File No. 001-34761) (“April 2015 Form 8-K”)

10.47 ■
Restricted Stock Award Agreement dated as of April 23, 2015 between Autobytel Inc. and William Ferriolo pursuant to the Autobytel Inc. 2014 Equity Incentive Plan incorporated by reference to Exhibit 10.4 to the April 2015 Form 8-K

10.48 ■
Amended and Restated Letter Agreement dated as of April 23, 2015 between Autobytel Inc. and William Ferriolo incorporated by reference to Exhibit 10.5 to the April 2015 Form 8-K and as amended by Amendment No. 1 to Amended and Restated Letter Agreement dated January 22, 2016 by and between Autobytel Inc. and William Ferriolo incorporated by reference to Exhibit 10.4 to the January 2016 Form 8-K

10.49■*	Severance Benefits Agreement dated May 1, 2013 between Autobytel Inc. and John Skocilic.

10.50■	Severance Benefits Agreement dated May 21, 2015 between Autobytel Inc. and John Vicidomino incorporated by reference to Exhibit 10.11 to the Second Quarter 2015 Form 10-Q

10.51■	Employment Offer Letter dated June 18, 2015 between Autobytel Inc. and H. Donald Perkins, Jr. incorporated by reference to Exhibit 10.12 to the Second Quarter 2015 Form 10-Q

10.52■	Severance Benefits Agreement dated June 18, 2015 between Autobytel Inc. and H. Donald Perkins, Jr. incorporated by reference to Exhibit 10.13 to the Second Quarter 2015 Form 10-Q

10.53■	Inducement Stock Option Award Agreement dated June 18, 2015 between Autobytel Inc. and H. Donald Perkins, Jr. incorporated by reference to Exhibit 10.14 to the Second Quarter 2015 Form 10-Q

10.54■*	Employment Offer Letter dated February 23, 2016 between Autobytel Inc. and Jose Vargas

21.1*	Subsidiaries of Autobytel Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 10, 2016

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 10 , 2016

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated March 10, 2016

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

■	Management Contract or Compensatory Plan or Arrangement.

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