Form 10-Q
period 2016-03-31
AUTOBYTEL INC
filed 2016-05-05
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 2, 2016, there were 10,686,382 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of March 31, 2016 and December 31, 2015	1

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2016 and the Three Months Ended March 31, 2015	2

	Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and the Three Months Ended March 31, 2015	3

	Notes to Unaudited Consolidated Condensed Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

ITEM 6.	Exhibits	26

	Signatures	28

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	March 31, 2016	December 31, 2015*
Assets
Current assets:
Cash and cash equivalents	$24,027	$23,993
Accounts receivable, net of allowances for bad debts and customer credits of $1,027 and $1,045 at March 31, 2016 and December 31, 2015, respectively	27,764	28,091
Deferred tax asset	4,237	3,642
Prepaid expenses and other current assets	852	1,276
Total current assets	56,880	57,002
Property and equipment, net	4,812	4,296
Investments	680	680
Intangible assets, net	28,085	29,515
Goodwill	42,789	42,903
Long-term deferred tax asset	17,820	17,820
Other assets	1,296	1,372
Total assets	$152,362	$153,588
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,310	$7,643
Accrued expenses and other current liabilities	7,775	10,744
Current portion of term loan payable	5,250	5,250
Total current liabilities	22,335	23,637
Convertible note payable	1,000	1,000
Long-term portion of term loan payable	11,437	12,750
Borrowings under revolving credit facility	8,000	8,000
Total liabilities	42,772	45,387
Commitments and contingencies	—	—
Stockholders’ equity:
Series A Preferred stock, $0.001 par value; 11,445,187 shares authorized; none outstanding	—	—
Series B Preferred stock, $0.001 par value; 500,000 shares authorized; 168,007 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 10,680,463 and 10,626,624 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	11	11
Additional paid-in capital	344,550	342,485
Accumulated deficit	(234,971)	(234,295)
Total stockholders’ equity	109,590	108,201
Total liabilities and stockholders’ equity	$152,362	$153,588

* Amounts were derived from audited financial statements

See accompanying notes to unaudited consolidated condensed financial statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Lead fees	$31,996	$24,167
Advertising	3,766	1,600
Other revenues	485	476
Total revenues	36,247	26,243
Cost of revenues	22,612	16,145
Gross profit	13,635	10,098
Operating expenses:
Sales and marketing	5,677	3,584
Technology support	4,188	1,831
General and administrative	3,373	3,046
Depreciation and amortization	1,286	485
Litigation settlements	(5)	(25)
Total operating expenses	14,519	8,921

Operating income (loss)	(884)	1,177
Interest and other income (expense), net	(224)	(147)
Income (loss) before income tax provision (benefit)	(1,108)	1,030
Income tax provision (benefit)	(432)	257
Net income (loss) and comprehensive income (loss)	$(676)	$773

Basic earnings (loss) per common share	$(0.06)	$0.09

Diluted earnings (loss) per common share	$(0.06)	$0.07

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(676)	$773
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,813	603
Provision for bad debts	54	53
Provision for customer credits	181	174
Share-based compensation	1,364	653
Change in deferred tax asset	(595)	236
Changes in assets and liabilities:
Accounts receivable	206	(695)
Prepaid expenses and other current assets	426	299
Other assets	76	19
Accounts payable	1,667	210
Accrued expenses and other current liabilities	(2,969)	(2,855)
Non-current liabilities	13	—
Net cash provided by (used in) operating activities	1,560	(530)
Cash flows from investing activities:
Purchases of property and equipment	(899)	(338)
Net cash used in investing activities	(899)	(338)
Cash flows from financing activities:
Payments on term loan borrowings	(1,313)	(562)
Proceeds from exercise of stock options	699	5
Payment of contingent fee arrangement	(13)	—
Net cash used in financing activities	(627)	(557)
Net increase (decrease) in cash and cash equivalents	34	(1,425)
Cash and cash equivalents, beginning of period	23,993	20,747
Cash and cash equivalents, end of period	$24,027	$19,322

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$45
Cash paid for interest	$230	$171

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through the Company’s programs for online lead referrals (“Leads”), Dealer marketing products and services, online advertising programs and consumer traffic referral programs and mobile products.

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

On October 1, 2015 (“AutoWeb Merger Date”), Autobytel entered into and consummated an Agreement and Plan of Merger by and among Autobytel, New Horizon Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Autobytel (“Merger Sub”), AutoWeb, Inc., a Delaware corporation (“AutoWeb”), and Jose Vargas, in his capacity as Stockholder Representative.  On the AutoWeb Merger Date, Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly-owned subsidiary of Autobytel.  AutoWeb was a privately-owned company providing an automotive search engine that enables Manufacturers and Dealers to optimize advertising campaigns and reach highly-targeted car buyers through an auction-based marketplace.  Prior to the acquisition, the Company owned approximately 15% of the outstanding shares of AutoWeb, on a fully converted and diluted basis, and accounted for the investment on the cost basis.  See Note 4.

In connection with the AutoWeb acquisition, Autobytel obtained AutoWeb’s Guatemalan website, software development and operations, which were provided as a contract service provider organization through Endine Enterprises Corp., a British Virgin Islands business company effectively controlled by AutoWeb. The Company currently plans to terminate this arrangement and maintain the forgoing services and operations directly under a wholly-owned, indirect Guatemalan subsidiary of Autobytel with employees located in Guatemala.

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

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The consolidated condensed statements of operations and comprehensive income (loss) and cash flows for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2015 Form 10-K.

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

 Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  In August 2015, the FASB voted to defer the effective date and it is now effective for public entities for annual periods ending after December 15, 2017.  Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on the consolidated financial statements and related disclosures.

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

Accounting Standards Codification 323 “Investments-Equity Method and Joint Ventures.”  In March 2016, ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting” was issued.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as of the equity method had been in effect during all previous periods that the investment was held.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualifies for equity method accounting.  Thus, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Earlier application is permitted. The Company has yet to determine if this ASU will be material to the consolidated financial statements.

Accounting Standards Codification 718 “Compensation-Stock Compensation.”  In March 2016, ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” was issued.  This ASU provides for areas of simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted in any interim or annual period.  The Company has yet to determine if this ASU will be material to the consolidated financial statements.

4.  Acquisition

Acquisition of AutoWeb

On the AutoWeb Merger Date, Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly-owned subsidiary of Autobytel.

The AutoWeb Merger Date fair value of the consideration transferred totaled $23.8 million consisting of (i) 168,007 newly issued shares of Series B Junior Participating Convertible Preferred Stock, par value $0.001 per share, of Autobytel (“Series B Preferred Stock”); (ii) warrants to purchase up to 148,240 shares of Series B Preferred Stock (“AutoWeb Warrants”); and (iii) $0.3 million in cash to cancel vested, in-the-money options to acquire shares of AutoWeb common stock.  As a result of accounting for the transaction as a business combination achieved in stages, the Company also recorded $0.6 million as a gain to the pre-merger investment in AutoWeb.  The results of operations of AutoWeb have been included in the Company’s results of operations since the AutoWeb Merger Date.

(in thousands)
Series B Preferred Stock	$20,989
Series B Preferred warrants to purchase 148,240 shares of Series B Preferred Stock	2,542
Cash	279
Fair value of prior ownership in AutoWeb	4,016
$27,826

The shares of Series B Preferred Stock are convertible, subject to certain limitations, into ten (10) shares of Common Stock.  All shares will automatically convert upon stockholder approval.

The AutoWeb Warrants were valued at $1.72 per share for a total value of $2.5 million.  The Company used a Monte Carlo simulation model to determine the value of the AutoWeb Warrants.  Key assumptions used in valuing the AutoWeb Warrants are as follows: risk-free rate of 1.9%, stock price volatility of 74.0% and a term of 7.0 years.  The AutoWeb Warrants become exercisable on October 1, 2018, subject to the following vesting conditions: (i) with respect to the first one-third of the warrant shares, if at any time after the issuance date of the AutoWeb Warrants and prior to the expiration date of the AutoWeb Warrants the weighted average closing price of the Common Stock for the preceding 30 trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations of the Common Stock occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third of the warrant shares, if at any time after the issuance date of the AutoWeb Warrants and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third of the warrant shares, if at any time after the issuance date of the AutoWeb Warrants and prior to the expiration date the Weighted Average Closing Price is at or above $45.00.  The AutoWeb Warrants expire on October 1, 2022.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the AutoWeb Merger Date.

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

Additionally, in connection with the acquisition of AutoWeb, the Company entered into non-compete agreements with key executives of AutoWeb.  The fair value of the AutoWeb non-compete agreements was $270,000 and was derived by calculating the difference between the present value of the Company’s forecasted cash flows with the agreements in place and without the agreements in place.  The Company is amortizing the value of the AutoWeb non-compete agreements over two years.

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

The goodwill recognized of $6.0 million was attributable primarily to expected synergies and the assembled workforce of AutoWeb.  The Company incurred approximately $1.1 million of acquisition-related costs related to the AutoWeb acquisition, of which $0.2 million was expensed in the first quarter of 2016.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Dealix/Autotegrity Acquisition Date.  During the three months ended March 31, 2016, the Company made adjustments to the purchase price allocation due to changes in accounts receivable acquired.

(in thousands)
Net identifiable assets acquired:
Total tangible assets acquired	$9,778
Total liabilities assumed	2,488
Net identifiable assets acquired	7,290

Definite-lived intangible assets acquired	7,655
Indefinite-lived intangible assets acquired	2,200
Goodwill	7,326
$24,471

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

Additionally, in connection with the acquisition of Dealix/Autotegrity, the Company entered into non-compete agreements with CDK and a key executive of Dealix/Autotegrity.  The fair values of the non-compete agreements with CDK and the key executive were $0.5 million and  $40,000, respectively, and were derived by calculating the difference between the present value of the Company’s forecasted cash flows with the agreements in place and without the agreements in place.  The Company is amortizing the value of the non-compete agreements with CDK and the key executive over two and one year(s), respectively.

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

The goodwill recognized of $7.3 million was attributable primarily to expected synergies and the assembled workforce of Dealix/Autotegrity.  The Company incurred approximately $1.6 million of acquisition-related costs related to the Dealix/Autotegrity acquisition, of which $0.3 million was expensed in the first quarter of 2016.

Pro forma information for Dealix/Autotegrity and AutoWeb

The following unaudited pro forma information presents the consolidated results of the Company, Dealix/Autotegrity and AutoWeb for the three months ended March 31, 2015, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2015, are as follows:

Three Months Ended March 31, 2015
(in thousands)
Unaudited pro forma consolidated results:
Revenues	$38,634
Net income	$1,502

 5.  Computation of Basic and Diluted Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants, common shares issuable upon conversion of convertible notes and unvested restricted stock.  The following are the share amounts utilized to compute the basic and diluted net earnings (loss) per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Basic Shares:
Weighted average common shares outstanding	10,633,907	8,880,450
Weighted average unvested restricted stock	(125,000)	—
Basic Shares	10,508,907	8,880,450

Diluted Shares:
Basic shares	10,508,907	8,880,450
Weighted average dilutive securities	—	2,216,293
Diluted Shares	10,508,907	11,096,743

For the three months ended March 31, 2015, weighted average dilutive securities included dilutive options and the warrant and convertible note issued in connection with the acquisition of Autotropolis, Inc. and Cyber Ventures, Inc. (collectively referred to in this Quarterly Report on Form 10-Q as “Cyber”).

For the three months ended March 31, 2016, 2.8 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net loss per share.  For the three months ended March 31, 2015, 1.4 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share.

 On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of Company common stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of Company common stock.  The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  The Company may repurchase common stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  The Company funded repurchases and anticipates that the Company would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company’s sole discretion.  The impact of repurchases on the Company’s Tax Benefit Preservation Plan and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, is also a factor that the Company considers in connection with share repurchases.  No shares were repurchased in the three months ended March 31, 2016 and March 31, 2015, respectively.

Warrants. The warrant to purchase 69,930 shares of Company common stock issued in connection with the acquisition of AutoUSA, LLC (“AutoUSA”) on January 13, 2014 (“AutoUSA Acquisition Date”) was valued at $7.35 per share for a total value of $0.5 million (“AutoUSA Warrant”). The Company used an option pricing model to determine the value of the AutoUSA Warrant. Key assumptions used in valuing the AutoUSA Warrant are as follows: risk-free rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years. The AutoUSA Warrant was valued based on long-term stock price volatilities of the Company. The exercise price of the AutoUSA Warrant is $14.30 per share (as may be adjusted for stock splits, stock dividends, combinations and other similar events). The AutoUSA Warrant becomes exercisable on January 13, 2017 and expires on January 13, 2019. The right to exercise the AutoUSA Warrant is accelerated in the event of a change in control of the Company.

The Company issued the AutoWeb Warrants in connection with the acquisition of AutoWeb.  The AutoWeb Warrants were valued at $1.72 per share for a total value of $2.5 million.  The Company used a Monte Carlo simulation model to determine the value of the AutoWeb Warrants.  Key assumptions used in valuing the AutoWeb Warrants are as follows: risk-free rate of 1.9%, stock price volatility of 74.0% and a term of 7.0 years.  The AutoWeb Warrants become exercisable on October 1, 2018, subject to the following vesting conditions: (i) with respect to the first one-third of the warrant shares, if at any time after the issuance date of the AutoWeb Warrants and prior to the expiration date of the AutoWeb Warrants the Weighted Average Closing Price is at or above $30.00; (ii) with respect to the second one-third of the warrant shares, if at any time after the issuance date of the AutoWeb Warrants and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third of the warrant shares, if at any time after the issuance date of the AutoWeb Warrants and prior to the expiration date the Weighted Average Closing Price is at or above $45.00.  The AutoWeb Warrants expire on October 1, 2022.

6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Share-based compensation expense:
Cost of revenues	$14	$25
Sales and marketing (1)	632	140
Technology support (2)	332	74
General and administrative (3)	388	417
Share-based compensation costs	1,366	656

Amount capitalized to internal use software	2	3
Total share-based compensation costs	$1,364	$653

(1)
Certain awards were modified in connection with the termination of one of the Company’s executive officer’s employment with the Company and their vesting accelerated in accordance with the terms of the applicable option agreements.  The total expense related to these modifications and acceleration of vested awards was approximately $0.3 million in the three months ended March 31, 2016.

(2)
The vesting of certain awards was accelerated in accordance with the terms of the applicable option agreements in connection with the termination of one of the Company’s executive officer’s employment with the Company.  The total expense related to acceleration of vested awards was approximately $0.2 million in the three months ended March 31, 2016.

(3)
Certain awards were modified in accordance with the Company’s former Chief Financial Officer’s consulting agreement and their vesting accelerated in accordance with the terms of the applicable option agreements.  The total expense related to these modifications and acceleration of vested awards was approximately $0.2 million in the three months ended March 31, 2015.

Service-Based Options.  The Company granted the following service-based options for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Number of service-based options granted	428,900	315,050
Weighted average grant date fair value	$8.12	$4.65
Weighted average exercise price	$17.12	$10.22

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

Market Condition Options.  On January 21, 2016, the Company granted 100,000 stock options to its CEO with an exercise price of $17.09 and grant date fair value of $2.94 per option, using a Monte Carlo simulation model (“CEO Market Condition Options”).  The CEO Market Condition Options are subject to both stock price-based and service-based vesting requirements that must be satisfied for the CEO Market Condition Options to vest and become exercisable. The CEO Market Condition Options provide that the stock price-based vesting condition will be met (i) with respect to the first one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date of the CEO Market Condition Options the weighted average closing price of the Company’s common stock on The Nasdaq Capital Market for the preceding thirty (30) trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $45.00. With respect to any of the CEO Market Condition Options for which the stock price-based requirements are met, these options are also subject to the following service-based vesting schedule: (i) thirty-three and one-third percent (33 1/3%) of these options will vest and become exercisable on January 21, 2017 and (ii) one thirty-sixth (1/36th) of these options will vest and become exercisable on each successive monthly anniversary thereafter for the following twenty-four months ending on January 21, 2019.

Stock option exercises.  The following stock options were exercised for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015

Number of stock options exercised	53,839	253
Weighted average exercise price	$12.97	$7.17

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Dividend yield	—	—
Volatility	58%	56%
Risk-free interest rate	1.3%	1.2%
Expected life (years)	4.4	4.4

Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) on April 23, 2015 in connection with the promotion of one of its executive officers.  Of the 125,000 RSAs, 25,000 were service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based restricted stock.  The shares are subject to forfeiture upon the earlier of (such earliest date being referred to as the “Termination Date”) (i) a termination of the executive officer’s employment with the Company; (ii) March 31, 2018; and (iii) other events of forfeiture set forth in the award agreement, subject to the following: (i) the forfeiture restrictions with respect to 50,000 of the restricted shares will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $30.00 per share, and (ii) the forfeiture restrictions with respect to any of the restricted shares that remain subject to forfeiture restrictions will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $45.00 per share.  None of the forfeiture restrictions had lapsed during the three months ended March 31, 2016.

7. Investments

The Company’s investments at March 31, 2016 and December 31, 2015 consisted primarily of investments in privately-held SaleMove, Inc., a Delaware corporation (“SaleMove”), and GoMoto, Inc., a Delaware corporation (“GoMoto”).

In September 2013, the Company entered into a Convertible Note Purchase Agreement in which Autobytel invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note. In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares are classified as a long-term investment on the consolidated balance sheet as of March 31, 2016.

In October 2013, the Company entered into an agreement with SaleMove to become the exclusive provider to the automotive industry of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s patent-pending technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s fifty percent share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  SaleMove advances are repaid to the Company from SaleMove’s share of net revenues from the reseller agreement.  As of March 31, 2016, the net advances due from SaleMove totaled $671,000.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which we paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 the Company invested an additional $375,000 in GoMoto in the form of a convertible promissory note (“GoMoto Note”).  The convertible promissory note accrues interest at an annual rate of 4.0% and is due and payable in full on or after October 28, 2017 upon demand or at GoMoto’s option ten days’ written notice unless converted prior to the maturity date.  The convertible note will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to the maturity date of the convertible note.  The GoMoto Note is recorded at cost and classified as an other long-term asset on the consolidated balance sheet as of March 31, 2016.

8. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Computer software and hardware and capitalized internal use software	$16,629	$15,741
Furniture and equipment	1,424	1,419
Leasehold improvements	1,429	1,424
	19,482	18,584
Less – Accumulated depreciation and amortization	(14,670)	(14,288)
Property and equipment, net	$4,812	$4,296

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Scion, Subaru, Toyota, Volkswagen and Volvo), General Motors and Jumpstart Automotive Group. During the first three months of 2016, approximately 26% of the Company’s total revenues was derived from these three customers, and approximately 41%, or $11.7 million of gross accounts receivables, related to these three customers at March 31, 2016.

During the first three months of 2015, approximately 30% of the Company’s total revenues was derived from General Motors, Urban Science Applications and Ford Direct, and approximately 44%, or $8.6 million of gross accounts receivables, related to these three customers at March 31, 2015.

Intangible Assets.  The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisitions of Cyber, Advanced Mobile, LLC, AutoUSA, Dealix/Autotegrity and AutoWeb, the Company identified $38.1 million of intangible assets.  The Company’s intangible assets are amortized over the following estimated useful lives:

	Estimated Useful Life	March 31, 2016			December 31, 2015
Intangible Asset		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)
Trademarks/trade names/licenses/domain	5 years – Indefinite	$11,494	$(6,245)	$5,249	$11,494	$(6,071)	$5,423
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2-10 years	19,563	(5,127)	14,436	19,563	(4,341)	15,222
Employment/non-compete agreements	5 years	1,510	(963)	547	1,510	(849)	661
Developed technology	1-5 years	8,955	(1,102)	7,853	8,955	(746)	8,209
		$42,822	$(14,737)	$28,085	$42,822	$(13,307)	$29,515

Amortization expense for the remainder of the year and for the next five years is as follows:

Year	Amortization Expense
(in thousands)
2016	$4,217
2017	5,427
2018	5,052
2019	3,655
2020	2,224
2021	2,116
$22,691

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record impairment related to goodwill as of December 31, 2015 and March 31, 2016.

Goodwill consisted of the following (in thousands):

Goodwill as of December 31, 2015	$42,903
Current year activity	(114)
Goodwill as of March 31, 2016	$42,789

During the three months ended March 31, 2016, the Company made adjustments to the Dealix/Autotegrity purchase price allocation due to changes in accounts receivable acquired and adjusted goodwill accordingly.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Compensation and related costs and professional fees	$1,793	$3,981
Other accrued expenses	4,937	5,715
Amounts due to customers	575	486
Other current liabilities	470	562
Total accrued expenses and other current liabilities	$7,775	$10,744

Convertible notes payable.  In connection with the acquisition of AutoUSA, the Company issued a convertible subordinated promissory note for $1.0 million (“AutoUSA Note”) to the AutoNationDirect.com, Inc.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company's outside valuation consultants in valuing the AutoUSA Note include a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019.  At any time after January 31, 2017, the holder of the AutoUSA Note may convert all or any part, but at least 30,600 shares, of the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The right to convert the AutoUSA Note into common stock of the Company is accelerated in the event of a change in control of the Company.  In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

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

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of March 31, 2016 was $3.9 million.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) the London Interbank Offering Rate (“LIBOR”) plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of .10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of March 31, 2016 were $12.8 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of March 31, 2016.

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

11. Income Taxes

On an interim basis, the Company estimates what its anticipated annual effective tax rate will be and records a quarterly income tax provision (benefit) in accordance with the estimated annual rate, in addition to the tax effect of certain discrete items that arise during the quarter.  As the fiscal year progresses, the Company refines its estimates based on actual events and financial results during the year.  This process can result in significant changes to the Company's estimated effective tax rate.  When this occurs, the income tax provision (benefit) is adjusted during the quarter in which the estimates are refined so that the year-to-date provision reflects the estimated annual effective tax rate.  These changes, along with adjustments to the Company's deferred taxes and related valuation allowance, may create fluctuations in the overall effective tax rate from quarter to quarter.

The Company’s effective tax rate for the three months ended March 31, 2016 differed from the U.S. federal statutory rate primarily due to unrecognized tax benefits, state income taxes and permanent non-deductible tax items.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of March 31, 2016, all of which, if subsequently recognized, would have affected the Company’s tax rate.

The total balance of accrued interest and penalties related to state uncertain tax positions was $11,000 and $10,000 as of March 31, 2016 and December 31, 2015, respectively.  The Company recognizes interest and penalties related to state uncertain tax positions as a component of income tax expense , and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense (benefit) for the three months ended March 31, 2016 and March 31, 2015.

The Company is subject to taxation in the U.S. and in various state jurisdictions. Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2012 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2011 are no longer subject to examination. The Company is currently under examination by the State of Michigan for the years 2011 through 2014, but does not anticipate any material adjustments. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in the 2015 Form 10-K. Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

You should read the following discussion of our results of operations and financial condition in conjunction with our unaudited consolidated condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2015 Form 10-K.

Our corporate website is located at www.autobytel.com. Information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q. At or through the Investor Relations section of our website we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports as soon as practicable after the reports are electronically filed with or furnished to the SEC.

Unless the context otherwise requires, the terms “we”, “us”, “our”, “Autobytel” and “Company” refer to Autobytel Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements presented herein are presented on the same basis as the 2015 Form 10-K.  We have made disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The statements of operations and comprehensive income (loss) and cash flows for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated condensed financial statements and the notes thereto in the 2015 Form 10-K.  Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

On October 1, 2015 (“AutoWeb Merger Date”), Autobytel entered into and consummated an Agreement and Plan of Merger by and among Autobytel, New Horizon Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Autobytel (“Merger Sub”), AutoWeb, Inc., a Delaware corporation (“AutoWeb”) and Jose Vargas, in his capacity as Stockholder Representative.  Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly-owned subsidiary of Autobytel.  AutoWeb was a privately-owned company providing an automotive search engine that enables Manufacturers and Dealers to optimize advertising campaigns and reach highly-targeted, low funnel car buyers through an auction-based click marketplace.  The Company previously owned approximately 15% of the outstanding shares of AutoWeb, on a fully converted and diluted basis, and accounted for the investment on the cost basis.  This acquisition represents a business combination achieved in stages (i.e. step acquisition) in accordance with ASC 805-10-25-10.  Per ASC 805-10-25-10, “in a business combination achieved in stages, the acquirer shall remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings.”

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

The shares of Series B Preferred Stock are convertible, subject to certain limitations, into 10 shares of the Company’s common stock. All shares will automatically convert if the stockholder approval required by Section 5635 of the Nasdaq listing rules is obtained. The rights, preferences and privileges of the Series B Preferred Stock, including the terms of conversion and voting, are summarized in Item 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015. The merger agreement contains a covenant that the Company will use all commercially reasonable efforts to secure the approval of the Company’s stockholders necessary to cause the conversion of the Series B Preferred Stock into Common Stock no later than the third annual meeting of the stockholders of Autobytel following October 1, 2015.

The AutoWeb Warrants will become exercisable on October 1, 2018, subject to the satisfaction of the following additional vesting conditions: (i) with respect to the first 1/3 of the warrant shares, if at any time after the issuance date of the AutoWeb Warrants and prior to the expiration date of the AutoWeb Warrants the weighted average closing price of the Company’s common stock on The Nasdaq Capital Market for the preceding 30 trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations of the Company’s common stock occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second 1/3 of the warrant shares, if at any time after the issuance date and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last 1/3 of the warrant shares, if at any time after the issuance date and prior to the expiration date the Weighted Average Closing Price is at or above $45.00. The AutoWeb Warrants expire on October 1, 2022.

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

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online purchase request referrals (“Leads”), Dealer marketing products and services, online advertising and consumer traffic referral programs and mobile products.  Our consumer-facing automotive websites (“Company Websites”), including our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Vehicle Leads”).  For consumers who may not be able to secure loans through conventional lending sources, our Company Websites provide these consumers the ability to submit inquiries requesting Dealers or other lenders that may offer vehicle financing to these consumers to contact the consumers regarding vehicle financing (“Finance Leads”).  The Company’s mission for consumers is to be “Your Lifetime Automotive Advisor"® by engaging consumers throughout the entire lifecycle of their automotive needs.

Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”).  We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  In addition, in 2011 we began using R.L. Polk & Co., later acquired by IHS, to evaluate the performance quality of all Leads that we send to our customers.  Our Manufacturers, wholesale customers and IHS each match the Leads we deliver to our customers against vehicle sales or registration data to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to our customers. This information allows us to estimate the buy rates for the consumers who submitted our Internally-Generated Leads and our Non-Internally Generated Leads and based on these estimates, to estimate an industry average buy rate. Based on the most current IHS data (which are provided to us only on an aggregated, non-personally identifiable basis), we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 17%, which is three times our internal estimate of the industry average buy rate.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

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

For the three months ended March 31, 2016 our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:

•	The effect of unemployment on the number of vehicle purchasers;

•	Pricing and purchase incentives for vehicles;

•	The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;

•	The impact of fuel prices on demand for the number and types of vehicles;

•	Increases or decreases in the number of retail Dealers or in the number of Manufacturers and other wholesale customers in our customer base;

•	Volatility in spending by Manufacturers and others in their marketing budgets and allocations; and

•	The competitive impact of consolidation in the online automotive referral industry.

In addition, our future business, results of operations and financial condition will be affected by our acquisition of AutoWeb, discussed above in the Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table sets forth certain statement of operations data for the three-month periods ended March 31, 2016 and 2015 (certain amounts may not calculate due to rounding):

	2016	% of total revenues	2015	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$31,996	88%	$24,167	92%	$7,829	32%
Advertising	3,766	11	1,600	6	2,166	135
Other revenues	485	1	476	2	9	2
Total revenues	36,247	100	26,243	100	10,004	38
Cost of revenues	22,612	62	16,145	62	6,467	40
Gross profit	13,635	38	10,098	38	3,537	35
Operating expenses:
Sales and marketing	5,677	16	3,584	14	2,093	58
Technology support	4,188	12	1,831	7	2,357	129
General and administrative	3,373	9	3,046	11	327	11
Depreciation and amortization	1,286	3	485	2	801	165
Litigation settlements	(5)	—	(25)	—	20	(80)
Total operating expenses	14,519	40	8,921	34	5,598	63
Operating income (loss)	(884)	(2)	1,177	4	(2,061)	(175)
Interest and other income (expense), net	(224)	(1)	(147)	—	(77)	52
Income (loss) before income tax provision (benefit)	(1,108)	(3)	1,030	4	(2,138)	(208)
Income tax provision (benefit)	(432)	(1)	257	1	(689)	(268)
Net income (loss)	$(676)	(2)	$773	3%	$(1,449)	(187%)

Leads.  Lead fees revenues increased $7.8 million, or 32%, in the first quarter of 2016 compared to the first quarter of 2015 primarily as a result of increased lead volume associated with the Dealix/Autotegrity acquisition in May 2015.

Advertising. Advertising revenues increased $2.2 million, or 135%, in the first quarter of 2016 compared to the first quarter of 2015 as a result of an increase in click revenue from AutoWeb coupled with the acquired click revenue from the Dealix/Autotegrity in May 2015 and the AutoWeb acquisition in October 2015.

Other Revenues.  Other revenues remained flat at $0.5 million for the first quarter of 2016 compared to the first quarter of 2015.

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

Cost of revenues increased $6.5 million, or 40%, in the first quarter of 2016 compared to the first quarter of 2015 primarily due to increased lead volume from the Dealix/Autotegrity acquisition in May 2015 together with increased headcount and intangible amortization costs from both the Dealix/Autotegrity and AutoWeb acquisitions.

 Sales and Marketing.  Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the first quarter of 2016 increased $2.1 million, or 58%, compared to the first quarter of 2015 due primarily to increased headcount related costs associated with the Dealix/Autotegrity and AutoWeb acquisitions coupled with severance expense of $0.6 million and accelerated stock compensation expense of $0.3 million associated with the termination of two executive officers.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the first quarter of 2016 increased by $2.4 million, or 129%, compared to the first quarter of 2015 due primarily to increased headcount related costs associated with the Dealix/Autotegrity and AutoWeb acquisitions coupled with severance expense of $0.3 million and accelerated stock compensation expense of $0.2 million associated with the termination of an executive officer.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first quarter of 2016 increased $0.3 million, or 11%, compared to the first quarter of 2015 due to increased facility fees and professional fees associated with the Dealix/Autotegrity and AutoWeb acquisitions.

Depreciation and amortization.  Depreciation and amortization expense in the first quarter of 2016 increased $0.8 million to $1.3 million compared to $0.5 million in the first quarter of 2015 primarily due to the addition of intangible assets related to the acquisitions of Dealix/Autotegrity and AutoWeb.

Litigation settlements.  Payments primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for the first quarter of 2016 were $5,000 compared to $25,000 in the first quarter of 2015.

Interest and other income (expense), net.  Interest and other expense was $0.2 million for the first quarter of 2016 compared to $0.1 million in the first quarter of 2015.  Interest expense increased to $230,000 in the first quarter of 2016 from $171,000 in the first quarter of 2015 primarily due to increased borrowings on our term loans and revolving line of credit.

Income taxes. Income tax benefit was $0.4 million in the first quarter of 2016 compared to income tax expense of $0.3 million in the first quarter of 2015.  Income tax benefit for the first quarter of 2016 differed from the federal statutory rate primarily due to unrecognized tax benefits, state income taxes and permanent non-deductible tax items.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2016 and 2015:
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$1,560	$(530)
Net cash used in investing activities	(899)	(338)
Net cash used in financing activities	(627)	(557)

Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $24.0 million as of March 31, 2016 and December 31, 2015.

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

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank's Reference Rate (prime rate) minus 0.50% or (ii) the LIBOR plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of March 31, 2016 was $3.9 million.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) the London Interbank Offering Rate (“LIBOR”) plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank's Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of .10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company's personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of March 31, 2016 were $12.8 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of March 31, 2016.

Net Cash Provided by (Used In) Operating Activities.  Net cash provided by operating activities in the three months ended March 31, 2016 of $1.6 million resulted primarily from adjustments for non-cash charges to earnings offset by a net loss of $0.7 million.  This was offset by net decreases in working capital, driven by cash used to reduce accrued liabilities of $3.0 million primarily related to the payment of annual incentive compensation amounts accrued in 2015 and paid in the first three months of 2016.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities was $0.9 million in the three months ended March 31, 2016 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net cash used in investing activities was $0.3 million in the three months ended March 31, 2015 which related to purchases of property and equipment.

Net Cash Used In Financing Activities.  Net cash used in financing activities primarily related to payments of $1.3 million made against the term loan borrowings in the first three months of 2016. In addition, stock options for 53,839 shares of the Company’s common stock were exercised in the first three months of 2016 resulting in $0.7 million cash inflow.

Net cash used in financing activities primarily related to payments of $0.6 million made against the Term Loan borrowings in the first three months ended March 31, 2015.

Off-Balance Sheet Arrangements

At March 31, 2016, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three months ended March 31, 2016 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2015 Form 10-K.

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

2.2‡
Stock Purchase Agreement dated as of May 21, 2015 by and among the Company, CDK Global, LLC, a Delaware limited liability company, Dealix Corporation, a California corporation, and Autotegrity, Inc., a Delaware corporation incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761) (“May 2015 Form 8-K”)

2.3‡
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

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1
Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of January 21, 2016, between Autobytel Inc. and Jeffrey H. Coats which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 27, 2016 (SEC File No. 001-34761) (“January 2016 Form 8-K”)

10.2	Employee Stock Option Award Agreement dated January 21, 2016 between Autobytel Inc. and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.2 to the January 2016 Form 8-K

10.3	Employee Stock Option Award Agreement dated January 21, 2016 between Autobytel Inc. and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.3 to the January 2016 Form 8-K

10.4
Amendment No. 1 to Amended and Restated Letter Agreement dated January 22, 2016, between Autobytel Inc. and William Ferriolo, which is incorporated herein by reference to Exhibit 10.4 to the January 2016 Form 8-K

10.5
Employment Offer Letter dated February 23, 2016 between Autobytel Inc. and Jose Vargas, which is incorporated  herein by referenced to Exhibit 10.54 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016 (SEC File No. 001-34761)

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

AUTOBYTEL INC.

Date: May 5, 2016	By:	/s/ Kimberly S. Boren
Kimberly S. Boren
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 5, 2016	By:	/s/ Wesley Ozima
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

2.2‡
Stock Purchase Agreement dated as of May 21, 2015 by and among the Company, CDK Global, LLC, a Delaware limited liability company, Dealix Corporation, a California corporation, and Autotegrity, Inc., a Delaware corporation incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761) (“May 2015 Form 8-K”)

2.3‡
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

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1
Amendment No. 1 to Second Amended and Restated Employment Agreement dated as of January 21, 2016, between Autobytel Inc. and Jeffrey H. Coats which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 27, 2016 (SEC File No. 001-34761)(“January 2016 Form 8-K”)

10.2	Employee Stock Option Award Agreement dated January 21, 2016 between Autobytel Inc. and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.2 to the January 2016 Form 8-K

10.3	Employee Stock Option Award Agreement dated January 21, 2016 between Autobytel Inc. and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.3 to the January 2016 Form 8-K

10.4
Amendment No. 1 to Amended and Restated Letter Agreement dated January 22, 2016, between Autobytel Inc. and William Ferriolo, which is incorporated herein by reference to Exhibit 10.4 to the January 2016 Form 8-K

10.5
Employment Offer Letter dated February 23, 2016 between Autobytel Inc. and Jose Vargas, which is incorporated  herein by referenced to Exhibit 10.54 to the Annual Report on Form 10-K filed with the SEC on March 10, 2016 (SEC File No. 001-34761)

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