Form 10-Q
period 2016-09-30
AUTOBYTEL INC
filed 2016-11-03
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

As of October 31, 2016, there were 10,962,330 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	September 30, 2016	December 31, 2015*
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$32,729	$23,993
Accounts receivable, net of allowances for bad debts and customer credits of $894 and $1,045 at September 30, 2016 and December 31, 2015, respectively	32,127	28,091
Deferred tax asset	3,089	3,642
Prepaid expenses and other current assets	1,094	1,276
Total current assets	69,039	57,002
Property and equipment, net	5,019	4,296
Investments	680	680
Intangible assets, net	25,171	29,515
Goodwill	42,821	42,903
Long-term deferred tax asset	17,820	17,820
Other assets	1,591	1,372
Total assets	$162,141	$153,588
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,390	$7,643
Accrued expenses and other current liabilities	10,933	10,744
Current portion of term loan payable	5,250	5,250
Total current liabilities	27,573	23,637
Convertible note payable	1,000	1,000
Long-term portion of term loan payable	8,812	12,750
Borrowings under revolving credit facility	8,000	8,000
Total liabilities	45,385	45,387
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Series B Preferred stock, 168,007 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 10,932,050 and 10,626,624 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	11	11
Additional paid-in capital	348,547	342,485
Accumulated deficit	(231,802)	(234,295)
Total stockholders’ equity	116,756	108,201
Total liabilities and stockholders’ equity	$162,141	$153,588

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated condensed financial statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Lead fees	$36,202	$36,459	$98,706	$88,480
Advertising	7,371	3,211	16,412	6,846
Other revenues	338	505	1,188	1,479
Total revenues	43,911	40,175	116,306	96,805
Cost of revenues	28,156	24,878	72,995	59,639
Gross profit	15,755	15,297	43,311	37,166
Operating expenses:
Sales and marketing	3,964	4,109	14,026	11,430
Technology support	2,943	3,574	10,775	7,952
General and administrative	3,346	3,600	10,405	9,854
Depreciation and amortization	1,270	720	3,809	1,808
Litigation settlements	(24)	(25)	(25)	(75)
Total operating expenses	11,499	11,978	38,990	30,969

Operating income	4,256	3,319	4,321	6,197
Interest and other income (expense), net	(206)	(216)	(643)	(546)
Income before income tax provision	4,050	3,103	3,678	5,651
Income tax provision	1,312	1,488	1,185	2,391
Net income and comprehensive income	$2,738	$1,615	$2,493	$3,260

Basic earnings per common share	$0.26	$0.16	$0.23	$0.33

Diluted earnings per common share	$0.21	$0.14	$0.19	$0.30

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$2,493	$3,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,492	2,262
Provision for bad debts	225	343
Provision for customer credits	411	716
Share-based compensation	3,171	1,889
Change in deferred tax asset	553	5,663
Changes in assets and liabilities:
Accounts receivable	(4,590)	(1,159)
Prepaid expenses and other current assets	196	(1,217)
Other assets	156	(3,627)
Accounts payable	3,747	1,879
Accrued expenses and other current liabilities	189	(2,137)
Non-current liabilities	38	(261)
Net cash provided by operating activities	12,081	7,611
Cash flows from investing activities:
Purchase of Dealix/Autotegrity	—	(25,011)
Investment in GoMoto	(375)	—
Purchases of property and equipment	(1,871)	(1,810)
Net cash used in investing activities	(2,246)	(26,821)
Cash flows from financing activities:
Borrowings under credit facility	—	2,750
Borrowings under term loan	—	15,000
Payments on term loan borrowings	(3,938)	(2,437)
Proceeds from exercise of stock options	2,877	113
Proceeds from exercise of warrant	—	1,860
Payment of contingent fee arrangement	(38)	(25)
Net cash (used in) provided by financing activities	(1,099)	17,261
Net increase (decrease) in cash and cash equivalents	8,736	(1,949)
Cash and cash equivalents, beginning of period	23,993	20,747
Cash and cash equivalents, end of period	$32,729	$18,798

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$261	$329
Cash paid for interest	$661	$659

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through the Company’s programs for online lead referrals (“Leads”), Dealer marketing products and services, online advertising and consumer traffic referral programs and mobile products.

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

In connection with the AutoWeb acquisition, Autobytel obtained AutoWeb’s Guatemalan software development and operations, which were previously provided as a contract service provider organization through Endine Enterprises Corp., a British Virgin Islands business company effectively controlled by AutoWeb. The Company terminated this arrangement and now provides and maintains the forgoing services and operations under a wholly-owned, indirect Guatemalan subsidiary of Autobytel, with employees located in Guatemala.

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

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The consolidated condensed statements of income and comprehensive income and cash flows for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2015 Form 10-K.

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

Accounting Standards Codification 740 “Income Taxes.”  In November 2015, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” was issued.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this update apply to all entities that present a classified statement of financial position.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company does not believe this ASU will have a material effect on the consolidated financial statements.

Accounting Standards Codification 842 “Leases.”  In February 2016, ASU No. 2016-02, “Leases (Topic 842)” was issued.  This ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases of terms more than 12 months.  The ASU will require both capital and operating leases to be recognized on the balance sheet.  Qualitative and quantitative disclosures will also be required to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company continues to assess whether this ASU will be material to the consolidated financial statements.

Accounting Standards Codification 323 “Investments-Equity Method and Joint Ventures.”  In March 2016, ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting” was issued.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Thus, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Earlier application is permitted. The Company continues to assess whether this ASU will be material to the consolidated financial statements.

Accounting Standards Codification 718 “Compensation-Stock Compensation.”  In March 2016, ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” was issued.  This ASU provides for areas of simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted in any interim or annual period.  The Company continues to assess whether this ASU will be material to the consolidated financial statements.

Accounting Standards Codification 230 “Statement of Cash Flows.”  In August 2016, ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” was issued.  This ASU provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice for those issues.  The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted in any interim or annual period.  The Company does not believe this ASU will have a material effect on the consolidated financial statements.

4.  Acquisitions

Acquisition of AutoWeb

On the AutoWeb Merger Date, Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly-owned subsidiary of Autobytel.

The AutoWeb Merger Date fair value of the consideration transferred totaled $23.8 million consisting of (i) 168,007 newly issued shares of Series B Junior Participating Convertible Preferred Stock, par value $0.001 per share, of Autobytel (“Series B Preferred Stock”); (ii) warrants to purchase up to 148,240 shares of Series B Preferred Stock (“AutoWeb Warrants”), at an exercise price per share of $184.47 (reflecting 10 times the $16.77 closing price of a share of the Company’s common stock, $0.001 par value per share (“Common Stock”), plus a ten percent (10%) premium) and (iii) $0.3 million in cash to cancel vested, in-the-money options to acquire shares of AutoWeb common stock.  As a result of accounting for the transaction as a business combination achieved in stages, the Company also recorded $0.6 million as a gain to the pre-merger investment in AutoWeb.  The results of operations of AutoWeb have been included in the Company’s results of operations since the AutoWeb Merger Date.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the AutoWeb Merger Date.

Net identifiable assets acquired:	(in thousands)
Total tangible assets acquired	$4,456
Total liabilities assumed	543
Net identifiable assets acquired	3,913
Definite-lived intangible assets acquired	17,690
Goodwill	5,954
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

The goodwill recognized of $6.0 million was attributable primarily to expected synergies and the assembled workforce of AutoWeb.  The Company incurred approximately $1.1 million of acquisition-related costs related to the AutoWeb acquisition.

Pro forma information

The following unaudited pro forma information presents the consolidated results of the Company and AutoWeb for the three and nine months ended September 30, 2015, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur as a result of the acquisition and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2015, are as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Unaudited pro forma consolidated results:
Revenues	$41,666	$99,668
Net income	$1,978	$2,995

 5.  Computation of Basic and Diluted Net Earnings Per Share

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants, common shares issuable upon conversion of convertible notes and unvested restricted stock.  The following are the share amounts utilized to compute the basic and diluted net earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Shares:
Weighted average common shares outstanding	10,842,853	10,499,719	10,729,802	9,805,056
Weighted average unvested restricted stock	(116,667)	(125,000)	(120,134)	(73,260)
Basic Shares	10,726,186	10,374,719	10,609,668	9,731,796

Diluted Shares:
Basic shares	10,726,186	10,374,719	10,609,668	9,731,796
Weighted average dilutive securities	2,611,245	1,164,983	2,560,723	985,944
Diluted Shares	13,337,431	11,539,702	13,170,391	10,717,740

For the three months ended September 30, 2016, weighted average dilutive securities included dilutive options, restricted stock awards, the warrant and convertible note issued in connection with the acquisition of AutoUSA, LLC (“AutoUSA”) and shares issued in connection with the AutoWeb acquisition.  For the three months ended September 30, 2015, weighted average dilutive securities included dilutive options, restricted stock awards and the warrant and convertible note issued in connection with the AutoUSA acquisition.

For the nine months ended September 30, 2016, weighted average dilutive securities included dilutive options, restricted stock awards, the warrant issued in connection with the acquisition of AutoUSA and shares issued in connection with the AutoWeb acquisition.  For the nine months ended September 30, 2015, weighted average dilutive securities included dilutive options, restricted stock awards and the AutoUSA warrant.

For the three and nine months ended September 30, 2016, 2.0 million and 2.0 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share, respectively.  For the three and nine months ended September 30, 2015, 1.4 million and 1.6 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share, respectively.

 On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of Company Common Stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of Company Common Stock.  The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  The Company may repurchase Common Stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  The Company funded repurchases and anticipates that the Company would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company’s sole discretion.  The impact of repurchases on the Company’s Tax Benefit Preservation Plan, as amended, and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, is also a factor that the Company considers in connection with share repurchases.  No shares were repurchased in the three and nine months ended September 30, 2016 and September 30, 2015, respectively.

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

For information regarding the AutoWeb Warrants, see Note 4.

6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Share-based compensation expense:
Cost of revenues	$19	$43	$47	$106
Sales and marketing [1]	384	153	1,358	439
Technology support [2]	83	202	513	429
General and administrative [3]	460	287	1,267	922
Share-based compensation costs	946	685	3,185	1,896

Amount capitalized to internal use software	6	1	14	7
Total share-based compensation costs	$940	$684	$3,171	$1,889

(1)
Certain awards were modified in connection with the termination of an executive officer’s employment with the Company and their vesting accelerated in accordance with the terms of the applicable option agreements.  The total expense related to these modifications and acceleration of vested awards was approximately $0.3 million in the nine months ended September 30, 2016.

(2)
The vesting of certain awards was accelerated in accordance with the terms of the applicable option agreements in connection with the termination of an executive officer’s employment with the Company.  The total expense related to acceleration of vested awards was approximately $0.2 million in the nine months ended September 30, 2016.

(3)
Certain awards were modified in accordance with the Company’s former Chief Financial Officer’s consulting agreement and their vesting accelerated in accordance with the terms of the applicable option agreements.  The total expense related to these modifications and acceleration of vested awards was approximately $0.2 million in the nine months ended September 30, 2015.

Service-Based Options.  The Company granted the following service-based options for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Number of service-based options granted	314,000	16,200	805,400	600,750
Weighted average grant date fair value	$7.40	$8.12	$7.73	$5.69
Weighted average exercise price	$15.51	$17.42	$16.26	$12.38

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

Market Condition Options.  On January 21, 2016, the Company granted 100,000 stock options to its chief executive officer with an exercise price of $17.09 and grant date fair value of $1.47 per option, using a Monte Carlo simulation model (“CEO Market Condition Options”).   The CEO Market Condition Options were previously valued at $2.94 per option but were revalued when the requisite stockholder approval for the Company’s Amended and Restated 2014 Equity Incentive Plan was obtained in June 2016. The CEO Market Condition Options are subject to both stock price-based and service-based vesting requirements that must be satisfied for the CEO Market Condition Options to vest and become exercisable. The CEO Market Condition Options provide that the stock price-based vesting condition will be met (i) with respect to the first one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date of the CEO Market Condition Options the weighted average closing price of the Company’s common stock on The Nasdaq Capital Market for the preceding thirty (30) trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $45.00. With respect to any of the CEO Market Condition Options for which the stock price-based requirements are met, these options are also subject to the following service-based vesting schedule: (i) thirty-three and one-third percent (33 1/3%) of these options will vest and become exercisable on January 21, 2017 and (ii) one thirty-sixth (1/36th) of these options will vest and become exercisable on each successive monthly anniversary thereafter for the following twenty-four months ending on January 21, 2019.

Stock option exercises.  The following stock options were exercised for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Number of stock options exercised	176,388	—	334,861	19,074
Weighted average exercise price	$7.99	$—	$8.59	$5.92

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Dividend yield	—	—	—	—
Volatility	59%	57%	58%	56%
Risk-free interest rate	1.1%	1.4%	1.2%	1.3%
Expected life (years)	4.4	4.4	4.4	4.4

Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) on April 23, 2015 in connection with the promotion of one of its executive officers.  Of the 125,000 RSAs, 25,000 were service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based restricted stock.  The shares are subject to forfeiture upon the earlier of (such earliest date being referred to as the “Termination Date”) (i) a termination of the executive officer’s employment with the Company; (ii) March 31, 2018; and (iii) other events of forfeiture set forth in the award agreement, subject to the following: (i) the forfeiture restrictions with respect to 50,000 of the restricted shares will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $30.00 per share, and (ii) the forfeiture restrictions with respect to any of the restricted shares that remain subject to forfeiture restrictions will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $45.00 per share.  None of the forfeiture restrictions had lapsed during the nine months ended September 30, 2016.

7. Investments

 The Company’s investments at September 30, 2016 and December 31, 2015 consisted primarily of investments in privately-held SaleMove, Inc., a Delaware corporation (“SaleMove”), and GoMoto, Inc., a Delaware corporation (“GoMoto”).

In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which Autobytel invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares are classified as a long-term investment on the consolidated balance sheet as of September 30, 2016.

In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  SaleMove advances are repaid to the Company from SaleMove’s share of net revenues from the Reseller Agreement.  As of September 30, 2016, the net advances due from SaleMove totaled $591,000.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000, respectively, in GoMoto in the form of convertible promissory notes (“GoMoto Notes”).  The GoMoto Notes accrue interest at an annual rate of 4.0% and are due and payable in full on or after October 28, 2017 upon demand or at GoMoto’s option ten days’ written notice unless converted prior to the maturity date.  The GoMoto Notes will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to the maturity date of the convertible note.  The GoMoto Notes are recorded at cost and classified as an other long-term asset on the consolidated balance sheet as of September 30, 2016.

8. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Computer software and hardware and capitalized internal use software	$17,576	$15,741
Furniture and equipment	1,450	1,419
Leasehold improvements	1,429	1,424
	20,455	18,584
Less – Accumulated depreciation and amortization	(15,436)	(14,288)
Property and equipment, net	$5,019	$4,296

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Nissan, Scion, Subaru, Toyota, Volkswagen and Volvo), Ford Direct and Trilogy. During the first nine months of 2016, approximately 27% of the Company’s total revenues was derived from these three customers, and approximately 40%, or $13.0 million of gross accounts receivables, related to these three customers at September 30, 2016.

During the first nine months of 2015, approximately 28% of the Company’s total revenues was derived from General Motors, Urban Science Applications and Jumpstart Automotive, and approximately 35%, or $10.1 million of gross accounts receivables, related to these three customers at September 30, 2015.

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

		September 30, 2016			December 31, 2015
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)
Trademarks/trade names/licenses/domains	5 years – Indefinite	$11,494	$(6,586)	$4,908	$11,494	$(6,071)	$5,423
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2-10 years	19,563	(6,678)	12,885	19,563	(4,341)	15,222
Employment/non-compete agreements	5 years	1,510	(1,172)	338	1,510	(849)	661
Developed technology	1-5 years	8,955	(1,915)	7,040	8,955	(746)	8,209
		$42,822	$(17,651)	$25,171	$42,822	$(13,307)	$29,515

Amortization expense for the remainder of the year and for the next five years is as follows:

Year	Amortization Expense
(in thousands)
2016	$1,388
2017	5,366
2018	5,028
2019	3,655
2020	2,224
2021	2,116
$19,777

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record impairment related to goodwill as of December 31, 2015 and September 30, 2016.

Goodwill consisted of the following (in thousands):

Goodwill as of December 31, 2015	$42,903
Current year activity	(82)
Goodwill as of September 30, 2016	$42,821

During the nine months ended September 30, 2016, the Company made adjustments to the Dealix/Autotegrity purchase price allocation due to changes in accounts receivable and sales tax payable acquired, and adjusted goodwill accordingly.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Compensation and related costs and professional fees	$3,366	$3,981
Other accrued expenses	6,547	5,715
Amounts due to customers	519	486
Other current liabilities	501	562
Total accrued expenses and other current liabilities	$10,933	$10,744

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

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank’s Reference Rate (prime rate) minus 0.50% or (ii) the London Interbank Offering Rate (“LIBOR”) plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of September 30, 2016 was $2.8 million.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) LIBOR plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of 0.10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of September 30, 2016 were $11.3 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of September 30, 2016.

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

The Company’s effective tax rate for the three and nine months ended September 30, 2016 differed from the U.S. federal statutory rate primarily due to state income taxes and a nonrecurring remeasurement book gain on an investment reversed for tax purposes.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of September 30, 2016, all of which, if subsequently recognized, would have affected the Company’s tax rate.

The total balance of accrued interest and penalties related to uncertain tax positions was $12,000 and $10,000 as of September 30, 2016 and December 31, 2015, respectively.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense for the three and nine months ended September 30, 2016 and 2015.

The Company is subject to taxation in the U.S. and in various foreign and state jurisdictions.  Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2013 are not subject to examination by the U.S. Internal Revenue Service.  Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2012 are no longer subject to examination.  The Company is currently under examination by the State of Michigan for the years 2011 through 2014, but does not anticipate any material adjustments.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.  Audit outcomes and the timing of settlements are subject to significant uncertainty.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

Basis of Presentation and Critical Accounting Policies

See Note 2, Basis of Presentation, to the accompanying unaudited consolidated condensed financial statements.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of our critical accounting policies, see Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” in the 2015 Form 10-K. There have been no changes to our critical accounting policies since we filed our 2015 Form 10-K.

Recent Acquisitions

On October 1, 2015 (“AutoWeb Merger Date”), Autobytel entered into and consummated an Agreement and Plan of Merger by and among Autobytel, New Horizon Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Autobytel (“Merger Sub”), AutoWeb, Inc., a Delaware corporation (“AutoWeb”) and Jose Vargas, in his capacity as Stockholder Representative, pursuant to which Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly-owned subsidiary of Autobytel.

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

For additional information concerning these acquisitions, see Note 4, Acquisitions, to the accompanying unaudited consolidated financial statements.

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online purchase request referrals (“Leads”), Dealer marketing products and services, online advertising, consumer traffic referral programs and mobile products.

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

Lead quality is measured by the conversion of Leads to actual vehicle sales.  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”).  We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads. Our Manufacturer and wholesale customers each match the Leads we deliver to our customers against vehicle sales to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to these customers.  Autobytel also contracts with IHS Automotive, a leading provider of market insights and measurement solutions driven by Polk data, to statistically measure the performance of leads submitted through the Autobytel Network. This information allows us to estimate the buy rates for the consumers who submitted our Internally-Generated Leads and our Non-Internally Generated Leads and based on these estimates, to estimate an industry average buy rate. Based on the most current IHS data (which are provided to us only on an aggregated, non-personally identifiable basis), we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 17%.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

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

For the three and nine months ended September 30, 2016 our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:

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

Results of Operations

 Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table sets forth certain statement of income data for the three-month periods ended September 30, 2016 and 2015 (certain amounts may not calculate due to rounding):

	2016	% of total revenues	2015	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$36,202	82%	$36,459	91%	$(257)	(1)%
Advertising	7,371	17	3,211	8	4,160	130
Other revenues	338	1	505	1	(167)	(33)
Total revenues	43,911	100	40,175	100	3,736	9
Cost of revenues	28,156	64	24,878	62	3,278	13
Gross profit	15,755	36	15,297	38	458	3
Operating expenses:
Sales and marketing	3,964	9	4,109	10	(145)	(4)
Technology support	2,943	7	3,574	9	(631)	(18)
General and administrative	3,346	7	3,600	9	(254)	(7)
Depreciation and amortization	1,270	3	720	2	550	76
Litigation settlements	(24)	—	(25)	—	1	(4)
Total operating expenses	11,499	26	11,978	30	(479)	(4)
Operating income	4,256	10	3,319	8	937	28
Interest and other income (expense), net	(206)	(1)	(216)	—	10	(5)
Income before income tax provision	4,050	9	3,103	8	947	31
Income tax provision	1,312	3	1,488	4	(176)	(12)
Net income	$2,738	6%	$1,615	4%	$1,123	70%

Leads.  Lead fees revenues decreased $0.3 million, or 1%, in the third quarter of 2016 compared to the third quarter of 2015 primarily as a result of the elimination of poor quality traffic from the Dealix/Autotegrity acquisition in May 2015.

Advertising. Advertising revenues increased $4.2 million, or 130%, in the third quarter of 2016 compared to the third quarter of 2015 as a result of an increase in click revenue due to increased click volume and pricing.

Other Revenues.  Other revenues consist primarily of revenues from our mobile products and revenues from our Reseller Agreement with SaleMove. Other revenues decreased to $0.3 million in the third quarter of 2016 from $0.5 million in the third quarter of 2015 primarily due to the discontinuation of a Manufacturer’s brand utilizing other Company products.

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

Cost of revenues increased $3.3 million, or 13%, in the third quarter of 2016 compared to the third quarter of 2015 primarily due to increased traffic acquisition costs associated with both lead and click volume together with increased intangible amortization costs from both the Dealix/Autotegrity and AutoWeb acquisitions.

 Sales and Marketing.  Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the third quarter of 2016 decreased $0.1 million, or 4%, compared to the third quarter of 2015 due primarily to decreased trade print expenses in 2016.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the third quarter of 2016 decreased by $0.6 million, or 18%, compared to the third quarter of 2015 due primarily to decreased headcount and resource related costs associated with the Dealix/Autotegrity acquisition and integration.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2016 decreased $0.3 million, or 7%, compared to the third quarter of 2015 because professional fees were higher in 2015 as a result of the Dealix/Autotegrity and AutoWeb acquisitions in 2015.

Depreciation and Amortization.  Depreciation and amortization expense in the third quarter of 2016 increased $0.6 million to $1.3 million compared to $0.7 million in the third quarter of 2015 primarily due to the addition of intangible assets related to the acquisition of AutoWeb.

Litigation Settlements.  Payments received primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery were relatively flat in the third quarter of 2016 compared to the third quarter of 2015.

Interest and Other Income (Expense), Net.  Interest and other expense was $0.2 million for the third quarter of 2016 and the third quarter of 2015.  Interest expense decreased to $212,000 in the third quarter of 2016 from $215,000 in the third quarter of 2015 primarily due to a decreased balance on our term loans.

Income Taxes. Income tax expense was $1.3 million in the third quarter of 2016 compared to $1.5 million in the third quarter of 2015.  Income tax expense for the third quarter of 2016 differed from the federal statutory rate primarily due to state income taxes and a nonrecurring remeasurement book gain on an investment reversed for tax purposes.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table sets forth certain statement of income data for the nine-month periods ended September 30, 2016 and 2015 (certain amounts may not calculate due to rounding):

	2016	% of total revenues	2015	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$98,706	85%	$88,480	91%	$10,226	12%
Advertising	16,412	14	6,846	7	9,566	140
Other revenues	1,188	1	1,479	2	(291)	(20)
Total revenues	116,306	100	96,805	100	19,501	20
Cost of revenues	72,995	63	59,639	62	13,356	22
Gross profit	43,311	37	37,166	38	6,145	17
Operating expenses:
Sales and marketing	14,026	12	11,430	12	2,596	23
Technology support	10,775	9	7,952	8	2,823	36
General and administrative	10,405	9	9,854	10	551	6
Depreciation and amortization	3,809	3	1,808	2	2,001	111
Litigation settlements	(25)	—	(75)	—	50	(67)
Total operating expenses	38,990	33	30,969	32	8,021	26
Operating income	4,321	4	6,197	6	(1,876)	(30)
Interest and other income (expense), net	(643)	(1)	(546)	—	(97)	18
Income before income tax provision	3,678	3	5,651	6	(1,973)	(35)
Income tax provision	1,185	1	2,391	3	(1,206)	(50)
Net income	$2,493	2%	$3,260	3%	$(767)	(24)%

Leads.  Lead fees revenues increased $10.2 million, or 12%, in the first nine months of  2016 compared to the first nine months of 2015 primarily as a result of increased lead volume associated with the Dealix/Autotegrity acquisition in May 2015.

Advertising. Advertising revenues increased $9.6 million, or 140%, in the first nine months of 2016 compared to the first nine months of 2015 as a result of an increase in click revenue due to increased click volume and pricing.

Other Revenues.  Other revenues decreased $0.3 million, or 20%, in the first nine months of 2016 compared to the first nine months of 2015 primarily due to the discontinuation of a Manufacturer’s brand utilizing other products.

Cost of Revenues.  Cost of revenues increased $13.4 million, or 22%, in the first nine months of 2016 compared to the first nine months of 2015 primarily due to increased lead volume from the Dealix/Autotegrity acquisition in May 2015 together with increased intangible amortization costs from both the Dealix/Autotegrity and AutoWeb acquisitions.

  Sales and Marketing.  Sales and marketing expense in the first nine months of 2016 increased $2.6 million, or 23%, compared to the first nine months of 2015 due primarily to increased headcount related costs associated with the Dealix/Autotegrity and AutoWeb acquisitions coupled with severance expense of $0.6 million and accelerated stock compensation expense of $0.3 million associated with the termination of two executive officers.

Technology Support. Technology support expense in the first nine months of 2016 increased by $2.8 million, or 36%, compared to the first nine months of 2015 due primarily to increased headcount related costs associated with the Dealix/Autotegrity and AutoWeb acquisitions coupled with severance expense of $0.3 million and accelerated stock compensation expense of $0.2 million associated with the termination of an executive officer.

General and Administrative. General and administrative expense in the first nine months of 2016 increased $0.6 million, or 6%, compared to the first nine months of 2015 due to increased headcount costs and facility fees offset with a reduction in professional fees associated with the Dealix/Autotegrity and AutoWeb acquisitions.

Depreciation and Amortization.  Depreciation and amortization expense in the first nine months of 2016 increased $2.0 million to $3.8 million compared to $1.8 million in the first nine months of 2015 primarily due to the addition of intangible assets related to the acquisitions of Dealix/Autotegrity and AutoWeb.

Litigation Settlements.  Payments received primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for the first nine months of 2016 were $25,000 compared to $75,000 in the first nine months of 2015. We also paid $41,000 related to settlement of claims alleged under the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003 inherited in connection with the acquisition of Dealix/Autotegrity in the first nine months of 2016.

Interest and Other Income (Expense), Net.  Interest and other expense was $0.6 million for the first nine months of 2016 compared to $0.5 million in the first nine months of 2015.  Interest expense increased to $0.7 million in the first nine months of 2016 from $0.6 million in the first nine months of 2015 primarily due to increased borrowings on our term loans and revolving line of credit.

Income Taxes. Income tax expense was $1.2 million in the first nine months of 2016 compared to income tax expense of $2.4 million in the first nine months of 2015.  Income tax expense for the first nine months of 2016 differed from the federal statutory rate primarily due to state income taxes and a nonrecurring remeasurement book gain on an investment reversed for tax purposes.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$12,081	$7,611
Net cash used in investing activities	(2,246)	(26,821)
Net cash (used in) provided by financing activities	(1,099)	17,261

Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $32.7 million as of September 30, 2016 compared to $24.0 million as of December 31, 2015.

For information concerning the Company’s previously announced share repurchase authorization, see Note 5, Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facility and Term Loan. For information concerning our term and revolving bank loans, see Note 9, Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the nine months ended September 30, 2016 of $12.1 million resulted primarily from net income of $2.5 million, as adjusted for non-cash charges.  We also had net decreases in working capital, driven by an increase in our accounts receivable balance related to the timing of payments received offset by an increase in accounts payable of $3.7 million.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities was $2.2 million in the nine months ended September 30, 2016 which primarily related to a $0.4 million investment in GoMoto, Inc., a Delaware corporation, and purchases of property and equipment and expenditures related to capitalized internal use software of $1.9 million.

Net cash used in investing activities was $26.8 million in the nine months ended September 30, 2015 which related to the acquisition of Dealix/Autotegrity and purchases of property and equipment.

Net Cash (Used In) Provided by Financing Activities.  Net cash used in financing activities of $1.1 million primarily related to payments of $3.9 million made against the term loan borrowings in the first nine months of 2016. In addition, stock options for 334,861 shares of the Company’s common stock were exercised in the first nine months of 2016 resulting in $2.9 million cash inflow.

Net cash provided by financing activities of $17.3 million primarily related to borrowings on our term loans of $15.0 million, borrowings on the Revolving Loan of $2.8 million, proceeds from the exercise of a warrant of $1.9 million offset by payments of $2.4 million made against the term loan borrowings in the first nine months of 2015.  The warrant was issued in 2010 in connection with our acquisition of substantially all of the assets of Cyber Ventures, Inc. and Autotropolis, Inc.  In addition, stock options for 19,074 shares of the Company’s common stock were exercised in the first nine months of 2015 resulting in $0.1 million cash inflow.

Off-Balance Sheet Arrangements

At September 30, 2016, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three and nine months ended September 30, 2016 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2015 Form 10-K.

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

4.1
Form of Common Stock Certificate of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1
Amendment No. 2 to Second Amended and Restated Employment Agreement dated September 21, 2016, by and between Autobytel Inc. and, Chief Executive Officer, Jeffrey H. Coats, which is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 26, 2016 (SEC File No. 001-34761)

10.2
Promotion and Amendment of Offer Letter to Kimberly Boren dated September 21, 2016, which is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 26, 2016 (SEC File No. 001-34761)

10.3

10.4
Employee Stock Option Award Agreement (Non-Qualified Stock Option), effective as of September 21, 2016, by and between Autobytel Inc. and José Vargas, which is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 21, 2016 (SEC File No. 001-34761)

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

AUTOBYTEL INC.

Date: November 3, 2016	By:	/s/ Kimberly S. Boren
Kimberly S. Boren
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 3, 2016	By:	/s/ Wesley Ozima
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

4.1
Form of Common Stock Certificate of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1
Amendment No. 2 to Second Amended and Restated Employment Agreement dated September 21, 2016, by and between Autobytel Inc. and, Chief Executive Officer, Jeffrey H. Coats, which is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 26, 2016 (SEC File No. 001-34761)

10.2
Promotion and Amendment of Offer Letter to Kimberly Boren dated September 21, 2016, which is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 26, 2016 (SEC File No. 001-34761)

10.3
Stock Option Award Agreement (Non-Qualified Stock Option), effective as of September 21, 2016, by and between Autobytel Inc. and Matías de Tezanos, which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 21, 2016 (SEC File No. 001-34761)

10.4
Employee Stock Option Award Agreement (Non-Qualified Stock Option), effective as of September 21, 2016, by and between Autobytel Inc. and José Vargas, which is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 21, 2016 (SEC File No. 001-34761)

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