Form 10-K
period 2016-12-31
AUTOBYTEL INC
filed 2017-03-09
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of $13.87 for our common stock on The Nasdaq Capital Market on June 30, 2016, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $125 million.

As of March 6, 2017, 11,021,490 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2017 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Autobytel Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

-i-

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and our proxy statement, parts of which are incorporated herein by reference, contain such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,”  “estimates,” “expects,” “projects,” “intends,” “pending,” “plans,” “believes,” “will” and words of similar substance, or the negative of those words, used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Annual Report on Form 10-K also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include but are not limited to, those discussed in “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

PART I

Item 1.                      Business

Autobytel Inc. was incorporated in 1996 under the laws of the State of Delaware. Unless specified otherwise, as used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” or “Autobytel” refer to Autobytel Inc. and its subsidiaries.

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online lead referrals (“Leads”), Dealer marketing products and services, online advertising, consumer traffic referral programs and mobile products.  Our consumer-facing automotive websites (“Company Websites”), including our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles.  Our AutoWeb pay-per-click advertising marketplace program (“AutoWeb Program”) uses proprietary technology to refer in-market consumer traffic to Dealers and Manufacturer websites.  The Company’s mission for consumers is to be “Your Lifetime Automotive Advisor” ® by engaging consumers throughout the entire lifecycle of their automotive needs.

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

Significant Business Developments

On December 19, 2016, Autobytel and Car.com, Inc., a wholly owned subsidiary of Autobytel (“Car.com”), entered into an Asset Purchase and Sale Agreement, by and among Autobytel, Car.com, and Internet Brands, Inc., a Delaware corporation (“Internet Brands”), pursuant to which Internet Brands acquired substantially all of the assets of Autobytel’s automotive specialty finance leads group operated under Car.com. The specialty finance leads program was designed to provide consumers who may not be able to secure loans through conventional lending sources the opportunity to obtain vehicle financing and other services from Dealers or financial institutions offering vehicle financing to these consumers. The transaction was completed effective as of December 31, 2016. The transaction consideration consisted of $3.2 million in cash paid at closing of the transaction and $1.6 million to be paid over a five year period pursuant to a Transitional License and Linking Agreement. Revenues from the specialty finance leads group accounted for 4%, 5% and 7% of total revenues in 2016, 2015 and 2014, respectively. The Company recorded a gain on sale of approximately $2.2 million in connection with the transaction in 2016. See Note 10 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

 Industry Background

   We believe that consumers engaged in the vehicle purchasing process have adopted the internet, primarily because the internet is one of the best methods to easily find the information necessary to make informed buying decisions. Additionally, the internet is a primary tool for consumers to begin communicating with local Dealers regarding vehicle pricing, availability, options and financing. J.D. Power and Associates reported in 2016 that 79% of automotive consumer buyers surveyed use third party websites for vehicle research. In addition, we believe that many Dealers and all major Manufacturers that market their vehicles in the U.S. use the internet as an efficient way to reach consumers through marketing programs.

   According to Automotive News, U.S. light vehicle sales were 17.5 million in 2016, flat from 17.5 million vehicles sold in 2015.  J.D. Power / LMC Automotive are forecasting 2017 U.S. total light vehicle sales and retail light-vehicle sales at 17.6 million and 14.1 million, respectively.  J.D. Power reported continuing trends of elevated inventories and increased incentive levels. We believe an increase in automotive incentives should result in increased use of the internet by consumers engaged in the vehicle purchasing process and increased submission of Leads by consumers in 2017.

 Products and Services

Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”). We sell Internally-Generated Leads and Non-Internally-Generated Leads directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Lead distribution industry.  Our AutoWeb Program links consumers to Dealers and Manufacturer websites when the consumers click on advertisements on Company Websites as well as websites operated by third parties that have contracted with the Company as publishers under the AutoWeb Program. In addition to our Lead and AutoWeb programs, we also offer Dealers and Manufacturers other products and services, including our iControl by Autobytel®, WebLeads+, Email Manager, Payment Pro®, TextShield®, SaleMove and Lead Call products and services, to assist them in capturing online, in-market customers and selling more vehicles by improving conversion of Leads to sale transactions.

Lead Programs

We provide Dealers and Manufacturers with opportunities to market their vehicles efficiently to potential vehicle buyers.  Dealers participate in our Lead programs, and Manufacturers participate in our Lead programs, our display advertising programs and our direct marketing programs, reaching consumers that are in the market to acquire a vehicle.  For consumers, we provide, at no cost to the consumer, an easy way to obtain valuable information to assist them in their vehicle shopping process. Leads may be submitted by consumers through our Company Websites or through Non-Company Websites. For consumers using our Company Websites, we provide research information, including vehicle specification data, safety data, pricing data, photos, videos, regional rebate and incentive data, and additional tools, such as the compare and configuration tools, to assist them in this process.  We also provide additional content on our Company Websites, including our database of articles, such as consumer and professional reviews, and other analyses.  Additional automotive information is also available on our Company Websites to assist consumers with specific vehicle research, such as the trade-in value of their current vehicle.

New Vehicle Lead Program. Our Lead program for new vehicles allows consumers to submit requests for pricing and availability of specific makes and models.  A new vehicle Lead provides information regarding the make and model of a vehicle, and may also include additional data regarding the consumer’s needs, including any vehicle trade-in, whether the consumer wishes to lease or buy, and other options that are important to the vehicle acquisition decision. A Lead will usually also include the consumer’s name, phone number and email address and may include a postal address.

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

  Dealers participate in our retail new vehicle Lead program by entering into contracts directly with us or through major Dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days’ notice and are non-exclusive. The majority of our retail new vehicle Lead revenues consists of either a monthly subscription or a per-Lead fee paid by Dealers in our network; however, under our pay-per-sale program, we offer a limited number of Dealers in states where we are permitted to charge on a per transaction basis the opportunity to pay a flat per transaction fee for a Lead that results in a vehicle sale. We reserve the right to adjust our fees to retail Dealers upon 30 days’ prior notice at any time during the term of the contract. Manufacturers (directly or through their marketing agencies) and other third parties participate in our wholesale new vehicle Lead programs generally by entering into agreements where either party has the right to terminate upon prior notice, with the length of time for the notice varying by contract. Revenues from retail new vehicle Leads accounted for 22%, 27% and 32% of total revenues in 2016, 2015 and 2014, respectively. Revenues from wholesale Leads accounted for 46%, 47% and 44% of total revenues in 2016, 2015 and 2014, respectively.

We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  Our Manufacturer and wholesale customers each match the Leads we deliver to our customers against vehicle sales to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to these customers.  Autobytel also obtain vehicle registration data from a third party provider. This information, together with our internal analysis allows us to estimate the buy rates for the consumers who submitted the Internally-Generated Leads and Non-Internally Generated Leads that we delivered to our customers, and based on these estimates, to estimate an industry average buy rate. Based on the most current information and our internal analysis, we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 17%.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

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

During 2016, we continued to focus our Dealer acquisition and retention strategies on dealerships to which we could deliver a higher percentage of our Internally-Generated Leads.  We believe this will result in increased vehicle sales for our Dealers and ultimately stronger relationships with us because, based on our evaluation of  the performance data and information discussed above, we believe our Internally-Generated Leads are of  high quality.

Used Vehicle Lead Program. Our used vehicle Lead program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price and, if available, digital images of vehicles that satisfy the consumer’s search parameters.  The consumer can then submit a Lead for additional information regarding a specific vehicle that we then deliver to the Dealer offering the vehicle. In addition to sending Leads directly to Dealers through our Lead delivery system, consumers may choose to contact the Dealer using a toll free number posted next to the vehicle search results. We charge each Dealer that participates in the used Vehicle Lead program a monthly subscription or per Lead fee.  Revenues from used vehicle Leads accounted for 10%, 11% and 12% of total revenues in 2016, 2015 and 2014, respectively.

Other Dealer Products and Services

In addition to Lead and AutoWeb programs, we also offer products and services that assist Dealers in connecting with in-market consumers and closing vehicle sales.

iControl by Autobytel®  iControl by Autobytel® is our proprietary technology that allows Dealers many options to filter and control the volume and source of their Leads. iControl by Autobytel® can be controlled at the dealership (or by a representative of Autobytel on behalf of the dealership), at the Dealer group level from a web-based, easy-to-use console that makes it quick and simple for dealerships to change their Lead acquisition strategy to adjust for inventory conditions at their stores and broader industry patterns (such as changes in gas prices or changes in consumer demand). From the console, dealerships can easily contract or expand territories and increase, restrict or block specific models and Lead web sources, making it much easier to target inventory challenges and focus marketing resources more efficiently.

We currently have over one-half of our new vehicle Dealers participating in our iControl by Autobytel® product.

WebLeads+. Designed to work in connection with a Dealer’s participation in our Lead programs, WebLeads+ offers a Dealer multiple coupon options that display relevant marketing messages to consumers visiting the Dealer’s website.  When a Dealer uses WebLeads+, consumers visiting the Dealer’s website are encouraged to take action in two ways.  First, while interacting with the Dealer website, a consumer is presented with a customized special offer formatted for easy Lead submission. If a vehicle quote is requested, the Lead goes directly into the dealership management tool so a salesperson can promptly address the customer’s questions.  Second, if the consumer leaves the Dealer’s website but remains online, the WebLeads+ product keeps the coupon active in a new browser, providing the Dealer a repeat branding opportunity and giving the consumer an easy way to re-engage with the Dealer’s website through submission of a Lead.  The additional Leads generated by the coupons are seamlessly integrated into our Extranet tool.

Email Manager and Lead Call. Email Manager provides, on behalf of the Dealers, timely and relevant follow up emails to consumers who have submitted Leads on scheduled intervals following a consumer’s Lead submission.  After submission of a Lead, Lead Call provides a live phone call to the consumer on behalf of the Dealer and schedules an appointment for the consumer to visit the dealership regarding the specific vehicle the consumer inquired about.

Payment Pro®.  Payment Pro® is a Dealer website conversion tool based on a third party product that offers consumers real-time online monthly payment information based on an instant qualification process.  The payments are based on the consumer’s credit, the actual vehicle being researched and the Dealer finance rates without requiring the consumer to provide personal information, such as date of birth or social security number. The Lead goes directly into the dealership management tool so that a salesperson can promptly address the consumer’s inquiry.

Mobile Products and Services. We provide Dealers and Manufacturers mobile technologies that facilitate communication between Dealers and car buyers on smart phones and tablets at the time, place and in a manner preferred by many consumers.  At the center of this platform is Autobytel’s unique TextShield® product that offers Dealers the ability to connect with consumers using text communication via a secure platform that protects the consumer’s privacy.  In addition, we offer Dealers mobile websites designed to drive consumer engagement with Dealers as well as mobile apps, text message marketing and the ability for consumers to send information to their mobile devices using our “send to phone” product.

SaleMove.   Our arrangement with SaleMove, Inc. (“SaleMove”) allows Autobytel to provide the automotive industry with innovative technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real time using the method most comfortable to them including live video, audio and text based chat or by phone helping Dealers improve the online car shopping experience for their customers.  Autobytel is providing the tools necessary to capture the opportunities being created as online shopping becomes increasingly popular with in-market car buyers.

Advertising Programs

Our Company Websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Company Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our comprehensive automotive segments such as mini-vans or SUVs and offer Manufacturers sponsorship opportunities to assist in their efforts both in terms of customer retention and conquest strategies. Our Company Websites also offer Manufacturers the opportunity to feature their makes and models within highly contextual content. Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information. We believe this transfer of consumers from our Company Websites to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value for the Manufacturer’s marketing programs. Through our agreement with Jumpstart Automotive Group (“Jumpstart”), Jumpstart sells our fixed placement advertising across our Company Websites to automotive advertisers. Jumpstart currently reaches approximately 27 million unique visitors per month and works with every major automotive Manufacturer across its portfolio of digital publishers.  We also offer a direct marketing platform that enables Manufacturers to selectively target in-market consumers during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during their purchase cycle.

 Our AutoWeb product is our pay-per-click advertising marketplace program. The AutoWeb Program utilizes proprietary technology to offer consumers who are shopping targeted offers based on make, model and geographic location. As these consumers are conducting research on one of Autobytel’s consumer facing websites or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of our Dealer, Manufacturer or advertising customers. The AutoWeb network of publisher websites reaches and engages with millions of potential car buyers each month, and we believe it provides high intent, quality traffic that Dealers and other customers cannot typically reach through their own marketing efforts. The AutoWeb solution is flexible and in addition to driving traffic to a vehicle detail page, it can also send website traffic to new vehicle sales, service, used vehicles or to any other department where a customer wants to engage with in-market consumers. In addition, we believe that the AutoWeb solution can be used to conquest competitive shoppers who are researching another brand more effectively than can typically be done using other search engines. Advertisers only pay for the clicks they receive, and are able to structure campaigns with flexible budgets and no long-term commitments in order to manage spend versus key performance indicators. Ongoing feedback from our customers is that this traffic provides excellent time-on-site, below-average bounce rates, higher-than-average page views and is a valuable tool to help Dealers sell more vehicles.

Advertising revenues, including direct marketing, accounted for 16%, 8% and 4% of total revenues in 2016, 2015 and 2014, respectively.

Strategy

Our goal is to garner a larger share of the billions of dollars spent annually by Dealers and Manufacturers on automotive marketing services.  We plan to achieve this objective through the following principal strategies:

Increasing The Supply of High-Quality Leads. High-quality Leads are those Leads that result in high transaction (i.e., purchase) closing rates for our Dealer customers.  Internally-Generated Leads are generally higher quality than Non-Internally-Generated Leads and increase the overall quality of our Lead portfolio. Non-Internally-Generated Leads are of varying quality depending on the source of these Leads. We plan to increase the supply of high-quality Leads generated to sell to our customers primarily by:

●
Increasing traffic acquisition activities for our Company Websites. Traffic to our Company Websites is monetized primarily though the creation of Leads that are delivered to our Dealer and Manufacturer customers to help them market and sell new and used vehicles, and through the sale of advertising space on our Company Websites. We plan to increase the traffic to our Company Websites through effective SEO and SEM traffic acquisition activities and enhancements to our Company Websites.

o
SEO and SEM traffic acquisition activities. Traffic to our Company Websites is obtained through a variety of sources and methods, including direct navigation to our Company Websites, natural search (search engine optimization or “SEO”, which is the practice of optimizing keywords in website content to drive traffic to a website), paid search (search engine marketing, or “SEM,” which is the practice of bidding on keywords on search engines to drive traffic to a website), direct marketing and partnering with other website publishers that provide links to our websites.  Our goal is that over time, paid traffic such as SEM will be balanced by greater visitation from direct navigation and SEO, which we expect to result in increased Lead volumes and gross profit margins.

o
Continuing to enhance the quality and user experience of our Company Websites.  We continuously make enhancements to our Company Websites, including enhancements of the design and functionality of our Company Websites.  These enhancements are intended to position our Company Websites as comprehensive best in class destinations for automotive purchase research by consumers. By doing so, we believe we will increase the volume of our Internally-Generated Leads.

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

●
Relationships with Suppliers of High-Quality Non-Internally-Generated Leads. We plan to continue to develop and maintain strong relationships only with suppliers of Non-Internally-Generated Leads that consistently provide high quality Leads.

Increasing Leads Sales to our Customers. Our principal source of revenue comes from sales of Leads to our retail and wholesale Lead customers. Our goal is to increase sales of Leads to our customers primarily by:

●
Increasing Lead Sales to Retail Dealers. Sales of Leads to our Dealer network constitute a significant source of our revenues.  Our goal is to continue to increase the number of Leads sold to our retail Dealer customers by:

o
increasing the quality of the Leads sold to our Dealers,
o
increasing the number of Dealers in our Dealer network,
o
reducing Dealer churn in our Dealer network,
o
providing customizable Lead programs to meet our Dealers’ unique marketing requirements,
o
providing additional value added marketing services that help Dealers more effectively utilize the internet to market and sell new and used vehicles,
o
increasing overall Dealer satisfaction by improving all aspects of our services,
o
increasing the size of our retail Dealer footprint,
o
focusing on higher revenue Dealers that are more cost-effective to support, and
o
enhancing our internal Lead generation activities by leveraging our expanded retail lead coverage.

●
Increasing Lead Sales to Wholesale Customers.  We currently have agreements to sell Leads to 31 Manufacturer Lead programs, including all mainstream Manufacturers with the exception of one luxury brand that has yet to launch a Lead program.  Demonstrating how important third-party leads are to Manufacturers, over the past three years several major Manufacturers, including two major Japanese manufacturers, launched corporate Lead programs for the first time.  Others have completely re-launched their programs and some have changed business rules, pricing or coverage in order to be able to purchase more of Autobytel’s high quality, organic Leads.

Continuing to develop the AutoWeb targeted pay-per-click marketplace for online automotive advertisers and publishers.  Our merger with AutoWeb allowed us to become the first automotive publisher to benefit from AutoWeb’s pay-per-click platform that uses proprietary technology and a unique pay-per-click business model to analyze web traffic and adjust advertiser costs accordingly based on traffic quality.  This traffic network is targeted to attract high-intent, high-volume publishers and is intended to allow them to monetize traffic that has previously been under-monetized.  In-market car shoppers are presented with highly relevant display advertisements and benefit from an online experience that delivers information that consumers use in making their car buying decisions.  Manufacturers benefit from this high-quality traffic from serious in-market car buyers.  Our AutoWeb program enables Manufacturers and Dealers to optimize their advertising by driving traffic to appropriate areas of their Tier 1 (Manufacturer national advertising), Tier 2 (Manufacturer and advertising associations regional advertising) and Tier 3 (Dealer) websites.

Moving forward we believe that Manufacturers and Dealers will continue to see the measureable attribution from this click traffic and will reallocate marketing spend from traditional channels into this emerging medium. We also plan to grow the size of this addressable marketplace by adding high-quality and high volume automotive publishers to our network, by targeting in market consumers on a variety of social media platforms and by continuing to optimize this advertising platform on our consumer facing websites, whose traffic we believe will continue to scale. In addition, we believe that the flexibility of our solution combined with high quality traffic with automotive purchase intent may allow us to increase the amount charged per click as the network grows and as the level of attribution from this marketplace is understood by advertising partners.

Increasing Display Advertising Revenues.  As traffic to, and time spent on, our Company Websites by consumers increases, we will seek to increase our advertising revenues.  Through our agreement with Jumpstart we benefit from Jumpstart's relationships with every major automotive Manufacturer and/or its advertising agencies by increasing revenue for our traditional display advertising.  It is our belief that if the volume of our traffic continues to increase, advertisers will recognize this increased value by agreeing to purchase additional advertising space available on our Company Websites.  Additionally, we believe that our AutoWeb program provides an opportunity to increase Autobytel advertising revenue through additional monetization opportunities for our existing and growing traffic.

Focusing on Mobile Products.  As consumers increasingly engage with Internet content using mobile devices, Autobytel will continue to focus on advanced mobile technologies that facilitate communication between Dealers and consumers on smart phones and tablets at the time, place, and in a manner preferred by many consumers.   This focus on the mobile platform is a core part of our strategy moving forward regarding lead generation, automotive research, website advertising and traffic generation.

In addition, we will continue to focus on making mobile tools available to Dealer and Manufacturer customers.  Texting is increasingly becoming the communication method of choice for many consumers and Autobytel’s unique TextShield® platform offers Dealers the ability to connect with consumers using text communication via a secure platform that protects the consumer’s privacy.  In addition, this platform offers much of the same oversite and control that is available in traditional email Lead Management Systems and is essentially a Lead Management System for text. We plan to integrate this technology into our consumer facing websites, lead generation and advertising campaigns so that we can continue to facilitate communication between consumers and Dealers utilizing whatever mobile communication platform they choose.

Continuing to Expand our Products and Services. We gather significant amounts of data on consumer intent as it relates to purchasing vehicles.  We intend to use these data to create products and services, including direct business database offerings, that we believe will ultimately help Manufacturers and Dealers market and sell more new and used vehicles.  Our objective is to generate revenues from this asset in the most effective and efficient ways possible.

Strategic Acquisitions, Investments and Alliances. Our goal is to grow and advance our business. We may do so, in part, through strategic acquisitions, investments and alliances. We continue to review strategic opportunities that may provide opportunities for growth. We believe that strategic acquisitions, investments and alliances may allow us to increase market share, benefit from advancements in technology and strengthen our business operations by enhancing our product and service offerings.

Our ability to implement the foregoing strategies and plans is subject to risks and uncertainties, many of which are beyond our control.  Accordingly, there is no assurance that we will successfully implement our strategies and plans.  See “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Seasonality

Our quarterly revenues and operating results have fluctuated in the past and may fluctuate in the future due to various factors, including consumer buying trends, changing economic conditions, Manufacturer incentive programs and actual or threatened severe weather events.  Excluding the effect of acquisitions in 2015, Lead volume is typically highest in summer (third quarter) and winter (first quarter) months, followed by spring (second quarter) and fall (fourth quarter) months.

Intellectual Property

Our intellectual property includes patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.  We have registered trademarks with the United States Patent and Trademark Office, including Autobytel, Autobytel.com, MyGarage, Your Lifetime Automotive Advisor®, iControl by Autobytel®, TextShield®, Payment Pro®, AutoWeb®, AutoWeb.com® and the global highway logo. We have also been issued patents related to methods and systems for managing a Lead in data center systems and a method and system for managing Leads and routing them to one or more destinations. We cannot provide any assurances that any of our patents will be enforceable by us in litigation.

Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Competition

In the automotive-related Lead marketing services and advertising marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Lead referral programs continued to be impacted by changing industry conditions in 2016. We continue to compete with several companies that maintain business models similar to ours, some with greater resources. In addition, competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Lead generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Leads for delivery direct to the Manufacturers’ Dealers.

We believe that third party Leads have been the standard in our industry for many years.  However, we continue to observe new and emerging business models, including pay-per-sale and consumer pay models, relating to the generation and delivery of Leads.  From time to time, new products and services are introduced that take the focus away from third party Lead generation, which we believe is a profitable way to sell vehicles to in-market buyers.  Dealers and Manufacturers may decide to pull back on their third party Lead programs to test these new approaches.

In the display advertising marketplace, we compete with major internet portals, transaction based websites, automotive related companies, numerous lifestyle websites and emerging entrants in the relatively new automotive click revenue medium. We also compete with traditional marketing channels such as print, radio and television.

In the pay-per-click advertising marketplace, we compete with established search engine providers as well as with a growing number of digital marketing platforms focused on generating dealership website traffic from inventory listings and social media campaigns. In addition, some industry providers who have historically specialized in inventory aggregation or on providing SEM agency services to Dealers are now expanding into the area of website traffic generation.

Customers

We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Ford Direct. During 2016, approximately 28% of our total revenues were derived from these three customers, and approximately 36% or $12.6 million of gross accounts receivable related to these three customers at December 31, 2016.  In 2016, Urban Science Applications accounted for 16% and 19% of total revenues and accounts receivable as of December 31, 2016, respectively.

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

System enhancements are primarily intended to accommodate increased traffic across our Company Websites, improve the speed in which Leads and advertisements are processed and introduce new and enhanced products and services. System enhancements entail the implementation of sophisticated new technology and system processes. We plan to continue to make investments in technology as we believe appropriate.

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

Employees

As of March 6, 2017, we had 254 employees.  None of our employees are represented by labor unions.

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

We may be unable to increase Lead revenues and could suffer a decline in revenues due to dealer attrition.

 We derive more than 94% of our Lead revenues from Lead fees paid by Dealers and Manufacturers participating in our Lead programs. Our ability to increase revenues from sales of Leads is dependent on a mix of interrelated factors that include increasing Vehicle Lead revenues by attracting and retaining Dealers and Manufacturers, increasing the number of high quality Leads we sell to Dealers and Manufacturers, and improving margins by increasing the number of Internally-Generated Leads that we sell to our customers. We are also focused on higher revenue Dealers that are more cost-effective to support. Our sales strategy is intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. Dealer churn impacts our revenues, and if our sales strategy does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues would decrease. We cannot provide any assurances that we will be able to prevent Dealer attrition or to offset the revenues lost due to Dealer attrition by other means, and our failure to do so could materially and adversely affect our financial performance.

We may lose customers or quality Lead supplies to our competitors.

Our ability to provide increased numbers of high-quality Leads to our customers is dependent on increasing the number of Internally-Generated Leads and acquiring high-quality Non-Internally-Generated Leads from third parties. Originating Internally-Generated Leads is dependent on our ability to increase consumer traffic to our Company Websites by providing secure and easy to use websites with relevant and quality content for consumers and increasing visibility of our brands to consumers and by our SEM activities. We compete for Dealer and Manufacturer customers and for acquisition of Non-Internally-Generated Leads with companies that maintain automotive Lead referral businesses that are very similar to ours. Several of these competitors are larger than us and may have greater financial resources than we have. If we lose customers or quality Lead supply volume to our competitors, or if our pricing or cost to acquire Leads is impacted, our financial performance will be materially and adversely impacted.

Our financial performance could be materially and adversely affected by changes in Internet search engine algorithms and dynamics.

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
●
The competitive impact of consolidation in the online automotive referral industry; and
●
The effect of changes in transportation policy, including the potential increase of public transportation options.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Ford Direct. During 2016 approximately 28% of the Company’s total revenues were derived from these customers, and approximately 36% or $12.6 million of gross accounts receivable are receivable from them at December 31, 2016. In 2016, Urban Science Applications accounted for 16% and 19% of total revenues and accounts receivable as of December 31, 2016, respectively.  No collateral is required to support our accounts receivables, and we maintain an allowance for bad debts for potential credit losses.  If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required, and the adverse impact on our financial performance could be material.

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

Our ability to maintain and add to our relationships with advertisers and thereby increase advertising revenues is dependent on our ability to attract consumers and acquire traffic to our Company Websites and monetize that traffic at profitable margins with advertisers. Our consumer facing websites compete with offerings from the major internet portals, transaction based sites, automotive-related verticals (websites with content that is primarily automotive in nature) and numerous lifestyle websites. Our advertising business is characterized by minimal barriers to entry, and new competitors may be able to launch competitive services at relatively low costs. If our Company Websites do not provide a compelling, differentiated user experience, we may lose visitors to competing sites, and if our website traffic declines, we may lose relevance to our major advertisers who may reduce or eliminate their advertising buys from us, which could have a material and adverse effect on our financial performance.

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

We may be deemed to “operate” or “do business” in states where our customers conduct their business, resulting in regulatory action. If any state licensing laws were determined to be applicable to us, and if we are required to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states.  In the event any state’s regulatory requirements impose state specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that may undermine the program’s attractiveness to consumers or Dealers. In the alternative, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in that state. In each case, our financial performance could be materially and adversely affected.  We have identified below areas of government regulation, which if changed or interpreted to apply to our business, we believe could be costly for us.

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

 Financial Broker and Consumer Credit Laws. We provide a connection through our websites that allows consumers to obtain finance information and, through our display and pay-per-click advertising programs, to be referred to Dealer, Manufacturer and potential lender websites. All online applications for quotes are completed on the respective third party’s websites. We receive marketing fees from financial institutions and Dealers in connection with this marketing activity. We do not demand nor do we receive any fees from consumers for these services. In the event states require us to be licensed as a financial broker or finder, we may be unable to comply with a state’s laws or regulations, or we could be required to incur significant fees and expenses to obtain any financial broker required license and comply with regulatory requirements.  In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a new consumer financial protection bureau with broad regulatory powers, which could lead to regulation of our advertising business directly or indirectly through regulation of automotive finance companies and other financial institutions.

Insurance Broker Laws. We provide links on our websites and referrals from call centers enabling consumers to be referred to third parties to receive quotes for insurance from such third parties. All online applications for quotes are completed on the respective insurance carriers’ or other third party websites, and all applications for quotes obtained through call center referrals are conducted by the insurance carrier or other third party. We receive marketing fees from participants in connection with this marketing activity. We do not receive any premiums from consumers nor do we charge consumers fees for our services.

Changes in the taxation of internet commerce may result in increased costs.

Because our business is dependent on the internet, the adoption of new local, state or federal tax laws or regulations or new interpretations of existing laws or regulations by governmental authorities may subject us to additional local, state or federal sales, use or income taxes and could decrease the growth of internet usage or marketing or the acceptance of internet commerce which could, in turn, decrease the demand for our services and increase our costs.  As a result, our financial performance could be materially and adversely affected. Tax authorities in a number of states are currently reviewing and re-evaluating the tax treatment of companies engaged in internet commerce, including the application of sales taxes to internet marketing businesses similar to ours. We accrue for tax contingencies based upon our estimate of the taxes ultimately expected to be paid, which we update over time as more information becomes available, new legislation or rules are adopted or taxing authorities interpret their existing statutes and rules to apply to internet commerce, including internet marketing businesses similar to ours.  The amounts ultimately paid in resolution of reviews or audits by taxing authorities could differ materially from the amounts we have accrued and result in additional tax expense, and our financial performance could be materially and adversely affected.

Data Security and Privacy Risks

Our business is subject to various laws, rules and regulations relating to data security and privacy. New data security and privacy laws, rules and regulations may be adopted regarding the internet or other online services that could limit our business flexibility or cause us to incur higher compliance costs.  In each case, our financial performance could be materially and adversely affected.  We have identified below some of these risks that we believe could materially and adversely affect our financial performance.

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

Data privacy laws, rules and regulations. Various laws, rules and regulations govern the collection, use, retention, sharing and security of data that we receive from our users, advertisers and affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others. Further, failure or perceived failure by us to comply with our policies, applicable requirements or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertisers or Lead referral and advertising affiliates. We cannot predict whether new legislation or regulations concerning data privacy and retention issues related to our business will be adopted, or if adopted, whether they could impose requirements that may result in a decrease in our user registrations and materially and adversely affect our financial performance.  Proposals that have or are currently being considered include restrictions relating to the collection and use of data and information obtained through the tracking of internet use, including the possible implementation of a “Do Not Track” list, that would allow internet users to opt-out of such tracking.

Security risks associated with online Leads collection and referral, advertising and e-commerce risks associated with other online fraud and scams.  A significant issue for online businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant barriers to growth in consumer use of the internet, online advertising and e-commerce. Despite our implementation of security measures, our computer systems or those of our vendors may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and the Company has experienced fraudulent use of our name and trademarks on websites in connection with the purported sale of vehicles offered on third party websites, with payments to be handled through an online escrow service purported to be owned and operated by the Company.  These fraudulent online transactions and scams, should they continue to increase in prevalence, could affect our reputation with consumers and give rise to claims by consumers for funds transferred to the fraudulent accounts, which could materially and adversely affect our financial performance.

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

Technology Risks

 Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. If we are required to invest substantial amounts in technology, our financial performance will be adversely impacted.  The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, including mobile internet applications, and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new internet products and services in the near future. If we are unable to adapt to changing technologies, our financial performance could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites, mobile applications and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our financial performance could be materially and adversely affected.

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

  We are exposed to risks associated with overseas operations and outsourcing.  We currently maintain website, software development and operations in Guatemala and receive software development and maintenance services for some of our systems from contractors located in Pakistan.  These overseas operations and contractor arrangements are subject to many inherent risks, including but not limited to:

  These risks can significantly impact our overseas operations and outsourcing. Increases in the cost, or disruptions, of such operations and outsourcing, could materially and adversely affect our financial performance.  In addition, we are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. If we or any of our employees or agents violates these laws, we could become subject to sanctions or significant penalties that could negatively affect our reputation and financial performance.

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

Our common stock could be delisted from The Nasdaq Capital Market if we are not able to satisfy continued listing requirements, in which case the price of our common stock  and our ability to raise additional capital and issue equity-based compensation may be adversely affected, and the ability to buy and sell our stock may be less orderly and efficient. For our common stock to continue to be listed on The Nasdaq Capital Market, the Company must satisfy various continued listing requirements established by The Nasdaq Stock Market LLC. In the event the Company were not able to satisfy these continued listing requirements, we expect that our common stock would be quoted on an over-the-counter market.  These markets are generally considered to be less efficient and less broad than The Nasdaq Capital Market. Investors may be reluctant to invest in the common stock if it is not listed on The Nasdaq Capital Market or another stock exchange. Delisting of our common stock could have a material adverse effect on the price of our common stock and would also eliminate our ability to rely on the preemption of state securities registration and qualification requirements afforded by Section 18 of the Securities Act of 1933 for “covered securities.” The loss of this preemption could result in higher costs for capital raising, could limit resale of our stock in some states, and could adversely impact our ability to issue equity-based compensation to Company employees.

No assurances can be given that the Company will continue to be able to meet the continued listing requirements for listing of our common stock on The Nasdaq Capital Market.

A significant number of additional shares of our common stock may be issued upon the exercise or conversion of existing securities, which issuances may depress the market price of our common stock.In connection with our acquisition of Autoweb, we issued 168,007 shares of Series B Junior Participating Convertible Preferred Stock (“Series B Preferred Stock”) and warrants to purchase up to 148,240 shares of Series B Preferred Stock. The shares of Series B Preferred Stock are convertible, subject to certain limitations, into ten shares of common stock. All shares of Series B Preferred Stock will be automatically converted into common stock upon stockholder approval. In addition, in connection with the acquisition of AutoUSA, we issued warrants to purchase 69,930 shares of common stock and a convertible subordinated promissory note for $1.0 million that may be converted into shares of common stock at a conversion price of $16.34 per share. The issuance of shares of common stock upon conversion of the Series BPreferred Stock, exercise of the AutoUSA Warrants and conversion of the AutoUSA Note will dilute the proportionate ownership and voting power of existing security holders. In addition the market price of our common stock may be depressed by the issuance or resales of the shares of common stock acquired upon exercise or conversion. See Note 3 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Our financial performance could be adversely affected by actions of third parties that could subject us to litigation.  We could face liability for information retrieved or obtained from or transmitted over the internet by third parties and liability for products sold over the internet by third parties. We could be exposed to liability with respect to third party information that may be accessible through our websites, links or vehicle review services. These claims might, for example, be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, breach of contract, unfair competition, false advertising, invasion of privacy or other legal theories based on the nature, content or copying of these materials. These claims might assert, among other things that, by directly or indirectly providing links to websites operated by third parties we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through those websites. It is also possible that, if any third party content provided on our websites contains errors, consumers could make claims against us for losses incurred in reliance on such information. Any claims could result in costly litigation, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.

We also enter into agreements with other companies under which any revenues that results from the purchase or use of services through direct links to or from our websites or on our websites is shared. In addition, we acquire personal information and data in the form of Leads purchased from third party websites involving consumers who submitted personally identifiable information and data to the third parties and not directly to us. These arrangements may expose us to additional legal risks and uncertainties, including disputes with these parties regarding revenue sharing, local, state andfederal government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves or have direct contact with the consumer. These liabilities can include liability for violations by these third parties of laws, rules and regulations, including those related to data security and privacy laws and regulations; unsolicited email, text messaging, telephone or wireless voice marketing; and licensing. We have no assurance that any indemnification provided to us in our agreements with these third parties, if available, will be adequate.

Our financial performance could be materially and adversely affected by other litigation.  From time to time, we are involved in litigation or legal matters not related to intellectual property rights and arising from the normal course of our business activities. The actions filed against us and other litigation or legal matters, even if not meritorious, could result in substantial costs and diversion of resources and management attention and an adverse outcome in litigation could materially and adversely affect our financial performance. Our liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on our financial performance.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that we had no material weaknesses in our internal control over financial reporting as of December 31, 2016. Our internal controls may not prevent all potential errors and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We have had material weaknesses in our internal control over financial reporting in the past and there is no assurance that we will not have one or more material weaknesses in the future resulting from failure of our internal controls and procedures.

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

Unresolved Staff Comments

Not applicable.

Item 2.
Properties

Our headquarters are located in Irvine, California. Our headquarters consist of approximately 40,000 square feet of leased office space under a lease that expires in July 2017, with two extension options of one-year each (subject to the landlord’s right to terminate the second extension option in the event the premises are to be redeveloped). We are in the process of evaluating a move of our headquarters to new office space located near our current headquarters, and we are currently in negotiations for potential new office space. Our SEM operations located in Tampa, Florida are in leased office space that consists of approximately 2,800 square feet under a lease that currently provides for its expiration in April 2017. Our Tampa SEM operations will be moving in or about April 2017 to new leased office space in Tampa, Florida consisting of approximately 13,000 square feet under a lease that expires seven years after we first occupy the space. Our website development operations located in Guatemala City, Guatemala occupy approximately 10,000 square feet of leased office space under leases that expire in March 2020. We also maintain SEM, direct marketing and software development operations in Cambridge, Massachusetts that occupy approximately 5,500 square feet of leased office space under a lease that expires in November 2017.We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

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

PART II

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is listed on The Nasdaq Capital Market and trades under the symbol “ABTL.” The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock:

Year	High	Low
2015
First Quarter	$14.78	$9.07
Second Quarter	$17.97	$12.68
Third Quarter	$19.79	$14.93
Fourth Quarter	$24.57	$16.30

2016
First Quarter	$21.01	$14.56
Second Quarter	$18.74	$12.34
Third Quarter	$17.80	$13.49
Fourth Quarter	$18.28	$11.04

As of March 6, 2017, there were 220 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.  As of March 6, 2017, our common stock closing price was $12.85 per share.

Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite, the S&P Automobile Manufacturers Index, and the S&P Smallcap 600 Automotive Retail Index.  The comparisons reflected in the graph and table below are not intended to predict the future performance of our stock and may not be indicative of our future performance.  The data regarding our common stock assume an investment in our common stock at the closing price of $3.50 per share of our common stock on December 30, 2011.

	Cumulative Total Return
	12/11	12/12	12/13	12/14	12/15	12/16
Autobytel	$100.00	$113.71	$432.29	$311.43	$644.57	$384.29
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
S&P Automobile Manufacturers	100.00	122.60	159.50	154.73	151.44	150.43
S&P Smallcap 600 Automotive Retail	100.00	126.19	184.37	225.83	226.79	213.60

Selected Financial Data

The tables below set forth our selected consolidated financial data.  We prepared this information using the consolidated financial statements of Autobytel for the five years ended December 31, 2016.  Certain amounts in the selected consolidated financial data have been reclassified to conform to the current year presentation.  You should read these selected consolidated financial data together with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K and also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2016	2015	2014	2013 (1)	2012
	(Amounts in thousands, except per-share data)
RESULTS OF OPERATIONS:
Total revenues	$156,684	$133,226	$106,278	$78,361	$66,802
Income from continuing operations	$3,871	$4,646	$3,411	$38,144	$1,387
Net income	$3,871	$4,646	$3,411	$38,144	$1,387
Basic earnings per common share	$0.36	$0.47	$0.38	$4.29	$0.15
Diluted earnings per common share	$0.29	$0.37	$0.32	$3.61	$0.15
Weighted average diluted shares	13,303	12,662	11,212	10,616	9,204

(1)
Net income in 2013 included a one-time benefit of $35.5 million in connection with the release of a valuation allowance against deferred tax assets.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands)
FINANCIAL POSITION (1):
Cash and cash equivalents	$38,512	$23,993	$20,747	$18,930	$15,296
Total assets	$165,281	$153,588	$104,749	$88,193	$40,767
Non-current liabilities	$16,500	$21,750	$11,061	$10,450	$5,620
Accumulated deficit	$(230,424)	$(234,295)	$(238,941)	$(242,352)	$(280,496)
Stockholders’ equity	$119,609	$108,201	$69,258	$64,828	$25,765

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

For the year ended December 31, 2016, our business, results of operations and financial condition were affected and may continue to be affected in the future by the events that occurred during or subsequent to year end that are described in Part I, Item 1 “Business – Significant Business Developments” of this Annual report on Form 10-K.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues:

	Years Ended December 31,
	2016	2015	2014
Revenues:
Lead fees	83.4%	90.6%	94.8%
Advertising	15.6	7.9	3.9
Other revenues	1.0	1.5	1.3
Total revenues	100.0	100.0	100.0
Cost of revenues	63.0	61.2	60.7
Gross margin	37.0	38.8	39.3
Operating expenses:
Sales and marketing	11.6	12.0	13.5
Technology support	8.9	8.8	7.5
General and administrative	9.4	9.9	10.9
Depreciation and amortization	3.2	2.3	1.7
Litigation settlements	—	(0.1)	(0.1)
Total operating expenses	33.1	32.9	33.5
Operating income	3.9	5.8	5.8
Interest and other income (expense), net	0.4	0.2	(0.7)
Income tax provision	1.8	2.5	1.9
Net income	2.5%	3.5%	3.2%

Revenues by groups of similar services and gross profits are as follows (dollars in thousands):

	Years Ended December 31,			2016 vs. 2015 Change		2015 vs. 2014 Change
	2016	2015	2014	$	%	$	%
Revenues:
Lead fees	$130,684	$120,678	$100,744	$10,006	8%	$19,934	20%
Advertising	24,508	10,534	4,171	13,974	133	6,363	153
Other revenues	1,492	2,014	1,363	(522)	(26)	651	48
Total revenues	156,684	133,226	106,278	23,458	18	26,948	25
Cost of revenues	98,771	81,586	64,465	17,185	21	17,121	27
Gross profit	$57,913	$51,640	$41,813	$6,273	12%	$9,827	24%

2016 Compared to 2015

Lead fees. Lead fees increased $10.0 million or 8% in 2016 compared to 2015. The increase in Lead fees was primarily due to increased lead volume associated with the acquisitions of Dealix Corporation and Autotegrity, Inc. (collectively, “Dealix/Autotegrity”) in May 2015.

Advertising.  The $14.0 million or 133% increase in advertising revenues in 2016 compared to 2015 was primarily due to an increase in click revenue as a result of both increased click volume and pricing. Increased click volume is a result of increased investments in traffic acquisition activity.

Other revenues.  Other revenues decreased $0.5 million or 26% in 2016 compared to 2015.  The decrease in other revenues was primarily due to the discontinuation of a Manufacturer’s brand using other non-Lead products.

Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs and other costs. Lead and traffic acquisition costs consist of payments made to our third party Lead providers, including internet portals and online automotive information providers, as well as search engine marketing (“SEM”) costs. Other cost of revenues consists of fees paid to third parties for data and content, including search engine optimization (“SEO”) activity, included on our properties, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company Websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

The $17.2 million or 21% increase in cost of revenues in 2016 compared to 2015 was primarily due to increased lead volume from the Dealix/Autotegrity acquisition in May 2015 together with increased intangible amortization costs from both the Dealix/Autotegrity and AutoWeb acquisitions, and an increased investment in additional traffic acquisition methodologies.

2015 Compared to 2014

Lead fees. Lead fees increased $19.9 million or 20% in 2015 compared to 2014. The increase in Lead fees was primarily due to the higher lead volume associated with the increase in incremental and overlapping Dealers from the Dealix/Autotegrity acquisition in May 2015 paired with increased spend by certain OEM/wholesale partners.

Advertising.  The $6.4 million or 153% increase in advertising revenues in 2015 compared to 2014 was primarily due to increases in click revenue coupled with increased revenue associated with higher page views as well as increased direct marketing revenue.

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

Operating expenses were as follows (dollars in thousands):

	Years Ended December 31,			2016 vs. 2015 Change		2015 vs. 2014 Change
	2016	2015	2014	$	%	$	%
Operating expenses:
Sales and marketing	$18,118	$15,956	$14,404	$2,162	14%	$1,552	11%
Technology support	13,986	11,740	8,014	2,246	19	3,726	46
General and administrative	14,663	13,189	11,538	1,474	11	1,651	14
Depreciation and amortization	5,068	3,106	1,858	1,962	63	1,248	67
Litigation settlements	(50)	(108)	(143)	58	(54)	35	(24)
Total operating expenses	$51,785	$43,883	$35,671	$7,902	18%	$8,212	23%

2016 Compared to 2015

Sales and Marketing. Sales and marketing expense includes costs for developing our brand, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense.

Sales and marketing expense for the year ended December 31, 2016 increased by $2.2 million or 14% compared to the prior year, due to increased headcount related costs associated with the Dealix/Autotegrity and AutoWeb acquisitions coupled with severance expense of $0.6 million and accelerated stock compensation expense of $0.3 million associated with the termination of two executive officers.

Technology Support.  Technology support includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure.

Technology support expense for the year ended December 31, 2016 increased by $2.2 million or 19% compared to the prior year, primarily due to increased headcount related costs associated with the Dealix/Autotegrity and AutoWeb acquisitions coupled with severance expense of $0.3 million and accelerated stock compensation expense of $0.2 million associated with the termination of an executive officer.

General and Administrative. General and administrative expense consists of certain executive, financial, human resources, legal and facilities personnel expenses and costs related to being a publicly-traded company.

General and administrative expense for the year ended December 31, 2016 increased by $1.5 million or 11% compared to the prior year. The increase was due to increased headcount costs and facility fees, offset with a reduction in professional fees all associated with the Dealix/Autotegrity and AutoWeb acquisitions, together with $0.3 million in severance expense and $0.2 million in accelerated stock compensation expense for a terminated executive officer.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2016 increased $2.0 million or 63% from the year ended December 31, 2015 primarily due to the addition of intangible assets associated with the Dealix/Autotegrity and AutoWeb acquisitions.

Litigation Settlements. Payments received primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery for 2016 were $50,000 compared to $108,000 in 2015. We also paid $41,000 related to settlement of claims alleged under the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003 inherited in connection with the acquisition of Dealix/Autotegrity in 2016.

Interest and Other Income (Expense), net. Interest and other income was $0.6 million for the year ended December 31, 2016 compared to interest and other income of $0.3 million for the year ended December 31, 2015.  Interest expense was $0.9 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively.  The year ended December 31, 2016 also included gain on disposal of the finance leads product of $2.2 million offset by a $0.8 million reserve related to our investment in GoMoto, Inc (“GoMoto’).

Income tax provision.  Income tax expense was $2.8 million for the year ended December 31, 2016 compared to income tax expense of $3.4 million for the year ended December 31, 2015.  The Company’s effective tax rate of 42.1% for the year ended December 31, 2016 differed from the federal statutory rate principally as a result of deferred tax asset adjustments and state income taxes and permanent non-deductible tax items.  The Company’s effective tax rate of 42.5% for the year ended December 31, 2015 differed from the federal statutory rate principally as a result of deferred tax asset adjustments and state income taxes.

2015 Compared to 2014

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

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Years Ended December31,
	2016	2015	2014

Net cash provided by operating activities	$18,242	$12,200	$7,890
Net cash used in investing activities	(2,774)	(28,105)	(12,548)
Net cash (used in) provided by financing activities	(949)	19,151	6,475

Our principal sources of liquidity are our cash and cash equivalents and accounts receivable balances. Our cash and cash equivalents totaled $38.5 million as of December 31, 2016 compared to $24.0 million as of December 31, 2015.

On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of Company common stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of Company common stock. The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice. We may repurchase common stock from time to time on the open market or in private transactions.  Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares. We funded repurchases and anticipate that we would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares. The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company's sole discretion. The impact of repurchases on the Tax Benefit Preservation Plan and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code is also a factor that the Company considers in connection with share repurchases. No repurchases were made in 2016.  As of December 31, 2016, approximately $1.2 million remained available for the repurchase of Company common stock under this program.

On June 1, 2016, the Company entered into a Fourth Amendment to Loan Agreement (“Credit Facility Amendment”) with MUFG Union Bank, N.A., formerly Union Bank, N.A. (“Union Bank”), amending the Company’s existing Loan Agreement with Union Bank initially entered into on February 26, 2013, as amended on September 10, 2013, January 13, 2014 and May 20, 2015 (the existing Loan Agreement, as amended to date, is referred to collectively as the “Credit Facility Agreement”).  The Credit Facility Agreement provided for a $9.0 million term loan (“Term Loan 1”).  The Credit Facility Amendment provides for (i) a $15.0 million term loan (“Term Loan 2”); (ii) the amendment of certain financial covenants in the Credit Facility Agreement; and (iii) amendments to the Company’s existing $8.0 million working capital revolving line of credit (“Revolving Loan”).

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank’s Reference Rate (prime rate) minus 0.50% or (ii) the London Interbank Offering Rate (“LIBOR”) plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of December 31, 2016 was $2.8 million.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) LIBOR plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of 0.10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of December 31, 2016 were $11.3 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of December 31, 2016.

We believe our current cash and cash equivalent balances together with anticipated cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in 2016 of $18.2 million resulted primarily from net income of $3.9 million, adjustments for non-cash charges of to earnings of $13.4 million and an increase in working capital.

Net cash provided by operating activities in 2015 of $12.2 million resulted primarily from net income of $4.6 million, as adjusted for non-cash charges to earnings, offset by a decrease in working capital, primarily from a decrease in accrued expenses and other liabilities of $1.4 million.

Net Cash Used in Investing Activities.  Net cash used in investing activities of $2.8 million in 2016 primarily consisted of a $0.4 million investment in GoMoto, a $0.3 million in a short-term investment and $2.1 million in purchases of property and equipment and expenditures related to capitalized internal use software.

Net cash used in investing activities of $28.1 million in 2015 primarily consisted of $25.0 million used to acquire Dealix/Autotegrity, a $0.4 million investment in GoMoto and $2.7 million in purchases of property and equipment and expenditures related to capitalized internal use software.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities of $0.9 million in 2016 consisted of payments on term loan borrowings of $3.9 million.  Stock options for 386,001 shares of the Company’s common stock were exercised in the year ended December 31, 2016 resulting in $3.1 million of cash inflow.

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

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations (a)	$23,063	$6,563	$15,000	$1,500	$—
Operating Lease Obligations (b)	5,414	1,767	1,669	961	1,017
Total	$28,477	$8,330	$16,669	$2,461	$1,017

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

Our investments at December 31, 2016 and 2015 consist primarily of investments in SaleMove and GoMoto and are accounted for under the cost method. Although there is no established market for these investments, we evaluated the investments for impairment by comparing them to an estimated fair value and determined that there is no impairment.

 The following table presents the Company’s investment activity for 2016 and 2015(dollars in thousands):

	Note	Note
	receivable-	receivable-
Description	long-term	current	Investments

Balance at December 31, 2014	$—	$150	$3,880
Total gains, realized or unrealized	—	—	636
Purchases, (sales), issuances and (settlements), net	375	(150)	(3,836)
Balance at December 31, 2015	375	—	680
Purchases, (sales), issuances and (settlements), net	(375)	750	—
Balance at December 31, 2016	—	750	680
Reserve for notes receivable	—	(750)	—
Net balance at December 31, 2016	$—	$—	$680

The Company recorded a reserve against the current notes receivable related to GoMoto as of December 31, 2016 because the Company believes the amounts may not be recoverable.

Variable Interest Entities.  We have an investment in an entity that is considered a variable interest entity (“VIE”) under U.S. GAAP.  We have concluded that our investment in SaleMove qualifies as a variable interest and SaleMove is a VIE. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impacts its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structures, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIEs.  Additionally, changes in our various equity investments have in the past resulted in a reconsideration event

Based on our analysis, Autobytel is not the primary beneficiary of SaleMove. Accordingly, SaleMove does not meet the criteria for consolidation. The SaleMove Advances are classified as an other long-term asset on the consolidated balance sheet as of December 31, 2016.  The carrying value and maximum potential loss exposure from SaleMove totaled $0.6 million and $0.7 million as of December 31, 2016 and 2015, respectively.

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

Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility and expected pre-vesting option forfeitures. We estimate the expected life of options granted based on historical experience, which we believe is representative of future behavior. We estimate the volatility of the price of our common stock at the date of grant based on historical volatility of the price of our common stock for a period equal to the expected term of the awards. We have used historical volatility because we have a limited number of options traded on our common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our share-based awards that are granted, exercised or cancelled. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

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

As of December 31, 2016, we had $0.5 million of unrecognized tax benefits.  There was a reduction of $0.1 million of uncertain tax positions due to the settlement of a prior period tax position during the current period. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2016, we did not accrue interest associated with our unrecognized tax benefits, and no interest expense was recognized in 2016.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. We evaluate the carrying value of enterprise goodwill for impairment. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired and we then complete the second step to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of enterprise goodwill, an impairment loss is recognized equal to the difference. We evaluate enterprise goodwill, at a minimum, on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.  During 2015 we recognized $22.0 million in goodwill related to the acquisitions of Dealix/Autotegrity and AutoWeb.  As of December 31, 2016, we adjusted goodwill by $82,000 as a result of purchase price allocation adjustments and no goodwill impairment was recorded during the year.

Impairment of Long-Lived Assets and Intangible Assets. We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-downs could have a material adverse effect on our financial condition and results of operations. We did not record any impairment of long-lived assets in 2016, 2015 and 2014.

Indefinite-lived intangible assets. Indefinite-lived intangible assets consists of a domain name, which was acquired as part of the Dealix/Autotegrity acquisition in 2015, which is tested for impairment annually, or more frequently if an event occurs or circumstances changes that would indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, we may first perform a qualitative analysis to determine whether it is more likely than not that the indefinite-lived intangible assets is impaired. If we do not perform the qualitative assessment, or if we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount, we will calculate the estimated fair value of the indefinite-lived intangible asset. Fair value is the price a willing buyer would pay for the indefinite-lived intangible asset and is typically calculated using an income approach. If the carrying amount of the indefinite-lived intangible asset exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. We did not record any impairment of indefinite-lived intangible assets in 2016 and 2015.

Recent Accounting Pronouncements

 Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  In August 2015, the Financial Accounting Standards Board voted to defer the effective date and it is now effective for public entities for annual periods ending after December 15, 2017.  Early adoption of the standard is permitted. This update permits the use of either the retrospective or cumulative effect transition method.  In April 2016, ASU No. 2016-10, “Identifying Performance Obligations and Licensing” was issued.  This ASU clarifies 1) the identification of performance obligations and, 2) licensing implementation guidance as it relates to Topic 606, Revenue from Contracts with Customers.  The amendments in this ASU affect the guidance in ASU 2014-09, which is effective for public entities for annual periods ending after December 15, 2017. In May 2016, ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” was issued.  This ASU addresses certain issues as it relates to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as it relates to Topic 606, Revenue from Contracts with Customers.  The amendments in this ASU affect the guidance in ASU 2014-09, which is effective for public entities for annual periods beginning after December 15, 2017. The Company is continuing to evaluate the effect this guidance will have on the consolidated financial statements and related disclosures.

Accounting Standards Codification 740 “Income Taxes.”  In November 2015, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” was issued.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this update apply to all entities that present a classified statement of financial position.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Once adopted, the Company will reclassify $4.7 million of current deferred tax assets to long-term deferred tax assets.

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

Accounting Standards Codification 718 “Compensation-Stock Compensation.”  In March 2016, ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” was issued.  This ASU provides for areas of simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Once adopted, the Company will recognize $1.9 million of deferred tax assets relating to unrealized stock option benefits, resulting in a cumulative $1.9 million adjustment to retained earnings .  The new guidance increases income statement volatility by requiring all excess tax benefits and deficits to be recognized in “Income taxes,” and treated as discrete items in the period in which they occur.  The Company believes this ASU may have a material effect on the consolidated financial statements.

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

Accounting Standards Codification 810 “Consolidation.”  In October 2016, ASU No. 2016-17, “Interests Held through Related Parties That Are Under Common Control” was issued.  This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company does not believe this ASU will have a material effect on the consolidated financial statements.

Accounting Standards Codification 205-40 “Presentation of Financial Statements – Going Concern.”  In August 2014, ASU No. 2014-15, “Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern” was issued.  This ASU provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter.  The Company adopted this ASU for the year ended December 31, 2016.  This ASU did not have a material effect on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not use financial instruments for trading.  Our primary exposure to market risk is interest rate sensitivity related to our Credit Facility Agreement.  The effect of a hypothetical 10% change in interest rates would have increased our interest expense by $81,000 in the year ended December 31, 2016.

Item 8.       Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2016 and 2015 and our Consolidated Statements of Income and Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2016, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed by us in the reports that are filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraud. In making this assessment, management used the criteria set forth in the framework issued by the COSO entitled Internal Control—Integrated Framework (2013). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. Management reviewed the results of its assessment with the audit committee of the board of directors.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 of the Exchange Act that have occurred during the fourth quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

Item 9B.     Other Information

 Not applicable.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2016 (“2017 Proxy Statement”).

Item 10
Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to the following sections of the 2017 Proxy Statement: “Proposal 1-Nomination and Election of Directors;” “Board of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and the following paragraphs under the section “Corporate Governance Matters” “--Committees of the Board of Directors—Audit Committee,” and “--Code of Conduct and Ethics.”

Item 11
Executive Compensation

The information called for in this Item 11 is incorporated by reference to the following sections of the 2017 Proxy Statement: “Executive Compensation,” “Corporate Governance Matters--Compensation Committee Interlocks and Insider Participation” and “--Board’s Role in Oversight of Risk,” and “Executive Compensation--Compensation Discussion and Analysis” and “--Compensation Committee Report.”

Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for in this Item 12 is incorporated by reference to the following sections of the 2017 Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-- Equity Compensation Plans.”

Item 13
Certain Relationships and Related Transactions, and Director Independence

The information called for in this Item 13 is incorporated by reference to the following sections of the 2017 Proxy Statement: “Corporate Governance Matters--Certain Relationships and Related Party Transactions” and “--Director Independence.”

Item 14
Principal Accountant Fees and Services

The information called for in this Item 14 is incorporated by reference to the following sections of the 2017 Proxy Statement: “Independent Registered Public Accounting Firm and Audit Committee Report--Principal Accountant Fees and Services,” “--Audit Fees,” “--Audit Related Fees,” “--All Other Fees,” and “--Pre-Approval Policy for Services.”

PART IV

Item 15.
Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)
Financial Statements:

(2)
Financial Statement Schedules:

Schedule II- Valuation Qualifying Accounts	F-28

    All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)
Exhibits:

 The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

Item 16.
Form 10-K Summary

None

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2017.

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

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	March 9, 2017

/s/ JEFFREY H. COATS Jeffrey H. Coats	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2017

/s/ KIMBERLY BOREN Kimberly Boren	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2017

/s/ WESLEY OZIMA Wesley Ozima	Senior Vice President and Controller (Principal Accounting Officer)	March 9, 2017

/s/ MICHAEL A. CARPENTER Michael A. Carpenter	Director	March 9, 2017

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 9, 2017

/s/ ROBERT J. MYLOD, JR. Robert J. Mylod, Jr.	Director	March 9, 2017

/s/ JEFFREY M. STIBEL Jeffrey M. Stibel	Director	March 9, 2017

/s/ MATIAS DE TEZANOS Matias de Tezanos	Director	March 9, 2017

/s/ JANET M. THOMPSON Janet M. Thompson	Director	March 9, 2017

/s/ JOSE VARGAS Jose Vargas	Director	March 9, 2017

AUTOBYTEL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Autobytel Inc.

We have audited the accompanying consolidated balance sheets of Autobytel Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autobytel Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Autobytel Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MOSS ADAMS LLP

Los Angeles, CA
March 9, 2017

AUTOBYTEL INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share and share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$38,512	$23,993
Short-term investment	251	—
Accounts receivable, net of allowances for bad debts and customer credits of $1,015 and $1,045 at December 31, 2016 and 2015, respectively	33,634	28,091
Deferred tax asset	4,669	3,642
Prepaid expenses and other current assets	901	1,276
Total current assets	77,967	57,002
Property and equipment, net	4,430	4,296
Investments	680	680
Intangible assets, net	23,783	29,515
Goodwill	42,821	42,903
Long-term deferred tax asset	14,799	17,820
Other assets	801	1,372
Total assets	$165,281	$153,588

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,764	$7,643
Accrued employee-related benefits	4,530	3,945
Other accrued expenses and other current liabilities	8,315	6,799
Current portion of term loan payable	6,563	5,250
Total current liabilities	29,172	23,637
Convertible note payable	1,000	1,000
Long-term portion of term loan payable	7,500	12,750
Borrowings under revolving credit facility	8,000	8,000
Total liabilities	45,672	45,387
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Series B Preferred stock, 168,007 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 11,012,625 and 10,626,624 shares issued and outstanding at December 31, 2016 and 2015, respectively	11	11
Additional paid-in capital	350,022	342,485
Accumulated deficit	(230,424)	(234,295)
Total stockholders’ equity	119,609	108,201
Total liabilities and stockholders’ equity	$165,281	$153,588

The accompanying notes are an integral part of these consolidated financial statements.

 AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per-share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Lead fees	$130,684	$120,678	$100,744
Advertising	24,508	10,534	4,171
Other revenues	1,492	2,014	1,363
Total revenues	156,684	133,226	106,278
Cost of revenues	98,771	81,586	64,465
Gross profit	57,913	51,640	41,813
Operating expenses:
Sales and marketing	18,118	15,956	14,404
Technology support	13,986	11,740	8,014
General and administrative	14,663	13,189	11,538
Depreciation and amortization	5,068	3,106	1,858
Litigation settlements	(50)	(108)	(143)
Total operating expenses	51,785	43,883	35,671
Operating income	6,128	7,757	6,142
Interest and other income (expense), net	558	322	(694)
Income before income tax provision	6,686	8,079	5,448
Income tax provision	2,815	3,433	2,037
Net income and comprehensive income	$3,871	$4,646	$3,411

Basic earnings per common share	$0.36	$0.47	$0.38
Diluted earnings per common share	$0.29	$0.37	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total

Balance at December 31, 2013	8,909,737	$9	-	$-	$307,171	$(242,352)	$64,828
Share-based compensation	-	-	-	-	1,426	-	1,426
Issuance of common stock upon exercise of stock options	134,668	-	-	-	562	-	562
Issuance of warrants	-	-	-	-	510	-	510
Premium on convertible note	-	-	-	-	300	-	300
Repurchase of common stock	(164,028)	-	-	-	(1,779)	-	(1,779)
Net income	-	-	-	-	-	3,411	3,411
Balance at December 31, 2014	8,880,377	9	-	-	308,190	(238,941)	69,258
Share-based compensation	-	-	-	-	2,563	-	2,563
Issuance of common stock upon exercise of stock options	145,979	-	-	-	1,197	-	1,197
Issuance of AutoWeb warrants	-	-	-	-	2,542	-	2,542
Issuance of AutoWeb preferred shares	-	-	168,007	-	21,133	-	21,133
Issuance of restricted stock	125,000	-	-	-	-	-	-
Exercise of warrants	400,000	1	-	-	1,860	-	1,861
Conversion of note payable	1,075,268	1	-	-	5,000	-	5,001
Net income	-	-	-	-	-	4,646	4,646
Balance at December 31, 2015	10,626,624	11	168,007	-	342,485	(234,295)	108,201
Share-based compensation	-	-	-	-	4,486	-	4,486
Issuance of common stock upon exercise of stock options	386,001	-	-	-	3,051	-	3,051
Net income	-	-	-	-		3,871	3,871
Balance at December 31, 2016	11,012,625	$11	168,007	$-	$350,022	$(230,424)	$119,609

The accompanying notes are an integral part of these consolidated financial statements.

AUTOBYTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$3,871	$4,646	$3,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,303	4,021	2,227
Provision for bad debt	344	379	354
Provision for customer credits	592	803	1,037
Share-based compensation	4,412	2,557	1,421
Write-down of assets	115	—	—
Gain on sale of business	(2,183)	—	—
(Gain)/loss on long-term strategic investment	777	(636)	—
Change in deferred tax assets	1,994	2,996	1,758
Changes in assets and liabilities:
Accounts receivable	(3,229)	(381)	(2,590)
Prepaid expenses and other current assets	(402)	(121)	(261)
Other non-current assets	946	147	(625)
Accounts payable	2,121	(586)	137
Accrued expenses and other current liabilities	1,581	(1,352)	1,847
Non-current liabilities	—	(273)	(826)
Net cash provided by operating activities	18,242	12,200	7,890
Cash flows from investing activities:
Purchase of AutoUSA	—	—	(10,044)
Purchase of Dealix/Autotegrity	—	(25,011)	—
Investment in AutoWeb	—	—	(880)
Investment in SaleMove	—	—	(400)
Investment in GoMoto	(375)	(375)	(100)
Investment in short-term investment	(251)	—	—
Purchases of property and equipment	(2,148)	(2,719)	(1,124)
Net cash used in investing activities	(2,774)	(28,105)	(12,548)
Cash flows from financing activities:
Repurchase of common stock	—	—	(1,779)
Borrowings under credit facility	—	2,750	1,000
Borrowings under term loan	—	15,000	9,000
Payments on term loan borrowings	(3,937)	(3,750)	(2,250)
Net proceeds from stock option exercises	3,051	1,197	567
Proceeds from exercise of warrants	—	1,860	—
Proceeds from issuance of preferred shares	—	2,132	—
Payment of contingent fee arrangement	(63)	(38)	(63)
Net cash (used in) provided by financing activities	(949)	19,151	6,475
Net increase in cash and cash equivalents	14,519	3,246	1,817
Cash and cash equivalents, beginning of period	23,993	20,747	18,930
Cash and cash equivalents, end of period	$38,512	$23,993	$20,747
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$760	$552	$355
Cash paid for interest	$717	$884	$697

Supplemental schedule of non-cash investing and financing activities:
Purchase of AutoWeb	$—	$21,543	$—
Conversion of Cyber Note	$—	$5,000	$—
Sale of specialty finance leads product	$3,168	$—	$—

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

The Company’s consumer-facing automotive websites (“Company Websites”), including its flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Leads”). The Company’s mission for consumers is to be “Your Lifetime Automotive Advisor®” by engaging consumers throughout the entire lifecycle of their automotive needs.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol ABTL.

On December 19, 2016, Autobytel and Car.com, Inc., a wholly owned subsidiary of Autobytel (“Car.com”), entered into an Asset Purchase and Sale Agreement, by and among Autobytel, Car.com, and Internet Brands, Inc., a Delaware corporation (“Internet Brands”), in which Internet Brands acquired substantially all of the assets of the automotive specialty finance leads group of Car.com. The transaction was completed effective as of December 31, 2016. The transaction consideration consisted of $3.2 million in cash and $1.6 million to be paid over a five year period pursuant to a Transitional License and Linking Agreement. The Company recorded a gain on sale of approximately $2.2 million in connection with the transaction in the fourth quarter of 2016. See Note 10.

On October 1, 2015 (“AutoWeb Merger Date”), Autobytel entered into and consummated an Agreement and Plan of Merger by and among Autobytel, New Horizon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Autobytel (“Merger Sub”), AutoWeb, Inc., a Delaware corporation (“AutoWeb”), and Jose Vargas, in his capacity as Stockholder Representative.  On the AutoWeb Merger Date, Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly owned subsidiary of Autobytel.  AutoWeb was a privately-owned company providing an automotive search engine that enables Manufacturers and Dealers to optimize advertising campaigns and reach highly-targeted car buyers through an auction-based click marketplace.  Prior to the acquisition, the Company previously owned approximately 15% of the outstanding shares of AutoWeb, on a fully converted and diluted basis, and accounted for the investment on the cost basis.  See Note 3.

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

Investments.    In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which Autobytel invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares are classified as a long-term investment on the consolidated balance sheet as of December 31, 2016.

 In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  As of December 31, 2016, the net advances due from SaleMove totaled $552,000 and are classified as an other long-term asset on the consolidated balance sheet.

              In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000, respectively, in GoMoto in the form of convertible promissory notes (“GoMoto Notes”).  As of December 31, 2016, the Company recorded a reserve of $0.8 million related to the GoMoto Notes and related interest receivable because the Company believes the amounts may not be recoverable.

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

            The Company’s investments at December 31, 2016 and 2015 consist primarily of investments in SaleMove and GoMoto and are accounted for under the cost method. Although there is no established market for these investments, we evaluated the investments for impairment by comparing them to an estimated fair value and determined that there is no impairment.

Variable Interest Entities.  The Company has an investment in an entity that is considered a variable interest entity (“VIE”) under U.S. GAAP.  The Company has concluded that their investment in SaleMove qualifies as a variable interest and SaleMove is a VIE. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impacts its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structures, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIEs.  Additionally, changes in our various equity investments have in the past resulted in a reconsideration event.

Based on Autobytel’s analysis for the periods presented in this report, it is not the primary beneficiary of SaleMove. Accordingly, SaleMove does not meet the criteria for consolidation.   The SaleMove Advances are classified as an other long-term asset on the consolidated balance sheet as of December 31, 2016 and December 31, 2015.   The carrying value and maximum potential loss exposure from SaleMove totaled $0.6 million as of December 31, 2016, and $0.7 million as of December 31, 2015.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Ford Direct.  During 2016, approximately 28% of the Company’s total revenues were derived from these three customers, and approximately 36% or $12.6 million of gross accounts receivable related to these three customers at December 31, 2016.  In 2016, Urban Science Applications accounted for 16% and 19% of total revenues and total accounts receivable as of December 31, 2016, respectively.

During 2015, approximately 28% of the Company’s total revenues were derived from Urban Science Applications, General Motors and Ford Direct, and approximately 37% or $10.7 million of gross accounts receivable related to these three customers at December 31, 2015.  In 2015, Urban Science Applications accounted for 16% of total revenues and accounts receivable as of December 31, 2015, respectively.

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

Operating Leases.  The Company leases office space and certain office equipment under operating lease agreements which expire on various dates through 2024, with options to renew on expiration of the original lease terms.

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

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with the Internal-Use Software and the Website Development Costs Topics, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of the related websites.  The Company capitalized $1.7 million, $1.5 million and $0.6 million of such costs for the years ended December 31, 2016, 2015 and 2014, respectively.

Impairment of Long-Lived Assets and Intangible Assets.  The Company periodically reviews long-lived assets to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the long-lived assets and other intangibles. Future events could cause the Company to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company would write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company’s financial condition and results of operations. The Company did not record any impairment of long-lived assets in 2016, 2015 and 2014.

Indefinite-lived intangible assets. Indefinite-lived intangible assets consists of a domain name, which was acquired as part of the Dealix/Autotegrity acquisition in 2015, which is tested for impairment annually, or more frequently if an event occurs or circumstances changes that would indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, we may first perform a qualitative analysis to determine whether it is more likely than not that the indefinite-lived intangible assets is impaired. If we do not perform the qualitative assessment, or if we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount, we will calculate the estimated fair value of the indefinite-lived intangible asset. Fair value is the price a willing buyer would pay for the indefinite-lived intangible asset and is typically calculated using an income approach. If the carrying amount of the indefinite-lived intangible asset exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. We did not record any impairment of indefinite-lived intangible assets in 2016 and 2015.

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

The following are the share amounts utilized to compute the basic and diluted net earnings per share for the years ended December 31:

	2016	2015	2014
Basic Shares:
Weighted average common shares outstanding	10,673,015	9,907,066	8,998,035
Weighted average common shares repurchased	—	—	(18,138)
Basic Shares	10,673,015	9,907,066	8,979,897

Diluted Shares:
Basic Shares	10,673,015	9,907,066	8,979,897
Weighted average dilutive securities	2,630,194	2,755,258	2,232,011
Dilutive Shares	13,303,209	12,662,324	11,211,908

 For the years ended December 31, 2016 and 2015, weighted average dilutive securities included dilutive options, warrants and convertible preferred shares.  For the year ended December 31, 2014, weighted average dilutive securities included dilutive options, warrants and convertible debt.

Potentially dilutive securities representing approximately 1.9 million, 1.4 million and 1.1 million shares of common stock for the years ended December 31, 2016, 2015 and 2014, respectively, were excluded from the computation of diluted income per share for these periods because their effect would have been anti-dilutive.

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

Advertising Expense.  Advertising costs are expensed in the period incurred and the majority of advertising expense is recorded in sales and marketing expense. Advertising expense in the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $2.0 million and $1.6 million, respectively.

 Recent Accounting Pronouncements

Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  In August 2015, the Financial Accounting Standards Board voted to defer the effective date and it is now effective for public entities for annual periods ending after December 15, 2017.  Early adoption of the standard is permitted. This update permits the use of either the retrospective or cumulative effect transition method.  In April 2016, ASU No. 2016-10, “Identifying Performance Obligations and Licensing” was issued.  This ASU clarifies 1) the identification of performance obligations and, 2) licensing implementation guidance as it relates to Topic 606, Revenue from Contracts with Customers.  The amendments in this ASU affect the guidance in ASU 2014-09, which is effective for public entities for annual periods ending after December 15, 2017. In May 2016, ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” was issued.  This ASU addresses certain issues as it relates to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as it relates to Topic 606, Revenue from Contracts with Customers.  The amendments in this ASU affect the guidance in ASU 2014-09, which is effective for public entities for annual periods beginning after December 15, 2017. The Company is continuing to evaluate the effect this guidance will have on the consolidated financial statements and related disclosures.

Accounting Standards Codification 740 “Income Taxes.”  In November 2015, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” was issued.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this update apply to all entities that present a classified statement of financial position.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Once adopted, the Company will reclassify $4.7 million of current deferred tax assets to long-term deferred tax assets.

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

Accounting Standards Codification 718 “Compensation-Stock Compensation.”  In March 2016, ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” was issued.  This ASU provides for areas of simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Once adopted, the Company will recognize $1.9 million of deferred tax assets relating to unrealized stock option benefits, resulting in a cumulative $1.9 million adjustment to retained earnings .  The new guidance increases income statement volatility by requiring all excess tax benefits and deficits to be recognized in “Income taxes,” and treated as discrete items in the period in which they occur.  The Company believes this ASU may have a material effect on the consolidated financial statements.

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

Accounting Standards Codification 810 “Consolidation.”  In October 2016, ASU No. 2016-17, “Interests Held through Related Parties That Are Under Common Control” was issued.  This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.   The Company does not believe this ASU will have a material effect on the consolidated financial statements.

Accounting Standards Codification 205-40 “Presentation of Financial Statements – Going Concern.”  In August 2014, ASU No. 2014-15, “Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern” was issued.  This ASU provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter.  The Company adopted this ASU for the year ended December 31, 2016.  This ASU did not have a material effect on the consolidated financial statements.

3.
             Acquisitions

Acquisition of AutoWeb

On the AutoWeb Merger Date, Merger Sub merged with and into AutoWeb, with AutoWeb continuing as the surviving corporation and as a wholly owned subsidiary of Autobytel.

The AutoWeb Merger Date fair value of the consideration transferred totaled $23.8 million consisting of (i) 168,007 newly issued shares of Series B Junior Participating Convertible Preferred Stock, par value $0.001 per share, of Autobytel (“Series B Preferred Stock”); (ii) warrants to purchase up to 148,240 shares of Series B Preferred Stock “AutoWeb Warrant”), at an exercise price of $184.47 (reflecting 10 times the $16.77 closing price of a share of the Company’s common stock, $0.001 par value per share (“Common Stock”), plus a ten percent (10%) premium); and (iii) $0.3 million in cash to cancel vested, in-the-money options to acquire shares of AutoWeb common stock.  As a result of accounting for the transaction as a business combination achieved in stages, the Company also recorded $0.6 million as a gain to the pre-merger investment in AutoWeb.  The results of operations of AutoWeb have been included in the Company’s results of operations since the AutoWeb Merger Date.

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

The AutoWeb Warrant was valued at $1.72 per share underlying the warrant for a total value of $2.5 million.  The Company used a Monte Carlo simulation model to determine the value of the AutoWeb Warrant.  Key assumptions used by the Company’s outside valuation consultants in valuing the AutoWeb Warrant are as follows: risk-free rate of 1.9%, stock price volatility of 74.0% and a term of 7.0 years.  The AutoWeb Warrant becomes exercisable on October 1, 2018, subject to the following vesting conditions: (i) with respect to the first one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date of the AutoWeb Warrant the weighted average closing price of the Common Stock for the preceding 30 trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations of the Common Stock occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $45.00.  The AutoWeb Warrant expires on October 1, 2022.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the AutoWeb Merger Date.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Dealix/Autotegrity Acquisition Date.  During the year ended December 31, 2016, the Company made adjustments to the purchase price allocation due to changes in accounts receivable and sales tax payable acquired.

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

The goodwill recognized of $7.3 million was attributable primarily to expected synergies and the assembled workforce of Dealix/Autotegrity.  The Company incurred approximately $1.7 million of acquisition-related costs related to the Dealix/Autotegrity acquisition.

Acquisition of AutoUSA

On the AutoUSA Acquisition Date, Autobytel acquired all of the issued and outstanding membership interests in AutoUSA.  The Company acquired AutoUSA to expand its reach and influence in the industry by increasing its Dealer network.

The AutoUSA Acquisition Date fair value of the consideration transferred totaled $11.9 million, which consisted of the following:

(in thousands)
Cash (including a working capital adjustment of $44)	$10,044
Convertible subordinated promissory note	1,300
Warrant to purchase Company common stock	510
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

4.                      Investments

Investments.  The Company’s investments at December 31, 2016 and 2015 consist primarily of investments in SaleMove and GoMoto and are recorded at cost.

The following table presents the Company’s investment activity for 2016 and 2015 (in thousands):

	Note	Note
	receivable-	receivable-
Description	long-term	current	Investments

Balance at December 31, 2014	$—	$150	$3,880
Total gains, realized or unrealized	—	—	636
Purchases, (sales), issuances and (settlements), net	375	(150)	(3,836)
Balance at December 31, 2015	375	—	680
Purchases, (sales), issuances and (settlements), net	(375)	750	—
Balance at December 31, 2016	—	750	680
Reserve for notes receivable	—	(750)	—
Net balance at December 31, 2016	$—	$—	$680

In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which Autobytel invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares are classified as a long-term investment on the consolidated balance sheet as of December 31, 2016.

In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  SaleMove advances are repaid to the Company from SaleMove’s share of net revenues from the Reseller Agreement.  As of December 31, 2016, the net advances due from SaleMove totaled $552,000.

              In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000 for each period in GoMoto in the form of convertible promissory notes (“GoMoto Notes”).  The GoMoto Notes accrued interest at an annual rate of 4.0% and are due and payable in full on or after October 28, 2017 upon demand or at GoMoto’s option ten days’ written notice unless converted prior to the maturity date.  As of December 31, 2016, the Company recorded a reserve of $0.8 million related to the GoMoto Notes and related interest receivable because the Company believes the amounts may not be recoverable.

5.                     Selected Balance Sheet Accounts

    Property and Equipment

Property and equipment consists of the following:
	As of December 31,
	2016	2015
	(in thousands)
Computer software and hardware	$12,027	$12,998
Capitalized internal use software	5,359	2,743
Furniture and equipment	1,332	1,419
Leasehold improvements	1,139	1,424
	19,857	18,584
Less—Accumulated depreciation and amortization	(15,427)	(14,288)
Property and Equipment, net	$4,430	$4,296

As of December 31, 2016 and 2015, capitalized internal use software, net of amortization, was $2.7 million and $2.1 million, respectively.  Depreciation and amortization expense related to property and equipment was $1.6 million for the year ended December 31, 2016.  Of this amount, $0.7 million was recorded in cost of revenues and $0.8 million was recorded in operating expenses for the year ended December 31, 2016. Depreciation and amortization expense related to property and equipment was $1.0 million for the year ended December 31, 2015.  Of this amount, $0.4 million was recorded in cost of revenues and $0.6 million was recorded in operating expenses for the year ended December 31, 2015.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.  The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		December 31, 2016			December 31, 2015
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	3 – 6 years	$9,294	$(6,756)	$2,538	$9,294	$(6,071)	$3,223
Tradename	Indefinite	2,200	—	2,200	2,200	—	2,200
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2 - 10 years	19,563	(7,454)	12,109	19,563	(4,341)	15,222
Employment/non-compete agreements	1-5 years	1,510	(1,273)	237	1,510	(849)	661
Developed technology	5-7 years	8,955	(2,256)	6,699	8,955	(746)	8,209
		$42,822	$(19,039)	$23,783	$42,822	$(13,307)	$29,515

Amortization expense is included in “Depreciation and amortization” in the Statements of Income.  Amortization expense was $5.7 million, $3.0 million and $1.5 million in 2016, 2015 and 2014, respectively. Amortization expense for intangible assets for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2017	$5,366
2018	5,028
2019	3,655
2020	2,224
2021	2,116
$18,389

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record any impairment related to goodwill as of December 31, 2016 and 2015.  As of December 31, 2016 and 2015, goodwill consisted of the following:

(in thousands)
Goodwill as of December 31, 2014	$20,948
Acquisition of Dealix/Autotegrity	11,215
Acquisition of AutoWeb	10,740
Goodwill as of December 31, 2015	42,903
Purchase price allocation adjustments from Dealix/Autotegrity acquisition	(82)
Goodwill as December 31, 2016	$42,821

During the year ended December 31, 2016, the Company made adjustments to the Dealix/Autotegrity purchase price allocation due to changes in accounts receivable and sales tax payable acquired, and adjusted goodwill accordingly.

Accrued Expenses and Other Current Liabilities

As of December 31, 2016 and 2015, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2016	2015
	(in thousands)
Accrued employee-related benefits	$4,530	$3,945
Other accrued expenses and other current liabilities:
Other accrued expenses	7,278	5,751
Amounts due to customers	466	486
Other current liabilities	571	562
Total other accrued expenses and other current liabilities	8,315	6,799

Total accrued expenses and other current liabilities	$12,845	$10,744

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

6.                     Credit Facility

On June 1, 2016, the Company entered into a Fourth Amendment to Loan Agreement (“Credit Facility Amendment”) with MUFG Union Bank, N.A., formerly Union Bank, N.A. (“Union Bank”), amending the Company’s existing Loan Agreement with Union Bank initially entered into on February 26, 2013, as amended on September 10, 2013, January 13, 2014 and May 20, 2015 (the existing Loan Agreement, as amended to date, is referred to collectively as the “Credit Facility Agreement”).  The Credit Facility Agreement provided for a $9.0 million term loan (“Term Loan 1”).  The Credit Facility Amendment provides for (i) a $15.0 million term loan (“Term Loan 2”); (ii) the amendment of certain financial covenants in the Credit Facility Agreement; and (iii) amendments to the Company’s existing $8.0 million working capital revolving line of credit (“Revolving Loan”).

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank’s Reference Rate (prime rate) minus 0.50% or (ii) the London Interbank Offering Rate (“LIBOR”) plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of December 31, 2016 was $2.8 million.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) LIBOR plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of 0.10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of December 31, 2016 were $11.3 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of December 31, 2016.

7.
Commitments and Contingencies

     Operating Leases

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2024.  The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2017	$1,767
2018	1,004
2019	665
2020	515
2021	446
Thereafter	1,017
$5,414

Rent expense included in operating expenses was $2.0 million, $1.2 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

8.                     Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”) (the “401(k) Plan”). The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company contribution in the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.4 million and $0.2 million, respectively.

9.                      Stockholders’ Equity

Stock-Based Incentive Plans

The Company has established several plans that provide for stock-based awards (“Awards”) primarily in the form of stock options and restricted stock awards (“RSAs”). Certain of these plans provide for awards to employees, the Company’s Board of Directors and independent consultants. The Awards were granted under the 1998 Stock Option Plan, the 1999 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan, the 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan, the 2004 Restricted Stock and Option Plan, the 2006 Inducement Stock Option Plan, 2010 Equity Incentive Plan and the 2014 Amended and Restated Equity Incentive Plan.  As of June 19, 2014, awards may only be granted under the 2014 Equity Incentive Plan.  An aggregate of 1.5 million shares of Company common stock are reserved for future issuance under the 2014 Amended and Restated Equity Incentive Plan at December 31, 2016.

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

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Income and Comprehensive Income as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Share-based compensation expense:
Cost of revenues	$67	$150	$69
Sales and marketing	1,777	713	544
Technology support	601	518	251
General and administrative	1,982	1,185	562
Share-based compensation expense	4,427	2,566	1,426

Amount capitalized to internal use software	15	9	5

Total share-based compensation expense	$4,412	$2,557	$1,421

As of December 31, 2016, December 31, 2015 and December 31, 2014, there was approximately $4.9 million, $2.9 million and $2.3 million, respectively, of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 2.1 years.

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

Awards granted under the Company’s stock option plans, the 2013 Advanced Mobile Inducement Options, 2014 AutoUSA Inducement Options and 2015 Inducement Options were estimated to have a weighted average grant date fair value per share of $7.04, $5.73 and $6.86 for the years ended December 31, 2016, 2015 and 2014, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	58%	56%	56%
Expected risk-free interest rate	1.2%	1.3%	1.4%
Expected life (years)	4.4	4.4	4.3

A summary of the Company’s outstanding stock options as of December 31, 2016, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2015	2,351,941	$8.70	4.2
Granted	933,900	16.29
Exercised	(386,001)	7.91
Forfeited or expired	(157,309)	12.76
Outstanding at December 31, 2016	2,742,531	$11.15	4.3	$10,215
Vested and expected to vest at December 31, 2016	2,637,620	$10.97	4.2	$10,177
Exercisable at December 31, 2016	1,719,255	$8.49	3.2	$9,876

Service-Based Options.  During the years ended December 31, 2016, 2015 and 2014, the Company granted 833,900, 606,750 and 473,750 service-based stock options, which had weighted average grant date fair values of $7.71, $5.73 and $6.92, respectively.

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

 During the year ended December 31, 2013, the Company also granted the 2013 Advanced Mobile Inducement Options, which had a weighted average grant date fair value of $3.21, using a Black-Scholes option pricing model and weighted average exercise price of $7.17.  The 2013 Advanced Mobile Inducement Options are subject to two vesting requirements and conditions: (i) percentage achievement of 2014, 2015 and 2016 revenues and gross profit goals for the Autobytel Mobile business and (ii) time vesting.  Of the 29,547 2013 Advanced Mobile Inducement Options originally granted and allocated to the 2014 revenues and gross profit performance of the Autobytel Mobile business, 2,955 of these options were awarded based on the revenues and gross profit achieved by the business for 2014. The remaining 26,592 of the 2013 Advanced Mobile Inducement Options allocated to 2014 performance were canceled.  Of the 29,547 2013 Advanced Mobile Inducement Options originally granted and allocated to the 2015 revenues and gross profit performance of the Autobytel Mobile business, 2,955 of these options were awarded based on the revenues and gross profit achieved by the business for 2015. The remaining 26,592 of the 2013 Advanced Mobile Inducement Options allocated to 2015 performance were canceled. Of the 29,547 2013 Advanced Mobile Inducement Options originally granted and allocated to the 2016 revenues and gross profit performance of the Autobytel Mobile business, 2,955 of these options were awarded based on the revenues and gross profit achieved by the business for 2016. The remaining 26,592 of the 2013 Advanced Mobile Inducement Options allocated to 2016 performance were canceled.

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

 Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) on April 23, 2015 in connection with the promotion of one of its executive officers.  Of the 125,000 RSAs, 25,000 were service-based (“Service-Based RSA Award”) and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  The Service-Based RSA Award had a fair market value of $15.37 per share.   This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based restricted stock (“Performance-Based RSA Award”).  The Performance-Based RSA Award had a fair market value of $5.23 per share.  The shares are subject to forfeiture upon the earlier of (such earliest date being referred to as the “Termination Date”) (i) a termination of the executive officer’s employment with the Company; (ii) March 31, 2018; and (iii) other events of forfeiture set forth in the award agreement, subject to the following: (i) the forfeiture restrictions with respect to 50,000 of the restricted shares will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $30.00 per share, and (ii) the forfeiture restrictions with respect to any of the restricted shares that remain subject to forfeiture restrictions will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $45.00 per share.  None of the forfeiture restrictions had lapsed during 2016.

 Stock option exercises. During 2016, 386,001 options were exercised, with an aggregate weighted average exercise price of $7.91. During 2015, 145,979 options were exercised, with an aggregate weighted average exercise price of $8.19.  During 2014, 134,668 options were exercised, with an aggregate weighted average exercise price of $4.18.  The total intrinsic value of options exercised during 2016, 2015 and 2014 was $3.2 million, $1.9 million and $1.3 million, respectively.

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

The AutoWeb Warrant issued in connection with the acquisition described in Note 3 was valued at $1.72 per share for a total value of $2.5 million.  The Company used an option pricing model to determine the value of the AutoWeb Warrant.  Key assumptions used in valuing the AutoWeb Warrant are as follows: risk-free rate of 1.9%, stock price volatility of 74.0% and a term of 7.0 years.  The AutoWeb Warrant was valued based on long-term stock price volatilities of the Company’s Common Stock.  The exercise price of the AutoWeb Warrant is $184.47 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The AutoWeb Warrant becomes exercisable on October 1, 2018, subject to the following vesting conditions: (i) with respect to the first one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date of the AutoWeb Warrant the weighted average closing price of the Common Stock for the preceding 30 trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations of the Common Stock occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $45.00.  The AutoWeb Warrant expires on October 1, 2022.

Shares Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2016:

Number of Shares
Stock options outstanding	2,742,531
Authorized for future grants under stock-based incentive plans	1,470,155
Reserved for conversion of preferred shares issued in relation to AutoWeb	1,680,070
Reserved for exercise of warrants	1,552,330
Reserved for conversion of promissory notes	61,200
Total	7,506,286

10.
Disposal of Specialty Finance Leads Product

On December 19, 2016, Autobytel and Car.com entered into an Asset Purchase and Sale Agreement, by and among Autobytel, Car.com, and Internet Brands, in which Internet Brands acquired substantially all of the assets of the automotive specialty finance leads group of Car.com (“Acquired Group”). The transaction was completed effective as of December 31, 2016. The transaction consideration consisted of $3.2 million in cash paid at closing and $1.6 million to be paid over a five year period pursuant to a Transitional License and Linking Agreement (“License Agreement”). The Company recorded a gain on sale of approximately $2.2 million in connection with the transaction in 2016.

In connection with the transaction, Internet Brands, Car.com and Autobytel entered into an agreement pursuant to which Car.com and Autobytel will provide to Internet Brands certain transition services and arrangements. Pursuant to the License Agreement, (i) Internet Brands will pay Autobytel $1.6 million in fees over the five-year term of the License Agreement, and (ii) Car.com will (1) grant Internet Brands a limited, non-exclusive, non-transferable license to use the Car.com logo and name solely for sales and marketing purposes in Internet Brand’s automotive specialty finance leads business; and (2) provide certain redirect linking of consumer traffic from the Acquired Group’s current specialty finance leads application forms to a landing page designated by Internet Brands.

The disposal of the automotive specialty finance leads product did not qualify for presentation and disclosure as a discontinued operation because it did not represent a strategic shift that had or will have a major effect on the Company’s operations. The pretax profit of the finance leads product for 2016, 2015 and 2014 was $0.3 million, $0.4 million and $0.7 million, respectively.

11.
Income Taxes

Income tax expense from continuing operations consists of the following for the years ended December 31:

	2016	2015	2014
		(in thousands)
Current:
Federal	$244	$212	$129
State	508	226	150
Foreign	69	—	—
	821	438	279
Deferred:
Federal	1,726	2,997	1,714
State	1,040	586	385
Foreign	—	—	—
	2,766	3,583	2,099

Valuation allowance release	(772)	(588)	(341)

Total income tax expense (benefit)	$2,815	$3,433	$2,037

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Tax provision at U.S. federal statutory rates	34.0%	34.0%	34.0%
State income taxes net of federal benefit	3.1	2.3	2.6
Deferred tax asset adjustments – NOL related	16.1	6.8	6.4
Non-deductible permanent items	—	0.7	0.4
Acquisition costs	—	7.0	—
Other	0.4	(1.0)	0.3
Change in valuation allowance	(11.5)	(7.3)	(6.3)
Effective income tax rate	42.1%	42.5%	37.4%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2016 and 2015 are as follows:

	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$381	$394
Accrued liabilities	1,596	1,266
Net operating loss carry-forwards	25,563	31,325
Fixed assets	—	16
Intangible assets	—	—
Share-based compensation expense	3,225	2,422
Other	1,191	613
Total gross deferred tax assets	31,956	36,036
Valuation allowance	(4,656)	(5,427)
	27,300	30,609

Deferred tax liabilities:
Fixed assets	(114)	—
Intangible assets	(7,698)	(9,147)
Unremitted foreign earnings	(20)	—
Total gross deferred tax liabilities	(7,832)	(9,147)
Net deferred tax assets	$19,468	$21,462

During 2016, management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.  Significant pieces of objective positive evidence evaluated were the cumulative earnings generated over the three-year period ended December 31, 2016 and the Company’s strong future earnings projections.  Based on this evaluation, as of December 31, 2016, the Company reversed $0.8 million of its valuation allowance.  We believe, however, that it is more likely than not that $0.1 million in state net operating loss carryforwards will not be realized.  Accordingly, a valuation allowance has been maintained on these state net operating losses.  In addition, included in the net operating loss carry-forward deferred tax asset above is approximately $13.5 million of federal deferred tax assets attributable to excess stock option deductions.  Due to a provision within ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) concerning when tax benefits related to excess stock option deductions can be credited to paid-in-capital, the related valuation allowance of $4.6 million cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized.  The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.  The Company follows ASC 740 ordering to determine when such NOL has been realized.

At December 31, 2016, the Company had federal and state net operating loss carry-forwards (“NOLs”) of approximately $75.8 million and $30.5 million, respectively.  The federal NOLs expire through 2035 as follows (in millions):

2025	$5.9
2026	25.5
2027	15.5
2028	5.2
2029	7.7
2030	10.6
2031	1.3
2032	—
2033	0.1
2034	2.5
2035	1.5
$75.8

The state NOLs expire through 2035 as follows (in millions):

2017	$3.1
2028	2.7
2029	5.8
2030	11.0
2034	2.0
2035	0.8
California NOLs	25.4
Other State NOLs	5.1
Total State NOLs	$30.5

Utilization of the net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the IRC, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development credit carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006 and any changes have been reflected in the NOLs presented above as of December 31, 2016.  As a result of an acquisition in 2001, approximately $9.9 million of the NOLs are subject to an annual limitation of approximately $0.5 million per year.

The federal and state NOLs begin to expire in 2025 and 2017, respectively. Approximately $10.8 million and $5.0 million, respectively, of the federal and state NOLs were incurred by subsidiaries prior to the date of the Company’s acquisition of such subsidiaries. The Company established a valuation allowance of $4.1 million at the date of acquisitions related to these subsidiaries. During 2013, the valuation allowance has been reversed.  The tax benefits associated with the realization of such NOLs will be credited to the provision for income taxes. In addition, federal NOLs of approximately $13.5 million relate to stock option deductions. Therefore, once the stock option deductions reduce income taxes payable in the future in accordance with ASC 718, approximately $4.6 million will be credited to stockholders’ equity rather than to income tax benefit.

At December 31, 2016, deferred tax assets exclude approximately $1.7 million and $0.4 million of tax-effected federal and state NOLs pertaining to tax deductions from stock-based compensation. Upon future realization of these benefits, the Company expects to increase additional paid-in capital and reduce income taxes payable. The benefit of excess stock option deductions is not recorded until such time that the deductions reduce income taxes payable. For purposes of determining when the stock options reduce income taxes payable, the Company has adopted the “with and without” approach whereby the Company considers NOLs arising from continuing operations prior to NOLs attributable to excess stock option deductions.

At December 31, 2016, the Company has federal and state research and development tax credit carry-forwards of $0.3 million and $0.2 million, respectively.  The federal credits begin to expire in 2021.  The state credits do not expire.

As of December 31, 2016 and 2015, the Company had unrecognized tax benefits of approximately $0.5 million and $0.5 million, respectively, all of which, if subsequently recognized, would have affected the Company’s tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
	(in thousands)
Balance at January 1,	$527	$636
Reductions based on tax positions related to prior years and settlements	(63)	—
Reductions based on the lapse of the statutes of limitations	—	(109)
Balance at December 31,	$464	$527

The Company is subject to taxation in the United States and various foreign and state jurisdictions. In general, the Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2012 (except for the use of tax losses generated prior to 2012 that may be used to offset taxable income in subsequent years). The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company accrued $0 and $10,000 of interest, respectively, associated with its unrecognized tax benefits in the years ended December 31, 2016 and 2015.

12. Quarterly Financial Data (Unaudited)

Below is a summary table of the Company’s quarterly data for the years ended December 31, 2016 and December 31, 2015.

	Quarter Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in thousands, except per-share amounts)
Total net revenues	$40,378	$43,911	$36,148	$36,247	$36,421	$40,175	$30,387	$26,243
Gross profit	$14,601	$15,755	$13,921	$13,635	$14,474	$15,297	$11,770	$10,098
Net income (loss)	$1,378	$2,738	$430	$(676)	$1,386	$1,615	$871	$773
Basic earnings (loss) per share	$0.13	$0.26	$0.04	$(0.06)	$0.13	$0.16	$0.09	$0.09
Diluted earnings (loss) per share	$0.10	$0.21	$0.03	$(0.06)	$0.10	$0.14	$0.08	$0.07

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2016	2015	2014
		(in thousands)
Allowance for bad debts:
Beginning balance	$605	$490	$294
Additions	344	379	354
Write-offs	(306)	(264)	(158)
Ending balance	$643	$605	$490
Allowance for customer credits:
Beginning balance	$439	$280	$111
Additions	592	803	1,037
Write-offs	(660)	(644)	(868)
Ending balance	$371	$439	$280
Tax valuation allowance:
Beginning balance	$5,427	$6,015	$6,356
Charged (credited) to tax expense	(771)	(588)	(341)
Ending balance	$4,656	$5,427	$6,015

EXHIBIT INDEX

Number	Description

2.1‡
Membership Interest Purchase Agreement dated as of January 13, 2014 by and among Autobytel, AutoNation, Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2014 (SEC File No. 001-34761) (“January 2014 Form 8-K”)

2.2 ‡
Stock Purchase Agreement dated as of May 21, 2015 by and among Autobytel, CDK Global, LLC, a Delaware limited liability company, Dealix Corporation, a California corporation, and Autotegrity, Inc., a Delaware corporation incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761) (“May 2015 Form 8-K”)

2.3 ‡
Agreement and Plan of Merger dated as of October 1, 2015 by and among Autobytel, New Horizon Acquisition Corp., a Delaware corporation, AutoWeb, Inc., a Delaware corporation, and José Vargas, which is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2015 (SEC File No. 001-34761) (“October 2015 Form 8-K”)

2.4‡
Asset Purchase and Sale Agreement dated as of December 19, 2016 by and among Autobytel, Car.com, Inc., a Delaware corporation, and Internet Brands, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2016 (SEC File No. 001-34761) (“December 2016 Form 8-K”)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel (formerly Autobytel.com Inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel dated August 14, 2001, Certificate of Designation of Series A Junior Participating Preferred Stock dated July 30, 2004, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012; and Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel dated July 3, 2013, which is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761); and Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of Autobytel dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.1 to the October 2015 Form 8-K

3.2	Fifth Amended and Restated Bylaws of Autobytel dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.2 to the October 2015 Form 8-K

4.1
Form of Common Stock Certificate of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, which is incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1■
Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to S-1 Registration Statement, as amended by Amendment No. 1 dated September 22, 1999, which is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999 (SEC File No. 000-22239) and Amendment No. 2 dated December 5, 2001, which is incorporated herein by reference to Exhibit (d)(5) to Schedule TO filed with the SEC on December 14, 2001 (SEC File No. 005-58067) (“Schedule TO”); and Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1998 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(14) to the Schedule TO

10.2■
Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.30 to Amendment No. 1 to S-1 Registration Statement, as amended by Amendment No. 1 dated September 22, 1999, which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999  (SEC File No. 000-22239); and Amendment No. 2 to the Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(8) to the Schedule TO; Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(15) to the Schedule TO; Form of Performance Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(18) to the Schedule TO; and Form of Outside Director Stock Option Agreement pursuant to the Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 3, 2004 (SEC File No. 000-22239) (“November 2004 Form 8-K”)

10.3■
Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8  filed with the SEC on November 1, 1999 (SEC File No. 333-90045), as amended by Amendment No. 1 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(10) to the Schedule TO and Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.86 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239) (“Second Quarter 2009 Form 10-Q”); and Form of Stock Option Agreement pursuant to Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(16) to the Schedule TO

10.4■
Form of Employee Stock Option Agreement pursuant to the Autobytel.com Inc. 1998 Stock Option Plan, the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan and the Autobytel.com Inc. 1999 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239) (“October 2008 Form 8-K”)

10.5■
Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 15, 2000 (SEC File No. 333-39396), as amended by Amendment No. 1 to the Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(12) to the Schedule TO, Amendment No. 2 to the Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002 (SEC File No. 000-22239) and Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.87 to the Second Quarter 2009 Form 10-Q; and Form of Stock Option Agreement pursuant to Autobytel.com Inc. 2000 Stock Option Plan, which is incorporated herein by reference to Exhibit (d)(17) to the Schedule TO

10.6■
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.7 to the Post-Effective Amendment to Registration Statement on Form S-8  filed with the SEC on July 31, 2003 (SEC File No. 333-67692), as amended by Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.88 to the Second Quarter 2009 Form 10-Q; and Form of Restricted Stock Award Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the October 2008 Form 8-K (SEC File No. 000-22239)

10.7■
Form of Employee Stock Option Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the Year Ended December 31, 2014 filed with the SEC on February 26, 2015 (SEC File No. 001-34761)

10.8■
Autobytel Inc. 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on June 28, 2004 (SEC File No. 333-116930)  (“2004 Form S-8”), as amended by Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.89 to the Second Quarter 2009 Form 10-Q; Form of Employee Stock Option Agreement pursuant to the Autobytel Inc. 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 4.9 to the 2004 Form S-8; Form of Outside Director Stock Option Agreement pursuant to the Autobytel Inc. 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.2 to the November 2004 Form 8-K; Form of Stock Option Agreement pursuant to the Autobytel Inc. 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.65 to the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (SEC File No. 000-22239); Form of Outside Director Stock Option Agreement pursuant to the 2004 Restricted Stock and Option Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2005 (SEC File No. 000-22239) (“September 2005 Form 8-K”); and Form of Letter Agreement (amending certain stock option agreements with Outside Directors), which is incorporated herein by reference to Exhibit 10.2 to the September 2005 Form 8-K

10.9■
Autobytel Inc. 2006 Inducement Stock Option Plan, which is incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on June 16, 2006 (SEC File No. 333-135076) (“2006 Form S-8”), as amended by Amendment No. 1 to the Autobytel Inc. 2006 Inducement Stock Option Plan dated May 1, 2009, which is incorporated herein by reference to Exhibit 10.90 to the Second Quarter 2009 Form 10-Q; and Form of Employee Inducement Stock Option Agreement, which is incorporated herein by reference to Exhibit 4.10 to the 2006 Form S-8

10.10■
Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 001-34761); Form of Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the Year Ended December 31, 2011 filed with the SEC on March 1, 2012 (SEC File No. 001-34761) (“2011 Form 10-K”); Form of 2013 Performance-Based Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.79 to the Annual Report on Form 10-K for the Year Ended December 31, 2012 filed with the SEC on February 28, 2013 (SEC File No. 001-34761) (“2012 Form 10-K”); Form of 2012 Performance-Based Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.59 to the 2011 Form 10-K; Form of Non-Employee Director Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.60 to the 2011 Form 10-K; and Form of (Management) Employee Stock Option Award Agreement pursuant to the Autobytel Inc. 2010 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.61 to the 2011 Form 10-K

10.11■
Autobytel Inc. 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761), as amended and restated by the Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2016 (SEC File No. 001-34761); and Form of Stock Option Award Agreement pursuant to the Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the SEC on August 4, 2016 (SEC File No. 001-34761)

10.12■
Letter Agreement dated October 10, 2006 between Autobytel and Glenn E. Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009, which are incorporated herein by reference to Exhibit 10.77 to the Annual Report on Form 10-K for the Year Ended December 31, 2008 filed with the SEC on March 13, 2009 (SEC File No. 000-22239) (“2008 Form 10-K”)

10.13■*	Memorandum dated January 31, 2017, amending Letter Agreement dated October 10, 2006 between Autobytel and Glenn E. Fuller

10.14■
Amended and Restated Severance Agreement dated as of September 29, 2008 between Autobytel and Glenn E. Fuller, which is incorporated herein by reference to Exhibit 10.4 to the October 2008 Form 8-K, as amended by Amendment No. 1 dated December 14, 2012, which is incorporated herein by reference to Exhibit 10.73 to the 2012 Form 10-K

10.15■
Letter Agreement dated August 6, 2004 between Autobytel and Wesley Ozima, as amended by Memorandum dated March 1, 2009, which are incorporated herein by reference to Exhibit 10.81 to the 2008 Form 10-K

10.16 ■*	Memorandums dated January 22, 2016 and January 31, 2017, amending Letter Agreement dated August 6, 2004 between Autobytel and Wesley Ozima

10.17■
Amended and Restated Severance Agreement dated as of November 15, 2008 between Autobytel and Wesley Ozima, which is incorporated herein by reference to Exhibit 10.82 to the 2008 Form 10-K, as amended by Amendment No. 1 dated October 16, 2012, which is incorporated herein by reference to Exhibit 10.74 to the 2012 Form 10-K

10.18■
Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.92 to the Second Quarter 2009 Form 10-Q

10.19■
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.93 to the Second Quarter 2009 Form 10-Q

10.20■
Autobytel Inc. 2004 Restricted Stock and Option Plan, Stock Option Award Agreement dated effective as of April 3, 2009 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.94 to the Second Quarter 2009 Form 10-Q

10.21■
Second Amended and Restated Employment Agreement dated as of April 3, 2014 between Autobytel and Jeffrey H. Coats, which is incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2014 (SEC File No. 001-34761), as amended by Amendment No. 1 dated January 21, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC January 27, 2016 (SEC File No. 001-34761) (“January 2016 Form 8-K”); and as amended by Amendment No. 2 dated September 21, 2016, which is incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 26, 2016 (SEC File No. 001-34761) (“September 2016 Form 8-K”)

10.22■
Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, Employee Stock Option Award Agreement dated as of January 21, 2016 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.2 to the January 2016 Form 8-K

10.23■
Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, Employee Stock Option Award Agreement dated as of January 21, 2016 between Autobytel and Jeffrey H. Coats, which is incorporated herein by reference to Exhibit 10.3 to the January 2016 Form 8-K

10.24■
Form of Amended and Restated Indemnification Agreement between Autobytel and its directors and officers, which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761)

10.25■
Form of Indemnification Agreement between Autobytel and its directors and officers, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the Year Ended December 31, 2015 filed with the SEC on March 10, 2016 (SEC File No. 001-34761) (“2015 Form 10-K”)

10.26■
Letter Agreement dated March 9, 2010 between Autobytel and Kimberly Boren, as amended by Memorandum dated December 21, 2010 and Memorandum dated as of December 1, 2011, which is incorporated herein by reference to Exhibit 10.73 to the 2011 Form 10-K, as amended by Memorandum dated September 21, 2016, which is incorporated herein by reference to Exhibit 10.4 to the September 2016 Form 8-K

10.27■
Amended and Restated Severance Benefits Agreement dated as of February 25, 2011 between Autobytel and Kimberly Boren, which is incorporated herein by reference to Exhibit 10.74 to the 2011 Form 10-K, as amended by Amendment No. 1 dated November 14, 2012, which is incorporated herein by reference to Exhibit 10.70 to the 2012 Form 10-K

10.28■
Letter Agreement dated May 21, 2007 between Autobytel and John Steerman, as amended by Memorandum dated March 20, 2009, Memorandum dated September 30, 2009 and Memorandum dated December 1, 2011, which are incorporated herein by reference to Exhibit 10.77 to the 2011 Form 10-K

10.29■*	Memorandum dated January 22, 2016, amending Letter Agreement dated May 21, 2007 between Autobytel and John Steerman

10.30■
Severance Agreement dated as of October 1, 2009 between Autobytel and John Steerman, which is incorporated herein by reference to Exhibit 10.78 to the 2011 Form 10-K, as amended by Amendment No. 1 dated September 19, 2012, which is incorporated herein by reference to Exhibit 10.75 to the 2012 Form 10-K, and Amendment No. 2 dated November 7, 2012, which is incorporated herein by reference to Exhibit 10.76 to the 2012 Form 10-K

10.31‡
Transitional License and Linking Agreement, made as of January 1, 2017, by and among Internet Brands, Inc., a Delaware corporation, Car.com, Inc., a Delaware corporation, and Autobytel, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 6, 2017 (SEC File No. 001-34761)

10.32
Lease Agreement dated April 6, 1997 between The Provider Fund Partners, The Colton Company (n/k/a: GFE MacArthur Investments, LLC, as successor-in-interest to The Provider Fund Partners, The Colton Company) and Autobytel (“Irvine Lease”), as amended by Amendment No. 12 to Irvine Lease dated February 6, 2009, Amendment No. 13 to Irvine Lease dated March 5, 2009, and Amendment No. 14 to Irvine Lease dated November 29, 2010, which are incorporated herein by reference to Exhibit 10.79 to the 2011 Form 10-K, Amendment No. 15 to Irvine Lease dated October 31, 2012, which is incorporated herein by reference to Exhibit 10.69 to the 2012 Form 10-K, and as amended by Amendment No. 16 dated August 7, 2015, which is incorporated herein by reference to Exhibit 10.32 to the 2015 Form 10-K

10.33*	Contract for Lease and Deposit dated June 1, 2016 between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1101

10.34*	Contract for Lease and Deposit dated June 1, 2016 between AW GUA, Limitada, and Mertech, Sociedad Anonima, for office No. 1102

10.35*	Office Lease dated December 9, 2015 between Rivergate Tower Owner, LLC, a Delaware limited liability company, and Autobytel, as amended by the First Amendment of Lease dated November 21, 2016

10.36
Convertible Subordinated Promissory Note dated as of January 13, 2014 (Principal Amount $1,000,000.00) issued by Autobytel to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC January 17, 2014 (SEC File No. 001-34761) (“January 2014 Form 8-K”)

10.37
Warrant to Purchase 69,930 Shares of Autobytel Common Stock dated as of January 13, 2014 issued by Autobytel to AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.2 to the January 2014 Form 8-K

10.38
Shareholder Registration Rights Agreement dated as of January 13, 2014 by and between Autobytel and AutoNationDirect.com, Inc., a Delaware corporation, which is incorporated herein by reference to Exhibit 10.3 to the January 2014 Form 8-K

10.39
Form of Warrant to Purchase Series B Junior Participating Convertible Preferred Stock dated as of October 1, 2015 issued by Autobytel to the persons listed on Schedule A thereto, which is incorporated herein by reference to Exhibit 10.1 to the October 2015 Form 8-K

10.40
Amended and Restated Stockholder Agreement dated as of October 1, 2015 by and among Autobytel, Auto Holdings Ltd., a British Virgin Islands business company, Manatee Ventures Inc., a British Virgin Islands business company, Galeb3 Inc.,  a Florida corporation, Matías de Tezanos, and José Vargas, and the other parties set forth on the signature pages thereto, which is incorporated herein by reference to Exhibit 10.2 to the October 2015 Form 8-K, as amended by Second Amended and Restated Stockholder Agreement dated as of October 19, 2016, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 21, 2016 (SEC File No. 001-34761) (“October 2016 Form 8-K”), as amended by Third Amended and Restated Stockholder Agreement dated as of November 30, 2016, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 2, 2016, and as amended by Fourth Amended and Restated Stockholder Agreement dated as of March 1, 2017, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2017 (SEC File No. 001-34761)

10.41
Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, Stock Option Award Agreement dated as of September 21, 2016 between Autobytel and José Vargas, which is incorporated herein by reference to Exhibit 10.2 to the October 2016 Form 8-K

10.42■	Employment Offer Letter dated February 23, 2016 between Autobytel and José Vargas, incorporated by reference to Exhibit 10.54 to the 2015 Form 10-K

10.43■
Restricted Stock Award Agreement dated as of April 23, 2015 between Autobytel and William Ferriolo pursuant to Autobytel Inc. 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 29, 2015 (SEC File No. 001-34761) (“April 2015 Form 8-K”)

10.44■
Restricted Stock Award Agreement dated as of April 23, 2015 between Autobytel and William Ferriolo pursuant to Autobytel Inc. 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.4 to the April 2015 Form 8-K

10.45■
Amended and Restated Letter Agreement dated as of April 23, 2015 between Autobytel and William Ferriolo, incorporated by reference to Exhibit 10.5 to the April 2015 Form 8-K, as amended by Amendment No. 1 dated January 22, 2016, incorporated by reference to Exhibit 10.4 to the January 2016 Form 8-K and, as amended by Amendment No. 2 dated December 15, 2016, which is incorporated herein by reference to Exhibit 10.1 to the December 2016 Form 8-K

10.46■
Severance Benefits Agreement dated as of September 17, 2010 between Autobytel and William Ferriolo, which is incorporated herein by reference to Exhibit 10.76 to the 2011 Form 10-K, as amended by Amendment No. 1 dated November 30, 2012, which is incorporated herein by reference to Exhibit 10.77 to the 2012 Form 10-K

10.47■*
Employment Offer Letter Agreement dated September 17, 2010 between Autobytel and Ralph Smith, as amended by Memorandum dated January 1, 2013, Memorandum dated July 1, 2013, and Memorandum dated January 28, 2016

10.48■*	Amended and Restated Severance Benefits Agreement dated July 1, 2013 between Autobytel and Ralph Smith

10.49■*	Employment Offer Letter dated February 14, 2014 between Autobytel and Taren Peng, as amended by Memorandum dated January 31, 2017

10.50■*	Severance Benefits Agreement dated August 25, 2014 between Autobytel and Taren Peng

10.51■*	Amended and Restated Letter Agreement dated April 24, 2013 between Autobytel and John Skocilic Jr., as amended by Memorandum dated January 22, 2016 and Memorandum dated January 31, 2017

10.52■	Amended and Restated Severance Benefits Agreement dated May 1, 2013 between Autobytel and John Skocilic Jr., which is incorporated herein by reference to Exhibit 10.49 to the 2015 Form 10-K

21.1*	Subsidiaries of Autobytel Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 9, 2017

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 9, 2017

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated March 9, 2017

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

■	Management Contract or Compensatory Plan or Arrangement.

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