Form 10-Q
period 2017-03-31
AUTOBYTEL INC
filed 2017-05-04
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Emerging growth company [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of May 1, 2017, there were 11,071,584 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of March 31, 2017 and December 31, 2016	3

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2017 and 2016	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

ITEM 6.	Exhibits	21

	Signatures	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$39,643	$38,512
Short-term investment	251	251
Accounts receivable, net of allowances for bad debts and customer credits of $968 and $1,015 at March 31, 2017 and December 31, 2016, respectively	28,517	33,634
Deferred tax asset	—	4,669
Prepaid expenses and other current assets	885	901
Total current assets	69,296	77,967
Property and equipment, net	4,140	4,430
Investments	680	680
Intangible assets, net	22,395	23,783
Goodwill	42,821	42,821
Long-term deferred tax asset	25,622	14,799
Other assets	757	801
Total assets	$165,711	$165,281
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,237	$9,764
Accrued employee-related benefits	2,246	4,530
Other accrued expenses and other current liabilities	7,741	8,315
Current portion of term loan payable	4,688	6,563
Total current liabilities	21,912	29,172
Convertible note payable	1,000	1,000
Long-term portion of term loan payable	6,750	7,500
Borrowings under revolving credit facility	8,000	8,000
Total liabilities	37,662	45,672
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Series B Preferred stock, 168,007 shares issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 11,062,688 and 11,012,625 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	11	11
Additional paid-in capital	351,490	350,022
Accumulated deficit	(223,452)	(230,424)
Total stockholders’ equity	128,049	119,609
Total liabilities and stockholders’ equity	$165,711	$165,281

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2017	2016

Revenues:
Lead fees	$29,092	$31,996
Advertising	7,969	3,766
Other revenues	280	485
Total revenues	37,341	36,247
Cost of revenues	24,430	22,612
Gross profit	12,911	13,635
Operating expenses:
Sales and marketing	3,763	5,677
Technology support	3,253	4,188
General and administrative	3,482	3,373
Depreciation and amortization	1,229	1,286
Litigation settlements	(25)	(5)
Total operating expenses	11,702	14,519

Operating income (loss)	1,209	(884)
Interest and other income (expense), net	(100)	(224)
Income (loss) before income tax provision (benefit)	1,109	(1,108)
Income tax provision (benefit)	625	(432)
Net income (loss) and comprehensive income (loss)	$484	$(676)

Basic earnings (loss) per common share	$0.04	$(0.06)

Diluted earnings (loss) per common share	$0.04	$(0.06)

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$484	$(676)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,841	1,813
Provision for bad debts	43	54
Provision for customer credits	94	181
Share-based compensation	1,011	1,364
Change in deferred tax asset	334	(595)
Changes in assets and liabilities:
Accounts receivable	4,980	206
Prepaid expenses and other current assets	16	426
Other assets	44	76
Accounts payable	(2,527)	1,667
Accrued expenses and other current liabilities	(2,858)	(2,969)
Non-current liabilities	—	13
Net cash provided by operating activities	3,462	1,560
Cash flows from investing activities:
Purchases of property and equipment	(163)	(899)
Net cash used in investing activities	(163)	(899)
Cash flows from financing activities:
Payments on term loan borrowings	(2,625)	(1,313)
Proceeds from exercise of stock options	457	699
Payment of contingent fee arrangement	—	(13)
Net cash used in financing activities	(2,168)	(627)
Net increase in cash and cash equivalents	1,131	34
Cash and cash equivalents, beginning of period	38,512	23,993
Cash and cash equivalents, end of period	$39,643	$24,027

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$356	$230

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

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The consolidated condensed statements of operations and comprehensive income (loss) and cash flows for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2016 Form 10-K.

3.  Recent Accounting Pronouncements

Issued but not yet adopted by the Company

 Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  In April 2016, ASU No. 2016-10, “Identifying Performance Obligations and Licensing” was issued.  This ASU clarifies 1) the identification of performance obligations and, 2) licensing implementation guidance as it relates to Topic 606, Revenue from Contracts with Customers.  In May 2016, ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” was issued.  This ASU addresses certain issues as it relates to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as it relates to Topic 606, Revenue from Contracts with Customers.  This ASU and related amendments are effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein. The Company is continuing to evaluate the effect this guidance will have on the consolidated financial statements and related disclosures.

Accounting Standards Codification 842 “Leases.”  In February 2016, ASU No. 2016-02, “Leases (Topic 842)” was issued.  This ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases of terms more than 12 months.  The ASU will require both capital and operating leases to be recognized on the balance sheet.  Qualitative and quantitative disclosures will also be required to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We expect this standard will have a material effect on our financial statements due to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate and equipment operating leases. The Company is continuing to evaluate the effect this guidance will have on the consolidated financial statements and related disclosures.

Accounting Standards Codification 805 “Business Combinations.”  In January 2017, ASU No. 2017-01, “Clarifying the Definition of a Business” was issued.  This ASU provides a more robust framework to use in determining when a set of assets and activities is a business.  The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those periods.  The Company does not believe this ASU will have a material effect on the consolidated financial statements.

Accounting Standards Codification 350 “Intangibles – Goodwill and Other.”  In January 2017, ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” was issued.  Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity should apply this ASU on a prospective basis and for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is continuing to evaluate the effect this guidance will have on the consolidated financial statements and related disclosures.

Recently adopted by the Company

Accounting Standards Codification 740 “Income Taxes.” In November 2015, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” was issued.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this update apply to all entities that present a classified statement of financial position.  The Company adopted this ASU prospectively in the three months ended March 31, 2017 and reclassified $4.7 million of current deferred tax assets to long-term deferred tax assets. Prior periods were not retrospectively adjusted.

Accounting Standards Codification 323 “Investments-Equity Method and Joint Ventures.”  In March 2016, ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting” was issued.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Thus, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The Company adopted this ASU in the three months ended March 31, 2017 and it did not have a material effect on the consolidated financial statements.

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

The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. ASU 2016-09 requires recognition of excess tax benefits and tax deficiencies in the income statement on a prospective basis. For the three months ended March 31, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. Income tax expense of approximately $0.2 million was recognized in the quarterly period ended March 31, 2017 as a result of the adoption of ASU 2016-09.

The Company adopted the amendments related to the timing of when excess tax benefits are recognized on a modified retrospective transition method. The Company recognized $6.5 million of deferred tax assets relating to unrealized stock option benefits, resulting in a cumulative $6.5 million adjustment to retained earnings.

The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings. We have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

The Company calculates diluted earnings (loss) per share using the treasury stock method for share-based payment awards. ASU 2016-09 eliminates excess tax benefits and deficiencies from the calculation of assumed proceeds under the treasury stock method, which the Company adopted on a prospective transition method.

Accounting Standards Codification 230 “Statement of Cash Flows.”  In August 2016, ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” was issued.  This ASU provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice for those issues.  The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company early adopted this ASU in the three months ended March 31, 2017 and it did not have a material effect on the consolidated financial statements.

Accounting Standards Codification 810 “Consolidation.”  In October 2016, ASU No. 2016-17, “Interests Held through Related Parties That Are Under Common Control” was issued.  This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted this ASU in the three months ended March 31, 2017 and it did not have a material effect on the consolidated financial statements.

4.  Disposal of Specialty Finance Leads Product

On December 19, 2016, Autobytel and Car.com entered into an Asset Purchase and Sale Agreement with Internet Brands, pursuant to which Internet Brands acquired substantially all of the assets of the automotive specialty finance leads group of Car.com (“Acquired Group”). The transaction was completed effective as of December 31, 2016. The transaction consideration consisted of $3.2 million in cash paid at closing and $1.6 million to be paid over a five year period pursuant to a Transitional License and Linking Agreement (“License Agreement”). The Company recorded a gain on sale of approximately $2.2 million in connection with the transaction in December 2016.

In connection with the transaction, Internet Brands, Car.com and Autobytel entered into the License Agreement pursuant to which Car.com and Autobytel will provide to Internet Brands certain transition services and arrangements. Pursuant to the License Agreement, (i) Internet Brands will pay Autobytel $1.6 million in fees over the five-year term of the License Agreement, and (ii) Car.com will (1) grant Internet Brands a limited, non-exclusive, non-transferable license to use the Car.com logo and name solely for sales and marketing purposes in Internet Brand’s automotive specialty finance leads business; and (2) provide certain redirect linking of consumer traffic from the Acquired Group’s current specialty finance leads application forms to a landing page designated by Internet Brands. The Company received $0.1 million during the three months ended March 31, 2017 related to the License Agreement.

The disposal of the automotive specialty finance leads product did not qualify for presentation and disclosure as a discontinued operation because it did not represent a strategic shift that had or will have a major effect on the Company’s operations. The pretax profit of the finance leads product for the three months ended March 31, 2016 was $0.1 million.

 5.  Computation of Basic and Diluted Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants, common shares issuable upon conversion of convertible notes and unvested restricted stock.  The following are the share amounts utilized to compute the basic and diluted net earnings (loss) per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Basic Shares:
Weighted average common shares outstanding	11,025,864	10,633,907
Weighted average unvested restricted stock	(116,667)	(125,000)
Basic Shares	10,909,197	10,508,907

Diluted Shares:
Basic shares	10,909,197	10,508,907
Weighted average dilutive securities	2,399,938	—
Diluted Shares	13,309,135	10,508,907

For the three months ended March 31, 2017, weighted average dilutive securities included dilutive options, restricted stock awards, and the convertible note issued in connection with the acquisition of AutoWeb, Inc.

For the three months ended March 31, 2017 and 2016, 2.2 million and 2.8 million of potentially anti-dilutive shares of common stock have been excluded from the calculation of diluted net earnings per share, respectively.

 On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of the Company's Common Stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of the Company's Common Stock.  The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  The Company may repurchase Common Stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  The Company funded repurchases and anticipates that the Company would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company’s sole discretion.  The impact of repurchases on the Company’s Tax Benefit Preservation Plan, as amended, and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, is also a factor that the Company considers in connection with share repurchases.  No shares were repurchased in the three months ended March 31, 2017 and 2016, respectively.

Warrants.  The warrant to purchase 69,930 shares of Company common stock issued in connection with the acquisition of AutoUSA on January 13, 2014 (“AutoUSA Acquisition Date”) was valued at $7.35 per share for a total value of $0.5 million (“AutoUSA Warrant”).  The Company used an option pricing model to determine the value of the AutoUSA Warrant.  Key assumptions used in valuing the AutoUSA Warrant are as follows: risk-free rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years.  The AutoUSA Warrant was valued based on long-term stock price volatilities of the Company.  The exercise price of the AutoUSA Warrant is $14.30 per share (as may be adjusted for stock splits, stock dividends, combinations and other similar events).  The AutoUSA Warrant became exercisable on January 13, 2017 and expires on January 13, 2019.  The right to exercise the AutoUSA Warrant is accelerated in the event of a change in control of the Company.

The warrant to purchase up to 148,240 shares of Series B Preferred Stock issued in connection with the acquisition of AutoWeb, Inc. (“AutoWeb Warrant”) was valued at $1.72 per share for a total value of $2.5 million.  The Company used an option pricing model to determine the value of the AutoWeb Warrant.  Key assumptions used in valuing the AutoWeb Warrant are as follows: risk-free rate of 1.9%, stock price volatility of 74.0% and a term of 7.0 years.  The AutoWeb Warrant was valued based on long-term stock price volatilities of the Company’s Common Stock.  The exercise price of the AutoWeb Warrant is $184.47 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  The AutoWeb Warrant becomes exercisable on October 1, 2018, subject to the following vesting conditions: (i) with respect to the first one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date of the AutoWeb Warrant the weighted average closing price of the Common Stock for the preceding 30 trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations of the Common Stock occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $45.00.  The AutoWeb Warrant expires on October 1, 2022.

6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operation and Comprehensive Income (Loss) as follows:

	Three Months Ended March 31,
	2017	2016

Share-based compensation expense:
Cost of revenues	$20	$14
Sales and marketing [1]	412	632
Technology support [2]	128	332
General and administrative	452	388
Share-based compensation costs	1,012	1,366

Amount capitalized to internal use software	1	2
Total share-based compensation costs	$1,011	$1,364

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

Service-Based Options.  The Company granted the following service-based options for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Number of service-based options granted	319,250	428,900
Weighted average grant date fair value	$6.91	$8.12
Weighted average exercise price	$13.81	$17.12

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period.

Market Condition Options.  On January 21, 2016, the Company granted 100,000 stock options to its chief executive officer with an exercise price of $17.09 and grant date fair value of $1.47 per option, using a Monte Carlo simulation model (“CEO Market Condition Options”).   The CEO Market Condition Options were previously valued at $2.94 per option but were revalued when the requisite stockholder approval for the Company’s Amended and Restated 2014 Equity Incentive Plan was obtained in June 2016. The CEO Market Condition Options are subject to both stock price-based and service-based vesting requirements that must be satisfied for the CEO Market Condition Options to vest and become exercisable. The CEO Market Condition Options provide that the stock price-based vesting condition will be met (i) with respect to the first one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date of the CEO Market Condition Options the Weighted Average Closing Price is at or above $30.00; (ii) with respect to the second one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $45.00. With respect to any of the CEO Market Condition Options for which the stock price-based requirements are met, these options are also subject to the following service-based vesting schedule: (i) thirty-three and one-third percent (33 1/3%) of these options vested on January 21, 2017 and (ii) one thirty-sixth (1/36th) of these options will vest on each successive monthly anniversary thereafter for the following twenty-four months ending on January 21, 2019. None of the stock-price based vesting requirements have been met as of March 31, 2017. The CEO Market Condition Options expire on January 21, 2023.

Stock option exercises.  The following stock options were exercised during the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016

Number of stock options exercised	58,959	53,839
Weighted average exercise price	$7.75	$12.97

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2017	2016

Dividend yield	—	—
Volatility	61%	58%
Risk-free interest rate	1.8%	1.3%
Expected life (years)	4.4	4.4

Upon adoption of ASU 2016-09, the Company has elected to estimate the number of forfeitures.

Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) on April 23, 2015 in connection with the promotion of one of its executive officers.  Of the 125,000 RSAs, 25,000 were service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  Forfeiture restrictions lapsed on 8,333 shares of restricted stock on April 23, 2016. This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based restricted stock.  The shares are subject to forfeiture upon the earlier of (such earliest date being referred to as the “Termination Date”) (i) a termination of the executive officer’s employment with the Company; (ii) March 31, 2018; and (iii) other events of forfeiture set forth in the award agreement, subject to the following: (i) the forfeiture restrictions with respect to 50,000 of the restricted shares will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $30.00 per share, and (ii) the forfeiture restrictions with respect to any of the restricted shares that remain subject to forfeiture restrictions will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $45.00 per share.  None of the forfeiture restrictions had lapsed during the three months ended March 31, 2017.

7. Investments

The Company’s investments at March 31, 2017 and December 31, 2016 consisted primarily of investments in privately-held SaleMove, Inc., a Delaware corporation (“SaleMove”), and GoMoto, Inc., a Delaware corporation (“GoMoto”).

In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which Autobytel invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares are classified as a long-term investment on the consolidated balance sheet as of March 31, 2017.

In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  SaleMove advances are repaid to the Company from SaleMove’s share of net revenues and expenses from the Reseller Agreement.  As of March 31, 2017, the net advances due from SaleMove totaled $509,000 and are recorded as an other long-term asset on the Unaudited Consolidated Condensed Balance Sheets.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000, respectively, in GoMoto in the form of convertible promissory notes (“GoMoto Notes”).  The GoMoto Notes accrue interest at an annual rate of 4.0% and are due and payable in full on or after October 28, 2017 upon demand or at GoMoto’s option ten days’ written notice unless converted prior to the maturity date.  The GoMoto Notes will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to the maturity date of the convertible note. As of March 31, 2017, the Company maintains a reserve of $0.8 million related to the GoMoto Notes and related interest receivable because the Company believes the amounts may not be recoverable.

8. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Computer software and hardware	$12,189	$12,027
Capitalized internal use software	5,360	5,359
Furniture and equipment	1,332	1,332
Leasehold improvements	1,139	1,139
	20,020	19,857
Less—Accumulated depreciation and amortization	(15,880)	(15,427)
Property and Equipment, net	$4,140	$4,430

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Subaru, Toyota, Volkswagen and Volvo), Ford Direct and General Motors. During the first three months of 2017, approximately 29% of the Company’s total revenues was derived from these three customers, and approximately 40%, or $11.7 million of gross accounts receivables, related to these three customers at March 31, 2017.

During the first three months of 2016, approximately 26% of the Company’s total revenues was derived from General Motors, Urban Science Applications and Jumpstart Automotive, and approximately 41%, or $11.7 million of gross accounts receivables, related to these three customers at March 31, 2016.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.  The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		March 31, 2017			December 31, 2016
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	3 – 6 years	$5,519	$(3,152)	$2,367	$9,294	$(6,756)	$2,538
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2 - 10 years	19,563	(8,229)	11,334	19,563	(7,454)	12,109
Employment/non-compete agreements	1-5 years	1,510	(1,375)	135	1,510	(1,273)	237
Developed technology	5-7 years	8,955	(2,596)	6,359	8,955	(2,256)	6,699
		$36,847	$(16,652)	$20,195	$40,622	$(19,039)	$21,583

		March 31, 2017			December 31, 2016
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Tradename	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Depreciation and amortization” in the Unaudited Consolidated Condensed Statements of Operations.  Amortization expense was $1.4 million for both the three months ended March 31, 2017 and 2016, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense
(in thousands)
2017	$3,978
2018	5,028
2019	3,655
2020	2,224
2021	2,116
2022	1,518
Thereafter	1,676
$20,195

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record impairment related to goodwill as of March 31, 2017 and December 31, 2016.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued employee-related benefits	$2,246	$4,530
Other accrued expenses and other current liabilities:
Other accrued expenses and current liabilities	7,197	7,849
Amounts due to customers	544	466
Total other accrued expenses and other current liabilities	7,741	8,315

Total accrued expenses and other current liabilities	$9,987	$12,845

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

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank’s Reference Rate (prime rate) minus 0.50% or (ii) the London Interbank Offering Rate (“LIBOR”) plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of March 31, 2017 was $1.7 million and is classified as a current liability on the Unaudited Consolidated Condensed Balance Sheets.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) LIBOR plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of 0.10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020, and the maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of March 31, 2017 were $9.8 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of March 31, 2017.

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

11. Income Taxes

We have adopted the provisions of ASU 2016-09 as of January 1, 2017 which requires recognition through opening retained earnings of any pre-adoption date net operating loss (“NOL”) carryforwards from nonqualified stock options and other employee share-based payments (e.g., restricted shares and share appreciation rights), as well as recognition of all income tax effects from share-based payments arising on or after January 1, 2017 in income tax expense. As a result, we recognized through opening retained earnings $18.4 million of pre-adoption date NOL carryforwards with remaining carryforward periods of at least seven years (the corresponding deferred tax asset is $6.5 million). No valuation allowance is needed as the newly recognized NOL is considered more likely than not realizable given that we have sufficient positive sources of taxable income including continued profitability and utilization of NOLs, taxable reversing temporary differences and reliable forecast of income. In addition, we realized shortfall tax deficiencies in the interim period of adoption of $0.2 million, which we recognized as a discrete period income tax expense as required by the ASU. This detriment resulted in increasing our effective tax rate for the interim period by 18.39%.

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

The Company’s effective tax rate for the three months ended March 31, 2017 differed from the U.S. federal statutory rate primarily due to state income taxes and tax deficiencies from stock-based compensation.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of March 31, 2017, all of which, if subsequently recognized, would have affected the Company’s tax rate.

As of March 31, 2017 and December 31, 2016, the total balance of accrued interest and penalties related to uncertain tax positions was zero.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense (benefit) for the three months ended March 31, 2017 and March, 31, 2016.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

You should read the following discussion of our results of operations and financial condition in conjunction with our unaudited consolidated condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2016 Form 10-K.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of our critical accounting policies, see Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” in the 2016 Form 10-K. Except for the accounting pronouncements adopted by the Company that are described in Note 3 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies since we filed our 2016 Form 10-K.

Recent Disposal

On December 19, 2016, Autobytel and Car.com entered into an Asset Purchase and Sale Agreement with Internet Brands pursuant to which Internet Brands acquired substantially all of the assets of the automotive specialty finance leads group of Car.com. The transaction was completed effective as of December 31, 2016. The transaction consideration consisted of $3.2 million in cash and $1.6 million to be paid over a five year period pursuant to a Transitional License and Linking Agreement. The Company recorded a gain on sale of approximately $2.2 million in connection with the transaction in the fourth quarter of 2016.

For additional information concerning this disposal, see Note 4, Disposal of Specialty Finance Leads Product, Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  Our Manufacturer and wholesale customers each match the Leads we deliver to our customers against vehicle sales to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to these customers.  Autobytel also obtains vehicle registration data from a third party provider. This information, together with our internal analysis allows us to estimate the buy rates for the consumers who submitted the Internally Generated Leads and Non-Internally Generated Leads that we delivered to our customers, and based on these estimates, to estimate an industry average buy rate. Based on the most current information and our internal analysis, we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 18%.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

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

For the three months ended March 31, 2017 our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:

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

●
The competitive impact of consolidation in the online automotive referral industry; and

 ●
The effect of changes in transportation policy, including the potential increase of transportation options.

In addition, our future business, results of operations and financial condition will be affected by our acquisition of AutoWeb, discussed above in the Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table sets forth certain statement of operations data for the three-month periods ended March 31, 2017 and 2016 (certain amounts may not calculate due to rounding):

	2017	% of total revenues	2016	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$29,092	78%	$31,996	88%	$(2,904)	(9)%
Advertising	7,969	21	3,766	11	4,203	112
Other revenues	280	1	485	1	(205)	(42)
Total revenues	37,341	100	36,247	100	1,094	3
Cost of revenues	24,430	66	22,612	62	1,818	8
Gross profit	12,911	34	13,635	38	(724)	(5)
Operating expenses:
Sales and marketing	3,763	10	5,677	16	(1,914)	(34)
Technology support	3,253	9	4,188	12	(935)	(22)
General and administrative	3,482	9	3,373	9	109	3
Depreciation and amortization	1,229	3	1,286	3	(57)	(4)
Litigation settlements	(25)	—	(5)	—	(20)	400
Total operating expenses	11,702	31	14,519	40	(2,817)	(19)
Operating income (loss)	1,209	3	(884)	(2)	2,093	237
Interest and other income (expense), net	(100)	—	(224)	(1)	124	(55)
Income (loss) before income tax provision (benefit)	1,109	3	(1,108)	(3)	2,217	200
Income tax provision (benefit)	625	2	(432)	(1)	1,057	245
Net income (loss)	$484	1%	$(676)	(2%)	$1,160	172%

Leads.  Lead fees revenues decreased $2.9 million, or 9%, in the first quarter of 2017 compared to the first quarter of 2016 primarily as a result of the disposal of our specialty finance leads product and the effects of the elimination of poor quality traffic during 2016 from the Dealix/Autotegrity acquisition in May 2015.

Advertising. Advertising revenues increased $4.2 million, or 112%, in the first quarter of 2017 compared to the first quarter of 2016 as a result of an increase in click revenue due to increased click volume and pricing.

Other Revenues.  Other revenues consist primarily of revenues from our mobile products and revenues from our Reseller Agreement with SaleMove. Other revenues decreased to $0.3 million in the first quarter of 2017 from $0.5 million in the first quarter of 2016 primarily due to the discontinuation of a Manufacturer’s brand utilizing other Company products.

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

Cost of revenues increased $1.8 million, or 8%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to increased traffic acquisition costs associated with both lead and click volume offset by a decrease in cost of revenues associated with the specialty finance divestiture effective December 31, 2016.

Sales and Marketing.  Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the first quarter of 2017 decreased $1.9 million, or 34%, compared to the first quarter of 2016 due primarily to non-recurring severance related expenses in the first quarter of 2016.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the first quarter of 2017 decreased by $0.9 million, or 22%, compared to the first quarter of 2016 due primarily to non-recurring severance related expenses in the first quarter of 2016.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first quarter of 2017 was relatively flat from the first quarter of 2016.

Depreciation and Amortization.  Depreciation and amortization expense in the first quarter of 2017 decreased $57,000 to $1.2 million compared to $1.3 million in the first quarter of 2016 primarily due to normal amortization.

Litigation Settlements.  Payments received primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery were $25,000 for the first quarter of 2017 compared to $5,000 in the first quarter of 2016.

Interest and Other Income (Expense), Net.  Interest and other expense was $0.1 million for the first quarter of 2017 compared to $0.2 million in the first quarter of 2016.  Interest expense decreased to $203,000 in the first quarter of 2017 from $230,000 in the first quarter of 2016 primarily due to a decreased balance on our term loans.

Income Taxes. Income tax expense was $0.6 million in the first quarter of 2017 compared to income tax benefit of $0.4 million in the first quarter of 2016.  Income tax expense for the first quarter of 2017 differed from the federal statutory rate primarily due to state income taxes and discrete items.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$3,462	$1,560
Net cash used in investing activities	(163)	(899)
Net cash used in financing activities	(2,168)	(627)

Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $39.6 million as of March 31, 2017 compared to $38.5 million as of December 31, 2016.

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

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the three months ended March 31, 2017 of $3.5 million resulted primarily from net income of $0.5 million, as adjusted for non-cash charges.  We also had net decreases in working capital, driven by a decrease in accounts payable of $2.5 million and cash used to reduce accrued liabilities of $2.9 million primarily related to the payment of annual incentive compensation amounts accrued in 2016 and paid in the first three months of 2017 offset by a decrease in our accounts receivable balance related to the timing of payments received.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities was $0.2 million in the three months ended March 31, 2017 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net cash used in investing activities was $0.9 million in the three months ended March 31, 2016 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net Cash Used In Financing Activities.  Net cash used in financing activities of $2.2 million primarily related to payments of $2.6 million made against the term loan borrowings in the first three months of 2017. In addition, stock options for 58,959 shares of the Company’s common stock were exercised in the first three months of 2017 resulting in $0.5 million cash inflow.

Net cash used in financing activities primarily related to payments of $1.3 million made against the term loan borrowings in the first three months of 2016. In addition, stock options for 53,839 shares of the Company’s common stock were exercised in the first three months of 2016 resulting in $0.7 million cash inflow.

Off-Balance Sheet Arrangements

At March 31, 2017, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three months ended March 31, 2017 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2016 Form 10-K.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits

2.1‡
Asset Purchase and Sale Agreement dated as of December 19, 2016 by and among Autobytel, Car.com, Inc., a Delaware corporation, and Internet Brands, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2016 (SEC File No. 001-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated August 14, 2001, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 001-34761); and Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 3, 2013, which is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761); and Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of Autobytel Inc. dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.1 to the October 2015 Form 8-K

3.2
Sixth Amended and Restated Bylaws of Autobytel Inc. dated April 13, 2017, which is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761)

4.1
Form of Common Stock Certificate of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761), and as amended by Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1‡
Transitional License and Linking Agreement, made as of January 1, 2017, by and among Internet Brands, Inc., a Delaware corporation, Car.com, Inc., a Delaware corporation, and Autobytel, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 6, 2017 (SEC File No. 001-34761)

10.2
Amended and Restated Stockholder Agreement dated as of October 1, 2015 by and among Autobytel, Auto Holdings Ltd., a British Virgin Islands business company, Manatee Ventures Inc., a British Virgin Islands business company, Galeb3 Inc.,  a Florida corporation, Matías de Tezanos, and José Vargas, and the other parties set forth on the signature pages thereto, which is incorporated herein by reference to Exhibit 10.2 to the October 2015 Form 8-K, as amended by Second Amended and Restated Stockholder Agreement dated as of October 19, 2016, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 21, 2016 (SEC File No. 001-34761), as amended by Third Amended and Restated Stockholder Agreement dated as of November 30, 2016, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 2, 2016 (SEC File No. 001-34761), and as amended by Fourth Amended and Restated Stockholder Agreement dated as of March 1, 2017, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2017 (SEC File No. 001-34761)

10.3*	Amendment No. 17 dated April 14, 2017 to the Lease Agreement dated April 3, 1997 between GFE MacArthur Investments, LLC, as successor-in-interest to TFP Partners, and Autobytel

10.4	Memorandum dated January 31, 2017, amending Letter Agreement dated October 10, 2006 between Autobytel and Glenn E. Fuller, which is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the Year Ended of December 31, 2016 filed with the SEC on March 9, 2017 (SEC File No. 001-34761) (“2016 Form 10-K”)

10.5
Stock Memorandums dated January 22, 2016 and January 31, 2017, amending Letter Agreement dated August 6, 2004 between Autobytel and Wesley Ozima, which is incorporated herein by reference to Exhibit 10.16 to the 2016 Form 10-K

10.6
Employment Offer Letter dated February 14, 2014 between Autobytel and Taren Peng, as amended by Memorandum dated January 31, 2017, which is incorporated herein by reference to Exhibit 10.49 to the 2016 Form 10-K

10.7
Amended and Restated Letter Agreement dated April 24, 2013 between Autobytel and John Skocilic Jr., as amended by Memorandum dated January 22, 2016 and Memorandum dated January 31, 2017, which is incorporated herein by reference to Exhibit 10.16 to the 2016 Form 10-K

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

AUTOBYTEL INC.

Date: May 4, 2017	By:	/s/ Kimberly S. Boren
Kimberly S. Boren
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 4, 2017	By:	/s/ Wesley Ozima
Wesley Ozima
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1‡
Asset Purchase and Sale Agreement dated as of December 19, 2016 by and among Autobytel, Car.com, Inc., a Delaware corporation, and Internet Brands, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2016 (SEC File No. 001-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated August 14, 2001, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 001-34761); and Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 3, 2013, which is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761); and Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of Autobytel Inc. dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2015 (SEC File No. 001-34761) (“October 2015 Form 8-K”)

3.2
Sixth Amended and Restated Bylaws of Autobytel Inc. dated April 13, 2017, which is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761) (“April 2017 Form 8-K”)

4.1
Form of Common Stock Certificate of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761), and as amended by Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the April 2017 Form 8-K

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1‡
Transitional License and Linking Agreement, made as of January 1, 2017, by and among Internet Brands, Inc., a Delaware corporation, Car.com, Inc., a Delaware corporation, and Autobytel, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 6, 2017 (SEC File No. 001-34761)

10.2
Amended and Restated Stockholder Agreement dated as of October 1, 2015 by and among Autobytel, Auto Holdings Ltd., a British Virgin Islands business company, Manatee Ventures Inc., a British Virgin Islands business company, Galeb3 Inc.,  a Florida corporation, Matías de Tezanos, and José Vargas, and the other parties set forth on the signature pages thereto, which is incorporated herein by reference to Exhibit 10.2 to the October 2015 Form 8-K, as amended by Second Amended and Restated Stockholder Agreement dated as of October 19, 2016, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 21, 2016 (SEC File No. 001-34761), as amended by Third Amended and Restated Stockholder Agreement dated as of November 30, 2016, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 2, 2016 (SEC File No. 001-34761), and as amended by Fourth Amended and Restated Stockholder Agreement dated as of March 1, 2017, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2017 (SEC File No. 001-34761)

10.3*	Amendment No. 17 dated April 14, 2017 to the Lease Agreement dated April 3, 1997 between GFE MacArthur Investments, LLC, as successor-in-interest to TFP Partners, and Autobytel

10.4
Letter Agreement dated October 10, 2006 between Autobytel and Glenn E. Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009, which are incorporated herein by reference to Exhibit 10.77 to the Annual Report on Form 10-K for the Year Ended December 31, 2008 filed with the SEC on March 13, 2009 (SEC File No. 000-22239) (“2008 Form 10-K”); and Memorandum dated January 31, 2017, amending Letter Agreement dated October 10, 2006 between Autobytel and Glenn E. Fuller, which is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the Year Ended of December 31, 2016 filed with the SEC on March 9, 2017 (SEC File No. 001-34761) (“2016 Form 10-K”)

10.5
Stock Letter Agreement dated August 6, 2004 between Autobytel and Wesley Ozima, as amended by Memorandum dated March 1, 2009, which are incorporated herein by reference to Exhibit 10.81 to the 2008 Form 10-K; and Memorandums dated January 22, 2016 and January 31, 2017, amending Letter Agreement dated August 6, 2004 between Autobytel and Wesley Ozima, which is incorporated herein by reference to Exhibit 10.16 to the 2016 Form 10-K

10.6
Employment Offer Letter dated February 14, 2014 between Autobytel and Taren Peng, as amended by Memorandum dated January 31, 2017, which is incorporated herein by reference to Exhibit 10.49 to the 2016 Form 10-K

10.7
Amended and Restated Letter Agreement dated April 24, 2013 between Autobytel and John Skocilic Jr., as amended by Memorandum dated January 22, 2016 and Memorandum dated January 31, 2017, which is incorporated herein by reference to Exhibit 10.51 to the 2016 Form 10-K

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