Form 10-Q
period 2017-06-30
AUTOBYTEL INC
filed 2017-08-03
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

As of July 31, 2017, there were 12,868,769 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$44,555	$38,512
Short-term investment	252	251
Accounts receivable, net of allowances for bad debts and customer credits of $889 and $1,015 at June 30, 2017 and December 31, 2016, respectively	25,219	33,634
Deferred tax asset	—	4,669
Prepaid expenses and other current assets	1,449	901
Total current assets	71,475	77,967
Property and equipment, net	4,504	4,430
Investments	680	680
Intangible assets, net	21,035	23,783
Goodwill	42,821	42,821
Long-term deferred tax asset	25,832	14,799
Other assets	694	801
Total assets	$167,041	$165,281
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,491	$9,764
Accrued employee-related benefits	2,065	4,530
Other accrued expenses and other current liabilities	7,498	8,315
Current portion of term loan payable	4,125	6,563
Total current liabilities	22,179	29,172
Convertible note payable	1,000	1,000
Long-term portion of term loan payable	6,000	7,500
Borrowings under revolving credit facility	8,000	8,000
Total liabilities	37,179	45,672
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Series B Preferred stock, none and 168,007 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 12,868,769 and 11,012,625 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	13	11
Additional paid-in capital	352,979	350,022
Accumulated deficit	(223,130)	(230,424)
Total stockholders’ equity	129,862	119,609
Total liabilities and stockholders’ equity	$167,041	$165,281

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Lead fees	$26,347	$30,508	$55,439	$62,504
Advertising	7,999	5,275	15,967	9,041
Other revenues	245	365	526	850
Total revenues	34,591	36,148	71,932	72,395
Cost of revenues	23,955	22,227	48,385	44,839
Gross profit	10,636	13,921	23,547	27,556
Operating expenses:
Sales and marketing	3,229	4,384	6,992	10,061
Technology support	3,188	3,645	6,441	7,832
General and administrative	2,791	3,686	6,273	7,059
Depreciation and amortization	1,201	1,254	2,430	2,540
Litigation settlements	(25)	4	(50)	(1)
Total operating expenses	10,384	12,973	22,086	27,491

Operating income	252	948	1,461	65
Interest and other income (expense), net	(96)	(213)	(196)	(437)
Income (loss) before income tax provision (benefit)	156	735	1,265	(372)
Income tax provision (benefit)	(166)	305	459	(127)
Net income (loss) and comprehensive income (loss)	$322	$430	$806	$(245)

Basic earnings (loss) per common share	$0.03	$0.04	$0.07	$(0.02)

Diluted earnings (loss) per common share	$0.02	$0.03	$0.06	$(0.02)

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$806	$(245)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,663	3,620
Provision for bad debts	76	141
Provision for customer credits	7	340
Share-based compensation	1,955	2,230
Loss on disposal of assets	7	—
Change in deferred tax asset	124	(521)
Changes in assets and liabilities:
Accounts receivable	8,332	(995)
Prepaid expenses and other current assets	(548)	280
Other assets	106	116
Accounts payable	(1,273)	2,214
Accrued expenses and other current liabilities	(3,282)	(1,037)
Non-current liabilities	—	25
Net cash provided by operating activities	9,973	6,168
Cash flows from investing activities:
Investment in GoMoto	—	(375)
Purchases of property and equipment	(996)	(1,466)
Net cash used in investing activities	(996)	(1,841)
Cash flows from financing activities:
Payments on term loan borrowings	(3,938)	(2,625)
Proceeds from exercise of stock options	1,004	1,467
Payment of contingent fee arrangement	—	(25)
Net cash used in financing activities	(2,934)	(1,183)
Net increase in cash and cash equivalents	6,043	3,144
Cash and cash equivalents, beginning of period	38,512	23,993
Cash and cash equivalents, end of period	$44,555	$27,137

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$445	$155
Cash paid for interest	$558	$450

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOBYTEL INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations

Autobytel Inc. (“Autobytel” or the “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through its programs for online lead referrals, Dealer marketing products and services, online advertising and consumer  traffic referral programs and mobile products.

The Company’s consumer-facing automotive websites (“Company Websites”), including its flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Leads”).

Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”).  Our AutoWeb® consumer traffic referral product provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers are conducting online research on a Company Website or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of our Dealer, Manufacturer or advertising customers.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol ABTL.

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Autobytel has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The consolidated condensed statements of operations and comprehensive income (loss) and cash flows for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2016 Form 10-K.  Certain prior period amounts have been reclassified to conform to the current period’s presentation.

3.  Recent Accounting Pronouncements

Issued but not yet adopted by the Company

 Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  In April 2016, ASU No. 2016-10, “Identifying Performance Obligations and Licensing” was issued.  This ASU clarifies i) the identification of performance obligations and, ii) licensing implementation guidance as it relates to Topic 606, Revenue from Contracts with Customers.  In May 2016, ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” was issued.  This ASU addresses certain issues as it relates to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as it relates to Topic 606, Revenue from Contracts with Customers.  This ASU and related amendments are effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein. The Company is continuing to evaluate the effect this guidance will have on the consolidated financial statements, including the method of adoption and the impact to recognition of revenue related to certain revenue streams. We are also continuing to analyze new disclosure requirements under ASC 2014-09 and its significance to the consolidated financial statements.

Accounting Standards Codification 842 “Leases.”  In February 2016, ASU No. 2016-02, “Leases (Topic 842)” was issued.  This ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases of terms more than 12 months.  The ASU will require both capital and operating leases to be recognized on the balance sheet.  Qualitative and quantitative disclosures will also be required to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects this standard will have a material effect on our financial statements due to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate and equipment operating leases. The Company is continuing to evaluate the effect this guidance will have on the consolidated financial statements and related disclosures.

Accounting Standards Codification 805 “Business Combinations.”  In January 2017, ASU No. 2017-01, “Clarifying the Definition of a Business” was issued.  This ASU provides a more robust framework to use in determining when a set of assets and activities is a business.  The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those periods.  The Company does not believe this ASU will have a material effect on the consolidated financial statements and related disclosures.

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

Accounting Standards Codification 718 “Compensation – Stock Compensation.”  In May 2017, ASU No. 2017-09, “Scope of Modification Accounting” was issued.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should apply this ASU on a prospective basis for an award modified on or after the adoption date for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe this ASU will have a material effect on the consolidated financial statements and related disclosures.

Recently adopted by the Company

Accounting Standards Codification 740 “Income Taxes.” In November 2015, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” was issued.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this update apply to all entities that present a classified statement of financial position.  The Company adopted this ASU prospectively in the six months ended June 30, 2017 and reclassified $4.7 million of current deferred tax assets to long-term deferred tax assets. Prior periods were not retrospectively adjusted.

Accounting Standards Codification 323 “Investments-Equity Method and Joint Ventures.”  In March 2016, ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting” was issued.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Thus, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The Company adopted this ASU in the six months ended June 30, 2017 and it did not have a material effect on the consolidated financial statements.

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

The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. ASU 2016-09 requires recognition of excess tax benefits and tax deficiencies in the income statement on a prospective basis. For the six months ended June 30, 2017, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. Income tax benefit of approximately $32,000 was recognized in the six months ended June 30, 2017 as a result of the adoption of ASU 2016-09.

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

  Accounting Standards Codification 230 “Statement of Cash Flows.”  In August 2016, ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” was issued.  This ASU provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice for those issues.  The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company early adopted this ASU in the six months ended June 30, 2017 and it did not have a material effect on the consolidated financial statements.

Accounting Standards Codification 810 “Consolidation.”  In October 2016, ASU No. 2016-17, “Interests Held through Related Parties That Are Under Common Control” was issued.  This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted this ASU in the six months ended June 30, 2017 and it did not have a material effect on the consolidated financial statements.

4.  Disposal of Specialty Finance Leads Product

On December 19, 2016, Autobytel and Car.com, Inc., a wholly owned subsidiary of Autobytel (“Car.com”), entered into an Asset Purchase and Sale Agreement, by and among Autobytel, Car.com, and Internet Brands, Inc., a Delaware corporation (“Internet Brands”), pursuant to which Internet Brands acquired substantially all of the assets of the automotive specialty finance leads group of Car.com (“Acquired Group”). The transaction was completed effective as of December 31, 2016. The transaction consideration consisted of $3.2 million in cash paid at closing and $1.6 million to be paid over a five-year period pursuant to a Transitional License and Linking Agreement (“License Agreement”). The Company recorded a gain on sale of approximately $2.2 million in connection with the transaction in December 2016.

In connection with the transaction, Internet Brands, Car.com and Autobytel entered into the License Agreement pursuant to which Car.com and Autobytel will provide to Internet Brands certain transition services and arrangements. Pursuant to the License Agreement, (i) Internet Brands will pay Autobytel $1.6 million in fees over the five-year term of the License Agreement, and (ii) Car.com will (1) grant Internet Brands a limited, non-exclusive, non-transferable license to use the Car.com logo and name solely for sales and marketing purposes in Internet Brand’s automotive specialty finance leads business; and (2) provide certain redirect linking of consumer traffic from the Acquired Group’s current specialty finance leads application forms to a landing page designated by Internet Brands. The Company received $0.2 million during the six months ended June 30, 2017 related to the License Agreement.

The disposal of the automotive specialty finance leads product did not qualify for presentation and disclosure as a discontinued operation because it did not represent a strategic shift that had or will have a major effect on the Company’s operations. The pretax profit of the finance leads product for the three and six months ended June 30, 2016 was $0.1 million and $0.2 million, respectively.

 5.   Net Earnings (Loss) Per Share and Stockholders’ Equity

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants, common shares issuable upon conversion of convertible notes and unvested restricted stock.  The following are the share amounts utilized to compute the basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic Shares:
Weighted average common shares outstanding	11,259,472	10,711,404	11,143,313	10,672,656
Weighted average unvested restricted stock	(110,440)	(118,773)	(113,536)	(121,887)
Basic Shares	11,149,032	10,592,631	11,029,777	10,550,769

Diluted Shares:
Basic shares	11,149,032	10,592,631	11,029,777	10,550,769
Weighted average dilutive securities	662,876	1,022,654	690,373	—
Incremental shares from convertible preferred stock	1,532,371	1,680,070	1,605,813	—
Diluted Shares	13,344,279	13,295,355	13,325,963	10,550,769

For the three and six months ended June 30, 2017, weighted average dilutive securities included dilutive options, restricted stock awards and incremental shares issued in connection with the AutoWeb acquisition that converted in the six months ended June 30, 2017. For the three months ended June 30, 2016, weighted average dilutive securities included dilutive options, restricted stock awards, the warrant issued in connection with the acquisition of AutoUSA, LLC (“AutoUSA”) and shares of Series B Preferred Stock issued in connection with the AutoWeb, Inc. (“AutoWeb”) acquisition prior to conversion.

For both the three and six months ended June 30, 2017, 2.8 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share. For the three and six months ended June 30, 2016, 1.8 million and 4.5 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively.

On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of the Company’s Common Stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of the Company’s Common Stock.  The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  The Company may repurchase Common Stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  The Company funded repurchases and anticipates that the Company would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings and other legal, regulatory and corporate considerations at the Company’s sole discretion.  The impact of repurchases on the Company’s Tax Benefit Preservation Plan, as amended, and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, is also a factor that the Company considers in connection with share repurchases.  As of June 30, 2017, $1.2 million remains available for repurchase under the program. No shares were repurchased in the three and six months ended June 30, 2017 and June 30, 2016, respectively.

On June 22, 2017, the Company obtained stockholder approval for the issuance of shares of Common Stock upon (i) the conversion of the Company’s outstanding Series B Junior Participating Convertible Preferred Stock, par value $0.001 per share, (“Series B Preferred Stock”); and (ii) the conversion of shares of Series B Preferred Stock issued upon exercise of AutoWeb Warrant (described below). Upon obtaining stockholder approval for the conversion, each share of Series B Preferred Stock outstanding was automatically converted into 10 shares of Common Stock, which resulted in the outstanding shares of Series B Preferred Stock being converted into 1,680,070 shares of Common Stock, and the AutoWeb Warrant converted into warrants to acquire up to 1,482,400 shares of Common Stock.

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

The warrant to purchase up to 148,240 shares of Series B Preferred Stock issued in connection with the acquisition of AutoWeb, Inc. (“AutoWeb Warrant”) was valued at $1.72 per share for a total value of $2.5 million.  The Company used an option pricing model to determine the value of the AutoWeb Warrant.  Key assumptions used in valuing the AutoWeb Warrant are as follows: risk-free rate of 1.9%, stock price volatility of 74.0% and a term of 7.0 years.  The AutoWeb Warrant was valued based on long-term stock price volatilities of the Company’s Common Stock.  On June 22, 2017, the Company received stockholder approval which resulted in the automatic conversion of the AutoWeb Warrant into warrants to acquire up to 1,482,400 shares of Common Stock at an exercise price of $18.45 per share of Common Stock. The AutoWeb Warrant becomes exercisable on October 1, 2018, subject to the following vesting conditions: (i) with respect to the first one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date of the AutoWeb Warrant the weighted average closing price of the Common Stock for the preceding 30 trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations of the Common Stock occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the warrant shares, if at any time after the issuance date of the AutoWeb Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $45.00.  The AutoWeb Warrant expires on October 1, 2022.

 6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operation and Comprehensive Income (Loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Share-based compensation expense:
Cost of revenues	$19	$14	$39	$28
Sales and marketing [1]	402	341	814	974
Technology support [2]	134	98	262	429
General and administrative	389	418	841	807
Share-based compensation costs	944	871	1,956	2,238

Amount capitalized to internal use software	—	5	1	8
Total share-based compensation costs	$944	$866	$1,955	$2,230

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

Service-Based Options.  The Company granted the following service-based options for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Number of service-based options granted	54,000	62,500	373,250	491,400
Weighted average grant date fair value	$6.56	$6.75	$6.86	$7.94
Weighted average exercise price	$13.05	$14.18	$13.70	$16.75

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period and vesting may be accelerated in the event of a change in control of the Company.

Market Condition Options.  On January 21, 2016, the Company granted 100,000 stock options to its chief executive officer with an exercise price of $17.09 and grant date fair value of $1.47 per option, using a Monte Carlo simulation model (“CEO Market Condition Options”).   The CEO Market Condition Options were previously valued at $2.94 per option but were revalued when the requisite stockholder approval for the Company’s Amended and Restated 2014 Equity Incentive Plan was obtained in June 2016. The CEO Market Condition Options are subject to both stock price-based and service-based vesting requirements that must be satisfied for the CEO Market Condition Options to vest and become exercisable. The CEO Market Condition Options provide that the stock price-based vesting condition will be met (i) with respect to the first one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date of the CEO Market Condition Options the Weighted Average Closing Price is at or above $30.00; (ii) with respect to the second one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $45.00. With respect to any of the CEO Market Condition Options for which the stock price-based requirements are met, these options are also subject to the following service-based vesting schedule: (i) thirty-three and one-third percent (33 1/3%) of these options vested on January 21, 2017 and (ii) one thirty-sixth (1/36th) of these options will vest on each successive monthly anniversary thereafter for the following twenty-four months ending on January 21, 2019. None of the stock-price based vesting requirements have been met as of June 30, 2017. The CEO Market Condition Options expire on January 21, 2023.

Stock option exercises.  The following stock options were exercised during the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Number of stock options exercised	117,115	104,634	176,074	158,473
Weighted average exercise price	$4.67	$7.35	$5.70	$9.26

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Dividend yield	—	—	—	—
Volatility	62%	59%	61%	58%
Risk-free interest rate	1.7%	1.1%	1.8%	1.3%
Expected life (years)	4.4	4.4	4.4	4.4

Upon adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” the Company elected to estimate the number of forfeitures.

Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) on April 23, 2015 in connection with the promotion of one of its executive officers.  Of the 125,000 RSAs, 25,000 were service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  Forfeiture restrictions lapsed on 8,333 shares of restricted stock on April 23, 2016 and April 23,2017, respectively. This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based restricted stock.  The shares are subject to forfeiture upon the earlier of (such earliest date being referred to as the “Termination Date”) (i) a termination of the executive officer’s employment with the Company; (ii) March 31, 2018; and (iii) other events of forfeiture set forth in the award agreement, subject to the following: (i) the forfeiture restrictions with respect to 50,000 of the restricted shares will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $30.00 per share, and (ii) the forfeiture restrictions with respect to any of the restricted shares that remain subject to forfeiture restrictions will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $45.00 per share.  None of the forfeiture restrictions on the performance-based restricted stock awards lapsed during the three and six months ended June 30, 2017.

7. Investments

 The Company’s investments at June 30, 2017 and December 31, 2016 consisted primarily of investments in privately-held SaleMove, Inc., a Delaware corporation (“SaleMove”), and GoMoto, Inc., a Delaware corporation (“GoMoto”).

In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which Autobytel invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares are classified as a long-term investment on the consolidated balance sheet as of June 30, 2017.

In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove will equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  SaleMove advances are repaid to the Company from SaleMove’s share of net revenues and expenses from the Reseller Agreement.  As of June 30, 2017, the net advances due from SaleMove totaled $475,000 and are recorded as an other long-term asset on the Unaudited Consolidated Condensed Balance Sheets.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000, respectively, in GoMoto in the form of convertible promissory notes (“GoMoto Notes”).  The GoMoto Notes accrue interest at an annual rate of 4.0% and are due and payable in full on or after October 28, 2017 upon demand or at GoMoto’s option ten days’ written notice unless converted prior to the maturity date.  The GoMoto Notes will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to the maturity date of the convertible note. As of June 30, 2017, the Company maintains a reserve of $0.8 million related to the GoMoto Notes and related interest receivable because the Company believes the amounts may not be recoverable.

8. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Computer software and hardware	$12,106	$12,027
Capitalized internal use software	5,467	5,359
Furniture and equipment	1,619	1,332
Leasehold improvements	1,422	1,139
	20,614	19,857
Less—Accumulated depreciation and amortization	(16,110)	(15,427)
Property and Equipment, net	$4,504	$4,430

The Company periodically reviews the value of long-lived assets to determine if there are any impairment indicators.  The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the Company’s long-lived assets.  If such indicators exist, the Company evaluates the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Should the carrying amount of an asset exceed its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of the fair value of these assets using an undiscounted cash flow model, which includes assumptions and estimates.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Subaru, Toyota, Volkswagen and Volvo), Media.net Advertising and General Motors. During the first six months of 2017, approximately 30% of the Company’s total revenues was derived from these three customers, and approximately 38%, or $10.0 million of gross accounts receivables, related to these three customers at June 30, 2017. During the first six months of 2016, approximately 27% of the Company’s total revenues was derived from General Motors, Urban Science Applications and Ford Direct, and approximately 43%, or $12.8 million of gross accounts receivables, related to these three customers at June 30, 2016.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.  The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		June 30, 2017			December 31, 2016
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	3 – 6 years	$5,519	$(3,322)	$2,197	$9,294	$(6,756)	$2,538
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2 - 10 years	19,563	(9,004)	10,559	19,563	(7,454)	12,109
Employment/non-compete agreements	1-5 years	1,510	(1,449)	61	1,510	(1,273)	237
Developed technology	5-7 years	8,955	(2,937)	6,018	8,955	(2,256)	6,699
		$36,847	$(18,012)	$18,835	$40,622	$(19,039)	$21,583

		June 30, 2017			December 31, 2016
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademark	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Unaudited Consolidated Condensed Statements of Operations.  Amortization expense was $1.4 million and $2.7 million for the three and six months ended June 30, 2017, respectively. Amortization expense was $1.4 million and $2.8 million for the three and six months ended June 30, 2016, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense
(in thousands)
2017	$2,618
2018	5,028
2019	3,655
2020	2,224
2021	2,116
2022	1,518
Thereafter	1,676
$18,835

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record impairment related to goodwill as of June 30, 2017 and December 31, 2016.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued employee-related benefits	$2,065	$4,530
Other accrued expenses and other current liabilities:
Other accrued expenses and current liabilities	7,016	7,849
Amounts due to customers	482	466
Total other accrued expenses and other current liabilities	7,498	8,315

Total accrued expenses and other current liabilities	$9,563	$12,845

Convertible Notes Payable.  In connection with the acquisition of AutoUSA, the Company issued a convertible subordinated promissory note for $1.0 million (“AutoUSA Note”) to AutoNationDirect.com, Inc.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company’s outside valuation consultants in valuing the AutoUSA Note included a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019.  The holder of the AutoUSA Note may at any time convert all or any part, but at least 30,600 shares, of the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

9. Credit Facility

The Company and MUFG Union Bank, N.A. (“Union Bank”), have entered into a Loan Agreement dated February 26, 2013, as amended on September 10, 2013, January 13, 2014, May 20, 2015, June 1, 2016 and June 28, 2017 (the original Loan Agreement, as amended to date, is referred to collectively as the “Credit Facility Agreement”).  The Credit Facility Agreement provides for (i) a $9.0 million term loan (“Term Loan 1”); (ii) a $15.0 million term loan (“Term Loan 2”); and (iii) an $8.0 million working capital revolving line of credit (“Revolving Loan”).

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank’s Reference Rate (prime rate) minus 0.50% or (ii) the London Interbank Offering Rate (“LIBOR”) plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of June 30, 2017 was $1.1 million and is classified as a current liability on the Unaudited Consolidated Condensed Balance Sheets.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) LIBOR plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of 0.10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020. Pursuant to the Fifth Amendment to the Loan Credit Facility Agreement dated as of June 28, 2017, (i) the maturity date of the Revolving Loan was extended from April 30, 2018 to January 5, 2021 and (ii) the maturity date of the Standby Letter of Credit Sublimit under the Revolving Loan was extended from April 30, 2019 to January 5, 2022. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of June 30, 2017 were $9.0 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of June 30, 2017.

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

 11. Income Taxes

The Company has adopted the provisions of ASU 2016-09 as of January 1, 2017 which requires recognition through opening retained earnings of any pre-adoption date net operating loss (“NOL”) carryforwards from nonqualified stock options and other employee share-based payments (e.g., restricted shares and share appreciation rights), as well as recognition of all income tax effects from share-based payments arising on or after January 1, 2017 in income tax expense. As a result, the Company has recognized through opening retained earnings $18.4 million of pre-adoption date NOL carryforwards with remaining carryforward periods of at least seven years (the corresponding deferred tax asset is $6.5 million). No valuation allowance is needed as the newly recognized NOL is considered more likely than not realizable given that it has sufficient positive sources of taxable income including continued profitability and utilization of NOLs, taxable reversing temporary differences and reliable forecast of income.

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

The Company’s effective tax rate for the three and six months ended June 30, 2017 differed from the U.S. federal statutory rate primarily due to state income taxes and tax deficiencies from stock-based compensation.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of June 30, 2017, all of which, if subsequently recognized, would have affected the Company’s tax rate.

As of June 30, 2017 and December 31, 2016, the total balance of accrued interest and penalties related to uncertain tax positions was zero.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense (benefit) for the three and six months ended June 30, 2017 and June 30, 2016.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

Overview

We are an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online lead referrals, Dealer marketing products and services, online advertising and consumer traffic referral programs and mobile products.

Our consumer-facing automotive websites (“Company Websites”), including our flagship website Autobytel.com®, provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Leads”).  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”). Our AutoWeb® consumer traffic referral product provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers are conducting online research on a Company Website or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of our Dealer, Manufacturer or advertising customers.

Our business, results of operations and financial condition are impacted by the volume and quality of our Leads. We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  Our Manufacturer and wholesale customers each match the Leads we deliver to our customers against vehicle sales to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to these customers.  Autobytel also obtains vehicle registration data from a third party provider. This information, together with our internal analysis allows us to estimate the buy rates for the consumers who submitted the Internally Generated Leads and Non-Internally Generated Leads that we delivered to our customers, and based on these estimates, to estimate an industry average buy rate. Based on the most current information and our internal analysis, we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 17%.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

The paid search field has become more complex, with many of our paid traffic partners moving towards audience expansion marketing. During the quarter ended June 30, 2017, we identified that some of these audience expansions were not converting to automotive purchases at a range of close rates acceptable to us. This led us to halt these traffic campaigns in the second quarter. We are actively working to implement solutions, and have already begun to rebuild our original high-quality traffic stream. We are also continually looking to expand our methods and sources of traffic generation for both Leads and clicks, and are constantly using close rate data to identify if these new sources of traffic are performing to our high quality standards. Given the actions we are taking to address these traffic issues, and the widely accepted expectation for auto sales to decline in 2017, we expect to continue to experience an impact to revenue and margins at least for the remainder of the year ending December 31, 2017.

For the three and six months ended June 30, 2017 our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic and market factors, conditions in the automotive industry, the market for Leads and the market for advertising services, including, but not limited to, the following:

●
Vehicle pricing.
●
Purchase, lease and financing incentives for vehicles.
●
The expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties.
●
The impact of fuel prices on demand for the number and types of vehicles.
●
Increases or decreases in the number of retail Dealers or in the number of wholesale customers in our customer base.
●
The shift in the mix of our customers from retail customers (that purchase our products and services at higher margins) to wholesale customers (that purchase our products and services at lower margins).
●
The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and the resulting impact on pricing, Lead quality and margins.
●
Volatility in spending by Manufacturers and others in their marketing budgets and allocations.
●
The impact of competition and consolidation in the online automotive consumer referral industry.
●
The effect of changes in transportation policies and the desire or need by consumers to lease or purchase vehicles, including the increase in transportation options that do not involve or require the lease, purchase or use of vehicles.
●
The increased focus in the automotive industry on sales of used vehicles, and our increasing investment in our used vehicle products and services to address this industry shift.
●
The effect of unemployment on the number of vehicles purchased.

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table sets forth certain statement of operations data for the three-month periods ended June 30, 2017 and 2016 (certain amounts may not calculate due to rounding):

	2017	% of total revenues	2016	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$26,347	76%	$30,508	84%	$(4,161)	(14)%
Advertising	7,999	23	5,275	15	2,724	52
Other revenues	245	1	365	1	(120)	(33)
Total revenues	34,591	100	36,148	100	(1,557)	(4)
Cost of revenues	23,955	69	22,227	61	1,728	8
Gross profit	10,636	31	13,921	39	(3,285)	(24)
Operating expenses:
Sales and marketing	3,229	9	4,384	12	(1,155)	(26)
Technology support	3,188	9	3,645	10	(457)	(13)
General and administrative	2,791	8	3,686	10	(895)	(24)
Depreciation and amortization	1,201	4	1,254	4	(53)	(4)
Litigation settlements	(25)	—	4	—	(29)	(725)
Total operating expenses	10,384	30	12,973	36	(2,589)	(20)
Operating income	252	1	948	3	(696)	(73)
Interest and other income (expense), net	(96)	—	(213)	(1)	117	(55)
Income (loss) before income tax provision (benefit)	156	1	735	2	(579)	(79)
Income tax provision (benefit)	(166)	—	305	1	(471)	(154)
Net income (loss)	$322	1%	$430	1%	$(108)	(25)%

Leads.  Lead fees revenues decreased $4.2 million, or 14%, in the second quarter of 2017 compared to the second quarter of 2016 primarily as a result of the disposal of our specialty finance leads product, the effects of the elimination of poor quality traffic during 2016 from the Dealix/Autotegrity acquisition in May 2015, and soft supply of high quality new car leads in the second quarter of 2017.

Advertising. Advertising revenues increased $2.7 million, or 52%, in the second quarter of 2017 compared to the second quarter of 2016 as a result of an increase in click revenue due to increased click volume and pricing.

Other Revenues.  Other revenues consist primarily of revenues from our mobile products and revenues from our Reseller Agreement with SaleMove. Other revenues decreased to $0.2 million in the second quarter of 2017 from $0.4 million in the second quarter of 2016 primarily due to lower customer utilization of the mobile product.

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

Cost of revenues increased $1.7 million, or 8%, in the second quarter of 2017 compared to the second quarter of 2016 primarily due to increased traffic acquisition costs associated with both lead and click volume offset by a decrease in cost of revenues associated with the specialty finance divestiture effective December 31, 2016.

 Sales and Marketing.  Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the second quarter of 2017 decreased $1.2 million, or 26%, compared to the second quarter of 2016 due primarily to lower headcount related costs.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the second quarter of 2017 decreased by $0.5 million, or 13%, compared to the second quarter of 2016 due primarily to lower headcount related costs.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the second quarter of 2017 decreased by $0.9 million, or 24%, from the second quarter of 2016 due to lower headcount related costs.

Depreciation and Amortization.  Depreciation and amortization expense in the second quarter of 2017 decreased $53,000 to $1.2 million compared to $1.3 million in the second quarter of 2016 primarily due to normal amortization.

Litigation Settlements.  Payments received primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery were $25,000 for the second quarter of 2017 compared to $4,000 of net payments in the second quarter of 2016. The Company paid $29,000 in settlement of CAN-SPAM claims assumed in connection with the acquisition of Dealix/Autotegrity in the second quarter of 2016.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net was $0.1 million for the second quarter of 2017 compared to $0.2 million in the second quarter of 2016.  Interest expense decreased to $201,000 in the second quarter of 2017 from $220,000 in the second quarter of 2016 primarily due to a decreased balance on our term loans. We also received $0.1 million during the second quarter of 2017 related to the Transitional License and Linking Agreement with Internet Brands.

Income Taxes. Income tax benefit was $0.2 million in the second quarter of 2017 compared to income tax expense of $0.3 million in the second quarter of 2016.  Income tax benefit for the second quarter of 2017 differed from the federal statutory rate primarily due to state income taxes and the impact of stock-based compensation.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table sets forth certain statement of operations data for the six-month periods ended June 30, 2017 and 2016 (certain amounts may not calculate due to rounding):

	2017	% of total revenues	2016	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$55,439	77%	$62,504	86%	$(7,065)	(11)%
Advertising	15,967	22	9,041	13	6,926	77
Other revenues	526	1	850	1	(324)	(38)
Total revenues	71,932	100	72,395	100	(463)	(1)
Cost of revenues	48,385	67	44,839	62	3,546	8
Gross profit	23,547	33	27,556	38	(4,009)	(15)
Operating expenses:
Sales and marketing	6,992	10	10,061	14	(3,069)	(31)
Technology support	6,441	9	7,832	11	(1,391)	(18)
General and administrative	6,273	9	7,059	10	(786)	(11)
Depreciation and amortization	2,430	3	2,540	3	(110)	(4)
Litigation settlements	(50)	—	(1)	—	(49)	4,900
Total operating expenses	22,086	31	27,491	38	(5,405)	(20)
Operating income	1,461	2	65	—	1,396	2,148
Interest and other income (expense), net	(196)	—	(437)	—	241	(55)
Income (loss) before income tax provision (benefit)	1,265	2	(372)	—	1,637	(440)
Income tax provision (benefit)	459	1	(127)	—	586	(461)
Net income (loss)	$806	1%	$(245)	—%	$1,051	(429)%

Leads.  Lead fees revenues decreased $7.1 million, or 11%, in the first six months of 2017 compared to the first six months of 2016 primarily as a result of the disposal of our specialty finance leads product, the effects of the elimination of poor quality traffic during 2016 from the Dealix/Autotegrity acquisition in May 2015, and soft supply of high quality new car leads in the second quarter of 2017.

Advertising. Advertising revenues increased $6.9 million, or 77%, in the first six months of 2017 compared to the first six months of 2016 as a result of an increase in click revenue due to increased click volume and pricing.

Other Revenues.   Other revenues decreased to $0.5 million in the first six months of 2017 from $0.9 million in the first six months of 2016 primarily due to the discontinuation of a Manufacturer’s brand utilizing other Company products and lower customer utilization of the mobile product.

Cost of Revenues.  Cost of revenues increased $3.5 million, or 8%, in the first six months of 2017 compared to the first six months of 2016 primarily due to increased traffic acquisition costs associated with both lead and click volume offset by a decrease in cost of revenues associated with the specialty finance divestiture effective December 31, 2016.

 Sales and Marketing.  Sales and marketing expense in the first six months of 2017 decreased $3.1 million, or 31%, compared to the first six months of 2016 due primarily to non-recurring severance related expenses in the first six months of 2016 coupled with lower headcount related costs in the first six months of 2017.

Technology Support. Technology support expense in the first six months of 2017 decreased by $1.4 million, or 18%, compared to the first six months of 2016 due primarily to non-recurring severance related expenses in the first six months of 2016 and lower headcount related costs in the first six months of 2017.

General and Administrative. General and administrative expense in the first six months of 2017 decreased $0.8 million, or 11%, from the first six months of 2016 due to lower headcount related costs in the first six months of 2017.

Depreciation and Amortization.  Depreciation and amortization expense in the first six months of 2017 decreased $0.1 million to $2.4 million compared to $2.5 million in the first six months of 2016 primarily due to normal amortization.

Litigation Settlements.  Payments received primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery were $50,000 for the first six months of 2017 compared to $1,000 in the first six months of 2016. The Company paid $41,000 in settlement of CAN-SPAM claims assumed in connection with the acquisition of Dealix/Autotegrity in the first six months of 2016.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net was $0.2 million for the first six months of 2017 compared to $0.4 million in the first six months of 2016.  Interest expense decreased to $404,000 in the first six months of 2017 from $450,000 in the first six months of 2016 primarily due to a decreased balance on our term loans. We also received $0.2 million during the first six months of 2017 related to the Transitional License and Linking Agreement with Internet Brands.

Income Taxes. Income tax expense was $0.5 million in the first six months of 2017 compared to income tax benefit of $0.1 million in the first six months of 2016.  Income tax expense for the first six months of 2017 differed from the federal statutory rate primarily due to state income taxes and the impact of stock-based compensation.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$9,973	$6,168
Net cash used in investing activities	(996)	(1,841)
Net cash used in financing activities	(2,934)	(1,183)

 Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $44.6 million as of June 30, 2017 compared to $38.5 million as of December 31, 2016.

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

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the six months ended June 30, 2017 of $10.0 million resulted primarily from net income of $0.8 million, as adjusted for non-cash charges.  We also had net increases in working capital, driven by a decrease in our accounts receivable balance related to the timing of payments received offset by decreases in accounts payable of $1.3 million and cash used to reduce accrued liabilities of $3.3 million primarily related to the payment of annual incentive compensation amounts accrued in 2016 and paid in the first six months of 2017.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities was $1.0 million in the six months ended June 30, 2017 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net cash used in investing activities was $1.8 million in the six months ended June 30, 2016 which primarily related to a $0.4 million investment in GoMoto and purchases of property and equipment and expenditures related to capitalized internal use software of $1.5 million.

Net Cash Used In Financing Activities.  Net cash used in financing activities of $2.9 million primarily related to payments of $3.9 million made against the term loan borrowings in the first six months of 2017. In addition, stock options for 176,074 shares of the Company’s common stock were exercised in the first six months of 2017 resulting in $1.0 million cash inflow.

Net cash used in financing activities of $1.2 million primarily related to payments of $2.6 million made against the term loan borrowings in the first six months of 2016. In addition, stock options for 158,473 shares of the Company’s common stock were exercised in the first six months of 2016 resulting in $1.5 million cash inflow.

Off-Balance Sheet Arrangements

At June 30, 2017, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three and six months ended June 30, 2017 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2016 Form 10-K.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits

2.1‡
Asset Purchase and Sale Agreement dated as of December 19, 2016 by and among Autobytel, Car.com, Inc., a Delaware corporation, and Internet Brands, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2016 (SEC File No. 001-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated August 14, 2001, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 001-34761); Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 3, 2013, which is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761); and Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of Autobytel Inc. dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.1 to the October 2015 Form 8-K

3.2
Sixth Amended and Restated Bylaws of Autobytel Inc. dated April 13, 2017, which is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761)

4.1
Form of Common Stock Certificate of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761), and as amended by Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1
Loan Agreement dated as of February 26, 2013 by and between Autobytel Inc., a Delaware corporation, and Union Bank, N.A., a national banking association, as amended by First Amendment to Loan Agreement dated as of September 10, 2013, Second Amendment to Loan Agreement dated as of January 13, 2014, Security Agreement dated January 13, 2014, Commercial Promissory Note dated January 13, 2014 ($9,000,000 Term Loan), and Commercial Promissory Note dated January 13, 2014 ($8,000,000 Revolving Loan), which are incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed with the SEC on January 17, 2014 (SEC File No. 001-34761); and amended by Third Amendment to Loan Agreement dated May 20, 2015, Commercial Promissory Note dated May 20, 2015 ($15,000,000 Term Loan), and Commercial Promissory Note dated May 20, 2015 ($8,000,000 Revolving Loan), which are incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761); amended by Fourth Amendment to Loan Agreement dated as of June 1, 2016, which is incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016 (SEC File No. 001-34761); and amended by Fifth Amendment to Loan Agreement dated June 28, 2017 and Commercial Promissory Note dated on June 28, 2017 ($8,000,000 Revolving Loan), incorporated by reference to Exhibits 10.2 and 10.3 to the Current Report on Form 8-K filed with the SEC on June 29, 2017 (SEC File No. 001-34761)

10.2■
Autobytel Inc. 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761), as amended and restated by the Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2016 (SEC File No. 001-34761); and Form of Non-Employee Director Stock Option Award Agreement pursuant to the Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the SEC on August 4, 2016 (SEC File No. 001-34761) (“Second Quarter 2016 Form 10-Q”); Form of Executive Employee Stock Option Award Agreement pursuant to the Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.3 to the Second Quarter 2016 Form 10-Q; Form of Non-Executive Employee Stock Option Award Agreement pursuant to the Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.4 to the Second Quarter 2016 Form 10-Q

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

AUTOBYTEL INC.

Date: August 3, 2017	By:	/s/ Kimberly S. Boren
Kimberly S. Boren
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 3, 2017	By:	/s/ Wesley Ozima
Wesley Ozima
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1‡
Asset Purchase and Sale Agreement dated as of December 19, 2016 by and among Autobytel, Car.com, Inc., a Delaware corporation, and Internet Brands, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2016 (SEC File No. 001-34761)

3.1
Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. (formerly Autobytel.com Inc.) certified by the Secretary of State of Delaware (filed December 14, 1998), as amended by Certificate of Amendment dated March 1, 1999, Second Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 22, 1999, Third Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated August 14, 2001, and Amended Certificate of Designation of Series A Junior Participating Preferred Stock dated April 24, 2009, which are incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on April 24, 2009 (SEC File No. 000-22239); Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 10, 2012, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012 (SEC File No. 001-34761); Fifth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of Autobytel Inc. dated July 3, 2013, which is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the SEC on August 1, 2013 (SEC File No. 001-34761); and Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of Autobytel Inc. dated October 1, 2015, which is incorporated herein by reference to Exhibit 3.1 to the October 2015 Form 8-K

3.2
Sixth Amended and Restated Bylaws of Autobytel Inc. dated April 13, 2017, which is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761)

4.1
Form of Common Stock Certificate of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Autobytel Inc., which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761), and as amended by Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Autobytel Inc. and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1
Loan Agreement dated as of February 26, 2013 by and between Autobytel Inc., a Delaware corporation, and Union Bank, N.A., a national banking association, as amended by First Amendment to Loan Agreement dated as of September 10, 2013, Second Amendment to Loan Agreement dated as of January 13, 2014, Security Agreement dated January 13, 2014, Commercial Promissory Note dated January 13, 2014 ($9,000,000 Term Loan), and Commercial Promissory Note dated January 13, 2014 ($8,000,000 Revolving Loan), which are incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed with the SEC on January 17, 2014 (SEC File No. 001-34761); and amended by Third Amendment to Loan Agreement dated May 20, 2015, Commercial Promissory Note dated May 20, 2015 ($15,000,000 Term Loan), and Commercial Promissory Note dated May 20, 2015 ($8,000,000 Revolving Loan), which are incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761); amended by Fourth Amendment to Loan Agreement dated as of June 1, 2016, which is incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016 (SEC File No. 001-34761); and amended by Fifth Amendment to Loan Agreement dated June 28, 2017 and Commercial Promissory Note dated on June 28, 2017 ($8,000,000 Revolving Loan), incorporated by reference to Exhibits 10.2 and 10.3 to the Current Report on Form 8-K filed with the SEC on June 29, 2017 (SEC File No. 001-34761)

10.2■
Autobytel Inc. 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761), as amended and restated by the Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2016 (SEC File No. 001-34761); and Form of Non-Employee Director Stock Option Award Agreement pursuant to the Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the SEC on August 4, 2016 (SEC File No. 001-34761) (“Second Quarter 2016 Form 10-Q”); Form of Executive Employee Stock Option Award Agreement pursuant to the Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.3 to the Second Quarter 2016 Form 10-Q; Form of Non-Executive Employee Stock Option Award Agreement pursuant to the Autobytel Inc. Amended and Restated 2014 Equity Incentive Plan, which is incorporated herein by reference to Exhibit 10.4 to the Second Quarter 2016 Form 10-Q

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