Form 10-Q
period 2017-09-30
AutoWeb, Inc.
filed 2017-11-02
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
[  ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                 .

Commission file number 1-34761

 AutoWeb, Inc.
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

As of October 30, 2017, there were 13,083,313 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$44,696	$38,512
Short-term investment	253	251
Accounts receivable, net of allowances for bad debts and customer credits of $975 and $1,015 at September 30, 2017 and December 31, 2016, respectively	27,503	33,634
Deferred tax asset	—	4,669
Prepaid expenses and other current assets	1,293	901
Total current assets	73,745	77,967
Property and equipment, net	4,635	4,430
Investments	680	680
Intangible assets, net	20,290	23,783
Goodwill	42,821	42,821
Long-term deferred tax asset	25,837	14,799
Other assets	667	801
Total assets	$168,675	$165,281
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,054	$9,764
Accrued employee-related benefits	2,215	4,530
Other accrued expenses and other current liabilities	7,518	8,315
Current portion of term loan payable	4,875	6,563
Total current liabilities	24,662	29,172
Convertible note payable	1,000	1,000
Long-term portion of term loan payable	5,250	7,500
Borrowings under revolving credit facility	8,000	8,000
Total liabilities	38,912	45,672
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Series B Preferred stock, none and 168,007 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 13,082,948 and 11,012,625 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	13	11
Additional paid-in capital	352,810	350,022
Accumulated deficit	(223,060)	(230,424)
Total stockholders’ equity	129,763	119,609
Total liabilities and stockholders’ equity	$168,675	$165,281

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Lead fees	$27,711	$36,202	$83,149	$98,706
Advertising	8,946	7,371	24,914	16,412
Other revenues	215	338	741	1,188
Total revenues	36,872	43,911	108,804	116,306
Cost of revenues	25,786	28,156	74,171	72,995
Gross profit	11,086	15,755	34,633	43,311
Operating expenses:
Sales and marketing	3,692	3,964	10,684	14,026
Technology support	3,141	2,943	9,582	10,775
General and administrative	2,844	3,346	9,116	10,405
Depreciation and amortization	1,192	1,270	3,623	3,809
Litigation settlements	(26)	(24)	(76)	(25)
Total operating expenses	10,843	11,499	32,929	38,990

Operating income	243	4,256	1,704	4,321
Interest and other income (expense), net	(93)	(206)	(289)	(643)
Income before income tax provision	150	4,050	1,415	3,678
Income tax provision	81	1,312	539	1,185
Net income and comprehensive income	$69	$2,738	$876	$2,493

Basic earnings per common share	$0.01	$0.26	$0.08	$0.23

Diluted earnings per common share	$0.01	$0.21	$0.07	$0.19

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$876	$2,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,499	5,492
Provision for bad debts	294	225
Provision for customer credits	29	411
Share-based compensation	2,918	3,171
Loss on disposal of assets	7	—
Change in deferred tax asset	119	553
Changes in assets and liabilities:
Accounts receivable	5,808	(4,590)
Prepaid expenses and other current assets	(392)	196
Other assets	132	156
Accounts payable	290	3,747
Accrued expenses and other current liabilities	(3,112)	189
Non-current liabilities	—	38
Net cash provided by operating activities	12,468	12,081
Cash flows from investing activities:
Investment in GoMoto	—	(375)
Purchase of intangible asset	(600)	—
Purchases of property and equipment	(1,618)	(1,871)
Net cash used in investing activities	(2,218)	(2,246)
Cash flows from financing activities:
Payments on term loan borrowings	(3,938)	(3,938)
Proceeds from exercise of stock options	1,068	2,877
Repurchase of common stock	(1,196)	—
Payment of contingent fee arrangement	—	(38)
Net cash used in financing activities	(4,066)	(1,099)
Net increase in cash and cash equivalents	6,184	8,736
Cash and cash equivalents, beginning of period	38,512	23,993
Cash and cash equivalents, end of period	$44,696	$32,729

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$445	$261
Cash paid for interest	$648	$661

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOWEB, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations

AutoWeb, Inc. (“AutoWeb” or “Company”) is an automotive marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles through its programs for online lead referrals, Dealer marketing products and services, online advertising and consumer  traffic referral programs and mobile products.

The Company’s consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Leads”). Leads are internally-generated from our Company Websites or acquired from third parties that generate Leads from their websites.  The Company’s AutoWeb® consumer traffic referral product provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers conduct online research on a Company Website or on the site of one of the Company’s network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of the Company’s Dealer, Manufacturer or advertising customers.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol AUTO.

 On October 9, 2017, the Company changed its name from Autobytel Inc. to AutoWeb, Inc. In connection with this name change, the Company’s stock ticker symbol was changed from “ABTL” to “AUTO” on The Nasdaq Capital Market.

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  The consolidated condensed statements of income and comprehensive income and cash flows for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2016 Form 10-K.

3.  Recent Accounting Pronouncements

Issued but not yet adopted by the Company

 Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  In April 2016, ASU No. 2016-10, “Identifying Performance Obligations and Licensing” was issued.  This ASU clarifies, i) the identification of performance obligations and, ii) licensing implementation guidance as it relates to Topic 606, Revenue from Contracts with Customers.  In May 2016, ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” was issued.  This ASU addresses certain issues as it relates to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as it relates to Topic 606, Revenue from Contracts with Customers.  This ASU and related amendments are effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein. The Company expects to adopt the ASU on a modified retrospective transition method and continues to evaluate the effect this guidance will have on the consolidated financial statements. The Company also believes the new disclosure requirements under ASC 2014-09 will have a significant impact to the consolidated financial statements.

Accounting Standards Codification 842 “Leases.”  In February 2016, ASU No. 2016-02, “Leases (Topic 842)” was issued.  This ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases of terms more than 12 months.  The ASU will require both capital and operating leases to be recognized on the balance sheet.  Qualitative and quantitative disclosures will also be required to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects this standard will have a material effect on its consolidated financial statements due to the recognition of new right-of-use assets and lease liabilities on its balance sheet for real estate and equipment operating leases. The Company is continuing to evaluate the effect this guidance will have on the consolidated financial statements and related disclosures.

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

Recently adopted by the Company

Accounting Standards Codification 740 “Income Taxes.” In November 2015, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” was issued.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this update apply to all entities that present a classified statement of financial position.  The Company adopted this ASU prospectively on January 1, 2017 and reclassified $4.7 million of current deferred tax assets to long-term deferred tax assets. Prior periods were not retrospectively adjusted.

Accounting Standards Codification 323 “Investments-Equity Method and Joint Ventures.”  In March 2016, ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting” was issued.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment was held.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Thus, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The Company adopted this ASU on January 1, 2017 and it did not have a material effect on the consolidated financial statements.

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

The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. ASU 2016-09 requires recognition of excess tax benefits and tax deficiencies in the income statement on a prospective basis. For the nine months ended September 30, 2017, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. Income tax benefit of approximately $28,000 was recognized in the nine months ended September 30, 2017 as a result of the adoption of ASU 2016-09.

The Company adopted the amendments on January 1, 2017 related to the timing of when excess tax benefits are recognized on a modified retrospective transition method. The Company recognized $6.5 million of deferred tax assets relating to unrealized stock option benefits, resulting in a cumulative $6.5 million adjustment to retained earnings.

The treatment of forfeitures has not changed as the Company is electing to continue its current process of estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings. The Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

The Company calculates diluted earnings per share using the treasury stock method for share-based payment awards. ASU 2016-09 eliminates excess tax benefits and deficiencies from the calculation of assumed proceeds under the treasury stock method, which the Company adopted on a prospective transition method.

  Accounting Standards Codification 230 “Statement of Cash Flows.”  In August 2016, ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” was issued.  This ASU provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice for those issues.  The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company early adopted this ASU on January 1, 2017 and it did not have a material effect on the consolidated financial statements.

Accounting Standards Codification 810 “Consolidation.”  In October 2016, ASU No. 2016-17, “Interests Held through Related Parties That Are Under Common Control” was issued.  This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted this ASU on January 1, 2017 and it did not have a material effect on the consolidated financial statements.

4.  Disposal of Specialty Finance Leads Product

On December 19, 2016, AutoWeb and Car.com, Inc., a wholly owned subsidiary of AutoWeb (“Car.com”), entered into an Asset Purchase and Sale Agreement, by and among AutoWeb, Car.com, and Internet Brands, Inc., a Delaware corporation (“Internet Brands”), pursuant to which Internet Brands acquired substantially all of the assets of the automotive specialty finance leads group of Car.com (“Acquired Group”). The transaction was completed effective as of December 31, 2016. The transaction consideration consisted of $3.2 million in cash paid at closing and $1.6 million to be paid over a five-year period pursuant to a Transitional License and Linking Agreement (“Specialty Finance Leads License Agreement”). The Company recorded a gain on sale of approximately $2.2 million in connection with the transaction in December 2016.

In connection with the transaction, Internet Brands, Car.com and AutoWeb entered into the Specialty Finance Leads License Agreement pursuant to which Car.com and AutoWeb will provide to Internet Brands certain transition services and arrangements. Pursuant to the Specialty Finance Leads License Agreement, (i) Internet Brands will pay AutoWeb $1.6 million in fees over the five-year term of the Specialty Finance Leads License Agreement, and (ii) Car.com will (1) grant Internet Brands a limited, non-exclusive, non-transferable license to use the Car.com logo and name solely for sales and marketing purposes in Internet Brand’s automotive specialty finance leads business; and (2) provide certain redirect linking of consumer traffic from the Acquired Group’s current specialty finance leads application forms to a landing page designated by Internet Brands. The Company received $0.2 million and recorded a $0.1 million receivable during the nine months ended September 30, 2017 related to the Specialty Finance Leads License Agreement.

The disposal of the automotive specialty finance leads product did not qualify for presentation and disclosure as a discontinued operation because it did not represent a strategic shift that had or will have a major effect on the Company’s operations. The pretax profit of the finance leads product for the three and nine months ended September 30, 2016 was $0.1 million and $0.4 million, respectively.

 5.   Net Earnings Per Share and Stockholders’ Equity

Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of common shares issuable upon the exercise of stock options, common shares issuable upon the exercise of warrants, common shares issuable upon conversion of convertible notes and unvested restricted stock.  The following are the share amounts utilized to compute the basic and diluted net earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Shares:
Weighted average common shares outstanding	12,881,812	10,842,853	11,729,181	10,729,802
Weighted average common shares repurchased	(60,230)	—	(20,297)	—
Weighted average unvested restricted stock	(119,584)	(116,667)	(115,574)	(120,134)
Basic Shares	12,701,998	10,726,186	11,593,310	10,609,668

Diluted Shares:
Basic shares	12,701,998	10,726,186	11,593,310	10,609,668
Weighted average dilutive securities	498,587	931,175	621,449	880,653
Incremental shares from convertible preferred stock	—	1,680,070	1,064,660	1,680,070
Diluted Shares	13,200,585	13,337,431	13,279,419	13,170,391

For the three months ended September 30, 2017, weighted average dilutive securities included dilutive options and restricted stock awards. For the nine months ended September 30, 2017, weighted average dilutive securities included dilutive options, restricted stock awards and incremental shares of common stock issued in June 2017 upon the conversion of the Series B Junior Participating Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), that was issued in connection with the October 2015 acquisition of AutoWeb, Inc. (“AWI”). For the three months ended September 30, 2016, weighted average dilutive securities included dilutive options, restricted stock awards, the warrant and convertible note issued in connection with the acquisition of AutoUSA, LLC (“AutoUSA”) on January 13, 2014 (“AutoUSA Acquisition Date”) and shares of Series B Preferred Stock issued in connection with the AWI acquisition prior to the conversion of the Series B Preferred Stock. For the nine months ended September 30, 2016, weighted average dilutive securities included dilutive options, restricted stock awards, the warrant issued in connection with the acquisition of AutoUSA and shares of Series B Preferred Stock issued in connection with the AWI acquisition prior to the conversion of the Series B Preferred Stock.

For the three and nine months ended September 30, 2017, 3.9 million and 3.1 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively. For both the three and nine months ended September 30, 2016, 2.0 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share.

On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of the Company’s common stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of the Company’s common stock.  The Company repurchased 145,821 shares of the Company’s common stock with an average price of $8.20 per share during the three and nine months ended September 30, 2017. No shares were repurchased during the three and nine months ended September 30, 2016. The repurchase of the Company’s common stock during the three months ended September 30, 2017 completes the previously authorized stock repurchase programs. On September 6, 2017, the Company announced that its board of directors had authorized the Company to repurchase up to $3.0 million of the Company’s common stock. The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  The Company may repurchase the Company’s common stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  The Company funded repurchases and anticipates that the Company would fund future repurchases through the use of available cash. The repurchase authorization does not obligate the Company to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under the Company’s stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings, and other legal, regulatory, and corporate considerations at the Company’s sole discretion.  The impact of repurchases on the Company’s Tax Benefit Preservation Plan, as amended, and on the Company’s use of its net operating loss carryovers and other tax attributes if the Company were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, is also a factor that the Company considers in connection with share repurchases.  As of September 30, 2017, $3.0 million remains available for repurchase under the program.

On June 22, 2017, the Company obtained stockholder approval for the issuance of shares of the Company’s common stock upon (i) the conversion of the Company’s then outstanding Series B Preferred Stock; and (ii) the conversion of shares of Series B Preferred Stock that would be issued upon exercise of the AWI Warrant (described below). Upon obtaining stockholder approval for the conversion, each share of Series B Preferred Stock outstanding was automatically converted into 10 shares of the Company’s common stock, which resulted in the outstanding shares of Series B Preferred Stock being converted into 1,680,070 shares of the Company’s common stock, and the AWI Warrant converted into warrants to acquire up to 1,482,400 shares of the Company’s common stock.

Warrants.  The warrant to purchase 69,930 shares of the Company’s common stock issued in connection with the acquisition of AutoUSA was valued at $7.35 per share for a total value of $0.5 million (“AutoUSA Warrant”).  The Company used an option pricing model to determine the value of the AutoUSA Warrant.  Key assumptions used in valuing the AutoUSA Warrant are as follows: risk-free rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years.  The AutoUSA Warrant was valued based on long-term stock price volatilities of the Company.  The exercise price of the AutoUSA Warrant is $14.30 per share (as may be adjusted for stock splits, stock dividends, combinations and other similar events).  The AutoUSA Warrant became exercisable on January 13, 2017 and expires on January 13, 2019.

The warrant to purchase up to 148,240 shares of Series B Preferred Stock issued in connection with the acquisition of AWI (“AWI Warrant”) was valued at $1.72 per share for a total value of $2.5 million.  The Company used an option pricing model to determine the value of the AWI Warrant.  Key assumptions used in valuing the AWI Warrant are as follows: risk-free rate of 1.9%, stock price volatility of 74.0% and a term of 7.0 years.  The AWI Warrant was valued based on long-term stock price volatilities of the Company’s common stock.  On June 22, 2017, the Company received stockholder approval which resulted in the automatic conversion of the AWI Warrant into warrants to acquire up to 1,482,400 shares of the Company’s common stock at an exercise price of $18.45 per share of common stock. The AWI Warrant becomes exercisable on October 1, 2018, subject to the following vesting conditions: (i) with respect to the first one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date of the AWI Warrant the weighted average closing price of the Company’s common stock for the preceding 30 trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations of the Company’s common stock occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $45.00.  The AWI Warrant expires on October 1, 2022.

 6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Income and Comprehensive Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Share-based compensation expense:
Cost of revenues	$20	$19	$59	$47
Sales and marketing [1]	409	384	1,222	1,358
Technology support [2]	138	83	401	513
General and administrative	397	460	1,238	1,267
Share-based compensation costs	964	946	2,920	3,185

Amount capitalized to internal use software	1	6	2	14
Total share-based compensation costs	$963	$940	$2,918	$3,171

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

Service-Based Options.  The Company granted the following service-based options for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Number of service-based options granted	83,850	314,000	457,100	805,400
Weighted average grant date fair value	$3.72	$7.40	$6.29	$7.73
Weighted average exercise price	$7.23	$15.51	$12.51	$16.26

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period and vesting may be accelerated in the event of a change in control of the Company.

Market Condition Options.  On January 21, 2016, the Company granted 100,000 stock options to its chief executive officer with an exercise price of $17.09 and grant date fair value of $1.47 per option, using a Monte Carlo simulation model (“CEO Market Condition Options”).   The CEO Market Condition Options were previously valued at $2.94 per option but were revalued when the requisite stockholder approval for the Company’s Amended and Restated 2014 Equity Incentive Plan was obtained in June 2016. The CEO Market Condition Options are subject to both stock price-based and service-based vesting requirements that must be satisfied for the CEO Market Condition Options to vest and become exercisable. The CEO Market Condition Options provide that the stock price-based vesting condition will be met (i) with respect to the first one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date of the CEO Market Condition Options the Weighted Average Closing Price is at or above $30.00; (ii) with respect to the second one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $45.00. With respect to any of the CEO Market Condition Options for which the stock price-based requirements are met, these options are also subject to the following service-based vesting schedule: (i) thirty-three and one-third percent (33 1/3%) of these options vested on January 21, 2017 and (ii) one thirty-sixth (1/36th) of these options will vest on each successive monthly anniversary thereafter for the following twenty-four months ending on January 21, 2019. None of the stock-price based vesting requirements have been met as of September 30, 2017. The CEO Market Condition Options expire on January 21, 2023.

Stock option exercises.  The following stock options were exercised during the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Number of stock options exercised	15,000	176,388	191,074	334,861
Weighted average exercise price	$4.20	$7.99	$5.58	$8.59

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Dividend yield	—	—	—	—
Volatility	63%	59%	62%	58%
Risk-free interest rate	1.8%	1.1%	1.8%	1.2%
Expected life (years)	4.4	4.4	4.4	4.4

Upon adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” the Company elected to estimate the number of forfeitures.

Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) on April 23, 2015 in connection with the promotion of one of its executive officers.  Of the 125,000 RSAs, 25,000 were service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  Forfeiture restrictions lapsed on 8,333 shares of restricted stock on April 23, 2016 and April 23, 2017, respectively. This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based restricted stock.  The shares are subject to forfeiture upon the earlier of (such earliest date being referred to as the “Termination Date”) (i) a termination of the executive officer’s employment with the Company; (ii) March 31, 2018; and (iii) other events of forfeiture set forth in the award agreement, subject to the following: (i) the forfeiture restrictions with respect to 50,000 of the restricted shares will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $30.00 per share, and (ii) the forfeiture restrictions with respect to any of the restricted shares that remain subject to forfeiture restrictions will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $45.00 per share.  None of the forfeiture restrictions on the performance-based restricted stock awards lapsed during the three and nine months ended September 30, 2017.

The Company granted an aggregate of 345,000 RSAs on September 27, 2017 to executive officers of the Company.  The RSAs are service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  Lapsing of the forfeiture restrictions may be accelerated in the event of a change in control of the Company and will accelerate upon the death or disability of the holder of the RSAs.

7. Investments

 The Company’s investments at September 30, 2017 and December 31, 2016 consisted primarily of investments in privately-held SaleMove, Inc., a Delaware corporation (“SaleMove”), and GoMoto, Inc., a Delaware corporation (“GoMoto”).

In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which AutoWeb invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares are classified as a long-term investment on the consolidated balance sheet as of September 30, 2017.

In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove share equally in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  SaleMove advances are repaid to the Company from SaleMove’s share of net revenues and expenses from the Reseller Agreement.  As of September 30, 2017, the net advances due from SaleMove totaled $448,000 and are recorded as an other long-term asset on the Unaudited Consolidated Condensed Balance Sheets.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000, respectively, in GoMoto in the form of convertible promissory notes (“GoMoto Notes”).  The GoMoto Notes accrue interest at an annual rate of 4.0% and are due and payable in full upon demand by the Company or at GoMoto’s option ten days’ written notice unless converted prior to the repayment of the GoMoto Notes.  The GoMoto Notes will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to repayment of the GoMoto Notes. As of September 30, 2017, the Company maintains a reserve of $0.8 million related to the GoMoto Notes and related interest receivable because the Company believes the amounts may not be recoverable.

8. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Computer software and hardware	$11,103	$12,027
Capitalized internal use software	5,590	5,359
Furniture and equipment	1,707	1,332
Leasehold improvements	1,502	1,139
	19,902	19,857
Less—Accumulated depreciation and amortization	(15,267)	(15,427)
Property and Equipment, net	$4,635	$4,430

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Subaru, Toyota, Volkswagen and Volvo), Media.net Advertising and General Motors. During the first nine months of 2017, approximately 33% of the Company’s total revenues was derived from these three customers, and approximately 43%, or $12.2 million of gross accounts receivables, related to these three customers at September 30, 2017. During the first nine months of 2016, approximately 27% of the Company’s total revenues was derived from Urban Science Applications, Ford Direct and Trilogy, and approximately 40%, or $13.0 million of gross accounts receivables, related to these three customers at September 30, 2016.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.  The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		September 30, 2017			December 31, 2016
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	3 – 7 years	$6,119	$(3,511)	$2,608	$9,294	$(6,756)	$2,538
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2 - 10 years	19,563	(9,780)	9,783	19,563	(7,454)	12,109
Employment/non-compete agreements	1-5 years	1,510	(1,488)	22	1,510	(1,273)	237
Developed technology	5-7 years	8,955	(3,278)	5,677	8,955	(2,256)	6,699
		$37,447	$(19,357)	$18,090	$40,622	$(19,039)	$21,583

		September 30, 2017			December 31, 2016
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademark	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of revenues” and “Depreciation and amortization” in the Unaudited Consolidated Condensed Statements of Income.  Amortization expense was $1.3 million and $4.1 million for the three and nine months ended September 30, 2017, respectively. Amortization expense was $1.5 million and $4.3 million for the three and nine months ended September 30, 2016, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense
(in thousands)
2017	$1,313
2018	5,114
2019	3,741
2020	2,310
2021	2,201
2022	1,604
Thereafter	1,807
$18,090

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record impairment related to goodwill as of September 30, 2017 and December 31, 2016.

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued employee-related benefits	$2,215	$4,530
Other accrued expenses and other current liabilities:
Other accrued expenses and current liabilities	7,087	7,849
Amounts due to customers	431	466
Total other accrued expenses and other current liabilities	7,518	8,315

Total accrued expenses and other current liabilities	$9,733	$12,845

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

Term Loan 1 is amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bear interest at either (i) the bank’s Reference Rate (prime rate) minus 0.50% or (ii) the London Interbank Offering Rate (“LIBOR”) plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected.  Borrowings under Term Loan 1 are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 1 matures on December 31, 2017.  Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.  The outstanding balance of Term Loan 1 as of September 30, 2017 was $1.1 million and is classified as a current liability on the Unaudited Consolidated Condensed Balance Sheets.

Term Loan 2 is amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bear interest at either (i) LIBOR plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under both Term Loan 2 and the Revolving Loan adjust (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected. The Company paid an upfront fee of 0.10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2 and also pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under Term Loan 2 and the Revolving Loan are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Term Loan 2 matures June 30, 2020. Pursuant to the Fifth Amendment to the Loan Credit Facility Agreement dated as of June 28, 2017, (i) the maturity date of the Revolving Loan was extended from April 30, 2018 to January 5, 2021 and (ii) the maturity date of the Standby Letter of Credit Sublimit under the Revolving Loan was extended from April 30, 2019 to January 5, 2022. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock repurchases and for other general corporate purposes. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix Corporation and Autotegrity, Inc. (collectively, “Dealix/Autotegrity”) in May 2015 and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.  The outstanding balances of Term Loan 2 and the Revolving Loan as of September 30, 2017 were $9.0 million and $8.0 million, respectively.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, including that the Company maintain specified levels of minimum consolidated liquidity and quarterly and annual earnings before interest, taxes and depreciation and amortization, which the Company was in compliance with as of September 30, 2017.

10. Commitments and Contingencies

Employment Agreements

The Company has employment agreements and severance benefits/retention agreements with certain key employees. A number of these agreements require severance payments and continuation of certain insurance benefits in the event of a termination of the employee’s employment by the Company without cause or by the employee for good reason (as defined is these agreements). Stock option agreements and restricted stock award agreements with some key employees provide for acceleration of vesting of stock options and lapsing of forfeiture restrictions on restricted stock in the event of a change in control of the Company, upon termination of employment by the Company without cause or by the employee for good reason, or upon the employee’s death or disability.

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

The Company’s effective tax rate for the three and nine months ended September 30, 2017 differed from the U.S. federal statutory rate primarily due to state income taxes and tax deficiencies from stock-based compensation.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of September 30, 2017, all of which, if subsequently recognized, would have affected the Company’s tax rate.

As of September 30, 2017 and December 31, 2016, the total balance of accrued interest and penalties related to uncertain tax positions was zero.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense for the three and nine months ended September 30, 2017 and September 30, 2016.

The Company is subject to taxation in the U.S. and in various foreign and state jurisdictions.  Due to expired statutes of limitation, the Company’s federal income tax returns for years prior to calendar year 2014 are not subject to examination by the U.S. Internal Revenue Service.  Generally, for the majority of state jurisdictions where the Company does business, periods prior to calendar year 2013 are no longer subject to examination.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.  Audit outcomes and the timing of settlements are subject to significant uncertainty.

12. Subsequent Event

On October 5, 2017, the Company and DealerX Partners, LLC, a Florida limited liability company (“DealerX”), entered into a Master License and Services Agreement (“DealerX License Agreement”). Pursuant to the terms of the DealerX License Agreement, AutoWeb will receive a perpetual license to access and use DealerX’s proprietary platform and technology for targeted, online marketing. DealerX will operate the platform for AutoWeb and provide enhancements to and support for the DealerX platform for an initial five year period (“Platform Support Obligations”).

The transaction consideration consisted of: (i) $8.0 million in cash paid to DealerX upon execution of the DealerX License Agreement and (ii) the right to 710,856 shares of the Company’s common stock, par value $0.001 per share, representing approximately five percent of the Company’s outstanding Common Stock as of the date the parties entered into the DealerX License Agreement (“Market Capitalization Shares”) if on or before October 5, 2022: (i) AutoWeb’s market capitalization averages at least $225.0 million over a consecutive 90 day period or (ii) there is a change in control of AutoWeb that reflects a market capitalization of at least $225.0 million. If the Market Capitalization Shares are issued to DealerX, DealerX’s Platform Support Obligations will continue in perpetuity. Alternatively, upon the occurrence of certain events prior to the issuance of the Market Capitalization Shares, AutoWeb may elect to make an additional lump-sum payment of $12.5 million (Alternative Cash Payment”) in order to extend DealerX’s Platform Support Obligations in perpetuity. If the Alternative Cash payment is made, DealerX’s contingent right to receive the Market Capitalization Shares will be terminated.

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

Our corporate website is located at www.autoweb.com. Information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q. At or through the Investor Relations section of our website we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports as soon as practicable after the reports are electronically filed with or furnished to the SEC.

Unless the context otherwise requires, the terms “we”, “us”, “our”, “AutoWeb” and “Company” refer to AutoWeb, Inc. and its consolidated subsidiaries.

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

Recent Disposal

On December 19, 2016, AutoWeb and Car.com entered into an Asset Purchase and Sale Agreement with Internet Brands pursuant to which Internet Brands acquired substantially all of the assets of the automotive specialty finance leads group of Car.com. The transaction was completed effective as of December 31, 2016. The transaction consideration consisted of $3.2 million in cash and $1.6 million to be paid over a five year period pursuant to a Transitional License and Linking Agreement. The Company recorded a gain on sale of approximately $2.2 million in connection with the transaction in the fourth quarter of 2016.

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

Our consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Leads”).  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites. Our AutoWeb® consumer traffic referral product provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers conduct online research on a Company Website or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of our Dealer, Manufacturer or advertising customers.

Our business, results of operations and financial condition are impacted by the volume and quality of our Leads. We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  Our Manufacturer and other wholesale customers each match the Leads we deliver to our customers against vehicle sales to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to these customers.  AutoWeb also obtains vehicle registration data from a third party provider. This information, together with our internal analysis allows us to estimate the buy rates for the consumers who submitted the Internally Generated Leads and Non-Internally Generated Leads that we delivered to our customers, and based on these estimates, to estimate an industry average buy rate. Based on the most current information and our internal analysis, we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 18%.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

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

For the three and nine months ended September 30, 2017 our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic, employment and market factors, conditions in the automotive industry, the markets for Leads and online advertising services, including, but not limited to, the following:

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
●
The shift in the mix of our customers from retail customers (that purchase our products and services at higher margins) to Manufacturers and other wholesale customers (that purchase our products and services at lower margins).
●
The effect of changes in search engine algorithms and methodologies on our Lead generation and website advertising activities and the resulting impact on pricing, Lead quality and margins.
●
Volatility in spending by Manufacturers and others in their marketing budgets and allocations.
●
The impact of competition and consolidation in the online automotive consumer referral industry.
●
The effect of changes in transportation policies to increase public transit options and the impact of ride-sharing options, all of which may affect the desire or need by consumers to lease or purchase new or used vehicles, which in turn may adversely impact the volume of vehicle sales and leases.
●
The increased focus in the automotive industry on sales of used vehicles, and our increasing investment in our used vehicle products and services to address this industry shift.

On October 5, 2017, we acquired a license to access and use a third party’s proprietary platform and technology for targeted, online marketing. See Note 12, Subsequent Event, Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

 Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table sets forth certain statement of income data for the three-month periods ended September 30, 2017 and 2016 (certain amounts may not calculate due to rounding):

	2017	% of total revenues	2016	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$27,711	75%	$36,202	82%	$(8,491)	(23)%
Advertising	8,946	24	7,371	17	1,575	21
Other revenues	215	1	338	1	(123)	(36)
Total revenues	36,872	100	43,911	100	(7,039)	(16)
Cost of revenues	25,786	70	28,156	64	(2,370)	(8)
Gross profit	11,086	30	15,755	36	(4,669)	(30)
Operating expenses:
Sales and marketing	3,692	10	3,964	9	(272)	(7)
Technology support	3,141	9	2,943	7	198	7
General and administrative	2,844	7	3,346	7	(502)	(15)
Depreciation and amortization	1,192	3	1,270	3	(78)	(6)
Litigation settlements	(26)	—	(24)	—	(2)	8
Total operating expenses	10,843	29	11,499	26	(656)	(6)
Operating income	243	1	4,256	10	(4,013)	(94)
Interest and other income (expense), net	(93)	—	(206)	(1)	113	(55)
Income before income tax provision	150	—	4,050	9	(3,900)	(96)
Income tax provision	81	—	1,312	3	(1,231)	(94)
Net income	$69	—%	$2,738	6%	$(2,669)	(97)%

Leads.  Lead fees revenues decreased $8.5 million, or 23%, in the third quarter of 2017 compared to the third quarter of 2016 primarily as a result of the elimination of poor quality traffic in the second quarter of 2017 coupled with the disposal of our specialty finance leads product in December 2016.

Advertising. Advertising revenues increased $1.6 million, or 21%, in the third quarter of 2017 compared to the third quarter of 2016 as a result of an increase in click revenue associated with increased click volume and pricing.

Other Revenues.  Other revenues consist primarily of revenues from our mobile products and revenues from our Reseller Agreement with SaleMove. Other revenues decreased to $0.2 million in the third quarter of 2017 from $0.3 million in the third quarter of 2016 primarily due to lower customer utilization of the mobile product.

Cost of Revenues.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of search engine marketing (“SEM”) and fees paid to third parties for data and content, including search engine optimization activity, included on our websites, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company Websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

Cost of revenues decreased $2.4 million, or 8%, in the third quarter of 2017 compared to the third quarter of 2016 primarily due to decreased traffic acquisition costs associated with the reduction in lead volume combined with the decrease in cost of revenues associated with the specialty finance divestiture effective December 31, 2016.

 Sales and Marketing.  Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the third quarter of 2017 decreased $0.3 million, or 7%, compared to the third quarter of 2016 due primarily to lower headcount related costs.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the third quarter of 2017 increased by $0.2 million, or 7%, compared to the third quarter of 2016 due primarily to lower software capitalization of development costs.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2017 decreased by $0.5 million, or 15%, from the third quarter of 2016 due to lower headcount related costs.

Depreciation and Amortization.  Depreciation and amortization expense in the third quarter of 2017 decreased $78,000 to $1.2 million compared to $1.3 million in the third quarter of 2016 primarily due to normal amortization.

Litigation Settlements.  Payments received primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery were $26,000 for the third quarter of 2017 compared to $24,000 in the third quarter of 2016.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net was $0.1 million for the third quarter of 2017 compared to $0.2 million in the third quarter of 2016.  Interest expense decreased to $198,000 in the third quarter of 2017 from $212,000 in the third quarter of 2016 primarily due to a decreased balance on our term loans. We also recorded $0.1 million in other income during the third quarter of 2017 related to the Specialty Finance Leads License Agreement with Internet Brands.

Income Taxes. Income tax expense was $81,000 in the third quarter of 2017 compared to income tax expense of $1.3 million in the third quarter of 2016.  Income tax expense for the third quarter of 2017 differed from the federal statutory rate primarily due to state income taxes and the impact of stock-based compensation.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table sets forth certain statement of income data for the nine-month periods ended September 30, 2017 and 2016 (certain amounts may not calculate due to rounding):

	2017	% of total revenues	2016	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$83,149	76%	$98,706	85%	$(15,557)	(16)%
Advertising	24,914	23	16,412	14	8,502	52
Other revenues	741	1	1,188	1	(447)	(38)
Total revenues	108,804	100	116,306	100	(7,502)	(6)
Cost of revenues	74,171	68	72,995	63	1,176	2
Gross profit	34,633	32	43,311	37	(8,678)	(20)
Operating expenses:
Sales and marketing	10,684	10	14,026	12	(3,342)	(24)
Technology support	9,582	9	10,775	9	(1,193)	(11)
General and administrative	9,116	8	10,405	9	(1,289)	(12)
Depreciation and amortization	3,623	3	3,809	3	(186)	(5)
Litigation settlements	(76)	—	(25)	—	(51)	204
Total operating expenses	32,929	30	38,990	33	(6,061)	(16)
Operating income	1,704	2	4,321	4	(2,617)	(61)
Interest and other income (expense), net	(289)	(1)	(643)	(1)	354	(55)
Income before income tax provision	1,415	1	3,678	3	(2,263)	(62)
Income tax provision	539	—	1,185	1	(646)	(55)
Net income	$876	1%	$2,493	2%	$(1,617)	(65)%

Leads.  Lead fees revenues decreased $15.6 million, or 16%, in the first nine months of 2017 compared to the first nine months of 2016 primarily as a result of the elimination of poor quality traffic in the second quarter of 2017 coupled with the disposal of our specialty finance leads product in December 2016.

Advertising. Advertising revenues increased $8.5 million, or 52%, in the first nine months of 2017 compared to the first nine months of 2016 as a result of an increase in click revenue associated with increased click volume and pricing.

Other Revenues.   Other revenues decreased to $0.7 million in the first nine months of 2017 from $1.2 million in the first nine months of 2016 primarily due to the discontinuation of a Manufacturer’s brand utilizing other Company products and lower customer utilization of the mobile product.

Cost of Revenues.  Cost of revenues increased $1.2 million, or 2%, in the first nine months of 2017 compared to the first nine months of 2016 primarily due to increased traffic acquisition costs associated with both lead and click volume offset by a decrease in cost of revenues associated with the specialty finance leads product divestiture effective December 31, 2016.

 Sales and Marketing.  Sales and marketing expense in the first nine months of 2017 decreased $3.3 million, or 24%, compared to the first nine months of 2016 due primarily to non-recurring severance related expenses in the first nine months of 2016 coupled with lower headcount related costs in the first nine months of 2017.

Technology Support. Technology support expense in the first nine months of 2017 decreased by $1.2 million, or 11%, compared to the first nine months of 2016 due primarily to non-recurring severance related expenses in the first nine months of 2016 and lower headcount related costs in the first nine months of 2017.

General and Administrative. General and administrative expense in the first nine months of 2017 decreased $1.3 million, or 12%, from the first nine months of 2016 due to lower headcount related costs in the first nine months of 2017.

Depreciation and Amortization.  Depreciation and amortization expense in the first nine months of 2017 decreased $0.2 million to $3.6 million compared to $3.8 million in the first nine months of 2016 primarily due to normal amortization.

Litigation Settlements.  Payments received primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery were $76,000 for the first nine months of 2017 compared to net payments received of $25,000 in the first nine months of 2016 due to the payment of $41,000 in settlement of CAN-SPAM claims assumed in connection with the acquisition of Dealix/Autotegrity in the first nine months of 2016.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net was $0.3 million for the first nine months of 2017 compared to $0.6 million in the first nine months of 2016.  Interest expense decreased to $602,000 in the first nine months of 2017 from $661,000 in the first nine months of 2016 primarily due to a decreased balance on our term loans. We also recorded $0.3 million in other income during the first nine months of 2017 related to the Specialty Finance Leads License Agreement with Internet Brands.

Income Taxes. Income tax expense was $0.5 million in the first nine months of 2017 compared to income tax expense of $1.2 million in the first nine months of 2016.  Income tax expense for the first nine months of 2017 differed from the federal statutory rate primarily due to state income taxes and the impact of stock-based compensation.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$12,468	$12,081
Net cash used in investing activities	(2,218)	(2,246)
Net cash used in financing activities	(4,066)	(1,099)

Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $44.7 million as of September 30, 2017 compared to $38.5 million as of December 31, 2016.

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

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the nine months ended September 30, 2017 of $12.5 million resulted primarily from net income of $0.9 million, as adjusted for non-cash charges.  We also had net increases in working capital, driven by a decrease in our accounts receivable balance related to the timing of payments received offset by cash used to reduce accrued liabilities of $3.1 million primarily related to the payment of annual incentive compensation amounts accrued in 2016 and paid in the first nine months of 2017.

Net cash provided by operating activities in the nine months ended September 30, 2016 of $12.1 million resulted primarily from net income of $2.5 million, as adjusted for non-cash charges.  We also had net decreases in working capital, driven by an increase in our accounts receivable balance related to the timing of payments received offset by an increase in accounts payable of $3.7 million.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $2.2 million in the nine months ended September 30, 2017 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net cash used in investing activities was $2.2 million in the nine months ended September 30, 2016 which primarily related to a $0.4 million investment in GoMoto and purchases of property and equipment and expenditures related to capitalized internal use software of $1.9 million.

Net Cash Used In Financing Activities.  Net cash used in financing activities of $4.1 million primarily related to payments of $3.9 million made against the term loan borrowings and $1.2 million used to repurchase Company common stock in the first nine months of 2017. In addition, stock options for 191,074 shares of the Company’s common stock were exercised in the first nine months of 2017 resulting in $1.1 million cash inflow.

Net cash used in financing activities of $1.1 million primarily related to payments of $3.9 million made against the term loan borrowings in the first nine months of 2016. In addition, stock options for 334,861 shares of the Company’s common stock were exercised in the first nine months of 2016 resulting in $2.9 million cash inflow.

Off-Balance Sheet Arrangements

At September 30, 2017, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three and nine months ended September 30, 2017 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2016 Form 10-K.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to Company purchases of AutoWeb, Inc. common stock during the three months ended September 30, 2017:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2017 – July 31, 2017	—	—	—	$1,220,364

August 1, 2017 – August 31, 2017	—	—	—	1,220,364

September 1, 2017 – September 30, 2017	145,821	$8.20	145,821	24,751

Total	145,821	$8.20	145,821	$24,751

(1)
On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of the Company’s common stock, and on September 17, 2014 the Company announced that the board of directors had approved the repurchase of up to an additional $1.0 million of the Company’s common stock.  The repurchase of the Company’s common stock during the three months ended September 30, 2017 completes the previously authorized stock repurchase programs. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  On September 6, 2017, the Company announced that its board of directors authorized the Company to repurchase an additional $3.0 million of the Company’s common stock. The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  The Company may repurchase the Company’s common stock from time to time on the open market or in private transactions. The Company funded repurchases and anticipates that it will fund future repurchases through the use of available cash.

Item 6.  Exhibits

2.1‡
Asset Purchase and Sale Agreement dated as of December 19, 2016 by and among AutoWeb, Inc. (formerly Autobytel Inc.), Car.com, Inc., a Delaware corporation, and Internet Brands, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2016 (SEC File No. 001-34761)

3.1
Sixth Restated Certificate of Incorporation of AutoWeb, Inc. effective October 9, 2017, which is incorporated herein by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on October 10, 2017 (SEC File No. 001-34761)

3.2
Seventh Amended and Restated Bylaws of AutoWeb, Inc. dated October 9, 2017, which is incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the SEC on October 10, 2017 (SEC File No. 001-34761)

4.1
Tax Benefit Preservation Plan dated as of May 26, 2010 between AutoWeb, Inc. (formerly Autobytel Inc.) and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of AutoWeb, Inc. (formerly Autobytel Inc.), which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between AutoWeb, Inc. (formerly Autobytel Inc.) and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761), and as amended by Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between AutoWeb, Inc. (formerly Autobytel Inc.) and Computershare Trust Company, N.A., as rights agent, which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761)

4.2
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan dated July 12, 2012, which is incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1■
Form of Restricted Stock Award Agreement pursuant to the AutoWeb, Inc. (formerly Autobytel Inc.) Amended and Restated 2014 Equity Incentive Plan which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2017 (SEC File No. 001-34761)

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

■
Management Contract or Compensatory Plan or Arrangement.

‡
Certain schedules in this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  AutoWeb, Inc. will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request; provided, however, that AutoWeb, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

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

AutoWeb, Inc.

Date: November 2, 2017	By:	/s/ Kimberly S. Boren
Kimberly S. Boren
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 2, 2017	By:	/s/ Wesley Ozima
Wesley Ozima
Senior Vice President and Controller
(Principal Accounting Officer)