Form 10-K
period 2017-12-31
AutoWeb, Inc.
filed 2018-03-15
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of $12.61 for our common stock on The Nasdaq Capital Market on June 30, 2017, the aggregate market value of outstanding shares of common stock held by non-affiliates was approximately $140 million.

As of March 12, 2018, 13,074,558 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of our Definitive Proxy Statement for the 2018 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AutoWeb, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

PART I

Item 1.                      Business

AutoWeb, Inc. was incorporated in 1996 under the laws of the State of Delaware. Unless specified otherwise, as used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” or “AutoWeb” refer to AutoWeb, Inc. and its subsidiaries.

On October 9, 2017, the Company changed its name from Autobytel Inc. to AutoWeb, Inc., assuming the name of AutoWeb, Inc., which was the name of the company that was acquired by the Company in October 2015. In connection with this name change, the Company’s stock ticker symbol was changed from “ABTL” to “AUTO” on The Nasdaq Capital Market.

Overview

We are a digital marketing company for the automotive industry that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers by utilizing our digital sales enhancing products and services. Our consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and gives in-market consumers the ability to connect with Dealers regarding purchasing or leasing vehicles. These consumers are connected to Dealers via our various programs for online lead referrals (“Leads”). The Company’s AutoWeb® consumer traffic referral product (“AutoWeb Traffic Product”) engages with car buyers from AutoWeb’s network of automotive websites and uses our proprietary technology to present them with highly relevant offers based on their make and model of interest and their geographic location. We then direct these in-market consumers to key areas of a Dealer’s or Manufacturer’s website to maximize conversion for sales, service or other products or services.

Available Information

Our corporate website is located at www.autoweb.com. Information on our website is not incorporated by reference in this Annual Report on Form 10-K. At or through the Investor Relations section of our website we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after this material is electronically filed with or furnished to the SEC and The Nasdaq Stock Market. Our Code of Conduct and Ethics is available at the Corporate Governance link of the Investor Relations section of our website, and a copy of the code may also be obtained, free of charge, by writing to the Corporate Secretary, AutoWeb, Inc., 18872 MacArthur Boulevard, Suite 200, Irvine, California 92612-1400.

Significant Business Developments

DealerX

On October 5, 2017, the Company and DealerX Partners, LLC, a Florida limited liability company (“DealerX”), entered into a Master License and Services Agreement (“DealerX License Agreement”). Pursuant to the terms of the DealerX License Agreement, AutoWeb was granted a perpetual license to access and use DealerX’s proprietary platform and technology for targeted, online marketing. DealerX will operate the platform for AutoWeb and provide enhancements to and support for the DealerX platform for at least an initial five-year period (“Platform Support Obligations”). See Note 5 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Stock Repurchase

On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of the Company’s common stock, and on September 17, 2014, the Company announced that its board of directors had approved the repurchase of up to an additional $1.0 million of the Company’s common stock.  On September 6, 2017, the Company announced that its board of directors authorized the Company to repurchase an additional $3.0 million of the Company’s common stock. Under these repurchase programs, we may repurchase common stock from time to time on the open market or in private transactions. These authorizations do not require us to purchase a specific number of shares, and the board of directors may suspend, modify or terminate the programs at any time. We will fund future repurchases through the use of available cash.  During 2017, we repurchased 226,698 shares for an aggregate price of $1.9 million. The average price paid for all shares repurchased during 2017 was $8.37. The shares repurchased during 2017 were cancelled and returned to authorized and unissued shares.

 Industry Background

   We believe that consumers engaged in the vehicle purchasing process have adopted the internet, primarily because the internet is one of the best methods to easily find the information necessary to make informed buying decisions. Additionally, the internet is a primary tool for consumers to begin communicating with local Dealers regarding vehicle pricing, availability, options and financing. J.D. Power and Associates reported in 2017 that 78% of automotive consumer buyers surveyed use third party websites for vehicle research. In addition, we believe that many Dealers and all major Manufacturers that market their vehicles in the U.S. use the internet as an efficient way to reach consumers through marketing programs. According to Automotive News, U.S. light vehicle sales were 17.2 million in 2017, a decrease from 17.5 million vehicles sold in 2016.  J.D. Power/LMC Automotive are forecasting 2018 U.S. total light vehicle sales and retail light-vehicle sales at 17.0 million and 13.7 million, respectively.

 Products and Services

Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites (“Non-Company Websites”). We sell Internally-Generated Leads and Non-Internally-Generated Leads directly to Dealers and indirectly to Dealers through a wholesale market consisting of Manufacturers and other third parties in the automotive Lead distribution industry.  The AutoWeb Traffic Product links consumers to Dealers and Manufacturer websites when the consumers click on advertisements on Company Websites as well as websites operated by third parties that have contracted with the Company as publishers under the AutoWeb Traffic Product. In addition to our Leads and AutoWeb Traffic Product programs, we also offer Dealers and Manufacturers other products and services, including WebLeads+ and Payment Pro®, to assist them in capturing online, in-market customers and selling more vehicles by improving conversion of Leads to sale transactions.

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

New Vehicle Leads Program. Our Leads program for new vehicles allows consumers to submit requests for pricing and availability of specific makes and models.  A new vehicle Lead provides a Dealer with information regarding the make and model of a vehicle in which the consumer is interested, and may also include additional data regarding the consumer’s needs, including any vehicle trade-in, whether the consumer wishes to lease or buy, and other options that are important to the vehicle acquisition decision. A Lead will usually also include the consumer’s name, phone number and email address and may include a postal address.

Dealers participating in our new vehicle Leads program are provided with iControl by AutoWeb, our proprietary technology that allows Dealers many options to filter and control the volume and source of their Leads. iControl by AutoWeb can be controlled at the dealership (or by a representative of AutoWeb on behalf of the dealership), at the Dealer group level from a web-based, easy-to-use console that makes it quick and simple for dealerships to change their Lead acquisition strategy to adjust for inventory conditions at their dealerships and broader industry patterns (such as changes in gas prices or changes in consumer demand). From the console, dealerships can easily contract or expand territories and increase, restrict or block specific models and Lead web sources, making it much easier to target inventory challenges and focus marketing resources more efficiently.

Our Leads are subject to quality verification that is designed to maintain the high-quality of our Leads and increase the Lead buy rates for our Lead customers. Quality verification includes the validation of name, phone number, email address and postal address. Our quality verification also involves proprietary systems as well as arrangements with third party vendors specializing in customer validation. After a Lead has been subjected to quality verification, if we have placement coverage for the Lead within our own Dealer network, we send the Lead to Dealers that sell the type of vehicle requested in the consumer’s geographic area. We also send an email message to the consumer with the Dealer’s name and phone number, and if the Dealer has a dedicated internet manager, the name of that manager. Dealers contact the consumer with a price quote and availability information for the requested vehicle. In addition to sales of Leads directly to Dealers in our network, we also sell Leads wholesale to Manufacturers for delivery to their Dealers and to third parties that have placement coverage for the Lead with their own customers.

  Dealers participate in our retail new vehicle Lead program by entering into contracts directly with us or through major Dealer groups. Generally, our Dealer contracts may be terminated by either party on 30 days’ notice and are non-exclusive. The majority of our retail new vehicle Lead revenues consists of either a monthly subscription or a per-Lead fee paid by Dealers in our network; however, under our pay-per-sale program, we offer a limited number of Dealers in states where we are permitted to charge on a per transaction basis the opportunity to pay a flat per transaction fee for a Lead that results in a vehicle sale. We reserve the right to adjust our fees to Dealers upon 30 days’ prior notice at any time during the term of the contract. Manufacturers (directly or through their marketing agencies) and other third parties participate in our wholesale new vehicle Lead programs generally by entering into agreements where either party has the right to terminate upon prior notice, with the length of time for the notice varying by contract. Revenues from retail new vehicle Leads accounted for 19%, 22% and 27% of total revenues in 2017, 2016 and 2015, respectively. Revenues from wholesale Leads accounted for 46%, 46% and 47% of total revenues in 2017, 2016 and 2015, respectively.

We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  Our Manufacturer and wholesale customers match the Leads we deliver to our customers against vehicle sales to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to these customers.  We also obtain vehicle registration data from a third party provider. This information, together with our internal analysis allows us to estimate the buy rates for the consumers who submitted the Internally-Generated Leads and Non-Internally Generated Leads that we delivered to our customers, and based on these estimates, to estimate an industry average buy rate. Based on the most current information and our internal analysis, we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 19%.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

 In addition, we report a number of key metrics to our customers, allowing them to gain a better understanding of the revenue opportunities that they may realize by acquiring Leads from us.  We can now optimize the mix of Leads we deliver to our customers based on multiple sources of quality measurements. Also, by reporting the buying behavior of potential consumers, the findings also can help shape improvements to online Lead management, online advertising and dealership sales process training.  By providing actionable data, we place useful information in the hands of our customers.

During 2017, we continued to focus our Dealer acquisition and retention strategies on dealerships to which we could deliver a higher percentage of our Internally-Generated Leads.  We believe this will result in increased vehicle sales for our Dealers and ultimately stronger relationships with us because, based on our evaluation of  the performance data and information discussed above, we believe our Internally-Generated Leads are of  high-quality.

Used Vehicle Leads Program. Our used vehicle Lead program allows consumers to search for used vehicles according to specific search parameters, such as the price, make, model, mileage, year and location of the vehicle. The consumer is able to locate and display the description, price and, if available, digital images of vehicles that satisfy the consumer’s search parameters.  The consumer can then submit a Lead for additional information regarding a vehicle that we then deliver to the Dealer offering the vehicle. In addition to sending Leads directly to Dealers through our Lead delivery system, consumers may choose to contact the Dealer using a toll free number posted next to the vehicle search results. We charge each Dealer that participates in the used Vehicle Leads program a monthly subscription or per Lead fee.  Revenues from used vehicle Leads accounted for 9%, 10% and 11% of total revenues in 2017, 2016 and 2015, respectively.

Other Dealer Products and Services

In addition to Leads and AutoWeb Traffic Product programs, we also offer products and services that assist Dealers in connecting with in-market consumers and closing vehicle sales.

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

Payment Pro®. Payment Pro® is a Dealer website conversion tool based on a third party product that offers consumers real-time online monthly payment information based on an instant evaluation process.  The payments are based on the consumer’s credit, the actual vehicle being researched and the Dealer finance rates without requiring the consumer to provide personal information, such as date of birth or social security number. The Lead goes directly into the Dealer’s management tool so that a salesperson can promptly address the consumer’s inquiry.

Advertising Programs

Our Company Websites attract an audience of prospective automotive buyers that advertisers can target through display advertising. A primary way advertisers use our Company Websites to reach consumers is through vehicle content targeting. This allows automotive marketers to reach consumers while they are researching one of our comprehensive automotive segments such as mini-vans or SUVs and offer Manufacturers sponsorship opportunities to assist in their efforts both in terms of customer retention and conquest strategies. Our Company Websites also offer Manufacturers the opportunity to feature their makes and models within highly contextual content. Through their advertising placements, Manufacturers can direct consumers to their respective websites for further information. We believe this transfer of consumers from our Company Websites to Manufacturer sites is the most significant action measured by Manufacturers in evaluating our performance and value for the Manufacturer’s marketing programs. Through our agreement with Jumpstart Automotive Group (“Jumpstart”), Jumpstart sells our fixed placement advertising across our Company Websites to automotive advertisers. Jumpstart has informed us that Jumpstart currently reaches approximately 44 million unique visitors per month and works with every major automotive Manufacturer across its portfolio of digital publishers.  We also offer a direct marketing platform that enables Manufacturers to selectively target in-market consumers during the often-extended vehicle shopping process. Designed to keep a specific automotive brand in consideration, our direct marketing programs allow automotive marketers to deliver specific communication through either email or direct mail formats to in-market consumers during their purchase cycle.

 Our AutoWeb Traffic Product is our pay-per-click advertising program. The AutoWeb Traffic Product utilizes proprietary technology to offer consumers who are shopping targeted offers based on make, model and geographic location. As these consumers are conducting research on one of AutoWeb’s consumer facing websites or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of our Dealer, Manufacturer or advertising customers. The AutoWeb network of publisher websites reaches and engages with millions of potential car buyers each month, and we believe it provides high-intent, quality traffic that Dealers and other customers cannot typically reach through their own marketing efforts. The AutoWeb Traffic Product is flexible and in addition to driving traffic to a vehicle detail page, it can also send website traffic to new vehicle sales, service, used vehicles or to any other department where a customer wants to engage with in-market consumers. In addition, we believe that the AutoWeb Traffic Product can be used to conquest competitive shoppers who are researching another brand more effectively than can typically be done using other search engines. Advertisers only pay for the clicks they receive, and are able to structure campaigns with flexible budgets and no long-term commitments in order to manage spend versus key performance indicators. Ongoing feedback from our customers is that this traffic provides excellent time-on-site, below-average bounce rates, higher-than-average page views and is a valuable tool to help Dealers sell more vehicles.

Advertising revenues, including direct marketing, accounted for 24%, 16% and 8% of total revenues in 2017, 2016 and 2015, respectively.

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

Increasing The Supply of High-Quality Leads. High-quality Leads are those Leads that result in high transaction (i.e., purchase) closing rates for our Dealer customers.  Internally-Generated Leads are generally higher quality than Non-Internally-Generated Leads and increase the overall quality of our Lead portfolio. Non-Internally-Generated Leads are of varying quality depending on the source of these Leads. We plan to increase the supply of high-quality Leads generated to sell to our customers primarily by:

●
Increasing traffic acquisition activities for our Company Websites. Traffic to our Company Websites is monetized primarily though the creation of Leads that are delivered to our Dealer or Manufacturer customers to help them market and sell new and used vehicles, and through the sale of advertising space on our Company Websites. We plan to increase the traffic to our Company Websites through effective SEO and SEM traffic acquisition activities and enhancements to our Company Websites.

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

●
Relationships with Suppliers of High-Quality, Non-Internally-Generated Leads. We plan to continue to develop and maintain strong relationships with suppliers of Non-Internally-Generated Leads that consistently provide high-quality Leads.

Increasing Leads Sales to our Customers. Our principal source of revenue comes from sales of Leads to our retail and wholesale Lead customers. Our goal is to increase sales of Leads to our customers primarily by:

●
Increasing Lead Sales to Dealers. Sales of Leads to our Dealer network constitute a significant source of our revenues.  Our goal is to increase the number of Leads sold to our retail Dealer customers by:

o
increasing the quality of the Leads sold to our Dealers,
o
increasing the number of Dealers in our Dealer network,
o
reducing Dealer churn in our Dealer network,
o
providing customizable Lead programs to meet our Dealers’ unique marketing requirements,
o
providing additional value added marketing services that help Dealers more effectively utilize the internet to market and sell new and used vehicles,
o
increasing overall Dealer satisfaction by improving all aspects of our services,
o
increasing the size of our retail Dealer footprint,
o
focusing on higher revenue Dealers that are more cost-effective to support; and
o
enhancing our internal Lead generation activities by leveraging our expanded retail lead coverage.

●
Increasing Lead Sales to Wholesale Customers.  We currently have agreements to sell Leads to 31 Manufacturer Lead programs, including all mainstream Manufacturers, with the exception of one luxury brand that has yet to launch a Lead program.  We intend to continue to demonstrate the value of third party leads to Manufacturers by utilizing close rate and cross sell data that demonstrates that third party leads result in incremental sales for the Manufacturers.  Our intention is to increase revenue by having  Manufacturers enhance business rules, program capacity, pricing and coverage so that each Manufacturer can purchase more of our Internally-Generated Leads.

Continuing to develop the AutoWeb Traffic Product targeted pay-per-click program for online automotive advertisers and publishers.  Our AutoWeb Traffic Product uses proprietary technology and a pay-per-click business model to analyze web traffic and adjust advertiser costs accordingly based on traffic quality.  This traffic network is targeted to attract high-intent, high-volume publishers and is intended to allow them to monetize traffic that has previously been under-monetized.  In-market car shoppers are presented with highly relevant display advertisements and benefit from an online experience that delivers information that consumers use in making their car buying decisions.  Manufacturers benefit from this high-quality traffic from serious in-market car buyers.  Our AutoWeb Traffic Product enables Manufacturers and Dealers to optimize their advertising by driving traffic to appropriate areas of their Tier 1 (Manufacturer national advertising), Tier 2 (Manufacturer and advertising associations regional advertising) and Tier 3 (Dealer) websites.

We believe that Manufacturers and Dealers will see the measureable attribution from this click traffic and will reallocate marketing spend from traditional channels into this emerging medium. We also plan to grow the size of this addressable marketplace by adding high-quality and high volume automotive publishers to our network, by targeting in-market consumers on a variety of social media platforms and by continuing to optimize this advertising platform on our consumer facing websites, whose traffic we believe will continue to scale. In addition, we believe that the flexibility of our solution combined with high-quality traffic with automotive purchase intent may allow us to increase the amount charged per click as the network grows and as the level of attribution from this product is understood by advertising partners.

Increasing Display Advertising Revenues.  As traffic to, and time spent on, our Company Websites by consumers increases, we will seek to increase our advertising revenues.  Through our agreement with Jumpstart we benefit from Jumpstart's relationships with every major automotive Manufacturer and/or its advertising agencies by increasing revenue for our traditional display advertising.  It is our belief that if the volume of our traffic continues to increase, advertisers will recognize this increased value by agreeing to purchase additional advertising space available on our Company Websites.  Additionally, we believe that our AutoWeb Traffic Product provides an opportunity to increase AutoWeb advertising revenue through additional monetization opportunities for our existing and growing traffic.

Focus on Mobile Technologies.  As consumers increasingly engage with Internet content using mobile devices, AutoWeb will continue to focus on advanced mobile technologies that facilitate communication between Dealers and consumers on smart phones and tablets at the time, place, and in a manner preferred by many consumers.   This focus on the mobile platform is a core part of our strategy moving forward regarding lead generation, automotive research, website advertising and traffic generation.

Continuing to Expand our Products and Services. We gather significant amounts of data on consumer intent as it relates to purchasing vehicles.  We intend to use this data to create products and services, including direct business database offerings, that we believe will ultimately help Manufacturers and Dealers market and sell more new and used vehicles.  Our objective is to generate revenues from this asset in the most effective and efficient ways possible.

Strategic Acquisitions, Investments and Alliances. Our goal is to grow and enhance our business. We may do so, in part, through strategic acquisitions, investments and alliances. We continue to review strategic opportunities that may provide opportunities for growth. We believe that strategic acquisitions, investments and alliances may allow us to increase market share, benefit from advancements in technology and strengthen our business operations by enhancing our product and service offerings.

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

Intellectual Property

Our intellectual property includes patents related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information.  We have registered trademarks with the United States Patent and Trademark Office, including AutoWeb®, AutoWeb.com®, the global highway logo, Autobytel, Autobytel.com, MyGarage, Your Lifetime Automotive Advisor®, iControl by Autobytel®, TextShield®, and Payment Pro®. We have also been issued patents related to methods and systems for managing a Lead in data center systems and a method and system for managing Leads and routing them to one or more destinations. We cannot provide any assurances that any of our intellectual property rights will be enforceable by us in litigation.

Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Competition

In the automotive-related digital marketing services marketplace we compete for Dealer and Manufacturer customers.  Competition with respect to our core Lead referral programs continued to be impacted by changing industry conditions in 2017. We continue to compete with several companies that maintain business models similar to ours, some with greater resources. In addition, competition has increased from larger competitors that traditionally have competed only in the used vehicle market.  Dealers continue to invest in their proprietary websites and traffic acquisition activities, and we expect this trend to continue as Dealers strive to own and control more Lead generating assets under their captive brands.  Additionally, all major Manufacturers that market their vehicles in the U.S. have their own websites that market their vehicles direct to consumers and generate Leads for delivery direct to the Manufacturers’ Dealers.

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

In pay-per-click advertising, we compete with established search engine providers as well as with a growing number of digital marketing platforms focused on generating dealership website traffic from inventory listings and social media campaigns. In addition, some industry providers who have historically specialized in inventory aggregation or on providing SEM agency services to Dealers are now expanding into the area of website traffic generation. Also, many dealership website providers are now offering traffic solutions as part of their bundle of services.

In addition, some traditional data providers are moving to deliver personalized digital marketing services at scale. These digital marketing hubs and data management platforms provide marketers with standardized access to audience data, content, workflow triggers and operational analytics to automate execution and optimization of multichannel campaigns. These services could be used as a source of lead generation and website traffic by Dealers and Manufacturers and could replace by our existing product offerings.

Customers

We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Media.net Advertising. During 2017, approximately 34% of our total revenues were derived from these three customers, and approximately 43% or $11.6 million of gross accounts receivable related to these three customers at December 31, 2017.  In 2017, Urban Science Applications accounted for 15% and 20% of total revenues and accounts receivable as of December 31, 2017, respectively. In 2017, Media.net Advertising accounted for 11% of both total revenues and accounts receivable as of December 31, 2017, respectively.

Operations and Technology

We believe that our future success is significantly dependent upon our ability to provide high-performance, reliable and comprehensive websites, advertising systems; enhance consumer and Dealer product and service offerings; maintain the highest levels of information privacy; and ensure transactional security. Our Company Websites and advertising systems are hosted at secure third-party data center facilities and public cloud providers. These data centers and public cloud systems utilize redundant power infrastructure, redundant network connectivity, multiple locations, distributed services, fire detection and suppression systems and security systems to prevent unauthorized access and to provide high availability of their services, upon which our technology is built, deployed and operated. Our network and computer systems are built on industry standard technology.

System enhancements are primarily intended to accommodate increased traffic across our Company Websites, improve the speed in which Leads and advertisements are processed and introduce new and enhanced products and services. System enhancements entail the implementation of sophisticated new technology and system processes. We implement industry standard automation and delivery processes and employ centralized quality assurance to improve the quality, scalability, security, and availability of our products. We plan to continue to make investments in technology as we believe appropriate.

Government Regulation

We are subject to laws and regulations generally applicable to providers of digital marketing services, including federal and state laws and regulations governing data security and privacy; voice, email and text messaging communications with consumers; unfair and deceptive acts and practices; advertising; contests, sweepstakes and promotions; and content regulation. For additional important information related to government regulation of our business, including governmental regulations relating to the marketing and sale of automobiles, see the information set forth in Part I, Item 1A“Risk Factors” of this Annual Report on Form 10-K.

Employees

As of March 12, 2018, we had 228 employees.  None of our employees are represented by labor unions.

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

 We derive more than 98% of our Lead revenues from Lead fees paid by Dealers and Manufacturers participating in our Lead programs. Our Lead fees decreased $23.6 million, or 18%, in 2017 compared to 2016. Our ability to increase revenues from sales of Leads is dependent on a mix of interrelated factors that include increasing Lead revenues by attracting and retaining Dealers and Manufacturers and increasing the number of high-quality Leads we sell to Dealers and Manufacturers. We are also focused on higher revenue Dealers that are more cost-effective to support. Our sales strategy is intended to result in more profitable relationships with our Dealers both in terms of cost to supply Leads and to support the Dealers. Dealer churn impacts our revenues, and if our sales strategy does not mitigate the loss in revenues by maintaining the overall number of Leads sold by increasing sales to other Dealers or Manufacturers while maintaining the overall margins we receive from the Leads sold, our revenues would decrease. We cannot provide any assurances that we will be able to increase Lead fee revenues, prevent Dealer attrition or offset the revenues lost due to Dealer attrition by other means, and our failure to do so could materially and adversely affect our financial performance.

We may lose customers or quality Lead supplies to our competitors.

Our ability to provide increased numbers of high-quality Leads to our customers is dependent on increasing the number of Internally-Generated Leads and acquiring high-quality Non-Internally-Generated Leads from third parties. Originating Internally-Generated Leads is dependent on our ability to increase consumer traffic to our Company Websites by providing secure and easy to use websites with relevant and quality content for consumers and increasing visibility of our brands to consumers and by our SEM activities. We compete for Dealer and Manufacturer customers and for acquisition of Non-Internally-Generated Leads with companies that maintain automotive Lead referral businesses that are very similar to ours. Many of these competitors are larger than us and have greater financial resources than we have. If we lose customers or quality Lead supply volume to our competitors, or if our pricing or cost to acquire Leads is impacted, our financial performance will be materially and adversely impacted.

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
●
The effect of changes in transportation policy, including the potential increase of public transportation options; and
●
The effect of fewer vehicles being purchased as a result of new business models and changes in consumer attitudes regarding the need for vehicle ownership.

Concentration of credit risk and risks due to significant customers could materially and adversely affect our financial performance.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are primarily maintained with two financial institutions in the United States. Deposits held by banks exceed the amount of insurance provided for such deposits. Generally these deposits may be redeemed upon demand. Accounts receivable are primarily derived from fees billed to Dealers and Manufacturers. We have a concentration of credit risk with our automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Media.net Advertising. During 2017 approximately 34% of the Company’s total revenues were derived from these customers, and they accounted for approximately 43% or $11.6 million of gross accounts receivable at December 31, 2017. No collateral is required to support our accounts receivables, and we maintain an allowance for bad debts for potential credit losses.  If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with their services, additional estimated allowances for bad debts and customer credits may be required, and the adverse impact on our financial performance could be material.

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

We may be deemed to “operate” or “do business” in states where our customers conduct their business, resulting in regulatory action. If any state licensing laws were determined to be applicable to us, and if we are required to be licensed and we are unable to do so, or we are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states.  In the event any state’s regulatory requirements impose state specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that may undermine the program’s attractiveness to consumers or Dealers. In the alternative, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in that state. In each case, our financial performance could be materially and adversely affected.  We have identified below areas of government regulation, which if changed or interpreted to apply to our business, we believe could be costly for us and could materially and adversely affect our financial performance.

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

Because our business is dependent on the internet, the adoption of new local, state or federal tax laws or regulations or new interpretations of existing laws or regulations by governmental authorities may subject us to additional local, state or federal sales, use or income taxes and could decrease the growth of internet usage or marketing or the acceptance of internet commerce which could, in turn, decrease the demand for our services and increase our costs.  As a result, our financial performance could be materially and adversely affected. State taxing authorities are reviewing and re-evaluating the tax treatment of companies engaged in internet commerce, including the application of sales taxes to internet marketing businesses similar to ours, as a source of tax revenues. We accrue for tax contingencies based upon our estimate of the taxes ultimately expected to be paid, which we update over time as more information becomes available, new legislation or rules are adopted or taxing authorities interpret their existing statutes and rules to apply to internet commerce, including internet marketing businesses similar to ours.  The amounts ultimately paid in resolution of reviews or audits by taxing authorities could differ materially from the amounts we have accrued and result in additional tax expense, and our financial performance could be materially and adversely affected.

Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial results.

The Company is subject to taxation in the U.S. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The changes included in the TCJA are broad and complex and, among other items, reduce the corporate tax rate. The final transition impacts of the TCJA may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, and any changes in accounting standards for income taxes or related interpretations in response to the TCJA. The TCJA, or future changes in tax laws applicable to us, could materially increase our future income tax expense.

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

Data privacy laws, rules and regulations. Various laws, rules and regulations govern the collection, use, retention, sharing and security of data that we receive from our users, advertisers and affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others. Further, failure or perceived failure by us to comply with our policies, applicable requirements or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertisers or Lead referral and advertising affiliates. We cannot predict whether new legislation or regulations concerning data privacy and retention issues related to our business will be adopted, or if adopted, whether they could impose requirements that may result in a decrease in our user registrations and materially and adversely affect our financial performance.  Proposals that have or are currently being considered include restrictions relating to the collection and use of data and information obtained through the tracking of internet use, including the possible implementation of a “Do Not Track” list, that would allow internet users to opt-out of such tracking. Other proposals include enhanced rights for consumers to obtain information regarding the sharing or sale of their personal information and rights to opt-out or prevent the sharing or sale of their personal information to third parties.

Security risks associated with online Leads collection and referral, advertising and e-commerce risks associated with other online fraud and scams.  A significant issue for online businesses like ours is the secure transmission of confidential and personal information over public networks. Concerns over the security of transactions conducted on the internet, consumer identity theft and user privacy issues have been significant barriers to growth in consumer use of the internet, online advertising and e-commerce. Despite our implementation of security measures, our computer systems or those of our vendors may be susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may specifically compromise our security measures. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Any perceived or actual unauthorized disclosure of personally identifiable information that we collect or store, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers or Lead or traffic suppliers. If consumers experience identity theft related to personally identifiable information we collect or store, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or to supply us leads or traffic, or a decline in consumer confidence in financial transactions over the internet, our business could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. Internet fraud has been increasing over the past few years, and the Company has experienced fraudulent use of our name and trademarks on websites in connection with the purported sale of vehicles offered on third party websites, with payments to be handled through an online escrow service purported to be owned and operated by the Company.  These fraudulent online transactions and scams, should they continue to increase in prevalence, could affect our reputation with consumers and give rise to claims by consumers for funds transferred to the fraudulent accounts, which could materially and adversely affect our financial performance.

We are insured for some, but not all, of the foregoing risks.  Even for those risks for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all costs, liabilities or losses we might incur or experience.

Telemarketing Risks.   We are subject to various federal and state laws, rules, regulations and orders regarding telemarketing and privacy, including restrictions on the use of unsolicited emails and restrictions on marketing activities conducted through the use of telephonic communications (including text messaging to mobile telephones). Our financial performance could be adversely affected by newly-adopted or amended laws, rules, regulations and orders relating to telemarketing and increased enforcement of such laws, rules, regulations or orders by governmental agencies or by private litigants. One example of regulatory changes that may affect our financial performance are the regulations under the Telephone Consumer Protection Act (“TCPA”). Regulations adopted by the Federal Communications Commission under the TCPA require the prior express written consent of the called party before a caller can initiate telemarketing calls (i) to wireless numbers (including text messaging) using an automatic telephone dialing system or an artificial or prerecorded voice; or (ii) to residential lines using an artificial or prerecorded voice. Failure to comply with the TCPA can result in significant penalties, including statutory damages. We may become subject to lawsuits (including class-action lawsuits) alleging that our business violated the TCPA. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Such litigation, even if not meritorious, could result in substantial costs and diversion of management attention and an adverse outcome could materially and adversely affect our financial performance.  Our efforts to comply with these regulations may negatively affect conversion rates of leads, and thus, our revenue or profitability.

Technology Risks

 Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease. If we are required to invest substantial amounts in technology, our financial performance will be adversely impacted.  The internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, including mobile internet applications, and the emergence of new industry standards and practices that could render our existing websites and technology obsolete. These market characteristics are intensified by the evolving nature of the market and the fact that many companies are expected to introduce new internet products and services in the near future. If we are unable to adapt to changing technologies, our financial performance could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our websites, mobile applications and other proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our websites or other proprietary technology to customer requirements or to emerging industry standards. In addition, if we are required to invest substantial amounts in technology in order to keep pace with technological advances, our financial performance could be materially and adversely affected.

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

We are dependent upon third parties for certain support services and should they fail to perform, our financial performance could be materially and adversely affected. We rely on various third parties to provide certain support services. For example, Dealer X operates the platform for AutoWeb and provides enhancements, and support for the DealerX platform for an initial five year period. Should a third party fail to perform or perform adequately, our financial performance could be materially and adversely affected.

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
●
Integrations of acquisitions are often complex, time-consuming and expensive, and if acquisitions are not successfully integrated they could materially and adversely affect our financial performance. The challenges involved with integration of acquisitions include:
o
Diversion of management attention to assimilating the acquired business from other business operations and concerns.
o
Integration of management information and accounting systems of the acquired business into our systems, and the failure to fully realize all of the anticipated benefits of an acquisition.
o
Difficulties in assimilating the operations and personnel of an acquired business into our own business.
o
Difficulties in integrating management information and accounting systems of an acquired business into our current systems.
o
Convincing our customers and suppliers and the customers and suppliers of the acquired business that the transaction will not diminish client service standards or business focus and that they should not defer purchasing decisions or switch to other suppliers.
o
Consolidating and rationalizing corporate IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code and business processes.
o
Persuading employees that business cultures are compatible, maintaining employee morale, retaining key employees and integrating employees into the Company.
o
Coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures.
o
Managing integration issues shortly after or pending the completion of other independent transactions.

Securities Market Risks

The public market for our common stock may be volatile, especially because market prices for internet-related and technology stocks have often been unrelated to operating performance.  Our common stock is currently listed on The Nasdaq Capital Market under the symbol “AUTO,” but we cannot assure that an active trading market will be sustained or that the market price of the common stock will not decline. The stock market in general periodically experiences significant price fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as:

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

Further, the stock markets, and in particular The Nasdaq Capital Market, have experienced price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of those companies. These broad market factors have affected and may adversely affect the market price of our common stock. In addition, general economic, political and market conditions, such as recessions, interest rates, energy prices, international currency fluctuations, terrorist acts, political revolutions, military actions or wars, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies with publicly traded securities. Following announcement of our financial results for the year ended December 31, 2017 and the departures of our Chief Executive Officer and Chief Financial Officer, the market price of our common stock declined significantly and a law firm announced that it is investigating investor claims. Should securities related litigation be filed, we could incur substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our financial performance.

Our common stock could be delisted from The Nasdaq Capital Market if we are not able to satisfy continued listing requirements, in which case the price of our common stock  and our ability to raise additional capital and issue equity-based compensation may be adversely affected, and trading in our stock may be less orderly and efficient. For our common stock to continue to be listed on The Nasdaq Capital Market, the Company must satisfy various continued listing requirements established by The Nasdaq Stock Market LLC. In the event the Company were not able to satisfy these continued listing requirements, we expect that our common stock would be quoted on an over-the-counter market.  These markets are generally considered to be less efficient and less broad than The Nasdaq Capital Market. Investors may be reluctant to invest in the common stock if it is not listed on The Nasdaq Capital Market or another stock exchange. Delisting of our common stock could have a material adverse effect on the price of our common stock and would also eliminate our ability to rely on the preemption of state securities registration and qualification requirements afforded by Section 18 of the Securities Act of 1933 for “covered securities.” The loss of this preemption could result in higher costs associated with raising capital, could limit resale of our stock in some states, and could adversely impact our ability to issue equity-based compensation to Company employees.

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

Provisions of our restated certificate of incorporation and bylaws relating to our corporate governance and provisions in our Tax Benefit Preservation Plan could make it difficult for a third party to acquire us, and could discourage a third party from attempting to acquire control of us. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock.

Our restated certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders. Our restated certificate of incorporation also provides that the board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or change in our management because less than a majority of the board of directors are up for election at each annual meeting. In addition, provisions in our restated certificate of incorporation and bylaws:

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

 These provisions could make it more difficult for stockholders to effect corporate actions such as a merger, asset sale or other change in control of us.

Under our Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of five Rights for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $73.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.90% or more of the Company’s outstanding common stock or future acquisitions by any existing holders of 4.90% or more of the Company’s outstanding common stock. If a person or group acquires 4.90% or more of our common stock, all Rights holders, except the acquirer, will be entitled to acquire at the then exercise price of a Right that number of shares of our common stock which, at the time, has a market value of two times the exercise price of the Right.  The Tax Benefit Preservation Plan authorizes our board of directors to exercise discretionary authority to deem a person acquiring common stock in excess of 4.90% not to be an “Acquiring Person” under the Tax Benefit Preservation Plan, and thereby not trigger the Rights, if the Board finds that the beneficial ownership of the shares by the person acquiring the shares will not be likely to directly or indirectly limit the availability to the Company of the net operating loss carryovers and other tax attributes that the plan is intended to preserve or  is otherwise in the best interests of the Company.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the identification of the material weakness described below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017

On March 14, 2018, Moss Adams LLP, our independent registered public accounting firm, advised us that they believed there were control deficiencies in our internal controls over financial reporting such that in the aggregate they constituted a material weakness. Specifically, our independent accounting firm believed we did not adequately evidence management’s expectations, criteria for investigation, and the level of precision used in the performance of the controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

Our management is in the process of evaluating the material weakness described above and intends to promptly remediate it. We are committed to continuing to improve our internal control processes and intend to implement controls to better evidence management’s expectation; however, we cannot be certain of the effectiveness of such implementation or that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements and prevent fraud. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with The Nasdaq Capital Market listing requirements

If we lose our key personnel or are unable to attract, train and retain additional highly qualified sales, marketing, managerial and technical personnel, our business may suffer.

Our future success depends on our ability to identify, hire, train and retain highly qualified sales, marketing, managerial and technical personnel.  In addition, as we introduce new services we may need to hire additional personnel. We may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary managerial, technical, sales and marketing personnel could have a material adverse effect on our financial performance.

Our business and operations are substantially dependent on the performance of our executive officers and key employees.  Each of these executive officers would be difficult to replace.  There is no guarantee that these or any of our other executive officers and key employees will remain employed with us. The loss of the services of one or more of our executive officers or key employees could have a material adverse effect on our financial performance.

Item 1B.
Unresolved Staff Comments

Not applicable.

Item 2.
Properties

Our headquarters are located in Irvine, California. Our headquarters consist of approximately 33,000 square feet of leased office space under a lease that expires in July 2020. Our Tampa, Florida SEM operations are located in offices consisting of approximately 13,000 square feet under a lease that expires in May 2024. Our website development operations located in Guatemala City, Guatemala occupy approximately 10,000 square feet of leased office space under leases that expire in March 2020. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

Item 3.
Legal Proceedings

From time to time, we may be involved in litigation matters arising from the normal course of our business activities. Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect our business, results of operations, financial condition,  cash flows, earnings per share and stock price.  Following the announcement of our financial results for the year ended December 31, 2017 and the departures of our Chief Executive Officer and Chief Financial Officer, the market price of our common stock declined significantly and a law firm announced publicly that it is investigating investor claims. See Risk Factors—“Securities Market Risks” in Part I, Item 1A of this Annual Report on Form 10K.

Item 4.
Mine Safety Disclosures

 Not applicable.

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is listed on The Nasdaq Capital Market and trades under the symbol “AUTO.” The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices of our common stock:

Year	High	Low
2016
First Quarter	$21.01	$14.56
Second Quarter	18.74	12.34
Third Quarter	17.80	13.49
Fourth Quarter	18.28	11.04

2017
First Quarter	14.18	12.01
Second Quarter	14.09	11.65
Third Quarter	12.92	6.89
Fourth Quarter	9.62	6.70

As of March 12, 2018, there were 228 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future.  Payment of any future dividends will depend on our earnings, cash flows and financial condition and will be subject to legal and contractual restrictions.  As of March 12, 2018, our common stock closing price was $3.97 per share.

Purchases of Equity Securities by Issuer

The following table provides information with respect to Company purchases of the Company’s common stock during the three months ended December 31, 2017:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2017 – October 31, 2017	—	—	—	$3,024,751

November 1, 2017 – November 30, 2017	66,877	$8.70	66,877	2,442,874

December 1, 2017 – December 31, 2017	14,000	8.61	14,000	2,322,352

Total	80,877	$8.68	80,877	$2,322,352

(1)
On September 6, 2017, the Company announced that its board of directors authorized the Company to repurchase up to $3.0 million of the Company’s common stock. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.   The authorization may be increased or otherwise modified, renewed, suspended or terminated by the Company at any time, without prior notice.  The Company may repurchase the Company’s common stock from time to time on the open market or in private transactions. The Company funded repurchases and anticipates that it will fund future repurchases, if any, through the use of available cash.

Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite, the S&P Automobile Manufacturers Index, and the S&P Smallcap 600 Automotive Retail Index.  The comparisons reflected in the graph and table below are not intended to predict the future performance of our stock and may not be indicative of our future performance.  The data regarding our common stock assume an investment in our common stock at the closing price of $3.98 per share of our common stock on December 31, 2012.

	Cumulative Total Return
	12/12	12/13	12/14	12/15	12/16	12/17
AutoWeb, Inc.	$100.00	$380.15	$273.87	$566.83	$337.94	$226.38
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
S&P Automobile Manufacturers	100.00	130.10	126.21	123.53	122.70	141.93
S&P Smallcap 600 Automotive Retail	100.00	146.11	178.96	179.73	169.27	174.03

Item 6.
Selected Financial Data

The tables below set forth our selected consolidated financial data.  We prepared this information using the consolidated financial statements of AutoWeb for the five years ended December 31, 2017.  Certain amounts in the selected consolidated financial data have been reclassified to conform to the current year presentation.  You should read these selected consolidated financial data together with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K and also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2017 (1)	2016	2015	2014	2013 (2)
	(Amounts in thousands, except per-share data)
RESULTS OF OPERATIONS:
Total revenues	$142,125	$156,684	$133,226	$106,278	$78,361
Income (loss) from continuing operations	$(64,964)	$3,871	$4,646	$3,411	$38,144
Net income (loss)	$(64,964)	$3,871	$4,646	$3,411	$38,144
Basic earnings (loss) per common share	$(5.48)	$0.36	$0.47	$0.38	$4.29
Diluted earnings (loss) per common share	$(5.48)	$0.29	$0.37	$0.32	$3.61
Weighted average diluted shares	11,853	13,303	12,662	11,212	10,616

(1)
Net income in 2017 included goodwill impairment of $37.7 million and $16.7 million recording of a valuation allowance.
(2)
Net income in 2013 included a one-time benefit of $35.5 million in connection with the release of a valuation allowance against deferred tax assets.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands)
FINANCIAL POSITION (1):
Cash and cash equivalents	$24,993	$38,512	$23,993	$20,747	$18,930
Total assets	$92,913	$165,281	$153,588	$104,749	$88,193
Non-current liabilities	$9,000	$16,500	$21,750	$11,061	$10,450
Accumulated deficit	$(288,900)	$(230,424)	$(234,295)	$(238,941)	$(242,352)
Stockholders’ equity	$67,167	$119,609	$108,201	$69,258	$64,828

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

For the year ended December 31, 2017, our business, results of operations and financial condition were affected and may continue to be affected in the future by the events that occurred during or subsequent to year end that are described in Part I, Item 1 “Business – Significant Business Developments” of this Annual report on Form 10-K. Total revenues in 2017 were $142.1 million compared to $156.7 million in 2016. The decline in revenue was due to unfulfilled demand for our Leads as a result of higher traffic acquisition costs as well as channel mix issues resulting from a lower retail dealer count. The lower revenue was partially offset by continued growth of advertising click revenues. We believe that a large part of the increase in traffic acquisition costs were a result of an increased SEM spend from several of our competitors. We will continue to work with our traffic partners to optimize our SEM methodologies and rebuild our high-quality traffic streams.  In addition, in order to mitigate the impact to profitability, we realigned our headcount and expect it to reduce operating expenses. We cannot provide an exact timeframe for resolution of these issues, and these trends may continue into 2018 and beyond.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues:

	Years Ended December 31,
	2017	2016	2015
Revenues:
Lead fees	75.3%	83.4%	90.6%
Advertising	24.0	15.6	7.9
Other revenues	0.7	1.0	1.5
Total revenues	100.0	100.0	100.0
Cost of revenues	69.9	63.0	61.2
Gross margin	30.1	37.0	38.8
Operating expenses:
Sales and marketing	10.1	11.6	12.0
Technology support	8.8	8.9	8.8
General and administrative	8.5	9.4	9.9
Depreciation and amortization	3.4	3.2	2.3
Litigation settlements	(0.1)	—	(0.1)
Goodwill impairment	26.5	—	—
Total operating expenses	57.2	33.1	32.9
Operating income (loss)	(27.1)	3.9	5.8
Interest and other income (expense), net	(0.7)	0.4	0.2
Income tax provision	17.9	1.8	2.5
Net income (loss)	(45.7%)	2.5%	3.5%

Revenues by groups of similar services and gross profits are as follows (dollars in thousands):

	Years Ended December 31,			2017 vs. 2016 Change		2016 vs. 2015 Change
	2017	2016	2015	$	%	$	%
Revenues:
Lead fees	$107,045	$130,684	$120,678	$(23,639)	(18%)	$10,006	8%
Advertising	34,142	24,508	10,534	9,634	39	13,974	133
Other revenues	938	1,492	2,014	(554)	(37)	(522)	(26)
Total revenues	142,125	156,684	133,226	(14,559)	(9)	23,458	18
Cost of revenues	99,352	98,771	81,586	581	1	17,185	21
Gross profit	$42,773	$57,913	$51,640	$(15,140)	(26%)	$6,273	12%

2017 Compared to 2016

Lead fees. Lead fees decreased $23.6 million or 18% in 2017 compared to 2016. The decrease in Lead fees was a result of the elimination of poor quality traffic in the second quarter of 2017, decreased Lead sales to Dealers combined with increased Dealer churn and the disposal of our specialty finance leads product in December 2016.

Advertising.  The $9.6 million or 39% increase in advertising revenues in 2017 compared to 2016 was primarily due to an increase in click revenue as a result of both increased click volume and pricing.

Other revenues.  Other revenues decreased $0.6 million or 37% in 2017 compared to 2016.  The decrease in other revenues was primarily due to lower customer utilization of the mobile offerings and SaleMove product.

Cost of Revenues. Cost of revenues consists of Lead and traffic acquisition costs and other costs. Lead and traffic acquisition costs consist of payments made to our third party Lead providers, including internet portals and online automotive information providers, as well as SEM costs. Other cost of revenues consists of fees paid to third parties for data and content, including SEO activity, included on our properties, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation and technology amortization directly related to the Company Websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

The $0.6 million or 1% increase in cost of revenues in 2017 compared to 2016 was primarily due to the increased costs in traffic acquisition activity. Cost of revenues increased as a percentage of total revenues as a result of the $0.6 million increase in cost of revenues and the $23.6 million, or 18%, decrease in total revenues.

2016 Compared to 2015

Lead fees. Lead fees increased $10.0 million or 8% in 2016 compared to 2015. The increase in Lead fees was primarily due to increased lead volume associated with the acquisitions of Dealix Corporation and Autotegrity, Inc. (collectively, “Dealix/Autotegrity”) in May 2015.

Advertising.  The $14.0 million or 133% increase in advertising revenues in 2016 compared to 2015 was primarily due to an increase in click revenue as a result of both increased click volume and pricing. Increased click volume was the result of increased investments in traffic acquisition activity.

Other revenues.  Other revenues decreased $0.5 million or 26% in 2016 compared to 2015.  The decrease in other revenues was primarily due to the discontinuation of a Manufacturer’s brand using other non-Lead products.

Cost of Revenues. The $17.2 million or 21% increase in cost of revenues in 2016 compared to 2015 was primarily due to increased lead volume from the Dealix/Autotegrity acquisition in May 2015 together with increased intangible amortization costs from both the Dealix/Autotegrity acquisition and the acquisition of AutoWeb, Inc. in October 2015, and an increased investment in additional traffic acquisition methodologies.

Operating expenses were as follows (dollars in thousands):

	Years Ended December 31,			2017 vs. 2016 Change		2016 vs. 2015 Change
	2017	2016	2015	$	%	$	%
Operating expenses:
Sales and marketing	$14,315	$18,118	$15,956	$(3,803)	(21%)	$2,162	14%
Technology support	12,567	13,986	11,740	(1,419)	(10)	2,246	19
General and administrative	12,110	14,663	13,189	(2,553)	(17)	1,474	11
Depreciation and amortization	4,781	5,068	3,106	(287)	(6)	1,962	63
Litigation settlements	(109)	(50)	(108)	(59)	118	58	(54)
Goodwill impairment	37,688	——	—	37,688	—	—	—
Total operating expenses	$81,352	$51,785	$43,883	$29,567	57%	$7,902	18%

2017 Compared to 2016

Sales and Marketing. Sales and marketing expense includes costs for developing our brand, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense.

Sales and marketing expense for the year ended December 31, 2017 decreased by $3.8 million or 21% compared to the prior year, due to a decrease in overall headcount related expenses.

Technology Support.  Technology support includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company's websites and related technologies, and to operate the Company's internal technology infrastructure.

Technology support expense for the year ended December 31, 2017 decreased by $1.4 million or 10% compared to the prior year, primarily due to a decrease in headcount related costs.

General and Administrative. General and administrative expense consists of certain executive, financial, human resources, legal and facilities personnel expenses and costs related to being a publicly-traded company.

General and administrative expense for the year ended December 31, 2017 decreased by $2.6 million or 17% compared to the prior year. The decrease was due to a decrease in headcount related costs.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2017 decreased $0.3 million or 6% from the year ended December 31, 2016 primarily due to some intangible assets becoming fully amortized during the year.

Litigation Settlements. Payments received primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery were $0.1 million in 2017 compared to $50,000 in 2016. We also paid $41,000 related to settlement of claims alleged under the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003 inherited in connection with the acquisition of Dealix/Autotegrity in 2016.

Goodwill impairment. As discussed below, we evaluate the carrying value of enterprise goodwill for impairment, at a minimum, on an annual basis. During 2017 we performed our annual impairment test by comparing the carrying value of AutoWeb to its fair value based on market capitalization at that date. As a result of this testing, a non-cash impairment charge of $37.7 million was recorded during 2017.

Interest and Other Income (Expense), net. Interest and other expense was $0.9 million for the year ended December 31, 2017 compared to interest and other income of $0.6 million for the year ended December 31, 2016.  Interest expense was $0.8 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.  The year ended December 31, 2017 included an impairment charge of $0.6 million related to SaleMove. The year ended December 31, 2016 also included gain on disposal of the finance leads product of $2.2 million offset by a $0.8 million write-off related to our investment in GoMoto, Inc. (“GoMoto’).

Income tax provision.  Income tax expense was $25.4 million for the year ended December 31, 2017 compared to income tax expense of $2.8 million for the year ended December 31, 2016.  The Company’s effective tax rate of (64.4)% for the year ended December 31, 2017 differed from the federal statutory rate principally as a result of deferred tax asset adjustments relating to the change in the U.S. federal rate, goodwill impairment, and establishing additional valuation allowances on our deferred tax assets. The Company’s effective tax rate of 42.1% for the year ended December 31, 2016 differed from the federal statutory rate principally as a result of deferred tax asset adjustments, state income taxes and permanent non-deductible tax items. The TCJA reduced the U.S. federal corporate rate to 21%, effective January 1, 2018. In addition, the TCJA limits the Company’s annual deduction for business interest expense to an amount equal to 30% of the Company’s “adjusted taxable income” (as defined in the Internal Revenue Code) for the taxable year, also effective January 1, 2018. The amount of any business interest not allowed as a deduction for any taxable year may be carried forward indefinitely and utilized in future years, subject to this and other applicable interest deductibility limitations.

2016 Compared to 2015

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

Litigation Settlements. Payments received primarily from 2010 settlements of patent infringement claims against third parties relating to the third parties’ methods of Lead delivery were $50,000 in 2016 compared to $108,000 in 2015. We also paid $41,000 related to settlement of claims alleged under the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003 inherited in connection with the acquisition of Dealix/Autotegrity in 2016.

Interest and Other Income (Expense), net. Interest and other income was $0.6 million for the year ended December 31, 2016 compared to interest and other income of $0.3 million for the year ended December 31, 2015.  Interest expense was $0.9 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively.  The year ended December 31, 2016 also included gain on disposal of the finance leads product of $2.2 million offset by a $0.8 million write-off related to our investment in GoMoto.

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

Segment Information

We conduct our business within one business segment, which is defined as providing digital marketing services to the automotive industry.  Our operations are aggregated into a single reportable operating segment based upon similar economic and operating characteristics as well as similar markets.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flow for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Years Ended December31,
	2017	2016	2015

Net cash provided by operating activities	$11,488	$18,242	$12,200
Net cash used in investing activities	(10,402)	(2,774)	(28,105)
Net cash (used in) provided by financing activities	(14,605)	(949)	19,151

Our principal sources of liquidity are our cash and cash equivalents and accounts receivable balances. Our cash and cash equivalents totaled $25.0 million as of December 31, 2017 compared to $38.5 million as of December 31, 2016.

On June 7, 2012, we announced that the board of directors had authorized us to repurchase up to $2.0 million of our common stock, and on September 17, 2014 we announced that our board of directors had approved the repurchase of up to an additional $1.0 million of our common stock.   On September 6, 2017, we announced that our board of directors had authorized us to repurchase up to $3.0 million of our common stock. We repurchased 226,698 shares of our common stock with an average price of $8.37 per share during 2017. No shares were repurchased during 2016. The authorization may be increased or otherwise modified, renewed, suspended or terminated by us at any time, without prior notice.  We may repurchase our common stock from time to time on the open market or in private transactions. Shares repurchased under this program have been retired and returned to the status of authorized and unissued shares.  We funded repurchases and anticipate that we would fund future repurchases through the use of available cash. The repurchase authorization does not obligate us to repurchase any particular number of shares.  The timing and actual number of repurchases of additional shares, if any, under our stock repurchase program will depend upon a variety of factors, including price, market conditions, release of quarterly and annual earnings, and other legal, regulatory, and corporate considerations at our sole discretion.  The impact of repurchases on our Tax Benefit Preservation Plan, as amended, and on the our use of net operating loss carryovers and other tax attributes if we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, is also a factor that we consider in connection with share repurchases.  As of December 31, 2017, $2.3 million remains available for repurchase under the program.

The Company and MUFG Union Bank, N.A. (“Union Bank”), have entered into a Loan Agreement dated February 26, 2013, as amended on September 10, 2013, January 13, 2014, May 20, 2015, June 1, 2016, June 28, 2017 and December 27, 2017 (the original Loan Agreement, as amended to date, is referred to collectively as the “Credit Facility Agreement”).  Until December 31, 2017, the Credit Facility Agreement provided for (i) a $9.0 million term loan (“Term Loan 1”); (ii) a $15.0 million term loan (“Term Loan 2”); and (iii) an $8.0 million working capital revolving line of credit (“Revolving Loan”).  Term Loan 1 and Term Loan 2 were fully paid as of December 31, 2017. The outstanding balance of the Revolving Loan as of December 31, 2017 was $8.0 million.

Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under the Revolving Loan adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected. The Company pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under the Revolving Loan are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. The maturity date of the Revolving Loan is January 5, 2021. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, which the Company was in compliance with as of December 31, 2017. The Company is in negotiations with Union Bank regarding possible amendments to the Credit Facility Agreement to be effective prior to March 31, 2018, which amendments could require a partial paydown of the Revolver Loan. In the event these amendments are not entered into prior to March 31, 2018, the Company anticipates that it will pay off the Revolving Loan in full.

We believe our current cash and cash equivalent balances together with anticipated cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in 2017 of $11.5 million resulted primarily from net loss of $65.0 million, adjustments for non-cash charges to earnings of $75.9 million and an increase in working capital.

Net cash provided by operating activities in 2016 of $18.2 million resulted primarily from net income of $3.9 million, adjustments for non-cash charges to earnings of $13.4 million and an increase in working capital.

Net Cash Used in Investing Activities.  Net cash used in investing activities of $10.4 million in 2017 primarily consisted of $1.8 million in purchases of property and equipment and expenditures related to capitalized internal use software and $8.6 million used to purchase intangible assets.

Net cash used in investing activities of $2.8 million in 2016 primarily consisted of a $0.4 million investment in GoMoto, a $0.3 million in a short-term investment and $2.1 million in purchases of property and equipment and expenditures related to capitalized internal use software.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities of $14.6 million in 2017 consisted of payments on term loan borrowings of $14.1 million and cash used to repurchase Company common stock of $1.9 million.  Stock options for 248,344 shares of the Company’s common stock were exercised in the year ended December 31, 2017 resulting in $1.4 million of cash inflow.

Net cash used in financing activities of $0.9 million in 2016 consisted of payments on term loan borrowings of $3.9 million.  Stock options for 386,001 shares of the Company’s common stock were exercised in the year ended December 31, 2016 resulting in $3.1 million of cash inflow.

Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations (a)	$9,000	$—	$1,000	$8,000	$—
Operating Lease Obligations (b)	5,467	1,526	2,349	920	672
Total	$14,467	$1,526	$3,349	$8,920	$672

 (a)
Long-term debt obligations as defined by ASC 470, “Debt,” and disclosed in Note 5 and 6 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)
Operating lease obligations as defined by ASC 840, “Leases,” and disclosed in Note 7 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Revenue Recognition. Leads consist of vehicle buying Leads for new and used vehicles request fees.  Fees paid by Dealers and Manufacturers participating in our Lead programs are comprised of monthly transaction and/or subscription fees.  Advertising revenues represent fees for display advertising on our websites and fees from our click program.

We recognize revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. Leads are generally recognized as revenues in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on our websites and the period in which clicks have been delivered. Fees billed prior to providing services are deferred, as they do not satisfy all U.S. GAAP revenue recognition criteria. Deferred revenues are recognized as revenue over the periods services are provided.

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

Our investments at December 31, 2017 and 2016 consisted primarily of investments in SaleMove, Inc. (‘SaleMove”) and GoMoto and are accounted for under the cost method. Although there is no established market for these investments, we evaluated the investments for impairment by comparing them to an estimated fair value and determined that there is no impairment.

 The following table presents the Company’s investment activity for 2017 and 2016 (dollars in thousands):

	Note	Note
	receivable-	receivable-
Description	long-term	current	Investments

Balance at December 31, 2015	$375	$—	$680
Purchases, (sales), issuances and (settlements), net	(375)	750	—
Balance at December 31, 2016	—	750	680
Reserve for notes receivable	—	(750)	—
Net balance at December 31, 2016	—	—	680
Write-offs	—	—	(580)
Net balance at December 31, 2017	$—	$—	$100

The Company recorded an impairment of its investment in SaleMove as of December 31, 2017 because we do not believe SaleMove’s cash balance is sufficient to sustain its cash burn rate as of December 31, 2017. The Company recorded a reserve against the current notes receivable related to GoMoto as of December 31, 2016 because the Company believes the amounts may not be recoverable.

Variable Interest Entities.  We have an investment in an entity that is considered a variable interest entity (“VIE”) under U.S. GAAP.  We have concluded that our investment in SaleMove qualifies as a variable interest and SaleMove is a VIE. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impacts its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structures, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIEs.  Additionally, changes in our various equity investments have in the past resulted in a reconsideration event

Based on our analysis, AutoWeb is not the primary beneficiary of SaleMove. Accordingly, SaleMove does not meet the criteria for consolidation. The SaleMove Advances are classified as an other long-term asset on the consolidated balance sheet as of December 31, 2017.  The carrying value and maximum potential loss exposure from SaleMove was zero and $0.6 million as of December 31, 2017 and 2016, respectively.

Capitalized Internal Use Software and Website Development Costs.  We capitalize costs to develop internal use software in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, and ASC 350-50, Website Development Costs, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three years. Capitalized website development costs, once placed in service are amortized using the straight-line method over the estimated useful lives of the related websites.

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

Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility and expected pre-vesting option forfeitures. We estimate the expected life of options granted based on historical experience, which we believe is representative of future behavior. We estimate the volatility of the price of our common stock at the date of grant based on historical volatility of the price of our common stock for a period equal to the expected term of the awards. We have used historical volatility because we have a limited number of options traded on our common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we elected to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our share-based awards that are granted, exercised or cancelled. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

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

As of December 31, 2017, we had $0.5 million of unrecognized tax benefits.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2017, we did not accrue interest associated with our unrecognized tax benefits, and no interest expense was recognized in 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the TCJA. The TCJA establishes new tax laws that will take effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax (“AMT”); (3) a new limitation on deductible interest expense; (4) one-time transition tax on certain deemed repatriated earnings of foreign subsidiaries (“Transition Tax”); (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions: and (7) limitations on net operating losses (“NOLs”) generated after December 31, 2017, to 80% of taxable income.

ASC 740, Income Taxes, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the TCJA; however, we have made a reasonable estimate of the effects of the TCJA’s change in the federal rate and revalued our deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. We recorded a decrease in deferred tax assets and deferred tax liabilities of $11.7 million and $0.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $11.7 million for the year ended December 31, 2017. In addition, we recognized a deemed repatriation of $0.6 million of deferred foreign income from our Guatemala subsidiary, which did not result in any incremental tax cost after application of foreign tax credits.  Our provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon ongoing analysis of data and tax positions along with the new guidance from regulators and interpretations of the law.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. We evaluate the carrying value of enterprise goodwill for impairment by comparing the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired. We evaluate enterprise goodwill, at a minimum, on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired.  During 2015 we recognized $22.0 million in goodwill related to the acquisitions of Dealix/Autotegrity and AutoWeb.  As of December 31, 2016, we adjusted goodwill by $82,000 as a result of purchase price allocation adjustments and no goodwill impairment was recorded during the year. As a result of our annual impairment testing, a non-cash impairment charge of $37.7 million was recorded during 2017.

Impairment of Long-Lived Assets and Intangible Assets. We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-downs could have a material adverse effect on our financial condition and results of operations. We recorded a $0.6 million impairment in our investment in SaleMove because we do not believe SaleMove’s cash balance is sufficient to sustain its cash burn rate as of December 31, 2017. We did not record any impairment of long-lived assets in 2016 and 2015.

Indefinite-lived intangible assets. Indefinite-lived intangible assets consists of a domain name, which was acquired as part of the Dealix/Autotegrity acquisition in 2015, which is tested for impairment annually, or more frequently if an event occurs or circumstances changes that would indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, we may first perform a qualitative analysis to determine whether it is more likely than not that the indefinite-lived intangible assets is impaired. If we do not perform the qualitative assessment, or if we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount, we will calculate the estimated fair value of the indefinite-lived intangible asset. Fair value is the price a willing buyer would pay for the indefinite-lived intangible asset and is typically calculated using an income approach. If the carrying amount of the indefinite-lived intangible asset exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. We did not record any impairment of indefinite-lived intangible assets in 2017 and 2016.

Recent Accounting Pronouncements

See Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not use financial instruments for trading.  Our primary exposure to market risk is interest rate sensitivity related to our Credit Facility Agreement.  The effect of a hypothetical 10% change in interest rates would have increased our interest expense by $73,000 in the year ended December 31, 2017.

Item 8.       Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2017 and 2016 and our Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2017, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. As a result of the identification of the material weakness described below under “Management’s Report on Internal Control Over Financial Reporting,” management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraud. In making this assessment, management used the criteria set forth in the framework issued by the COSO entitled Internal Control—Integrated Framework (2013). As a result of the identification of the material weakness described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

On March 14, 2018, Moss Adams LLP, our independent registered public accounting firm, provided us the following assessment (“Moss Adams Assessment”) in connection with their attestation report on our internal control over financial reporting as of December 31, 2017, which appears in Part IV, Item 15, Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K:

In connection with the evaluation and measurement of goodwill for impairment and valuation of deferred tax assets, we believe the Company’s management review controls were not effectively designed to operate at a sufficient level of precision, or there was not sufficient evidence to demonstrate the controls were designed to operate at a sufficient level of precision, necessary to prevent or detect a material misstatement on a timely basis. Specifically, we believe the Company did not adequately evidence management’s expectations, criteria for investigation, and the level of precision used in the performance of the controls. We also believe the controls did not sufficiently evidence the completeness and accuracy of key assumptions and other data used by management in the operation of controls. The aggregation of control deficiencies in these areas resulted in a material weakness related to internal control over financial reporting.

Representatives of Moss Adams discussed their assessment with members of our audit committee of the board of directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management is in the process of evaluating the Moss Adams Assessment and intends to promptly remediate the material weakness identified in the Moss Adams Assessment. We note that our management did in fact perform procedures designed to prevent any material misstatement of the Company’s annual or interim financial statements with respect to the evaluation and measurement of goodwill for impairment and valuation of deferred tax assets, including the engagement of independent third parties to assist management in its evaluation and measurement of goodwill for impairment and valuation of deferred tax assets. We also note that the material weakness identified in the Moss Adams Assessment did not result in a material misstatement of the Company’s consolidated financial statements for the year ended December 31, 2017.

Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 of the Exchange Act that have occurred during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2018, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate adoption on that date. We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standard.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their attestation report, which is included below in Part IV, Item 15, Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Item 9B.     Other Information

 Not applicable.

PART III

Information called for by the Items included under this Part III is incorporated by reference to the sections listed below of our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders that will be filed not later than 120 days after December 31, 2017 (“2018 Proxy Statement”).

Item 10
Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to the following sections of the 2018 Proxy Statement: “Proposal 1-Nomination and Election of Directors;” “Board of Directors;” “Executive Officers;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and the following paragraphs under the section “Corporate Governance Matters” “--Committees of the Board of Directors—Audit Committee,” and “--Code of Conduct and Ethics.”

Item 11
Executive Compensation

The information called for in this Item 11 is incorporated by reference to the following sections of the 2018 Proxy Statement: “Executive Compensation,” “Corporate Governance Matters--Compensation Committee Interlocks and Insider Participation” and “--Board’s Role in Oversight of Risk,” and “Executive Compensation--Compensation Discussion and Analysis” and “--Compensation Committee Report.”

Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for in this Item 12 is incorporated by reference to the following sections of the 2018 Proxy Statement: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-- Equity Compensation Plans.”

Item 13
Certain Relationships and Related Transactions, and Director Independence

The information called for in this Item 13 is incorporated by reference to the following sections of the 2018 Proxy Statement: “Corporate Governance Matters--Certain Relationships and Related Party Transactions” and “--Director Independence.”

Item 14
Principal Accountant Fees and Services

The information called for in this Item 14 is incorporated by reference to the following sections of the 2018 Proxy Statement: “Independent Registered Public Accounting Firm and Audit Committee Report--Principal Accountant Fees and Services,” “--Audit Fees,” “--Audit Related Fees,” and “--Pre-Approval Policy for Services.”

PART IV

Item 15.
Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)
Financial Statements:

(2)
Financial Statement Schedules:

Schedule II- Valuation Qualifying Accounts	F-32

    All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3)
Exhibits:

 The exhibits filed or furnished as part of this Annual Report on Form 10-K are those listed in the following Exhibit Index.

EXHIBIT INDEX

Number	Description

2.1‡
Membership Interest Purchase Agreement dated as of January 13, 2014 by and among Company, AutoNation, Inc., a Delaware corporation, and AutoNationDirect.com, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2014 (SEC File No. 001-34761) (“January 2014 Form 8-K”)

2.2 ‡
Agreement and Plan of Merger dated as of October 1, 2015 by and among Company, New Horizon Acquisition Corp., a Delaware corporation, Autobytel, Inc. (formerly AutoWeb, Inc.), a Delaware corporation, and José Vargas, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2015 (SEC File No. 001-34761) (“October 2015 Form 8-K”)

2.3‡
Asset Purchase and Sale Agreement dated as of December 19, 2016 by and among Company, Car.com, Inc., a Delaware corporation, and Internet Brands, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2016 (SEC File No. 001-34761)

3.1
Sixth Restated Certificate of Incorporation of AutoWeb, Inc. (filed with the Secretary of the State of Delaware on October 9, 2017), incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on October 10, 2017 (SEC File No. 001-34761) (“October 2017 Form 8-K”)

3.2	Seventh Amended and Restated Bylaws of AutoWeb dated October 9, 2017, incorporated by reference to Exhibit 3.5 to the October 2017 Form 8-K

4.1
Form of Common Stock Certificate of Company, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed with the SEC on November 14, 2001 (SEC File No. 000-22239)

4.2
Tax Benefit Preservation Plan dated as of May 26, 2010 between Company and Computershare Trust Company, N.A., as rights agent, together with the following exhibits thereto: Exhibit A – Form of Right Certificate; and Exhibit B – Summary of Rights to Purchase Shares of Preferred Stock of Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 2, 2010 (SEC File No. 000-22239), Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 16, 2014 (SEC File No. 001-34761), Amendment No. 2 to Tax Benefit Preservation Plan dated as of April 13, 2017, between Company and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (SEC File No. 001-34761)

4.3
Certificate of Adjustment Under Section 11(m) of the Tax Benefit Preservation Plan, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 8, 2012 (SEC File No. 001-34761)

10.1■
Autobytel.com Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 10.8 to Amendment No. 1 to S-1 Registration Statement filed with the SEC on February 9, 1999 (SEC File No. 333-70621), as amended by Amendment No. 1 dated September 22, 1999 to Autobytel.com Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 filed with the SEC on November 12, 1999  (SEC File No. 000-22239), and as amended by Amendment No. 2 dated December 5, 2001 to the Autobytel.com Inc. 1998 Stock Option Plan and Form of Stock Option Agreement under the Autobytel.com Inc. 1998 Stock Option Plan, incorporated by reference to Exhibits (d)(5) and (d)(14), respectively, to the Schedule TO filed with the SEC on December 14, 2001 (SEC File No. 005-58067) (“Schedule TO”)

10.2■
Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on November 1, 1999 (SEC File No. 333-90045), as amended by Amendment No. 1 dated December 5, 2001 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, and Form of Stock Option Agreement under the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, incorporated by reference to Exhibits (d)(10) and (d)(16), respectively, to the Schedule TO, and Amendment No. 2 to the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan dated May 1, 2009, incorporated by reference to Exhibit 10.86 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed with the SEC on July 24, 2009 (SEC File No. 000-22239) (“Second Quarter 2009 Form 10-Q”)

10.3■
Form of Employee Stock Option Agreement under the Autobytel.com Inc. 1998 Stock Option Plan and the Autobytel.com Inc. 1999 Employee and Acquisition Related Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 3, 2008 (SEC File No. 000-22239) (“October 2008 Form 8-K”)

10.4■
Autobytel.com Inc. 2000 Stock Option Plan, incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 15, 2000 (SEC File No. 333-39396); as amended by Amendment No. 1 dated December 5, 2001 to the Autobytel.com Inc. 2000 Stock Option Plan and Form of Stock Option Agreement under the Autobytel.com Inc. 2000 Stock Option Plan, incorporated by reference to Exhibits (d)(12) and (d)(17), respectively, to the Schedule TO; Amendment No. 2 to the Autobytel.com Inc. 2000 Stock Option Plan, incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 filed with the SEC on March 22, 2002 (SEC File No. 000-22239); and as amended by Amendment No. 3 to the Autobytel.com Inc. 2000 Stock Option Plan dated May 1, 2009, incorporated by reference to Exhibit 10.87 to the Second Quarter 2009 Form 10-Q

10.5■
Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, incorporated by reference to Exhibit 4.7 to the Post-Effective Amendment to Registration Statement on Form S-8 filed with the SEC on July 31, 2003 (SEC File No. 333-67692); as amended by Amendment No. 1 to the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan dated May 1, 2009, incorporated by reference to Exhibit 10.88 to the Second Quarter 2009 Form 10-Q; and Form of Restricted Stock Award Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, incorporated by reference to Exhibit 10.1 to the October 2008 Form 8-K

10.6■
Form of Employee Stock Option Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the Year Ended December 31, 2014 filed with the SEC on February 26, 2015 (SEC File No. 001-34761)

10.7■
Autobytel Inc. 2004 Restricted Stock and Option Plan and Form of Employee Stock Option Agreement under the Autobytel Inc. 2004 Restricted Stock and Option Plan, incorporated by reference to Exhibits 4.8 and 4.9, respectively, to the Registration Statement on Form S-8 filed with the SEC on June 28, 2004 (SEC File No. 333-116930); as amended by Amendment No. 1 to the Autobytel Inc. 2004 Restricted Stock and Option Plan dated May 1, 2009, incorporated by reference to Exhibit 10.89 to the Second Quarter 2009 Form 10-Q; Form of Outside Director Stock Option Agreement under the Autobytel Inc. 2004 Restricted Stock and Option Plan, incorporated by reference to Exhibit 10.2 to the November 2004 Form 8-K; Form of Stock Option Agreement under the Autobytel Inc. 2004 Restricted Stock and Option Plan, incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the SEC on May 31, 2005 (SEC File No. 000-22239); and Form of Outside Director Stock Option Agreement and Form of Letter Agreement (amending certain stock option agreements with Outside Directors) under the 2004 Restricted Stock and Option Plan, incorporated by reference to Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed with the SEC on September 14, 2005 (SEC File No. 000-22239)

10.8■
Autobytel Inc. 2006 Inducement Stock Option Plan and Form of Employee Inducement Stock Option Agreement, incorporated by reference to Exhibits 4.9 and 4.10, respectively, to the Registration Statement on Form S-8 filed with the SEC on June 16, 2006 (SEC File No. 333-135076); and as amended by Amendment No. 1 to the Autobytel Inc. 2006 Inducement Stock Option Plan dated May 1, 2009, incorporated by reference to Exhibit 10.90 to the Second Quarter 2009 Form 10-Q

10.9■
Autobytel Inc. 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2010 (SEC File No. 001-34761); Form of Employee Stock Option Award Agreement, Form of 2012 Performance-Based Stock Option Award Agreement, Form of Non-Employee Director Stock Option Award Agreement and Form of (Management) Employee Stock Option Award Agreement under the Autobytel Inc. 2010 Equity Incentive Plan, incorporated by reference to Exhibits 10.58, 10.59, 10.60 and 10.61, respectively, to the Annual Report on Form 10-K for the Year Ended December 31, 2011 filed with the SEC on March 1, 2012 (SEC File No. 001-34761) (“2011 Form 10-K”); and Form of 2013 Performance-Based Stock Option Award Agreement under the Autobytel Inc. 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.79 to the Annual Report on Form 10-K for the Year Ended December 31, 2012 filed with the SEC on February 28, 2013 (SEC File No. 001-34761) (“2012 Form 10-K”)

10.10■
AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2014 (SEC File No. 001-34761) (“June 2014 Form 8-K”)

10.11■*
Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan (supersedes and replaces the AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan filed under Exhibit 10.1 to the June 2014 Form 8-K)

10.12■*	Form of Non-Employee Director Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan

10.13■*	Form of Executive Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan

10.14■*	Form of Non-Executive Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan

10.15■*	Form of Subsidiary Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan

10.16■*	Form of Restricted Stock Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan

10.17■
Letter Agreement dated October 10, 2006 between Company and Glenn E. Fuller, as amended by Memorandum dated April 18, 2008, Memorandum dated as of December 8, 2008, and Memorandum dated as of March 1, 2009, incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K for the Year Ended December 31, 2008 filed with the SEC on March 13, 2009 (SEC File No. 000-22239) (“2008 Form 10-K”); and as amended by Memorandum dated January 31, 2017, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the Year Ended December 31, 2016 filed with the SEC on March 9, 2017 (SEC File No. 001-34761) (“2016 Form 10-K”)

10.18■
Amended and Restated Severance Agreement dated as of September 29, 2008 between Company and Glenn E. Fuller, incorporated by reference to Exhibit 10.4 to the October 2008 Form 8-K; as amended by Amendment No. 1 dated December 14, 2012, incorporated by reference to Exhibit 10.73 to the 2012 Form 10-K

10.19■
Letter Agreement dated August 6, 2004 between Company and Wesley Ozima, as amended by Memorandum dated March 1, 2009, incorporated by reference to Exhibit 10.81 to the 2008 Form 10-K; and as amended by Memorandums dated January 22, 2016 and January 31, 2017, incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the Year Ended December 31, 2016 filed with the 2016 Form 10-K

10.20■
Amended and Restated Severance Agreement dated as of November 15, 2008 between Company and Wesley Ozima, incorporated by reference to Exhibit 10.82 to the 2008 Form 10-K; and as amended by Amendment No. 1 dated October 16, 2012, incorporated by reference to Exhibit 10.74 to the 2012 Form 10-K

10.21■
Stock Option Award Agreement under the Autobytel Inc. 2000 Stock Option Plan, Stock Option Award Agreement under the Autobytel Inc. Amended and Restated 2001 Restricted Stock and Option Plan, and Stock Option Award Agreement under the Autobytel Inc. 2004 Restricted Stock and Option Plan each dated effective as of April 3, 2009 between Company and Jeffrey H. Coats, incorporated by reference to Exhibits 10.92, 10.93 and 10.94, respectively, to the Second Quarter 2009 Form 10-Q; Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan and Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan, each dated as of January 21, 2016 between Company and Jeffrey H. Coats, incorporated by reference to Exhibits 10.2 and 10.3, respectively, to the Current Report on Form 8-K filed with the SEC January 27, 2016 (SEC File No. 001-34761) (“January 2016 Form 8-K”)

10.22■
Second Amended and Restated Employment Agreement dated as of April 3, 2014 between Company and Jeffrey H. Coats, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on April 8, 2014 (SEC File No. 001-34761); as amended by Amendment No. 1 dated January 21, 2016, incorporated by reference to Exhibit 10.1 to the January 2016 Form 8-K; and as amended by Amendment No. 2 dated September 21, 2016, incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 26, 2016 (SEC File No. 001-34761) (“September 2016 Form 8-K”)

10.23■
Form of Amended and Restated Indemnification Agreement between Company and its directors and officers, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2010 (SEC File No. 001-34761)

10.24■*	Form of Indemnification Agreement between the Company and its directors and officers

10.25■
Revised Offer of Employment Letter dated March 9, 2010 between Company and Kimberly Boren, as amended by Memorandum dated December 21, 2010 and Memorandum dated as of December 1, 2011, is incorporated by reference to Exhibit 10.73 to the 2011 Form 10-K; and as amended by Memorandum dated September 21, 2016, incorporated by reference to Exhibit 10.4 to September 2016 Form 8-K

10.26■
Amended and Restated Severance Benefits Agreement dated as of February 25, 2011 between Company and Kimberly Boren, incorporated by reference to Exhibit 10.74 to the 2011 Form 10-K; as amended by Amendment No. 1 to Amended and Restated Severance Benefits Agreement dated November 14, 2012 between Company and Kimberly Boren, incorporated by reference to Exhibit 10.70 to the 2012 Form 10-K

10.27■
Restricted Stock Award Agreement under the AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan and Amended and Restated Letter Agreement dated as of April 23, 2015 between Company and William Ferriolo, incorporated by reference to Exhibits 10.3 and 10.5, respectively, to the Current Report on Form 8-K filed with the SEC on April 29, 2015 (SEC File No. 001-34761) (“April 2015 Form 8-K”)

10.28■
Amended and Restated Letter Agreement dated as of April 23, 2015 between Company and William Ferriolo, incorporated by reference to Exhibit 10.5 to the April 2015 Form 8-K; as amended by Amendment No. 1 dated January 22, 2016, incorporated by reference to Exhibit 10.4 to the January 2016 Form 8-K; and as amended by Amendment No. 2 dated December 15, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 2, 2016 (SEC File No. 001-34761) (“December 2016 Form 8-K”)

10.29■
Letter Agreement dated May 21, 2007 between Company and John Steerman, as amended by Memorandum dated March 20, 2009, Memorandum dated September 30, 2009, and Memorandum dated December 1, 2011, incorporated by reference to Exhibit 10.77 to the 2011 Form 10-K; and as amended by Memorandum dated January 22, 2016, incorporated by reference to Exhibit 10.29 to the 2016 Form 10-K

10.30■
Severance Agreement dated as of October 1, 2009 between Company and John Steerman, incorporated by reference to Exhibit 10.78 to the 2011 Form 10-K; and as amended by Amendment No. 1 dated September 19, 2012 and Amendment No. 2 dated November 7, 2012, incorporated by reference to Exhibits 10.75 and 10.76, respectively, to the 2012 Form 10-K

10.31■
Amended and Restated Employment Agreement dated April 24, 2013 between Company and John Skocilic Jr., as amended by Memorandum dated January 22, 2016 and Memorandum dated January 31, 2017, incorporated by reference to Exhibit 10.51 to the 2016 Form 10-K

10.32■	Amended and Restated Severance Benefits Agreement dated May 1, 2013 between Company and John Skocilic Jr., incorporated by reference to Exhibit 10.49 to the 2015 Form 10-K

10.33■
Employment Offer Letter Agreement dated September 17, 2010 between Company and Ralph Smith, as amended by Memorandum dated January 1, 2013, Memorandum dated July 1, 2013, and Memorandum dated January 28, 2016, incorporated by reference to Exhibit 10.47 to the 2016 Form 10-K

10.34■	Amended and Restated Severance Benefits Agreement dated July 1, 2013 between Company and Ralph Smith, incorporated by reference to Exhibit 10.48 to the 2016 Form 10-K

10.35■*	Memorandum dated July 16, 2016, amending Employment Offer Letter Agreement dated September 17, 2010 between Company and Ralph Smith

10.36■*	Memorandum dated February 20, 2018, amending Employment Offer Letter Agreement dated September 17, 2010 between Company and Ralph Smith

10.37■	Employment Offer Letter dated February 14, 2014 between Company and Taren Peng, as amended by Memorandum dated January 31, 2017, incorporated by reference to Exhibit 10.49 to the 2016 Form 10-K

10.38■	Severance Benefits Agreement dated August 25, 2014 between Company and Taren Peng, incorporated by reference to Exhibit 10.50 to the 2016 Form 10-K

10.39■
Employee Stock Option Award Agreement under the Amended and Restated AutoWeb, Inc. (formerly Autobytel Inc.) 2014 Equity Incentive Plan dated as of September 21, 2016 between Company and José Vargas, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 21, 2016 (SEC File No. 001-34761) (“October 2016 Form 8-K”)

10.40■	Employment Offer Letter dated February 23, 2016 between Company and José Vargas, incorporated by reference to Exhibit 10.54 to the 2015 Form 10-K

10.41
Amended and Restated Stockholder Agreement dated as of October 1, 2015 by and among Company, Auto Holdings Ltd., a British Virgin Islands business company, Manatee Ventures Inc., a British Virgin Islands business company, Galeb3 Inc., a Florida corporation, Matías de Tezanos, and José Vargas, and the other parties set forth on the signature pages thereto, incorporated by reference to Exhibit 10.2 to the October 2015 Form 8-K; as amended by Second Amended and Restated Stockholder Agreement dated as of October 19, 2016, incorporated by reference to Exhibit 10.1 to the October 2016 Form 8-K; as amended by Third Amended and Restated Stockholder Agreement dated as of November 30, 2016, incorporated by reference to Exhibit 10.1 to the December 2016 Form 8-K; as amended by Fourth Amended and Restated Stockholder Agreement dated as of March 1, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2017 (SEC File No. 001-34761)

10.42
Loan Agreement dated as of February 26, 2013 by and between Company and Union Bank, N.A., a national banking association (“Loan Agreement”); as amended by First Amendment dated as of September 10, 2013 to Loan Agreement; as amended by Second Amendment dated as of January 13, 2014 to Loan Agreement, Security Agreement dated January 13, 2014, Commercial Promissory Note dated January 13, 2014 ($9,000,000 Term Loan), and Commercial Promissory Note dated January 13, 2014 ($8,000,000 Revolving Loan), incorporated by reference to Exhibit 10.4 to the January 2014 Form 8-K; as amended by Third Amendment dated as of May 20, 2015 to Loan Agreement, Commercial Promissory Note dated May 20, 2015 ($15,000,000 Term Loan), and Commercial Promissory Note dated May 20, 2015 ($8,000,000 Revolving Loan), incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K filed with the SEC on May 27, 2015 (SEC File No. 001-34761); as amended by Fourth Amendment dated as of June 1, 2016 to Loan Agreement, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the SEC on August 4, 2016 (SEC File No. 001-34761); as amended by Fifth Amendment dated as of June 28, 2017 to Loan Agreement and Commercial Promissory Note dated on June 28, 2017 ($8,000,000 Revolving Loan), incorporated by reference to Exhibits 10.2 and 10.3 to the Current Report on Form 8-K filed with the SEC on June 29, 2017 (SEC File No. 001-34761); and as amended by Sixth Amendment dated as of December 27, 2017 to Loan Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 27, 2017 (SEC File No. 001-34761)

10.43
Lease Agreement dated April 3, 1997 between The Provider Fund Partners, The Colton Company (n/k/a: GFE MacArthur Investments, LLC, as successor-in-interest to The Provider Fund Partners, The Colton Company) and the Company (“Irvine Lease”), as amended by Amendment No. 12 dated February 6, 2009 to Irvine Lease, Amendment No. 13 dated February 6, 2009 to Irvine Lease, and Amendment No. 14 to Irvine Lease dated November 9, 2010, incorporated by reference to Exhibit 10.79 to the 2011 Form 10-K; as amended by Amendment No. 15 dated October 31, 2012 to Irvine Lease, incorporated by reference to Exhibit 10.69 to the 2012 Form 10-K, and as amended by Amendment No. 16 to Irvine Lease dated August 7, 2015, incorporated by reference to Exhibit 10.32 to the 2015 Form 10-K; and as amended by Amendment No. 17 dated April 14, 2017 to the Irvine Lease Agreement dated April 3, 1997 between GFE MacArthur Investments, LLC, successor-in-interest to TFP Partners, and the Company, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017 (SEC File No. 001-34761)

10.44‡
Master License and Services Agreement as of October 5, 2017 by and between AutoWeb and DealerX Partners, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 11, 2017 (SEC File No. 001-34761) (“October 2017 Form 8-K”)

10.45‡	Stockholder Agreement dated as of October 5, 2017 by and between AutoWeb, DealerX Partners, LLC and Jeffrey Tognetti, incorporated by reference to Exhibit 10.2 to the October 2017 Form 8-K

10.46
Tax Benefit Preservation Plan Exemption Agreement and Irrevocable Proxy dated November 15, 2017 by and between AutoWeb, Piton Capital Partners LLC, a Delaware limited liability company (“Piton Capital”), and Piton Capital’s managing members, incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed with the SEC on November 17, 2017 (SEC File No. 001-34761)

10.47‡
Transitional License and Linking Agreement, made as of January 1, 2017, by and among Internet Brands, Inc., a Delaware corporation, Car.com, Inc., a Delaware corporation, and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 6, 2017 (SEC File No. 001-34761)

10.48
Convertible Subordinated Promissory Note dated as of January 13, 2014 (Principal Amount $1,000,000.00) issued by Company to AutoNationDirect.com, Inc., a Delaware corporation, incorporated by reference to Exhibit 10.1 to the January 2014 Form 8-K

10.49
Warrant to Purchase 69,930 Shares of Company Common Stock dated as of January 13, 2014 issued by Company to AutoNationDirect.com, Inc., a Delaware corporation, incorporated by reference to Exhibit 10.2 to the January 2014 Form 8-K

10.50
Shareholder Registration Rights Agreement dated as of January 13, 2014 by and between Company and AutoNationDirect.com, Inc., a Delaware corporation, incorporated by reference to Exhibit 10.3 to the January 2014 Form 8-K

10.51
Form of Warrant to Purchase Common Stock (on an as-converted basis following the conversion of Series B Junior Preferred Stock) dated as of October 1, 2015 issued by the Company to the persons listed on Schedule A thereto, which is incorporated herein by reference to Exhibit 10.1 to the October 2015 Form 8-K

21.1*	Subsidiaries of AutoWeb, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Chief Executive Officer Section 302 Certification of Periodic Report dated March 15, 2018

31.2*	Chief Financial Officer Section 302 Certification of Periodic Report dated March 15, 2018

32.1*	Chief Executive Officer and Chief Financial Officer Section 906 Certification of Periodic Report dated March 15, 2018

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

Item 16.                        Form 10-K Summary

None

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2018.

AUTOWEB, INC.

By:	/s/ JEFFREY H. COATS
Jeffrey H. Coats
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of AutoWeb, Inc., a Delaware corporation (“Company”), and the undersigned Directors and Officers of AutoWeb, Inc. hereby constitute and appoint Jeffrey H. Coats, Kimberly Boren or Glenn E. Fuller as the Company’s or such Director’s or Officer’s true and lawful attorneys-in-fact and agents, for the Company or such Director or Officer and in the Company’s or such Director’s or Officer’s name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the Company or such Director or Officer might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. FUCHS Michael J. Fuchs	Chairman of the Board and Director	March 15, 2018

/s/ JEFFREY H. COATS Jeffrey H. Coats	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018

/s/ KIMBERLY BOREN Kimberly Boren	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2018

/s/ WESLEY OZIMA Wesley Ozima	Senior Vice President and Controller (Principal Accounting Officer)	March 15, 2018

/s/ MICHAEL A. CARPENTER Michael A. Carpenter	Director	March 15, 2018

/s/ MARK N. KAPLAN Mark N. Kaplan	Director	March 15, 2018

/s/ JEFFREY M. STIBEL Jeffrey M. Stibel	Director	March 15, 2018

/s/ MATIAS DE TEZANOS Matias de Tezanos	Director	March 15, 2018

/s/ JANET M. THOMPSON Janet M. Thompson	Director	March 15, 2018

/s/ JOSE VARGAS Jose Vargas	Director	March 15, 2018

AUTOWEB, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AutoWeb, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AutoWeb, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company prospectively changed the manner in which it accounts for the balance sheet classification of deferred taxes due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

As discussed in Note 2 to the consolidated financial statements, the Company prospectively changed the manner in which it accounts for share-based payment transactions and the related excess tax benefits and tax deficiencies due to the adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified:

In connection with the evaluation and measurement of goodwill for impairment and valuation of deferred tax assets, we believe the Company’s management review controls were not effectively designed to operate at a sufficient level of precision, or there was not sufficient evidence to demonstrate the controls were designed to operate at a sufficient level of precision, necessary to prevent or detect a material misstatement on a timely basis. Specifically, we believe the Company did not adequately evidence management’s expectations, criteria for investigation, and the level of precision used in the performance of the controls. We also believe the controls did not sufficiently evidence the completeness and accuracy of key assumptions and other data used by management in the operation of controls. The aggregation of control deficiencies in these areas resulted in a material weakness related to internal control over financial reporting.

We considered the material weakness in determining the nature, timing, and extent of the audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2017, and our opinion on such consolidated financial statements was not affected.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

San Diego, California
March 15, 2018

We have served as the Company’s auditor since 2012.

AUTOWEB, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share and share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$24,993	$38,512
Short-term investment	254	251
Accounts receivable, net of allowances for bad debts and customer credits of $892 and $1,015 at December 31, 2017 and 2016, respectively	25,911	33,634
Deferred tax asset	—	4,669
Prepaid expenses and other current assets	1,805	901
Total current assets	52,963	77,967
Property and equipment, net	4,311	4,430
Investments	100	680
Intangible assets, net	29,113	23,783
Goodwill	5,133	42,821
Long-term deferred tax asset	692	14,799
Other assets	601	801
Total assets	$92,913	$165,281

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,083	$9,764
Accrued employee-related benefits	2,411	4,530
Other accrued expenses and other current liabilities	7,252	8,315
Current portion of term loan payable	—	6,563
Total current liabilities	16,746	29,172
Convertible note payable	1,000	1,000
Long-term portion of term loan payable	—	7,500
Borrowings under revolving credit facility	8,000	8,000
Total liabilities	25,746	45,672
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Series B Preferred stock, none and 168,007 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized; 13,059,341 and 11,012,625 shares issued and outstanding at December 31, 2017 and 2016, respectively	13	11
Additional paid-in capital	356,054	350,022
Accumulated deficit	(288,900)	(230,424)
Total stockholders’ equity	67,167	119,609
Total liabilities and stockholders’ equity	$92,913	$165,281

The accompanying notes are an integral part of these consolidated financial statements.

 AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per-share data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Lead fees	$107,045	$130,684	$120,678
Advertising	34,142	24,508	10,534
Other revenues	938	1,492	2,014
Total revenues	142,125	156,684	133,226
Cost of revenues	99,352	98,771	81,586
Gross profit	42,773	57,913	51,640
Operating expenses:
Sales and marketing	14,315	18,118	15,956
Technology support	12,567	13,986	11,740
General and administrative	12,110	14,663	13,189
Depreciation and amortization	4,781	5,068	3,106
Litigation settlements	(109)	(50)	(108)
Goodwill impairment	37,688	—	—
Total operating expenses	81,352	51,785	43,883
Operating income (loss)	(38,579)	6,128	7,757
Interest and other income (expense), net	(946)	558	322
Income (loss) before income tax provision	(39,525)	6,686	8,079
Income tax provision	25,439	2,815	3,433
Net income (loss) and comprehensive income (loss)	$(64,964)	$3,871	$4,646

Basic earnings (loss) per common share	$(5.48)	$0.36	$0.47
Diluted earnings (loss) per common share	$(5.48)	$0.29	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Preferred Stock		Additional
	Number of of Shares	Amount	Number of Shares	Amount	Paid-In- Capital	Accumulated Deficit	Total

Balance at January 1, 2015	8,880,377	$9	-	$-	$308,190	$(238,941)	$69,258
Share-based compensation	-	-	-	-	2,563	-	2,563
Issuance of common stock upon exercise of stock options	145,979	-	-	-	1,197	-	1,197
Issuance of AWI warrants	-	-	-	-	2,542	-	2,542
Issuance of preferred shares	-	-	168,007	-	21,133	-	21,133
Issuance of restricted stock	125,000	-	-	-	-	-	-
Exercise of warrants	400,000	1	-	-	1,860	-	1,861
Conversion of note payable	1,075,268	1	-	-	5,000	-	5,001
Net income	-	-	-	-	-	4,646	4,646
Balance at December 31, 2015	10,626,624	11	168,007	-	342,485	(234,295)	108,201
Share-based compensation	-	-	-	-	4,486	-	4,486
Issuance of common stock upon exercise of stock options	386,001	-	-	-	3,051	-	3,051
Net income	-	-	-	-	-	3,871	3,871
Balance at December 31, 2016	11,012,625	11	168,007	-	350,022	(230,424)	119,609
Share-based compensation	-	-	-	-	4,106	-	4,106
Issuance of common stock upon exercise of stock options	248,344	-	-	-	1,355	-	1,355
Issuance of restricted stock	345,000	-	-	-	-	-	-
Conversion of preferred shares	1,680,070	2	(168,007)	-	(2)	-	-
DealerX contingent consideration	-	-	-	-	2,470	-	2,470
Repurchase of common stock	(226,698)	-	-	-	(1,897)	-	(1,897)
Cumulative effect adjustment	-	-	-	-	-	6,488	6,488
Net loss	-	-	-	-	-	(64,964)	(64,964)
Balance at December 31, 2017	13,059,341	$13	-	$-	$356,054	$(288,900)	$67,167

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(64,964)	$3,871	$4,646
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,653	7,303	4,021
Provision for bad debt	346	344	379
Provision for customer credits	247	592	803
Share-based compensation	4,103	4,412	2,557
Write-down of assets	8	115	—
Gain on sale of business	—	(2,183)	—
(Gain)/loss on long-term strategic investment	580	777	(636)
Change in deferred tax assets	25,264	1,994	2,996
Goodwill impairment	37,688	—	—
Changes in assets and liabilities:
Accounts receivable	7,130	(3,229)	(381)
Prepaid expenses and other current assets	(904)	(402)	(121)
Other non-current assets	200	946	147
Accounts payable	(2,681)	2,121	(586)
Accrued expenses and other current liabilities	(3,182)	1,581	(1,352)
Non-current liabilities	—	—	(273)
Net cash provided by operating activities	11,488	18,242	12,200
Cash flows from investing activities:
Purchase of Dealix/Autotegrity	—	—	(25,011)
Investment in GoMoto	—	(375)	(375)
Change in short-term investment	(3)	(251)	—
Purchase of intangible assets	(8,600)	—	—
Purchases of property and equipment	(1,799)	(2,148)	(2,719)
Net cash used in investing activities	(10,402)	(2,774)	(28,105)
Cash flows from financing activities:
Repurchase of common stock	(1,897)	—	—
Borrowings under credit facility	—	—	2,750
Borrowings under term loan	—	—	15,000
Payments on term loan borrowings	(14,063)	(3,937)	(3,750)
Net proceeds from stock option exercises	1,355	3,051	1,197
Proceeds from exercise of warrants	—	—	1,860
Proceeds from issuance of preferred shares	—	—	2,132
Payment of contingent fee arrangement	—	(63)	(38)
Net cash (used in) provided by financing activities	(14,605)	(949)	19,151
Net increase (decrease) in cash and cash equivalents	(13,519)	14,519	3,246
Cash and cash equivalents, beginning of period	38,512	23,993	20,747
Cash and cash equivalents, end of period	$24,993	$38,512	$23,993
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$650	$760	$552
Cash paid for interest	$948	$717	$884

Supplemental schedule of non-cash investing and financing activities:
DealerX contingent consideration	$2,470	$—	$—
Purchase of AutoWeb	$—	$—	$21,543
Conversion of Cyber Note	$—	$—	$5,000
Sale of specialty finance leads business	$—	$3,168	$—

The accompanying notes are an integral part of these consolidated financial statements.

AUTOWEB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
             Organization and Operations of AutoWeb

AutoWeb, Inc. (“AutoWeb” or the “Company”) is a digital marketing company for the automotive industry that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers by utilizing the Company’s digital sales enhancing products and services.

The Company’s consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and gives in-market consumers with information and tools to aid them with their automotive purchase decisions and gives in-market consumers the ability to connect with Dealers regarding purchasing or leasing vehicles. These consumers are connected to Dealers via the Company’s various programs for online lead referrals (“Leads”). The Company’s AutoWeb® consumer traffic referral product engages with car buyers from AutoWeb’s network of automotive websites and uses our proprietary technology to present them with highly relevant offers based on their make and model of interest and their geographic location. The Company then directs these in-market consumers to key areas of a Dealer’s or Manufacturer’s website to maximize conversion for sales, service or other products or services.

The Company was incorporated in Delaware on May 17, 1996. Its principal corporate offices are located in Irvine, California. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol AUTO.

 On October 9, 2017, the Company changed its name from Autobytel Inc. to AutoWeb, Inc., assuming the name of AutoWeb, Inc., which was the name of the company that was acquired by the Company in October 2015. In connection with this name change, the Company’s stock ticker symbol was changed from “ABTL” to “AUTO” on The Nasdaq Capital Market.

On October 5, 2017, the Company and DealerX Partners, LLC, a Florida limited liability company (“DealerX”), entered into a Master License and Services Agreement (“DealerX License Agreement”). Pursuant to the terms of the DealerX License Agreement, AutoWeb was granted a perpetual license to access and use DealerX’s proprietary platform and technology for targeted, online marketing. DealerX will operate the platform for AutoWeb and provide enhancements to and support for the DealerX platform for at least an initial five year period (“Platform Support Obligations”). See Note 5.

On December 19, 2016, AutoWeb and Car.com, Inc., a wholly owned subsidiary of AutoWeb (“Car.com”), entered into an Asset Purchase and Sale Agreement, by and among AutoWeb, Car.com, and Internet Brands, Inc., a Delaware corporation (“Internet Brands”), in which Internet Brands acquired substantially all of the assets of the automotive specialty finance leads group of Car.com. The transaction was completed effective as of December 31, 2016. The transaction consideration consisted of $3.2 million in cash and $1.6 million to be paid over a five year period pursuant to a Transitional License and Linking Agreement. The Company recorded a gain on sale of approximately $2.2 million in connection with the transaction in the fourth quarter of 2016. See Note 3.

On October 1, 2015 (“AWI Merger Date”), AutoWeb entered into and consummated an Agreement and Plan of Merger by and among AutoWeb, New Horizon Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of AutoWeb (“Merger Sub”), Autobytel, Inc. (formerly AutoWeb, Inc.), a Delaware corporation (“AWI”), and Jose Vargas, in his capacity as Stockholder Representative.  On the AWI Merger Date, Merger Sub merged with and into AWI, with AWI continuing as the surviving corporation and as a wholly owned subsidiary of AutoWeb.  AWI was a privately-owned company providing an automotive search engine that enables Manufacturers and Dealers to optimize advertising campaigns and reach highly-targeted car buyers through an auction-based click marketplace.  Prior to the acquisition, the Company previously owned approximately 15% of the outstanding shares of AWI, on a fully converted and diluted basis, and accounted for the investment on the cost basis.  See Note 3.

On May 21, 2015 (“Dealix/Autotegrity Acquisition Date”), AutoWeb and CDK Global, LLC, a Delaware limited liability company (“CDK”), entered into and consummated a Stock Purchase Agreement in which AutoWeb acquired all of the issued and outstanding shares of common stock in Dealix Corporation, a California corporation and subsidiary of CDK, and Autotegrity, Inc., a Delaware corporation and subsidiary of CDK (collectively, “Dealix/Autotegrity”).  Dealix Corporation provides new and used car Leads to automotive dealerships, Dealer groups and Manufacturers, and Autotegrity, Inc. is a consumer Leads acquisition and analytics business.  See Note 3.

On April 27, 2015, Auto Holdings Ltd. (“Auto Holdings”) acquired from Cyber Ventures, Inc. and Autotropolis, Inc. the $5.0 million convertible subordinated promissory note and the warrant to purchase 400,000 shares of AutoWeb common stock issued by the Company to Cyber Ventures and Autotropolis in September 2010 in connection with AutoWeb’s acquisition of substantially all of the assets of Cyber Ventures and Autotropolis (collectively referred to as “Cyber”).  Concurrent with the acquisition of the Cyber convertible note (“Cyber Note”) and warrant (“Cyber Warrant”), Auto Holdings converted the Cyber Note and fully exercised the Cyber Warrant at its conversion price of $4.65 per share.  As required under the terms of the conversion for the Cyber Note, AutoWeb issued 1,075,268 shares of its common stock and under the terms of exercise for the Cyber Warrant, it issued an additional 400,000 shares of its common stock.

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

Investments.  The Company makes strategic investments because they believe that investments may allow the Company to increase market share, benefit from advancements in technology and strengthen its business operations by enhancing their product and service offerings.

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

The Company’s investments at December 31, 2017 and 2016 consist primarily of investments in SaleMove and GoMoto and are accounted for under the cost method. During the years ended December 31, 2017 and 2016, the Company recorded a write-off related to it its investments in SaleMove of $0.6 million and GoMoto of $0.7 million in SaleMove, respectively.

Variable Interest Entities.  The Company has an investment in an entity that is considered a variable interest entity (“VIE”) under U.S. GAAP.  The Company has concluded that its investment in SaleMove qualifies as a variable interest and SaleMove is a VIE. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impacts its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structure, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIE.

Based on AutoWeb’s analysis for the periods presented in this report, it is not the primary beneficiary of SaleMove. Accordingly, SaleMove does not meet the criteria for consolidation.   The SaleMove advances are classified as an other long-term asset on the consolidated balance sheet as of December 31, 2017 and December 31, 2016.  The carrying value and maximum potential loss exposure from SaleMove was zero and $0.6 million as of December 31, 2017 and 2016, respectively.

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents several Manufacturer programs), General Motors and Media.net Advertising.  During 2017, approximately 34% of the Company’s total revenues were derived from these three customers, and approximately 43% or $11.6 million of gross accounts receivable related to these three customers at December 31, 2017.  In 2017, Urban Science Applications accounted for 15% and 20% of total revenues and total accounts receivable as of December 31, 2017, respectively. In 2017, Media.net Advertising accounted for 11% of both total revenues and accounts receivable as of December 31, 2017, respectively.
.
During 2016, approximately 28% of the Company’s total revenues were derived from Urban Science Applications, General Motors and Ford Direct, and approximately 36% or $12.6 million of gross accounts receivable related to these three customers at December 31, 2016.  In 2016, Urban Science Applications accounted for 16% and 19% of total revenues and total accounts receivable as of December 31, 2016, respectively.

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

Capitalized Internal Use Software and Website Development Costs.  The Company capitalizes costs to develop internal use software in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, and ASC 350-50, Website Development Costs, which require the capitalization of external and internal computer software costs and website development costs, respectively, incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training and maintenance costs are expensed as incurred while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized internal use software development costs are amortized using the straight-line method over an estimated useful life of three to five years. Capitalized website development costs, once placed in service, are amortized using the straight-line method over the estimated useful life of the related websites.  The Company capitalized $0.5 million, $1.7 million and $1.5 million of such costs for the years ended December 31, 2017, 2016 and 2015, respectively.

Impairment of Long-Lived Assets and Intangible Assets.  The Company periodically reviews long-lived amortizing assets to determine if there is any impairment of these assets. The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the long-lived assets and other intangibles. Future events could cause the Company to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. The Company assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, the Company would write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on the Company’s financial condition and results of operations. The Company recorded impairment of $0.6 million related to its investment in SaleMove in 2017. The Company did not record any impairment of long-lived assets in 2016 and 2015.

Indefinite-lived intangible assets. Indefinite-lived intangible assets consists of a domain name, which was acquired as part of the Dealix/Autotegrity acquisition in 2015, which is tested for impairment annually, or more frequently if an event occurs or circumstances changes that would indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, the Company may first perform a qualitative analysis to determine whether it is more likely than not that the indefinite-lived intangible assets is impaired. If the Company does not perform the qualitative assessment, or if the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount, the Company will calculate the estimated fair value of the indefinite-lived intangible asset. Fair value is the price a willing buyer would pay for the indefinite-lived intangible asset and is typically calculated using an income approach. If the carrying amount of the indefinite-lived intangible asset exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company did not record any impairment of indefinite-lived intangible assets in 2017, 2016 and 2015.

Goodwill.  Goodwill represents the excess of the purchase price for business acquisitions over the fair value of identifiable assets and liabilities acquired. The Company evaluates the carrying value of enterprise goodwill for impairment by comparing the enterprise’s carrying value to its fair value. If the fair value is less than the carrying value, enterprise goodwill is potentially impaired. The Company evaluates enterprise goodwill, at a minimum, on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances suggest that the carrying amount of goodwill may be impaired. The Company recorded goodwill impairment of $37.7 million in 2017.

Revenue Recognition.  Lead fees consist of fees from the sale of Leads for new and used vehicles and Leads for vehicle financing.  Fees paid by customers participating in the Company’s Lead programs are comprised of monthly transaction and/or subscription fees.  Advertising revenues represent fees for display advertising on Company’s Websites and fees from the Company’s click programs.

The Company recognizes revenues when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Lead fees are generally recognized as revenues in the period the service is provided. Advertising revenues are generally recognized in the period the advertisements are displayed on Company Websites and the period in which clicks have been delivered. Fees billed prior to providing services are deferred, as they do not satisfy all U.S. GAAP revenue recognition criteria. Deferred revenues are recognized as revenue over the periods services are provided.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (“TCJA”). The TCJA establishes new tax laws that will take effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax (“AMT”); (3) a new limitation on deductible interest expense; (4) one-time transition tax on certain deemed repatriated earnings of foreign subsidiaries (“Transition Tax”); (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions: and (7) limitations on net operating losses (“NOLs”) generated after December 31, 2017, to 80% of taxable income.

ASC 740, Income Taxes, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the TCJA; however, the Company has made a reasonable estimate of the effects of the TCJA’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. The Company recorded a decrease in deferred tax assets and deferred tax liabilities of $11.7 million and $0.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $11.7 million for the year ended December 31, 2017. In addition, the Company recognized a deemed repatriation of $0.6 million of deferred foreign income from its Guatemala subsidiary, which did not result in any incremental tax cost after application of foreign tax credits.  The Company’s provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon ongoing analysis of data and tax positions along with the new guidance from regulators and interpretations of the law.

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

The following are the share amounts utilized to compute the basic and diluted net earnings (loss) per share for the years ended December 31:

	2017	2016	2015
Basic Shares:
Weighted average common shares outstanding	11,910,906	10,673,015	9,907,066
Weighted average common shares repurchased	(58,367)	—	—
Basic Shares	11,852,539	10,673,015	9,907,066

Diluted Shares:
Basic Shares	11,852,539	10,673,015	9,907,066
Weighted average dilutive securities	—	2,630,194	2,755,258
Dilutive Shares	11,852,539	13,303,209	12,662,324

For the year ended December 31, 2017, weighted average dilutive securities were not included since the company had a net loss for the year. For the years ended December 31, 2016 and 2015, weighted average dilutive securities included dilutive options, warrants and convertible preferred shares.

Potentially dilutive securities representing approximately 3.7 million, 1.9 million and 1.4 million shares of common stock for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the computation of diluted income per share for these periods because their effect would have been anti-dilutive.

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

Advertising Expense.  Advertising costs are expensed in the period incurred and the majority of advertising expense is recorded in sales and marketing expense. Advertising expense in the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $1.4 million and $2.0 million, respectively.

Recent Accounting Pronouncements

Issued but not yet adopted by the Company

Accounting Standards Codification 842 “Leases.”  In February 2016, Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” was issued.  This ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases of terms more than 12 months.  The ASU will require both capital and operating leases to be recognized on the balance sheet.  Qualitative and quantitative disclosures will also be required to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  In January 2018, ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic842” was issued. This ASU permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects this standard will have a material effect on its consolidated financial statements due to the recognition of new right-of-use assets and lease liabilities on its balance sheet for real estate and equipment operating leases. The Company is continuing to evaluate the effect this guidance will have on the consolidated financial statements and related disclosures.

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

 Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  This ASU requires the use of a five-step methodology to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the ASU requires enhanced disclosure regarding revenue recognition.

The standard permits the use of either the retrospective or cumulative effect transition method (modified retrospective method). The Company adopted the ASU on a modified retrospective transition method on January 1, 2018 and will apply the guidance to the most current period presented in the financial statements issued subsequent to the adoption date. The Company did not record a cumulative adjustment to retained earnings as of January 1, 2018 since the Company was recognizing revenue consistent with the provisions of ASC 606 and any adjustment would have been deemed immaterial. In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard, including that accounting for variable consideration is immaterial.

Under ASU 2014-09, revenue is recognized upon transfer of control of promised products or services to customers. The Company has three main revenue streams: lead fees, advertising and other revenues. Lead fees are paid by Dealers and Manufacturers participating in the Company’s Lead programs and are comprised of monthly transaction and/or subscription fees. Lead fees are recognized in the period when service is provided. Advertising revenue represents fees for display advertising on our website and fees from our click program. Advertising revenue is recognized in the period the advertisements are displayed on our websites and the period in which clicks have been delivered.

The Company adopted the standard through the application of the portfolio approach and selected a sample of customer contracts to assess under the guidance of the new standard that are characteristically representative of each revenue stream. The Company has completed its review of the sample contracts, and the Company does not anticipate a significant change to the pattern or timing of revenue recognition as a result of adopting the new standard.

Recently adopted by the Company

Accounting Standards Codification 350 “Intangibles – Goodwill and Other.”  In January 2017, ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” was issued.  Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company early adopted the provisions of ASU No. 2017-04 and recorded impairment of goodwill for the year ended December 31, 2017 of $37.7 million.

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

For the twelve months ended December 31, 2017, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. Income tax benefit of approximately $32,000 was recognized in the twelve months ended December 31, 2017 as a result of the adoption of ASU 2016-09.

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

3.                      Acquisitions and Disposals

Acquisition of AWI

On the AWI Merger Date, Merger Sub merged with and into AWI, with AWI continuing as the surviving corporation and as a wholly owned subsidiary of AutoWeb.

The AWI Merger Date fair value of the consideration transferred totaled $23.8 million consisting of (i) 168,007 newly issued shares of Series B Junior Participating Convertible Preferred Stock, par value $0.001 per share, of AutoWeb (“Series B Preferred Stock”); (ii) warrants to purchase up to 148,240 shares of Series B Preferred Stock “AWI Warrant”), at an exercise price of $184.47 (reflecting 10 times the $16.77 closing price of a share of the Company’s common stock, $0.001 par value per share (“Common Stock”), plus a ten percent (10%) premium); and (iii) $0.3 million in cash to cancel vested, in-the-money options to acquire shares of AWI common stock.  As a result of accounting for the transaction as a business combination achieved in stages, the Company also recorded $0.6 million as a gain to the pre-merger investment in AWI.  The results of operations of AWI have been included in the Company’s results of operations since the AWI Merger Date.

(in thousands)
Series B Preferred Stock	$20,989
Series B Preferred warrants to purchase 148,240 shares of Series B Preferred Stock	2,542
Cash	279
Fair value of prior ownership in AWI	4,016
$27,826

The shares of Series B Preferred Stock were converted into ten (10) shares of Common Stock upon stockholder approval on June 22, 2017.

The AWI Warrant was valued at $1.72 per share underlying the warrant for a total value of $2.5 million.  The Company used a Monte Carlo simulation model to determine the value of the AWI Warrant.  Key assumptions used in valuing the AutoWeb Warrant are as follows: risk-free rate of 1.9%, stock price volatility of 74.0% and a term of 7.0 years.  On June 22, 2017, the Company received stockholder approval which resulted in the automatic conversion of the AWI Warrant into warrants to acquire up to 1,482,400 shares of the Company’s common stock at an exercise price of $18.45 per share of common stock. The AWI Warrant becomes exercisable on October 1, 2018, subject to the following vesting conditions: (i) with respect to the first one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date of the AWI Warrant the weighted average closing price of the Common Stock for the preceding 30 trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations of the Common Stock occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $45.00.  The AWI Warrant expires on October 1, 2022.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the AWI Merger Date.

(in thousands)
Net identifiable assets acquired:
Total tangible assets acquired	$4,456
Total liabilities assumed	543
Net identifiable assets acquired	3,913

Definite-lived intangible assets acquired	17,690
Goodwill	5,954
$27,557

The fair value of the acquired intangible assets was determined using the below valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The intangible assets related to the AWI acquisition include the following:

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

Additionally, in connection with the acquisition of AWI, the Company entered into non-compete agreements with key executives of AWI.  The fair value of the AWI non-compete agreements was $270,000 and was derived by calculating the difference between the present value of the Company’s forecasted cash flows with the agreements in place and without the agreements in place.  The Company amortized the value of the AWI non-compete agreement over two years.

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

The goodwill recognized of $6.0 million was attributable primarily to expected synergies and the assembled workforce of AWI.  The Company incurred approximately $1.1 million of acquisition-related costs related to the AWI acquisition.

Acquisition of Dealix/Autotegrity

On the Dealix/Autotegrity Acquisition Date, AutoWeb acquired all of the issued and outstanding shares of common stock of Dealix and Autotegrity.  Dealix provides new and used car leads to automotive dealerships, Dealer groups and Manufacturers, and Autotegrity is a consumer leads acquisition and analytics business.  The Company acquired Dealix/Autotegrity to further expand its reach and influence in the industry by increasing its Dealer network.

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

Additionally, in connection with the acquisition of Dealix/Autotegrity, the Company entered into non-compete agreements with CDK and a key executive of Dealix/Autotegrity.  The fair value of the non-compete agreements with CDK and the key executive from Dealix/Autotegrity was $0.5 million and  $40,000, respectively, and was derived by calculating the difference between the present value of the Company’s forecasted cash flows with the agreements in place and without the agreements in place.  The Company amortized the value of the non-compete agreement with CDK and the key executive from Dealix/Autotegrity over two and one year(s), respectively.

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

In connection with the transaction, Internet Brands, Car.com and AutoWeb entered into the Specialty Finance Leads License Agreement pursuant to which Car.com and AutoWeb will provide to Internet Brands certain transition services and arrangements. Pursuant to the Specialty Finance Leads License Agreement, (i) Internet Brands will pay AutoWeb $1.6 million in fees over the five-year term of the Specialty Finance Leads License Agreement, and (ii) Car.com (1) granted Internet Brands a limited, non-exclusive, non-transferable license to use the Car.com logo and name solely for sales and marketing purposes in Internet Brand’s automotive specialty finance leads business; and (2) provided certain redirect linking of consumer traffic from the Acquired Group’s current specialty finance leads application forms to a landing page designated by Internet Brands. The Company received $0.4 million during the twelve months ended December 31, 2017 related to the Specialty Finance Leads License Agreement.

The disposal of the automotive specialty finance leads product did not qualify for presentation and disclosure as a discontinued operation because it did not represent a strategic shift that had or will have a major effect on the Company’s operations.

4.                      Investments

Investments.  The Company’s investments at December 31, 2017 and 2016 consist primarily of investments in SaleMove and GoMoto and are recorded at cost.

The following table presents the Company’s investment activity for 2017 and 2016 (in thousands):

	Note	Note
	receivable-	receivable-
Description	long-term	current	Investments

Balance at December 31, 2015	$375	$—	$680
Purchases, (sales), issuances and (settlements), net	(375)	750	—
Balance at December 31, 2016	—	750	680
Reserve for notes receivable	—	(750)	—
Net balance at December 31, 2016	—	—	680
Write-offs	—	—	(580)
Net balance at December 31, 2017	$—	$—	$100

 In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which AutoWeb invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares are classified as a long-term investment on the consolidated balance sheet as of December 31, 2016. The Company recorded an impairment charge of $0.6 million in SaleMove in 2017.

 In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove equally share in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  SaleMove advances are repaid to the Company from SaleMove’s share of net revenues from the Reseller Agreement.  As of December 31, 2017, the net advances due from SaleMove totaled $424,000.

              In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000 for each period in GoMoto in the form of convertible promissory notes (“GoMoto Notes”).  The GoMoto Notes accrued interest at an annual rate of 4.0% and are due and payable in full upon demand or at GoMoto’s option ten days’ written notice unless converted prior to the maturity date.  As of December 31, 2017, the Company has recorded a reserve of $0.8 million related to the GoMoto Notes and related interest receivable because the GoMoto Notes are past due and the Company believes the amounts may not be recoverable.

5.                     Selected Balance Sheet Accounts

    Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2017	2016
	(in thousands)
Computer software and hardware	$11,065	$12,027
Capitalized internal use software	5,774	5,359
Furniture and equipment	1,703	1,332
Leasehold improvements	1,539	1,139
	20,081	19,857
Less—Accumulated depreciation and amortization	(15,770)	(15,427)
Property and Equipment, net	$4,311	$4,430

As of December 31, 2017 and 2016, capitalized internal use software, net of amortization, was $2.0 million and $2.7 million, respectively.  Depreciation and amortization expense related to property and equipment was $1.9 million for the year ended December 31, 2017.  Of this amount, $1.1 million was recorded in cost of revenues and $0.8 million was recorded in operating expenses for the year ended December 31, 2017. Depreciation and amortization expense related to property and equipment was $1.6 million for the year ended December 31, 2016.  Of this amount, $0.7 million was recorded in cost of revenues and $0.8 million was recorded in operating expenses for the year ended December 31, 2016.

Intangible Assets.

The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

On October 5, 2017, the Company and DealerX entered into the DealerX License Agreement. Pursuant to the terms of the DealerX License Agreement, AutoWeb was granted a perpetual license to access and use DealerX’s proprietary platform and technology for targeted, online marketing.

The transaction consideration consisted of: (i) $8.0 million in cash paid to DealerX upon execution of the DealerX License Agreement and (ii) the right to 710,856 shares of the Company’s common stock, par value $0.001 per share, representing approximately five percent of the Company’s outstanding Common Stock as of the date the parties entered into the DealerX License Agreement (“Market Capitalization Shares”) if on or before October 5, 2022: (i) AutoWeb’s market capitalization averages at least $225.0 million over a consecutive 90 day period or (ii) there is a change in control of AutoWeb that reflects a market capitalization of at least $225.0 million. If the Market Capitalization Shares are issued to DealerX, DealerX’s Platform Support Obligations will continue in perpetuity. Alternatively, upon the occurrence of certain events prior to the issuance of the Market Capitalization Shares, AutoWeb may elect to make an additional lump-sum payment of $12.5 million (Alternative Cash Payment”) in order to extend DealerX’s Platform Support Obligations in perpetuity. If the Alternative Cash payment is made, DealerX’s contingent right to receive the Market Capitalization Shares will be terminated. The fair value of the Market Capitalization Shares was calculated at $2.5 million. The DealerX perpetual license and related Market Capitalization Shares is being amortized over seven years.

The Company’s intangible assets will be amortized over the following estimated useful lives (in thousands):

		December 31, 2017			December 31, 2016
Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	3 – 7 years	$16,589	$(4,037)	$12,552	$9,294	$(6,756)	$2,538
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2 - 10 years	19,563	(10,555)	9,008	19,563	(7,454)	12,109
Employment/non-compete agreements	1-5 years	1,510	(1,493)	17	1,510	(1,273)	237
Developed technology	5-7 years	8,955	(3,619)	5,336	8,955	(2,256)	6,699
		$47,917	$(21,004)	$26,913	$40,622	$(19,039)	$21,583

		December 31, 2017			December 31, 2016
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in “Cost of Revenues” and “Depreciation and amortization” in the Statements of Operations.  Amortization expense was $5.7 million, $5.7 million and $3.0 million in 2017, 2016 and 2015, respectively. Amortization expense for intangible assets for the next five years is as follows:

Year	Amortization Expense
(in thousands)

2018	$6,610
2019	5,236
2020	3,805
2021	3,697
2022	3,100
Thereafter	4,465
$26,913

Goodwill.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.  The Company did not record any impairment related to goodwill as of December 31, 2016. The Company impaired goodwill by $37.7 million as of December 31, 2017.  As of December 31, 2017 and 2016, goodwill consisted of the following:

(in thousands)
Goodwill as of December 31, 2015	$42,903
Purchase price allocation adjustments from Dealix/Autotegrity acquisition	(82)
Goodwill as December 31, 2016	42,821
Impairment charge	(37,688)
Goodwill as of December 31, 2017	$5,133

During the year ended December 31, 2016, the Company made adjustments to the Dealix/Autotegrity purchase price allocation due to changes in accounts receivable and sales tax payable acquired, and adjusted goodwill accordingly.

Accrued Expenses and Other Current Liabilities

As of December 31, 2017 and 2016, accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2017	2016
	(in thousands)
Accrued employee-related benefits	$2,411	$4,530
Other accrued expenses and other current liabilities:
Other accrued expenses	6,307	7,278
Amounts due to customers	438	466
Other current liabilities	507	571
Total other accrued expenses and other current liabilities	7,252	8,315

Total accrued expenses and other current liabilities	$9,663	$12,845

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

In connection with the acquisition of AutoUSA, LLC (“AutoUSA”) on January 13, 2014, the Company issued a convertible subordinated promissory note for $1.0 million (“AutoUSA Note”) to AutoNationDirect.com, Inc.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company’s outside valuation consultants in valuing the AutoUSA Note included a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019.  The holder of the AutoUSA Note may at any time convert all or any part, but at least 30,600 shares, of the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations and other similar events).  In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

6.                     Credit Facility

The Company and MUFG Union Bank, N.A. (“Union Bank”), have entered into a Loan Agreement dated February 26, 2013, as amended on September 10, 2013, January 13, 2014, May 20, 2015, June 1, 2016, June 28, 2017 and December 27, 2017 (the original Loan Agreement, as amended to date, is referred to collectively as the “Credit Facility Agreement”).  Until December 31, 2017, the Credit Facility Agreement provided for (i) a $9.0 million term loan (“Term Loan 1”); (ii) a $15.0 million term loan (“Term Loan 2”); and (iii) an $8.0 million working capital revolving line of credit (“Revolving Loan”).  Term Loan 1 and Term Loan 2 were fully paid as of December 31, 2017. The outstanding balance of the Revolving Loan as of December 31, 2017 was $8.0 million.

Borrowings under the Revolving Loan bear interest at either (i) the LIBOR plus 2.50% or (ii) the bank’s Reference Rate (prime rate) minus 0.50%, at the option of the Company. Interest under the Revolving Loan adjusts (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate is selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate is selected. The Company pays a commitment fee of 0.10% per year on the unused portion of the Revolving Loan, payable quarterly in arrears. Borrowings under the Revolving Loan are secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. The maturity date of the Revolving Loan was extended from March 31, 2017 to April 30, 2018. Borrowings under the Revolving Loan may be used as a source to finance working capital, capital expenditures, acquisitions and stock buybacks and for other general corporate purposes.

Term Loan 1 was amortized over a period of four years, with fixed quarterly principal payments of $562,500. Borrowings under Term Loan 1 bore interest at either (i) the bank’s Reference Rate (prime rate) minus 0.50% or (ii) the London Interbank Offering Rate (“LIBOR”) plus 2.50%, at the option of the Company. Interest under Term Loan 1 adjusted (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate was selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate was selected.  Borrowings under Term Loan 1 were secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Borrowing under Term Loan 1 was limited to use for the acquisition of AutoUSA, and the Company drew down the entire $9.0 million of Term Loan 1, together with $1.0 million under the Revolving Loan, in financing this acquisition.

Term Loan 2 was amortized over a period of five years, with fixed quarterly principal payments of $750,000. Borrowings under Term Loan 2 bore interest at either (i) LIBOR plus 3.00% or (ii) the bank’s Reference Rate (prime rate), at the option of the Company. Interest under Term Loan 2 adjusted (i) at the end of each LIBOR rate period (1, 2, 3, 6 or 12 months terms) selected by the Company, if the LIBOR rate was selected; or (ii) with changes in Union Bank’s Reference Rate, if the Reference Rate was selected. The Company paid an upfront fee of 0.10% of the Term Loan 2 principal amount upon drawing upon Term Loan 2. Borrowings under Term Loan 2 were secured by a first priority security interest on all of the Company’s personal property (including, but not limited to, accounts receivable) and proceeds thereof. Borrowing under Term Loan 2 was limited to use for the acquisition of Dealix/Autotegrity, and the Company drew down the entire $15.0 million of Term Loan 2, together with $2.75 million under the Revolving Loan and $6.76 million from available cash on hand, in financing this acquisition.

The Credit Facility Agreement contains certain customary affirmative and negative covenants and restrictive and financial covenants, which the Company was in compliance with as of December 31, 2017.

7.
Commitments and Contingencies

     Operating Leases

The Company leases its facilities and certain office equipment under operating leases which expire on various dates through 2024.  The Company’s future minimum lease payments on leases with non-cancelable terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2018	$1,526
2019	1,385
2020	964
2021	461
2022	459
Thereafter	672
$5,467

Rent expense included in operating expenses was $2.0 million, $2.0 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

8.                     Retirement Savings Plan

The Company has a retirement savings plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”) (the “401(k) Plan”). The 401(k) Plan covers all employees of the Company who are over 21 years of age and is effective on the first day of the month following date of hire. Under the 401(k) Plan, participating employees are allowed to defer up to 100% of their pretax salaries not to exceed the maximum IRC deferral amount. The Company contributions to the 401(k) Plan are discretionary. The Company contribution in the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.4 million and $0.4 million, respectively.

9.                      Stockholders’ Equity

Stock-Based Incentive Plans

The Company has established several plans that provide for stock-based awards (“Awards”) primarily in the form of stock options and restricted stock awards (“RSAs”). Certain of these plans provide for awards to employees, the Company’s Board of Directors and independent consultants. The Awards were granted under the 1998 Stock Option Plan, the 1999 Employee and Acquisition Related Stock Option Plan, the 2000 Stock Option Plan, the Amended and Restated 2001 Restricted Stock and Option Plan, the 2004 Restricted Stock and Option Plan, the 2006 Inducement Stock Option Plan, 2010 Equity Incentive Plan and the Amended and Restated 2014 Equity Incentive Plan.  As of June 19, 2014, awards may only be granted under the Amended and Restated 2014 Equity Incentive Plan.  An aggregate of 0.6 million shares of Company common stock are reserved for future issuance under the Amended and Restated 2014 Equity Incentive Plan at December 31, 2017.

Share-based compensation expense is included in costs and expenses in the Consolidated Statements of Operations and Comprehensive Income(Loss) as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Share-based compensation expense:
Cost of revenues	$78	$67	$150
Sales and marketing	1,703	1,777	713
Technology support	586	601	518
General and administrative	1,739	1,982	1,185
Share-based compensation expense	4,106	4,427	2,566

Amount capitalized to internal use software	3	15	9

Total share-based compensation expense	$4,103	$4,412	$2,557

As of December 31, 2017, December 31, 2016 and December 31, 2015, there was approximately $3.9 million, $4.9 million and $2.9 million, respectively, of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of approximately 3.9 years.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility and risk-free interest rates. The expected risk-free interest rate is based on United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. Expected volatility is based on the Company’s historical experience for a period equal to the expected life. The Company has used historical volatility because it has limited or no options traded on its common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The Company estimates the expected life of options granted based on historical experience, which it believes is representative of future behavior.  The dividend yield is not considered in the option-pricing formula since the Company has not paid dividends in the past and has no current plans to do so in the future. The Company elected to estimate a forfeiture rate and is based on historical experience and is adjusted based on actual experience.

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

Awards granted under the Company’s stock option plans were estimated to have a weighted average grant date fair value per share of $6.23, $7.04 and $5.73 for the years ended December 31, 2017, 2016 and 2015, respectively, based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	62%	58%	56%
Expected risk-free interest rate	1.8%	1.2%	1.3%
Expected life (years)	4.4	4.4	4.4

A summary of the Company’s outstanding stock options as of December 31, 2017, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at December 31, 2016	2,742,531	$11.15	4.3
Granted	466,600	12.41
Exercised	(248,344)	5.46
Forfeited or expired	(215,503)	15.93
Outstanding at December 31, 2017	2,745,284	$11.50	3.9	$4,089
Vested and expected to vest at December 31, 2017	2,677,867	$11.45	3.9	$4,066
Exercisable at December 31, 2017	1,909,298	$10.32	3.1	$3,920

Service-Based Options.  During the years ended December 31, 2017, 2016 and 2015, the Company granted 466,600, 833,900 and 606,750 service-based stock options, which had weighted average grant date fair values of $6.23, $7.71 and $5.73, respectively.

 Stock option exercises. During 2017, 248,344 options were exercised, with an aggregate weighted average exercise price of $5.46. During 2016, 386,001 options were exercised, with an aggregate weighted average exercise price of $7.91. During 2015, 145,979 options were exercised, with an aggregate weighted average exercise price of $8.19.    The total intrinsic value of options exercised during 2017, 2016 and 2015 was $1.6 million, $3.2 million and $1.9 million, respectively.

 Market Condition Options. On January 21, 2016, the Company granted 100,000 stock options to its chief executive officer with an exercise price of $17.09 and grant date fair value of $1.47 per option, using a Monte Carlo simulation model (“CEO Market Condition Options”).   The CEO Market Condition Options were previously valued at $2.94 per option but were revalued when the requisite stockholder approval for the Company’s Amended and Restated 2014 Equity Incentive Plan was obtained in June 2016. The CEO Market Condition Options are subject to both stock price-based and service-based vesting requirements that must be satisfied for the CEO Market Condition Options to vest and become exercisable. The CEO Market Condition Options provide that the stock price-based vesting condition will be met (i) with respect to the first one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date of the CEO Market Condition Options the weighted average closing price of the Company’s common stock on The Nasdaq Capital Market for the preceding thirty (30) trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $45.00. With respect to any of the CEO Market Condition Options for which the stock price-based requirements are met, these options are also subject to the following service-based vesting schedule: (i) thirty-three and one-third percent (33 1/3%) of these options will vest and become exercisable on January 21, 2017 and (ii) one thirty-sixth (1/36th) of these options will vest and become exercisable on each successive monthly anniversary thereafter for the following twenty-four months ending on January 21, 2019. None of the stock-price based vesting requirements have been met as of December 31, 2017. The CEO Market Condition Options expire on January 21, 2023.

 Restricted Stock Awards.  The Company granted an aggregate of 125,000 RSAs on April 23, 2015 in connection with the promotion of one of its executive officers.  Of the 125,000 RSAs, 25,000 were service-based (“Service-Based RSA Award”) and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  The Service-Based RSA Award had a fair market value of $15.37 per share.   This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based restricted stock (“Performance-Based RSA Award”).  The Performance-Based RSA Award had a fair market value of $5.23 per share.  The shares are subject to forfeiture upon the earlier of (such earliest date being referred to as the “Termination Date”) (i) a termination of the executive officer’s employment with the Company; (ii) March 31, 2018; and (iii) other events of forfeiture set forth in the award agreement, subject to the following: (i) the forfeiture restrictions with respect to 50,000 of the restricted shares will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $30.00 per share, and (ii) the forfeiture restrictions with respect to any of the restricted shares that remain subject to forfeiture restrictions will lapse if any time prior to the Termination Date the weighted average closing price of the Company’s common stock for the preceding 30 trading days is at or above $45.00 per share.  None of the forfeiture restrictions had lapsed on the Performance-Based RSA Awards during 2017.

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

Tax Benefit Preservation Plan

The Company’s Tax Benefit Preservation Plan dated as of May 26, 2010 between AutoWeb and Computershare Trust Company, N.A., as rights agent, as amended by Amendment No. 1 to Tax Benefit Preservation Plan dated as of April 14, 2014 (collectively, the “Tax Benefit Preservation Plan”) was adopted by the Company’s Board of Directors to protect stockholder value by preserving the Company’s net operating loss carryovers and other tax attributes that the Tax Benefit Preservation Plan is intended to preserve (“Tax Benefits”).  Under the Tax Benefit Preservation Plan, rights to purchase capital stock of the Company (“Rights”) have been distributed as a dividend at the rate of five Rights for each share of common stock.  Each Right entitles its holder, upon triggering of the Rights, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $75.00 (as such price may be adjusted under the Tax Benefit Preservation Plan) or, in certain circumstances, to instead acquire shares of common stock. The Rights will convert into a right to acquire common stock or other capital stock of the Company in certain circumstances and subject to certain exceptions.  The Rights will be triggered upon the acquisition of 4.9% or more of the Company’s outstanding common stock or future acquisitions by any existing holder of 4.9% or more of the Company’s outstanding common stock. If a person or group acquires 4.9% or more of the Company’s common stock, all rights holders, except the acquirer, will be entitled to acquire, at the then exercise price of a Right, that number of shares of the Company common stock which, at the time, has a market value of two times the exercise price of the Right. The Rights will expire upon the earliest of: (i) the close of business on May 26, 2017 unless that date is advanced or extended, (ii) the time at which the Rights are redeemed or exchanged under the Tax Benefit Preservation Plan, (iii)  the repeal of Section 382 or any successor statute if the Board determines that the Tax Benefit Preservation Plan is no longer necessary for the preservation of the Company’s Tax Benefits, (iv) the beginning of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward, or (v) such time as the Board determines that a limitation on the use of the Tax Benefits under Section 382 would no longer be material to the Company. The Tax Benefit Preservation Plan was reapproved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders.

Series B Preferred Stock

On the AWI Merger Date, the Company issued the Series B Preferred Stock.  The shares of Series B Preferred Stock were convertible, subject to certain limitations, into 10 shares of Common Stock (with such conversion ratio subject to adjustment as set forth in the certificate of designations for the Series B Preferred Stock).  On June 22, 2017, the Company obtained stockholder approval for conversion of the then outstanding Series B Preferred Stock. Upon obtaining stockholder approval for the conversion, each share of Series B Preferred Stock outstanding was automatically converted into 10 shares of the Company’s common stock, which resulted in the outstanding shares of Series B Preferred Stock being converted into 1,680,070 shares of the Company’s common stock.

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

The warrant to purchase up to 148,240 shares of Series B Preferred Stock issued in connection with the acquisition of AWI (“AWI Warrant”) was valued at $1.72 per share for a total value of $2.5 million.  The Company used an option pricing model to determine the value of the AWI Warrant.  Key assumptions used in valuing the AWI Warrant are as follows: risk-free rate of 1.9%, stock price volatility of 74.0% and a term of 7.0 years.  The AWI Warrant was valued based on long-term stock price volatilities of the Company’s common stock.  On June 22, 2017, the Company received stockholder approval which resulted in the automatic conversion of the AWI Warrant into warrants to acquire up to 1,482,400 shares of the Company’s common stock at an exercise price of $18.45 per share of common stock. The AWI Warrant becomes exercisable on October 1, 2018, subject to the following vesting conditions: (i) with respect to the first one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date of the AWI Warrant the Weighted Average Closing Price of the Company’s common stock is at or above $30.00; (ii) with respect to the second one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $45.00.  The AWI Warrant expires on October 1, 2022.

Stock Repurchase

On June 7, 2012, the Company announced that its board of directors had authorized the Company to repurchase up to $2.0 million of the Company’s common stock, and on September 17, 2014, the Company announced that its board of directors had approved the repurchase of up to an additional $1.0 million of the Company’s common stock.  On September 6, 2017, the Company announced that its board of directors authorized the Company to repurchase an additional $3.0 million of the Company’s common stock. Under these repurchase programs, the Company may repurchase common stock from time to time on the open market or in private transactions. These authorizations do not require us to purchase a specific number of shares, and the board of directors may suspend, modify or terminate the programs at any time. The Company will fund future repurchases through the use of available cash.  During 2017, the Company repurchased 226,698 shares for an aggregate price of $1.9 million. The average price paid for all shares repurchased during 2017 was $8.37. The shares repurchased during 2017 were cancelled and returned to authorized and unissued shares. No shares were repurchased in 2016.

Shares Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of December 31, 2017:

Number of Shares
Stock options outstanding	2,745,284
Authorized for future grants under stock-based incentive plans	603,758
Reserved for exercise of warrants	1,552,330
Reserved for conversion of AUSA Note	61,200
Total	4,962,572

11.                   Income Taxes

The components of income (loss) before income tax provision are as follows for the years ended December 31:

	2017	2016	2015
	(in thousands)

United States	$(40,090)	$6,448	$8,079
International	565	238	—
Total income (loss) before income tax provision	$(39,525)	$6,686	$8,079

Income tax expense from continuing operations consists of the following for the years ended December 31:

	2017	2016	2015
	(in thousands)
Current:
Federal	$—	$244	$212
State	36	508	226
Foreign	139	69	—
	175	821	438
Deferred:
Federal	(2,916)	1,726	2,997
State	(175)	1,040	586
Foreign	—	—	—
	(3,091)	2,766	3,583

Change in federal tax rate	11,693	—	—

Valuation allowance	16,662	(772)	(588)

Total income tax expense	$25,439	$2,815	$3,433

The reconciliations of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Tax provision at U.S. federal statutory rates	34.0%	34.0%	34.0%
State income taxes net of federal benefit	2.7	3.1	2.3
Deferred tax asset adjustments – NOL related	(12.1)	16.1	6.8
Non-deductible permanent items	(0.1)	—	0.7
Stock options	(0.1)	—	—
Acquisition costs	—	—	7.0
Goodwill impairment	(17.5)	—	—
Other	0.3	0.4	(1.0)
Transition tax adjustment	0.2	—	—
Change in rate	(29.6)	—	—
Change in valuation allowance	(42.2)	(11.5)	(7.3)
Effective income tax rate	(64.4%)	42.1%	42.5%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$225	$381
Accrued liabilities	574	1,596
Net operating loss carry-forwards	17,286	25,563
Intangible assets	161	—
Share-based compensation expense	2,727	3,225
Other	1,062	1,191
Total gross deferred tax assets	22,035	31,956
Valuation allowance	(21,318)	(4,656)
	717	27,300

Deferred tax liabilities:
Fixed assets	(25)	(114)
Intangible assets	—	(7,698)
Unremitted foreign earnings	—	(20)
Total gross deferred tax liabilities	(25)	(7,832)
Net deferred tax assets	$692	$19,468

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the TCJA. The TCJA establishes new tax laws that will take effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate AMT; (3) a new limitation on deductible interest expense; (4) the Transition Tax; (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions: and (7) limitations on NOLs generated after December 31, 2017, to 80% of taxable income.

ASC 740, Income Taxes, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the TCJA; however, the Company has made a reasonable estimate of the effects of the TCJA’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. The Company recorded a decrease in deferred tax assets and deferred tax liabilities of $11.7 million and $0.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $11.7 million for the year ended December 31, 2017. In addition, the Company recognized a deemed repatriation of $0.6 million of deferred foreign income from its Guatemala subsidiary, which did not result in any incremental tax cost after application of foreign tax credits.  The Company’s provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon ongoing analysis of data and tax positions along with the new guidance from regulators and interpretations of the law.

The Company adopted the provisions of ASU 2016-09 as of January 1, 2017, which requires recognition through opening retained earnings of any pre-adoption date NOL carryforwards from nonqualified stock options and other employee share-based payments (e.g., restricted shares and share appreciation rights), as well as recognition of all income tax effects from share-based payments arising on or after January 1, 2017 in income tax expense. As a result, the Company has recognized $18.4 million of pre-adoption date NOL carryforwards with remaining carryforward periods of at least seven years. The Company recognized excess tax benefits of $6.5 million as an increase to deferred tax assets and a cumulative-effect adjustment to retained earnings of $6.5 million. Based on the weight of available evidence, the Company believes that it is more likely than not that these NOLs will not be realized and has placed a valuation allowance against the deferred tax asset.

During 2017, management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year period ended December 31, 2017. The Company was projecting pre-tax income for 2017 until the three months ended December 31, 2017, in which the Company incurred a significant pre-tax loss due to goodwill impairment. The Company experienced increased costs in servicing its customers and started to see a decrease in market share as a result of more competition. The Company also projects that 2018 pre-tax profits may not offset the cumulative three-year pre-tax loss as of December 31, 2017. Based on this evaluation, the Company recorded an additional valuation allowance of $16.7 million against its deferred tax assets during the year. At December 31, 2017, the Company has recorded a valuation allowance of $21.3 million against its deferred tax assets.

At December 31, 2017, the Company had federal and state NOLs of approximately $74.0 million and $26.2 million, respectively.  The federal NOLs expire through 2035 as follows (in millions):

2025	$4.1
2026	25.5
2027	15.5
2028	5.2
2029	7.7
2030	10.6
2031	1.3
2032	—
2033	0.1
2034	2.5
2035	1.5
$74.0

The state NOLs expire through 2035 as follows (in millions):

2028	$2.7
2029	5.8
2030	11.0
2034	1.5
2035	0.8
California NOLs	21.8
Other State NOLs	4.4
Total State NOLs	$26.2

Utilization of the net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the IRC, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development credit carry-forwards that can be utilized annually to offset future taxable income and tax, respectively.  A Section 382 ownership change occurred in 2006 and any changes have been reflected in the NOLs presented above as of December 31, 2017.  As a result of an acquisition in 2001, approximately $9.9 million of the NOLs are subject to an annual limitation of approximately $0.5 million per year.

The federal and state NOLs begin to expire in 2025 and 2028, respectively. Approximately $10.8 million and $5.0 million, respectively, of the federal and state NOLs were incurred by subsidiaries prior to the date of the Company’s acquisition of such subsidiaries. The Company established a valuation allowance of $4.1 million at the date of acquisitions related to these subsidiaries. The tax benefits associated with the realization of such NOLs was credited to the provision for income taxes.

At December 31, 2017, the Company has federal and state research and development tax credit carry-forwards of $0.3 million and $0.2 million, respectively.  The federal credits begin to expire in 2021.  The state credits do not expire.

As of December 31, 2017 and 2016, the Company had unrecognized tax benefits of approximately $0.5 million and $0.5 million, respectively, all of which, if subsequently recognized, would have affected the Company’s tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
	(in thousands)
Balance at January 1,	$464	$527
Reductions based on tax positions related to prior years and settlements	—	(63)
Balance at December 31,	$464	$464

The Company is subject to taxation in the United States and various foreign and state jurisdictions. In general, the Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2013 (except for the use of tax losses generated prior to 2013 that may be used to offset taxable income in subsequent years). The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company has not accrued any interest associated with its unrecognized tax benefits in the years ended December 31, 2017 and 2016.

12. Quarterly Financial Data (Unaudited)

Below is a summary table of the Company’s quarterly data for the years ended December 31, 2017 and December 31, 2016.

	Quarter Ended
	Dec 31, 2017 (1)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
	(in thousands, except per-share amounts)
Total net revenues	$33,321	$36,872	$34,591	$37,341	$40,378	$43,911	$36,148	$36,247
Gross profit	$8,139	$11,086	$10,636	$12,911	$14,601	$15,755	$13,921	$13,635
Net income (loss)	$(65,840)	$69	$322	$484	$1,378	$2,738	$430	$(676)
Basic earnings (loss) per share	$(5.22)	$0.01	$0.03	$0.04	$0.13	$0.26	$0.04	$(0.06)
Diluted earnings (loss) per share	$(5.22)	$0.01	$0.02	$0.04	$0.10	$0.21	$0.03	$(0.06)

(1)
Net income in the quarter ended December 31, 2017 included goodwill impairment of $37.7 million, tax provision related to valuation allowance of $16.7 million, tax provision of $11.7 million due to TCJA and a $0.6 million write-off related to SaleMove.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2017	2016	2015
		(in thousands)
Allowance for bad debts:
Beginning balance	$643	$605	$490
Additions	346	344	379
Write-offs	(311)	(306)	(264)
Ending balance	$678	$643	$605
Allowance for customer credits:
Beginning balance	$371	$439	$280
Additions	247	592	803
Write-offs	(405)	(660)	(644)
Ending balance	$213	$371	$439
Tax valuation allowance:
Beginning balance	$4,656	$5,427	$6,015
Charged (credited) to tax expense	21,247	(771)	(588)
Charged (credited) to retained earnings	(4,585)	—	—
Ending balance	$21,318	$4,656	$5,427