Form 10-Q
period 2018-03-31
AutoWeb, Inc.
filed 2018-05-10
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

As of May 7, 2018, there were 12,886,225 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$15,159	$24,993
Short-term investment	255	254
Accounts receivable, net of allowances for bad debts and customer credits of $857 and $892 at March 31, 2018 and December 31, 2017, respectively	25,024	25,911
Prepaid expenses and other current assets	1,667	1,805
Total current assets	42,105	52,963
Property and equipment, net	4,070	4,311
Investments	100	100
Intangible assets, net	27,426	29,113
Goodwill	—	5,133
Long-term deferred tax asset	—	692
Other assets	1,269	601
Total assets	$74,970	$92,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,984	$7,083
Accrued employee-related benefits	1,925	2,411
Other accrued expenses and other current liabilities	7,473	7,252
Current convertible note payable	1,000	—
Total current liabilities	16,382	16,746
Convertible note payable	—	1,000
Borrowings under revolving credit facility	—	8,000
Total liabilities	16,382	25,746
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 12,896,225 and 13,059,341 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	357,754	356,054
Accumulated deficit	(299,179)	(288,900)
Total stockholders’ equity	58,588	67,167
Total liabilities and stockholders’ equity	$74,970	$92,913

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per-share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Lead fees	$24,080	$29,092
Advertising	8,087	7,969
Other revenues	182	280
Total revenues	32,349	37,341
Cost of revenues	24,659	24,430
Gross profit	7,690	12,911
Operating expenses:
Sales and marketing	3,712	3,763
Technology support	3,385	3,253
General and administrative	4,575	3,457
Depreciation and amortization	1,160	1,229
Goodwill impairment	5,133	—
Total operating expenses	17,965	11,702

Operating income (loss)	(10,275)	1,209
Interest and other income (expense), net	—	(100)
Income (loss) before income tax provision	(10,275)	1,109
Income tax provision	4	625
Net income (loss) and comprehensive income (loss)	$(10,279)	$484

Basic earnings (loss) per common share	$(0.81)	$0.04

Diluted earnings (loss) per common share	$(0.81)	$0.04

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(10,279)	$484
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,179	1,841
Provision for bad debts	69	43
Provision for customer credits	65	94
Share-based compensation	1,626	1,011
Change in deferred tax asset	692	334
Goodwill impairment	5,133	—
Changes in assets and liabilities:
Accounts receivable	753	4,980
Prepaid expenses and other current assets	137	16
Other assets	(668)	44
Accounts payable	(1,099)	(2,527)
Accrued expenses and other current liabilities	(265)	(2,858)
Net cash (used in) provided by operating activities	(1,657)	3,462
Cash flows from investing activities:
Purchases of property and equipment	(250)	(163)
Net cash used in investing activities	(250)	(163)
Cash flows from financing activities:
Payments on term loan borrowings	—	(2,625)
Proceeds from exercise of stock options	73	457
Payments on revolving credit facility	(8,000)	—
Net cash used in financing activities	(7,927)	(2,168)
Net (decrease) increase in cash and cash equivalents	(9,834)	1,131
Cash and cash equivalents, beginning of period	24,993	38,512
Cash and cash equivalents, end of period	$15,159	$39,643

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$73	$356

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

On October 9, 2017, the Company changed its name from Autobytel Inc. to AutoWeb, Inc., assuming the name of AutoWeb, Inc., which was the name of the company that the Company acquired in October 2015. In connection with this name change, the Company changed its stock ticker symbol from “ABTL” to “AUTO” on The Nasdaq Capital Market.

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.  The consolidated condensed statements of operations and comprehensive income (loss) and cash flows for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2017 Form 10-K.

3.  Recent Accounting Pronouncements

Issued but not yet adopted by the Company

Accounting Standards Codification 220 “Comprehensive Income.” In February 2018, Accounting Standards Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” was issued. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA “) and will improve the usefulness of information reported to financial statement users. The ASU will take effect for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe this ASU will have a material effect on the consolidated financial statements and related disclosures.

Accounting Standards Codification 842 “Leases.”  In February 2016, ASU No. 2016-02, “Leases (Topic 842)” was issued.  This ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases of terms more than 12 months.  The ASU will require both capital and operating leases to be recognized on the balance sheet.  Qualitative and quantitative disclosures will also be required to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  In January 2018, ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” was issued. This ASU permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects this standard will have a material effect on its consolidated financial statements due to the recognition of new right-of-use assets and lease liabilities on its balance sheet for real estate and equipment operating leases. The Company continues to evaluate the effect this guidance will have on the consolidated financial statements and related disclosures.

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

The standard permits the use of either the retrospective or cumulative effect transition method (modified retrospective method). The Company adopted the ASU on a modified retrospective transition method on January 1, 2018 and will apply ASC 606 to the most current period presented in the financial statements issued subsequent to the adoption date. The Company did not record a cumulative adjustment to retained earnings as of January 1, 2018 since the Company was recognizing revenue consistent with the provisions of ASC 606 and any adjustment would have been deemed immaterial. In preparation for adoption of the standard, the Company implemented internal controls to enable the preparation of financial information and has reached conclusions on key accounting assessments related to the standard, including that accounting for variable consideration is immaterial.

The Company adopted the standard through the application of the portfolio approach and selected a sample of customer contracts to assess under the guidance of the new standard that are characteristically representative of each revenue stream. The Company completed its review of the sample contracts, and there was no significant change to the pattern or timing of revenue recognition as a result of adopting the new standard.

Accounting Standards Codification 805 “Business Combinations.”  In January 2017, ASU No. 2017-01, “Clarifying the Definition of a Business” was issued.  This ASU provides a more robust framework to use in determining when a set of assets and activities is a business.  The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those periods. The Company adopted this ASU on January 1, 2018 and it did not have a material effect on the consolidated financial statements.

Accounting Standards Codification 718 “Compensation – Stock Compensation.”  In May 2017, ASU No. 2017-09, “Scope of Modification Accounting” was issued.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should apply this ASU on a prospective basis for an award modified on or after the adoption date for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 and it did not have a material effect on the consolidated financial statements.

4.  Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to our customers, or when performance obligations under contract have been satisfied, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Further, under ASC 606, contract assets or contract liabilities that arise from a past performance but require a further performance obligation to be satisfied as a condition of settlement must be identified and recorded on the balance sheet until respectively settled.

The Company performs the following steps in order to properly determine revenue recognition and identify relevant contract assets and contract liabilities:

●
identify the contract with a customer;

●
identify the performance obligations in the contract;

●
determine the transaction price;

●
allocate the transaction price to the performance obligations in the contract; and

●
recognize revenue when, or as, we satisfy a performance obligation.

Accounting Policy - Revenue Recognition

The Company earns revenue by providing leads, advertising and mobile products and services used by Dealers and Manufacturers in their efforts to market and sell new and used vehicles to consumers. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We record revenue on distinct performance obligations at a single point in time, when control is transferred to the customer, which is consistent with past practice.

The Company has three main revenue sources – Lead fees, advertising and other revenue. Accordingly, we recognize revenue for each source as described below:

●
Lead fees - paid by Dealers and Manufacturers participating in the Company’s Lead programs and are comprised of Lead transaction and/or monthly subscription fees. Lead fees are recognized in the period when service is provided.

●
Advertising - fees paid by Dealers and Manufacturers for 1) display advertising on our website and 2) fees from our clicks program. Revenue is recognized in the period advertisements are displayed on our websites or the period in which clicks have been delivered, as applicable. The Company recognizes gross revenue from the delivery of action-based ads in the period in which a user takes the action for which the marketer contracted with us. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis.

●
Other Revenues - consists primarily of revenues from our mobile products and revenues from our Reseller Agreement entered into with SaleMove, Inc. Revenue is recognized in the period in which products or services are sold.

Variable Consideration

The Company’s products, namely Leads, are generally sold with a right-of-return for services that do not meet customer requirements as specified by the contract. Rights-of-return are estimable, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. We include the allowance for customer credits in our net accounts receivable balances on the Company’s balance sheet at period end, which is consistent with past practice. Allowance for customer credits totaled $186,000 and $213,000 as of March 31, 2018 and December 31, 2017, respectively.

See further discussion below on Significant Judgments exercised by the Company in regards to variable consideration.

Contract Assets and Contract Liabilities

Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing. From time-to-time, the Company may have balances on its balance sheet representing revenue that has been recognized but not-yet invoiced, for which we have satisfied contract performance obligation and have a right to receive payment. These receivable balances are driven by the timing of administrative transaction processing, rather than indicative of partially complete performance obligations, or unbilled revenue, which represents revenue that is partially earned, control of promised services has not yet transferred to the customer and for which we have not earned complete right to payment.

Deferred Revenue

We defer the recognition of revenue when cash payments are received or due in advance of satisfying our performance obligations, including amounts which are refundable. Such activity is not a common practice of operation.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days from date of invoice.

Practical Expedients and Exemptions

We exclude from the transaction price all sales taxes related to revenue producing transactions collected from the customer for a governmental authority.

We apply the new revenue standard requirements to a portfolio of contracts (or performance obligations) with similar characteristics for transactions where it is expected that the effects on the financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

We generally expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in selling, marketing and distribution expense.

Significant Judgments

The Company provides Dealers and Manufacturers with various opportunities to market their vehicles to potential vehicle buyers, namely via consumer lead and traffic referrals and online advertising products and services. Properly accounting for revenue generated by these digital marketing activities, as well as any related assets and liabilities that may arise in conjunction with these activities, requires management to exercise significant judgment:

●
Arrangements with Multiple Performance Obligations
The Company enters into contracts with customers that often include multiple products and services to a customer. Determining whether products and/or services are distinct performance obligations that should be accounted for singularly or separately may require significant judgment.

●
Variable Consideration and Customer Credits
The Company’s products are generally sold with a right-of-return. The Company sometimes may also provide other customer credits or sales incentives which are accounted for as variable consideration when determining the allocation of the transaction price to performance obligations under a contract. The allowance for customer credits is an estimate of adjustments for services that do not meet the customer requirements. Additions to the estimated allowance for customer credits are recorded as a reduction of revenues and are based on the Company’s historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; (iii) other factors known at the time; and (iv) future expectations. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are written off against the previously established estimated allowance for customer credits with no impact on revenues. Returns and credits are measured at contract inception, with respective obligations reviewed each reporting period or as further information becomes available, whichever is earlier, and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Customer credits are included in the net accounts receivable balance of the Company’s balance sheets as of March 31, 2018 and December 31, 2017.

The Company has not made any significant changes to judgments in applying ASC 606 during the three months ended March 31, 2018.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers by revenue source and have determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing and uncertainty of our revenue streams. The Company has three main sources of revenue: lead fees, advertising and other revenues.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three months ended March 31, 2018 and 2017. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Lead fees	$24,080	$29,092
Advertising
Clicks	6,691	6,514
Display and other advertising	1,396	1,455
Other revenues	182	280
Total revenue	$32,349	$37,341

 5.   Net Earnings (Loss) Per Share and Stockholders’ Equity

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of unvested restricted stock and common shares issuable upon the exercise of stock options, the exercise of warrants and conversion of convertible notes.  The following are the share amounts utilized to compute the basic and diluted net earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Basic Shares:
Weighted average common shares outstanding	13,010,948	11,025,864
Weighted average unvested restricted stock	(393,890)	(116,667)
Basic Shares	12,617,058	10,909,197

Diluted Shares:
Basic shares	12,617,058	10,909,197
Weighted average dilutive securities	—	2,399,938
Diluted Shares	12,617,058	13,309,135

For the three months ended March 31, 2018, the Company’s basic and diluted net loss per share are the same since the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact. For the three months ended March 31, 2017, weighted average dilutive securities included dilutive options, restricted stock awards, and the convertible note issued in connection with the acquisition of AutoWeb, Inc. (“AWI”).

For the three months ended March 31, 2018 and 2017, 3.0 million and 2.2 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively.

On September 6, 2017, the Company announced that its board of directors authorized the Company to repurchase up to $3.0 million of the Company’s common stock. Under the repurchase program, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the board of directors may suspend, modify or terminate the program at any time. The Company will fund future repurchases, if any, through the use of available cash.  No shares were repurchased during the three months ended March 31, 2018 and 2017. As of March 31, 2018, $2.3 million remains available for the Company to repurchase common stock.

On June 22, 2017, the Company obtained stockholder approval for the issuance of shares of the Company’s common stock upon (i) the conversion of the Company’s then outstanding Series B Junior Participating Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”); and (ii) the conversion of shares of Series B Preferred Stock that would be issued upon exercise of the AWI Warrant (described below). Upon obtaining stockholder approval for the conversion, each outstanding share of Series B Preferred Stock was automatically converted into 10 shares of the Company’s common stock, which resulted in the outstanding shares of Series B Preferred Stock being converted into 1,680,070 shares of the Company’s common stock, and the AWI Warrant converted into warrants to acquire up to 1,482,400 shares of the Company’s common stock.

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

 6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Share-based compensation expense:
Cost of revenues	$15	$20
Sales and marketing	225	412
Technology support	153	128
General and administrative (1)	1,234	452
Share-based compensation costs	1,627	1,012

Amount capitalized to internal use software	1	1
Total share-based compensation costs	$1,626	$1,011

(1)
Certain awards were modified in connection with the termination of the Company’s former Chief Executive Officer’s employment by the Company and their vesting accelerated in accordance with the terms of the applicable award agreements. The total expense related to the acceleration of vested awards was approximately $0.8 million in the three months ended March 31, 2018.

 Service-Based Options.  The Company granted the following service-based options for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Number of service-based options granted	1,500	319,250
Weighted average grant date fair value	$4.30	$6.91
Weighted average exercise price	$8.19	$13.81

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period and vesting may be accelerated in the event of a change in control of the Company.

Market Condition Options.  On January 21, 2016, the Company granted 100,000 stock options to its former chief executive officer (“Former CEO”) with an exercise price of $17.09 and grant date fair value of $1.47 per option, using a Monte Carlo simulation model (“Former CEO Market Condition Options”).   The Former CEO Market Condition Options were previously valued at $2.94 per option but were revalued when the requisite stockholder approval for the Company’s Amended and Restated 2014 Equity Incentive Plan was obtained in June 2016. The Former CEO Market Condition Options are subject to both stock price-based and service-based vesting requirements that must be satisfied for the Former CEO Market Condition Options to vest and become exercisable. The Former CEO Market Condition Options provide that the stock price-based vesting condition will be met (i) with respect to the first one-third (1/3) of the Former CEO Market Condition Options, if at any time after the grant date and prior to the expiration date of the Former CEO Market Condition Options the Weighted Average Closing Price is at or above $30.00; (ii) with respect to the second one-third (1/3) of the Former CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the Former CEO Market Condition Options, if at any time after the grant date and prior to the expiration date the Weighted Average Closing Price is at or above $45.00. With respect to any of the Former CEO Market Condition Options for which the stock price-based requirements are met, these options are also subject to the following service-based vesting schedule: (i) thirty-three and one-third percent (33 1/3%) of these options vested on January 21, 2017 and (ii) one thirty-sixth (1/36th) of these options will vest on each successive monthly anniversary thereafter for the following twenty-four months ending on January 21, 2019. The Former CEO Market Condition Options expire on January 21, 2023. Subsequent to March 31, 2018, the Former CEO Market Condition Options fully vested pursuant to the stock option award agreement for these options. See Note 12.

Stock option exercises.  The following stock options were exercised during the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017

Number of stock options exercised	15,217	58,959
Weighted average exercise price	$4.80	$7.75

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2018	2017

Dividend yield	—	—
Volatility	64%	61%
Risk-free interest rate	2.4%	1.8%
Expected life (years)	4.5	4.4

Upon adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” the Company elected to estimate the number of forfeitures.

Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) on April 23, 2015 in connection with the promotion of one of its executive officers.  Of these 125,000 RSAs, 25,000 were service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  Forfeiture restrictions lapsed on 8,333 shares of restricted stock on April 23, 2016 and on 8,334 shares of restricted stock on April 23, 2017. During the three months ended March 31, 2018, 8,333 of the foregoing service-based RSAs were forfeited upon the resignation of this executive officer. This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based RSAs. During the three months ended March 31, 2018, 100,000 of these performance-based RSAs were forfeited upon the resignation of this executive officer.

The Company granted an aggregate of 345,000 RSAs on September 27, 2017 to executive officers of the Company.  These RSAs are service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  Lapsing of the forfeiture restrictions may be accelerated in the event of a change in control of the Company and will accelerate upon the death or disability of the holder. During the three months ended March 31, 2018, 70,000 shares of these RSAs were forfeited upon the resignation of an executive officer.

7. Investments

 The Company’s investments at March 31, 2018 and December 31, 2017 consisted primarily of investments in SaleMove and GoMoto, Inc., a Delaware corporation (“GoMoto”).

In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which AutoWeb invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares were previously classified as a long-term investment on the consolidated balance sheet. The Company recorded an impairment charge of $0.6 million in SaleMove in the three months ended December 31, 2017.

In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio and text-based chat or by phone. The Company and SaleMove share equally in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced to  SaleMove $1.0 million to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses, with the advanced funds to be recovered by the Company from SaleMove’s share of sales revenue.  SaleMove advances are repaid to the Company from SaleMove’s share of net revenues and expenses from the Reseller Agreement.  As of March 31, 2018, the net advances due from SaleMove totaled $401,000 and are recorded as an other long-term asset on the Unaudited Consolidated Condensed Balance Sheets.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000, respectively, in GoMoto in the form of convertible promissory notes (“GoMoto Notes”).  The GoMoto Notes accrue interest at an annual rate of 4.0% and are due and payable in full upon demand by the Company or at GoMoto’s option ten days’ written notice unless converted prior to the repayment of the GoMoto Notes.  The GoMoto Notes will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to repayment of the GoMoto Notes. As of March 31, 2018, the Company maintains a reserve of $0.8 million related to the GoMoto Notes and related interest receivable because the Company believes the amounts may not be recoverable.

8. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:
	March 31, 2018	December 31, 2017
	(in thousands)
Computer software and hardware	$11,168	$11,065
Capitalized internal use software	5,896	5,774
Furniture and equipment	1,702	1,703
Leasehold improvements	1,565	1,539
	20,331	20,081
Less—Accumulated depreciation and amortization	(16,261)	(15,770)
Property and Equipment, net	$4,070	$4,311

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

The Company has a concentration of credit risk with its automotive industry related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Subaru, Toyota, Volkswagen and Volvo), Media.net Advertising and General Motors. During the first three months of 2018, approximately 38% of the Company’s total revenues was derived from these three customers, and approximately 45%, or $11.6 million of gross accounts receivables related to these three customers at March 31, 2018. During the first three months of 2017, approximately 29% of the Company’s total revenues was derived from Urban Science Applications, Ford Direct and General Motors, and approximately 40%, or $11.7 million of gross accounts receivables, related to these three customers at March 31, 2017.

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

The transaction consideration consisted of: (i) $8.0 million in cash paid to DealerX upon execution of the DealerX License Agreement and (ii) the right to 710,856 shares of the Company’s common stock, par value $0.001 per share, representing approximately five percent of the Company’s outstanding Common Stock as of the date the parties entered into the DealerX License Agreement (“Market Capitalization Shares”) if on or before October 5, 2022: (i) AutoWeb’s market capitalization averages at least $225.0 million over a consecutive 90 day period or (ii) there is a change in control of AutoWeb that reflects a market capitalization of at least $225.0 million. If the Market Capitalization Shares are issued to DealerX, DealerX’s Platform Support Obligations will continue in perpetuity. Alternatively, upon the occurrence of certain events prior to the issuance of the Market Capitalization Shares, AutoWeb may elect to make an additional lump-sum payment of $12.5 million (“Alternative Cash Payment”) in order to extend DealerX’s Platform Support Obligations in perpetuity. If the Alternative Cash payment is made, DealerX’s contingent right to receive the Market Capitalization Shares will be terminated. The fair value of the Market Capitalization Shares was calculated at $2.5 million. The DealerX perpetual license and related Market Capitalization Shares is being amortized over seven years.

The Company’s intangible assets will be amortized over the following estimated useful lives:

		March 31, 2018			December 31, 2017
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)
Trademarks/trade names/licenses/domains	3 – 7 years	$16,589	$(4,602)	$11,987	$16,589	$(4,037)	$12,552
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2 - 10 years	19,563	(11,331)	8,232	19,563	(10,555)	9,008
Employment/non-compete agreements	1-5 years	1,510	(1,499)	11	1,510	(1,493)	17
Developed technology	5-7 years	8,955	(3,959)	4,996	8,955	(3,619)	5,336
		$47,917	$(22,691)	$25,226	$47,917	$(21,004)	$26,913

		March 31, 2018			December 31, 2017
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in cost of revenues and depreciation and amortization in the Unaudited Consolidated Condensed Statements of Operations.  Amortization expense was $1.7 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense
(in thousands)
2018	$4,918
2019	5,236
2020	3,805
2021	3,697
2022	3,100
Thereafter	4,470
$25,226

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company impaired goodwill by $5.1 million during the quarter ended March 31, 2018.

(in thousands)
Goodwill as of December 31, 2017	$5,133
Impairment charge	(5,133)
Goodwill as of March 31, 2018	$—

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued employee-related benefits	$1,925	$2,411
Other accrued expenses and other current liabilities:
Other accrued expenses	6,563	6,307
Amounts due to customers	452	438
Other current liabilities	458	507
Total other accrued expenses and other current liabilities	7,473	7,252

Total accrued expenses and other current liabilities	$9,398	$9,663

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

9. Credit Facility

The Company and MUFG Union Bank, N.A. entered into a Loan Agreement dated February 26, 2013, as amended on September 10, 2013, January 13, 2014, May 20, 2015, June 1, 2016, June 28, 2017 and December 27, 2017 (the original Loan Agreement, as amended, is referred to collectively as the “Credit Facility Agreement”).  The Credit Facility Agreement provided for (i) a $9.0 million term loan; (ii) a $15.0 million term loan; and (iii) an $8.0 million working capital revolving line of credit (“Revolving Loan”).  The term loans were fully paid as of December 31, 2017. The Revolving Loan was fully paid as of March 31, 2018.

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

11. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the TCJA. The TCJA establishes new tax laws that took effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) a new limitation on deductible interest expense; (4) the Transition Tax; (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions: and (7) limitations on net operating loss carryovers generated after December 31, 2017, to 80% of taxable income.

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

At March 31, 2018 and December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the TCJA; however, the Company has made a reasonable estimate of the effects of the TCJA’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. The Company recorded a decrease in deferred tax assets and deferred tax liabilities of $11.7 million and $0.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $11.7 million for the year ended December 31, 2017. In addition, the Company recognized a deemed repatriation of $0.6 million of deferred foreign income from its Guatemala subsidiary, which did not result in any incremental tax cost after application of foreign tax credits. The Company’s provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon ongoing analysis of data and tax positions along with the new guidance from regulators and interpretations of the law.

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

During 2017, management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year period ended December 31, 2017. The Company was projecting pre-tax income for 2017 until the three months ended December 31, 2017, in which the Company incurred a significant pre-tax loss due to goodwill impairment. The Company experienced increased costs in servicing its customers and started to see a decrease in market share as a result of more competition. The Company also projects that 2018 pre-tax profits may not offset the cumulative three-year pre-tax loss as of December 31, 2017. Based on this evaluation, the Company recorded an additional valuation allowance of $16.7 million against its deferred tax assets during the year ended December 31, 2017. At March 31, 2018 and December 31, 2017, the Company has recorded a valuation allowance of $21.3 million against its deferred tax assets.

The Company’s effective tax rate for the three months ended March 31, 2018 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of March 31, 2018, all of which, if subsequently recognized, would have affected the Company’s tax rate.

As of March 31, 2018 and December 31, 2017, the total balance of accrued interest and penalties related to uncertain tax positions was zero.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense for the three months ended March 31, 2018 and March 31, 2017.

The Company operates under a tax holiday in Guatemala, which began November 16, 2017 and is effective through November 16, 2027.  The tax holiday is conditional upon our meeting certain employment and investment requirements. The impact of the tax holiday was not material for the year ended December 31, 2017 and decreased foreign taxes by $33,000 for the three months ended March 31, 2018. The benefit of the tax holiday on net income per share (diluted) was not material for 2017 or for the three months ended March 31, 2018.

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

12. Subsequent Event

On April 12, 2018, the Company’s board of directors (“Board”) terminated Jeffrey H. Coats’ employment as President and CEO without cause. In connection with the termination of Mr. Coats’ employment and in accordance with his Second Amended and Restated Employment Agreement dated April 3, 2014, Mr. Coats is entitled to severance benefits, including (i) continued payment of his annual base salary of $550,000 in monthly installments for a period of 12 months after his employment termination date; (ii) reimbursement or payment of the premiums for continuation of his medical, dental and vision insurance benefits under COBRA for a period of 12 months after the employment termination date; and (iii) his annual incentive compensation payout based on actual performance for the entire performance period, prorated for the amount of time Mr. Coats was employed by the Company prior to the date of termination during such performance period. Any stock options or restricted stock awards granted to Mr. Coats that remained unvested as of April 12, 2018 immediately vested in accordance with the terms of the applicable award agreements. The Company accrued $1.4 million in severance charges during the quarter ended March 31, 2018 related to Mr. Coats’ termination.

Also on April 12, 2018, the Board appointed Jared R. Rowe to the position of President and CEO. In accordance with his employment agreement, the Board also appointed Mr. Rowe to the Board as a Class I director effective on that date, with his term to expire at the Company’s annual meeting of stockholders in 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

You should read the following discussion of our results of operations and financial condition in conjunction with our unaudited consolidated condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto in the 2017 Form 10-K.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations may be affected. For a detailed discussion of the application of our critical accounting policies, see Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” in the 2017 Form 10-K. There have been no changes to our critical accounting policies since we filed our 2017 Form 10-K.

Overview

We are a digital marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online lead referrals, Dealer marketing products and services, online advertising and consumer traffic referral programs and mobile products.

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

Total revenues in the first three months of 2018 were $32.3 million compared to $37.3 million in the first three months of 2017. The decline in revenue was primarily due to less efficient traffic acquisition and lower retail dealer count and lead volumes. The lower revenue was partially offset by continued growth in advertising click revenues. We believe that a large part of the inefficiency in traffic acquisition was the result of increased traffic acquisition costs that we believe are being driven by increased search engine marketing (“SEM”) spend from several of our competitors as well as the consumers shift to mobile. We will continue to work with our traffic partners to optimize our SEM methodologies and rebuild our high-quality traffic streams.  In addition, in order to mitigate the impact to profitability, we realigned our headcount in February 2018 and expect it to reduce operating expenses. We cannot provide an exact timeframe for resolution of these issues, and these trends have continued into the second quarter of 2018 and may continue beyond the second quarter.

For the three months ended March 31, 2018 our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic, employment and market factors, conditions in the automotive industry, the markets for Leads and online advertising services, including, but not limited to, the following:

●
Pricing, interest rates and purchase incentives for vehicles;
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

Results of Operations

 Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following table sets forth certain statement of operations data for the three-month periods ended March 31, 2018 and 2017 (certain amounts may not calculate due to rounding):

	2018	% of total revenues	2017	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$24,080	74%	$29,092	78%	$(5,012)	(17%)
Advertising	8,087	25	7,969	21	118	1
Other revenues	182	1	280	1	(98)	(35)
Total revenues	32,349	100	37,341	100	(4,992)	(13)
Cost of revenues	24,659	76	24,430	66	229	1
Gross profit	7,690	24	12,911	34	(5,221)	(40)
Operating expenses:
Sales and marketing	3,712	12	3,763	10	(51)	(1)
Technology support	3,385	10	3,253	9	132	4
General and administrative	4,575	14	3,457	9	1,118	32
Depreciation and amortization	1,160	4	1,229	3	(69)	(6)
Goodwill impairment	5,133	16	—	—	5,133	100
Total operating expenses	17,965	56	11,702	31	6,263	54
Operating income (loss)	(10,275)	(32)	1,209	3	(11,484)	(950)
Interest and other income (expense), net	—	—	(100)	—	100	(100)
Income (loss) before income tax provision	(10,275)	(32)	1,109	3	(11,384)	(1,027)
Income tax provision	4	—	625	2	(621)	(99)
Net income (loss)	$(10,279)	(32%)	$484	1%	$(10,763)	(2,224%)

Leads.  Lead fees revenues decreased $5.0 million, or 17%, in the first quarter of 2018 compared to the first quarter of 2017 primarily as a result of a decrease in revenue from Manufacturers coupled with decreased retail lead fee revenues.

Advertising. Advertising revenues increased $0.1 million, or 1%, in the first quarter of 2018 compared to the first quarter of 2017 as a result of an increase in click revenue associated with increased click volume and pricing.

Other Revenues.  Other revenues consist primarily of revenues from our mobile products and revenues from our Reseller Agreement with SaleMove. Other revenues decreased to $0.2 million in the first quarter of 2018 from $0.3 million in the first quarter of 2017 primarily due to lower customer utilization of the mobile product and SaleMove product.

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

Cost of revenues increased $0.2 million, or 1%, in the first quarter of 2018 compared to the first quarter of 2017 primarily due to increased traffic acquisition costs.

 Sales and Marketing.  Sales and marketing expense includes costs for developing our brand equity, personnel costs and other costs associated with Dealer sales, website advertising, Dealer support and bad debt expense. Sales and marketing expense in the first quarter of 2018 decreased $51,000, or 1%, compared to the first quarter of 2017 due primarily to lower headcount related costs.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the first quarter of 2018 increased by $0.1 million, or 4%, compared to the first quarter of 2017 due primarily to increased headcount related costs partially offset by lower facilities costs.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the first quarter of 2018 increased by $1.1 million, or 32%, from the first quarter of 2017 due primarily to accrued severance expenses of $1.4 million related to the termination of the Company’s chief operating officer.

Depreciation and Amortization.  Depreciation and amortization expense in the first quarter of 2018 decreased $69,000 to $1.2 million compared to $1.2 million in the first quarter of 2017 primarily due to normal amortization.

Goodwill impairment. The Company evaluated enterprise goodwill for impairment as of March 31, 2018 due to the Company’s decreased stock price since its annual goodwill impairment analysis on October 1, 2017. As of March 31, 2018, the carrying value of AutoWeb was higher than its fair value based on market capitalization at that date. As a result, a non-cash impairment charge of $5.1 million was recording during the three months ended March 31, 2018.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net was $0 for the first quarter of 2018 compared to $0.1 million in the first quarter of 2017.  Interest expense decreased to $88,000 in the first quarter of 2018 from $0.2 million in the first quarter of 2017 primarily due to paying off our term loans and revolving loan. We also recorded $0.1 million in other income during the first quarter of 2018 related to a Transitional License and Linking Agreement with Internet Brands, Inc.

Income Taxes. Income tax expense was $4,000 in the first quarter of 2018 compared to income tax expense of $0.6 million in the first quarter of 2017.  Income tax expense for the first quarter of 2018 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(1,657)	$3,462
Net cash used in investing activities	(250)	(163)
Net cash used in financing activities	(7,927)	(2,168)

Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $15.2 million as of March 31, 2018 compared to $25.0 million as of December 31, 2017.

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

Net Cash Provided by (Used in) Operating Activities.  Net cash used in operating activities in the three months ended March 31, 2018 of $1.7 million resulted primarily from net loss of $10.3 million, as adjusted for non-cash charges.  We also had net decreases in working capital, driven by a decrease in our accounts receivable balance related to the timing of payments received offset by a decrease in accounts payable of $1.1 million and cash used to reduce accrued liabilities of $0.3 million primarily related to the payment of annual incentive compensation amounts accrued in 2017 and paid in the first three months of 2018.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities was $0.3 million in the three months ended March 31, 2018 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net cash used in investing activities was $0.2 million in the three months ended March 31, 2017 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net Cash Used In Financing Activities.  Net cash used in financing activities of $7.9 million in the three months ended March 31, 2018 primarily related to payments of $8.0 million to pay down the revolving credit facility. In addition, stock options for 15,217 shares of the Company’s common stock were exercised in the first three months of 2018 resulting in $0.1 million cash inflow.

Net cash used in financing activities of $2.2 million in the three months ended March 31, 2017 primarily related to payments of $2.6 million made against the term loan borrowings in the first three months of 2017. In addition, stock options for 58,959 shares of the Company’s common stock were exercised in the first three months of 2017 resulting in $0.5 million cash inflow.

Off-Balance Sheet Arrangements

At March 31, 2018, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three months ended March 31, 2018 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2017 Form 10-K.

 Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer believe that, due to the material weakness in internal control over financial reporting previously reported in our 2017 Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2018.

As previously reported in our 2017 Form 10-K, in connection with their attestation report on our internal control over financial reporting as of December 31, 2017, Moss Adams LLP identified what they believed was a material weakness in our evaluation and measurement of goodwill for impairment and valuation of deferred tax assets.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With respect to the material weakness identified by Moss Adams LLP, we are continuing to take steps to remediate this material weakness in our internal control over financial reporting, including identifying and documenting controls for increased management review of goodwill and valuation of deferred tax assets. We have also dedicated additional external resources to assist in improving internal controls so that they are designed to operate at a sufficient level of precision.

Effective January 1, 2018, we adopted the new revenue guidance under ASC Topic 606, Revenue from Contracts with Customers. The adoption of this guidance requires the implementation of new accounting policies and processes, which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, other than the items mentioned in the above paragraph, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, does not expect that our disclosure controls and internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

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
Employment Agreement dated as of April 12, 2018 between Company and Jared R. Rowe, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2018 (SEC File No. 001-34761) (“April 2018 Form 8-K”)

10.2■	Inducement Stock Option Award Agreement dated as of April 12, 2018 between Company and Jared R. Rowe, incorporated by reference to Exhibit 10.2 to the April 2018 Form 8-K

10.3■	Consulting Services Agreement dated as of April 12, 2018 between Company and Jeffrey H. Coats, incorporated by reference to Exhibit 10.3 to the April 2018 Form 8-K

10.4■*	Second Amended and Restated Severance Benefits Agreement dated as of April 12, 2018 between Company and Glenn E. Fuller

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

AutoWeb, Inc.

Date: May 10, 2018	By:	/s/ Wesley Ozima
Wesley Ozima
Senior Vice President and Controller, and Interim Chief Financial Officer
(Principal Accounting Officer)