Form 10-Q
period 2018-06-30
AutoWeb, Inc.
filed 2018-08-02
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

As of July 30, 2018, there were 12,947,950 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$18,271	$24,993
Short-term investment	255	254
Accounts receivable, net of allowances for bad debts and customer credits of $659 and $892 at June 30, 2018 and December 31, 2017, respectively	24,064	25,911
Prepaid expenses and other current assets	1,376	1,805
Total current assets	43,966	52,963
Property and equipment, net	3,702	4,311
Investments	100	100
Intangible assets, net	25,755	29,113

Goodwill	—	5,133
Long-term deferred tax asset	—	692
Other assets	1,233	601
Total assets	$74,756	$92,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,895	$7,083
Accrued employee-related benefits	2,697	2,411
Other accrued expenses and other current liabilities	7,649	7,252
Current convertible note payable	1,000	—
Total current liabilities	20,241	16,746
Convertible note payable	—	1,000
Borrowings under revolving credit facility	—	8,000
Total liabilities	20,241	25,746
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized
Series A Preferred stock, none issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized and 12,947,950 and 13,059,341 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	358,898	356,054
Accumulated deficit	(304,396)	(288,900)
Total stockholders’ equity	54,515	67,167
Total liabilities and stockholders’ equity	$74,756	$92,913

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Lead fees	$22,211	$26,347	$46,291	$55,439
Advertising	6,950	7,999	15,037	15,967
Other revenues	131	245	313	526
Total revenues	29,292	34,591	61,641	71,932
Cost of revenues	23,765	23,955	48,423	48,385
Gross profit	5,527	10,636	13,218	23,547
Operating expenses:
Sales and marketing	3,052	3,229	6,764	6,992
Technology support	2,965	3,188	6,351	6,441
General and administrative	3,765	2,766	8,340	6,223
Depreciation and amortization	1,163	1,201	2,323	2,430
Goodwill impairment	—	—	5,133	—
Total operating expenses	10,945	10,384	28,911	22,086

Operating income (loss)	(5,418)	252	(15,693)	1,461
Interest and other income (expense), net	201	(96)	201	(196)
Income (loss) before income tax provision (benefit)	(5,217)	156	(15,492)	1,265
Income tax provision (benefit)	—	(166)	4	459
Net income (loss) and comprehensive income (loss)	$(5,217)	$322	$(15,496)	$806

Basic earnings (loss) per common share	$(0.41)	$0.03	$(1.22)	$0.07

Diluted earnings (loss) per common share	$(0.41)	$0.02	$(1.22)	$0.06

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(15,496)	$806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,360	3,663
Goodwill impairment	5,133	—
Provision for bad debts	146	76
Provision for customer credits	153	7
Share-based compensation	2,569	1,955
Gain on sale of investment	(125)	—
Loss on disposal of assets	—	7
Change in deferred tax asset	692	124
Changes in assets and liabilities:
Accounts receivable	1,548	8,332
Prepaid expenses and other current assets	428	(548)
Other assets	(632)	106
Accounts payable	1,812	(1,273)
Accrued expenses and other current liabilities	683	(3,282)
Net cash provided by operating activities	1,271	9,973
Cash flows from investing activities:
Purchases of property and equipment	(392)	(996)
Proceeds from sale of investment	125	—
Net cash used in investing activities	(267)	(996)
Cash flows from financing activities:
Payments on term loan borrowings	—	(3,938)
Payment on revolving credit facility	(8,000)	—
Proceeds from issuance of common stock	200	—
Proceeds from exercise of stock options	74	1,004
Net cash used in financing activities	(7,726)	(2,934)
Net (decrease) increase in cash and cash equivalents	(6,722)	6,043
Cash and cash equivalents, beginning of period	24,993	38,512
Cash and cash equivalents, end of period	$18,271	$44,555

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$445
Cash paid for interest	$88	$558

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

The Company’s consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and gives in-market consumers the ability to connect with Dealers regarding purchasing or leasing vehicles. These consumers are connected to Dealers via the Company’s various programs for online lead referrals (“Leads”). The AutoWeb® consumer traffic referral product engages with car buyers from AutoWeb’s network of automotive websites and uses the Company’s proprietary technology to present them with highly relevant offers based on their make and model of interest and their geographic location. The Company then directs these in-market consumers to key areas of a Dealer’s or Manufacturer’s website to maximize conversion for sales or other products or services.

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

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation. The consolidated condensed statements of operations and comprehensive income (loss) and cash flows for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2017 Form 10-K.

3.  Recent Accounting Pronouncements

Issued but not yet adopted by the Company

Accounting Standards Codification 220 “Comprehensive Income.” In February 2018, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” was issued. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) and will improve the usefulness of information reported to financial statement users. The ASU will take effect for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company believes this ASU will not have a material effect on the consolidated financial statements and related disclosures.

Accounting Standards Codification 842 “Leases.”  In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (“ASC”) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize operating lease obligations on their balance sheets by recording the rights (“assets”) and obligations (“liabilities”) created by those leases. As currently issued, entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the impact of ASC 842, inclusive of ASUs that have been issued subsequent to ASU No. 2016-02, that expand technical guidance, outline optional practical expedients, improve transition method, or provide further guidance on transition to or implementation of the new accounting standard.

Below is a list of related ASUs that the Company includes in its evaluation of ASC 842:

Standard	Description	Date Issued
ASU No. 2018-10	“Leases - Codification Improvements to Topic 842, Leases”	July 2018
ASU No. 2018-01	“Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842”	January 2018

  The Company believes that adoption of ASC 842 will have a significant impact on the Company’s balance sheet. Under current accounting guidelines, the Company’s office-related leases are operating lease arrangements, in which rental payments are treated as operating expenses and there is no recognition of rights-of-use assets or liabilities related to lease obligations. The requirements are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. The Company will adopt Topic 842 effective January 1, 2019 and expects to elect certain available transitional practical expedients.

Recently adopted by the Company

 Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  The new standard sets forth a single comprehensive model for recognizing and reporting revenue and requires the use of a five-step methodology to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the ASU requires enhanced disclosure regarding revenue recognition. On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method, which had no material impact on operations, and required no cumulative adjustment to be made to beginning retained earnings on January 1, 2018. As such, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted. See Note 4 for further discussion.

Accounting Standards Codification 805 “Business Combinations.”  In January 2017, ASU No. 2017-01, “Clarifying the Definition of a Business” was issued.  This ASU provides a more robust framework to use in determining when a set of assets and activities is a business.  The Company adopted this ASU on January 1, 2018 and it did not have a material effect on the consolidated financial statements.

Accounting Standards Codification 718 “Compensation – Stock Compensation.”  In May 2017, ASU No. 2017-09, “Scope of Modification Accounting” was issued.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should apply this ASU on a prospective basis for an award modified on or after the adoption date for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Additionally, in June 2018, FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The update largely aligns the accounting for share-based payment awards issued to employees and nonemployees, particularly with regard to the measurement date and the impact of performance conditions. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing). The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted both ASUs in the current year and, as such, results for reporting periods beginning after January 1, 2018 are presented under ASU No. 2017-09 and ASU No. 2018-07, while prior period amounts have not been adjusted. See Note 6 for further discussion.

4.  Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to the Company’s customers, or when performance obligations under contract have been satisfied, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Further, under ASC 606, contract assets or contract liabilities that arise from a past performance but require a further performance obligation to be satisfied as a condition of settlement must be identified and recorded on the balance sheet until respectively settled.

The Company performs the following steps in order to properly determine revenue recognition and identify relevant contract assets and contract liabilities:

●
identify the contract with a customer;

●
identify the performance obligations in the contract;

●
determine the transaction price;

●
allocate the transaction price to the performance obligations in the contract; and

●
recognize revenue when, or as, the Company satisfies a performance obligation.

Accounting Policy - Revenue Recognition

The Company earns revenue by providing leads, advertising, and mobile products and services used by Dealers and Manufacturers in their efforts to market and sell new and used vehicles to consumers. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company records revenue on distinct performance obligations at a single point in time, when control is transferred to the customer, which is consistent with past practice.

The Company has three main revenue sources – Lead fees, advertising, and other revenue. Accordingly, the Company recognizes revenue for each source as described below:

●
Lead fees - paid by Dealers and Manufacturers participating in the Company’s Lead programs and are comprised of Lead transaction and/or monthly subscription fees. Lead fees are recognized in the period when service is provided.

●
Advertising - fees paid by Dealers and Manufacturers for (i) display advertising on the Company’s websites and (ii) fees from the Company’s click program. Revenue is recognized in the period advertisements are displayed on the Company’s websites or the period in which clicks have been delivered, as applicable. The Company recognizes gross revenue from the delivery of action-based ads in the period in which a user takes the action for which the marketer contracted for with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

●
Other revenues - consists primarily of revenues from our mobile products and revenues from the Company’s Reseller Agreement with SaleMove, Inc. Revenue is recognized in the period in which products or services are sold.

Variable Consideration

The Company’s products, namely Leads, are generally sold with a right-of-return for services that do not meet customer requirements as specified by the contract. Rights-of-return are estimable, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end, which is consistent with past practice. Allowance for customer credits totaled $166,000 and $213,000 as of June 30, 2018 and December 31, 2017, respectively.

See further discussion below on significant judgments exercised by the Company in regard to variable consideration.

Contract Assets and Contract Liabilities

Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time-to-time, the Company may have balances on its balance sheet representing revenue that has been recognized, but not-yet invoiced, for which the Company has satisfied contract performance obligations and has a right to receive payment. These receivable balances are driven by the timing of administrative transaction processing, and not indicative of partially complete performance obligations, or unbilled revenue. Unbilled revenue represents revenue that is partially earned, whereby control of promised services has not yet transferred to the customer, and for which the Company has not earned the complete right to payment. The Company had zero unbilled revenue included in its consolidated balance sheets as of June 30, 2018 and December 31, 2017.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying its performance obligations, including amounts which are refundable. Such activity is not a common practice of operation for the Company.  The Company had zero deferred revenue included in its consolidated balance sheets as of June 30, 2018 and December 31, 2017.

Payment terms and conditions can vary by contract type. Generally, payments terms within our customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

Practical Expedients and Exemptions

The Company excludes from the transaction price all sales taxes related to revenue producing transactions collected from the customer for a governmental authority.

The Company applies the new revenue standard requirements to a portfolio of contracts (or performance obligations) with similar characteristics for transactions where it is expected that the effects on the financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

The Company generally expenses incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in selling, marketing and distribution expense.

Significant Judgments

The Company provides Dealers and Manufacturers with various opportunities to market their vehicles to potential vehicle buyers, namely via consumer lead and traffic referrals and online advertising products and services. Proper revenue recognition of digital marketing activities, as well as proper recognition of assets and liabilities related to these activities, requires management to exercise significant judgment with the following items:

●
Arrangements with Multiple Performance Obligations -

The Company enters into contracts with customers that often include multiple products and services to a customer. Determining whether products and/or services are distinct performance obligations that should be accounted for singularly or separately may require significant judgment.

●
Variable Consideration and Customer Credits -

The Company’s products are generally sold with a right-of-return. The Company sometimes may also provide customer credits or sales incentives. These items are accounted for as variable consideration when determining the allocation of the transaction price to performance obligations under a contract. The allowance for customer credits is an estimate of adjustments for services that do not meet customer requirements. Additions to the estimated allowance for customer credits are recorded as a reduction of revenues and are based on the Company’s historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; (iii) other factors known at the time; and (iv) future expectations. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues. As specific customer credits are identified, they are charged against this allowance with no impact on revenues. Returns and credits are measured at contract inception, with respective obligations reviewed each reporting period or as further information becomes available, whichever is earlier, and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. The allowance for customer credits is included in the net accounts receivable balances of the Company’s balance sheets at of June 30, 2018 and December 31, 2017.

The Company has not made any significant changes to judgments in applying ASC 606 during the six months ended June 30, 2018.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing, and uncertainty of its revenue streams. The Company has three main sources of revenue: lead fees, advertising, and other revenues.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three and six months ended June 30, 2018 and 2017. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Lead fees	$22,211	$26,347	$46,291	$55,439
Advertising
Clicks	5,771	6,454	12,462	12,967
Display and other advertising	1,179	1,545	2,575	3,000
Other revenues	131	245	313	526
Total revenue	$29,292	$34,591	$61,641	$71,932

 5.   Net Earnings (Loss) Per Share and Stockholders’ Equity

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net earnings (loss) per share is computed using the weighted average number of common shares, and if dilutive, potential common shares outstanding, as determined under the treasury stock and if-converted methods, during the period. Potential common shares consist of unvested restricted stock and common shares issuable upon the exercise of stock options, the exercise of warrants, and conversion of convertible notes.

The Company used the following share amounts to compute the basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic Shares:
Weighted average common shares outstanding	12,920,591	11,259,472	12,965,520	11,143,313
Weighted average unvested restricted stock	(194,505)	(110,440)	(293,646)	(113,536)
Basic Shares	12,726,086	11,149,032	12,671,874	11,029,777

Diluted Shares:
Basic shares	12,726,086	11,149,032	12,671,874	11,029,777
Weighted average dilutive securities	—	662,876	—	690,373
Incremental shares from convertible preferred stock	—	1,532,371	—	1,605,813
Diluted Shares	12,726,086	13,344,279	12,671,874	13,325,963

For the three and six months ended June 30, 2018, the Company’s basic and diluted net loss per share are the same since the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact. For the three and six months ended June 30, 2017, weighted average dilutive securities included dilutive options, restricted stock awards, and incremental shares issued in connection with the acquisition of Autobytel, Inc. (formerly AutoWeb, Inc.) (“AWI”) that converted in the six months ended June 30, 2017.

For the three and six months ended June 30, 2018, 4.2 and 4.3 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively. For both the three and six months ended June 30, 2017, 2.8 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share.

On September 6, 2017, the Company announced that its board of directors authorized the Company to repurchase up to $3.0 million of the Company’s common stock. Under the repurchase program, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the board of directors may suspend, modify or terminate the program at any time. The Company will fund future repurchases, if any, through the use of available cash.  No shares were repurchased during the three and six months ended June 30, 2018. As of June 30, 2018, $2.3 million remains available for the Company to repurchase common stock.

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

Warrants.  The warrant to purchase 69,930 shares of the Company’s common stock issued in connection with the acquisition of AutoUSA was valued at $7.35 per share for a total value of $0.5 million (“AutoUSA Warrant”).  The Company used an option pricing model to determine the value of the AutoUSA Warrant.  Key assumptions used in valuing the AutoUSA Warrant are as follows: risk-free rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years.  The AutoUSA Warrant was valued based on long-term stock price volatilities of the Company.  The exercise price of the AutoUSA Warrant is $14.30 per share (as may be adjusted for stock splits, stock dividends, combinations, and other similar events).  The AutoUSA Warrant became exercisable on January 13, 2017 and expires on January 13, 2019.

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

 6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Share-based compensation expense:
Cost of revenues	$4	$19	$19	$39
Sales and marketing	159	402	384	814
Technology support	173	134	326	262
General and administrative [1]	607	389	1,841	841
Share-based compensation costs	943	944	2,570	1,956

Amount capitalized to internal use software	—	—	1	1
Total share-based compensation costs	$943	$944	$2,569	$1,955

[1]
Certain awards were modified in connection with the termination of employment of two of the Company’s former executive officers. In accordance with the terms of applicable award agreements and/or consulting agreements, the vesting of certain awards was accelerated, and the terms of certain awards were modified. As such, in accordance with GAAP, the Company recognized expense related to the acceleration of vested awards of approximately $0.8 million and expense related to the modification of awards of approximately $0.1 million during the six months ended June 30, 2018.

 Service-Based Options.  The Company granted the following service-based options for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Number of service-based options granted	1,715,200	54,000	1,716,700	373,250
Weighted average grant date fair value	$1.83	$6.56	$1.84	$6.86
Weighted average exercise price	$3.29	$13.05	$3.30	$13.70

These options are valued using a Black-Scholes option pricing model and generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period and vesting may be accelerated in the event of a change in control of the Company.

Market Condition Options.  On January 21, 2016, the Company granted 100,000 stock options to its former chief executive officer (“Former CEO”) with an exercise price of $17.09 and grant date fair value of $1.47 per option, using a Monte Carlo simulation model (“Former CEO Market Condition Options”).   The Former CEO Market Condition Options were previously valued at $2.94 per option but were revalued when the requisite stockholder approval for the Company’s Amended and Restated 2014 Equity Incentive Plan was obtained in June 2016. The Former CEO Market Condition Options were subject to both stock price-based and service-based vesting requirements that must be satisfied for the Former CEO Market Condition Options to vest and become exercisable. On April 12, 2018, pursuant to the stock option award agreement, vesting of the Former CEO Market Condition Options was accelerated with the termination of employment of the Former CEO, resulting in the recognition of approximately $0.8 million of non-recurring share-based compensation expense during the three months ended March 31, 2018. The Former CEO Market Condition Options expire on January 21, 2023.

Additionally, in connection with consulting agreements between the Company and two former officers, the Former CEO and former chief financial officer, modifications were made to certain shared-based awards previously granted to respective officers while they were employees of the Company. In accordance with guidance provided under ASC 718 and related ASU No. 2017-09 and ASU No. 2018-07, the Company recognized approximately $0.1 million in share-based compensation expense for certain shared-based awards that were modified during the three months ended June 31, 2018. The modification expense was determined by using the Black-Scholes option pricing model to estimate the fair value of the modified awards as of the new measurement date and respective fair value assumptions.

Stock option exercises.  The following stock options were exercised during the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Number of stock options exercised	750	117,115	15,967	176,074
Weighted average exercise price	$2.20	$4.67	$4.68	$5.70

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Dividend yield	—	—	—	—
Volatility	68%	62%	68%	61%
Risk-free interest rate	2.6%	1.7%	2.6%	1.8%
Expected life (years)	4.5	4.4	4.5	4.4

Upon adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” the Company elected to estimate the number of forfeitures.

Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) on April 23, 2015 in connection with the promotion of one of its executive officers.  Of these 125,000 RSAs, 25,000 were service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second and third anniversaries of the date of the award.  Forfeiture restrictions lapsed on 8,333 shares of restricted stock on April 23, 2016. Forfeiture restrictions also lapsed on 8,334 shares of restricted stock on April 23, 2017. During the three months ended March 31, 2018, 8,333 of the foregoing service-based RSAs were forfeited upon the resignation of this executive officer. This executive officer was also awarded 100,000 shares of the Company’s common stock in the form of performance-based RSAs. During the three months ended March 31, 2018, 100,000 of these performance-based RSAs were forfeited upon the resignation of this executive officer.

The Company granted an aggregate of 345,000 RSAs on September 27, 2017 to senior officers of the Company.  These RSAs are service-based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second, and third anniversaries of the date of the award.  Lapsing of the forfeiture restrictions may be accelerated in the event of a change in control of the Company and will accelerate upon the death or disability of the holder. During the six months ended June 30, 2018, 80,000 shares of these RSAs were forfeited upon the resignation of two executive officers.

7. Investments

 The Company’s investments at June 30, 2018 and December 31, 2017 consisted primarily of investments in SaleMove and GoMoto, Inc., a Delaware corporation (“GoMoto”).

In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which AutoWeb invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note.  In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note.  Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares were previously classified as a long-term investment on the consolidated balance sheet. The Company recorded an impairment charge of $0.6 million in SaleMove in the three months ended December 31, 2017. On, June 5, 2018, the Company sold its shares of Series A Preferred stock back to SaleMove for $125,000. Amounts received are recorded in Other Income on the Unaudited Consolidated Condensed Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2018.

In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers.  SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio, and text-based chat or by phone. The Company and SaleMove share equally in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced $1.0 million to SaleMove to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses. These previously advanced funds are repaid to the Company from SaleMove’s share of net revenues and expenses from the Reseller Agreement each reporting period.  As of June 30, 2018, the net advances due from SaleMove totaled $379,000 and are included in the balances of Other assets on the Unaudited Consolidated Condensed Balance Sheets.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000, respectively, in GoMoto in the form of convertible promissory notes (“GoMoto Notes”).  The GoMoto Notes accrue interest at an annual rate of 4.0% and are due and payable in full upon demand by the Company or at GoMoto’s option ten days’ written notice unless converted prior to the repayment of the GoMoto Notes.  The GoMoto Notes will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to repayment of the GoMoto Notes. At June 30, 2018 and 2017, both GoMoto Notes and related interest receivable are fully reserved on the Unaudited Consolidated Condensed Balance Sheets because the Company believes the amounts may not be recoverable.

8. Selected Balance Sheet Accounts

Property and Equipment.  Property and equipment consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Computer software and hardware	$11,187	$11,065
Capitalized internal use software	5,977	5,774
Furniture and equipment	1,705	1,703
Leasehold improvements	1,605	1,539
	20,474	20,081
Less—Accumulated depreciation and amortization	(16,772)	(15,770)
Property and Equipment, net	$3,702	$4,311

The Company periodically reviews the value of long-lived assets to determine if there are any impairment indicators.  The Company assesses the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of the Company’s long-lived assets.  If such indicators exist, the Company evaluates the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. Should the carrying amount of an asset exceed its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of the fair value of these assets using an undiscounted cash flow model, which includes assumptions and estimates.

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

The Company has a concentration of credit risk with its automotive industry-related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Subaru, Toyota, Volkswagen, and Volvo), Media.net Advertising and General Motors. During the first six months of 2018, approximately 37% of the Company’s total revenues was derived from these three customers, and approximately 43%, or $10.7 million of gross accounts receivables related to these three customers at June 30, 2018. During the first six months of 2017, approximately 30% of the Company’s total revenues was derived from Urban Science Applications, Media.net Advertising and General Motors, and approximately 38%, or $10.0 million of gross accounts receivables, related to these three customers at June 30, 2017.

Intangible Assets.  The Company amortizes specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

On October 5, 2017, the Company and DealerX Partners, LLC, a Florida limited liability company (“DealerX”), entered into a Master License and Services Agreement (“DealerX License Agreement”). Pursuant to the terms of the DealerX License Agreement, the Company was granted a perpetual license to access and use DealerX’s proprietary platform and technology for targeted, online marketing.

The transaction consideration consisted of: (i) $8.0 million in cash paid to DealerX upon execution of the DealerX License Agreement and (ii) the right to 710,856 shares of the Company’s common stock representing approximately five percent of the Company’s outstanding common stock as of the date the parties entered into the DealerX License Agreement (“Market Capitalization Shares”) if on or before October 5, 2022: (i) the Company’s market capitalization averages at least $225.0 million over a consecutive 90-day period or (ii) there is a change in control of the Company that reflects a market capitalization of at least $225.0 million. If the Market Capitalization Shares are issued to DealerX, DealerX’s Platform Support Obligations will continue in perpetuity. Alternatively, upon the occurrence of certain events prior to the issuance of the Market Capitalization Shares, the Company may elect to make an additional lump-sum payment of $12.5 million (“Alternative Cash Payment”) in order to extend DealerX’s Platform Support Obligations in perpetuity. If the Alternative Cash payment is made, DealerX’s contingent right to receive the Market Capitalization Shares will be terminated. The fair value of the Market Capitalization Shares was calculated at $2.5 million. The DealerX perpetual license and related Market Capitalization Shares are being amortized over seven years.

The Company’s intangible assets are amortized over the following estimated useful lives:

		June 30, 2018			December 31, 2017
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)
Trademarks/trade names/licenses/domains	3 -7 years	$16,589	$(5,164)	$11,425	$16,589	$(4,037)	$12,552
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2 - 10 years	19,563	(12,106)	7,457	19,563	(10,555)	9,008
Employment/non-compete agreements	1 - 5 years	1,510	(1,504)	6	1,510	(1,493)	17
Developed technology	5 - 7 years	8,955	(4,288)	4,667	8,955	(3,619)	5,336
		$47,917	$(24,362)	$23,555	$47,917	$(21,004)	$26,913

		June 30, 2018			December 31, 2017
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense is included in cost of revenues and depreciation and amortization in the Unaudited Consolidated Condensed Statements of Operations.  Total amortization expense was $1.7 million and $3.4 million for the three and six months ended June 30, 2018, respectively. Amortization expense was $1.4 million and $2.7 million for the three and six months ended June 30, 2017, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Year	Amortization Expense
(in thousands)
2018	$3,252
2019	5,236
2020	3,805
2021	3,697
2022	3,100
Thereafter	4,465
$23,555

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company impaired goodwill by $5.1 million during the six months ended June 30, 2018.

(in thousands)
Goodwill as of December 31, 2017	$5,133
Impairment charge	(5,133)
Goodwill as of June 30, 2018	$—

Accrued Expenses and Other Current Liabilities.  Accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued employee-related benefits	$2,697	$2,411
Other accrued expenses and other current liabilities:
Other accrued expenses	6,752	6,307
Amounts due to customers	467	438
Other current liabilities	430	507
Total other accrued expenses and other current liabilities	7,649	7,252

Total accrued expenses and other current liabilities	$10,346	$9,663

Convertible Notes Payable.  In connection with the acquisition of AutoUSA, the Company issued a convertible subordinated promissory note for $1.0 million (“AutoUSA Note”) to AutoNationDirect.com, Inc.  The fair value of the AutoUSA Note as of the AutoUSA Acquisition Date was $1.3 million.  This valuation was estimated using a binomial option pricing method.  Key assumptions used by the Company’s outside valuation consultants in valuing the AutoUSA Note included a market yield of 1.6% and stock price volatility of 65.0%.  As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital.  Interest is payable at an annual interest rate of 6% in quarterly installments.  The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019.  The holder of the AutoUSA Note may at any time convert all or any part, but at least 30,600 shares, of the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company's common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations, and other similar events).  In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year and the highest legal rate permissible under applicable law.

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

11. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the TCJA. The TCJA made a number of changes to the federal income tax law that took effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) a new limitation on deductible interest expense; (4) the Transition Tax; (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions; and (7) limitations on net operating loss carryovers generated after December 31, 2017 to 80% of taxable income.

Accounting Standards Codification 740 “Income Taxes” (ASC 740), requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

At June 30, 2018 and December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the TCJA; however, the Company has made a reasonable estimate of the effects of the TCJA’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. The Company recorded a decrease in deferred tax assets and deferred tax liabilities of $11.7 million and $0.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $11.7 million for the year ended December 31, 2017. In addition, the Company recognized a deemed repatriation of $0.6 million of deferred foreign income from its Guatemala subsidiary, which did not result in any incremental tax cost after application of foreign tax credits. The Company’s provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon ongoing analysis of data and tax positions along with the new guidance from regulators and interpretations of the law.

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

During 2017, management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year period ended December 31, 2017. The Company was projecting pre-tax income for 2017 until the three months ended December 31, 2017, in which the Company incurred a significant pre-tax loss due to goodwill impairment. The Company experienced increased costs of providing services to its customers, as well as decrease in market share resulting from increased competition. Additionally,the Company also projects that 2018 pre-tax profits may not offset the cumulative three-year pre-tax loss as of December 31, 2017. Based on this evaluation, the Company recorded an additional valuation allowance of $16.7 million against its deferred tax assets during the year ended December 31, 2017. At June 30, 2018 and December 31, 2017, the Company has recorded a valuation allowance of $21.3 million against its deferred tax assets.

The Company’s effective tax rate for the six months ended June 30, 2018 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.5 million as of June 30, 2018, all of which, if subsequently recognized, would have affected the Company’s tax rate.

As of June 30, 2018 and December 31, 2017, the total balance of accrued interest and penalties related to uncertain tax positions was zero.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets.  There were no material interest or penalties included in income tax expense for the three and six months ended June 30, 2018 and 2017.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “could,” “may,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “will” and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, industry trends, new product expectations and capabilities, and our outlook regarding our performance and growth are forward-looking statements. This Quarterly Report on Form 10-Q also contains statements regarding plans, goals and objectives. There is no assurance that we will be able to carry out our plans or achieve our goals and objectives or that we will be able to do so successfully on a profitable basis. These forward-looking statements are just predictions and involve significant risks and uncertainties, many of which are beyond our control, and actual results may differ materially from these statements. Factors that could cause actual outcomes or results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed in this Item 2 and under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Investors are urged not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they were made. Except as may be required by law, we do not undertake any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

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

Unless the context otherwise requires, the terms “we,” “us,” “our,” “AutoWeb,” and “Company” refer to AutoWeb, Inc. and its consolidated subsidiaries.

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

Overview

We are a digital marketing services company that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers through our programs for online lead referrals, Dealer marketing products and services, online advertising and consumer traffic referral programs, and mobile products.

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

Our business, results of operations and financial condition are impacted by the volume and quality of our Leads. We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  Our Manufacturer and other wholesale customers each match the Leads we deliver to our customers against vehicle sales to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to these customers.  AutoWeb also obtains vehicle registration data from a third-party provider. This information, together with our internal analysis allows us to estimate the buy rates for the consumers who submitted the Internally Generated Leads and Non-Internally Generated Leads that we delivered to our customers, and based on these estimates, to estimate an industry average buy rate. Based on the most current information and our internal analysis, we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 17%.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

Total revenues in the first six months of 2018 were $61.6 million compared to $71.9 million in the first six months of 2017. The decline in revenue was primarily due to less efficient traffic acquisition and lower retail dealer count and lead volumes. We believe that a large part of the inefficiency in traffic acquisition was the result of increased traffic acquisition costs as we invest in new traffic acquisition strategies, as well as the consumers shift to mobile and our ability to efficiently convert traffic to leads. We will continue to work with our traffic partners to optimize our search engine marketing (“SEM”) methodologies and rebuild our high-quality traffic streams.  We also expect to invest in new product development and restructure our organization to better align with our revised strategy, which could result in significant costs. In addition, in order to mitigate the impact to profitability, we realigned our headcount in February 2018 and expect it to reduce operating expenses. We cannot provide an exact timeframe for resolution of these issues, as these trends remained present in 2018 and may continue throughout the year and beyond.

For the three and six months ended June 30, 2018 our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic, employment and market factors, conditions in the automotive industry, the markets for Leads, and online advertising services, including, but not limited to, the following:

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

Results of Operations

 Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table sets forth certain statement of operations data for the three-month periods ended June 30, 2018 and 2017 (certain balances and calculations have been rounded for presentation):

	2018	% of total revenues	2017	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$22,211	76%	$26,347	76%	$(4,136)	(16%)
Advertising	6,950	24	7,999	23	(1,049)	(13)
Other revenues	131	—	245	1	(114)	(47)
Total revenues	29,292	100	34,591	100	(5,299)	(15)
Cost of revenues	23,765	81	23,955	69	(190)	(1)
Gross profit	5,527	19	10,636	31	(5,109)	(48)
Operating expenses:
Sales and marketing	3,052	10	3,229	9	(177)	(5)
Technology support	2,965	10	3,188	9	(223)	(7)
General and administrative	3,765	13	2,766	8	999	36
Depreciation and amortization	1,163	4	1,201	4	(38)	(3)
Total operating expenses	10,945	37	10,384	30	561	5
Operating income (loss)	(5,418)	(19)	252	1	(5,670)	N/A
Interest and other income (expense), net	201	1	(96)	—	297	N/A
Income (loss) before income tax provision (benefit)	(5,217)	(18)	156	1	(5,373)	N/A
Income tax provision (benefit)	—	—	(166)	—	166	N/A
Net income (loss)	$(5,217)	(18%)	$322	1%	$(5,539)	N/A

Leads.  Lead fees revenues decreased $4.1 million, or 16%, in the second quarter of 2018 compared to the second quarter of 2017 primarily as a result of a decrease in retail lead fees revenues coupled with decreased revenue from Manufacturers.

Advertising. Advertising revenues decreased $1.0 million, or 13%, in the second quarter of 2018 compared to the second quarter of 2017 as a result of a decrease in click revenue associated with decreased pricing per click coupled with decreased display advertising traffic on our website.

Other Revenues.  Other revenues consist primarily of revenues from our mobile products and revenues from our Reseller Agreement with SaleMove. Other revenues decreased to $0.1 million in the second quarter of 2018 from $0.2 million in the second quarter of 2017 primarily due to lower customer utilization of the mobile product and SaleMove product.

Cost of Revenues.  Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation, and technology amortization directly related to the Company Websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website.

Cost of revenues decreased $0.2 million, or 1%, in the second quarter of 2018 compared to the second quarter of 2017 primarily due to decreased revenues offset by increased traffic acquisition costs.

 Sales and Marketing.  Sales and marketing expense includes costs for developing our brand equity, personnel costs, and other costs associated with Dealer sales, website advertising, Dealer support, and bad debt expense. Sales and marketing expense in the second quarter of 2018 decreased $0.2 million, or 5%, compared to the second quarter of 2017 due primarily to lower headcount-related costs and professional fees.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the second quarter of 2018 decreased by $0.2 million, or 7%, compared to the second quarter of 2017 due primarily to lower facilities costs and headcount-related costs.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the second quarter of 2018 increased by $1.0 million, or 36%, from the second quarter of 2017 due primarily to increased headcount-related costs and increased professional fees.

Depreciation and Amortization.  Depreciation and amortization expense in the second quarter of 2018 decreased $38,000 to $1.2 million compared to $1.2 million in the second quarter of 2017 primarily due to normal depreciation and amortization.

 Interest and Other Income (Expense), Net.  Interest and other income was $0.2 million for the second quarter of 2018 compared to interest and other expense of $0.1 million in the second quarter of 2017.  Interest expense decreased to $15,000 in the second quarter of 2018 from $0.2 million in the second quarter of 2017 primarily due to paying off our term loans as of December 31, 2017 and the revolving loan during the first three months of 2018. We also recorded $0.1 million in other income during the second quarter of 2018 related to a Transitional License and Linking Agreement with Internet Brands, Inc. and $0.1 million in proceeds from the sale of our SaleMove investment.

Income Taxes. Income tax expense was zero in the second quarter of 2018 compared to income tax benefit of $0.2 million in the second quarter of 2017.  Income tax expense for the second quarter of 2018 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

 Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table sets forth certain statement of operations data for the six-month periods ended June 30, 2018 and 2017 (certain balances and calculations have been rounded for presentation):

	2018	% of total revenues	2017	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$46,291	75%	$55,439	77%	$(9,148)	(17%)
Advertising	15,037	24	15,967	22	(930)	(6)
Other revenues	313	1	526	1	(213)	(40)
Total revenues	61,641	100	71,932	100	(10,291)	(14)
Cost of revenues	48,423	79	48,385	67	38	—
Gross profit	13,218	21	23,547	33	(10,329)	(44)
Operating expenses:
Sales and marketing	6,764	11	6,992	10	(228)	(3)
Technology support	6,351	10	6,441	9	(90)	(1)
General and administrative	8,340	14	6,223	9	2,117	34
Depreciation and amortization	2,323	4	2,430	3	(107)	(4)
Goodwill Impairment	5,133	8	—	—	5,133	N/A
Total operating expenses	28,911	47	22,086	31	6,825	31
Operating income (loss)	(15,693)	(26)	1,461	2	(17,154)	N/A
Interest and other income (expense), net	201	1	(196)	—	397	N/A
Income (loss) before income tax provision (benefit)	(15,492)	(25)	1,265	2	(16,757)	N/A
Income tax provision (benefit)	4	—	459	1	(455)	(99)
Net income (loss)	$(15,496)	(25%)	$806	1%	$(16,302)	N/A

Leads.  Lead fees revenues decreased $9.1 million, or 17%, in the first six months of 2018 compared to the first six months of 2017 primarily as a result of a decrease in retail lead fees revenues coupled with decreased revenue from Manufacturers.

Advertising. Advertising revenues decreased $0.9 million, or 6%, in the first six months of 2018 compared to the first six months of 2017 due to a decrease in click revenue associated with decreased pricing per click coupled with decreased display advertising traffic on our website.

Other Revenues.   Other revenues decreased to $0.3 million in the first six months of 2018 from $0.5 million in the first six months of 2017 primarily due to lower customer utilization of the mobile product and SaleMove product.

Cost of Revenues.  Cost of revenues increased $38,000 in the first six months of 2018 compared to the first six months of 2017 primarily due to increased traffic acquisition costs associated with both lead and click volume offset by a decrease in revenue.

 Sales and Marketing.  Sales and marketing expense in the first six months of 2018 decreased $0.2 million, or 3%, compared to the first six months of 2017 due primarily to lower headcount-related costs and professional fees.

Technology Support. Technology support expense in the first six months of 2018 decreased by $90,000, or 1%, compared to the first six months of 2017 due primarily to lower facilities costs and headcount-related costs.

General and Administrative. General and administrative expense in the first six months of 2018 increased $2.1 million, or 34%, from the first six months of 2017 due primarily to $1.4 million in severance-related costs associated with the termination of the Company’s former CEO in April 2018, increased headcount-related costs from 2017 to 2018 and increased professional fees.

Depreciation and Amortization.  Depreciation and amortization expense in the first six months of 2018 decreased $0.1 million to $2.3 million compared to $2.4 million in the first six months of 2017 primarily due to normal depreciation and amortization.

Goodwill impairment. The Company evaluated enterprise goodwill for impairment in the first six months of 2018 due to the Company’s decreased stock price since its annual goodwill impairment analysis on October 1, 2017. As of March 31, 2018, the carrying value of AutoWeb was higher than its fair value based on market capitalization at that date. As a result, a non-cash impairment charge of $5.1 million was recording during the six months ended June 30, 2018.

Interest and Other Income (Expense), Net.  Interest and other income was $0.2 million for the first six months of 2018 compared to interest and other expense of $0.2 million in the first six months of 2017.  Interest expense decreased to $0.1 million in the first six months of 2018 from $0.4 million in the first six months of 2017 primarily due to paying off our term loans as of December 31, 2017 and the revolving loan during the first six months of 2018. We also recorded $0.2 million in other income during the first six months of 2018 related to a Transitional License and Linking Agreement with Internet Brands, Inc and $0.1 million in proceeds from the sale of our SaleMove investment.

Income Taxes. Income tax expense was $4,000 in the first six months of 2018 compared to income tax expense of $0.5 million in the first six months of 2017.  Income tax expense for the first six months of 2018 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowance recorded for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$1,271	$9,973
Net cash used in investing activities	(267)	(996)
Net cash used in financing activities	(7,726)	(2,934)

Our principal sources of liquidity are our cash and cash equivalents balances.  Our cash and cash equivalents totaled $18.3 million as of June 30, 2018 compared to $25.0 million as of December 31, 2017.

For information concerning the Company’s previously announced share repurchase authorization, see Note 5, Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We did not repurchase any shares during the six months ended June 30, 2018 and 2017.

Credit Facility and Term Loan. For information concerning our term and revolving bank loans, see Note 9, Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash Provided by Operating Activities.  Net cash used in operating activities in the six months ended June 30, 2018 of $1.3 million resulted primarily from net loss of $15.5 million, as adjusted for non-cash charges.  We also had net increases in working capital, driven by a decrease in our accounts receivable balance related to the timing of payments received accompanied by an increase in accounts payable of $1.8 million and an increase in accrued liabilities of $0.7 million primarily related to accruals of annual incentive compensation accrued during the first six months of 2018, but not paid until 2019.

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

Net Cash Used in Investing Activities.  Net cash used in investing activities was $0.3 million in the six months ended June 30, 2018 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software offset by $0.1 million in proceeds from the sale of the SaleMove investment.

Net cash used in investing activities was $1.0 million in the six months ended June 30, 2017 which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net Cash Used In Financing Activities.  Net cash used in financing activities of $7.7 million in the six months ended June 30, 2018 primarily related to payments of $8.0 million to pay down the revolving credit facility. In addition, stock options for 15,967 shares of the Company’s common stock were exercised in the first six months of 2018 resulting in $0.1 million cash inflow and $0.2 million related to cash received from the issuance of common stock.

Net cash used in financing activities of $2.9 million primarily related to payments of $3.9 million made against the term loan borrowings in the first six months of 2017. In addition, stock options for 176,074 shares of the Company’s common stock were exercised in the first six months of 2017 resulting in $1.0 million cash inflow.

Off-Balance Sheet Arrangements

At June 30, 2018, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three months ended June 30, 2018 there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2017 Form 10-K.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer believe that, due to the material weakness in internal control over financial reporting previously reported in our 2017 Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2018.

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

Effective January 1, 2018, we adopted the new revenue guidance under Accounting Standards Codification 606 “Revenue from Contracts with Customers.” The adoption of this guidance requires the implementation of new accounting policies and processes, which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following factors, which supplement or update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K, may affect our future financial condition and results of operations.  The risks described below are not the only risks we face.  In addition to the risks set forth in the 2017 Form 10-K, as supplemented or superseded by the risk factors set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Interruptions or failures in our information technology platforms, communication systems or security systems could materially and adversely affect our financial performance.

Our information technology and communications systems are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyber-attacks, terrorist attacks, technology operations and development failures, failure of redundant systems and disaster recovery plans and similar events. Such outages and interruptions could damage our reputation and harm our operating results.  Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning and services are not adequate to meet our continued technology platform, communication or security systems’ needs.  We rely on third party providers for our primary and secondary internet connections. Our co-location service and public cloud services that provide infrastructure and platform services, environmental and power support for our technology platforms, communication systems and security systems are received from third party providers. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. We are insured for some, but not all, of these events.  Even for those events for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all losses we might incur or experience.

If we lose our key personnel or are unable to attract, train and retain additional highly qualified sales, marketing, managerial and technical personnel, our business may suffer.

Our future success depends on our ability to identify, hire, train and retain highly qualified sales, marketing, managerial and technical personnel.  In addition, as we introduce new services we may need to hire additional personnel. We may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary executive, managerial, technical, sales and marketing personnel could have a material adverse effect on our financial performance.

Our business and operations are substantially dependent on the performance of our executive officers and key employees.  Each of these executive officers could be difficult to replace.  There is no guarantee that these or any of our other executive officers and key employees will remain employed with us. The loss of the services of one or more of our executive officers or key employees could have a material adverse effect on our financial performance.

Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide competitive compensation packages, including cash and stock-based compensation. Our primary forms of stock-based incentive awards are stock options and restricted stock units. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

Our current executives may view the business differently than prior members of management, and over time may make changes to our strategic focus, operations or business plans with corresponding changes in how we report our results of operations. We can make no assurances that our current executives will be able to properly manage any such shift in focus or that any changes to our business would ultimately prove successful. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report, the Company issued a total of 60,975 shares of common stock to the Company’s Chief Executive Officer (“CEO”) pursuant to his employment agreement dated April 12, 2018. Under the employment agreement, the CEO acquired the right to purchase from the Company up to $1,000,000 in shares of the Company's common stock, $0.001 par value per share ("Common Stock"), within 60 days of April 12, 2018. On May 15, 2018, the CEO exercised the right to purchase 60,975 shares of Common Stock directly from the Company. The Company received proceeds of $200,000 for the purchase of these shares at $3.28 per share, which was the closing price of the Common Stock on the NASDAQ Capital Market on the date of purchase. The Company relied upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits

2.1‡
Asset Purchase and Sale Agreement dated as of December 19, 2016 by and among AutoWeb, Inc., Car.com, Inc., a Delaware corporation, and Internet Brands, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 21, 2016 (SEC File No. 001-34761)

3.1
Sixth Restated Certificate of Incorporation of AutoWeb, Inc., incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on October 10, 2017 (SEC File No. 001-34761) (“October 2017 Form 8-K”)

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

10.4■
Second Amended and Restated Severance Benefits Agreement dated as of April 12, 2018 between Company and Glenn E. Fuller, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the SEC on May 10, 2018 (SEC File No. 001-34761)

10.5■*	Confidential Separation and Release Agreement dated as of June 1, 2018 between Company and Kimberly Boren

10.6■*	Consulting Services Agreement dated as of June 9, 2018 between Company and Kimberly Boren

10.7■	AutoWeb, Inc. 2018 Equity Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2018 (SEC File No. 001-34761)

10.8■*	Form of Non-Employee Director Stock Option Award Agreement (Non-Qualified Stock Option) under the AutoWeb, Inc. 2018 Equity Incentive Plan

10.9■*	Form of Employee Stock Option Award Agreement (Non-Qualified Stock Option) (Executive) under the AutoWeb, Inc. 2018 Equity Incentive Plan

10.10■*	Form of Employee Stock Option Award Agreement (Non-Qualified Stock Option) (Non-Executive) under the AutoWeb, Inc. 2018 Equity Incentive Plan

10.11■*	Form of Restricted Stock Award Agreement under the AutoWeb, Inc. 2018 Equity Incentive Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

AutoWeb, Inc.

Date: August 2, 2018	By:	/s/ Wesley Ozima
Wesley Ozima
Senior Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)