Form 10-Q
period 2018-09-30
AutoWeb, Inc.
filed 2018-11-08
CIK 1023364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of November 5, 2018, there were 12,948,950 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

	INDEX
		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2018 and December 31, 2017	1

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017	2

	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	3

	Notes to Unaudited Consolidated Condensed Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors	25

ITEM 6.	Exhibits	27

	Signatures	28

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per-share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$15,824	$24,993
Short-term investment	257	254
Accounts receivable, net of allowances for bad debts and customer credits of $615 and $892 at September 30, 2018 and December 31, 2017, respectively	25,267	25,911
Prepaid expenses and other current assets	1,268	1,805
Total current assets	42,616	52,963
Property and equipment, net	3,614	4,311
Investments	—	100
Intangible assets, net	13,487	29,113
Goodwill	—	5,133
Long-term deferred tax asset	—	692
Other assets	853	601
Total assets	$60,570	$92,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,386	$7,083
Accrued employee-related benefits	2,921	2,411
Other accrued expenses and other current liabilities	7,983	7,252
Current convertible note payable	1,000	—
Total current liabilities	22,290	16,746
Convertible note payable	—	1,000
Borrowings under revolving credit facility	—	8,000
Total liabilities	22,290	25,746
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 11,445,187 shares authorized	—	—
Series A Preferred stock, none issued and outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized, and 12,948,950 and 13,059,341 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	360,698	356,054
Accumulated deficit	(322,431)	(288,900)
Total stockholders’ equity	38,280	67,167
Total liabilities and stockholders’ equity	$60,570	$92,913

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Lead fees	$24,986	$27,711	$71,277	$83,149
Advertising	6,606	8,946	21,643	24,914
Other revenues	103	215	416	741
Total revenues	31,695	36,872	93,336	108,804
Cost of revenues	26,278	25,786	74,702	74,171
Cost of revenues – impairment	9,014	—	9,014	—
Gross (loss) profit	(3,597)	11,086	9,620	34,633
Operating expenses:
Sales and marketing	3,333	3,692	10,096	10,684
Technology support	4,303	3,141	10,653	9,582
General and administrative	3,639	2,818	11,980	9,040
Depreciation and amortization	1,172	1,192	3,495	3,623
Goodwill impairment	—	—	5,133	—
Long-lived asset impairment	1,968	—	1,968	—
Total operating expenses	14,415	10,843	43,325	32,929

Operating (loss) income	(18,012)	243	(33,705)	1,704
Interest and other income (expense), net	(24)	(93)	178	(289)
(Loss) Income before income tax provision	(18,036)	150	(33,527)	1,415
Income tax provision	—	81	4	539
Net (loss) income and comprehensive (loss) income	$(18,036)	$69	$(33,531)	$876

Basic (loss) earnings per common share	$(1.41)	$0.01	$(2.64)	$0.08

Diluted (loss) earnings per common share	$(1.41)	$0.01	$(2.64)	$0.07

 See accompanying notes to unaudited consolidated condensed financial statements.

AUTOWEB, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income and comprehensive (loss) income	$(33,531)	$876
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,534	5,499
Goodwill impairment	5,133	—
Intangible asset impairment	9,014	—
Provision for bad debts	216	294
Provision for customer credits	177	29
Share-based compensation	4,365	2,918
Gain on investment	(25)	—
Loss on disposal of assets	—	7
Long-lived asset impairment	1,968	—
Change in deferred tax asset	692	119
Changes in assets and liabilities:
Accounts receivable	251	5,808
Prepaid expenses and other current assets	532	(392)
Other assets	(615)	132
Accounts payable	3,303	290
Accrued expenses and other current liabilities	1,243	(3,112)
Net cash (used in) provided by operating activities	(743)	12,468
Cash flows from investing activities:
Purchases of property and equipment	(828)	(1618)
Purchase of intangible asset	—	(600)
Proceeds from sale of investment	125	—
Net cash used in investing activities	(703)	(2,218)
Cash flows from financing activities:
Payments on term loan borrowings	—	(3,938)
Payment on revolving credit facility	(8,000)	—
Repurchase of common stock	—	(1,196)
Proceeds from issuance of common stock	200	—
Proceeds from exercise of stock options	77	1,068
Net cash used in financing activities	(7,723)	(4,066)
Net (decrease) increase in cash and cash equivalents	(9,169)	6,184
Cash and cash equivalents, beginning of period	24,993	38,512
Cash and cash equivalents, end of period	$15,824	$44,696

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$445
Cash paid for interest	$103	$648

See accompanying notes to unaudited consolidated condensed financial statements.

AUTOWEB, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Operations

AutoWeb, Inc. (“AutoWeb” or “Company”) is a digital marketing company for the automotive industry that assists automotive retail dealers (“Dealers”) and automotive manufacturers (“Manufacturers”) market and sell new and used vehicles to consumers by utilizing the Company’s digital sales enhancing products and services.

The Company’s consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and gives in-market consumers the ability to connect with Dealers regarding purchasing or leasing vehicles. These consumers are connected to Dealers via the Company’s various programs for online lead referrals (“Leads”). The AutoWeb® “click traffic” consumer referral product engages with car buyers from AutoWeb’s network of automotive websites and uses the Company’s proprietary technology to present them with highly relevant offers based on their make and model of interest and their geographic location. The Company then directs these in-market consumers to key areas of a Dealer’s or Manufacturer’s website to maximize conversion for sales or other products or services.

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

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented on the same basis as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  AutoWeb has made its disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation with respect to interim financial statements, have been included.  Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation. The unaudited consolidated condensed statements of operations and comprehensive income (loss) and cash flows for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the results of operations or cash flows expected for the year or any other period.  The Company had no items of comprehensive income or loss for any of the periods presented. The unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the 2017 Form 10-K.

3.  Recent Accounting Pronouncements

Issued but not yet adopted by the Company

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated result of operations, financial position and cash flows.

Accounting Standards Codification 220 “Comprehensive Income.” In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) and will improve the usefulness of information reported to financial statement users. The ASU will take effect for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company believes this ASU will not have a material effect on the consolidated financial statements and related disclosures.

Accounting Standards Codification 842 “Leases.”  In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), “Leases.” Topic 842 provides guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt the requirements of the new standard effective January 1, 2019 and elect certain available transitional practical expedients.

In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new leases standard at the adoption date, as compared to the beginning of the earliest period presented and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019. The Company continues to analyze its lease portfolio to determine the impact that the new standard will have on its consolidated financial statements. Further, the Company is in the process of reviewing and updating our business processes, as necessary, to assist in our ongoing lease data collection and analysis. Additionally, the Company is updating its accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of 2019.

SEC Release No. 33-10532, Disclosure Update and Simplification. In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company will adopt the requirements of the new standard for the interim reporting of the first quarter of 2019.

Recently adopted by the Company

 Accounting Standards Codification 606 “Revenue from Contracts with Customers.”  In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued.  The new standard sets forth a single comprehensive model for recognizing and reporting revenue and requires the use of a five-step methodology to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU No. 2014-09 requires enhanced disclosure regarding revenue recognition. On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method, which had no material impact on operations, and required no cumulative adjustment to be made to beginning retained earnings on January 1, 2018. Therefore, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted. See Note 4 for further discussion.

Accounting Standards Codification 805 “Business Combinations.”  In January 2017, ASU No. 2017-01, “Clarifying the Definition of a Business” was issued.  ASU No. 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business.  The Company adopted ASU No. 2017-01 on January 1, 2018, and it did not have a material effect on the consolidated financial statements.

Accounting Standards Codification 718 “Compensation – Stock Compensation.”  In May 2017, ASU No. 2017-09, “Scope of Modification Accounting” was issued.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should apply ASU No. 2017-09 on a prospective basis for an award modified on or after the adoption date for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Additionally, in June 2018, FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The update largely aligns the accounting for share-based payment awards issued to employees and nonemployees, particularly with regards to the measurement date and the impact of performance conditions. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing). The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted ASU No. 2017-09 and ASU No. 2018-07 in the current year and, therefore, results for reporting periods beginning after January 1, 2018 are presented under ASU No. 2017-09 and ASU No. 2018-07, while prior period amounts have not been adjusted. See Note 6 for further discussion.

4.  Revenue Recognition

Revenue is recognized when the Company transfers control of promised goods or services to the Company’s customers, or when the Company satisfies any performance obligations under contract. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for respective goods or services provided. Further, under ASC 606, contract assets or contract liabilities that arise from past performance but require further performance before obligation can be fully satisfied must be identified and recorded on the balance sheet until respective settlements have been met.

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

The Company earns revenue by providing leads, advertising, and mobile products and services used by Dealers and Manufacturers in their efforts to market and sell new and used vehicles to consumers. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company records revenue on distinct performance obligations at a single point in time, when control is transferred to the customer.

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

●
Advertising - fees paid by Dealers and Manufacturers for (i) display advertising on the Company’s websites and (ii) fees from the Company’s click traffic program. Revenue is recognized in the period advertisements are displayed on the Company’s websites or the period in which clicks have been delivered, as applicable. The Company recognizes gross revenue from the delivery of action-based advertisements in the period in which a user takes the action for which the marketer contracted for with the Company. For advertising revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis.

●
Other revenues - consists primarily of revenues from the Company’s mobile products and revenues from the Company’s Reseller Agreement with SaleMove, Inc.  Revenue is recognized in the period in which products or services are sold.

Variable Consideration

The Company’s products, namely Leads, are generally sold with a right-of-return for services that do not meet customer requirements as specified by the relevant contract. Rights-of-return are estimable, and provisions for estimated returns are recorded as a reduction in revenue by the Company in the period revenue is recognized, and thereby accounted for as variable consideration. The Company includes the allowance for customer credits in its net accounts receivable balances on the Company’s balance sheet at period end. Allowance for customer credits totaled $133,000 and $213,000 as of September 30, 2018 and December 31, 2017, respectively.

See further discussion below on significant judgments exercised by the Company in regards to variable consideration.

Contract Assets and Contract Liabilities Unbilled Revenue

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing. From time-to-time, the Company may have balances on its balance sheet representing revenue that has been recognized by the Company upon satisfaction of performance obligations and earning a right to receive payment. These not-yet invoiced receivable balances are driven by the timing of administrative transaction processing, and are not indicative of partially complete performance obligations, or unbilled revenue. Unbilled revenue represents revenue that is partially earned, whereby control of promised services has not yet transferred to the customer, and for which the Company has not earned the complete right to payment. The Company had zero unbilled revenue included in its consolidated balance sheets as of September 30, 2018 and December 31, 2017.

Deferred Revenue

The Company defers the recognition of revenue when cash payments are received or due in advance of satisfying its performance obligations, including amounts which are refundable. Such activity is not a common practice of operation for the Company.  The Company had zero deferred revenue included in its consolidated balance sheets as of September 30, 2018 and December 31, 2017.

Payment terms and conditions can vary by contract type. Generally, payment terms within the Company’s customer contracts include a requirement of payment within 30 to 60 days from date of invoice. Typically, customers make payments after receipt of invoice for billed services, and less typically, in advance of rendered services.

Practical Expedients and Exemptions

The Company excludes from the transaction price all sales taxes related to revenue producing transactions collected from the customer for a governmental authority.

The Company applies the new revenue standard requirements to a portfolio of contracts (or performance obligations) with similar characteristics for transactions where it is expected that the effects of applying the revenue recognition guidance to the portfolio would not differ materially on the financial statements from that of applying the same guidance to the individual contracts (or performance obligations) within that portfolio.

The Company generally expenses incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in selling, marketing, and distribution expense.

Significant Judgments

The Company provides Dealers and Manufacturers with various opportunities to market their vehicles to potential vehicle buyers, namely via consumer lead and click traffic referrals and online advertising products and services. Proper revenue recognition of digital marketing activities, as well as proper recognition of assets and liabilities related to these activities, requires management to exercise significant judgment with the following items:

●
Arrangements with Multiple Performance Obligations -

The Company enters into contracts with customers that often include multiple products and services to a customer. Determining whether products and/or services are distinct performance obligations that should be accounted for singularly or separately may require significant judgment.

●
Variable Consideration and Customer Credits -

The Company’s products are generally sold with a right-of-return. Additionally, the Company will sometimes provide customer credits or sales incentives. These items are accounted for as variable consideration when determining the allocation of the transaction price to performance obligations under a contract. The allowance for customer credits is an estimate of adjustments for services that do not meet customer requirements. Additions to the estimated allowance for customer credits are recorded as a reduction of revenues and are based on the Company’s historical experience of: (i) the amount of credits issued; (ii) the length of time after services are rendered that the credits are issued; (iii) other factors known at the time; and (iv) future expectations. Reductions in the estimated allowance for customer credits are recorded as an increase in revenues.

As specific customer credits are identified, they are charged against this allowance with no impact on revenues. Returns and credits are measured at contract inception, with respective obligations reviewed each reporting period or as further information becomes available, whichever is earlier, and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. The allowance for customer credits is included in the net accounts receivable balances of the Company’s balance sheets as of September 30, 2018 and December 31, 2017.

The Company has not made any significant changes to judgments in applying ASC 606 during the nine months ended September 30, 2018.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by revenue source and has determined that disaggregating revenue into these categories sufficiently depicts the differences in the nature, amount, timing, and uncertainty of its revenue streams. The Company has three main sources of revenue: lead fees, advertising, and other revenues.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source, for the three and nine months ended September 30, 2018 and 2017. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Lead fees	$24,986	$27,711	$71,277	$83,149
Advertising
Clicks	5,559	7,436	18,020	20,403
Display and other advertising	1,047	1,510	3,623	4,511
Other revenues	103	215	416	741
Total revenue	$31,695	$36,872	$93,336	$108,804

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

The Company used the following share amounts to compute the basic and diluted net (loss) earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic Shares:
Weighted average common shares outstanding	12,948,150	12,881,812	12,959,666	11,729,181
Weighted average unvested restricted stock	(161,413)	(119,584)	(249,084)	(115,574)
Weighted average common shares repurchased	—	(60,230)	—	(20,297)
Basic Shares	12,786,737	12,701,998	12,710,582	11,593,310

Diluted Shares:
Basic shares	12,786,737	12,701,998	12,710,582	11,593,310
Weighted average dilutive securities	—	498,587	—	621,449
Incremental shares from convertible preferred stock	—	—	—	1,064,660
Diluted Shares	12,786,737	13,200,585	12,710,582	13,279,419

For the three and nine months ended September 30, 2018, the Company’s basic and diluted net loss per share are the same since the Company generated a net loss for the period and potentially dilutive securities are excluded from diluted net loss per share because they have an anti-dilutive impact. For the three and nine months ended September 30, 2017, weighted average dilutive securities included dilutive options, restricted stock awards, and shares of common stock issued in June 2017 upon conversion of the Series B Junior Participating Convertible Preferred Stock, $0.001 par value per share, (“Series B Preferred Stock”) that was issued in connection with the acquisition of Autobytel, Inc. (formerly AutoWeb, Inc.) (“AWI”).

For the three and nine months ended September 30, 2018, 4.0 and 4.3 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share, respectively. For the three and nine months ended September 30, 2017, 3.9 and 3.1 million of potentially anti-dilutive securities related to common stock have been excluded from the calculation of diluted net earnings per share.

On September 6, 2017, the Company announced that its board of directors authorized the Company to repurchase up to $3.0 million of the Company’s common stock. Under the repurchase program, the Company may repurchase common stock from time to time on the open market or in private transactions. This authorization does not require the Company to purchase a specific number of shares, and the board of directors may suspend, modify or terminate the program at any time. The Company anticipates that it would fund future repurchases, if any, through the use of available cash.  No shares were repurchased during the three and nine months ended September 30, 2018. As of September 30, 2018, $2.3 million remains available for the Company to repurchase common stock.

On June 22, 2017, the Company obtained stockholder approval for the issuance of shares of the Company’s common stock upon (i) the conversion of the Company’s then outstanding Series B Preferred Stock; and (ii) the conversion of shares of Series B Preferred Stock that would be issued upon exercise of the warrant to purchase up to 148,240 shares of Series B Preferred Stock issued in connection with the acquisition of AWI (“AWI Warrant”). Upon obtaining stockholder approval for the conversion, each outstanding share of Series B Preferred Stock was automatically converted into 10 shares of the Company’s common stock, which resulted in the outstanding shares of Series B Preferred Stock being converted into 1,680,070 shares of the Company’s common stock, and the AWI Warrant converted into warrants to acquire up to 1,482,400 shares of the Company’s common stock.

Warrants.  The warrant to purchase 69,930 shares of the Company’s common stock issued in connection with the acquisition of AutoUSA was valued at $7.35 per share for a total value of $0.5 million (“AutoUSA Warrant”).  The Company used an option pricing model to determine the value of the AutoUSA Warrant.  Key assumptions used in valuing the AutoUSA Warrant are as follows: risk-free interest rate of 1.6%, stock price volatility of 65.0% and a term of 5.0 years.  The AutoUSA Warrant was valued based on long-term stock price volatilities of the Company.  The exercise price of the AutoUSA Warrant is $14.30 per share (as may be adjusted for stock splits, stock dividends, combinations, and other similar events).  The AutoUSA Warrant became exercisable on January 13, 2017 and expires on January 13, 2019.

The AWI Warrant was valued at $1.72 per share for a total value of $2.5 million.  The Company used an option pricing model to determine the value of the AWI Warrant.  Key assumptions used in valuing the AWI Warrant were as follows: risk-free interest rate of 1.9%, stock price volatility of 74.0% and a term of 7.0 years.  The AWI Warrant was valued based on long-term stock price volatilities of the Company’s common stock.  On June 22, 2017, the Company received stockholder approval which resulted in the automatic conversion of the AWI Warrant into warrants to acquire up to 1,482,400 shares of the Company’s common stock at an exercise price of $18.45 per share of common stock. The AWI Warrant became exercisable on October 1, 2018, subject to the following vesting conditions: (i) with respect to the first one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date of the AWI Warrant the weighted average closing price of the Company’s common stock for the preceding 30 trading days (adjusted for any stock splits, stock dividends, reverse stock splits or combinations of the Company’s common stock occurring after the issuance date) (“Weighted Average Closing Price”) is at or above $30.00; (ii) with respect to the second one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $37.50; and (iii) with respect to the last one-third (1/3) of the warrant shares, if at any time after the issuance date of the AWI Warrant and prior to the expiration date the Weighted Average Closing Price is at or above $45.00.  The AWI Warrant expires on October 1, 2022

 6. Share-Based Compensation

Share-based compensation expense is included in costs and expenses in the accompanying Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Share-based compensation expense:
Cost of revenues	$2	$20	$21	$59
Sales and marketing	520	409	904	1,222
Technology support	886	138	1,213	401
General and administrative	388	397	2,228	1,238
Share-based compensation costs	1,796	964	4,366	2,920

Less amount capitalized to internal use software:	—	1	1	2
Total share-based compensation costs	$1,796	$963	$4,365	$2,918

During the nine months ended September 30, 2018, certain awards were modified or accelerated in connection with the termination of employment of certain former officers of the Company. In accordance with guidance provided under ASC 718 and related ASU No. 2017-09 and ASU No. 2018-07, the Company recognized award modification and acceleration expenses related to these events in the period incurred. Modification expense was determined by using the Black-Scholes option pricing model to estimate the fair value of the modified awards as of the new measurement date and respective fair value assumptions. As reflected in the table above, the Company recognized award modification and acceleration expense of $1.2 million and $2.1 million in the three and nine months ended September 30, 2018, respectively. There were no modification or acceleration expenses recognized in 2017.

 Service-Based Options.  The Company granted the following service-based options for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Number of service-based options granted	33,000	83,850	1,749,700	457,100
Weighted average grant date fair value	$1.65	$3.72	$1.83	$6.29
Weighted average exercise price	$3.04	$7.23	$3.29	$12.51

The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes option pricing model. The Company uses historical data, among other factors, to estimate the expected option life and has elected to estimate forfeiture rates. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods. Options generally vest one-third on the first anniversary of the grant date and ratably over twenty-four months thereafter.  The vesting of these awards is contingent upon the employee’s continued employment with the Company during the vesting period and vesting may be accelerated in the event of a change in control of the Company.

In April 2018, the Company entered into an Inducement Stock Option Award Agreement with the Company’s CEO, Jared Rowe (“Rowe Option Award Agreement”). Pursuant to the Rowe Option Award Agreement, Mr. Rowe was granted stock options to purchase 1,000,000 shares of common stock (“Rowe Employment Options”), which shall vest monthly in 36 monthly installments on the first day of each calendar month following the date of grant. These options have an exercise price of $3.26 per share and a term of seven years from the date of grant. Upon a change in control of the Company or in the event of a termination of Mr. Rowe’s employment by the Company without cause or by Mr. Rowe with good reason, all unvested options will vest. In the event of a termination of Mr. Rowe’s employment with the Company by reason of Mr. Rowe’s death or disability, the lesser of: (i) 1/3rd of the total number of these options and (ii) the total number of unvested options will vest upon the date of termination.

Market Condition Options.  On January 21, 2016, the Company granted 100,000 stock options to its former chief executive officer (“Former CEO”) with an exercise price of $17.09 and grant date fair value of $1.47 per option, using a Monte Carlo simulation model (“Former CEO Market Condition Options”).   The Former CEO Market Condition Options were previously valued at $2.94 per option but were revalued when the requisite stockholder approval for the Company’s Amended and Restated 2014 Equity Incentive Plan was obtained in June 2016. The Former CEO Market Condition Options were subject to both stock price-based and service-based vesting requirements that must be satisfied for the Former CEO Market Condition Options to vest and become exercisable. On April 12, 2018, pursuant to the stock option award agreement, vesting of the Former CEO Market Condition Options was accelerated with the termination of employment of the Former CEO, resulting in the recognition of approximately $0.8 million of non-recurring share-based compensation expense during the first quarter of 2018. The Former CEO Market Condition Options may be exercised at any time on or before April 13, 2020.

Stock option exercises.  The following stock options were exercised during the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Number of stock options exercised	1,000	15,000	16,967	191,074
Weighted average exercise price	$1.75	$4.20	$4.51	$5.58

The grant date fair value of stock options granted during these periods was estimated using the Black-Scholes option pricing model using the weighted average assumptions listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Dividend yield	—	—	—	—
Volatility	66%	63%	68%	62%
Risk-free interest rate	2.9%	1.8%	2.6%	1.8%
Expected life (years)	4.5	4.4	4.5	4.4

Restricted Stock Awards.  The Company granted an aggregate of 125,000 restricted stock awards (“RSAs”) on April 23, 2015 in connection with the promotion of one of its executive officers.  Of these 125,000 RSAs, 25,000 were service-based and 100,000 were performance-based. The forfeiture restrictions of the service-based RSAs lapse with respect to one-third of the restricted stock on each of the first, second, and third anniversaries of the date of the award.  Forfeiture restrictions lapsed on 8,333 shares and 8,333 shares of restricted stock on April 23, 2016 and April 23, 2017, respectively. During the nine months ended September 30, 2018, 8,333 of the foregoing service-based RSAs and 100,000 of the performance-based RSAs were forfeited upon the resignation of this executive officer.

The Company granted an aggregate of 345,000 RSAs on September 27, 2017 to senior officers of the Company. These RSAs are service- based and the forfeiture restrictions lapse with respect to one-third of the restricted stock on each of the first, second, and third anniversaries of the date of the award. During the nine months ended September 30, 2018, 80,000 shares of RSAs were forfeited upon the resignation of two executive officers, the forfeiture restrictions on 175,000 shares of RSA lapsed upon the termination of employment of the former CEO and three officers of the Company, and the forfeiture restrictions of 40,000 shares of RSAs were modified upon the entry into a consulting agreement with a former executive officer. During the three months ended September 30, 2018, the forfeiture restrictions on 90,000 shares of RSAs lapsed in connection with the termination of employment of three officers of the Company. Accordingly, the Company recognized expenses of $364,000 and $787,000 related to the acceleration of vesting and modification of RSAs in the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, 60,000 shares of RSAs remain unvested.

7. Investments

The Company’s investments at September 30, 2018 and December 31, 2017 consisted primarily of investments in SaleMove and GoMoto, Inc., a Delaware corporation (“GoMoto”).

In September 2013, the Company entered into a Convertible Note Purchase Agreement with SaleMove in which AutoWeb invested $150,000 in SaleMove in the form of an interest bearing, convertible promissory note. In November 2014, the Company invested an additional $400,000 in SaleMove in the form of an interest bearing, convertible promissory note. Upon closing of a preferred stock financing by SaleMove in July 2015, these two notes were converted in accordance with their terms into an aggregate of 190,997 Series A Preferred Stock, which shares were previously classified as a long-term investment on the consolidated balance sheet. The Company recorded an impairment charge of $0.6 million in SaleMove in the three months ended December 31, 2017. On June 5, 2018, the Company sold its shares of Series A Preferred stock back to SaleMove for $125,000. The gain of $125,000 is recorded in Interest and other income (expense) on the Unaudited Consolidated Condensed Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2018.

In October 2013, the Company entered into a Reseller Agreement with SaleMove to become a reseller of SaleMove’s technology for enhancing communications with consumers. SaleMove’s technology allows Dealers and Manufacturers to enhance the online shopping experience by interacting with consumers in real-time, including live video, audio, and text-based chat or by phone. The Company and SaleMove share equally in revenues from automotive-related sales of the SaleMove products and services. In connection with this reseller arrangement, the Company advanced $1.0 million to SaleMove to fund SaleMove’s 50% share of various product development, marketing and sales costs and expenses. These previously advanced funds are repaid to the Company from SaleMove’s share of net revenues and expenses from the Reseller Agreement each reporting period. During the three months ended September 30, 2018, the Company performed a qualitative review of the agreement with SaleMove and, based on several factors related to the trend in operating results from this reseller arrangement and costs being incurred by the Company, the parties agreed to allow the arrangement to expire November 30, 2018, one month earlier than the original expiration date of December 31, 2018. Upon expiration of the Reseller Agreement, the remaining outstanding advances are no longer recoverable from SaleMove, and, accordingly, the Company has impaired the remaining balance of $364,000 of advances due from SaleMove. The impairment charge is included in “Long-lived asset impairment” in the Unaudited Consolidated Condensed Statement of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2018.

In December 2014, the Company entered into a Series Seed Preferred Stock Purchase Agreement with GoMoto in which the Company paid $100,000 for 317,460 shares of Series Seed Preferred Stock, $0.001 par value per share.  The $100,000 investment in GoMoto was recorded at cost because the Company does not have significant influence over GoMoto.  In October 2015 and May 2016, the Company invested an additional $375,000 and $375,000, respectively, in GoMoto in the form of convertible promissory notes (“GoMoto Notes”).  The GoMoto Notes accrue interest at an annual rate of 4.0% and are due and payable in full upon demand by the Company or at GoMoto’s option ten days’ written notice unless converted prior to the repayment of the GoMoto Notes.  The GoMoto Notes will be converted into preferred stock of GoMoto in the event of a preferred stock financing by GoMoto of at least $1.0 million prior to repayment of the GoMoto Notes. At September 30, 2018 and 2017, both the GoMoto Notes and related interest receivable are fully reserved on the Unaudited Consolidated Condensed Balance Sheets because the Company believes the amounts are not recoverable. Further, the three months ended September 30, 2018, represented the third consecutive quarter of declining operating results for GoMoto and, as such, the Company performed a qualitative review of its investment in GoMoto. Based on continuing deterioration in GoMoto’s financial position, the Company believes that uncertainty exists in the recoverability of its remaining investment of $100,000 in GoMoto and, accordingly, recognized a loss on the investment during the three months ended September 30, 2018 which has been recorded in “Interest and other income (expense)” on the Unaudited Consolidated Condensed Statement of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2018.

8. Selected Balance Sheet Accounts

Property and equipment.  Property and equipment consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Computer software and hardware	$11,585	$11,065
Capitalized internal use software	5,977	5,774
Furniture and equipment	1,743	1,703
Leasehold improvements	1,605	1,539
	20,910	20,081
Less—Accumulated depreciation and amortization	(17,296)	(15,770)
Property and Equipment, net	$3,614	$4,311

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

The Company has a concentration of credit risk with its automotive industry-related accounts receivable balances, particularly with Urban Science Applications (which represents Acura, Audi, Honda, Nissan, Infiniti, Subaru, Toyota, Volkswagen, and Volvo), Trilogy, General Motors and Media.net Advertising. During the first nine months of 2018, approximately 42% of the Company’s total revenues was derived from these four customers, and approximately 51%, or $13.2 million of gross accounts receivables related to these four customers at September 30, 2018. During the first nine months of 2017, approximately 33% of the Company’s total revenues was derived from Urban Science Applications, General Motors and Media.net, and approximately 43%, or $12.2 million of gross accounts receivables, related to these three customers at September 30, 2017.

Accrued Expenses and Other Current Liabilities. Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Other accrued expenses	$7,154	$6,307
Amounts due to customers	392	438
Other current liabilities	437	507
Total other accrued expenses and other current liabilities	$7,983	$7,252

Convertible Notes Payable. In connection with the acquisition of AutoUSA, the Company issued a convertible subordinated promissory note for $1.0 million (“AutoUSA Note”) to AutoNationDirect.com, Inc. The fair value of the AutoUSA Note as of the AutoUSA acquisition date was $1.3 million. This valuation was estimated using a binomial option pricing method. Key assumptions used by the Company’s outside valuation consultants in valuing the AutoUSA Note included a market yield of 1.6% and stock price volatility of 65.0%. As the AutoUSA Note was issued with a substantial premium, the Company recorded the premium as additional paid-in capital. Interest is payable at an annual interest rate of 6% in quarterly installments. The entire outstanding balance of the AutoUSA Note is to be paid in full on January 31, 2019. The holder of the AutoUSA Note may at any time convert all or any part, but at least 30,600 shares, of the then outstanding and unpaid principal of the AutoUSA Note into fully paid shares of the Company’s common stock at a conversion price of $16.34 per share (as adjusted for stock splits, stock dividends, combinations, and other similar events). In the event of default, the entire unpaid balance of the AutoUSA Note will become immediately due and payable and will bear interest at the lower of 8% per year or the highest legal rate permissible under applicable law.

9. Long-Lived Assets and Impairment

Intangible Assets.  The Company amortizes the costs of specifically identified definite-lived intangible assets using the straight-line method over the estimated useful lives of the assets.

The Company’s intangible assets are amortized over the following estimated useful lives :

		September 30, 2018 (in thousands)			December 31, 2017 (in thousands)
Definite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks/trade names/licenses/domains	3 -7 years	$16,589	$(14,734)	$1,855	$16,589	$(4,037)	$12,552
Software and publications	3 years	1,300	(1,300)	—	1,300	(1,300)	—
Customer relationships	2 - 10 years	19,563	(14,485)	5,078	19,563	(10,555)	9,008
Employment/non-compete agreements	1 - 5 years	1,510	(1,510)	—	1,510	(1,493)	17
Developed technology	5 - 7 years	8,955	(4,601)	4,354	8,955	(3,619)	5,336
		$47,917	$(36,630)	$11,287	$47,917	$(21,004)	$26,913

		September 30, 2018			December 31, 2017
Indefinite-lived Intangible Asset	Estimated Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain	Indefinite	$2,200	$—	$2,200	$2,200	$—	$2,200

Amortization expense on intangible assets with definite lives is included in both Cost of revenues and Depreciation and amortization in the Unaudited Consolidated Condensed Statements of Operations. Total amortization expense was $1.6 million and $5.0 million for the three and nine months ended September 30, 2018, respectively. Amortization expense was $1.3 million and $4.1 million for the three and nine months ended September 30, 2017, respectively.

Amortization expense for the remainder of the year and for future years is as follows:

Amortization Expense
Year	(in thousands)
2018	$1,511
2019	4,872
2020	2,371
2021	1,499
2022	902
Thereafter	132
$11,287

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized and is assessed annually for impairment or earlier, when events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company impaired goodwill by $5.1 million during the nine months ended September 30, 2018.

(in thousands)
Goodwill as of December 31, 2017	$5,133
Impairment charge	(5,133)
Goodwill as of September 30, 2018	$—

Impairment Testing of Intangible Assets

On October 5, 2017, the Company and DealerX Partners, LLC, a Florida limited liability company (“DealerX”), entered into a Master License and Services Agreement (“DealerX License Agreement”). Pursuant to the terms of the DealerX License Agreement, AutoWeb was granted a perpetual license to access and use DealerX’s proprietary platform and technology for targeted, online marketing.

The transaction consideration consisted of: (i) $8.0 million in cash paid to DealerX upon execution of the DealerX License Agreement and (ii) the right to 710,856 shares of the Company’s common stock, par value $0.001 per share, representing approximately five percent of the Company’s outstanding Common Stock as of the date the parties entered into the DealerX License Agreement (“Market Capitalization Shares”) if on or before October 5, 2022: (i) AutoWeb’s market capitalization averaged at least $225.0 million over a consecutive 90 day period or (ii) there occurred a change in control of AutoWeb that reflected a market capitalization of at least $225.0 million. If the Market Capitalization Shares were issued to DealerX, DealerX’s obligations to continue to support the platform (“Platform Support Obligations”) would continue in perpetuity. Alternatively, upon the occurrence of certain events prior to the issuance of the Market Capitalization Shares, AutoWeb could elect to make an additional lump-sum payment of $12.5 million (“Alternative Cash Payment”) in order to extend DealerX’s Platform Support Obligations in perpetuity. If the Alternative Cash payment was made, DealerX’s contingent right to receive the Market Capitalization Shares would be terminated. The fair value of the Market Capitalization Shares was calculated at $2.5 million. At the transaction date the Company recorded approximately $10.5 million as a definite-lived intangible asset which was amortized over its expected useful life of 7 years.

The Company makes judgments about the recoverability of purchased intangible assets with definite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with definite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. In the third quarter of 2018, the Company performed an analysis of its planned future use of two intangible assets in the licenses and customer relationships asset groups. As a result of realignment activities finalized in the third quarter, the Company made a determination that the Company's use of certain assets would not be continued as originally planned. Accordingly, the Company performed further analysis to quantitatively determine the amount of impairment for each of these intangible assets as of September 30, 2018.

 A structured test was performed with the DealerX license intangible asset, whereby lead generation and acquisition cost, amongst other things, was compare to alternate sources of lead generation available to the Company. As a result of the Company’s analysis, the Company concluded that the effectiveness of the platform was not in-line with the enhanced consumer-to-client matchmaking that the Company is seeking and made the decision in the third quarter to terminate DealerX’s Platform Support Obligations, significantly impacting the usability of the asset by the Company. Accordingly, the Company recorded impairment charges of $9.0 million in connection with the impairment of this long-lived asset with the expense recorded in Cost of revenues-impairment on the Company’s Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018.

A quantitative analysis was performed by the Company on its customer relationship intangible assets, whereby it examined available data, namely historical activity and cash flows resulting from the customer relationships of previous acquisitions, in concert with projected future use of acquired customer relationships within the parameters of the Company’s future strategic plans. As a result of this analysis, the Company determined there to be impairment of $1.6 million related to customer relationship intangible assets acquired in a 2015 acquisition for which projected cash flows did not support the carrying values. Additionally, the Company determined that the estimated useful life of these customer relationship intangible assets had changed from 10 years to 5 years. This change in estimate has no impact on the current period but will impact amortization expense in future periods as amortization will be accelerated over the remaining estimated useful life of this asset due to the change in estimate.

10. Credit Facility

The Company and MUFG Union Bank, N.A. entered into a Loan Agreement dated February 26, 2013, as amended on September 10, 2013, January 13, 2014, May 20, 2015, June 1, 2016, June 28, 2017, and December 27, 2017 (the original Loan Agreement, as amended, is referred to collectively as the “Credit Facility Agreement”).  The Credit Facility Agreement provided for (i) a $9.0 million term loan; (ii) a $15.0 million term loan; and (iii) an $8.0 million working capital revolving line of credit (“Revolving Loan”).  The term loans were fully paid as of December 31, 2017. The Revolving Loan was fully paid as of March 31, 2018.

11. Commitments and Contingencies

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

  12. Income Taxes

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

ASC 740 “Income Taxes” , requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

At September 30, 2018 and December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the TCJA; however, the Company has made a reasonable estimate of the effects of the TCJA’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. For the year ended December 31, 2017, the Company recorded a decrease in deferred tax assets and deferred tax liabilities of $11.7 million and $0.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $11.7 million. In addition, in 2017, the Company recognized a deemed repatriation of $0.6 million of deferred foreign income from its Guatemala subsidiary, which did not result in any incremental tax cost after application of foreign tax credits. The Company’s provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon ongoing analysis of data and tax positions along with the new guidance from regulators and interpretations of the law. On an interim basis, the Company estimates an annual effective tax rate and records a quarterly income tax provision in accordance with the estimated annual rate, adjusted accordingly by the tax effect of certain discrete items that arise during the quarter. As the fiscal year progresses, the Company refines its estimated annual effective tax rate based on actual year-to-date results recognized for the year-to-date. This process can result in significant changes to the Company's estimated effective tax rate. When such activity occurs, the income tax provision is adjusted during the quarter in which the estimates are refined and adjusted. As such, the Company’s year-to-date tax provision reflects the estimated annual effective tax rate. These changes, along with adjustments to the Company's deferred taxes and related valuation allowance, may create fluctuation in the overall effective tax rate from period to period.

During 2017, management assessed available evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year period ended December 31, 2017. The Company was projecting pre-tax income for 2017 until the three months ended December 31, 2017, in which the Company incurred a significant pre-tax loss due to the impairment of goodwill. The Company experienced increased costs of providing services to its customers, as well as decrease in market share resulting from increased competition. Additionally, the Company also projects that 2018 pre-tax profits, if any, may not offset the cumulative three-year pre-tax loss as of December 31, 2017. Based on this evaluation, the Company recorded an additional valuation allowance of $16.7 million against its deferred tax assets during the year ended December 31, 2017. At September 30, 2018 and December 31, 2017, the Company has recorded a valuation allowance of $21.3 million against its deferred tax assets.

The Company’s effective tax rate for the nine months ended September 30, 2018 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of an existing valuation allowances recorded against the Company’s existing tax assets.

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

Our consumer-facing automotive websites (“Company Websites”) provide consumers with information and tools to aid them with their automotive purchase decisions and the ability to submit inquiries requesting Dealers to contact the consumers regarding purchasing or leasing vehicles (“Leads”) .  Leads are internally-generated from our Company Websites (“Internally-Generated Leads”) or acquired from third parties (“Non-Internally-Generated Leads”) that generate Leads from their websites. Our AutoWeb® consumer traffic referral product provides consumers who are shopping for vehicles online with targeted offers based on make, model and geographic location. As these consumers conduct online research on a Company Website or on the site of one of our network of automotive publishers, they are presented with relevant offers on a timely basis and, upon the consumer clicking on the displayed advertisement, are sent to the appropriate website location of one of our Dealer, Manufacturer or advertising customers.

Our business, results of operations and financial condition are impacted by the volume and quality of our Leads. We measure Lead quality by the conversion of Leads to actual vehicle sales, which we refer to as the “buy rate.” Buy rate is the percentage of the consumers submitting Leads that we delivered to our customers represented by the number of these consumers who purchased vehicles within ninety days of the date of the Lead submission.  We rely on detailed feedback from Manufacturers and wholesale customers to confirm the performance of our Leads.  Our Manufacturer and other wholesale customers each match the Leads we deliver to our customers against vehicle sales to provide us with information about vehicle purchases by the consumers who submitted Leads that we delivered to these customers.  AutoWeb also obtains vehicle registration data from a third-party provider. This information, together with our internal analysis allows us to estimate the buy rate for the consumers who submitted the Internally Generated Leads that we delivered to our customers. Based on the most current information and our internal analysis, we have estimated that, on average, consumers who submit Internally-Generated Leads that we deliver to our customers have an estimated buy rate of approximately 17%.  Buy rates that individual Dealers may achieve can be impacted by factors such as the strength of processes and procedures within the dealership to manage communications and follow up with consumers.

Total revenues in the first nine months of 2018 were $93.3 million compared to $108.8 million in the first nine months of 2017. The decline in revenue was primarily due to less efficient traffic acquisition and lower retail dealer count and lead volumes. We believe that a large part of the inefficiency in traffic acquisition was the result of increased traffic acquisition costs as we invest in new traffic acquisition strategies, as well as the consumers shift to mobile and our ability to efficiently convert traffic to leads.

During the third quarter of 2018, we completed a comprehensive review of our products, traffic acquisition, pricing policies, distribution channels, technology infrastructure, strategic positioning and organizational capabilities. This review involved a significant change in key management and organizational structure.

We move into the fourth quarter of 2018 with a plan that will be executed strategically. We will continue to work with our traffic partners to optimize our search engine marketing (“SEM”) methodologies and rebuild our high-quality traffic streams. We also expect to invest in new product development and technology infrastructure, and to continue to restructure our organization to better align with our revised strategy, which will likely result in significant costs. We cannot provide an exact timeframe for resolution of these issues, as we are early in the implementation of our revised strategy. However, our plan is designed to enable us to grow impressions, improve conversion, expand distribution, and increase capacity. This focus, along with plans to develop new, innovative products will create opportunities for improved quality of delivery and strengthen our position for revenue growth.

For the three and nine months ended September 30, 2018, our business, results of operations and financial condition were affected, and may continue to be affected in the future, by general economic, employment and market factors, conditions in the automotive industry, the markets for Leads, and online advertising services, including, but not limited to, the following:

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

Results of Operations

 Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table sets forth certain statement of operations data for the three-month periods ended September 30, 2018 and 2017 (certain balances and calculations have been rounded for presentation):

	2018	% of total revenues	2017	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$24,986	79%	$27,711	75%	$(2,725)	(10)%
Advertising	6,606	21	8,946	24	(2,340)	(26)
Other revenues	103	—	215	1	(112)	(52)
Total revenues	31,695	100	36,872	100	(5,177)	(14)
Cost of revenues	26,278	83	25,786	70	492	2
Cost of revenues - impairment	9,014	28	—	—	9,014	N/A
Gross (loss) profit	(3,597)	(11)	11,086	30	(14,683)	N/A
Operating expenses:
Sales and marketing	3,333	11	3,692	10	(359)	(10)
Technology support	4,303	14	3,141	9	1,161	37
General and administrative	3,639	11	2,818	7	821	29
Depreciation and amortization	1,172	4	1,192	3	(20)	(2)
Goodwill Impairment	—	—	—	—	—	—
Long-lived asset impairment	1,968	6	—	—	1,968	N/A
Total operating expenses	14,415	45	10,843	29	3,572	33
Operating (loss) income	(18,012)	(57)	243	1	(18,255)	N/A
Interest and other income (expense), net	(24)	—	(93)	—	69	(74)
(Loss) Income before income tax provision	(18,036)	(57)	150	—	(18,186)	N/A
Income tax provision	—	—	81	—	(81)	N/A
Net (loss) income	$(18,036)	(57)%	$69	—%	$(18,105)	N/A

 Lead fees. Lead fees revenues decreased $2.7 million, or 10%, in the third quarter of 2018 compared to the third quarter of 2017 primarily due to less efficient traffic acquisition and lower retail dealer count and lead volumes.

Advertising. Advertising revenues decreased $2.3 million, or 26%, in the third quarter of 2018 compared to the third quarter of 2017 as a result of a decrease in $1.9 million decrease in click revenue associated with decreased pricing per click coupled with a $0.4 million decrease in display advertising traffic on our website.

Other Revenues. Other revenues consist primarily of revenues from our mobile products and revenues from our Reseller Agreement with SaleMove. Other revenues decreased to $0.1 million in the third quarter of 2018 from $0.2 million in the third quarter of 2017 primarily due to lower customer utilization of the mobile product and SaleMove product. The SaleMove Reseller Agreement will expire November 30, 2018.

Cost of Revenues. Cost of revenues consists of purchase request and traffic acquisition costs and other cost of revenues. Purchase request and traffic acquisition costs consist of payments made to our purchase request providers, including internet portals and online automotive information providers. Other cost of revenues consists of SEM and fees paid to third parties for data and content, including search engine optimization activity, included on our websites, connectivity costs, development costs related to our websites, compensation related expense and technology license fees, server equipment depreciation, and technology amortization directly related to the Company Websites. SEM, sometimes referred to as paid search marketing, is the practice of bidding on keywords on search engines to drive traffic to a website. Cost of revenues increased $0.5 million, or 2%, in the third quarter of 2018 compared to the third quarter of 2017 primarily due to increased traffic acquisition costs.

Cost of Revenues-Impairment. Cost of revenues-impairment consists of impairment charges on definite-lived intangible assets which are directly related to websites or technology that generate revenue for the Company. The Company makes judgments about the recoverability of purchased intangible assets with definite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with definite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. In the third quarter of 2018, the Company made a decision to terminate the platform support provision of an existing perpetual license used to support the Company’s websites, significantly impacting the usability of the asset by the Company. As a result, in the quarter ended September 30, 2018, the Company recorded charges of approximately $9.0 million in connection with the impairment of this long-lived asset to cost of revenues-impairment. The Company did not have a comparable charge in the same period for 2017.

Gross Profit. Gross profit in the third quarter of 2018 decreased $14.7 million from the third quarter of 2017 due to decreased revenue and increased cost of revenues as mentioned above. A major contributor to the increased cost of revenues was the one-time impairment charge related to the DealerX license of $9.0 million that was charged to cost of revenues. As a percentage of net revenue, our gross profit was (11%) and 30% for the three months ended September 30, 2018 and 2017, respectively. The decrease was significantly impacted by the $9.0 million impairment charge related to DealerX, which as a percentage of net revenue, was 28%.

Sales and Marketing. Sales and marketing expense includes costs for developing our brand equity, personnel costs, and other costs associated with Dealer sales, website advertising, and dealer support. Sales and marketing expense in the third quarter of 2018 decreased $0.4 million, or 10%, compared to the third quarter of 2017 due primarily to lower media spend, offset by increased head-count costs.

Technology Support. Technology support expense includes compensation, benefits, software licenses and other direct costs incurred by the Company to enhance, manage, maintain, support, monitor and operate the Company’s websites and related technologies, and to operate the Company’s internal technology infrastructure. Technology support expense in the third quarter of 2018 increased by $1.2 million, or 37%, compared to the third quarter of 2017 due primarily to severance and other headcount-related costs coupled with consulting costs associated with the management realignment of the information technology function in September 2018.

General and Administrative. General and administrative expense consists of executive, financial and legal personnel expenses and costs related to being a public company. General and administrative expense in the third quarter of 2018 increased by $0.8 million, or 29%, from the third quarter of 2017 due primarily to increased compensation-related costs and increased professional fees.

Depreciation and Amortization. Depreciation and amortization expense in the third quarter of 2018 decreased $20,000 from the third quarter of 2017 primarily due to normal amortization.

Long-Lived Asset Impairment. The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. Events that may indicate that the assets might be impaired include, but are not limited to, a significant downturn in the economy, a loss of a major customer or group of customers or a significant decrease in the market value of an asset. During the third quarter of 2018, the Company recorded an impairment of approximately $0.4 million related to the impairment of asset advances to SaleMove which were determined to be non-recoverable at September 30, 2018. In addition, approximately $1.6 million was recorded as an impairment on customer relationships acquired in a 2015 acquisition after an analysis showed that a significant percentage of the acquired customers were no longer part of the dealer base.

Other Income (Expense), Net. Other income (expense), net increased $0.1 million from the third quarter of 2017 due to a decrease in interest expense of $0.2 million due to payoff of term loans and revolving line of credit in the fourth quarter of 2017 and the first quarter of 2018, and the gain on the sale of our investment in SaleMove, offset by the write-down of our GoMoto investment in the third quarter of 2018.

Income Taxes. Income tax expense was zero in the third quarter of 2018 compared to income tax expense of $81,000 in the third quarter of 2017.  Income tax expense quarter over quarter differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowances placed on accrued tax assets for such losses.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table sets forth certain statement of operations data for the nine-month periods ended September 30, 2018 and 2017 (certain balances and calculations have been rounded for presentation):

	2018	% of total revenues	2017	% of total revenues	$ Change	% Change
	(Dollar amounts in thousands)
Revenues:
Lead fees	$71,277	76%	$83,149	76%	$(11,872)	(14)%
Advertising	21,643	24	24,914	23	(3,271)	(13)
Other revenues	416	0	741	1	(352)	(44)
Total revenues	93,336	100	108,804	100	(15,468)	(14)
Cost of revenues	74,702	80	74,171	68	531	1
Cost of revenues - impairment	9,014	10	—	—	9,014	N/A
Gross profit	9,620	10	34,633	32	(25,013)	(72)
Operating expenses:
Sales and marketing	10,096	11	10,684	10	(588)	(6)
Technology support	10,653	11	9,582	9	1,071	11
General and administrative	11,980	13	9,040	8	2,940	33
Depreciation and amortization	3,495	4	3,623	3	(128)	(4)
Goodwill Impairment	5,133	5	—	—	5,133	N/A
Long-lived asset impairment	1,968	2	—	—	1,968	N/A
Total operating expenses	43,325	46	32,929	30	10,396	32
Operating (loss) income	(33,705)	(36)	1,704	2	(35,409)	N/A
Interest and other income (expense), net	178	—	(289)	—	467	N/A
(Loss) income before income tax provision	(33,527)	(36)	1,415	2	(34,942)	N/A
Income tax provision	4	—	539	1	(535)	(99)
Net (loss) income	$(33,531)	(36)%	$876	1%	$(34,407)	N/A%

Lead Fees. Lead fees revenues decreased $11.9 million, or 14%, in the first nine months of 2018 compared to the first nine months of 2017 primarily due to less efficient traffic acquisition and lower retail dealer count and lead volumes.

Advertising. Advertising revenues decreased $3.3 million, or 13%, in the first nine months of 2018 compared to the first nine months of 2017 due to a decrease in click revenue of $2.4 million associated with decreased pricing per click coupled with a decrease of $0.9 million associated with display advertising traffic on our website.

Other Revenues. Other revenues decreased to $0.4 million in the first nine months of 2018 from $0.7 million in the first nine months of 2017 primarily due to lower customer utilization of the mobile product and SaleMove product. The SaleMove Reseller Agreement will expire November 30, 2018.

Cost of Revenues. Cost of revenues increased $0.5 million in the first nine months of 2018 compared to the first nine months of 2017 primarily due to increased traffic acquisition costs associated with both lead and click volume.

Cost of Revenues-Impairment. Cost of revenues-impairment expense of $9.0 million incurred in the nine months ended September 30, 2018 is due to the Company’s decision to terminate the platform support provision of an existing perpetual license used to support the Company’s websites, significantly impacting the usability of the asset by the Company and resulting in an impairment charge to the related intangible asset. The Company did not have a comparable charge in the same period for 2017.

Gross Profit. Gross profit decreased $25.0 million in the first nine months of 2018 compared to the first nine months in 2017 due to decreased revenue and increased cost of revenues as mentioned above. A major contributor to the increased cost of revenues was the one-time impairment charge related to the DealerX license of $9.0 million that was charged to cost of revenues. As a percentage of net revenue, our gross profit was 10% and 32% for the nine months ended September 30, 2018 and 2017, respectively. The decrease was significantly impacted by the $9.0 million impairment charge related to DealerX, which as a percentage of net revenue, was 10%.

Sales and Marketing. Sales and marketing expense in the first nine months of 2018 decreased $0.6 million, or 6%, compared to the first nine months of 2017 due primarily to lower headcount-related costs and media spend, offset by severance costs.

Technology Support. Technology support expense in the first nine months of 2018 increased by $1.1 million, or 11%, compared to the first nine months of 2017 due primarily to severance and other headcount-related costs coupled with consulting costs associated with the management realignment of the information technology function in September 2018.

General and Administrative. General and administrative expense in the first nine months of 2018 increased $2.9 million, or 33%, from the first nine months of 2017 due primarily to $1.4 million in severance-related costs associated with the termination of the Company’s former CEO in April 2018, coupled with increased compensation-related costs and professional fees.

Depreciation and Amortization. Depreciation and amortization expense in the first nine months of 2018 decreased $0.1 million to $3.5 million compared to $3.6 million in the first nine months of 2017 primarily due to normal depreciation and amortization.

Goodwill impairment. The Company evaluated enterprise goodwill for impairment in the first nine months of 2018 due to the Company’s decreased stock price since its prior annual goodwill impairment analysis on October 1, 2017. As of March 31, 2018, the carrying value of AWI was higher than its fair value based on market capitalization at that date. As a result, a non-cash impairment charge of $5.1 million was recording during the nine months ended September 30, 2018.

Long-lived asset impairment. The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. Events that may indicate that the assets might be impaired include, but are not limited to, a significant downturn in the economy, a loss of a major customer or group of customers or a significant decrease in the market value of an asset. During the third quarter of 2018, the Company recorded an impairment of approximately $0.4 million related to the impairment of asset advances to SaleMove which were determined to be non-recoverable at September 30, 2018. In addition, approximately $1.6 million was recorded as an impairment on customer relationships acquired in a 2015 acquisition after an analysis showed that a significant percentage of the acquired customers were no longer part of the dealer base.

Other Income (Expense), Net. Other income (expense), net increased $0.5 million to $0.2 million for the first nine months of 2018 compared to $(0.3) million in the first nine months of 2017 primarily to a decrease in Interest expense of $0.5 million due to the payoff of term loans and revolving line of credit in the fourth quarter of 2017 and the first quarter of 2018.

Income Taxes. Income tax expense was $4,000 in the first nine months of 2018 compared to income tax expense of $0.5 million in the first nine months of 2017.  Income tax expense for the first nine months of 2018 differed from the federal statutory rate primarily due to operating losses that receive no tax benefit as a result of valuation allowances placed on tax assets for such losses.

Liquidity and Capital Resources

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(743)	$12,468
Net cash used in investing activities	(703)	(2,218)
Net cash used in financing activities	(7,723)	(4,066)

Our principal sources of liquidity are our cash and cash equivalents balances totaling $15.8 million at September 30, 2018, and our cashflows generated from operations.  While we believe that our existing sources of liquidity will be sufficient to fund our operations for the next twelve months, our future capital requirements will depend on many factors, including but not limited to, implementing new strategic plans, modernizing and upgrading our technology and systems, pursuing business objectives and responding to business opportunities, challenges or unforeseen circumstances, developing new or improving existing products or services, enhancing our operating infrastructure and acquiring complementary businesses and technologies. To the extent that our existing liquidity is insufficient to fund our future activities, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all.

For information concerning the Company’s previously announced share repurchase authorization, see Note 5, Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We did not repurchase any shares during the nine months ended September 30, 2018 and 2017.

Credit Facility and Term Loan. For information concerning our term and revolving bank loans, see Note 9, Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash Provided by Operating Activities Net cash used in operating activities totaled $0.7 million for the nine months ended September 30, 2018, as compared to cash provided by operating activities of $12.5 million for the nine months ended September 30, 2017.  This decrease in cash provided by operating activities was driven by a decrease in gross profit, an increase in compensation charges incurred as a result of organizational headcount changes, and increased payments on technology enhancements, partially offset by a decrease in interest paid and an increase in liabilities accrued which will not be paid until 2019.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $0.7 million in the nine months ended September 30, 2018, which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software of $0.8 million, offset by $0.1 million in proceeds from the sale of the SaleMove investment.

Net cash used in investing activities was $2.2 million in the nine months ended September 30, 2017, which primarily related to purchases of property and equipment and expenditures related to capitalized internal use software.

Net Cash Used in Financing Activities.  Net cash used in financing activities of $7.7 million in the nine months ended September 30, 2018, primarily related to payments of $8.0 million to pay down the revolving credit facility in March 2018, offset by proceeds from the issuance of common stock and the exercise of stock options.

Net cash used in financing activities of $4.1 million primarily related to payments of $3.9 million made against the term loan borrowings and $1.2 million used to repurchase Company common stock in the first nine months of 2017. In addition, stock options for 191,074 shares of the Company’s common stock were exercised in the first nine months of 2017 resulting in $1.1 million cash inflow.

Off-Balance Sheet Arrangements

At September 30, 2018, we had no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(D)(ii).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions.  For the three months ended September 30, 2018, there were no material changes in the information required to be provided under Item 305 of Regulation S-K from the information disclosed in Item 7A of the 2017 Form 10-K.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer believe that, due to the material weakness in internal control over financial reporting previously reported in our 2017 Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2018.

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

We may require additional capital to implement new strategic plans, modernize and upgrade our technology and systems, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, or is not available on favorable terms, our financial performance could be materially and adversely affected.

We may require additional capital to implement new strategic plans, modernize and upgrade our technology and systems, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to develop new products or services, improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. As a result, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all.

Any debt financing that we secure in the future could involve restrictive covenants that may make it more difficult for us to obtain additional capital. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to implement new strategic plans, modernize and upgrade our technology and systems, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our financial performance could be materially and adversely affected.

Data privacy laws, rules and regulations.

Various laws, rules and regulations govern the collection, use, retention, sharing and security of data that we receive from our users, advertisers and affiliates. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data and personal information. Any failure, or perceived failure, by us to comply with our posted privacy policies, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others. Further, failure or perceived failure by us to comply with our policies, applicable requirements or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users, advertisers or Lead referral and advertising affiliates. We cannot predict whether new legislation or regulations concerning data privacy and retention issues related to our business will be adopted, or if adopted, whether they could impose requirements that may result in a decrease in our user registrations and materially and adversely affect our financial performance.  Proposals that have or are currently being considered include restrictions relating to the collection and use of data and information obtained through the tracking of internet use, including the possible implementation of a “Do Not Track” list, that would allow internet users to opt-out of such tracking. Other proposals include enhanced rights for consumers to obtain information regarding the sharing or sale of their personal information and rights to opt-out or prevent the sharing or sale of their personal information to third parties, similar to the European Union’s General Data Protection Regulation. The State of California has already enacted AB 375, the California Consumer Privacy Act of 2018, which includes significant new personal data privacy rights for consumers. The law becomes effective on January 1, 2020, but may be subject to various amendments before it becomes effective. Depending on the provisions of the law that become effective, compliance with this law could have a material and adverse effect on our financial performance

Interruptions or failures in our information technology platforms, communication systems or security systems could materially and adversely affect our financial performance.

Our information technology and communications systems are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyber-attacks, terrorist attacks, technology operations and development failures, failure of redundant systems and disaster recovery plans and similar events. Our planned technology modernization efforts that began in the third quarter of 2018 and that are anticipated to continue through 2019 may have temporary negative impacts on performance of our systems as our systems are moved to new platforms. Outages and interruptions could damage our reputation and harm our operating results. Despite our network security measures, our information technology platforms are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We do not have multiple site capacity for all of our services. In the event of delays or disruptions to services we rely on third party providers to perform disaster recovery planning and services on our behalf. We are vulnerable to extended failures to the extent that planning, and services are not adequate to meet our continued technology platform, communication or security systems’ needs. We rely on third party providers for our primary and secondary internet connections. Our co-location service and public cloud services that provide infrastructure and platform services, environmental and power support for our technology platforms, communication systems and security systems are received from third party providers. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to effectively design and implement sufficient security systems or plan for increases in capacity could, in turn, cause delays or disruptions in our services. We are insured for some, but not all, of these events. Even for those events for which we are insured and have coverage under the terms and conditions of the applicable policies, there are no assurances given that the coverage limits would be sufficient to cover all losses we might incur or experience.

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

10.1■*	Offer of Employment dated as of October 2, 2018 between Company and Sara Partin

10.2■*	Inducement Stock Option Award Agreement dated as of October 22, 2018 between Company and Sara Partin

10.3■*	Indemnification Agreement dated as of October 22, 2018 between Company and Sara Partin

10.4■*	Severance Benefits Agreement dated October 22, 2018 between Company and Sara Partin

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

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

AutoWeb, Inc.

Date: November 8, 2018	By:	/s/ Wesley Ozima
Wesley Ozima
Senior Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)